Form 10-K
period 1993-12-31
UNITED MISSOURI BANCSHARES INC
filed 1994-03-18
CIK 101382

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended: DECEMBER 31, 1993

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                to                .

                         Commission file number: 0-4887

                        UNITED MISSOURI BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                MISSOURI                                   43-0903811
    (State or other jurisdiction of                     (I.R.S Employer
     incorporation or organization)                   Identification No.)

           1010 GRAND AVENUE,                                64106
         KANSAS CITY, MISSOURI                             (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (816) 860-7000

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $12.50 PAR VALUE
                                (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [     ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X     No

     As of February 28, 1994, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $455,295,000 based on the NASDAQ closing price of that date.

     Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.


                 Class                          Outstanding at February 28, 1994
     Common Stock, $12.50 Par Value                    17,539,755 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

        Company's 1994 Proxy Statement dated March 17, 1994 -- Part III
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

ITEM                                                                                   PAGE
- ----                                                                                ----------
                                            PART I
 1.     Business.................................................................       1
 2.     Properties...............................................................       4
 3.     Legal Proceedings........................................................       4
 4.     Submission of Matters to a Vote of Security Holders......................       4
                                         PART II
 5.     Market for the Registrant's Common Equity and Related Stockholder
        Matters..................................................................       4
 6.     Selected Financial Data..................................................       5
 7.     Management's Discussion and Analysis of Financial Condition and Results
        of
        Operations...............................................................       5
 8.     Financial Statements and Supplementary Data..............................       5
 9.     Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure...............................................................       5
                                        PART III
10.     Directors and Executive Officers of the Registrant.......................       5
11.     Executive Compensation...................................................       5
12.     Security Ownership of Certain Beneficial Owners and Management...........       5
13.     Certain Relationships and Related Transactions...........................       6
                                         PART IV
14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..........       6
                                                                                        8
Signatures.......................................................................

Financial Information............................................................   Appendix A

                                     PART I

ITEM 1. BUSINESS

GENERAL

     United Missouri Bancshares, Inc. (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns substantially all of the outstanding stock of 30 commercial banks, a consumer credit bank, a bank real estate corporation, a reinsurance company, a community development corporation and a discount brokerage company.

     The Company's 30 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 14 located in Missouri, 12 in Kansas, two in Illinois and two in Colorado, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, United Missouri Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 1993, is included on page A-50 of the attached Appendix, and is incorporated herein by reference.

     United Missouri Bank, U.S.A. is a consumer credit bank chartered in Delaware. United Missouri Bank, U.S.A. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

     Other subsidiaries of the Company are UMB Properties, Inc., United Missouri Insurance Company, United Missouri Brokerage Services, Inc., and UMB Community Development Corporation. UMB Properties, Inc. is a real estate company that leases facilities to certain subsidiaries and acquires and holds land and buildings for anticipated future facilities. United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. United Missouri Brokerage Services, Inc. provides transaction services in a variety of investment securities for the general public. This subsidiary offers brokerage and custodial services to its customers (including affiliate and correspondent banks) through the facilities of National Financial Services Corporation, a wholly-owned subsidiary of Fidelity Brokerage Services, Inc. UMB Community Development Corporation provides low-cost mortgage loans to low-to moderate-income families for acquiring or rehabing owner-occupied housing in Missouri, Kansas, Illinois and Colorado.

     The Company acquired eight Kansas bank holding companies during 1993. These acquisitions are discussed in detail on pages A-9 and A-10 of the attached Appendix, which is incorporated herein by reference.

     On a full-time equivalent basis at December 31, 1993, United Missouri Bancshares, Inc. and subsidiaries employed 3,718 persons.

COMPETITION

     The commercial banking business is highly competitive. Affiliate banks compete with other commercial banks and with other financial institutions, including savings and loan associations, finance companies, money market mutual funds, mortgage banking companies and credit unions. In recent years, competition has also increased from institutions not subject to the same geographical and other regulatory restrictions as domestic banks and bank holding companies.

MONETARY POLICY AND ECONOMIC CONDITIONS

     The operations of the Company's affiliate banks are affected by general economic conditions as well as the monetary policy of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") which affects the supply of money available to commercial banks. Monetary policy measures by the Federal

Reserve Board are effected through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements.

SUPERVISION AND REGULATION

     As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA") and to regulation by the Federal Reserve Board.

     The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of the voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company.

     Under the BHCA, a bank holding company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in business other than that of banking, managing and controlling banks or performing services for its banking subsidiaries. However, the BHCA authorizes the Federal Reserve Board to permit bank holding companies to engage in activities which are so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The BHCA prohibits the Federal Reserve Board from approving an application by a registered bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted unless the acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. In 1986, Missouri authorized bank holding companies domiciled in contiguous states to acquire Missouri banks and bank holding companies, provided their home states have similar laws. Colorado and all of the eight states contiguous to Missouri have passed similar legislation.

     There are various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. The Company and its subsidiaries are also subject to certain restrictions on issuance, underwriting and distribution of securities.

     Nine of the affiliate banks are national banks and are subject to supervision and examination by the Comptroller of the Currency. United Missouri Bank, U.S.A. is chartered under the state banking laws of Delaware and is subject to supervision and regular examination by the Office of the State Bank Commissioner of Delaware. One of the affiliate banks is chartered under the state banking laws of Illinois and is subject to supervision and regular examination by the Office of the Commissioner of Banks and Trust Companies of Illinois. One of the affiliate banks is chartered under the state banking laws of Colorado and is subject to supervision and regular examination by the Office of the State Bank Commissioner of Colorado. Seven of the affiliate banks are chartered under the state banking laws of Kansas and are subject to supervision and regular examination by the Kansas Banking Department. The remaining 12 banks are chartered under the state banking laws of Missouri and are subject to supervision and regular examination by the Office of the Commissioner of Finance of Missouri. In addition, the national banks and the one state bank that are members of the Federal Reserve System are subject to examination by that agency. All affiliate banks are members of the Federal Deposit Insurance Corporation, and as such, are subject to examination thereby.

     United Missouri Brokerage Services, Inc. is subject to supervision and regulation by the National Association of Securities Dealers. This subsidiary is also a member of the Securities Investor Protection Corporation.

     Information regarding capital adequacy standards of Federal banking regulators is included on pages A-28 through A-30 of the attached Appendix, and is incorporated herein by reference.

     Information regarding dividend restrictions is on pages A-12 and A-17 of the attached Appendix, incorporated herein by reference.

STATISTICAL DISCLOSURE

     The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout pages A-26 through A-50 of the attached Appendix under the captions of "Five-Year Financial Summary" and "Financial Review," and such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

             NAME                AGE                    POSITION WITH REGISTRANT
- ------------------------------   ---    --------------------------------------------------------
R. Crosby Kemper..............   67     Chairman of the Board and Chief Executive Officer since
                                        1972. Chief Executive Officer of United Missouri Bank,
                                        n.a.
                                        (a subsidiary of the Company) since 1967.
Malcolm M. Aslin..............   46     President of the Company since 1982. Chairman of United
                                        Missouri Bank, n.a. since January 1994, having
                                        previously served as President.
Peter J. Genovese.............   47     Vice Chairman of the Board since 1982. Chairman of
                                        United Missouri Bank of St. Louis, n.a. (a subsidiary of
                                        the Company) since 1979.
Alexander C. Kemper...........   28     President of United Missouri Bank, n.a. since January
                                        1994, having previously served as Divisional Executive
                                        Vice President.
Rufus Crosby Kemper III.......   43     President of United Missouri Bank of St. Louis, n.a.
                                        since 1993. Executive Vice President of United Missouri
                                        Bank, n.a. prior thereto.
J. Lyle Wells, Jr.............   66     Vice Chairman of the Board of the Company since 1993.
                                        Vice Chairman of the Board of United Missouri Bank, n.a.
                                        since 1982.
Geoffrey E. Lind..............   45     Vice Chairman of the Board since 1993. Chairman,
                                        President and Chief Executive Officer of UMB Bank
                                        Colorado (a subsidiary of the Company) since 1991.
                                        Executive Vice President of United Missouri Bank, n.a.
                                        prior thereto.
Richard A. Renfro.............   59     President of UMB National Bank of America, Salina,
                                        Kansas,
                                        (a subsidiary of the Company) since 1986.
James A. Sangster.............   39     Divisional Executive Vice President of United Missouri
                                        Bank, n.a. since 1993. Executive Vice President prior
                                        thereto.
William C. Tempel.............   55     Chairman and President of UMB Commercial National Bank
                                        (a subsidiary of the Company) since 1993, having
                                        previously served as President.
Edward J. McShane, Jr.........   61     Divisional Executive Vice President and Senior Trust
                                        Officer of United Missouri Bank, n.a. since 1989.
                                        Executive Vice President and Head of Personal Trust and
                                        Custody Division prior thereto.
Douglas F. Page...............   50     Executive Vice President of the Company since 1984 and
                                        Divisional Executive Vice President, Loan
                                        Administration, of United Missouri Bank, n.a. since
                                        1989.
Lawrence E. Russell...........   47     Divisional Executive Vice President of United Missouri
                                        Bank, n.a. since 1989. Executive Vice President prior
                                        thereto.

             NAME                AGE                    POSITION WITH REGISTRANT
- ------------------------------   ---    --------------------------------------------------------
William M. Teiwes.............   52     Executive Vice President and Treasurer of the Company
                                        since 1985. Executive Vice President and Comptroller of
                                        United Missouri Bank, n.a. since 1981.
E. Frank Ware.................   49     Executive Vice President of United Missouri Bank, n.a.
                                        since 1985.

ITEM 2. PROPERTIES

     The Company's headquarters building, the United Missouri Bank Building, is located at 1010 Grand Avenue in downtown Kansas City, Missouri, and was opened in July 1986. Of the total 250,000 square feet, the offices of the parent company and customer service functions of United Missouri Bank, n.a. comprise 175,000 square feet. The remaining 75,000 square feet are leased to the Company's principal law firm and principal accounting firm.

     The banking facility of United Missouri Bank, n.a. at 928 Grand Avenue principally houses that bank's operations, data processing and other support functions and is connected to the headquarters building by an enclosed pedestrian walkway.

     At December 31, 1993, the Company's affiliate banks operated a total of 30 main banking houses and 86 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank.

     The Company's affiliate bank in St. Louis leases 40,000 square feet of space in the Equitable Building in the heart of the downtown commercial sector. A full service banking center, operations and administrative offices are housed at this location. The St. Louis affiliate bank provides full service banking at 10 additional offices, which circle the metropolitan area.

     Additional information with respect to premises and equipment is presented on page A-16 of the attached Appendix, which is incorporated herein by reference.

     In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 1993. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's stock is traded on the NASDAQ National Market System under the symbol "UMSB." As of December 31, 1993, the Company had 2,787 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page A-47 of the attached Appendix and is hereby incorporated by reference.

     Information concerning restrictions on the ability of Registrant to pay dividends and Registrant's subsidiaries to transfer funds to Registrant is contained on pages A-12 and A-17, respectively, of the attached Appendix and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

     See the "Five-Year Financial Summary" on page A-26 of the attached Appendix, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the "Financial Review" on pages A-26 through A-50 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:

          Consolidated Financial Statements -- pages A-2 through A-24.

          Summary of Operating Results by Quarter -- page A-47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is included in the Company's 1994 Proxy Statement under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

     Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     This information is included in the Company's 1994 Proxy Statement under the captions "Executive Compensation", "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation", "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     This information is included in the Company's 1994 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.

SECURITY OWNERSHIP OF MANAGEMENT

     This information is included in the Company's 1994 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is included in the Company's 1994 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Set forth below are the consolidated financial statements of the Company appearing on the indicated pages of the attached Appendix, which are hereby incorporated by reference.

                                                                               PAGE REFERENCE IN
                                                                             THE ATTACHED APPENDIX
                                                                             ---------------------
Consolidated Balance Sheet as of December 31, 1993, 1992 and 1991.........          A-2
Consolidated Statement of Income for the Three Years Ended December 31,
  1993....................................................................          A-3
Consolidated Statement of Cash Flows for the Three Years Ended December
  31, 1993................................................................          A-4
Consolidated Statement of Shareholders' Equity for the Three Years Ended
  December 31, 1993.......................................................          A-5
Notes to Financial Statements.............................................      A-6 to A-24
Independent Auditors' Report..............................................         A-25

     Condensed financial statements for parent company only may be found on page A-24. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

REPORTS ON FORM 8-K

     The Company did not file a report on Form 8-K during the fourth quarter of 1993.

EXHIBITS

The following Exhibit Index lists the Exhibits to Form 10-K.

EXHIBIT NUMBER    DESCRIPTION
- --------------    -----------
     (3a)         Articles of incorporation filed as Exhibit 3a to Form S-4, Registration No.
                  33-56450*

     (3b)         Bylaws filed as Exhibit 3b to Form S-4, Registration No. 33-56450*

     (4)          Description of the Registrant's common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10, dated March 5,
                  1993.*

                  The Registrant's Articles of Incorporation and Bylaws are attached as Exhibits
                  3(a) and 3(b), respectively, to the Registrant's Registration Statement on
                  Form S-4 (Commission file no. 33-56450) and are incorporated herein by reference in response to Exhibit 3 above. The following portions of those documents define some of the rights of the holders of the Registrant's common stock, par value $12.50 per share: Articles III (authorized shares), "X"
                  (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation)
                  of the Articles of Incorporation and Articles II (shareholder meetings),
                  Sections 2 (number and classes of directors) and 3 (Election and Removal of
                  Directors) of Article III, Section 1 (stock certificates) of Article VII and
                  Section 4 (indemnification) of Article VIII of the Bylaws.

                  Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the
                  Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

EXHIBIT NUMBER                                     DESCRIPTION
- --------------                                     -----------
    (10a)         1981 Incentive Stock Option Plan as amended November 27, 1985 and October 10,
                  1989, filed as Exhibit 10 to report on Form 10-K for the fiscal year ended
                  December 31, 1989*

    (10b)         1992 Incentive Stock Option Plan filed as Exhibit 28 to Form S-8, Registration
                  No. 33-58312*

    (10c)         An Agreement and Plan of Merger between United Missouri Bancshares, Inc. and
                  CNB Financial Corporation filed as Exhibit 2 to the Registrant's current report on Form 8-K dated October 28, 1992*

    (10d)         Indenture between United Missouri Bancshares, Inc., Issuer and NBD Bank, N.A.,
                  Trustee, filed as Exhibit 4a to Form S-3, Registration No. 33-55394*

     (11)         Statement regarding computation of per share earnings

     (12)         Statement regarding computation of earnings to fixed charges

     (21)         Subsidiaries of the Registrant

     (23)         Consent of Deloitte & Touche

     (24)         Powers of attorney

- -------------------------
* Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       UNITED MISSOURI BANCSHARES, INC.

        /s/ R. CROSBY KEMPER*                                 /s/ MALCOLM M. ASLIN
- ----------------------------------------           ----------------------------------------
R. Crosby Kemper, Chairman of the Board                    Malcolm M. Aslin, President
        and Chief Executive Officer

      /s/ WILLIAM M. TEIWES
- ----------------------------------------
             William M. Teiwes,
   Executive Vice President and Treasurer
(Principal Accounting and Financial Officer)

Date: March 18, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

       /s/ MALCOLM M. ASLIN
   ------------------------------    Director
         Malcolm M. Aslin


   ------------------------------    Director
       Paul D. Bartlett, Jr.


          THOMAS E. BEAL*
   ------------------------------    Director
          Thomas E. Beal


           H. ALAN BELL*
   ------------------------------    Director
           H. Alan Bell


   ------------------------------    Director
       David R. Bradley, Jr.


        NEWTON A. CAMPBELL*
   ------------------------------    Director
        Newton A. Campbell


  ------------------------------    Director
          Thom R. Cooper


       WILLIAM TERRY FULDNER*
   ------------------------------    Director
       William Terry Fuldner


       /s/ CHARLES A. GARNEY*
   ------------------------------    Director
         Charles A. Garney


         PETER J. GENOVESE*
   ------------------------------    Director
         Peter J. Genovese


         C.N. HOFFMAN, JR.*
   ------------------------------    Director
         C.N. Hoffman, Jr.


         ALEXANDER C. KEMPER*
   ------------------------------    Director
         Alexander C. Kemper


          R. CROSBY KEMPER*
   ------------------------------    Director
          R. Crosby Kemper


         R. CROSBY KEMPER III*
   ------------------------------    Director
         R. Crosby Kemper III


         DANIEL N. LEAGUE, JR.*
   -------------------------------   Director
         Daniel N. League, Jr.


          WILLIAM J. MCKENNA*
   -------------------------------   Director
          William J. McKenna


           ROY E. MAYES*
    ------------------------------   Director
           Roy E. Mayes


         JOHN H. MIZE, JR.*
    ------------------------------   Director
         John H. Mize, Jr.


         MARY LYNN OLIVER*
    ------------------------------   Director
         Mary Lynn Oliver


          W. L. ORSCHELN*
    ------------------------------   Director
          W. L. Orscheln

            ALAN W. ROLLEY*
    -----------------------------    Director
            Alan W. Rolley


          JOSEPH F. RUYSSER*
    -----------------------------    Director
          Joseph F. Ruysser


    -----------------------------    Director
         Thomas D. Sanders


    -----------------------------    Director
       Herman R. Sutherland


        E. JACK WEBSTER, JR.*
    -----------------------------    Director
        E. Jack Webster, Jr.


          JOHN E. WILLIAMS*
    -----------------------------    Director
         John E. Williams


        */s/ MALCOLM M. ASLIN
    -----------------------------
           Malcolm M. Aslin
  Attorney-in-Fact for each director


Date: March 18, 1994

                        UNITED MISSOURI BANCSHARES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                                    PAGES
                                                                                    -----
Consolidated Balance Sheet....................................................       A-2

Consolidated Statement of Income..............................................       A-3

Consolidated Statement of Cash Flows..........................................       A-4

Consolidated Statement of Shareholders' Equity................................       A-5

Notes to Financial Statements.................................................   A-6 to A-24

Independent Auditors' Report..................................................       A-25

Selected Financial Data ("Five-Year Financial Summary").......................       A-26

Management's Discussion and Analysis of Financial Condition and Results of
  Operations ("Financial Review").............................................   A-26 to A-50


                              FINANCIAL STATEMENTS

                        UNITED MISSOURI BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                              DECEMBER 31,
                                                                                 --------------------------------------
                                                                                    1993          1992          1991
                                                                                 ----------    ----------    ----------
                                                                                             (IN THOUSANDS)
ASSETS
Loans:
  Commercial, financial and agricultural......................................   $1,103,306    $  806,085    $  687,618
  Consumer....................................................................      591,383       427,967       427,861
  Real estate.................................................................      466,157       250,339       235,873
  Leases......................................................................        1,627         1,930         2,595
  Unearned interest...........................................................       (2,712)       (3,273)       (4,803)
  Allowance for loan losses...................................................      (35,590)      (24,456)      (26,241)
                                                                                 ----------    ----------    ----------
    Net loans.................................................................   $2,124,171    $1,458,592    $1,322,903
Securities available for sale:
  U.S. Treasury and agencies..................................................   $2,615,783    $2,084,616    $       --
  Mortgage-backed securities..................................................       73,472            --            --
  Equity securities and other.................................................       10,957         7,364            --
                                                                                 ----------    ----------    ----------
    Total securities available for sale (market value 1992-$2,099,087)........   $2,700,212    $2,091,980    $       --
Investment securities:
  U.S. Treasury and agencies..................................................   $       --    $       --    $1,479,793
  State and political subdivisions............................................      278,944       201,458       266,140
  Equity securities and other.................................................           --            --         7,630
                                                                                 ----------    ----------    ----------
    Total investment securities (market value of $282,346, $205,185 and
      $1,778,034, respectively)...............................................   $  278,944    $  201,458    $1,753,563
Federal funds sold............................................................       75,994       144,375       330,657
Securities purchased under agreements to resell...............................      263,181       222,740       209,275
Trading securities and other..................................................       83,746        39,021        94,411
                                                                                 ----------    ----------    ----------
    Total earning assets......................................................   $5,526,248    $4,158,166    $3,710,809
Cash and due from banks.......................................................      666,368       612,829       762,114
Bank premises and equipment, net..............................................      128,898       105,108        96,537
Accrued income................................................................       72,551        53,881        56,517
Premiums on and intangibles of purchased banks................................       85,286        24,654        24,544
Other assets..................................................................       49,475        48,549        41,532
                                                                                 ----------    ----------    ----------
    Total assets..............................................................   $6,528,826    $5,003,187    $4,692,053
                                                                                 ----------    ----------    ----------
                                                                                 ----------    ----------    ----------
LIABILITIES
Deposits:
  Noninterest-bearing demand..................................................   $1,488,278    $1,053,204    $  880,215
  Interest-bearing demand and savings.........................................    2,364,341     1,807,346     1,426,117
  Time deposits under $100,000................................................    1,058,354       811,961       902,432
  Time deposits of $100,000 or more...........................................      250,756       170,655       201,429
                                                                                 ----------    ----------    ----------
    Total deposits............................................................   $5,161,729    $3,843,166    $3,410,193
Federal funds purchased.......................................................       26,210       131,000        59,000
Securities sold under agreements to repurchase................................      598,872       529,837       688,958
Short-term debt...............................................................        1,453         1,583        50,547
Long-term debt................................................................       51,529        33,531        42,226
Accrued expenses and taxes....................................................       56,754        35,912        40,261
Other liabilities.............................................................       45,636        28,479        28,185
                                                                                 ----------    ----------    ----------
    Total liabilities.........................................................   $5,942,183    $4,603,508    $4,319,370
                                                                                 ----------    ----------    ----------
SHAREHOLDERS' EQUITY
Common stock, $12.50 par. Authorized 23,000,000 shares. 18,926,307;
  14,785,172; and 14,785,172 shares issued, respectively......................   $  236,579    $  184,815    $  184,815
Capital surplus...............................................................      167,368        63,046        63,353
Retained earnings.............................................................      208,557       180,502       152,177
Net unrealized gain on securities available for sale..........................       14,333            --            --
Treasury stock, 1,300,346; 1,003,700; and 985,574 shares, at cost,
  respectively................................................................      (40,194)      (28,684)      (27,662)
                                                                                 ----------    ----------    ----------
    Total shareholders' equity................................................   $  586,643    $  399,679    $  372,683
                                                                                 ----------    ----------    ----------
    Total liabilities and shareholders' equity................................   $6,528,826    $5,003,187    $4,692,053
                                                                                 ----------    ----------    ----------
                                                                                 ----------    ----------    ----------

             See Notes to Financial Statements, pages A-6 to A-24.

                        UNITED MISSOURI BANCSHARES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                             YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1993          1992          1991
                                                                      ----------    ----------    ----------
                                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans..............................................................     $142,713      $119,288      $143,514
Securities available for sale......................................      116,044            --            --
Investment securities:
  Taxable interest.................................................     $     --      $102,051      $114,424
  Tax-exempt interest..............................................       11,656        12,496        17,173
  Dividends........................................................           --           407           402
                                                                        --------      --------      --------
  Total investment securities income                                    $ 11,656      $114,954      $131,999
Federal funds and resell agreements................................        9,888        14,720        17,567
Trading securities and other.......................................        2,914         4,405         5,119
                                                                        --------      --------      --------
  Total interest income............................................     $283,215      $253,367      $298,199
                                                                        --------      --------      --------
INTEREST EXPENSE
Deposits...........................................................     $ 99,127      $103,023      $142,137
Federal funds and repurchase agreements............................       16,155        16,180        23,300
Short-term debt....................................................           29         1,036         2,225
Long-term debt.....................................................        4,407         3,547         4,015
                                                                        --------      --------      --------
  Total interest expense...........................................     $119,718      $123,786      $171,677
                                                                        --------      --------      --------
Net interest income................................................     $163,497      $129,581      $126,522
Provision for loan losses..........................................        3,332         2,981         6,044
                                                                        --------      --------      --------
  Net interest income after provision..............................     $160,165      $126,600      $120,478
                                                                        --------      --------      --------
NONINTEREST INCOME
Trust fees.........................................................     $ 32,048      $ 27,334      $ 24,785
Securities processing..............................................       13,341        13,715        10,473
Trading and investment banking.....................................       13,629        12,503        12,162
Service charges on deposit accounts................................       30,168        24,067        21,294
Other service charges and fees.....................................       14,101         9,748         7,105
Bankcard fees......................................................       22,440        18,263        19,356
Net security gains.................................................        1,607         5,305           116
Other..............................................................        4,727         2,527         3,400
                                                                        --------      --------      --------
  Total noninterest income.........................................     $132,061      $113,462      $ 98,691
                                                                        --------      --------      --------
NONINTEREST EXPENSE
Salaries and employee benefits.....................................     $106,329      $ 87,857      $ 80,760
Occupancy, net.....................................................       14,809        12,180        10,916
Equipment..........................................................       20,319        15,756        14,192
Supplies and services..............................................       17,448        14,492        13,545
Bankcard processing................................................       18,660        15,991        15,805
Marketing and business development.................................       13,563        10,567         8,449
FDIC and regulatory fees...........................................       10,955         8,568         7,236
Amortization of intangibles of purchased banks.....................        5,241         2,196         1,939
Other..............................................................       23,653        17,340        12,932
                                                                        --------      --------      --------
  Total noninterest expense........................................     $230,977      $184,947      $165,774
                                                                        --------      --------      --------
Income before income taxes.........................................     $ 61,249      $ 55,115      $ 53,395
Income tax provision...............................................       20,130        15,748        13,910
                                                                        --------      --------      --------
  NET INCOME.......................................................     $ 41,119      $ 39,367      $ 39,485
                                                                        --------      --------      --------
                                                                        --------      --------      --------
Per Share Data
Net income.........................................................        $2.57         $2.85         $2.86
Dividends..........................................................        $0.80         $0.80         $0.73
Average shares outstanding.........................................   16,017,547    13,800,197    13,786,984

             See Notes to Financial Statements, pages A-6 to A-24.

                        UNITED MISSOURI BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1993           1992           1991
                                                                   -----------    -----------    -----------
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income...................................................... $    41,119    $    39,367    $    39,485
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses.....................................       3,332          2,981          6,044
    Depreciation and amortization.................................      19,222         13,966         12,453
    Deferred income taxes and investment tax credits..............        (225)         2,781            832
    Net (increase) decrease in trading securities.................     (34,731)        55,390        (19,166)
    Gains on sales of:
      Investment securities.......................................         (17)        (5,845)          (622)
      Securities available for sale...............................      (1,598)            --             --
    Losses on sales of:
      Investment securities.......................................          --            540            506
      Securities available for sale...............................           8             --             --
    Amortization of securities premium, net of discount
      accretion...................................................      36,853         28,958         10,271
    (Increase) decrease in interest receivable....................      (6,334)         3,456          5,912
    Increase (decrease) in interest payable.......................         311         (6,228)        (5,402)
    Other, net....................................................       2,581         (6,534)       (10,128)
                                                                   -----------    -----------    -----------
    Net cash provided by operating activities..................... $    60,521    $   128,832    $    40,185
                                                                   -----------    -----------    -----------
INVESTING ACTIVITIES
  Proceeds from sales of:
    Investment securities......................................... $       697    $ 1,114,719    $    23,056
    Securities available for sale.................................     225,587             --             --
  Proceeds from maturities of:
    Investment securities.........................................     131,723      1,604,693      1,431,341
    Securities available for sale.................................     654,769             --             --
  Purchases of:
    Investment securities.........................................    (158,018)    (3,244,086)    (1,538,105)
    Securities available for sale.................................  (1,025,388)            --             --
  Net (increase) decrease in loans................................    (146,800)      (125,756)       213,560
  Net (increase) decrease in federal funds sold and resell
    agreements....................................................     113,147        177,257       (166,202)
  Purchases of bank premises and equipment........................     (12,804)       (19,342)       (16,617)
  Proceeds from sales of bank premises and equipment..............         811            646              7
  Purchases of financial organizations, net of cash received......      57,211         (8,572)          (378)
                                                                   -----------    -----------    -----------
    Net cash used in investing activities......................... $  (159,065)   $  (500,441)   $   (53,338)
                                                                   -----------    -----------    -----------
FINANCING ACTIVITIES
  Net increase in demand and savings deposits..................... $   400,373    $   513,271    $   260,856
  Net decrease in time deposits...................................    (131,946)      (133,796)      (161,830)
  Net increase (decrease) in federal funds purchased and
    repurchase agreements.........................................    (115,439)       (87,121)       239,780
  Net increase (decrease) in short-term debt......................        (689)       (48,964)        11,813
  Proceeds from issuance of long-term debt........................      25,000             --             --
  Repayments of long-term debt....................................      (7,801)        (8,695)        (5,123)
  Cash dividends..................................................     (13,064)       (11,042)       (10,062)
  Purchases of treasury stock.....................................      (4,859)        (1,722)          (120)
  Proceeds from issuance of treasury stock........................         508            393            259
                                                                   -----------    -----------    -----------
    Net cash provided by financing activities..................... $   152,083    $   222,324    $   335,573
                                                                   -----------    -----------    -----------
Increase (decrease) in cash and due from banks.................... $    53,539    $  (149,285)   $   322,420
Cash and due from banks at beginning of year......................     612,829        762,114        439,694
                                                                   -----------    -----------    -----------
Cash and due from banks at end of year............................ $   666,368    $   612,829    $   762,114
                                                                   -----------    -----------    -----------
                                                                   -----------    -----------    -----------
Supplemental disclosures:
  Income taxes paid...............................................    $ 20,833       $ 13,259       $ 13,252
  Total interest paid.............................................     119,407        130,014        177,079

- -------------------------
Note: Certain noncash transactions regarding the adoption of SFAS No. 115 and common stock issued for acquisitions are disclosed in the accompanying financial statements and notes to financial statements.

                See Notes to Financial Statements, pages A-6 to A-24.

                           UNITED MISSOURI BANCSHARES, INC.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                           COMMON     CAPITAL     RETAINED    NET UNREALIZED    TREASURY
                                           STOCK      SURPLUS     EARNINGS    HOLDING GAINS      STOCK
                                          --------    --------    --------    --------------    --------
                                                                  (IN THOUSANDS)
Balance -- December 31, 1990...........   $169,146    $ 35,830    $166,313       $     --       $(28,168)
Net income.............................         --          --      39,485             --             --
Cash dividends ($0.73 per share).......         --          --     (10,062)            --             --
Stock dividend (10%)...................     15,669      27,890     (43,559)            --             --
Purchase of treasury stock.............         --          --          --             --           (120)
Exercise of stock options..............         --        (367)         --             --            626
                                          --------    --------    --------    --------------    --------
Balance -- December 31, 1991...........   $184,815    $ 63,353    $152,177       $     --       $(27,662)
Net income.............................         --          --      39,367             --             --
Cash dividends ($0.80 per share).......         --          --     (11,042)            --             --
Purchase of treasury stock.............         --          --          --             --         (1,722)
Exercise of stock options..............         --        (307)         --             --            700
                                          --------    --------    --------    --------------    --------
Balance -- December 31, 1992...........   $184,815    $ 63,046    $180,502       $     --       $(28,684)
Net income.............................         --          --      41,119             --             --
Cash dividends ($0.80 per share).......         --          --     (13,064)            --             --
Issuance of common stock for
  acquisitions, net....................     51,764     104,642          --             --         (7,478)
Purchase of treasury stock.............         --          --          --             --         (4,859)
Exercise of stock options..............         --        (320)         --             --            827
Net unrealized gain on securities
  available for sale...................         --          --          --         14,333             --
                                          --------    --------    --------    --------------    --------
Balance -- December 31, 1993...........   $236,579    $167,368    $208,557       $ 14,333       $(40,194)
                                          --------    --------    --------    --------------    --------
                                          --------    --------    --------    --------------    --------

             See Notes to Financial Statements, pages A-6 to A-24.

                        UNITED MISSOURI BANCSHARES, INC.
                         NOTES TO FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

     The accounting policies of United Missouri Bancshares, Inc. and its subsidiaries conform to generally accepted accounting principles applicable to the banking industry. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

     CONSOLIDATION -- All subsidiaries are included in the financial statements. Intercompany accounts and transactions have been eliminated where significant.

     ACQUISITIONS -- Banks acquired and recorded under the purchase method are recorded at the fair value of the net assets acquired at the acquisition date, and results of operations are included from that date. Excess of purchase price over the value of net assets acquired is recorded as premiums on purchased banks. Premiums on purchases prior to 1982 are being amortized ratably over 40 years. Premiums on purchases in 1982 and after are being amortized ratably over 15 years. Core deposit intangible assets are being amortized ratably over 10 years.

     LOANS -- Interest on discount loans is recorded on a method that approximates income at a level rate of return on the principal amount outstanding over the term of the loan. Interest on all other loans is recognized based on the rate times the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful.

     Affiliate banks enter into lease financing transactions that are generally recorded under the financing method of accounting. Income is recognized on a basis that results in an approximately level rate of return over the life of the lease.

     Annual bankcard fees are recognized on a straight-line basis over the period that cardholders may use the card.

     The adequacy of the allowance is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured and determination of the existence and realizable value of the collateral and guarantees securing such loans. The actual losses, notwithstanding such considerations, however, could differ significantly from the amounts estimated by management.

     SECURITIES AVAILABLE FOR SALE -- Prior to 1992, the Company acquired debt securities with the intent to hold to maturity. Accordingly, such securities were carried at amortized cost.

     Effective December 31, 1992, the company classified certain debt securities as securities available for sale. These securities are considered part of the company's asset/liability management program that may be sold in response to changes in interest rates, prepayments, or capital or liquidity needs.

     Debt securities available for sale include principally U.S. Treasury and agency securities and mortgage-backed securities. Until December 31, 1993, securities available for sale were carried at the lower of aggregate amortized cost or market value.

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, equity securities and debt securities available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

     Prior to the adoption of SFAS No. 115, marketable equity securities, owned primarily by the parent company, were carried at the lower of aggregate cost or market value.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     INVESTMENT SECURITIES -- Investment securities are carried at amortized historical cost based on management's intention, and the Company's ability, to hold them to maturity. The Company classifies securities of state and political subdivisions as investment securities. Certain significant unforeseeable changes in circumstances may cause a change in the intent to hold these securities to maturity. For example, such changes may include a deterioration in the issuer's creditworthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security. Once a determination has been made that securities will be sold, such securities are classified as securities available for sale. Gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

     TRADING SECURITIES -- Trading securities, generally acquired for subsequent sale to customers, are carried at market value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income. Interest income on trading securities is included in income from earning assets.

     TAXES -- The Company recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on the liability method and represents the change in the deferred income tax accounts during the year, including the effect of enacted tax rate changes.

     PER SHARE DATA -- Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. The dilutive effect of shares issuable under stock options granted by the Company is immaterial.

     RECLASSIFICATIONS -- Certain reclassifications were made to the 1992 and 1991 financial statements to conform to the current year presentation.

     INDUSTRY SEGMENT REPORTING -- The Company operates principally in a single business segment offering general commercial banking services.

ACCOUNTING CHANGES

     ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- The Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement, effective for fiscal years beginning after December 15, 1992, requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The Company does not provide any such postretirement benefits and, consequently, adoption of this Statement did not affect its financial position or results of operations.

     ACCOUNTING FOR INCOME TAXES -- The Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." This Statement superseded SFAS No. 96, by the same title, which the Company had adopted in 1989. SFAS No. 109 reduces the complexity of SFAS No. 96 and changes the criteria for recognition and measurement of deferred tax assets. SFAS No. 109 was adopted by the Company in 1993 and did not have a material effect on the Company's financial position or results of operations.

     EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS -- The Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This Statement, which becomes effective for fiscal years beginning after December 15, 1993, establishes accounting standards for employers who provide certain benefits to former or inactive employees after employment but before retirement. The Company does not provide any such postemployment benefits and, consequently, adoption of this Statement will not affect its financial position or results of operations.

     ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- The Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement, which becomes

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

effective for fiscal years beginning after December 15, 1994, will require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The impact of the Statement on the Company has not yet been determined, although the effects are not expected to be material in relation to the consolidated financial statements.

ACQUISITIONS

     On May 1, 1991, the Company acquired Valley Bank Holding Company, the one-bank holding company of Valley Bank, Colorado Springs, Colorado (now UMB Bank Colorado). In exchange for all of the shares of the holding company, the Company paid $4.0 million in cash and other consideration. The acquisition of this $44 million bank was recorded as a purchase, with $1.3 million recorded as premium on purchased bank.

     On December 11, 1991, the Company acquired National Bank of the West, Colorado Springs, Colorado (renamed UMB Bank of the West). In exchange for all of the shares of the bank, the Company paid $1.9 million in cash and other consideration. The acquisition of this $17 million bank was recorded as a purchase, with $1.0 million recorded as premium on purchased bank. On April 30, 1993, UMB Bank of the West was merged into UMB Bank Colorado.

     On January 23, 1992, the Company acquired Columbine National Bank, Denver, Colorado (now UMB Columbine National Bank). The Company paid $9.1 million in cash for all the shares of the bank's holding company, The Village Corporation, as well as the minority holdings of bank stock. The acquisition of this $62 million bank was recorded as a purchase, with $2.0 million recorded as premium on purchased bank.

     These acquisitions are not deemed to be material in relation to the consolidated results of the Company.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     As of June 25, 1993, the Company had consummated the acquisitions of eight Kansas bank holding companies (the "Kansas banks"). The eight companies, their subsidiary banks and the ownership percentage in the subsidiary banks are presented below:


                                                                                NUMBER OF
ACQUISITION             COMPANY/SUBSIDIARY                  ASSETS AT           COMPANY
   DATE                   BANKS (% OWNED)               DECEMBER 31, 1993     SHARES ISSUED          CASH
- -----------    -------------------------------------    -----------------    ----------------    --------------
                                                          (IN MILLIONS)           (NET)         (IN THOUSANDS)
 3/26/93       Farmers Banshares, Inc...............         $    60              168,898          $  2,329
               Farmers National Bank
               Abilene (100%)
 4/30/93       NBA Bankshares, Inc..................             130              276,497             4,986
               The National Bank of America
               at Salina (100%)
 5/14/93       M L Bancshares, Inc..................             157              308,578             6,620
               Russell State Bank
               Russell/Luray (99.8%)
               Security State Bank
               Great Bend/Hudson (100%)
 5/17/93       Highland Bancshares, Inc.............              97              265,754             2,299
               Highland Park Bank & Trust
               Topeka (99.9%)
 5/17/93       North Plaza Bancshares, Inc..........              44                   --             7,433
               North Plaza State Bank
               Topeka (100%)
 5/28/93       BellCorp, Inc........................             107              373,951             2,894
               Citizens Bank & Trust Co.
               Manhattan (100%)
 6/14/93       Overland Park Bancshares, Inc........             209            1,021,580                --
               Overland Park State Bank &
               Trust Co.
               Overland Park/Olathe (100%)
 6/25/93       CNB Financial Corporation............             546            1,526,770                --
               Commercial National Bank
               Kansas City/Overland Park (100%)
               City National Bank
               Atchison (100%)
               First Bank & Trust, N.A.
               Concordia/Glasco (100%)
               Security State Bank
               Fort Scott (100%)
                                                             -------          -------------     --------------
               Total................................         $ 1,350            3,942,028          $ 26,561
                                                             -------          -------------     --------------
                                                             -------          -------------     --------------

     The cash portion of the purchase prices was obtained principally through the issuance of debt by the Company. On February 24, 1993, the Company issued $10,000,000 in medium-term notes due 2000 at 6.81% and $15,000,000 in medium-term notes due 2003 at 7.30%.

     The acquisitions of the Kansas banks have been accounted for by the Company under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combina-

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

tions," as amended. Under this method of accounting, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values, including applicable income tax effects, at the effective dates of the acquisitions. Income of the combined company does not include income of the acquired companies prior to the effective dates of the acquisitions.

     The following table presents supplementary information regarding the acquisitions of the Kansas banks (dollars in thousands):

Fair values of assets acquired:
Securities......................................................................   $  529,111
Net loans.......................................................................      522,111
Federal funds sold and resell agreements........................................       85,207
Core deposit intangible.........................................................       12,756
Other...........................................................................      140,108
                                                                                   ----------
     Total......................................................................   $1,289,293
                                                                                   ----------
Fair values of liabilities assumed:
Deposits........................................................................   $1,062,992
Federal funds purchased and repurchase agreements...............................       74,984
Borrowed funds..................................................................        6,103
Other...........................................................................       19,190
                                                                                   ----------
     Total......................................................................   $1,163,269
                                                                                   ----------
Fair value of net assets acquired...............................................   $  126,024
                                                                                   ----------
Purchase prices of acquisitions:
Issuance of common stock (net of treasury stock acquired).......................   $  148,928
Cash paid.......................................................................       26,561
Direct costs of acquisitions....................................................          963
Previous investments in institutions acquired...................................        1,506
                                                                                   ----------
     Total purchase prices......................................................   $  177,958
                                                                                   ----------
Goodwill (excess of purchase prices over fair value of net assets acquired).....   $   51,934
                                                                                   ----------
                                                                                   ----------

     The following unaudited pro forma consolidated financial information gives effect to the Kansas banks as if they were all acquired on January 1, 1992. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on the dates indicated, or which may result in the future.

                                                                             1993        1992
                                                                           --------    --------
                                                                               (DOLLARS IN
                                                                           THOUSANDS EXCEPT PER
                                                                               SHARE DATA)
Net interest income.....................................................   $180,663    $170,957
Noninterest income......................................................    137,937     130,060
Net income..............................................................     44,715      43,656
Net income per share....................................................       2.53        2.46

COMMITMENTS AND CONTINGENCIES

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, interest rate caps and floors written, and forward and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps, floors, and forward and futures contracts, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward and futures contracts through credit approvals, limits and monitoring procedures.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These conditions generally include, but are not limited to, each customer being current as to repayment terms of existing loans and no deterioration in the customer's financial condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The interest rate is generally a variable, or floating, interest rate. If the commitment has a fixed interest rate, the rate is generally not set until such time as credit is extended. For its credit card customers, the Company has the right to change or terminate any terms or conditions of the credit card account at any time. Since some of the commitments and unused credit card lines are never actually drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

     Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

     The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments when deemed necessary. Collateral varies but may include such items as those described for commitments to extend credit.

     Forward and futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. Instruments used in trading activities are carried at market value. Any changes in the market value are recognized in trading and investment banking income.

     Interest rate caps and floors written by the Company enable customers to transfer, modify or reduce their interest rate risk.

     With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado and Illinois. At December 31, 1993, the Company did not have any significant credit concentrations in any particular industry.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of operations of the Company.

                                                                   CONTRACT OR NOTIONAL AMOUNT
                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                 --------    --------    --------
                                                                          (IN THOUSANDS)
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit for loans (excluding credit
     card plans)..............................................   $592,395    $361,570    $247,092
  Commitments to extend credit under credit card plans........    715,188     586,389     525,037
  Commercial letters of credit................................     17,281      26,588      11,324
  Standby letters of credit...................................     74,046      63,883      51,796
Financial instruments whose notional or contract amounts
  exceed the amount of credit risk:
     Forward and futures contracts............................   $112,379    $ 76,236    $111,170
     Interest rate caps and floors written....................     72,721      18,620      17,387

REGULATORY REQUIREMENTS

     Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, state banks that are Federal Reserve members and state banks in Colorado, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state banks in Missouri, Kansas and Illinois are subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 1993, approximately $38,892,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

     The Company is required to maintain minimum amounts of capital to total risk weighted assets, as defined by the banking regulators. At December 31, 1993, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 17.09% and 18.50%, respectively. The Company's leverage ratio at December 31, 1993, was 7.59%.

     Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 1993, this amount averaged $94,577,000.

LOANS TO MANAGEMENT

     Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons. In addition, all such loans are current as to repayment terms. For the years 1993, 1992 and

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

1991, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1993         1992         1991
                                                              ---------    ---------    ---------
Balance beginning of year..................................   $ 142,880    $ 123,487    $ 100,867
  New loans................................................     377,601      311,277      277,511
  Repayments...............................................    (408,560)    (291,884)    (254,891)
                                                              ---------    ---------    ---------
Balance end of year........................................   $ 111,921    $ 142,880    $ 123,487
                                                              ---------    ---------    ---------
                                                              ---------    ---------    ---------

ALLOWANCE FOR LOAN LOSSES

     The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 1993 (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1993       1992       1991
                                                                    -------    -------    -------
Allowance -- beginning of year...................................   $24,456    $26,241    $27,268
Allowances of acquired banks.....................................    12,076        207        352
Additions (deductions):
  Charge-offs....................................................   $(7,135)   $(6,548)   $(9,438)
  Recoveries.....................................................     2,861      1,575      2,015
                                                                    -------    -------    -------
     Net charge-offs.............................................   $(4,274)   $(4,973)   $(7,423)
Provision charged to expense.....................................     3,332      2,981      6,044
                                                                    -------    -------    -------
Allowance -- end of year.........................................   $35,590    $24,456    $26,241
                                                                    -------    -------    -------
                                                                    -------    -------    -------

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

SECURITIES AVAILABLE FOR SALE

     The table below provides detailed information for securities available for sale at December 31, 1993 and 1992:

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                    AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                       COST         GAINS         LOSSES        VALUE
                                                    ----------    ----------    ----------    ----------
                                                                       (IN THOUSANDS)
1993
U.S. Treasury....................................   $2,518,436     $ 23,457      $ (2,414)    $2,539,479
U.S. agencies....................................       76,585           --          (281)        76,304
Mortgage-backed..................................       73,293          328          (149)        73,472
Federal Reserve Bank stock.......................        4,620           --            --          4,620
Equity...........................................        3,940        2,187           (60)         6,067
Other............................................          270           --            --            270
                                                    ----------    ----------    ----------    ----------
  Total..........................................   $2,677,144     $ 25,972      $ (2,904)    $2,700,212
                                                    ----------    ----------    ----------    ----------
                                                    ----------    ----------    ----------    ----------
1992
U.S. Treasury....................................   $2,011,264     $  6,184      $ (2,727)    $2,014,721
U.S. agencies....................................       73,352           68           (46)        73,374
Federal Reserve Bank stock.......................        1,702           --            --          1,702
Equity...........................................        5,352        3,717           (60)         9,009
Other............................................          310           --           (29)           281
                                                    ----------    ----------    ----------    ----------
  Total..........................................   $2,091,980     $  9,969      $ (2,862)    $2,099,087
                                                    ----------    ----------    ----------    ----------
                                                    ----------    ----------    ----------    ----------

     The following table presents contractual maturity information for securities available for sale at December 31, 1993. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        AMORTIZED        FAIR
                                                                           COST         VALUE
                                                                        ----------    ----------
                                                                             (IN THOUSANDS)
Due in 1 year or less................................................   $  823,460    $  827,518
Due after 1 year through 5 years.....................................    1,770,379     1,787,049
Due after 5 years through 10 years...................................          946           952
Due after 10 years...................................................          236           264
                                                                        ----------    ----------
  Total..............................................................   $2,595,021    $2,615,783
Mortgage-backed securities...........................................       73,293        73,472
Equity securities and other..........................................        8,830        10,957
                                                                        ----------    ----------
  Total securities available for sale................................   $2,677,144    $2,700,212
                                                                        ----------    ----------
                                                                        ----------    ----------

     Securities available for sale with a market value of $1,554,257,000 at December 31, 1993, and $858,175,000 at December 31, 1992, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

     During 1993, proceeds from the sales of securities available for sale were $225,587,000 and securities transactions resulted in gross realized gains of $1,598,000 and gross realized losses of $8,000.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     The net unrealized holding loss on trading securities at December 31, 1993, was $130,000, and was included in trading and investment banking income.

INVESTMENT SECURITIES

     The table below provides detailed information for investment securities at December 31, 1993, 1992 and 1991 (in thousands):

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                    AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                       COST         GAINS         LOSSES        VALUE
                                                    ----------    ----------    ----------    ----------
1993
State and political subdivisions.................   $  278,944     $  4,111       $ (709)     $  282,346
                                                    ----------    ----------    ----------    ----------
                                                    ----------    ----------    ----------    ----------
1992
State and political subdivisions.................   $  201,458     $  4,207       $ (480)     $  205,185
                                                    ----------    ----------    ----------    ----------
                                                    ----------    ----------    ----------    ----------
1991
U.S. Treasury....................................   $1,397,142     $ 20,006       $  (45)     $1,417,103
U.S. agencies....................................       82,651          777          (70)         83,358
State and political subdivisions.................      266,140        2,769         (462)        268,447
Equity securities and other......................        7,630        1,847         (351)          9,126
                                                    ----------    ----------    ----------    ----------
     Total.......................................   $1,753,563     $ 25,399       $ (928)     $1,778,034
                                                    ----------    ----------    ----------    ----------
                                                    ----------    ----------    ----------    ----------

     The following table presents contractual maturity information for investment securities at December 31, 1993. Expected maturities will differ from contractual maturities because borrowers may have the rights to call or prepay obligations with or without call or prepayment penalties.

                                                                        AMORTIZED COST    FAIR VALUE
                                                                        --------------    ----------
                                                                               (IN THOUSANDS)
Due in 1 year or less................................................      $114,942        $ 114,274
Due after 1 year through 5 years.....................................       134,922          138,462
Due after 5 years through 10 years...................................        28,544           29,050
Due after 10 years...................................................           536              560
                                                                        --------------    ----------
     Total investment securities.....................................      $278,944        $ 282,346
                                                                        --------------    ----------
                                                                        --------------    ----------

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Proceeds from sales of investment securities and gross realized gains and gross realized losses on such sales for the three years ended December 31, 1993, were (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                    1993       1992        1991
                                                                    ----    ----------    -------
Proceeds from sales of:
  Debt securities................................................   $697    $1,114,377    $15,728
  Equity securities..............................................     --           342      7,328
                                                                    ----    ----------    -------
       Total proceeds............................................   $697    $1,114,719    $23,056
                                                                    ----    ----------    -------
                                                                    ----    ----------    -------
Gross realized gains from sales of:
  Debt securities................................................   $ 17    $    5,832    $    13
  Equity securities..............................................     --            13        609
                                                                    ----    ----------    -------
       Total gross realized gains................................   $ 17    $    5,845    $   622
                                                                    ----    ----------    -------
                                                                    ----    ----------    -------
Gross realized losses from sales of:
  Debt securities................................................   $ --    $      540    $    --
  Equity securities..............................................     --            --        506
                                                                    ----    ----------    -------
       Total gross realized losses...............................   $ --    $      540    $   506
                                                                    ----    ----------    -------
                                                                    ----    ----------    -------

     During 1993, certain investment securities with a total amortized cost amount of $680,000 were sold due to significant deterioration in the creditworthiness of the related issuers.

     Investment securities with a market value of $5,356,000 at December 31, 1993, $3,139,000 at December 31, 1992, and $990,094,000 at December 31, 1991,
were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on an accelerated method. Bank premises are depreciated over a 20-to 40-year life span, while equipment is depreciated over a life span of 3 to 20 years. Bank premises and equipment consisted of the following (in thousands):

                                                                         DECEMBER 31,
                                                              -----------------------------------
                                                                1993         1992         1991
                                                              ---------    ---------    ---------
Land.......................................................   $  27,622    $  22,296    $  21,000
Buildings and leasehold improvements.......................     133,651      102,609       96,664
Equipment..................................................     111,571       92,279       88,729
                                                              ---------    ---------    ---------
                                                              $ 272,844    $ 217,184    $ 206,393
Accumulated depreciation...................................    (143,946)    (112,076)    (109,856)
                                                              ---------    ---------    ---------
Bank premises and equipment, net...........................   $ 128,898    $ 105,108    $  96,537
                                                              ---------    ---------    ---------
                                                              ---------    ---------    ---------

     Consolidated rental and operating lease expenses were $2,932,000 in 1993, $2,422,000 in 1992 and $2,144,000 in 1991. Minimum rental commitments as of December 31, 1993, for all noncancelable operating leases are: 1994 -- $2,045,000; 1995 -- $2,089,000; 1996 -- $1,937,000; 1997 -- $1,700,000; 1998 --
$1,679,000; and thereafter -- $6,892,000.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

BORROWED FUNDS

     The components of the Company's short-term and long-term debt were as follows (in thousands):

                                                                            DECEMBER 31,
                                                                    -----------------------------
                                                                     1993       1992       1991
                                                                    -------    -------    -------
Short-term debt
U.S. Treasury demand notes and other.............................   $ 1,453    $ 1,583    $50,547
                                                                    -------    -------    -------
Long-term debt
6.81% senior notes due 2000......................................   $10,000    $    --    $    --
7.30% senior notes due 2003......................................    15,000         --         --
8.83% senior notes due 1996......................................     4,462     10,712     17,856
9.15% senior notes due 1999......................................    15,000     15,000     15,000
7.50% notes maturing serially through 1997.......................     6,186      7,732      9,278
8.00% note maturing serially through 2000........................       799         --         --
7.50% note maturing serially through 2015........................        82         87         92
                                                                    -------    -------    -------
     Total long-term debt........................................   $51,529    $33,531    $42,226
                                                                    -------    -------    -------
     Total borrowed funds........................................   $52,982    $35,114    $92,773
                                                                    -------    -------    -------
                                                                    -------    -------    -------

     The long-term debt represents direct, unsecured obligations of the parent company. The senior notes due 2000 and 2003 cannot be redeemed prior to stated maturity. The senior notes due 1996 require annual redemptions of $3,572,000. Optional prepayments without premiums were made on the senior notes due 1996 of $2,678,000 in 1993 and $3,572,000 in 1992. The senior notes due 1999 require annual redemptions of $3,000,000 beginning in 1995. The 7.50% notes that mature in 1997 require annual principal payments of $1,546,000. The senior notes contain financial covenants relating to the issuance of additional debt, payment of dividends, reacquisition of common stock and maintenance of minimum tangible capital. Under the most restrictive covenant, approximately $80,113,000 was available for the payment of dividends at December 31, 1993.

     The Company enters into sales of securities with simultaneous agreements to repurchase ("repurchase agreements"). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheet. The amount outstanding at December 31, 1993, was $598,872,000 (with accrued interest payable of $1,654,000). Of that amount, $119,785,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements ("resell agreements"). The remainder of $479,087,000 represented sales of U.S. Treasury securities obtained from the Company's securities portfolio. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows (amounts in thousands):

                                                             SECURITIES                        WEIGHTED
                                                        --------------------                   AVERAGE
                                                        CARRYING     MARKET     REPURCHASE     INTEREST
       Maturity of the Repurchase Liabilities            AMOUNT      VALUE      LIABILITIES      RATE
- -----------------------------------------------------   --------    --------    -----------    --------
On demand............................................   $202,020    $212,340     $  209,644      2.85%
Overnight............................................     42,595      42,887         37,813      2.48
2 to 30 days.........................................    129,192     135,001        128,776      2.86
31 to 90 days........................................     21,551      22,424         21,311      3.30
Over 90 days.........................................     81,504      84,653         81,543      4.12
                                                        --------    --------    -----------    --------
  Total..............................................   $476,862    $497,305     $  479,087      3.06%
                                                        --------    --------    -----------    --------
                                                        --------    --------    -----------    --------

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

COMMON STOCK

     The following table summarizes the share transactions for the three years ended December 31, 1993:

                                                                   SHARES ISSUED    SHARES IN TREASURY
                                                                   -------------    ------------------
Balance December 31, 1990.......................................     13,531,674         (1,004,182)
  Stock dividend (10%)..........................................      1,253,498                 --
  Purchase of treasury stock....................................             --             (3,712)
  Issued in stock options.......................................             --             22,320
                                                                   -------------    ------------------
Balance December 31, 1991.......................................     14,785,172           (985,574)
  Purchase of treasury stock....................................             --            (43,071)
  Issued in stock options.......................................             --             24,945
                                                                   -------------    ------------------
Balance December 31, 1992.......................................     14,785,172         (1,003,700)
  Issued (received) in acquisitions.............................      4,141,135           (199,107)
  Purchase of treasury stock....................................             --           (126,996)
  Issued in stock options.......................................             --             29,457
                                                                   -------------    ------------------
Balance December 31, 1993.......................................     18,926,307         (1,300,346)
                                                                   -------------    ------------------
                                                                   -------------    ------------------

EMPLOYEE BENEFITS

     The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all officers and employees of the Company and its subsidiaries. Contributions to these plans for the years 1993, 1992 and 1991 were $3,542,000, $3,317,000 and
$2,972,000, respectively.

     The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary reduction. The Company does not make contributions to this plan.

     Substantially all officers and employees are covered by a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and the average of the employee's highest 120 consecutive months of compensation. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. To the extent that these requirements are fully covered by assets in the plan, a contribution may not be made in a particular year.

     The following items are components of the net periodic pension income for the three years ended December 31, 1993 (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1993       1992       1991
                                                                    -------    -------    -------
Service costs-benefits earned during the year....................   $ 1,463    $ 1,210    $ 1,030
Interest cost on projected benefit obligation....................     2,059      1,899      1,764
Actual return on plan assets.....................................    (2,208)    (3,810)    (3,106)
Net amortization and deferral....................................    (1,626)       (52)      (854)
                                                                    -------    -------    -------
     Net periodic pension income.................................   $  (312)   $  (753)   $(1,166)
                                                                    -------    -------    -------
                                                                    -------    -------    -------

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Assumptions used in accounting for the plan were as follows:

                                                                        1993      1992      1991
                                                                        ----      ----      ----
Weighted average discount rate.......................................   7.50%     8.00%     8.50%
Rate of increase in future compensation levels.......................   4.25      5.50      5.50
Expected long-term rate of return on assets..........................   8.00      8.50      9.25

     The following table sets forth the pension plan's funded status, using valuation dates of September 30, 1993, 1992 and 1991 (in thousands):

                                                                   1993        1992        1991
                                                                 --------    --------    --------
Actuarial present value of benefit obligation:
  Vested benefits.............................................   $(20,177)   $(17,693)   $(16,379)
  Nonvested benefits..........................................     (1,027)       (898)       (311)
                                                                 --------    --------    --------
  Accumulated benefit obligation..............................   $(21,204)   $(18,591)   $(16,690)
  Additional benefits based on estimated future salary
     levels...................................................     (7,804)     (6,292)     (5,479)
                                                                 --------    --------    --------
     Projected benefit obligation.............................   $(29,008)   $(24,883)   $(22,169)
Plan assets at fair value, primarily U.S. obligations.........     34,701      35,205      33,479
                                                                 --------    --------    --------
Plan assets in excess of projected benefit obligation.........   $  5,693    $ 10,322    $ 11,310
Unrecognized net loss from past experience different from
  that assumed................................................      6,028       2,133       1,439
Prior service cost not yet recognized in net periodic pension
  cost........................................................        260         284         309
Unrecognized net transition asset being recognized over 10.66
  years.......................................................     (3,919)     (4,990)     (6,061)
                                                                 --------    --------    --------
Prepaid pension cost included in other assets.................   $  8,062    $  7,749    $  6,997
                                                                 --------    --------    --------
                                                                 --------    --------    --------

     On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan ("the 1992 Plan"), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. The options are not exercisable for two years from the date of the grant and are thereafter exercisable for such periods as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. The Board or the committee may accelerate the exercise period for an option upon the optionee's disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at not less than 100% of fair market value at date of grant.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Activity in the 1992 Plan for the two years ended December 31, 1993, is summarized in the following table:

                                                                    NUMBER OF      OPTION PRICE
                                                                     SHARES         PER SHARE
                                                                    ---------    ----------------
Stock Options Under the 1992 Plan
- -----------------------------------------------------------------
Outstanding December 31, 1991....................................         --                   --
  Granted........................................................     14,650     $37.00 to $40.70
                                                                    ---------    ----------------
Outstanding December 31, 1992....................................     14,650     $37.00 to $40.70
  Granted........................................................     15,476      37.38 to  41.11
  Canceled.......................................................       (400)               37.00
                                                                    ---------    ----------------
Outstanding December 31, 1993....................................     29,726     $37.00 to $41.11
                                                                    ---------    ----------------
                                                                    ---------    ----------------
Exercisable December 31, 1993....................................         --                   --

     The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 1993, is summarized in the following table:

                                                                    NUMBER OF    OPTION PRICE PER
                                                                     SHARES           SHARE
                                                                    ---------    ----------------
Stock Options Under the 1981 Plan
- -----------------------------------------------------------------
Outstanding -- December 31, 1990.................................    194,645     $ 9.05 to $31.74
  Granted........................................................      9,704      32.20 to  35.43
  Canceled.......................................................     (4,961)               25.76
  Exercised......................................................    (24,378)      9.05 to  23.37
                                                                    ---------    ----------------
Outstanding -- December 31, 1991.................................    175,010     $ 9.05 to $35.43
  Canceled.......................................................        (58)               23.27
  Exercised......................................................    (24,945)      9.05 to  26.64
                                                                    ---------    ----------------
Outstanding -- December 31, 1992.................................    150,007     $11.81 to $35.43
  Canceled.......................................................     (2,970)     23.35 to  32.20
  Exercised......................................................    (29,457)     11.81 to  28.86
                                                                    ---------    ----------------
Outstanding -- December 31, 1993.................................    117,580     $14.53 to $35.43
                                                                    ---------    ----------------
                                                                    ---------    ----------------
Exercisable -- December 31, 1993.................................     98,185     $14.53 to $35.43

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

INCOME TAXES

     Income taxes as set forth below produce effective federal income tax rates of 30.17% in 1993, 26.67% in 1992 and 23.22% in 1991. These percentages are computed by dividing total federal income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1993       1992       1991
                                                                    -------    -------    -------
Federal
Currently payable................................................   $18,000    $11,557    $11,125
Deferred.........................................................      (232)     2,762        818
                                                                    -------    -------    -------
     Total federal tax provision.................................   $17,768    $14,319    $11,943
State
Currently payable................................................     2,355      1,410      1,953
Deferred.........................................................         7         19         14
                                                                    -------    -------    -------
     Total tax provision.........................................   $20,130    $15,748    $13,910
                                                                    -------    -------    -------
                                                                    -------    -------    -------
Tax effect of security gains included above......................   $   562    $ 1,804    $    39

     The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% in 1993 and 34% in 1992 and 1991 to income before income taxes is as follows (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1993       1992       1991
                                                                    -------    -------    -------
Provision at statutory rate......................................   $21,437    $18,739    $18,154
Tax-exempt interest income.......................................    (4,966)    (5,306)    (7,399)
Disallowed interest expense......................................       474        584      1,030
State and local income taxes, net of federal tax benefits........     1,582        962      1,298
Amortization of intangibles of purchased banks...................     1,420        680        605
Other............................................................       183         89        222
                                                                    -------    -------    -------
     Total tax provision.........................................   $20,130    $15,748    $13,910
                                                                    -------    -------    -------
                                                                    -------    -------    -------

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. Net deferred tax assets included in the consolidated balance sheet at December 31, 1992 and 1991, were $2,273,000 and $5,054,000, respectively.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 1993, were as follows (in thousands):

Deferred tax liabilities:
Net unrealized gain on securities available for sale..............................   $  8,735
Asset revaluations on purchased banks.............................................      8,130
Depreciation......................................................................      5,001
Pension...........................................................................      3,078
Tax allowance for loan losses recapture...........................................      1,484
Miscellaneous.....................................................................         54
                                                                                     --------
     Total deferred tax liabilities...............................................   $ 26,482
                                                                                     --------
Deferred tax assets:
Allowance for loan losses.........................................................   $(13,480)
Miscellaneous.....................................................................       (333)
                                                                                     --------
     Total deferred tax assets....................................................   $(13,813)
                                                                                     --------
Net deferred tax liability........................................................   $ 12,669
                                                                                     --------
                                                                                     --------

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND SHORT-TERM INVESTMENTS -- The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

     SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES -- Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     TRADING SECURITIES -- Fair values for trading securities (including off-balance-sheet instruments), which also are the amounts recognized in the balance sheet, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

     LOANS -- Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate, consumer, and credit card. Each loan category is further segmented into fixed and variable interest rate categories. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     DEPOSIT LIABILITIES -- The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 1993 and 1992. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     SHORT-TERM DEBT -- The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair values.

     LONG-TERM DEBT -- Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     OFF-BALANCE-SHEET INSTRUMENTS -- The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year or these instruments or their fair value at year-end are significant to the Company's consolidated financial position.

     The estimated fair values of the Company's financial instruments at December 31, 1993 and 1992, are as follows (in thousands):

                                                           1993                        1992
                                                 ------------------------    ------------------------
                                                  CARRYING        FAIR        CARRYING        FAIR
                                                   AMOUNT        VALUE         AMOUNT        VALUE
                                                 ----------    ----------    ----------    ----------
Financial assets:
  Cash and short-term investments.............   $1,005,543    $1,005,543    $  979,944    $  979,944
  Securities available for sale...............    2,700,212     2,700,212     2,091,980     2,099,087
  Investment securities.......................      278,944       282,346       201,458       205,185
  Trading securities..........................       83,746        83,746        39,021        39,021
  Loans.......................................   $2,158,134    $2,155,312    $1,481,118    $1,479,087
  Less: allowance for loan losses.............      (35,574)           --       (24,437)           --
                                                 ----------    ----------    ----------    ----------
       Net loans..............................   $2,122,560    $2,155,312    $1,456,681    $1,479,087
                                                 ----------    ----------    ----------    ----------
       Total financial assets.................   $6,191,005    $6,227,159    $4,769,084    $4,802,324
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------
Financial liabilities:
  Demand and savings deposits.................   $3,852,619    $3,852,619    $2,860,550    $2,860,550
  Time deposits...............................    1,309,110     1,314,168       982,616       988,908
  Federal funds purchased and repurchase
     agreements...............................      625,082       625,082       660,837       660,837
  Short-term debt.............................        1,453         1,453         1,583         1,583
  Long-term debt..............................       51,529        53,915        33,531        34,740
                                                 ----------    ----------    ----------    ----------
       Total financial liabilities............   $5,839,793    $5,847,237    $4,539,117    $4,546,618
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1993 and 1992. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                        UNITED MISSOURI BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

PARENT COMPANY FINANCIAL INFORMATION

                                                                                                DECEMBER 31,
                                                                                      --------------------------------


                                                                                        1993        1992        1991
                                                                                      --------     --------    --------
                                                                                               (IN THOUSANDS)
BALANCE SHEET
Assets:
  Investment in subsidiaries:
    Banks..........................................................................   $605,148    $404,151    $379,006
    Non-banks......................................................................      7,616       6,921       7,507
                                                                                      --------    --------    --------
        Total investment in subsidiaries...........................................   $612,764    $411,072    $386,513
  Premiums on purchased banks......................................................     15,803      17,313      18,823
  Securities available for sale and other..........................................     16,511      11,261      15,265
                                                                                      --------    --------    --------
        Total assets...............................................................   $645,078    $439,646    $420,601
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
Liabilities and Shareholders' Equity:
  Dividends payable................................................................   $  3,536    $  2,759    $  2,542
  Note payable to affiliate bank...................................................         --         500          --
  Notes payable to others..........................................................     50,647      33,444      42,134
  Accrued expenses and other.......................................................      4,252       3,264       3,242
                                                                                      --------    --------    --------
        Total liabilities..........................................................   $ 58,435    $ 39,967    $ 47,918
  Shareholders' equity.............................................................    586,643     399,679     372,683
                                                                                      --------    --------    --------
        Total liabilities and shareholders' equity.................................   $645,078    $439,646    $420,601
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
STATEMENT OF INCOME
Income:
  Dividends received from affiliate banks..........................................   $ 44,500    $ 29,100    $ 24,700
  Service fees from subsidiaries...................................................      7,101       9,205       9,423
  Net security gains...............................................................        249          13         103
  Other............................................................................        371         384         641
                                                                                      --------    --------    --------
        Total income...............................................................   $ 52,221    $ 38,702    $ 34,867
                                                                                      --------    --------    --------
Expense:
  Salaries and employee benefits...................................................   $  3,162    $  2,811    $  2,517
  Interest on notes payable:
    Affiliate bank.................................................................         46          26          19
    Other..........................................................................      4,334       3,540       4,008
  Services from affiliate banks....................................................        870         762         771
  Other............................................................................     11,058       9,366       7,277
                                                                                      --------    --------    --------
        Total expense..............................................................   $ 19,470    $ 16,505    $ 14,592
                                                                                      --------    --------    --------
  Income before income taxes and equity in undistributed earnings of
    subsidiaries...................................................................   $ 32,751    $ 22,197    $ 20,275
  Income tax benefit...............................................................     (3,639)     (2,056)     (1,058)
                                                                                      --------    --------    --------
  Income before equity in undistributed earnings of subsidiaries...................   $ 36,390    $ 24,253    $ 21,333
  Equity in undistributed earnings of subsidiaries:
    Banks..........................................................................      4,283      15,701      17,961
    Non-banks......................................................................        446        (587)        191
                                                                                      --------    --------    --------
        Net income.................................................................   $ 41,119    $ 39,367    $ 39,485
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------
STATEMENT OF CASH FLOWS
Operating Activities:
  Net income.......................................................................   $ 41,119    $ 39,367    $ 39,485
  Equity in earnings of subsidiaries...............................................    (49,229)    (44,214)    (42,852)
  Gains from sales of securities available for sale................................       (249)        (13)       (103)
  Other............................................................................        766       1,704        (352)
                                                                                      --------    --------    --------
      Net cash used by operating activities........................................   $ (7,593)   $ (3,156)   $ (3,822)
                                                                                      --------    --------    --------
Investing Activities:
  Proceeds from sales of securities available for sale.............................   $    319    $    325    $  7,225
  Purchases of securities available for sale.......................................         --         (23)         --
  Net (increase) decrease in repurchase agreements.................................     (2,160)      3,685      (3,700)
  Investments in and contributions to affiliate banks..............................    (33,004)     (9,445)     (5,966)
  Dividends received from subsidiaries.............................................     44,500      29,100      24,700
  Net capital expenditures for premises and equipment..............................       (159)       (118)       (163)
                                                                                      --------    --------    --------
      Net cash provided by investing activities....................................   $  9,496    $ 23,524    $ 22,096
                                                                                      --------    --------    --------
Financing Activities:
  Issuance of long-term debt.......................................................   $ 25,000    $     --    $     --
  Repayments of long-term debt.....................................................     (7,797)     (8,690)     (5,118)
  Net increase (decrease) in short-term debt.......................................       (500)        500      (2,900)
  Cash dividends paid..............................................................    (13,064)    (11,042)    (10,062)
  Net issuance (purchase) of treasury stock........................................     (4,351)     (1,329)        139
                                                                                      --------    --------    --------
      Net cash used by financing activities........................................   $   (712)   $(20,561)   $(17,941)
                                                                                      --------    --------    --------
  Net increase (decrease) in cash..................................................   $  1,191    $   (193)   $    333
                                                                                      --------    --------    --------
                                                                                      --------    --------    --------

                          INDEPENDENT AUDITORS' REPORT

     To the Shareholders and the Board of Directors of United Missouri Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of United Missouri Bancshares, Inc. and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Missouri Bancshares, Inc. and subsidiaries as of December 31, 1993, 1992 and 1991, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     As discussed in the Accounting Policies note to the financial statements, the Company changed its method of accounting for certain investments in debt and equity securities effective December 31, 1993, to conform with Statement of Financial Accounting Standards No. 115.

/s/ DELOITTE & TOUCHE
Kansas City, Missouri
February 23, 1994

                                FINANCIAL REVIEW
                          FIVE-YEAR FINANCIAL SUMMARY

                                    1993          1992          1991          1990          1989
                                 ----------    ----------    ----------    ----------    ----------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS
Interest income................  $  283,215    $  253,367    $  298,199    $  317,756    $  303,917
Interest expense...............     119,718       123,786       171,677       196,807       184,673
Net interest income............     163,497       129,581       126,522       120,949       119,244
Provision for loan losses......       3,332         2,981         6,044         6,604         2,958
Noninterest income.............     132,061       113,462        98,691        89,644        81,025
Noninterest expense............     230,977       184,947       165,774       155,653       149,301
Change in accounting
  principle....................          --            --            --            --         2,462
Net income.....................      41,119        39,367        39,485        37,159        40,084
AVERAGE BALANCES
Assets.........................  $5,766,843    $4,622,968    $4,162,583    $3,959,793    $3,664,155
Loans, net of unearned
  interest.....................   1,786,529     1,337,305     1,356,082     1,349,078     1,353,088
Securities*....................   2,729,270     2,109,121     1,816,711     1,624,617     1,277,285
Deposits.......................   4,559,551     3,595,644     3,189,224     3,191,177     2,999,881
Long-term debt.................      53,522        40,966        46,322        51,413        44,130
Shareholders' equity...........     502,614       385,988       355,570       328,479       314,657
YEAR-END BALANCES
Assets.........................  $6,528,826    $5,003,187    $4,692,053    $4,271,606    $4,038,057
Loans, net of unearned
  interest.....................   2,159,761     1,483,048     1,349,144     1,548,678     1,397,134
Securities*....................   2,979,156     2,293,438     1,753,563     1,659,590     1,342,084
Deposits.......................   5,161,729     3,843,166     3,410,193     3,254,106     3,317,544
Long-term debt.................      51,529        33,531        42,226        47,349        52,473
Shareholders' equity...........     586,643       399,679       372,683       343,121       315,980
PER SHARE DATA
Earnings.......................       $2.57         $2.85         $2.86         $2.70         $2.80
Cash dividends.................        0.80          0.80          0.73          0.73          0.79
Dividend payout ratio..........       31.13%        28.07%        25.52%        27.04%        28.21%
Book value.....................      $33.28        $29.00        $27.01        $24.90        $22.93
Market price
  High.........................       40.75         41.75         37.25         28.18         29.55
  Low..........................       36.50         36.25         23.86         21.14         22.50
  Close........................       37.50         40.00         37.25         24.55         27.50
RATIOS
Return on average assets.......        0.71%         0.85%         0.95%         0.94%         1.09%
Return on average equity.......        8.18         10.20         11.10         11.31         12.74
Average equity to assets.......        8.72          8.35          8.54          8.30          8.59
Total risk-based capital
  ratio........................       18.50         20.16         21.25         17.49         15.79
Earnings to fixed charges**
  Excluding interest on
     deposits..................        3.83          3.56          2.76          2.65          2.83
  Including interest on
     deposits..................        1.51          1.44          1.31          1.24          1.26

- -------------------------
 * Securities include investment securities and securities available for sale.

** For purposes of computing these ratios, earnings represent pretax income plus fixed charges. Fixed charges include all interest (except interest on deposits as indicated above), the portion of rental expense deemed representative of an interest factor and amortization of debt expense.

OVERVIEW

     Financial highlights for United Missouri Bancshares, Inc. (the "Company") for 1993 included:

     - net income of $41.1 million, up 4.5% from 1992;

     - assets exceeded $6.5 billion at December 31, 1993, an increase of 30.5% from one year earlier, attributable to the Company's expansion into Kansas;

     - excellent credit quality, with only 0.3% of the loan portfolio classified as nonperforming at year-end 1993;

     - strong capital adequacy, with a total risk-based capital ratio of 18.5% at December 31, 1993, compared to a regulatory minimum of 8%; and

     - fee-based services contributed 43.4% of net revenues for 1993, reflecting the Company's diverse financial services, which include trust, securities processing, bond trading, cash management and credit cards.

EXPANSION INTO KANSAS

     During 1993, the Company expanded significantly into Kansas. Twelve banks were added to the UMB family between March 26, 1993 and June 25, 1993 (the "Kansas banks"). The Kansas banks added assets of $1.3 billion, helping increase the size of the Company by 30.5%. The Kansas banks are strategically located around Interstate 70. This complements our "I-70 corridor" of affiliates, stretching from Denver in the West across Kansas and Missouri to the Metro East St. Louis area in Illinois.

     Additionally, two of the larger Kansas bank acquisitions, UMB Overland Park Bank and UMB Commercial National Bank give us a meaningful presence in Johnson County. Johnson County is one of the highest per capita income counties in the country and lies just over the state line from the Company's headquarters in Kansas City, Missouri.

     The state of Kansas opened its doors to regional interstate banking effective on July 1, 1992. Even in advance of that date, the Company was either approaching, or being approached by, several good performing Kansas banks about possible affiliations. Cross-ownership already existed with UMB Overland Park Bank and the CNB Financial Corporation group of banks. Management of the Company made the decision to reach critical mass in Kansas as quickly as possible. Meaningful market share was felt to be desirable to achieve long-term profitability.

     The total purchase price of the Kansas bank acquisitions was $178.0 million. The consideration given in acquiring these banks consisted of approximately 3.9 million shares of Company common stock and $26.6 million in cash. Generally, stock was required in all but one of the acquisitions to meet sellers' demands for largely tax-free transactions. The source of the cash was a $25 million public debt offering of seven and ten year notes at a blended rate of approximately 7.1%. Each of the acquisitions was accounted for under the purchase method of accounting, in which the earnings of the acquired bank were added into the consolidated results of operations from the respective date of acquisition. Additionally, the purchase price for each bank was allocated to assets acquired and liabilities assumed based on their fair market values at date of acquisition. An intangible asset of $12.8 million for the value of the core deposits was recorded and the remaining excess of the purchase prices over the fair value of net assets acquired was recorded as goodwill in the amount of $51.9 million. These intangible assets are being amortized over periods of 10 and 15 years, respectively.

     The amortization expense associated with the intangible assets has impacted the earnings of the Kansas banks and their contribution to the Company's results of operations. Earnings per share were further diluted by the shares issued to effect these transactions. The dilution in the Company's earnings per share for 1993 as a result of the Kansas bank acquisitions is estimated to be $0.28 per share, or 9.8%.

     The Company is actively pursuing a variety of strategies to eliminate the earnings dilution as quickly as possible. These strategies include converting the Kansas banks to the Company's data processing systems; merging the 12 banks into two banks (Salina and Kansas City, Kansas); consolidating bookkeeping and other back room operations; and eliminating redundant functions, such as trust services, credit card processing and bond portfolio administration.

ROA ANALYSIS

     Return on average assets (ROA) was 0.71% for 1993, compared to 0.85% for 1992. The Company's ROA has benefited from relatively low loan loss provisions as well as the noninterest income generated by fee services. Offsetting these factors are the Company's overhead and net interest margin.

TABLE 1: ANALYSIS OF RETURN ON ASSETS

     The table below expresses each component of net income as a percentage of average assets.

                                                        1993      1992      1991      1990      1989
                                                       ------    ------    ------    ------    ------
Net interest income (tax-equivalent)................     2.95%     2.95%     3.27%     3.30%     3.54%
Provision for loan losses...........................    (0.06)    (0.06)    (0.15)    (0.16)    (0.08)
Noninterest income..................................     2.26      2.34      2.37      2.24      2.20
Net security gains..................................     0.03      0.11      0.00      0.02      0.01
Noninterest expense.................................    (4.00)    (4.00)    (3.98)    (3.93)    (4.07)
Income taxes and tax-equivalent adjustment..........    (0.47)    (0.49)    (0.56)    (0.53)    (0.57)
                                                       ------    ------    ------    ------    ------
  Net income........................................     0.71%     0.85%     0.95%     0.94%     1.03%
                                                       ------    ------    ------    ------    ------
                                                       ------    ------    ------    ------    ------

     Noninterest expense, or overhead, was 4.0% of average assets in 1993 and 1992. The staffing and automation to support the Company's fee services contribute to overhead. Plans currently under way to reduce noninterest expenses in the Kansas banks should have a favorable impact on ROA in 1994 and subsequent years.

     Net interest income (tax-equivalent) as a percent of average assets leveled off at 2.95% in 1993 compared to 1992, after following a downward trend the three previous years. Relative to other banks, the Company has a more liquid balance sheet and a higher percentage of its earning assets represented by securities. Through much of the five-year period 1989 through 1993, market interest rates steadily declined and loan demand was sluggish. The Company was investing the monies from maturing securities and deposit growth into new securities at lower yields. As a consequence, net interest income contributed less and less to earnings and the Company's ROA.

     Beginning in the fourth quarter of 1992, the effects of the Company's emphasis on business development and loan generation could be seen. These efforts, coupled with a strengthening economy, produced loan growth in 1993. A second step to stabilize and improve net interest income was a repositioning of the securities portfolio in December 1992. At that time, the Company's affiliate banks sold approximately $906.3 million of short-term securities prior to scheduled maturity dates. Securities sold were short-term U.S. Treasury obligations, most of which were scheduled to mature in 1993. The proceeds of these sales were reinvested in other securities with similar characteristics, with maturities in 1994, 1995 and 1996. These transactions resulted in net realized securities gains of $4.2 million. At December 31, 1992, the average maturity of the securities portfolio, reflective of the repositioning, was 1 year and 10 months, compared to only 11 months at December 31, 1991.

     At December 31, 1993, the average maturity of the securities portfolio had lengthened slightly to about 2 years, due to relatively longer-term mortgage-backed securities included in the portfolios of the Kansas banks. Some additional repositioning of the securities portfolio by management is anticipated in 1994, as the Company continues to actively manage its securities portfolio to improve its yield and contribution to earnings.

CAPITAL MANAGEMENT

     Management of the Company has consistently maintained a strong capital position, believing it essential for operating a safe and sound financial institution and safeguarding the funds entrusted to it by customers and shareholders. At December 31, 1993, shareholders' equity was $586.6 million, up $186.9 million or 46.8% from

$399.7 million at year-end 1992. The net increase in shareholders' equity as a result of the stock issued in acquiring the Kansas banks was $148.9 million. The equity to asset ratio was 9.0% and 8.0% at December 31, 1993 and 1992, respectively.

     Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital.

     The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in riskless government securities, the Tier 1 capital ratio of 17.1% and Total capital ratio of 18.5% substantially exceed the regulatory minimums.

TABLE 2: RISK-BASED CAPITAL

     The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 1993, excluded net unrealized gains on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

                                                            RISK-WEIGHTED CATEGORY
                                       ----------------------------------------------------------------
        RISK-WEIGHTED ASSETS               0%           20%          50%          100%         TOTAL
- ------------------------------------   ----------    ----------    --------    ----------    ----------
                                                                (IN THOUSANDS)
Loans:
  Residential mortgage..............   $       --    $    1,913    $184,184    $       --    $  186,097
  All other.........................           --        93,434          --     1,880,230     1,973,664
                                       ----------    ----------    --------    ----------    ----------
       Total loans..................   $       --    $   95,347    $184,184    $1,880,230    $2,159,761
Securities available for sale:
  U.S. Treasury.....................   $2,518,436    $       --    $     --    $       --    $2,518,436
  U.S. agencies and
     mortgage-backed................        3,042       146,836          --            --       149,878
  Equity securities and other.......        4,242           411          --         4,178         8,831
                                       ----------    ----------    --------    ----------    ----------
       Total securities available
          for sale..................   $2,525,720    $  147,247    $     --    $    4,178    $2,677,145
Investment securities...............           --       268,757      10,187            --       278,944
Trading securities..................       45,085        38,529          --           132        83,746
Federal funds and resell
  agreements........................           --       339,175          --            --       339,175
Cash and due from banks.............      289,702       376,666          --            --       666,368
All other assets....................           --            --          --       250,924       250,924
                                       ----------    ----------    --------    ----------    ----------
       Category totals..............   $2,860,507    $1,265,721    $194,371    $2,135,464    $6,456,063
                                       ----------    ----------    --------    ----------    ----------
                                       ----------    ----------    --------    ----------    ----------
Risk-weighted totals................   $        0    $  253,144    $ 97,186    $2,135,464    $2,485,794
Off-balance-sheet items
  (risk-weighted)...................           --         1,341          63       361,941       363,345
                                       ----------    ----------    --------    ----------    ----------
       Total risk-weighted assets...   $        0    $  254,485    $ 97,249    $2,497,405    $2,849,139
                                       ----------    ----------    --------    ----------    ----------
                                       ----------    ----------    --------    ----------    ----------

                            CAPITAL                                TIER 1     TIER 2      TOTAL
- ---------------------------------------------------------------   --------    -------    --------
Shareholders' equity...........................................   $572,310    $    --    $572,310
Minority interest in subsidiaries..............................         32         --          32
Less premium on purchased banks................................    (85,286)        --     (85,286)
Long-term debt*................................................         --      4,544       4,544
Allowance for loan losses......................................         --     35,590      35,590
                                                                  --------    -------    --------
     Total capital.............................................   $487,056    $40,134    $527,190
                                                                  --------    -------    --------
                                                                  --------    -------    --------
CAPITAL RATIOS
- -------------------------------------------------------------------------------------
Tier 1 capital to risk-weighted assets...............................................   17.09%
Total capital to risk-weighted assets................................................   18.50
Leverage ratio (Tier 1 to total assets less premium on purchased banks)..............    7.59

- -------------------------
* Qualifying amounts.

ASSET QUALITY

LOANS

     The quality of the Company's loan portfolio remains strong. A primary measure of the effectiveness of credit risk management is the percentage of the loan portfolio that is classified as nonperforming. Nonperforming loans include nonaccrual loans and restructured loans. The Company's nonperforming loans totaled $7.2 million at December 31, 1993, representing only 0.3% of the loan portfolio, compared to $3.1 million and 0.2% one year earlier. At year-end 1993, the Kansas banks held $5.7 million in nonperforming loans, or 1.2% of the loans in their combined loan portfolio. The Company's nonperforming loans have not exceeded 0.5% of total loans in each of the last five years.

TABLE 3: LOAN QUALITY

                                                                       DECEMBER 31,
                                                     ------------------------------------------------
                                                      1993       1992       1991      1990      1989
                                                     -------    -------    ------    ------    ------
                                                                      (IN THOUSANDS)
Nonaccrual loans..................................   $ 4,639    $ 1,887    $4,744    $5,746    $6,236
Restructured loans................................     2,553      1,205       932       301       692
                                                     -------    -------    ------    ------    ------
     Total nonperforming loans....................   $ 7,192    $ 3,092    $5,676    $6,047    $6,928
Other real estate owned*..........................     7,187      6,932     2,325        61        69
                                                     -------    -------    ------    ------    ------
     Total nonperforming assets...................   $14,379    $10,024    $8,001    $6,108    $6,997
                                                     -------    -------    ------    ------    ------
                                                     -------    -------    ------    ------    ------
Nonperforming loans as a % of loans...............      0.33%      0.21%     0.42%     0.39%     0.50%
Allowance as a multiple of nonperforming loans....      4.95x      7.91x     4.62x     4.51x     3.92x
Nonperforming assets as a % of loans plus other
  real estate owned...............................      0.66%      0.67%     0.59%     0.39%     0.50%
Loans past due 90 days or more....................   $ 6,359    $ 4,507    $5,500    $8,543    $2,911
  As a % of loans.................................      0.29%      0.30%     0.41%     0.55%     0.21%

- -------------------------
* Includes in-substance foreclosures.

     Nonperforming assets include foreclosed real estate with the nonaccrual and restructured loans. The Company's nonperforming asset ratio (nonperforming assets divided by loans plus foreclosed real estate) was 0.7% at December 31, 1993 and December 31, 1992.

     Key factors of the Company's loan quality program are a sound credit policy combined with periodic and independent credit reviews. All affiliate banks operate under written loan policies. Credit decisions continue to be based on the borrower's cash flow position and the value of underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans by using a ranking system. In addition, the Company has an internal loan review staff that operates independent of the affiliate banks. This review team performs periodic examinations of each bank's loans for credit quality, documentation and loan administration.

     Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise 12.9% of total loans, with a history of no significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

     A loan is generally placed on nonaccrual status when payments are past due 90 days or more and when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year-end 1993, $210,000 of interest due was not recorded as earned, compared to $168,000 for the prior year.

     Certain loans are restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the respective borrowers. Management estimates that approximately $35,000 of additional interest would have been earned in 1993 if the terms of these loans were similar to other comparable loans.

     In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $214,000 of interest due as earned for 1993. The comparative figure for 1992 was $123,000.

     In addition to the loans discussed above, management has identified through its loan ranking system $1,781,000 of potential problem loans. Though the loan payments are current, the borrowers' abilities to comply with the stated terms are questioned. Each of these loans is subject to constant management attention, and its classification is reviewed periodically.

     Other real estate that has been acquired through or in lieu of foreclosure and certain "in-substance" foreclosures have a total carrying value of $7.2 million, which approximates market value, at year-end 1993. The largest real estate parcel is in Kansas City and represents an in-substance foreclosure of $5.2 million recorded in the fourth quarter of 1992. Of the remaining 22 parcels, 19 are in Kansas and total $1.3 million.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses is maintained to absorb potential losses in the loan portfolio. The allowance is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries.

     The Company's allowance for loan losses at December 31, 1993, was $35.6 million, 1.7% of total loans, compared to $24.5 million, 1.7% of total loans, one year earlier. The allowance at year-end 1993 was 4.9 times the total of nonperforming loans, exceeding the dollar amount of those loans by $28.4 million. Included in the Company's allowance figure at December 31, 1993, was an allowance of $11.4 million recorded by the Kansas banks representing 2.3% of their combined loans and 2.0 times the total of their nonperforming loans.

     Net loan charge-offs decreased to $4.3 million in 1993 from $5.0 million in 1992. The 1992 net charge-off figure included principal of $506,000 and interest of $373,000 charged against the allowance in recording an in-substance foreclosure of $5.2 million. The net charge-off ratio was 0.24% for 1993 and 0.37% for 1992.

     The provision for loan losses was $3.3 million in 1993 and $3.0 million in 1992. During the past five years, due to the consistency in the quality of the Company's loan portfolio, management has been able to record provisions less than the amount of actual net charge-offs and still maintain the allowance at adequate levels. Absent any significant deterioration in the loan portfolio, management anticipates that the loan loss provision for 1994 should not materially exceed the provision recorded in 1993.

     The adequacy of the allowance is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured and determination of the existence and realizable value of the collateral and guarantees securing such loans. The actual losses, notwithstanding such considerations, however, could differ significantly from the amounts estimated by management.

TABLE 4: ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                         1993          1992          1991          1990          1989
                                      ----------    ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS)
Allowance -- beginning of year.....   $   24,456    $   26,241    $   27,268    $   27,176    $   27,123
Provision for loan losses..........        3,332         2,981         6,044         6,604         2,958
Allowances of acquired banks.......       12,076           207           352           110           532
Charge-offs:
  Commercial.......................   $   (1,717)   $   (1,401)   $   (3,823)   $   (3,077)   $     (516)
  Consumer:
     Bankcard......................       (3,983)       (4,082)       (4,657)       (4,262)       (3,536)
     Other.........................         (836)         (890)         (864)       (1,264)       (1,263)
  Real estate......................         (578)         (175)          (81)          (57)         (105)
  Agricultural.....................          (21)           --           (13)           (5)          (10)
  Leases...........................           --            --            --            --          (134)
                                      ----------    ----------    ----------    ----------    ----------
          Total charge-offs........   $   (7,135)   $   (6,548)   $   (9,438)   $   (8,665)   $   (5,564)
Recoveries:
  Commercial.......................   $    1,051    $      186    $      680    $      523    $      764
  Consumer:
     Bankcard......................        1,144           956         1,002         1,051           908
     Other.........................          469           363           307           364           364
  Real estate......................          138            70            19            73            43
  Agricultural.....................           59            --             7            32             9
  Leases...........................           --            --            --            --            39
                                      ----------    ----------    ----------    ----------    ----------
          Total recoveries.........   $    2,861    $    1,575    $    2,015    $    2,043    $    2,127
                                      ----------    ----------    ----------    ----------    ----------
Net charge-offs....................   $   (4,274)   $   (4,973)   $   (7,423)   $   (6,622)   $   (3,437)
                                      ----------    ----------    ----------    ----------    ----------
Allowance -- end of year...........   $   35,590    $   24,456    $   26,241    $   27,268    $   27,176
                                      ----------    ----------    ----------    ----------    ----------
                                      ----------    ----------    ----------    ----------    ----------
Average loans......................   $1,786,529    $1,337,305    $1,356,082    $1,349,078    $1,353,088
Loans at end of year, net of
  unearned interest................    2,159,761     1,483,048     1,349,144     1,548,678     1,397,134
Allowance to loans at year-end.....         1.65%         1.65%         1.95%         1.76%         1.95%
Allowance as a multiple of net
  charge-offs......................         8.33x         4.92x         3.54x         4.12x         7.91x
Net charge-offs to:
  Provision for loan losses........       128.27%       166.82%       122.82%       100.27%       116.19%
  Average loans....................         0.24          0.37          0.55          0.49          0.25

TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     This table presents an allocation of the allowance for loan losses by loan categories; however, the breakdown is based on a number of qualitative factors, and the amounts presented are not necessarily indicative of actual future charge-offs in any particular category. The percent of loans in each category to total loans is provided in Table 13.

                                                                     DECEMBER 31,
                                                  ---------------------------------------------------
                 LOAN CATEGORY                     1993       1992       1991       1990       1989
- -----------------------------------------------   -------    -------    -------    -------    -------
                                                                    (IN THOUSANDS)
Commercial.....................................   $17,500    $13,250    $14,000    $14,000    $11,500
Consumer.......................................    13,500     10,500     11,000     11,000     10,600
Real estate....................................     3,000        500      1,000      1,000        500
Agricultural...................................     1,000        100        100        100        100
Leases.........................................        50         50         50         50        200
Unallocated....................................       540         56         91      1,118      4,276
                                                  -------    -------    -------    -------    -------
  Total allowance..............................   $35,590    $24,456    $26,241    $27,268    $27,176
                                                  -------    -------    -------    -------    -------
                                                  -------    -------    -------    -------    -------

SECURITIES

     During 1993, the Company's securities portfolio comprised 55.8% of total average earning assets. As discussed previously, the average maturity of the securities portfolio was about 2 years at December 31, 1993, compared to 1 year and 10 months at December 31, 1992, and 11 months at December 31, 1991.

     The Financial Accounting Standards Board issued a new accounting standard in 1993 that requires companies to value securities available for sale at current market prices, with unrealized holding gains and losses reported as a net amount in a separate component of shareholders' equity (net of a deferred tax liability). The Company elected to adopt this accounting standard early, effective December 31, 1993.

     Securities available for sale include securities considered part of the Company's asset/liability management that may be sold in response to changes in interest rates, prepayments, or capital or liquidity needs. This category includes principally U.S. Treasury and agency securities and mortgage-backed securities. At December 31, 1993, securities available for sale had an aggregate amortized cost of $2.68 billion and fair value of $2.70 billion. The amount of the related net unrealized holding gain reported in equity at year-end 1993 was $14.3 million.

TABLE 6: SECURITIES AVAILABLE FOR SALE

                                                                  AMORTIZED        FAIR
                                                                     COST         VALUE       YIELD
                                                                  ----------    ----------    -----
                                                                           (IN THOUSANDS)
DECEMBER 31, 1993
U.S. Treasury..................................................   $2,518,436    $2,539,479    4.72 %
U.S. agencies..................................................       76,585        76,304    5.06
Mortgage-backed................................................       73,293        73,472    5.43
Equity.........................................................        8,560        10,687
Other..........................................................          270           270
                                                                  ----------    ----------
  Total........................................................   $2,677,144    $2,700,212
                                                                  ----------    ----------
                                                                  ----------    ----------
DECEMBER 31, 1992
U.S. Treasury..................................................   $2,011,264    $2,014,721    4.84 %
U.S. agencies..................................................       73,352        73,374    3.37
Equity.........................................................        7,054        10,711
Other..........................................................          310           281
                                                                  ----------    ----------
  Total........................................................   $2,091,980    $2,099,087
                                                                  ----------    ----------
                                                                  ----------    ----------

     Investment securities are carried at amortized historical cost based on management's intention and the Company's ability to hold them to maturity. Generally, the Company classifies securities of state and political subdivisions as investment securities. At December 31, 1993, investment securities had a total carrying value of $278.9 million and fair value of $282.3 million.

TABLE 7: INVESTMENT SECURITIES

                                                                                           YIELD/
                                                            AMORTIZED        FAIR          AVERAGE
                                                               COST         VALUE         MATURITY
                                                            ----------    ----------    -------------
                                                                         (IN THOUSANDS)
DECEMBER 31, 1993
State and political subdivisions:
  Maturing within 1 year.................................   $  114,942    $  114,274            5.80%
  After 1 year but within 5..............................      134,922       138,462            7.51
  After 5 years but within 10............................       28,544        29,050            7.00
  After 10 years.........................................          536           560            8.98
                                                            ----------    ----------    -------------
     Total...............................................   $  278,944    $  282,346     2 yr. 1 mo.
                                                            ----------    ----------    -------------
                                                            ----------    ----------    -------------
DECEMBER 31, 1992
State and political subdivisions.........................   $  201,458    $  205,185     1 yr. 8 mo.
                                                            ----------    ----------    -------------
                                                            ----------    ----------    -------------
DECEMBER 31, 1991
  U.S. Treasury..........................................   $1,397,142    $1,417,103     0 yr. 9 mo.
  U.S. agencies..........................................       82,651        83,358     2 yr. 2 mo.
  State and political subdivisions.......................      266,140       268,447     1 yr. 8 mo.
  Equity securities and other............................        7,630         9,126
                                                            ----------    ----------
     Total...............................................   $1,753,563    $1,778,034
                                                            ----------    ----------
                                                            ----------    ----------

EARNINGS PERFORMANCE

NET INTEREST INCOME

     Net interest income, the principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the liabilities obtained to fund them. Net interest income in 1993 was $163.5 million, compared to $129.6 million in 1992. However, to provide comparability among the types of interest earned, the following discussion of net interest income is on a fully tax-equivalent (FTE) basis, which adjusts for the tax-exempt status of certain municipal securities and loans. The reported interest income for these tax-free assets is increased by the amount of the income tax savings, less the additional taxes for the nondeductible portion of interest expense incurred to acquire the tax-free assets.

     Measured on a tax-equivalent basis, net interest income in 1993 increased $33.8 million to $170.3 million, an increase of 24.7% from 1992. The Kansas banks contributed $25.0 million in tax-equivalent net interest income.

     Net interest margin measures the Company's ability to generate net interest income. It is defined as net interest income (FTE) as a percent of earning assets. The behavior of the margin depends on the interaction of three factors:
1) net interest spread (defined as the difference between the yield on earning assets and the rate paid on interest-bearing liabilities); 2) yield earned on assets funded by interest-free funding sources (primarily noninterest-bearing demand deposits and equity capital); and 3) percentage of earning assets funded by interest-free funding sources.

     During 1993, the economy continued to strengthen modestly. Certain monetary actions of the Federal Reserve Board over the last four years had cut short-term rates (as measured by the federal funds rate) from 10% to the current level of 3%, a level that was steady throughout much of 1993. The actions of the Federal Reserve did not impact long-term rates until 1993, when these rates fell throughout the year.

     The Company's cost of funds decreased from 3.82% in 1992 to 3.05% in 1993, a reduction of 77 basis points. However, the Company's yield on earning assets also decreased, from 6.63% in 1992 to 5.92% in 1993, a decrease of 71 basis points. As a consequence, the Company's net interest spread improved from 2.81% in 1992 to 2.87% in 1993. However, net interest margin remained level at 3.48%, as interest-free funds were invested at lower market rates in 1993 compared to 1992. Management believes the repositioning of the securities portfolio in December 1992 helped stabilize the margin and improve the spread. Additionally, loan growth has resulted in loans constituting a higher percentage of average earning assets, 36.5% in 1993 compared to 34.1% in 1992.

     The Company expects its spread and margin to improve in 1994 as a result of the active management of the securities portfolio and a noted increase in quality loan demand.

TABLE 8: ANALYSIS OF NET INTEREST MARGIN

                                                          1993            1992          CHANGE
                                                       ----------      ----------      --------
                                                                    (IN THOUSANDS)
Average earning assets..............................   $4,894,346      $3,922,184      $972,162
Interest-bearing liabilities........................    3,921,946       3,237,727       684,219
                                                       ----------      ----------      --------
Interest-free funds.................................   $  972,400      $  684,457      $287,943
                                                       ----------      ----------      --------
                                                       ----------      ----------      --------
Free funds ratio (free funds to earning assets).....        19.87%          17.45%         2.42%
                                                       ----------      ----------      --------
                                                       ----------      ----------      --------
Tax-equivalent yield on earning assets..............         5.92%           6.63%        (0.71)%
Cost of interest-bearing liabilities................         3.05            3.82         (0.77)
                                                       ----------      ----------      --------
Net interest spread.................................         2.87%           2.81%         0.06%
Benefit of interest-free funds......................         0.61            0.67         (0.06)
                                                       ----------      ----------      --------
Net interest margin.................................         3.48%           3.48%           --%
                                                       ----------      ----------      --------
                                                       ----------      ----------      --------

TABLE 9: TAX-EQUIVALENT RATE-VOLUME ANALYSIS

     This analysis attributes changes in net interest income on a tax-equivalent basis either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in interest due jointly to volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of change in each. All information is presented on a tax-equivalent basis and gives effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.

        AVERAGE VOLUME         AVERAGE RATE                                               INCREASE (DECREASE)
   ------------------------    -------------                                        -------------------------------
      1993          1992       1993    1992               1993 VS. 1992              TOTAL      VOLUME       RATE
   ----------    ----------    ----    -----    ---------------------------------   --------    -------    --------
                                                    (IN THOUSANDS)
                                                Change in interest earned on:
   $1,786,529    $1,337,306    8.06%    9.03%   Loans............................   $ 23,220    $37,277    $(14,057)
                                                Securities:
    2,468,796     1,868,585    4.70     5.48    Taxable..........................     13,586     29,658     (16,072)
      260,474       240,536    6.53     7.41    Tax-exempt.......................       (798)     1,405      (2,203)
                                                Federal funds sold and
      320,391       405,240    3.09     3.63    resell agreements................     (4,832)    (2,813)     (2,019)
       58,156        70,517    5.24     6.42    Other............................     (1,480)      (722)       (758)
   ----------    ----------    ----    -----                                        --------    -------    --------
   $4,894,346    $3,922,184    5.92%    6.63%   Total............................   $ 29,696    $64,805    $(35,109)
   ----------    ----------    ----    -----                                        --------    -------    --------
   ----------    ----------    ----    -----
                                                Change in interest paid on:
   $3,285,879    $2,657,322    3.02%    3.88%   Interest-bearing deposits........   $ (3,896)   $21,579    $(25,475)
                                                Federal funds purchased
      581,130       511,090    2.78     3.17    and repurchase agreements........        (25)     2,074      (2,099)
       54,937        69,315    8.07     6.61    Other............................       (147)    (1,053)        906
   ----------    ----------    ----    -----                                        --------    -------    --------
   $3,921,946    $3,237,727    3.05%    3.82%   Total............................   $ (4,068)   $22,600    $(26,668)
   ----------    ----------    ----    -----                                        --------    -------    --------
   ----------    ----------    ----    -----
                                                Net interest income..............   $ 33,764    $42,205    $ (8,441)
                                                                                    --------    -------    --------
                                                                                    --------    -------    --------

        AVERAGE VOLUME         AVERAGE RATE                                               INCREASE (DECREASE)
   ------------------------    -------------                                        -------------------------------
      1992          1991       1992    1991               1992 VS. 1991              TOTAL      VOLUME       RATE
   ----------    ----------    ----    -----    ---------------------------------   --------    -------    --------
                                                    (IN THOUSANDS)
                                                Change in interest earned on:
   $1,337,306    $1,356,082    9.03%   10.75%   Loans............................   $(24,993)   $(1,993)   $(23,000)
                                                Securities:
    1,868,585     1,530,875    5.48     7.50    Taxable..........................    (12,368)    22,261     (34,629)
      240,536       285,836    7.41     8.49    Tax-exempt.......................     (6,441)    (3,573)     (2,868)
                                                Federal funds sold and
      405,240       314,705    3.63     5.58    resell agreements................     (2,847)     4,257      (7,104)
       70,517        73,713    6.42     7.08    Other............................       (697)      (219)       (478)
   ----------    ----------    ----    -----                                        --------    -------    --------
   $3,922,184    $3,561,211    6.63%    8.64%   Total............................   $(47,346)   $20,733    $(68,079)
   ----------    ----------    ----    -----                                        --------    -------    --------
   ----------    ----------    ----    -----
                                                Change in interest paid on:
   $2,657,322    $2,458,136    3.88%    5.78%   Interest-bearing deposits........   $(39,114)   $10,769    $(49,883)
                                                Federal funds purchased
      511,090       460,823    3.17     5.06    and repurchase agreements........     (7,120)     2,327      (9,447)
       69,315        84,906    6.61     7.35    Other............................     (1,657)    (1,072)       (585)
   ----------    ----------    ----    -----                                        --------    -------    --------
   $3,237,727    $3,003,865    3.82%    5.72%   Total............................   $(47,891)   $12,024    $(59,915)
   ----------    ----------    ----    -----                                        --------    -------    --------
   ----------    ----------    ----    -----
                                                Net interest income..............   $    545    $ 8,709    $ (8,164)
                                                                                    --------    -------    --------
                                                                                    --------    -------    --------

NONINTEREST INCOME

     Management has stressed the importance of growth of noninterest income to enhance the Company's profitability. Fee-based services, being non-credit related, provide generally steady income and are not affected by the rise and fall in interest rates. These activities are also relatively low-risk and do not impact the Company's regulatory capital needs. Fee-based services that have been emphasized include trust and securities processing, securities trading, cash management and credit cards. Fee income (exclusive of net security gains) as a percent of adjusted operating revenues has increased from 38.4% in 1989 to 43.4% in 1993. Adjusted operating revenues is defined as tax-equivalent net interest income plus noninterest income, excluding net security gains.

     Noninterest income, exclusive of net security gains, increased to $130.5 million in 1993 from $108.2 million in 1992, an increase of 20.6%. The Kansas banks contributed $9.0 million in noninterest income, which included $3.7 million in service charges and other fees, $2.5 million in trust fees and $1.6 million in data processing fees.

     Trust income is the largest component of noninterest income and increased 17.2% to $32.0 million in 1993 from $27.3 million in 1992. The continuing improvement in trust income is evidence of increased business activity and marketing efforts. The aggregate value of managed trust assets at December 31, 1993, was $8.7 billion, compared to $7.5 billion for December 31, 1992. The managed trust assets of the Kansas banks approximated $800 million.

     The Company's custodial trust business, principally from the mutual funds industry, continued to grow in 1993. Total trust assets under custody at December 31, 1993, were $178.4 billion, up from $150.6 billion one year earlier, due to both new customers and increases in the funds of existing customers. The custodial trust assets of the Kansas banks approximated $300 million. Securities processing income, which is derived from the custodial business, was $13.3 million for 1993, compared to $13.7 million for 1992. The variance between years reflects some mutual fund customers maintaining deposit balances in lieu of paying fees and some adjustments in pricing to meet competition.

     Trading and investment banking income increased 9.0% to $13.6 million in 1993. The increase was generated through increased business development efforts in new markets and increased sales of mortgage-backed and tax-exempt securities to correspondent bank customers and retail investors.

     Service charges on deposits for 1993 were $30.2 million, an increase of 25.4% from 1992, reflecting the contribution of $3.2 million by the Kansas banks, higher transaction volumes and higher occurrences of fees paid in lieu of compensating balances. Additionally, adjustments to fee schedules were made mid-year 1993 in conjunction with modifications to our deposit products to meet the requirements of consumer banking legislation that became effective at that time. Other service charges and fees grew 44.7% to $14.1 million, resulting from increased sales of cash management services to mutual fund and corporate customers. In October 1992, the Company began providing check processing and related cash management services for the Fidelity mutual funds.

     Bankcard fees for 1993 were $22.4 million, compared to $18.3 million for 1992, an increase of 22.9%. The increase in bankcard fees was due to a higher volume of credit card transactions processed for merchants. Other noninterest income increased in 1993 to $4.7 million from $2.5 million in 1992. The increase was principally due to $1.6 million in data processing fees generated by two of the Kansas banks.

     Realized net security gains were $1.6 million in 1993 and $5.3 million in 1992. In 1992, $4.2 million of the net security gains were attributable to the repositioning of the Company's securities portfolio, as discussed earlier. In 1993, approximately $714,000 of security gains were recognized in the fourth quarter from the sales of U.S. Treasury securities with maturities occurring in the first three months of 1994. The remaining 1993 gains resulted from the sales of various equity securities.

NONINTEREST EXPENSE

     Noninterest expense rose to $231.0 million in 1993, a 24.9% increase from 1992. Without the Kansas banks, the increase in noninterest expense was 9.2% between years. Principally due to the Kansas bank acquisitions, the net overhead ratio increased to 33.4% in 1993, up from 31.4% in 1992. Without the Kansas banks, the net overhead ratio was 30.2% for 1993. The net overhead ratio is defined as the difference between noninterest expense and noninterest income (excluding net security gains) as a percent of adjusted operating revenues. During 1994, the Company will continue to work toward consolidating certain operations and eliminating redundant costs as the Kansas banks are assimilated into the Company.

TABLE 10: ANALYSIS OF NONINTEREST EXPENSE

                                            1993                                             % CHANGE
                          -----------------------------------------                ----------------------------
                                          TOTAL WITHOUT                              WITHOUT           WITH
                          KANSAS BANKS    KANSAS BANKS      TOTAL        1992      KANSAS BANKS    KANSAS BANKS
                          ------------    -------------    --------    --------    ------------    ------------
                                                             (IN THOUSANDS)
Personnel..............     $ 13,125        $  93,204      $106,329    $ 87,857         6.1%            21.0%
Occupancy..............        2,100           12,709        14,809      12,180         4.3             21.6
Equipment..............        2,741           17,578        20,319      15,756        11.6             29.0
Supplies and
  services.............        1,706           15,742        17,448      14,492         8.6             20.4
Bankcard...............          564           18,096        18,660      15,991        13.2             16.7
Marketing..............          839           12,724        13,563      10,567        20.4             28.4
FDIC/regulatory........        1,716            9,239        10,955       8,568         7.8             27.9
Intangibles............        3,008            2,233         5,241       2,196         1.7            138.7
Other..................        3,152           20,501        23,653      17,340        18.2             36.4
                          ------------    -------------    --------    --------       -----           ------
     Total.............     $ 28,951        $ 202,026      $230,977    $184,947         9.2%            24.9%
                          ------------    -------------    --------    --------       -----           ------
                          ------------    -------------    --------    --------       -----           ------

     Salaries and employee benefits expense, the largest component of noninterest expense, increased $18.5 million, or 21.0%, to $106.3 million. Approximately $13.1 million of the increase was due to the Kansas banks. The balance of the increase was attributable to merit increases and increased hospitalization and medical expenses.

     Equipment expense increased 29.0% in 1993 to $20.3 million. The increase without the Kansas banks was 11.6% and was due to a full year's depreciation on 1992 investments in a new computer mainframe and other data processing equipment, and a new check imaging system. In 1993, a new bond trading system was implemented at the principal affiliate bank in Kansas City. Additionally, the data processing equipment used by the Salina bank affiliate in serving its correspondent bank customers was upgraded.

     Supplies and services expense increased 20.4% to $17.4 million, reflecting more customer mailings and form revisions in conjunction with the bank acquisitions.

     Bankcard processing expense increased 16.7% to $18.7 million in 1993 from $16.0 million in 1992. This increase was attributed to higher merchant authorization expenses from processing a greater volume of transactions.

     Marketing and business development expenses were $13.6 million in 1993, compared to $10.6 million in 1992. These expenses increased in 1993 due to the Kansas bank acquisitions, a campaign for new loans as well as deposit product modifications resulting from new consumer banking regulations.

     Other noninterest expense in 1993 was $23.6 million, compared to $17.3 million in 1992, an increase of $6.3 million, or 36.4%. Approximately $3.2 million of the increase relates to the Kansas banks. The remaining increase was primarily attributable to higher outside data processing fees paid by the Company to service its mutual fund customers and higher check processing and wire transfer fees resulting from increased business.

INCOME TAXES

     The increase in the corporate tax rate from 34% to 35% was effective January 1, 1993. The Company's effective federal tax rate on income was 30.2% in 1993, 26.7% in 1992 and 23.2% in 1991. The Company's tax-exempt income as a percent of pre-tax income was 23.2% in 1993, 28.3% in 1992 and 40.8% in 1991.

     The major difference between the effective federal tax rates and the federal statutory rate of 35% in 1993 and 34% in 1992 and 1991 results from tax-exempt interest income on state and political subdivision securities. Since this interest is not subject to federal income tax, the states and political subdivisions are able to issue these obligations at lower interest rates. Accordingly, the Company and other holders of such securities give up additional interest income that could have been earned on similar taxable investments. Management estimates that tax-exempt interest decreased the Company's effective tax rates for 1993, 1992 and 1991 by 7.2%, 8.6% and 11.9%, respectively.

ASSET/LIABILITY MANAGEMENT

LIQUIDITY

     Liquidity represents the ability of the Company to provide a continuing flow of funds to meet its financial commitments and the borrowing needs and deposit withdrawal requirements of its customers. Liquidity is primarily provided through the regularly scheduled maturities of assets and $2.7 billion of high-quality securities available for sale. Maturities in the loan portfolio also provide a steady flow of funds, and strict adherence to credit standards helps ensure the collection of those loans. At December 31, 1993, loans of $1.08 billion, representing 49.9% of total loans, were due to mature in one year or less. The overall liquidity of the Company is also enhanced by its net federal funds sold position and significant amount of core deposits.

TABLE 11: RATE SENSITIVITY AND MATURITY OF LOANS

     The following table presents the rate sensitivity of certain loans maturing after 1994 compared with the total loan portfolio as of December 31, 1993. Of the $1,082,723,000 of loans due after 1994, $615,417,000 are to individuals for the purchase of residential dwellings and other consumer goods. The remaining $467,306,000 is for all other purposes and reflects maturities of $380,524,000 in 1995 through 1998 and $86,782,000 after 1998.

                                                                              DECEMBER 31, 1993
                                                                              ------------------
                                                                                (IN THOUSANDS)
Loans due 1994:
  Residential homes and consumer goods.....................................       $  162,062
  All other................................................................          917,688
                                                                              ------------------
                                                                                  $1,079,750
Loans due after 1994:
  Variable interest rate...................................................       $  514,169
  Fixed interest rate......................................................          568,554
                                                                              ------------------
                                                                                  $1,082,723
Unearned interest and allowance for loan losses............................          (38,302)
                                                                              ------------------
       Net loans...........................................................       $2,124,171
                                                                              ------------------
                                                                              ------------------

     The parent company's cash requirements consist primarily of dividends to shareholders and principal and interest payments on debt. These cash needs are routinely satisfied by dividends and management fees collected from the affiliate banks. The parent company's long-term debt position is modest and compares favorably with its peer group. Principal and interest payments on this debt total approximately $9.1 million for 1994. Projected cash flows are adequate to service the debt, given the strong capital levels and continued profitable operations of the affiliate banks.

INTEREST RATE SENSITIVITY

     Interest rate sensitivity indicates a financial institution's potential earnings exposure to fluctuating interest rates. It is related to liquidity because each is affected by maturing assets and liabilities. However, interest rate sensitivity also takes into consideration those assets and liabilities with interest rates that are subject to change prior to maturity. Interest rate sensitivity is measured by "gaps," defined as the difference between interest-earning assets and interest-bearing liabilities within specified time frames. When the gap is positive, with earning assets in excess of interest-bearing liabilities, net interest income generally improves if interest rates rise. The opposite effect occurs in the case of a negative gap.

     The Company structures the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities at the same time. This strategy helps maintain relative stability in net interest income despite unpredictable fluctuations in interest rates. Table 12 is a summary statement that reflects the repricing dates for various assets and liabilities at December 31, 1993. As depicted in Table 12, the cumulative ratio of earning assets to funding sources for the one year time period was 1.02 at December 31, 1993, compared to 0.90 at December 31, 1992. Securities available for sale are included in Table 12 based on scheduled maturity dates. However, these securities, as described, may be sold as management determines in accordance with the Company's asset/liability management program.

TABLE 12: INTEREST RATE SENSITIVITY ANALYSIS

                               1-90        91-180       181-365                    OVER 365
     DECEMBER 31, 1993         DAYS         DAYS         DAYS         TOTAL          DAYS         TOTAL
- ---------------------------- --------      -------      -------      --------      --------      --------
                                                            (IN MILLIONS)
Earning assets:
Loans....................... $1,245.6      $ 156.5      $ 189.1      $1,591.2      $  568.6      $2,159.8
Securities*.................    168.3        249.4        529.3         947.0       2,032.1       2,979.1
Federal funds sold and
  resell agreements.........    339.2           --           --         339.2            --         339.2
Other.......................     83.7           --           --          83.7            --          83.7
                             --------      -------      -------      --------      --------      --------
     Total earning assets... $1,836.8      $ 405.9      $ 718.4      $2,961.1      $2,600.7      $5,561.8
                             --------      -------      -------      --------      --------      --------
     % of total earning
       assets...............     33.0%         7.3%        12.9%         53.2%         46.8%        100.0%
                             --------      -------      -------      --------      --------      --------
Funding sources:
Interest-bearing demand and
  savings................... $1,354.4      $    --      $    --      $1,354.4      $1,009.9      $2,364.3
Time deposits...............    441.7        279.0        212.2         932.9         376.2       1,309.1
Federal funds purchased and
  repurchase agreements.....    543.6         24.5         27.7         595.8          29.3         625.1
Borrowed funds..............      1.5           --          5.2           6.7          46.3          53.0
Noninterest-bearing
  sources...................       --           --           --            --       1,210.3       1,210.3
                             --------      -------      -------      --------      --------      --------
     Total funding
       sources.............. $2,341.2      $ 303.5      $ 245.1      $2,889.8      $2,672.0      $5,561.8
                             --------      -------      -------      --------      --------      --------
     % of total earning
       assets...............     42.1%         5.5%         4.4%         52.0%         48.0%        100.0%
                             --------      -------      -------      --------      --------      --------
Interest sensitivity gap.... $ (504.4)     $ 102.4      $ 473.3      $   71.3      $  (71.3)
Cumulative gap..............   (504.4)      (402.0)        71.3          71.3            --
  As a % of total earning
     assets.................      9.1%         7.2%         1.3%          1.3%           --
Ratio of earning assets to
  funding sources...........      .78         1.34         2.93          1.02           .97
Cumulative ratio -- 1993....      .78          .85         1.02          1.02          1.00
                 -- 1992....      .73          .72          .90           .90          1.00
                 -- 1991....      .70          .79         1.01          1.01          1.00

- -------------------------
* Includes securities available for sale based on scheduled maturity dates.

EARNING ASSETS

     Average earning assets in 1993 were $4.9 billion, a 24.8% increase over 1992. Average loans in 1993 were $1.8 billion, up 33.6% from 1992, and accounted for 36.5% of average earning assets compared to 34.1% for the prior year. Average securities of $2.7 billion, 29.4% higher than 1992, represented 55.8% of average earning assets in 1993.

     At year-end 1993, loans net of unearned interest were $2.2 billion, compared to $1.5 billion one year earlier, an increase of 45.6%. The Kansas banks contributed $508.6 million in loans, distributed as follows: commercial -- $139.5 million; agricultural -- $43.7 million; consumer -- $105.6 million; bankcard -- $19.9 million; residential real estate -- $80.4 million; and commercial real estate -- $119.5 million. The remainder of the increase in the Company's loans was largely attributable to growth in the volume of commercial and commercial real estate loans, as credit demands rose with the strengthening of the economy and from continued emphasis on business development efforts. The increase was broad-based and not concentrated by either industry or borrower.

TABLE 13: ANALYSIS OF LOANS BY TYPE

                                                                 DECEMBER 31,
                                      ------------------------------------------------------------------
                                         1993          1992          1991          1990          1989
                                      ----------    ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS)
AMOUNT
Commercial.........................   $1,035,159    $  777,205    $  652,583    $  877,629    $  746,572
Agricultural.......................       68,148        28,880        35,035        28,055        28,304
Leases.............................        1,627         1,930         2,595         1,849         2,334
Real estate -- commercial..........      280,060       140,278       126,326        95,037       101,789
                                      ----------    ----------    ----------    ----------    ----------
     Total business-related........   $1,384,994    $  948,293    $  816,539    $1,002,570    $  878,999
                                      ----------    ----------    ----------    ----------    ----------
Bankcard...........................   $  180,345    $  145,241    $  148,361    $  160,533    $  163,392
Other consumer installment.........      411,037       282,726       279,500       272,779       293,552
Real estate -- residential.........      186,097       110,061       109,547       122,163        74,199
                                      ----------    ----------    ----------    ----------    ----------
     Total consumer-related........   $  777,479    $  538,028    $  537,408    $  555,475    $  531,143
                                      ----------    ----------    ----------    ----------    ----------
     Total loans...................   $2,162,473    $1,486,321    $1,353,947    $1,558,045    $1,410,142
Unearned interest..................       (2,712)       (3,273)       (4,803)       (9,367)      (13,008)
Allowance for loan losses..........      (35,590)      (24,456)      (26,241)      (27,268)      (27,176)
                                      ----------    ----------    ----------    ----------    ----------
     Net loans.....................   $2,124,171    $1,458,592    $1,322,903    $1,521,410    $1,369,958
                                      ----------    ----------    ----------    ----------    ----------
                                      ----------    ----------    ----------    ----------    ----------
AS A % OF TOTAL LOANS
Commercial.........................         47.9%         52.3%         48.2%         56.3%         52.9%
Agricultural.......................          3.2           2.0           2.6           1.8           2.0
Leases.............................          0.1           0.1           0.2           0.1           0.2
Real estate -- commercial..........         12.9           9.4           9.3           6.1           7.2
                                           -----         -----         -----         -----         -----
     Total business-related........         64.1%         63.8%         60.3%         64.3%         62.3%
                                           -----         -----         -----         -----         -----
Bankcard...........................          8.3%          9.8%         11.0%         10.3%         11.6%
Other consumer installment.........         19.0          19.0          20.6          17.5          20.8
Real estate -- residential.........          8.6           7.4           8.1           7.9           5.3
                                           -----         -----         -----         -----         -----
     Total consumer-related........         35.9%         36.2%         39.7%         35.7%         37.7%
                                           -----         -----         -----         -----         -----
     Total loans...................        100.0%        100.0%        100.0%        100.0%        100.0%
                                           -----         -----         -----         -----         -----
                                           -----         -----         -----         -----         -----

     Commercial real estate loans constituted about 12.9% of the loan portfolio and were $280.1 million at December 31, 1993, compared to $140.3 million at December 31, 1992. The commercial real estate loan portfolio includes loans secured by: farmland of $33.3 million; multifamily residential properties of $15.7 million; construction loans of $19.8 million; and commercial properties of $211.3 million. The percentage distribution by area of the loans secured by commercial properties is as follows: 42% in the Kansas City area; 22% in outstate Kansas; 19% in St. Louis; 10% in outstate Missouri; 5% in Colorado; and 2% in Illinois.

     The Company's commercial real estate loans generally do not exceed a maximum loan-to-value ratio of 80% and the properties are essentially owner-occupied. Borrower experience and financial capacity are critical factors in underwriting and approving loan requests. Loan officers remain in close contact with the borrowers, monitoring the credits and tracking market conditions.

     Consumer-related loans at year-end 1993 were $777.5 million, an increase of $239.5 million or 44.5% from one year earlier. The increase without the Kansas banks was $33.6 million or 6.2%. In addition to the

Kansas banks, $15.2 million was added in bankcard loans due to increased business development efforts. Approximately $22.7 million was added in other installment loans due to increased demand and additional indirect loans from automobile dealers and home improvement dealers.

     Federal funds transactions essentially are overnight loans between financial institutions. During the last five years, the Company's banks have been net sellers of federal funds. The average net sold position for 1993 was $36.3 million, compared to $153.9 million for 1992.

     The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Due to the agency arrangement, these transactions do not appear on the balance sheet and averaged $776.8 million in 1993 and $764.2 million in 1992.

     The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 1993 were $58.1 million, compared to $70.5 million in 1992, and were recorded at market value.

FUNDING SOURCES

     Average interest-bearing liabilities in 1993 were $3.9 billion, an increase of 21.1% over 1992. Interest-bearing deposits accounted for 83.8% of average interest-bearing liabilities in 1993. Repurchase agreements and noninterest-bearing demand deposits are the other principal funding sources.

     Total deposits averaged $4.6 billion in 1993, up $963.9 million or 26.8% from 1992. Average deposits for the Kansas banks were approximately $658.2 million and were distributed as follows: noninterest-bearing demand -- $115.9 million; interest bearing demand and savings -- $290.1 million; time deposits under $100,000 -- $185.2 million; and time deposits of $100,000 or more -- $67.0 million.

TABLE 14: ANALYSIS OF AVERAGE DEPOSITS

              AMOUNT                     1993          1992          1991          1990          1989
- -----------------------------------   ----------    ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS)
Noninterest-bearing demand.........   $1,273,672    $  938,322    $  731,088    $  747,897    $  764,127
Interest-bearing demand and
  savings..........................    2,092,048     1,559,004     1,274,520     1,105,840     1,023,257
Time deposits under $100,000.......      957,677       904,970       930,236       851,568       718,388
                                      ----------    ----------    ----------    ----------    ----------
     Total core deposits...........   $4,323,397    $3,402,296    $2,935,844    $2,705,305    $2,505,772
Time deposits of $100,000 or
  more.............................      236,154       193,348       253,380       485,872       494,109
                                      ----------    ----------    ----------    ----------    ----------
     Total deposits................   $4,559,551    $3,595,644    $3,189,224    $3,191,177    $2,999,881
                                      ----------    ----------    ----------    ----------    ----------
                                      ----------    ----------    ----------    ----------    ----------
AS A % OF TOTAL DEPOSITS
Noninterest-bearing demand.........         27.9%         26.1%         22.9%         23.4%         25.5%
Interest-bearing demand and
  savings..........................         45.9          43.3          40.0          34.7          34.1
Time deposits under $100,000.......         21.0          25.2          29.2          26.7          23.9
                                           -----         -----         -----         -----         -----
     Total core deposits...........         94.8%         94.6%         92.1%         84.8%         83.5%
Time deposits of $100,000 or
  more.............................          5.2           5.4           7.9          15.2          16.5
                                           -----         -----         -----         -----         -----
     Total deposits................        100.0%        100.0%        100.0%        100.0%        100.0%
                                           -----         -----         -----         -----         -----
                                           -----         -----         -----         -----         -----

     Interest-bearing demand and savings deposits represent the largest component of the Company's total deposits and increased $533.0 million, or 34.2%, to $2.1 billion in 1993 over 1992. During 1993, customers remained wary of tying up their funds in long-term products at relatively low yields. Consequently, interest-bearing demand and savings deposits grew while the time deposits under $100,000 category, without the Kansas bank deposits, decreased from 1992.

     Average noninterest-bearing demand deposits comprised approximately 27.9% of the deposit base in 1993, up from 26.1% in 1992. This increase reflects increased balances from both correspondent banks and corporate accounts, including some compensating balances derived from mutual fund customers.

     Average time deposits of $100,000 or more in 1993 were $236.2 million, or 5.2% of average deposits, compared to $193.3 million and 5.4% in 1992. This category, exclusive of the Kansas bank deposits, decreased from the prior year as a result of the Company promoting repurchase agreements in lieu of large time deposits.

TABLE 15: SHORT-TERM DEBT

                                                     1993                1992                1991
                                               ----------------    ----------------    ----------------
                                                AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                                               --------    ----    --------    ----    --------    ----
                                                                    (IN THOUSANDS)
At year-end
- --------------------------------------------
Federal funds purchased.....................   $ 26,210    3.03%   $131,000    1.95%   $ 59,000    3.95%
Repurchase agreements.......................    598,872    2.91     529,837    2.81     688,958    3.77
Other.......................................      1,453    2.76       1,583    2.82      50,547    4.02
                                               --------    ----    --------    ----    --------    ----
     Total..................................   $626,535    2.91%   $662,420    2.64%   $798,505    3.80%
                                               --------    ----    --------    ----    --------    ----
                                               --------    ----    --------    ----    --------    ----
Average for the year
- --------------------------------------------
Federal funds purchased.....................   $ 65,184    2.99%   $ 36,237    3.20%   $ 39,145    5.92%
Repurchase agreements.......................    515,945    2.75     474,853    3.16     421,678    4.98
Other.......................................      1,416    2.08      28,349    3.66      38,584    5.77
                                               --------    ----    --------    ----    --------    ----
     Total..................................   $582,545    2.78%   $539,439    3.19%   $499,407    5.11%
                                               --------    ----    --------    ----    --------    ----
                                               --------    ----    --------    ----    --------    ----
Maximum month-end balance
- --------------------------------------------
Federal funds purchased.....................   $134,000            $131,000            $ 59,000
Repurchase agreements.......................    598,872             561,831             688,958
Other.......................................      2,367              62,539              52,617
                                               --------            --------            --------
     Total..................................   $735,239            $755,370            $800,575
                                               --------            --------            --------
                                               --------            --------            --------

     Repurchase agreements amounted to $598.9 million at December 31, 1993, compared to $529.8 million one year earlier. Repurchase agreements are transactions involving investment funds that are exchanged for securities with a commitment by the seller of the securities to repurchase the same or similar issues at an agreed-upon price and date. The Investment Banking Division buys and sells repurchase agreements as principal for nonaffiliated banks. These agreements are reflected on the balance sheet as both an asset (resell agreement) and a corresponding liability (repurchase agreement), since such funds are purchased and then sold to approved dealer banks and primary dealers. The amount of repurchase agreements handled in this manner was $263.2 million at December 31, 1993, compared to $222.7 million one year earlier.

     At year-end 1993, the Company had repurchase agreements of $335.7 million for its own funding needs, compared to $307.1 million at December 31, 1992.

     The Company's other short-term borrowings consist primarily of U.S. Treasury demand notes. These demand notes represent treasury tax deposits remitted to the Federal Reserve Bank other than daily. The rate paid on these funds is 0.25% below the weekly average federal funds rate.

     The Company's long-term borrowings consist of four senior note issues and some installment notes. The Company's ratio of long-term debt to total capital, a measure of debt capacity, was 8.8% at December 31, 1993, which compares very favorably with its peer group.

     The Company borrowed $25.0 million in 1993 under a medium-term note program to fund the cash portions of the Kansas bank acquisitions. Of the total, $10.0 million of notes were issued with a seven-year maturity at 6.81% and $15.0 million of notes were issued with a 10-year maturity at 7.30%.

TABLE 16: MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                 --------    --------    --------
                                                                          (IN THOUSANDS)
Maturing within 3 months......................................   $160,893    $114,555    $142,763
After 3 months but within 6...................................     29,482      20,416      33,255
After 6 months but within 12..................................     30,099      15,309      14,746
After 12 months...............................................     30,282      20,375      10,665
                                                                 --------    --------    --------
     Total....................................................   $250,756    $170,655    $201,429
                                                                 --------    --------    --------
                                                                 --------    --------    --------

COMPARISON OF 1992 VERSUS 1991

     Net income for 1992 was $39.4 million, relatively unchanged from 1991. Measured on a tax-equivalent basis, net interest income in 1992 was $136.5 million, an increase of 0.4% from 1991. During 1992, as short-term market rates went down, the rates on interest-bearing funds fell 190 basis points. However, the yields on earning assets fell 201 basis points due to the lack of quality loan demand and the reinvestment of funds from maturing securities into similar securities at yields lower than the preceding year. Consequently, the net interest spread narrowed to 2.81% in 1992 from 2.92% in 1991. Lower market interest rates also meant that interest-free funds were invested at lower yields during 1992. These factors resulted in a decrease in the net interest margin from 3.82% in 1991 to 3.48% in 1992.

     The provision for loan losses was $3.0 million in 1992, compared to $6.0 million in 1991. With average loan volume level in 1992, management was able to record a provision less than the amount of actual net charge-offs and still maintain the allowance at an adequate level.

     Noninterest income, exclusive of net security gains, increased to $108.2 million in 1992 from $98.6 million in 1991, an increase of 9.7%. Trust fees increased 10.3% to $27.3 million. Trust assets under management increased to $7.5 billion at December 31, 1992, from $6.8 billion one year earlier.

     Securities processing income was $13.7 million in 1992 and $10.5 million in 1991. The Company's custodial assets increased to $150.6 billion at December 31, 1992, from $119.6 billion at December 31, 1991, due to both new customers and increases in the funds of existing customers.

     Trading and investment banking income increased 2.8% to $12.5 million in 1992, from increased business development efforts in new markets, partially offset by a decrease in trading volumes resulting from lower interest rates.

     Service charges on deposit accounts increased 13.0% to $24.1 million in 1992 from $21.3 million in 1991. This increase reflected higher transaction volumes and higher occurrences of fees paid in lieu of compensating balances. Cash management and other service charges and fees increased to $9.7 million in 1992 from $7.1 million in 1991, due to increased sales of cash management services to mutual fund and corporate customers. In October 1992, the Company began providing check processing and related cash management services for the Fidelity mutual funds.

     Bankcard fees for 1992 were $18.3 million, compared to $19.4 million for 1991. The decrease was due to reducing annual fees for consumers and a reduction in discounts charged to merchants to meet competition. Other noninterest income decreased in 1992 due to gains realized in 1991 on the sales of assets previously held under lease financing transactions with customers.

     Realized net investment security gains were $5.3 million in 1992, compared to $116,000 in 1991. Of the 1992 gains, $4.2 million were attributable to the repositioning of the Company's securities portfolio.

     Noninterest expense rose to $184.9 million in 1992, 11.6% higher than 1991. Salaries and employee benefits expense increased $7.1 million, or 8.8%, to $87.9 million. The increase was attributable to Colorado banking offices opened since May 1991, a higher staffing level from increased business at other existing locations as well as merit increases.

     Net occupancy expense in 1992 of $12.2 million was 11.6% higher than 1991 because of locations added by acquisitions or new branches constructed since May 1991 and renovations of the operations facility in Kansas City. Equipment expense increased 11.0% in 1992 to $15.8 million due to investments in a new computer mainframe and other data processing equipment, a new check imaging system, and additional furniture and equipment expense from the new banking locations.

     Supplies and services expense increased 7.0% to $14.5 million, reflecting more customer mailings and form revisions in conjunction with the bank mergers and acquisitions.

     Bankcard processing expense increased slightly to $16.0 million in 1992 from $15.8 million in 1991 because of a higher volume of merchant transactions and costs associated with marketing a new variable rate credit card.

     Marketing and business development expense was $10.6 million in 1992, compared to $8.4 million in 1991. There were advertising expenses in 1992 associated with the new Colorado locations and a Company reidentification program. Additionally, marketing programs had been curtailed in 1991, resulting in lower expense.

     FDIC insurance and regulatory fees increased 18.4% to $8.6 million in 1992 from $7.2 million in 1991. The FDIC rate for 1992 was 0.23% of domestic deposits, having been increased from 0.195% effective July 1, 1991.

     Other noninterest expense in 1992 was $17.3 million, compared to $12.9 million in 1991, an increase of $4.4 million, or 34.1%. Approximately $1.7 million of the increase relates to outside data processing fees paid by the Company to service its mutual fund customers. Other factors contributing to this increase included higher Federal Reserve Bank check processing charges, expenses associated with foreclosed real estate and an increase in legal and consulting fees.

TABLE 17: SUMMARY OF OPERATING RESULTS BY QUARTER (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                           ------------------------------------------
                                                           MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                                           --------    -------    --------    -------
                                                                         (IN THOUSANDS)
1993
Interest income.........................................   $59,817     $69,535    $ 77,192    $76,671
Interest expense........................................    26,256      29,591      32,604     31,267
                                                           --------    -------    --------    -------
     Net interest income................................   $33,561     $39,944    $ 44,588    $45,404
Provision for loan losses...............................       738         845         901        848
Noninterest income......................................    28,915      32,901      34,290     35,955
Noninterest expense.....................................    47,763      56,305      62,951     63,958
Income tax provision....................................     4,521       5,123       5,166      5,320
                                                           --------    -------    --------    -------
     Net income.........................................   $ 9,454     $10,572    $  9,860    $11,233
                                                           --------    -------    --------    -------
                                                           --------    -------    --------    -------
1992
Interest income.........................................   $68,757     $65,299    $ 61,118    $58,193
Interest expense........................................    36,196      32,135      28,666     26,789
                                                           --------    -------    --------    -------
     Net interest income................................   $32,561     $33,164    $ 32,452    $31,404
Provision for loan losses...............................     1,270         982         253        476
Noninterest income......................................    26,749      26,935      27,654     32,124*
Noninterest expense.....................................    43,296      46,109      47,108     48,434
Income tax provision....................................     4,406       3,733       3,531      4,078
                                                           --------    -------    --------    -------
     Net income.........................................   $10,338     $ 9,275    $  9,214    $10,540
                                                           --------    -------    --------    -------
                                                           --------    -------    --------    -------

                                                                       THREE MONTHS ENDED
                                                           ------------------------------------------
                                                           MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                                           --------    -------    --------    -------
PER SHARE 1993
Net income..............................................     $0.69       $0.71       $0.56      $0.64
Dividend................................................      0.20        0.20        0.20       0.20
Book value..............................................     29.58       31.73       32.06      33.28
Market price:
  High..................................................     40.75       40.50       39.75      40.25
  Low...................................................     36.75       36.75       38.25      36.50
  Close.................................................     39.75       38.50       39.00      37.50
PER SHARE 1992
Net income..............................................     $0.75       $0.67       $0.67      $0.76
Dividend................................................      0.20        0.20        0.20       0.20
Book value..............................................     27.54       28.01       28.45      29.00
Market price:
  High..................................................     40.00       41.75       41.50      40.00
  Low...................................................     36.50       38.75       36.75      36.25
  Close.................................................     38.88       41.50       37.25      40.00

- -------------------------
* Net investment security gains of $4,220,000 were recorded for the three months ended December 31, 1992.

                        UNITED MISSOURI BANCSHARES, INC.

                              FINANCIAL STATISTICS
               FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

                                                           1993                                 1992
                                             ---------------------------------    ---------------------------------
                                                          INTEREST      RATE                   INTEREST      RATE
                                             AVERAGE      INCOME/      EARNED/    AVERAGE      INCOME/      EARNED/
                                             BALANCE     EXPENSE(1)    PAID(1)    BALANCE     EXPENSE(1)    PAID(1)
                                             --------    ----------    -------    --------    ----------    -------
                                                                         (IN MILLIONS)
                                                                          (UNAUDITED)
ASSETS
Loans, net of unearned interest
  (FTE)(2)................................   $1,786.5      $144.0        8.06%    $1,337.3      $120.8        9.03%
Securities:
  Taxable.................................   $2,468.8      $116.0        4.70     $1,868.6      $102.5        5.48
  Tax-exempt (FTE)........................      260.5        17.0        6.53        240.5        17.8        7.41
                                             --------    ----------    -------    --------    ----------    -------
    Total securities......................   $2,729.3      $133.0        4.88     $2,109.1      $120.3        5.70
Federal funds sold and resell
  agreements..............................      320.4         9.9        3.09        405.3        14.7        3.63
Other earning assets (FTE)................       58.1         3.1        5.24         70.5         4.5        6.42
                                             --------    ----------    -------    --------    ----------    -------
    Total earning assets (FTE)............   $4,894.3      $290.0        5.92     $3,922.2      $260.3        6.63
Allowance for loan losses.................      (31.9)                               (26.1)
Cash and due from banks...................      604.4                                494.1
Other assets..............................      300.0                                232.8
                                             --------                             --------
    Total assets..........................   $5,766.8                             $4,623.0
                                             --------                             --------
                                             --------                             --------
LIABILITIES
Interest-bearing demand and savings
  deposits................................   $2,092.1      $ 50.9        2.43%    $1,559.0      $ 51.1        3.28%
Time deposits under $100,000..............      957.7        41.4        4.32        905.0        44.8        4.95
Time deposits of $100,000 or more.........      236.1         6.8        2.91        193.3         7.1        3.69
                                             --------    ----------    -------    --------    ----------    -------
    Total interest-bearing deposits.......   $3,285.9      $ 99.1        3.02     $2,657.3      $103.0        3.88
Commercial paper..........................         --          --          --           --          --          --
Short-term borrowings.....................        1.4          --        2.08         28.3         1.0        3.66
Long-term debt............................   53.5....         4.4        8.23         41.0         3.6        8.65
Federal funds purchased and repurchase
  agreements..............................      581.1        16.2        2.78        511.1        16.2        3.17
                                             --------    ----------    -------    --------    ----------    -------
    Total interest-bearing liabilities....   $3,921.9      $119.7        3.05     $3,237.7      $123.8        3.82
Noninterest-bearing demand deposits.......    1,273.7                                938.3
Other liabilities.........................       68.6                                 61.0
                                             --------                             --------
    Total liabilities.....................   $5,264.2                             $4,237.0
                                             --------                             --------
SHAREHOLDERS' EQUITY
Common stock..............................   $  214.1                             $  184.8
Capital surplus...........................      122.7                                 63.1
Retained earnings.........................      195.6                                165.9
Treasury stock............................      (29.8)                               (27.8)
                                             --------                             --------
    Total shareholders' equity............   $  502.6                             $  386.0
                                             --------                             --------
    Total liabilities and shareholders'
      equity..............................   $5,766.8                             $4,623.0
                                             --------    ----------               --------    ----------
                                             --------                             --------
Net interest income (FTE).................                 $170.3                               $136.5
                                                         ----------                           ----------
                                                         ----------                           ----------
Net interest spread.......................                               2.87%                                2.81%
Net interest margin.......................                               3.48                                 3.48

- -------------------------
(1) Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 34% for 1989 through 1992 and 35% for 1993. The tax-equivalent interest income and yields give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.

(2) Loan fees and income from loans on nonaccrual status are included in loan income.

                      1991                                    1990                                    1989
       -----------------------------------     -----------------------------------     -----------------------------------
                     INTEREST       RATE                     INTEREST       RATE                     INTEREST       RATE
       AVERAGE       INCOME/       EARNED/     AVERAGE       INCOME/       EARNED/     AVERAGE        INCOME       EARNED/
       BALANCE      EXPENSE(1)     PAID(1)     BALANCE      EXPENSE(1)     PAID(1)     BALANCE      EXPENSE(1)      PAID
       --------     ----------     -------     --------     ----------     -------     --------     ----------     -------
       $1,356.1       $145.8        10.75%     $1,349.1       $156.9        11.63%     $1,353.1       $162.8        12.03%
       $1,530.9       $114.8         7.50      $1,398.9       $116.4         8.32      $1,102.8       $ 92.9         8.43
          285.8         24.3         8.49         225.7         20.8         9.23         174.5         17.4         9.93
       --------     ----------     -------     --------     ----------     -------     --------     ----------     -------
       $1,816.7       $139.1         7.66      $1,624.6       $137.2         8.45      $1,277.3       $110.3         8.63
          314.7         17.6         5.58         380.2         30.5         8.02         430.9         39.5         9.17
           73.7          5.2         7.08          34.2          2.9         8.39          23.0          2.0         8.78
       --------     ----------     -------     --------     ----------     -------     --------     ----------     -------
       $3,561.2       $307.7         8.64      $3,388.1       $327.5         9.67      $3,084.3       $314.6        10.20
          (26.2)                                  (26.8)                                  (27.5)
          404.1                                   401.2                                   426.8
          223.5                                   197.3                                   180.6
       --------                                --------                                --------
       $4,162.6                                $3,959.8                                $3,664.2
       --------                                --------                                --------
       --------                                --------                                --------
       $1,274.5       $ 63.6         4.99%     $1,105.8       $ 66.7         6.03%     $1,023.3       $ 63.6         6.21%
          930.2         63.6         6.83         851.6         67.5         7.92         718.4         56.7         7.90
          253.4         15.0         5.92         485.9         34.0         7.00         494.1         38.8         7.85
       --------     ----------     -------     --------     ----------     -------     --------     ----------     -------
       $2,458.1       $142.2         5.78      $2,443.3       $168.2         6.88      $2,235.8       $159.1         7.12
             --           --           --            --           --           --            .3           .1         9.63
           38.6          2.2         5.77          34.4          2.8         8.03          29.6          2.8         9.45
           46.3          4.0         8.67          51.4          4.4         8.65          44.1          3.7         8.50
          460.8         23.3         5.06         297.6         21.4         7.20         227.9         19.0         8.32
       --------     ----------     -------     --------     ----------     -------     --------     ----------     -------
       $3,003.8       $171.7         5.72      $2,826.7       $196.8         6.97      $2,537.7       $184.7         7.28
          731.1                                   747.9                                   764.1
           72.1                                    56.7                                    47.7
       --------                                --------                                --------
       $3,807.0                                $3,631.3                                $3,349.5
       --------                                --------                                --------
       $  169.4                                $  169.1                                $  168.5
           36.1                                    35.9                                    35.4
          178.1                                   151.7                                   124.1
          (28.0)                                  (28.2)                                  (13.3)
       --------                                --------                                --------
       $  355.6                                $  328.5                                $  314.7
       --------                                --------                                --------
       $4,162.6                                $3,959.8                                $3,664.2
       --------     ----------                 --------     ----------                 --------     ----------
       --------                                --------                                --------
                      $136.0                                  $130.7                                  $129.9
                    ----------                              ----------                              ----------
                    ----------                              ----------                              ----------
                                     2.92%                                   2.70%                                   2.92%
                                     3.82                                    3.86                                    4.21

      AVERAGE BALANCE
         FIVE-YEAR
      COMPOUND GROWTH
           RATE
      ---------------
             6.45%
            19.93
             3.77
      ---------------
            17.64
            (2.47)
            25.32
      ---------------
            11.03
             6.67
             8.07
            11.26
      ---------------
            10.74
      ---------------
      ---------------
            16.29%
             8.16
            (7.48)
      ---------------
            10.67
          (100.00)
           (43.77)
             6.09
            21.22
      ---------------
            11.59
             8.51
             4.83
      ---------------
            10.70
      ---------------
             6.00%
            36.07
            11.42
            49.43
      ---------------
            11.15
      ---------------
            10.74
      ---------------
      ---------------

                        UNITED MISSOURI BANCSHARES, INC.

                              FINANCIAL STATISTICS
                   SELECTED FINANCIAL DATA OF AFFILIATE BANKS

                                                                         DECEMBER 31, 1993
                                                  ---------------------------------------------------------------
                                                                             LOANS
                                                  NUMBER OF     TOTAL        NET OF       TOTAL      SHAREHOLDERS'
                                                  LOCATIONS     ASSETS      UNEARNED     DEPOSITS       EQUITY
                                                  ---------   ----------   ----------   ----------   ------------
                                                                          (IN THOUSANDS)
WESTERN MISSOURI
United Missouri Bank, n.a. (Kansas City)........      26      $3,139,380   $1,041,119   $2,628,918     $239,150
United Missouri Bank of Cass County
  (Peculiar)....................................       1          31,395        7,749       27,996        2,766
United Missouri Bank Northwest (St. Joseph).....       9         199,028       31,031      174,512       16,030
EASTERN MISSOURI AND ILLINOIS
United Missouri Bank of St. Louis, n.a..........      11      $  596,218   $  224,493   $  410,121     $ 43,368
United Missouri Bank Northeast (Monroe City)....       2          68,560       19,839       50,224        7,370
UMB First National Bank (Collinsville,
  Illinois).....................................       8         245,866       69,695      221,932       18,909
UMB First State Bank of Morrisonville
  (Illinois)....................................       1           9,522        1,810        8,515          974
SOUTHWESTERN MISSOURI
United Missouri Bank of Carthage................       2      $   71,913   $   17,450   $   55,365     $  5,698
United Missouri Bank of Joplin..................       3          62,218       20,776       54,951        4,947
United Missouri Bank of Monett..................       1          98,076       18,319       70,017        8,728
United Missouri Bank of Springfield.............       2         112,936       35,667       44,497        5,542
United Missouri Bank of Warsaw..................       3          63,276       10,790       52,258        7,168
CENTRAL MISSOURI
United Missouri Bank of Boonville...............       2      $   49,082   $   11,449   $   38,236     $  4,653
United Missouri Bank of Jefferson City..........       2          57,909       26,869       31,536        5,025
United Missouri Bank North Central
  (Brookfield)..................................       5          91,971       14,553       69,875        8,795
United Missouri Bank of Warrensburg.............       4         113,119       19,620       99,164        9,782
COLORADO
UMB Bank Colorado (Colorado Springs)............       5      $   96,154   $   25,892   $   88,717     $  5,973
UMB Columbine National Bank (Denver)............       1          94,215       19,073       83,455       10,087
EASTERN KANSAS
UMB City National Bank (Atchison)...............       2      $   60,021   $   16,097   $   52,208     $  7,171
UMB Commercial National Bank (Kansas City)......       4         371,927      132,559      226,584       39,764
UMB Highland Park Bank & Trust (Topeka).........       3          97,071       34,461       70,468       12,233
UMB North Plaza State Bank (Topeka).............       1          44,171       20,787       35,591        7,798
UMB Overland Park Bank (Overland Park)..........       4         208,722       90,422      164,496       39,516
UMB Security State Bank (Fort Scott)............       1          41,727       17,860       36,462        4,994
CENTRAL KANSAS
UMB Citizens Bank & Trust Co. (Manhattan).......       2      $  106,971   $   50,149   $   85,616     $ 18,306
UMB Farmers National Bank (Abilene).............       1          59,948       18,437       49,896        9,116
UMB First Bank & Trust, n.a. (Concordia)........       3          72,201       13,664       60,612        9,008
UMB National Bank of America (Salina)...........       2         129,933       53,135      110,954       16,297
UMB Russell State Bank (Russell)................       2          87,314       21,945       66,821       10,229
UMB Security State Bank (Great Bend)............       3          69,320       19,192       57,887        8,350
BANKING-RELATED SUBSIDIARIES
UMB Community Development Corporation
UMB Properties, Inc.
United Missouri Banc Leasing Corporation
United Missouri Bank, U.S.A.
United Missouri Brokerage Services, Inc.
United Missouri Capital Corporation
United Missouri Insurance Company
United Missouri Mortgage Company
United Missouri Trust Company of New York