Form 10-Q
period 1994-03-31
UNITED MISSOURI BANCSHARES INC
filed 1994-05-12
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                           March 31, 1994

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

   Commission file number 0-4887

                           UMB FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

              Missouri                                      43-0903811
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                    1010 Grand Avenue, Kansas City, MO  64106
              (address of principal executive offices and Zip Code)

                                (816) 860-7000
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    x                   No
                    _________                  _________

   At March 31, 1994, UMB Financial Corporation had 17,537,919 shares of common stock outstanding. This is the only class of stock of the Company.

                           UMB FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX


PART I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheet
             as of March 31, 1994 and 1993 and December 31, 1993........      3

           Consolidated Statement of Income for the Three Months
             Ended March 31, 1994 and 1993.............................       4

           Consolidated Statement of Cash Flows
             for the Three Months Ended March 31, 1994 and 1993.........      5

           Consolidated Statement of Shareholders' Equity
             for the Three Months Ended March 31, 1994 and 1993.........      6

           Notes to Consolidated Financial Statements...................    7-9

           Supplemental Financial Data
             Average Balances/Yields and Rates..........................     10
             Analysis of Changes in Net Interest Income and Margin......     11

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  12-13

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................     14

           Signatures...................................................     15

                                  UMB FINANCIAL CORPORATION
                                  CONSOLIDATED BALANCE SHEET
                                         (in thousands)

                                                      March 31,     December 31,
                                                   1994      1993       1993

ASSETS
Loans:
  Commercial, financial and agricultural      $1,097,328 $  815,010 $1,103,306
  Consumer (net of unearned interest)            578,200    421,370    588,671
  Real estate                                    454,221    247,487    466,157
  Leases                                             973      1,653      1,627
  Allowance for loan losses                      (35,377)   (24,757)   (35,590)
                                               _________  _________  _________
    Net loans                                 $2,095,345 $1,460,763 $2,124,171

Securities available for sale:
  U.S. Treasury and agencies                  $2,509,943 $2,172,259 $2,615,783
  Mortgage-backed securities                      62,238          -     73,472
  Equity securities and other                     11,216      7,454     10,957
                                               _________  _________  _________
    Total securities available for sale
      (market value of March, 1993
      $2,216,570)                             $2,583,397 $2,179,713 $2,700,212
Investment securities:
    State and political subdivisions          $  283,189 $  213,390 $  278,944
    Mortgage-backed securities                    86,140          -          -
                                               _________  _________  _________
    Total investment securities (market
      value of $369,388, $217,842
      and $282,346 respectively)              $  369,329 $  213,390 $  278,944
Federal funds and resell agreements              311,684    220,245    339,175
Trading securities                                75,944     35,619     83,746
                                               _________  _________  _________
    Total earning assets                      $5,435,699 $4,109,730 $5,526,248
Cash and due from banks                          624,620    463,648    666,368
Bank premises and equipment, net                 128,378    106,135    128,898
Accrued income                                    68,771     50,449     72,551
Premium on and intangibles of purchased banks     83,525     25,421     85,286
Other assets                                      51,711     59,768     49,475
                                               _________  _________  _________
    Total assets                              $6,392,704 $4,815,151 $6,528,826
                                               =========  =========  =========

LIABILITIES
___________
Deposits:
  Noninterest-bearing demand                  $1,545,223 $  989,056 $1,488,278
  Interest-bearing demand and savings          2,343,964  1,829,430  2,364,341
  Time deposits under $100,000                 1,028,370    820,949  1,058,354
  Time deposits of $100,000 or more              200,966    158,374    250,756
                                               _________  _________  _________
    Total deposits                            $5,118,523 $3,797,809 $5,161,729
Federal funds and repurchase agreements          579,782    479,111    625,082
Short-term debt                                    1,974        924      1,453
Long-term debt                                    51,529     58,531     51,529
Accrued expenses and taxes                        42,033     35,005     56,754
Other liabilities                                 25,070     31,384     45,636
                                               _________  _________  _________
    Total liabilities                         $5,818,911 $4,402,764 $5,942,183
                                               _________  _________  _________

SHAREHOLDERS' EQUITY
____________________
Common stock, $12.50 par. Authorized 23,000,000
  shares; 18,926,307, 14,954,070 and
  18,926,307 shares issued respectively       $  236,579 $  186,926 $  236,579
Capital surplus                                  167,331     67,397    167,368
Retained earnings                                218,397    187,202    208,557
Net unrealized gain/(loss) on securities
  available for sale                              (5,069)         -     14,333
Treasury stock, 1,388,388, 1,014,194 and
  1,300,346 shares, at cost, respectively        (43,445)   (29,138)   (40,194)
                                               _________  _________  _________
    Total shareholders' equity                $  573,793 $  412,387 $  586,643
                                               _________  _________  _________
    Total liabilities and
      shareholders' equity                    $6,392,704 $4,815,151 $6,528,826
                                               =========  =========  =========

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                           (unaudited in thousands)

                                                             Three Months
                                                            Ended March 31,
INTEREST INCOME                                             1994       1993
Loans                                                     $38,676   $ 28,629
Securities:
  Taxable interest                                        $30,455   $ 25,559
  Tax-exempt interest                                       2,938      2,454
                                                           ______     ______
    Total securities income                               $33,393   $ 28,013
Federal funds and resell agreements                         3,171      2,606
Trading securities and other                                  879        569
                                                           ______    _______
    Total interest income                                 $76,119   $ 59,817
                                                           ______     ______
INTEREST EXPENSE
________________
Deposits                                                  $25,522   $ 21,309
Federal funds and repurchase agreements                     4,338      4,031
Short-term debt                                                 8          7
Long-term debt                                              1,018        909
                                                           ______    _______
    Total interest expense                                $30,886   $ 26,256
                                                           ______     ______
Net interest income                                       $45,233   $ 33,561
Provision for loan losses                                     382        738
                                                           ______    _______
    Net interest income after provision                   $44,851   $ 32,823
                                                           ______    _______
NONINTEREST INCOME
__________________
Trust income                                              $ 8,460   $  7,028
Securities processing                                       3,122      3,178
Trading and investment banking                              2,990      4,189
Service charges on deposits                                 8,194      6,464
Other service charges and fees                              3,662      3,210
Bankcard fees                                               5,314      4,093
Net investment security gains(losses)                       3,027         (7)
Other                                                       1,353        760
                                                           ______    _______
    Total noninterest income                              $36,122   $ 28,915
                                                           ______     ______
NONINTEREST EXPENSE
___________________
Salaries and employee benefits                            $29,829   $ 22,852
Occupancy, net                                              3,802      3,145
Equipment                                                   5,099      4,045
Supplies and services                                       4,638      3,832
Bankcard processing                                         4,535      3,408
Marketing and business development                          3,562      2,887
FDIC and regulatory fees                                    2,995      2,320
Other                                                       7,429      5,274
                                                           ______    _______
    Total noninterest expense                             $61,889   $ 47,763
                                                           ______    _______
Income before income taxes                                $19,084   $ 13,975
Income tax provision                                        5,737      4,521
                                                           ______    _______
NET INCOME                                                $13,347   $  9,454
                                                           ======    =======
PER SHARE DATA
______________
Net income                                                  $0.76      $0.69
Dividends                                                   $0.20      $0.20

Weighted average shares outstanding                    17,573,247 13,781,814

See Notes to Consolidated Financial Statements.

                              UMB FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited in thousands)

                                                   Three Months Ended March 31,
                                                           1994          1993
Operating Activities
Net Income                                             $   13,347    $    9,454
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                 382           738
    Depreciation and amortization                           5,505         3,460
    Deferred income taxes and investment tax credits         (693)          535
    Net (increase) decrease in trading securities           7,802         3,402
    Investment security gains                              (3,073)           (1)
    Investment security losses                                 46             8
    Amortization of securities premium,
      net of discount accretion                            11,199         6,948
    Decrease in interest receivable                         3,780         4,207
    Decrease in interest payable                           (1,246)       (1,281)
    Other, net                                            (23,747)       (8,359)
                                                        _________     _________
      Net cash provided by operating activities        $   13,302    $   19,111
                                                        _________     _________
Investing Activities
____________________
Proceeds from sales of investment securities           $        -    $        -
Proceeds from maturities of investment securities          32,079        25,428
Proceeds from sales of securities available for sale      115,294           100
Proceeds from maturities of securities available
  for sale                                                244,633        61,282
Purchases of investment securities                        (36,891)      (32,961)
Purchases of securities available for sale               (368,099)     (126,785)
Net decrease in loans                                      28,444        16,295
Net decrease in federal funds and resell agreements        27,491       147,532
Purchases of bank premises and equipment                   (3,222)       (3,678)
Proceeds from sales of bank premises and equipment              1             -
Purchases of financial organizations,
  net of cash received                                          -        (1,560)
                                                        _________     _________
      Net cash provided by investing activities        $   39,730    $   85,653
                                                        _________     _________
Financing Activities
____________________
Net increase (decrease) in demand and savings deposits $   36,568    $  (60,318)
Net decrease in time deposits                             (79,774)      (32,988)
Net decrease in federal funds and repurchase agreements   (45,300)     (181,726)
Net increase (decrease) in short term borrowings              521          (659)
Proceeds from issuance of long-term debt                        -        25,000
Cash dividends                                             (3,507)       (2,754)
Proceeds from exercise of stock options                        82            35
Purchases of treasury stock                                (3,370)         (535)
                                                        _________    __________
      Net cash used by financing activities            $  (94,780)  $  (253,945)
                                                        _________     _________
Decrease in cash and due from banks                    $  (41,748)   $ (149,181)
Cash and due from banks at beginning of year              666,368       612,829
                                                        _________     _________
Cash and due from banks at end of period               $  624,620    $  463,648
                                                        =========     =========

See Notes to Consolidated Financial Statements.

                           UMB FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                     Net Unrealized
                                   Common     Capital    Retained        Holding      Treasury
                                    Stock     Surplus    Earnings      Gain (Loss)      Stock

Balance - December 31, 1992       $184,815    $ 63,046   $180,502     $        -     $(28,684)
Net income                               -           -      9,454              -            -
Cash dividends                           -           -     (2,754)             -            -
Issuance of common stock
  for acquisitions                   2,111       4,397          -              -            -
Purchase of treasury stock               -           -          -              -         (535)
Exercise of stock options                -         (46)         -              -           81
                                   _______     _______    _______       ________      ________
Balance - March 31, 1993          $186,926    $ 67,397   $187,202              -     $(29,138)
                                   =======     =======    =======       ========      ========
Balance - December 31, 1993       $236,579    $167,368   $208,557     $   14,333     $(40,194)
Net income                               -           -     13,347              -            -
Cash dividends                           -           -     (3,507)             -            -
Purchase of treasury stock               -           -          -              -       (3,370)
Exercise of stock options                -         (37)         -              -          119
Net unrealized loss on securities
  available for sale                     -           -          -        (19,402)           -
                                   _______     _______    _______      _________      ________
Balance - March 31, 1994          $236,579    $167,331   $218,397     $   (5,069)    $(43,445)
                                   =======     =======    =======      =========      ========

See Notes to Consolidated Financial Statements.

                              UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1994

1.  Change of Company Name:

    On April 21, 1994, the Company's shareholders approved changing the Company's name from United Missouri Bancshares, Inc. to UMB Financial Corporation, Inc. The name change was made in order to have a corporate identity which was not geographically restrictive and which was consistent with the broad range of financial services and products provided by the Company.

2.  Financial Statement Presentation:

    The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations have been made. The financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and with reference to the 1993 Annual Report to Shareholders.

3.  Earnings Per Share:

    Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods.

4.  Allowance for Loan Losses:

    The following is a summary of the Allowance for Loan Losses for the three months ended March 31, 1994 and 1993 (in thousands):

                                         Three Months Ended March 31,
                                             1994            1993
                                             ____            ____
      Balance January 1                    $35,590         $24,456
      Additions:
        Provision for loan losses              382             738
        Allowance of purchased banks             -             243
                                            ______          ______
                                           $35,972         $25,437

      Deductions:
        Charge-offs                        $(1,303)        $(1,049)
        Less recoveries on loans
          previously charged-off               708             369
                                            ______          ______
          Net loan losses                  $  (595)        $  (680)
                                            ______          ______
      Balance, March 31                    $35,377         $24,757
                                            ======          ======

                           UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           THREE MONTHS ENDED MARCH 31, 1994

5.  Acquisitions

    As of June 25, 1993, the Company had consummated the acquisitions of eight Kansas bank holding companies. The eight companies, their subsidiary banks and the ownership percentage, and consideration paid are presented below:

                                                           Number of
                                            Assets as of    Company      Cash
Acquisition      Company/                   Acquisition     Shares      (in
Date      Subsidiary Banks (% owned)       (in millions) Issued (net) thousands)
03/26/93  Farmers Banshares, Inc.                 $   55    168,898     $ 2,329
            Farmers National Bank
              Abilene (100%)
04/30/93  NBA Bankshares, Inc.                    $  123    276,497     $ 4,986
            The National Bank of America
              at Salina (100%)
05/14/93  M L Bancshares, Inc.                    $  156    308,578     $ 6,620
            Russell State Bank
              Russell/Luray (99.8%)
            Security State Bank
              Great Bend/Hudson (100%)
05/17/93  Highland Bancshares, Inc.               $  101    265,754     $ 2,299
            Highland Park Bank & Trust
              Topeka (99.9%)
05/17/93  North Plaza Bancshares, Inc.            $   42          -     $ 7,433
            North Plaza State Bank
              Topeka (100%)
05/28/93  BellCorp, Inc.                          $  108    373,951     $ 2,894
            Citizens Bank & Trust Co.
              Manhattan (100%)
06/14/93  Overland Park Bancshares, Inc.          $  184  1,021,580     $     -
            Overland Park State Bank
            & Trust Co. (100%)
              Overland Park/Olathe
06/25/93  CNB Financial Corporation               $  500  1,526,770     $     -
            Commercial National Bank (100%)
              Kansas City/Overland Park
            City National Bank
              Atchison (100%)
            First Bank & Trust, N.A.
              Concordia/Glasco (100%)
            Security State Bank
              Fort Scott (100%)
                                                   _____  _________      ______
            Total                                 $1,269  3,942,028     $26,561
                                                   =====  =========      ======

The cash portion of the purchase prices was obtained through the issuance of debt by the Company. On February 24, 1993, the Company issued
$10,000,000 in medium-term notes due 2000 at 6.81% and $15,000,000 in medium-term notes due 2003 at 7.30%.

The acquisitions of the Kansas banks have been accounted for by the Company under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", as amended. Under this method of accounting, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values, including applicable income tax effects, at the effective dates of the acquisitions. Income of the combined company will not include income of the acquired companies prior to the effective dates of the acquisitions.

                              UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           THREE MONTHS ENDED MARCH 31, 1994

5.  Acquisitions (continued):

    The following table presents supplementary information regarding the acquisitions of the Kansas banks (dollars in thousands):

      Fair values of assets acquired:

        Securities                                                  $  529,111
        Net loans                                                      522,111
        Federal funds sold and resell agreements                        85,207
        Core deposit intangible                                         12,756
        Other                                                          140,108
                                                                     _________
          Total                                                     $1,289,293
                                                                     _________
      Fair values of liabilities assumed:

        Deposits                                                    $1,062,992
        Federal funds purchased and repurchase agreements               74,984
        Borrowed funds                                                   6,103
        Other                                                           19,190
                                                                     _________
          Total                                                     $1,163,269
                                                                     _________

      Fair value of net assets acquired                             $  126,024
                                                                     _________

      Purchase prices of acquisitions:

        Issuance of common stock (net of treasury stock acquired)   $  148,928
        Cash paid                                                       26,561
        Direct costs of acquisitions                                       963
        Previous investments in institutions acquired                    1,506
                                                                     _________
          Total                                                     $  177,958
                                                                     _________
      Goodwill (excess of purchase prices over
        fair value of net assets acquired):                         $   51,934
                                                                     =========

    The following proforma consolidated financial information gives effect to the Kansas banks as if they were all acquired on January 1, 1993. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on the dates indicated, or which may result in the future.

                                                    Three Months Ended
      (dollars in thousands except per share data)    March 31, 1993
                                                      ______________

      Net interest income                               $ 43,139
      Noninterest income                                  32,719
      Noninterest expense                                 59,746
      Net income                                          10,421
      Net income per share                                  0.59

6.  Commitments and Contingencies:

    In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of these suits will have a materially adverse effect on the financial position or results of operations of the Company.

                              UMB FINANCIAL CORPORATION
              AVERAGE BALANCES/YIELDS AND RATES (Tax-Equivalent Basis)
                                 (in thousands)

                                              Three Months Ended March 31,
                                                1994                1993
                                         Average   Average    Average   Average
                                         Balance  Yield/Rate  Balance Yield/Rate
ASSETS
Loans, net of unearned interest        $2,109,499   7.50%   $1,438,296   8.15%
Securities:
  Taxable                              $2,703,522   4.57    $2,149,103   4.82
  Tax-exempt                              272,266   6.39       207,124   6.91
                                        _________            _________
    Total securities                   $2,975,788   4.73    $2,356,227   5.01
Federal funds and resell agreements       403,587   3.19       338,922   3.12
Other earning assets                       73,253   4.99        42,609   5.82
                                        _________            _________
    Total earning assets               $5,562,127   5.67    $4,176,054   5.94
Allowance for loan losses                 (35,506)             (24,568)
Other assets                            1,036,439              803,158
                                        _________            _________
    Total assets                       $6,563,060           $4,954,644
                                        =========            =========
LIABILITIES & SHAREHOLDERS' EQUITY

Interest-bearing deposits              $3,692,318   2.80%   $2,777,618   3.11%
Federal funds and repurchase agreements   611,840   2.88       585,094   2.79
Borrowed funds                             52,808   7.88        44,615   8.32
                                        _________            _________
    Total interest-bearing liabilities $4,356,966   2.87    $3,407,327   3.13
Noninterest-bearing demand deposits     1,541,301            1,080,107
Other liabilities                          76,288               60,778
Shareholders' equity                      588,505              406,432
                                        _________            _________
    Total liabilities and
      shareholders' equity             $6,563,060           $4,954,644
                                        =========            =========
Net interest spread                                 2.80%                2.81%
Net interest margin                                 3.42                 3.39

                            UMB FINANCIAL CORPORATION
             ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                            (tax-equivalent basis)
                                (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                       Three Months Ended
                                                    March 31, 1994 vs. 1993
                                                   Volume    Rate     Total
Change in interest earned on:
  Loans                                           $12,567 $ (2,449) $ 10,118
  Securities:
    Taxable                                         6,304   (1,408)    4,896
    Tax-exempt                                      1,043     (286)      757
  Federal funds sold                                  507       58       565
  Other                                               387      (97)      290
                                                   ______  ________  _______
    Interest income                               $20,808 $ (4,182) $ 16,626
                                                   ______  ________  _______
Change in interest paid on:
  Interest-bearing
    deposits                                      $ 6,483 $ (2,270) $  4,213
  Federal funds
    purchased                                         188      119       307
  Borrowed funds                                      161      (51)      110
                                                    _____  ________  _______
    Interest expense                              $ 6,832 $ (2,202) $  4,630
                                                   ______  ________  _______
Net interest income                               $13,976 $ (1,980) $ 11,996
                                                   ======  ========  =======

ANALYSIS OF NET INTEREST MARGIN

                                                       Three Months Ended
                                                            March 31,
                                                    1994       1993    Change
Average earning
  assets                                        $5,562,127 $4,176,054 $1,386,073
Interest-bearing
  liabilities                                    4,356,966  3,407,327    949,639
                                                 _________  _________  _________
Interest free
  funds                                         $1,205,161 $  768,727 $  436,434
                                                 =========  =========  =========
Free funds ratio
  (free funds to
  earning assets)                                  21.67%     18.41%      3.26%

Tax-equivalent yield
  on earning assets                                 5.67%      5.94%     (0.27)%
Cost of interest-
  bearing liabilities                               2.87       3.13      (0.26)
                                                   _____      _____      ______
Net interest spread                                 2.80%      2.81%     (0.01)%
Benefit of interest
  free funds                                        0.62       0.58       0.04
                                                   _____      _____      _____
Net interest margin                                 3.42%      3.39%      0.03 %
                                                   =====      =====      =====

                                UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR THE
                          THREE MONTHS ENDED MARCH 31, 1994

SUMMARY
_______
UMB Financial Corporation, Inc. (UMB or the Company) recorded net income of $13,347,000 for the three months ended March 31, 1994 compared to $9,454,000 for the same period in 1993. On a per share basis earnings were $0.76 for the first quarter of 1994 compared to $0.69 in 1993.

During 1993 the Company acquired 12 banks in the State of Kansas (the Kansas Banks). Only one of these acquisitions was closed in March 1993 and the remainder in the second quarter. For 1994 the Kansas Banks contributed $1,727,000 to the Company's consolidated net income. First quarter 1994 results also benefited from gains on the sale of securities of $3,027,000 compared to a minimal net loss on security sales in first quarter 1993. The Company's net interest income increased as a result of a slight repositioning of the investment security portfolio, which improved its overall yield.

RESULTS OF OPERATIONS
_____________________
Net interest income for the three months ended March 31, 1994 was $45,233,000 compared to $33,561,000 for the same period in 1993. Over $9 million of this increase was the result of including the Kansas Banks in 1994 results of operations. The remaining increase was primarily the results increased income on higher loan volume and a continued decrease in the rates paid on deposits. Excluding the effect of the Kansas Banks, loans on March 31, 1994 increased 13% over total loans at March 31, 1993. The increase is the result of renewed marketing efforts aimed at increasing the Company's market share.

The Company's provision for loan losses was $382,000 for the quarter ended March 31, 1994 compared to $738,000 for the same period last year. The decreased quarterly provision represents management's estimate of the expense required to maintain the adequacy of the Company's loan loss reserve. This estimate includes consideration of the Company's conservative loan practices, including loss recognition, the addition of the Kansas Banks and other economic factors including the quality of the Company's loan portfolio and estimated changes therein. For the quarter ended March 31, 1994 net charge offs decreased to $595,000 from $680,000 for the first quarter of 1993. This represents a 12.5% decrease compared to 43% increase in gross loans.

Non interest income increased from $28,915,000 for the first three months of 1993 to $36,122,000 for the first three months of 1994. Approximately one half of this increase is attributable to the inclusion of the Kansas Banks in 1994 operations. The remaining increase was the result of a gain on the sale of securities available for sale, increased investment and trading income and higher bankcard processing fees.

Non interest expense increased to $61,889,000 for the first quarter of 1994 from $47,763,000 for the same period in 1993. Approximately $10,000,000 of this increase represents the operating expenses of the Kansas Banks. Included in the operating expenses of the Kansas Banks is goodwill amortization of $1,200,000. Without the inclusion of the Kansas Banks, non interest expense would have increased by 8.5%. Over one half of this increase was the result of higher salary and benefit costs, primarily affected by increased medical and retirement plan costs. Also contributing to the change in non interest expense was an increase in bankcard processing fees resulting from higher transaction volumes.

FINANCIAL CONDITION
___________________
At March 31, 1994 total assets were $6.393 billion compared to $6.529 billion at December 31, 1993 and $4.815 billion at March 31, 1993. The increases over the first quarter 1993 totals are the result of the Kansas Bank acquisitions.

                                UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR THE
                          THREE MONTHS ENDED MARCH 31, 1994

Loans at March 31, 1994 decreased slightly from the total at December 31, 1993 and increased 43% from a year earlier. At March 31, 1994 the Kansas Banks loans totaled $473 million. Without the effect of the Kansas Banks, loans at March 31, 1994 increased $172 million from a year earlier. This increase is the result of a sustained marketing effort to increase the Company's market share.

The level of the Company's non performing loans (nonaccrual and restructured loans) and other real estate owned was $16,277,000 at March 31, 1994 compared to $14,379,000 at December 31, 1993. This increase was primarily the result of one loan at the Company's main bank which was placed on nonaccrual during the first quarter of 1994. The Company does not expect to incur a significant loss on this credit. The allowance for loan losses was $35,377,000 at March 31, 1994 or 1.66% of total loans, compared to $35,590,000, 1.65% of total loans, at December 31, 1993.

Securities available for sale were $2.583 billion at March 31, 1994 compared to $2.700 billion at December 31, 1993. This decrease resulted from a repositioning of the portfolio in order to improve the rate of return. At March 31, 1994, the average life of the entire investment portfolio was 20 months, unchanged from December 31, 1993. Proceeds from above sale of securities were primarily invested in high quality mortgage backed securities that the Company intends to hold until maturity. The average expected maturities of these mortgage backed instruments is approximately 33 months.

The Company's deposit totals at March 31, 1994 were comparable to those at December 31, 1993. Ignoring the effect of the Kansas Banks, deposits at March 31, 1994 increased by nearly 11% over total deposits at March 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________
The Company continues to maintain a high level of liquidity. At March 31, 1994 the Company's loan to deposit ratio was 41.6%. The average maturity of the investment portfolio was 20 months and 35% of the portfolio matures within twelve months. In addition, the Company has access to various borrowing markets should the need arise, however such a need is not expected.

At March 31, 1994, shareholders' equity totaled $573,793,000 compared to $586,643,000 at December 31, 1993 and $412,387,000 at March 31, 1993. The
increase from a year earlier was primarily the result of the acquisition of the Kansas Banks. The decrease in equity from year end 1993 was the result of a $19,402,000 change in the market value of securities available for sale.
The Company adopted statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," during the fourth quarter of 1993. A general increase in interest rates during the first quarter of 1994 resulted in a decrease in the market value of the Company's securities available for sale. The Company's capital ratios are included in the table below and for exceed regulatory requirements.

                                             Three Months Ended
                                                   March 31,
                                           _____________________
                                           1994             1993
                                           ____             ____
RATIOS
______
Return on average assets                   0.82%            0.77%
Return on average equity                   9.20             9.43
Average equity to assets                   8.97             8.20
Tier 1 risk-based capital ratio           16.58            19.51
Total risk-based capital ratio            17.92            21.30
Leverage ratio                             7.85             8.08

PER SHARE DATA
______________
Earnings                                  $0.76            $0.69
Cash dividends                             0.20             0.20
Dividend payout ratio                     26.32%           28.99%
Book value                               $32.72           $29.58

                                UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR THE
                          THREE MONTHS ENDED MARCH 31, 1994


PART II.  Other information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  There are no exhibits filed with this report.

    (b)  Reports on Form 8-K:

         (i) Form 8-K/A, Amendment No. 1 to the Form 8-K dated June 25, 1993, was filed on September 8, 1993. Form 8-K/A included the pro forma financial information regarding the Kansas bank acquisitions as well as audited 1992 financial statements and interim financial information for two of the acquirees.

        (ii) Form 8-K dated April 19, 1994. Item 5. Other events, change in executive management of the Company, change in par value of the Company's common stock and name change of Company to UMB Financial Corporation.

                       UMB FINANCIAL CORPORATION
                                FORM 10-Q


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      UMB FINANCIAL CORPORATION


                                      /s/ R. Crosby Kemper
                                      R. Crosby Kemper
                                      Chairman



                                      /s/ Timothy M. Connealy
                                      Senior Vice President

Date:  May 12, 1994