Form 10-Q
period 1994-06-30
UNITED MISSOURI BANCSHARES INC
filed 1994-08-15
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                           June 30, 1994

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

                 Yes    x                   No
                    _________                  _________

   At June 30, 1994, UMB Financial Corporation had 19,271,380 shares of common stock outstanding. This is the only class of stock of the Company.

                           UMB FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX


PART I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets
             as of June 30, 1994 and 1993 and December 31, 1993........       3

           Consolidated Statements of Income for the Three and Six Months
             Ended June 30, 1994 and 1993.............................        4

           Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1994 and 1993.........         5

           Consolidated Statements of Shareholders' Equity
             for the Six Months Ended June 30, 1994 and 1993.........         6

           Notes to Consolidated Financial Statements...................    7-9

           Supplemental Financial Data
             Average Balances/Yields and Rates..........................     10
             Analysis of Changes in Net Interest Income and Margin......     11

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  12-13

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................     14

           Signatures...................................................     15

                                  UMB FINANCIAL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                        (in thousands)

                                                      June 30,      December 31,
                                                ___________________ ____________
                                                   1994      1993       1993
                                               ___________________ ____________

ASSETS
______
Loans:
  Commercial, financial and agricultural      $1,116,181 $  945,000 $1,103,306
  Consumer (net of unearned interest)            619,375    573,248    588,671
  Real estate                                    456,012    459,488    466,157
  Leases                                           1,411      1,770      1,627
  Allowance for loan losses                      (32,977)   (36,480)   (35,590)
                                               _________  _________  _________
    Net loans                                 $2,160,002 $1,943,026 $2,124,171

Securities available for sale:
  U.S. Treasury and agencies                  $2,467,105 $2,648,088 $2,689,255
  Equity securities and other                     10,753      7,717     10,957
                                               _________  _________  _________
    Total securities available for sale
      (market value of June, 1993
      $2,686,346)                             $2,477,858 $2,655,805 $2,700,212
Investment securities:
    State and political subdivisions          $  285,239 $  285,920 $  278,944
    US Agencies                                   86,448          -          -
                                               _________  _________  _________
    Total investment securities (market
      value of $368,097, $290,722
      and $282,346 respectively)              $  371,687 $  285,920 $  278,944
Federal funds and resell agreements              304,860    306,775    339,175
Trading securities                                42,868     78,339     83,746
                                               _________  _________  _________
    Total earning assets                      $5,357,275 $5,269,865 $5,526,248
Cash and due from banks                          535,768    457,741    666,368
Bank premises and equipment, net                 129,659    130,617    128,898
Accrued income                                    73,525     71,493     72,551
Premium on and intangibles of purchased banks     81,751     87,080     85,286
Other assets                                      62,552     66,102     49,475
                                               _________  _________  _________
    Total assets                              $6,240,530 $6,082,898 $6,528,826
                                               =========  =========  =========

LIABILITIES
___________
Deposits:
  Noninterest-bearing demand                  $1,474,066 $1,258,760 $1,488,278
  Interest-bearing demand and savings          2,381,824  2,214,591  2,364,341
  Time deposits under $100,000                   992,334  1,105,410  1,058,354
  Time deposits of $100,000 or more              189,565    207,479    250,756
                                               _________  _________  _________
    Total deposits                            $5,037,789 $4,786,240 $5,161,729
Federal funds and repurchase agreements          515,727    584,313    625,082
Short-term debt                                    3,222      1,978      1,453
Long-term debt                                    51,453     59,330     51,529
Accrued expenses and taxes                        33,230     47,757     56,754
Other liabilities                                 30,960     40,119     45,636
                                               _________  _________  _________
    Total liabilities                         $5,672,381 $5,519,737 $5,942,183
                                               _________  _________  _________

SHAREHOLDERS' EQUITY
____________________
Common stock, Par Value $1.00, $12.50, and $12.50
    respectively. Authorized 23,000,000 shares;
    20,677,558, 20,698,342 and 19,388,557 shares
    issued respectively                       $   20,678 $  236,579 $  236,579
Capital surplus                                  442,753    168,494    167,368
Retained earnings                                166,419    194,535    208,557
Net unrealized gain/(loss) on securities
  available for sale                             (17,606)         -     14,333
Treasury stock, 1,406,178, 1,205,963 and
  1,300,346 shares, at cost, respectively        (44,095)   (36,447)   (40,194)
                                               _________  _________  _________
    Total shareholders' equity                $  568,149 $  563,161 $  586,643
                                               _________  _________  _________
    Total liabilities and
      shareholders' equity                    $6,240,530 $6,082,898 $6,528,826
                                               =========  =========  =========

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited in thousands)

                                          Three Months             Six Months
                                         Ended June 30,          Ended June 30,
                                        _______________         _______________
INTEREST INCOME                         1994       1993         1994       1993
Loans                                 $41,716   $ 34,733     $ 80,392   $ 63,362
Securities:
  Taxable interest                    $31,405   $ 28,677     $ 61,860   $ 54,236
  Tax-exempt interest                   3,067      3,020        6,005      5,474
                                       ______     ______      _______    _______
  Total securities income             $34,472   $ 31,697     $ 67,865   $ 59,710
Federal funds and resell agreements     3,077      2,491        6,248      5,097
Trading securities and other              824        614        1,703      1,183
                                       ______    _______      _______    _______
  Total interest income               $80,089   $ 69,535     $156,208   $129,352
                                       ______     ______      _______    _______
INTEREST EXPENSE
________________
Deposits                              $26,015   $ 24,505     $ 51,537   $ 45,814
Federal funds and repurchase
   agreements                           5,994      3,878       10,332      7,909
Short-term debt                             7          6           15         13
Long-term debt                          1,020      1,202        2,038      2,111
                                       ______    _______      _______    _______
  Total interest expense              $33,036   $ 29,591     $ 63,922   $ 55,847
                                       ______     ______      _______    _______
Net interest income                   $47,053   $ 39,944     $ 92,286   $ 73,505
Provision for loan losses                 516        845          898      1,583
                                       ______    _______      _______    _______
  Net interest income after provision $46,537   $ 39,099     $ 91,388   $ 71,922
                                       ______    _______      _______    _______
NONINTEREST INCOME
__________________
Trust income                          $ 9,079   $  8,010     $ 17,539   $ 15,038
Securities processing                   2,667      3,768        5,789      6,946
Trading and investment banking          2,413      3,195        5,403      7,384
Service charges on deposits             8,185      7,291       16,379     13,755
Other service charges and fees          5,241      3,998        8,903      7,208
Bankcard fees                           6,940      5,660       12,254      9,753
Net investment security gains             288        283        3,315        276
Other                                     710        720        2,063      1,480
                                        ______    _______     _______    _______
    Total noninterest income          $35,523   $ 32,925     $ 71,645   $ 61,840
                                        ______     ______     _______    _______
NONINTEREST EXPENSE
___________________
Salaries and employee benefits        $30,029   $ 26,066     $ 59,858   $ 48,918
Occupancy, net                          3,723      3,538        7,525      6,683
Equipment                               4,990      4,380       10,089      8,425
Supplies and services                   4,998      4,069        9,636      7,901
Bankcard processing                     5,965      4,796       10,500      8,204
Marketing and business development      4,021      3,658        7,583      6,545
FDIC and regulatory fees                3,051      2,693        6,046      5,013
Other                                   8,068      7,129       15,497     12,403
                                       ______    _______      _______    _______
    Total noninterest expense         $64,845   $ 56,329     $126,734   $104,092
                                       ______    _______      _______    _______
Income before income taxes            $17,215   $ 15,695     $ 36,299   $ 29,670
Income tax provision                    6,107      5,123       11,844      9,644
                                       ______    _______      _______    _______
NET INCOME                            $11,108   $ 10,572     $ 24,455   $ 20,026
                                       ======    =======      =======    =======
PER SHARE DATA
______________
Net income                              $0.58      $0.65        $1.27      $1.27
Dividends                               $0.18      $0.18        $0.36      $0.36

Weighted average shares outstanding  19,281,838 16,343,950  19,303,050  15,755,242

See Notes to Consolidated Financial Statements.

                              UMB FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited in thousands)

                                                    Six Months Ended June 30,
                                                           1994          1993
Operating Activities
Net Income                                             $   24,455    $   20,026
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                 898         1,583
    Depreciation and amortization                          10,889         7,617
    Deferred income taxes and investment tax credits         (646)        6,206
    Net (increase) decrease in trading securities          40,878       (39,318)
    Investment security gains                              (3,360)         (284)
    Investment security losses                                 46             8
    Amortization of securities premium,
      net of discount accretion                            21,606        15,545
    Increase in interest receivable                          (974)      (10,285)
    Decrease in interest payable                           (1,935)         (823)
    Other, net                                            (29,243)       (2,046)
                                                        _________     _________
      Net cash provided (used) by operating activities $   62,614    $   (1,771)
                                                        _________     _________
Investing Activities
____________________
Proceeds from maturities of investment securities      $   65,967    $   55,796
Proceeds from sales of securities available for sale      120,988       128,947
Proceeds from maturities of securities available
  for sale                                                457,656       110,376
Purchases of investment securities                        (73,376)      (87,160)
Purchases of securities available for sale               (511,393)     (344,350)
Net (increase) decrease in loans                          (36,729)       31,346
Net decrease in federal funds and resell agreements        34,315       145,547
Purchases of bank premises and equipment                   (8,065)       (7,474)
Proceeds from sales of bank premises and equipment             35           127
Purchases of financial organizations,
  net of cash received                                          -        66,553
                                                        _________     _________
      Net cash provided by investing activities        $   49,398    $   99,708
                                                        _________     _________
Financing Activities
____________________
Net increase in demand and savings deposits            $    3,271    $    8,249
Net decrease in time deposits                            (127,211)     (128,167)
Net decrease in federal funds and repurchase agreements  (109,355)     (151,508)
Net increase (decrease) in short term borrowings            1,769          (164)
Proceeds from issuance of long-term debt                        -        25,000
Repayment of long-term debt                                  (76)            -
Cash dividends                                             (7,050)       (5,993)
Proceeds from exercise of stock options                       122           221
Purchases of treasury stock                                (4,082)         (663)
                                                        _________    __________
      Net cash used by financing activities            $ (242,612)  $  (253,025)
                                                        _________     _________
Decrease in cash and due from banks                    $ (130,600)  $  (155,088)
Cash and due from banks at beginning of year              666,368       612,829
                                                        _________     _________
Cash and due from banks at end of period               $  535,768   $   457,741
                                                        =========     =========

See Notes to Consolidated Financial Statements.

                           UMB FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)


                                                                     Net Unrealized
                                   Common     Capital    Retained        Holding      Treasury
                                    Stock     Surplus    Earnings      Gain (Loss)      Stock
Balance - December 31, 1992       $184,815    $ 63,046   $180,502     $        -     $(28,684)
Net income                               -           -     20,026              -            -
Cash dividends                           -           -     (5,993)             -            -
Issuance of common stock
  for acquisitions                  51,764     105,605          -              -            -
Purchase of treasury stock               -           -          -              -       (8,141)
Exercise of stock options                -        (157)         -              -          378
                                   _______     _______    _______       ________      ________
Balance - June 30, 1993           $236,579    $168,494   $194,535              -     $(36,447)
                                   =======     =======    =======       ========      ========



Balance - December 31, 1993       $236,579    $167,368   $208,557     $   14,333     $(40,194)
Net income                               -           -     24,455              -            -
Cash dividends                           -           -     (7,050)             -            -
10% stock dividend                   1,751      57,792    (59,543)             -            -
Adjust par value                  (217,652)    217,652          -              -            -
Purchase of treasury stock               -           -          -              -       (4,082)
Exercise of stock options                -         (59)         -              -          181
Net unrealized loss on securities
  available for sale                     -           -          -        (31,939)           -
                                   _______     _______    _______      _________      ________
Balance - June 30, 1994           $ 20,678    $442,753   $166,419     $  (17,606)    $(44,095)
                                   =======     =======    =======      =========      ========

See Notes to Consolidated Financial Statements.

                              UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SIX MONTHS ENDED JUNE 30, 1994

1.  Change of Company Name and Par Value of Common Stock:

    On April 21, 1994, the Company's shareholders approved changing the Company's name from United Missouri Bancshares, Inc. to UMB
    Financial Corporation. The name change was made in order to have a corporate identity which was not geographically restrictive and which was consistent with the broad range of financial services and products provided by the Company. On this same date the shareholders approved an amendment to the Company's Articles of Incorporation to reduce the par value of the Company's common stock from $12.50 per share to $1.00 per share.

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

3.  Earnings Per Share:

    Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. All share and per share data has been adjusted to reflect a 10% stock dividend paid on July 1, 1994.

4.  Allowance for Loan Losses:

    The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 1994 and 1993 (in thousands):

                                           Six Months Ended June 30,
                                             1994            1993
                                             ____            ____
      Balance January 1                    $35,590         $24,456
      Additions:
        Provision for loan losses              898           1,583
        Allowance of purchased banks             -          12,076
                                            ______          ______
                                           $36,488         $38,115

      Deductions:
        Charge-offs                        $(4,828)        $(2,633)
        Less recoveries on loans
          previously charged-off             1,317             998
                                            ______          ______
          Net loan losses                  $(3,511)        $(1,635)
                                            ______          ______
      Balance, June 30                     $32,977         $36,480
                                            ======          ======

                               UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SIX MONTHS ENDED JUNE 30, 1994

5.  Acquisitions

    As of June 25, 1993, the Company had consummated the acquisitions of eight Kansas bank holding companies. The eight companies, their subsidiary banks and the ownership percentage, and consideration paid are presented below:

                                                           Number of
                                            Assets as of    Company      Cash
Acquisition      Company/                   Acquisition     Shares      (in
Date      Subsidiary Banks (% owned)       (in millions) Issued (net) thousands)
03/26/93  Farmers Banshares, Inc.                 $   57    168,898     $ 2,329
            Farmers National Bank
              Abilene (100%)
04/30/93  NBA Bankshares, Inc.                    $  125    276,497     $ 4,986
            The National Bank of America
              at Salina (100%)
05/14/93  M L Bancshares, Inc.                    $  159    308,578     $ 6,620
            Russell State Bank
              Russell/Luray (100%)
            Security State Bank
              Great Bend/Hudson (100%)
05/17/93  Highland Bancshares, Inc.               $  103    265,754     $ 2,299
            Highland Park Bank & Trust
              Topeka (100%)
05/17/93  North Plaza Bancshares, Inc.            $   43          -     $ 7,433
            North Plaza State Bank
              Topeka (100%)
05/28/93  BellCorp, Inc.                          $  110    373,951     $ 2,894
            Citizens Bank & Trust Co.
              Manhattan (100%)
06/14/93  Overland Park Bancshares, Inc.          $  188  1,021,580     $     -
            Overland Park State Bank
            & Trust Co. (100%)
              Overland Park/Olathe
06/25/93  CNB Financial Corporation               $  504  1,526,770     $     -
            Commercial National Bank (100%)
              Kansas City/Overland Park
            City National Bank
              Atchison (100%)
            First Bank & Trust, N.A.
              Concordia/Glasco (100%)
            Security State Bank
              Fort Scott (100%)
                                                   _____  _________      ______
            Total                                 $1,289  3,942,028     $26,561
                                                   =====  =========      ======

The cash portion of the purchase prices was obtained through the issuance of debt by the Company. On February 24, 1993, the Company issued
$10,000,000 in medium-term notes due 2000 at 6.81% and $15,000,000 in medium-term notes due 2003 at 7.30%.

The acquisitions of the Kansas banks have been accounted for by the Company under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", as amended. Under this method of accounting, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values, including applicable income tax effects, at the effective dates of the acquisitions. Consolidated income for the Company does not include income of the acquired companies prior to the effective dates of the acquisitions.

                              UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SIX MONTHS ENDED JUNE 30, 1994

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

                                                     Six Months Ended
      (dollars in thousands except per share data)    June 30, 1993
                                                      ______________

      Net interest income                               $ 88,067
      Noninterest income                                  67,716
      Net income                                          21,708
      Net income per share                                  1.12

6.  Commitments and Contingencies:

    In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of these suits will have a materially adverse effect on the financial position or results of operations of the Company.

                              UMB FINANCIAL CORPORATION
              AVERAGE BALANCES/YIELDS AND RATES (Tax-Equivalent Basis)
                                 (in thousands)

                                               Six Months Ended June 30,
                                                1994                1993
                                         Average   Average    Average   Average
                                         Balance  Yield/Rate  Balance Yield/Rate
ASSETS
Loans, net of unearned interest        $2,111,143   7.74%   $1,565,126   8.23%
Securities:
  Taxable                              $2,681,683   4.65    $2,273,626   4.81
  Tax-exempt                              280,513   6.29       234,234   6.75
                                        _________            _________
    Total securities                   $2,962,196   4.81    $2,507,860   4.99
Federal funds and resell agreements       359,693   3.50       327,101   3.14
Other earning assets                       67,612   5.22        46,491   5.41
                                        _________            _________
    Total earning assets               $5,500,644   5.85    $4,446,578   6.00
Allowance for loan losses                 (35,441)             (27,173)
Other assets                            1,055,132              857,087
                                        _________            _________
    Total assets                       $6,520,335           $5,276,492
                                        =========            =========
LIABILITIES & SHAREHOLDERS' EQUITY

Interest-bearing deposits              $3,651,587   2.85%   $2,935,441   3.15%
Federal funds and repurchase agreements   652,721   3.19       575,534   2.77
Borrowed funds                             53,077   7.80        52,198   8.21
                                        _________            _________
    Total interest-bearing liabilities $4,357,385   2.95    $3,563,173   3.16
Noninterest-bearing demand deposits     1,516,935            1,214,274
Other liabilities                          66,674               64,129
Shareholders' equity                      579,341              434,916
                                        _________            _________
    Total liabilities and
      shareholders' equity             $6,520,335           $5,276,492
                                        =========            =========
Net interest spread                                 2.90%                2.84%
Net interest margin                                 3.51                 3.47

                            UMB FINANCIAL CORPORATION
             ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                            (tax-equivalent basis)
                                (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                     Three Months Ended             Six Months Ended
                                  June 30, 1994 vs. 1993         June 30, 1994 vs. 1993
                                 Volume    Rate     Total       Volume    Rate     Total


Change in interest earned on:
  Loans                         $ 8,420 $ (1,399) $  7,021     $ 21,157 $ (4,018) $ 17,139
  Securities:
    Taxable                       3,094     (366)    2,728        9,463   (1,839)    7,624
    Tax-exempt                      434     (278)      156        1,472     (560)      912
  Federal funds sold                  4      582       586          535      616     1,151
  Other                             156       56       212          548      (45)      503
                                 ______  ________  _______     ________   _______   ______
    Interest income             $12,108 $ (1,405) $ 10,703     $ 33,175 $ (5,846) $ 27,329
                                 ______  ________  _______     ________   _______   ______
Change in interest paid on:
  Interest-bearing
    deposits                    $ 3,859 $ (2,349) $  1,510     $ 10,408 $ (4,685) $  5,723
  Federal funds
    purchased                       980    1,136     2,116        1,137    1,286     2,423
  Borrowed funds                   (126)     (55)     (181)          35     (106)      (71)
                                  _____  ________  _______     ________  ________  ________
    Interest expense            $ 4,713 $ (1,268) $  3,445     $ 11,580 $ (3,505) $  8,075
                                 ______  ________  _______     ________  ________  ________
Net interest income             $ 7,395 $   (137) $  7,258     $ 21,595 $ (2,341) $ 19,254
                                 ======  ========  =======      =======  ========  ========

ANALYSIS OF NET INTEREST MARGIN

                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                  1994       1993      Change      1994      1993      Change

Average earning assets         $5,439,161 $4,717,102 $ 722,059 $5,500,644 $4,446,578 $1,054,066
Interest-bearing
  liabilities                   4,357,804  3,719,018   638,786  4,357,385  3,563,173    794,212

                                _________  _________  _________ _________  _________  _________

Interest free
  funds                        $1,081,357 $  998,084 $  83,273 $1,143,259 $  883,405 $  259,854

                                =========  =========  ========= =========  =========  =========
Free funds ratio
  (free funds to
  earning assets)                 19.88%     21.16%     (1.28)%    20.78%     19.87%    0.91 %


Tax-equivalent yield
  on earning assets                6.04%      6.05%     (0.01)%     5.85%      6.00%   (0.15)%
Cost of interest-
  bearing liabilities              3.04       3.19      (0.15)      2.95       3.16    (0.21)
                                  _____      _____      ______     ______     ______   ______
Net interest spread                3.00%      2.86%      0.14 %     2.90%      2.84%    0.06 %
Benefit of interest
  free funds                       0.60       0.67      (0.07)      0.61       0.63    (0.02)
                                  _____      _____      _____      ______     ______   ______
Net interest margin                3.60%      3.53%      0.07 %     3.51%      3.47%    0.04 %
                                  =====      =====      =====      ======     ======   ======

                                UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR THE
                             SIX MONTHS ENDED JUNE 30, 1994

SUMMARY
_______
UMB Financial Corporation, (UMB or the Company) earned $11,108,000 for the three months ended June 30, 1994 compared to net income of $10,572,000 for the three month period ended June 30, 1993. This increase represents a 5.07% increase in second quarter earnings. On a per share basis earnings for the second quarter of 1994 were $0.58 compared to $0.65 for the same period in 1993. On a year to date basis net income for the six months ended June 30, 1994 totaled $24,455,000, $1.27 per share, compared to $20,026,000, $1.27 per share, for the same period last year.

During 1993 the Company acquired 12 banks in the State of Kansas (the Kansas Banks). The Kansas Bank's contribution to the consolidated first and second quarter earnings for 1994 was $1,725,000 and $1,865,000, respectively compared to $22,000 and $516,000, respectively, for the same periods in 1993. Ignoring the effect of the Kansas Banks, the Company's net income for the second quarter of 1994 was down from the previous year due to an increase in net interest income which was offset by higher operating costs, primarily salaries and benefits. In addition, noninterest income from security services decreased as the volume of security sale transactions decreased significantly.

RESULTS OF OPERATIONS
_____________________
Net interest income for the three months ended June 30, 1994 was $47,053,000 compared to $39,944,000 for the same period a year ago. Approximately 60% of this increase is attributable to the acquisition of the Kansas Banks. The remaining increase was the result of an increase in earning assets, primarily loans, and higher earnings on variable rate loans, and investment securities as a result of a general rise in interest rates. On a consolidated basis the Company's net interest margin increased to 3.60% for the second quarter of 1994 compared to 3.53% for the second quarter of 1993. Exclusive of the Kansas Banks, the Company's loans increased by 20% during the twelve months ended June 30, 1994. This increase which is in line with Company expectations, has resulted from continued marketing efforts and a general increase in loan demand.

The Company's loan loss provision for the three months ended June 30, 1994 was $516,000 compared to $845,000 for the same period in 1993. This decrease is consistent with the 1994 year to date provision which decreased to $898,000 from $1,583,000 for 1993. The Company's increased loan volume has not, in managements estimate, resulted in any significant increased risk in the loan portfolio. Net charge offs for the second quarter of 1994 were $2,916,000 compared to $955,000 for the same period in 1993. This increase was the result of a loss on one commerical loan in which some recovery is expected.

Noninterest income totaled $35,523,000 for the second quarter of 1994 compared to $32,925,000 for the same period in 1993. Approximately $2,000,000 of this increase resulted from the inclusion of the Kansas Banks in the consolidated results of operations for the entire second quarter of 1994 and only since acquisition for 1993. The remaining increase was the result of increased service charge income and higher earnings from bankcard operations. These increases in noninterest income were partially offset by decreases in income from securities processing. For the first half of 1994 noninterest income increased to $71,645,000 from $61,840,000 a year earlier. Approximately one half of this increase resulted from the acquired Kansas Banks. The remaining change is consistent with second quarter results. Also attributing to the six month increase were gains on the sale of securities during the first quarter which totaled approximately $3,000,000.

Noninterest expense during the second quarter of 1994 was $64,845,000 compared to $56,329,000 for the same period during 1993. Approximately one half of this increase was caused by the inclusion of the Kansas Banks. The remaining increase was primarily due to higher salary and benefit costs and increased bankcard processing costs. For the first six months of 1994 non interest expense amounted to $126,734,000 compared to $104,092,000 for the first six

                              UMB FINANCIAL CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                          SIX MONTHS ENDED JUNE 30, 1994

months of 1993. Approximately $14,500,000 of this increase was from the inclusion of the Kansas Banks in the consolidated results for all of 1994 and only since acquisition in 1993. The remaining increase resulted from anticipated increases in salaries and benefits, higher bankcard processing fees and increased supplies expense.

FINANCIAL CONDITION
___________________
At June 30, 1994 total assets were $6.241 billion compared to $6.529 billion and $6.083 billion at December 31, 1993 and June 30, 1993, respectively. During the twelve months ended June 30, 1994 the Company's deposits increased by 5.3% even though the deposits of the acquired Kansas Banks decreased by $88 million during this period. The deposit shrinkage at the Kansas Banks was not unexpected because deposit products and rates of the Kansas Banks were altered after acquisition. Total deposits at June 30, 1994, decreased by 2.4% from year end 1993. The most significant factor for the decrease in deposits during the six months ended June 30, 1994 was continued run off from the Kansas Banks. Deposits at the Kansas Banks are not expected to decrease significantly from current levels. On a consolidated basis demand deposits and savings accounts at June 30, 1994 are virtually unchanged from the year end 1993 levels.

Loans at June 30, 1994 increased slightly from year end 1993 totals. The Company will continue its efforts to increase the level of its loan portfolio during the remainder of the year. The results of these efforts are evidenced by the 11% increase in loans during the twelve month period ending June 30, 1994.

The Company's non performing loans (nonaccrual loans and restructured loans) and other real estate owned totaled $14,831,000 at June 30, 1994 compared to $14,379,000 at December 31, 1993 and $15,555,000 at June 30, 1993. The
allowance for loan losses at June 30, 1994 was $32,977,000 or 1.50% of loans compared to an allowance to loans of 1.65% and 1.84% at December 31, 1993 and June 30, 1993, respectively. Management believes the allowance for loan losses is adequate to absorb the potential losses in the loan portfolio.

Securities available for sale at June 30, 1994 were $2.478 billion compared to $2.700 billion at December 31, 1993. This decrease was the result of a first quarter repositioning of the overall portfolio. Proceeds from the sale of securities during the first quarter were reinvested in high quality mortgage backed securities which the Company intends to hold until maturity. Also, contributing to this decrease was the change in the net unrealized gain or loss on securities available for sale. At June 30, 1994 the average life of the Company's investment portfolio, including held to maturity was 19 months.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________
The Company continues to maintain a high level of liquidity. At June 30, 1994 the Company's loan to deposit ratio was 43.5%. The average maturity of the investment portfolio was 19 months and 34.8% of the portfolio matures within twelve months. In addition, the Company has access to various borrowing markets should the need arise, however such a need is not expected.

At June 30, 1994, shareholders' equity totaled $568,149,000 compared to $586,643,000 at December 31, 1993 and $563,161,000 at June 30, 1993. The
decrease in equity from year end 1993 was the result of a $31,939,000 change in the market value of securities available for sale. The Company adopted the statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," during the fourth quarter of 1993. A general increase in interest rates during 1994 resulted in a decrease in the market value of the Company's securities available for sale. The Company's capital ratios are included in the table below and far exceed regulatory requirements.


                                              Six Months Ended
                                                  June 30,
                                           _____________________
                                           1994             1993
                                           ____             ____
RATIOS
______
Return on average assets                   0.76%            0.77%
Return on average equity                   8.51             9.29
Average equity to assets                   8.89             8.24
Tier 1 risk-based capital ratio           17.56            18.60
Total risk-based capital ratio            18.87            20.27
Leverage ratio                             8.18             7.98

PER SHARE DATA
______________
Earnings                                 $ 1.27           $ 1.27
Cash dividends                             0.36             0.36
Dividend payout ratio                     28.35%           28.35%
Book value                               $29.48           $28.89

                                UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR THE
                            SIX MONTHS ENDED JUNE 30, 1994


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

                                      UMB FINANCIAL CORPORATION


                                      /s/ R. Crosby Kemper
                                      R. Crosby Kemper
                                      Chairman



                                      /s/ Timothy M. Connealy
                                      Timothy M. Connealy
                                      Senior Vice President of Finance

Date: August 11, 1994