Form 10-Q
period 1994-09-30
UNITED MISSOURI BANCSHARES INC
filed 1994-11-14
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                           September 30, 1994

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

                 Yes    x                   No
                    _________                  _________

   At September 30, 1994, UMB Financial Corporation had 19,059,487 shares of common stock outstanding. This is the only class of stock of the Company.

                           UMB FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX


PART I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets
             as of September 30, 1994 and 1993 and December 31, 1993.......3

           Consolidated Statements of Income for the Three and Nine Months
             Ended September 30, 1994 and 1993.............................4

           Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1994 and 1993.........5

           Consolidated Statements of Shareholders' Equity
             for the Nine Months Ended September 30, 1994 and 1993.........6

           Notes to Consolidated Financial Statements......................7-9

           Supplemental Financial Data
             Average Balances/Yields and Rates.............................10
             Analysis of Changes in Net Interest Income and Margin........ 11

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  12-13

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   14

           Signatures..................................................   15

                                  UMB FINANCIAL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                        (in thousands)

                                                   September 30,   December 31,
                                                   1994      1993       1993
ASSETS
______
Loans:
  Commercial, financial and agricultural      $1,097,225 $  903,227 $1,103,306
  Consumer (net of unearned interest)            646,952    574,993    588,671
  Real estate                                    445,191    454,084    466,157
  Leases                                           2,249      1,570      1,627
  Allowance for loan losses                      (32,947)   (36,520)   (35,590)
                                               _________  _________  _________
    Net loans                                 $2,158,670 $1,897,354 $2,124,171
Securities available for sale:
  U.S. Treasury and agencies                  $2,301,179 $2,583,940 $2,689,255
  Equity securities and other                      9,315      8,033     10,957
                                               _________  _________  _________
    Total securities available for sale
      (market value of September, 1993
      $2,631,955)                             $2,310,494 $2,591,973 $2,700,212
Securities held to maturity:
    State and political subdivisions          $  301,768 $  287,242 $  278,944
    US Agencies                                   86,670          -          -
                                               _________  _________  _________
    Total securities held to maturity
      (market value of $380,776, $292,926
      and $282,346 respectively)              $  388,438 $  287,242 $  278,944
Federal funds and resell agreements              279,554    362,789    339,175
Trading securities                                64,125     76,123     83,746
                                               _________  _________  _________
    Total earning assets                      $5,201,281 $5,215,481 $5,526,248
Cash and due from banks                          492,704    565,287    666,368
Bank premises and equipment, net                 129,804    130,372    128,898
Accrued income                                    73,358     65,226     72,551
Premium on and intangibles of purchased banks     79,973     86,930     85,286
Other assets                                      64,072     63,021     49,475
                                               _________  _________  _________
    Total assets                              $6,041,192 $6,126,317 $6,528,826
                                               =========  =========  =========
LIABILITIES
___________
Deposits:
  Noninterest-bearing demand                  $1,430,034 $1,285,615 $1,488,278
  Interest-bearing demand and savings          2,317,011  2,267,833  2,364,341
  Time deposits under $100,000                   969,253  1,081,081  1,058,354
  Time deposits of $100,000 or more              163,242    212,318    250,756
                                               _________  _________  _________
    Total deposits                            $4,879,540 $4,846,847 $5,161,729
Federal funds and repurchase agreements          480,859    566,864    625,082
Short-term debt                                    1,923      2,013      1,453
Long-term debt                                    49,907     57,784     51,529
Accrued expenses and taxes                        32,282     45,743     56,754
Other liabilities                                 31,617     39,408     45,636
                                               _________  _________  _________
    Total liabilities                         $5,476,128 $5,558,659 $5,942,183
                                               _________  _________  _________
SHAREHOLDERS' EQUITY
Common stock, Par Value $1.00, $12.50, and $12.50
  respectively. Authorized 23,000,000 shares;
  20,677,558, 20,818,938 and 20,818,938 shares
  respectively                                $   20,678 $  236,579 $  236,579
Capital surplus                                  442,640    168,380    167,368
Retained earnings                                173,855    200,860    208,557
Net unrealized gain/(loss) on securities
  available for sale                             (21,018)         -     14,333
Treasury stock, 1,618,071, 1,247,806 and
  1,300,346 shares, at cost, respectively        (51,091)   (38,161)   (40,194)
                                               _________  _________  _________
    Total shareholders' equity                $  565,064 $  567,658 $  586,643
                                               _________  _________  _________
    Total liabilities and
      shareholders' equity                    $6,041,192 $6,126,317 $6,528,826
                                               =========  =========  =========

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited in thousands)

                                          Three Months             Nine Months
                                      Ended September 30,   Ended September 30,

INTEREST INCOME                         1994       1993         1994       1993
Loans                                 $44,661   $ 39,689     $125,053   $103,051
Securities:
  Taxable interest                    $30,321   $ 30,783     $ 91,956   $ 84,832
  Tax-exempt interest                   3,344      3,294        9,574      8,955
                                       ______    _______      _______    _______
  Total securities income             $33,665   $ 34,077     $101,530   $ 93,787
Federal funds and resell agreements     3,385      2,488        9,633      7,585
Trading securities and other              595        938        2,298      2,121
                                       ______    _______      _______    _______
  Total interest income               $82,306   $ 77,192     $238,514   $206,544
                                       ______    _______      _______    _______
INTEREST EXPENSE
Deposits                              $26,840   $ 27,019     $ 78,377   $ 72,833
Federal funds and repurchase
   agreements                           7,339      4,433       17,671     12,342

Short-term debt                             8         10           23         23
Long-term debt                          1,010      1,142        3,048      3,253
                                       ______    _______      _______    _______
  Total interest expense              $35,197   $ 32,604     $ 99,119   $ 88,451
                                       ______    _______      _______    _______
Net interest income                   $47,109   $ 44,588     $139,395   $118,093
Provision for loan losses                 861        901        1,759      2,484
                                       ______    _______      _______    _______
  Net interest income after provision $46,248   $ 43,687     $137,636   $115,609
                                       ______    _______      _______    _______
NONINTEREST INCOME
Trust income                          $ 8,403   $  8,441     $ 25,942   $ 23,479
Securities processing                   3,707      3,155        9,496     10,101
Trading and investment banking          2,190      3,036        7,593     10,420
Service charges on deposits             8,107      7,999       24,486     21,754
Other service charges and fees          4,625      4,377       13,528     11,585
Bankcard fees                           7,145      5,947       19,399     15,700
Net investment security gains             225        399        3,540        675
Other                                   1,137      1,007        3,200      2,487
                                       ______    _______      _______    _______
    Total noninterest income          $35,539   $ 34,361     $107,184   $ 96,201
                                       ______    _______      _______    _______
NONINTEREST EXPENSE
___________________
Salaries and employee benefits        $29,964   $ 28,694     $ 89,822   $ 77,612
Occupancy, net                          3,867      4,308       11,392     10,991
Equipment                               5,403      5,230       15,492     13,655
Supplies and services                   4,875      4,352       14,511     12,253
Bankcard processing                     5,840      4,987       16,340     13,191
Marketing and business development      3,797      3,735       11,380     10,280
FDIC and regulatory fees                3,091      2,980        9,137      7,993
Other                                   8,052      8,736       23,549     21,139
                                       ______    _______      _______    _______
    Total noninterest expense         $64,889   $ 63,022     $191,623   $167,114
                                       ______    _______      _______    _______
Income before income taxes            $16,898   $ 15,026     $ 53,197   $ 44,696
Income tax provision                    5,647      5,166       17,491     14,810
                                       ______    _______      _______    _______
NET INCOME                            $11,251   $  9,860     $ 35,706   $ 29,886
                                       ======    =======      =======    =======
PER SHARE DATA
______________
Net income                              $0.59      $0.51        $1.85      $1.76
Dividends                               $0.20      $0.18        $0.56      $0.54

Weighted average shares outstanding  19,179,958 19,461,713 19,261,569 17,004,309
See Notes to Consolidated Financial Statements.

                              UMB FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited in thousands)

                                                  Nine Months Ended September 30,
                                                   ____________________________
                                                           1994          1993
                                                           ____          ____
Operating Activities
Net Income                                             $   35,706    $   29,886
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                               1,759         2,484
    Depreciation and amortization                          16,395        13,005
    Deferred income taxes and investment tax credits       (1,419)        6,319
    Net (increase) decrease in trading securities          19,621       (37,102)
    Investment security gains                              (3,600)         (683)
    Investment security losses                                 60             8
    Amortization of securities premium,
      net of discount accretion                            33,706        23,782
    Increase in interest receivable                          (807)       (4,018)
    Decrease in interest payable                           (2,201)       (1,760)
    Other, net                                            (27,950)         (628)
                                                        _________     _________
      Net cash provided by operating activities        $   71,270    $   31,293
                                                        _________     _________
Investing Activities
___________________
Proceeds from maturities of investment securities      $   96,941    $   99,014

Proceeds from sales of investment securities                  287             -
Proceeds from sales of securities available for sale      142,431        41,986
Proceeds from maturities of securities available
  for sale                                                679,661       437,400
Purchases of investment securities                       (121,852)     (132,254)
Purchases of securities available for sale               (604,375)     (527,675)
Net (increase) decrease in loans                          (36,258)       80,865
Net decrease in federal funds and resell agreements        59,621        89,533
Purchases of bank premises and equipment                  (12,025)       (9,989)
Proceeds from sales of bank premises and equipment            133           808
Purchases of financial organizations,
  net of cash received                                          -        58,217
                                                                        _________
   _________

      Net cash provided by investing activities        $  204,564    $  137,905
                                                        _________     _________
Financing Activities
____________________
Net increase (decrease) in demand and savings deposits $ (105,574)   $   88,346
Net decrease in time deposits                            (176,615)     (147,657)
Net decrease in federal funds and repurchase agreements  (144,223)     (168,957)

Net increase (decrease) in short term borrowings              470          (129)
Proceeds from issuance of long-term debt                        -        25,000
Repayment of long-term debt                                (1,622)       (1,546)
Cash dividends                                            (10,865)       (9,528)
Proceeds from exercise of stock options                       226           338
Purchases of treasury stock                               (11,295)       (2,607)
                                                        _________     _________
      Net cash used by financing activities            $ (449,498)   $ (216,740)
                                                        _________     _________
Decrease in cash and due from banks                    $ (173,664)   $  (47,542)
Cash and due from banks at beginning of year              666,368       612,829
                                                        _________     _________
Cash and due from banks at end of period               $  492,704    $  565,287
                                                        =========     =========

See Notes to Consolidated Financial Statements.

                           UMB FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                     Net Unrealized
                                   Common     Capital    Retained        Holding  Treasury
                                    Stock     Surplus    Earnings      Gain (Loss)  Stock

Balance - December 31, 1992       $184,815    $ 63,046   $180,502     $   -    $(28,684)
Net income                               -           -     29,886         -          -
Cash dividends                           -           -     (9,528)        -          -
Issuance of common stock
  for acquisitions                  51,764     105,604          -         -          -
Purchase of treasury stock               -           -          -         -     (10,085)
Exercise of stock options                -        (270)         -         -        608
                                   _______     _______    _______       ________ ________
Balance - September 30, 1993      $236,579    $168,380   $200,860         -    $(38,161)
                                   =======     =======    =======       ========    ========



Balance - December 31, 1993       $236,579    $167,368   $208,557     $14,333   $(40,194)
Net income                               -           -     35,706           -          -
Cash dividends                           -           -    (10,865)          -
10% stock dividend                   1,751      57,792    (59,543)          -          -
Adjust par value                  (217,652)    217,652          -           -          -
Purchase of treasury stock               -           -          -           -    (11,295)
Exercise of stock options                -        (172)         -           -        398
Net unrealized loss on securities
  available for sale                     -           -          -     (35,351)         -
                                   _______     _______    _______      _________  ________
Balance - September 30, 1994      $ 20,678    $442,640   $173,855     $(21,018) $(51,091)
                                   =======     =======    =======      ========= ========

See Notes to Consolidated Financial Statements.

                              UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NINE MONTHS ENDED SEPTEMBER 30, 1994

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

3.  Earnings Per Share:

    Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. All share and per share data have been adjusted to reflect a 10% stock dividend paid on July 1, 1994.

4.  Allowance for Loan Losses:

    The following is a summary of the Allowance for Loan Losses for the nine months ended September 30, 1994 and 1993 (in thousands):

                                        Nine Months Ended September 30,
                                             1994            1993
      Balance January 1                    $35,590        $24,456
      Additions:
        Provision for loan losses            1,759          2,484
       Allowance of purchased banks             -          12,076
                                            ______         ______
                                           $37,349        $39,016

      Deductions:
        Charge-offs                        $(6,466)       $(4,457)
        Less recoveries on loans
          previously charged-off             2,064          1,961
                                            ______         ______
          Net charge-offs                  $(4,402)       $(2,496)
                                            ______         ______
      Balance, September 30                $32,947        $36,520
                                            ======         ======

                               UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1994

5.  Acquisitions

    As of June 25, 1993, the Company had consummated the acquisitions of eight Kansas bank holding companies. The eight companies, their subsidiary banks and the ownership percentage, and consideration paid are presented below:

                                                           Number of
                                            Assets as of    Company      Cash
Acquisition      Company/                   Acquisition     Shares      (in
Date      Subsidiary Banks (% owned)       (in millions) Issued (net) thousands)
________  _________________________        _____________ ______________________
03/26/93  Farmers Bancshares, Inc.                $   57    168,898     $ 2,329
            Farmers National Bank
              Abilene (100%)
04/30/93  NBA Bankshares, Inc.                    $  125    276,497     $ 4,986
            The National Bank of America
              at Salina (100%)
05/14/93  M L Bancshares, Inc.                    $  159    308,578     $ 6,620
            Russell State Bank
              Russell/Luray (100%)
            Security State Bank
              Great Bend/Hudson (100%)
05/17/93  Highland Bancshares, Inc.               $  103    265,754     $ 2,299
            Highland Park Bank & Trust
              Topeka (100%)
05/17/93  North Plaza Bancshares, Inc.            $   43          -     $ 7,433
            North Plaza State Bank
              Topeka (100%)
05/28/93  BellCorp, Inc.                          $  110    373,951     $ 2,894
            Citizens Bank & Trust Co.
              Manhattan (100%)
06/14/93  Overland Park Bancshares, Inc.          $  188  1,021,580     $     -
            Overland Park State Bank
            & Trust Co. (100%)
              Overland Park/Olathe
06/25/93  CNB Financial Corporation               $  504  1,526,770     $     -
            Commercial National Bank (100%)
              Kansas City/Overland Park
            City National Bank
              Atchison (100%)
            First Bank & Trust, N.A.
              Concordia/Glasco (100%)
            Security State Bank
              Fort Scott (100%)
                                                   _____  _________      ______

            Total                                 $1,289  3,942,028     $26,561
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

                              UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1994

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

                                                    Nine Months Ended
      (dollars in thousands except per share data)  September 30,1993
                                                      ______________
      Net interest income                               $132,665
      Noninterest income                                 101,077
      Net income                                          31,388
      Net income per share                                  1.62


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

                              UMB FINANCIAL CORPORATION
              AVERAGE BALANCES/YIELDS AND RATES (Tax-Equivalent Basis)
                                 (in thousands)

                                            Nine Months Ended September 30,
                                             _____________________________
                                                1994                1993
                                                ____                ____
                                       Average   Average    Average   Average
                                       Balance  Yield/Rate  Balance  Yield/Rate
                                         _______  __________  _________________
ASSETS
Loans, net of unearned interest        $2,133,696   7.89%   $1,700,274   8.18%
Securities:
  Taxable                              $2,621,289   4.70    $2,404,646   4.73
  Tax-exempt                              285,824   6.37       253,577   6.66
                                        _________            _________
    Total securities                   $2,907,113   4.87    $2,658,223   4.92
Federal funds and resell agreements       360,353   3.57       327,761   3.09
Other earning assets                       58,781   5.39        55,813   5.33
                                        _________            _________
    Total earning assets               $5,459,943   5.97    $4,742,071   5.96
Allowance for loan losses                 (34,616)             (30,448)
Other assets                            1,014,526              875,735
                                        _________            _________
    Total assets                       $6,439,853           $5,587,358
                                        =========            =========
LIABILITIES & SHAREHOLDERS' EQUITY

Interest-bearing deposits              $3,608,489   2.90%   $3,184,599   3.06%
Federal funds and repurchase agreements   674,287   3.50       597,443   2.76
Borrowed funds                             53,125   7.73        54,400   8.05
                                        _________            _________
    Total interest-bearing liabilities $4,335,901   3.06    $3,836,442   3.08
Noninterest-bearing demand deposits     1,465,524            1,203,310
Other liabilities                          62,976               67,200
Shareholders' equity                      575,452              480,406
                                        _________            _________
    Total liabilities and
      shareholders' equity             $6,439,853           $5,587,358
                                        =========            =========
Net interest spread                                 2.91%                2.88%
Net interest margin                                 3.54                 3.47

                            UMB FINANCIAL CORPORATION
             ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                            (tax-equivalent basis)
                                (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                     Three Months Ended           Nine Months Ended
                                September 30, 1994 vs. 1993 September 30, 1994 vs. 1993
                                 ________________________     ________________________
                                 Volume    Rate     Total       Volume    Rate    Total
                                 ______    ____     _____       ______    ____    _____

Change in interest earned on:
  Loans                         $ 4,286 $    565  $  4,851     $ 25,699 $(3,710) $ 21,989
  Securities:
    Taxable                      (1,976)   1,432      (544)       7,622    (541)    7,081
    Tax-exempt                       69      (11)       58        1,554    (585)      969
  Federal funds sold                263      634       897          800   1,248     2,048
  Other                            (487)     132      (355)         120      28       148
                                 ______  ________  _______     ________  _______   ______
    Interest income             $ 2,155 $  2,752  $  4,907     $ 35,795 $(3,560) $ 32,235
                                 ______  ________  _______     ________  _______   ______
Change in interest paid on:
  Interest-bearing
    deposits                    $(1,202)$  1,023  $   (179)    $  9,341 $(3,797)    5,544
  Federal funds
    purchased                       576    2,330     2,906        1,725   3,604     5,329
  Borrowed funds                   (107)     (27)     (134)         (76)   (129)     (205)
                                  _____  ________  _______     ________ ________  ________
    Interest expense            $  (733)$  3,326  $  2,593     $ 10,990 $  (322) $ 10,668
                                 ______  ________  _______     ________ ________  ________
Net interest income             $ 2,888 $   (574) $  2,314     $ 24,805 $(3,238) $ 21,567
                                 ======  ========  =======      ======= ========  ========

ANALYSIS OF NET INTEREST MARGIN

                                     Three Months Ended             Nine Months Ended
                                        September 30,                 September 30,
                                 ____________________________  _____________________________
                                  1994       1993      Change      1994     1993      Change
Average earning assets         $5,378,541 $5,333,057 $  45,484 $5,459,943$4,742,071 $  717,872
Interest-bearing
  liabilities                   4,292,933  4,382,980   (90,047) 4,335,901 3,836,442    499,459
                                _________  _________  _________ _________ _________  _________
Interest free
  funds                        $1,085,608 $  950,077 $ 135,531 $1,124,042 $ 905,629    218,413
                                =========  =========  ========= ========= =========  =========
Free funds ratio
  (free funds to
  earning assets)                 20.18%     17.81%      2.37 %    20.59%    19.10%    1.49 %

Tax-equivalent yield
  on earning assets                6.20%      5.89%      0.31 %     5.97%     5.96%    0.01 %
Cost of interest-
  bearing liabilities              3.25       2.95       0.30       3.06      3.08    (0.02)%
                                  _____      _____      ______     ______    ______   ______
Net interest spread                2.95%      2.94%      0.01 %     2.91%    2.88%    0.03 %
Benefit of interest
  free funds                       0.66       0.53       0.13       0.63      0.59     0.04
                                  _____      _____      _____      ______    ______   ______
Net interest margin                3.61%      3.47%      0.14 %     3.54%    3.47%    0.07 %
                                  =====      =====      =====      ======    ======   ======

                                UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR THE
                          NINE MONTHS ENDED SEPTEMBER 30, 1994

SUMMARY
_______
UMB Financial Corporation, (UMB or the Company) earned $11,251,000 for the three month period ended September 30, 1994, compared to $9,860,000 for the same period of 1993. This represents 1994 quarterly per share income of $0.59 compared to $0.51 for 1993. On a year to date basis net income for 1994 totaled $35,706,000 or $1.85 per share, compared to $29,886,000 or $1.76 per share, for the nine months ended September 30, 1993.

The Company's acquisition of banks in the State of Kansas (the Kansas Banks), completed during the second quarter of 1993, effects the comparability of operating results from year to year. The Kansas Banks' contribution to 1994 consolidated income for the third quarter and on a year to date basis was $1,531,000 and $5,121,000, respectively, compared to a 1993 quarterly and year to date contribution of $570,000 and $1,108,000, respectively. Besides the increased contribution from the Kansas Banks the Company also benefitted from an increase in net interest income and non interest income. These increases were partially offset by higher operating costs, primarily related to salary and benefit expense.

RESULTS OF OPERATIONS
_____________________
For the three months ended September 30, 1994, net interest income totaled $47,109,000 compared to $44,588,000 for the third quarter of 1993. This increase is primarily due to an increase in loans. During the three month period ended September 30, 1994, loans averaged $2.179 billion which represents a 11% increase over average loans for the third quarter of 1993. Interest rate changes had little impact on the Company during the third quarter as net interest margin was virtually unchanged from the second quarter. The increase in lending activity was a continuation of a trend for the year resulting from increased marketing efforts. On a year to date basis net interest income increased by $21,302,000, or 18% for the nine months ended September 30, 1994, compared to the same period of a year ago. This increase was the result of increased lending activity and the addition of the Kansas Banks to the consolidated results of operations. Approximately 65% of the year to date increase in net interest income was attributable to the Kansas Banks, which have been included in 1993 results of operations only since the date of their respective acquisitions. For the nine month period ended September 30, 1994, the Company's net interest margin increased by 7 basis points compared to the same period in 1993. The improvement in the net interest margin, was primarily the result of increased lending activity. The cost of the Company's interest bearing liabilities increased by 21 basis points during the third quarter of 1994 compared to the second quarter of the same year. On a year to date basis the Company's cost of funds was virtually unchanged. The Company expects that its costs of funds will increase on an incremental basis as a result of higher rates paid on deposit accounts. This increase is not expected to have a significant effect on the Company due to its asset mix and the short life of the investment portfolio.

The provision for loan losses for the three months ended September 30, 1994, was $861,000 compared to $901,000 for the same period in 1993. On a year to date basis the 1994 loan loss provision was $1,759,000 compared to $2,484,000 for the same period a year earlier. The decrease in the loan loss provision is consistent with the decrease in non performing loans and loans over 90 days past due. At September 30, 1994, the above described loans totaled $10,814,000 which represents a 28% decrease from the level a year ago. The Company's reserve for loan loss was $32,947,000 at September 30, 1994, more than three times the level of problem loans. Net charge offs during the third quarter of 1994 totaled $891,000 which approximates net charge offs during the third quarter of 1993.

Noninterest income for the three months ended September 30, 1994, totaled $35,539,000 compared to $34,361,000 for the third quarter of 1993. Increases in bankcard fees due to higher merchant volumes and income from securities processing were partially offset by a decrease in fees related to security

                              UMB FINANCIAL CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30, 1994

sales. The decrease in fees related to security sales is a continuation of a trend noted throughout the year resulting from a sharp drop in sales volume. On a year to date basis approximately one half of the $10,983,000 increase in noninterest income resulted from the inclusion of the Kansas Banks in consolidated results of operations for all of 1994. The remaining increase was the result of increased service charge income, trust income, bankcard fees, and increased gains from the sale of securities available for sale. These increases were partially offset by decreases in fees from bond sales and income from securities processing.

Non interest expense totaled $64,889,000 for the third quarter of 1994 compared to $63,022,000 for the same period of 1993. Higher costs related to staffing and bankcard processing were partially offset by a decrease in occupancy expense. On a year to date basis noninterest for 1994 was $191,623,000, a $24,509,000 increase over the same period in 1993. Over 50% of this increase resulted from the inclusion of the Kansas Banks in the results of operations for all of 1994. The remaining increase resulted from higher staffing costs and increased bankcard processing fees and supplies expense.

FINANCIAL CONDITION
___________________
Total assets at September 30, 1994, were $6.041 billion compared to $6.529 billion and $6.126 billion at December 31, 1993, and September 30, 1993, respectively. Earning assets at September 30, 1994, were virtually unchanged from the level at September 30, 1993, and down $325 million from December 31, 1993. The decrease in earning assets from year end 1993 is the result of a shrinkage of the investment security portfolio to fund an outflow of deposits, primarily at the Kansas Banks. The Company has experienced some deposit shrinkage at its Kansas Banks during the last twelve months. The deposits of the Kansas Banks decreased by approximately $120 million during the twelve month period ended September 30, 1994. Since the acquisition of twelve banks in Kansas during the second quarter of 1993, these Banks have experienced a change in ownership, a restructuring of deposit products and pricing and a merger which reduced the number of acquired banks from twelve to two. As a result of these changes some deposit run off was expected. Any additional decreases in deposit totals for the Kansas Banks will not have a significant adverse effect on the Company.

At September 30, 1994, loans totaled $2.192 billion, which is a 13% increase from twelve months earlier. Loan totals are expected to continue increasing as a result of ongoing marketing efforts.

The allowance for loan losses at September 30, 1994, was $32,947,000 or 1.50% of total loans, compared to a reserve total of $35,590,000, 1.65% of total loans, at year end 1993. Management believes the reserve is adequate to absorb potential loan losses in the loan portfolio. The decrease in the loan reserve was primarily the result of charging off one identified problem loan during the second quarter of 1994. Some recovery is expected on this write off.

Investment securities and securities available for sale totaled $2.699 billion at September 30, 1994, compared to $2.979 billion at December 31, 1993. This decrease primarily resulted from not reinvesting all security maturities due to increased loan volume and a decrease in deposits at the Kansas Banks. Also contributing to the decrease in securities was a change in the mark to market adjustment of securities available for sale of $57 million during the nine months ended September 30, 1994.

                              UMB FINANCIAL CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR THE
                         NINE MONTHS ENDED SEPTEMBER 30, 1994

LIQUIDITY AND CAPITAL RESOURCES
_______________________________
The Company's liquidity position continues to be strong. At September 30, 1994, the Company's loan to deposit ratio was 44.9%. The Company is not heavily dependent upon large liabilities as a funding source. At September 30, 1994, the average life of the securities portfolio was 18 months and 37% of the portfolio matures during the next twelve months.

At September 30, 1994, shareholders' equity totaled $565,064,000 compared to $586,643,000 and $567,658,000 at December 31, 1993,
and September 30, 1993, respectively. During the nine months ended September 30, 1994, the Company's equity was reduced by $35 million due to the change in the unrealized loss on securities available for sale. In addition the Company purchased treasury stock of approximately $11 million. From time to time the Company will continue to consider treasury stock purchases depending on price and availability. Due to the type of securities held by the Company and the relatively short average life, future changes in market valuations should not have a significant adverse effect on capital. The Company's capital ratio's are included in the table below and far exceed regulatory requirements.


                                             Nine Months Ended
                                               September 30,
                                           _____________________

                                           1994             1993
                                           ____             ____
RATIOS
______
Return on average assets                   0.74%            0.72%
Return on average equity                   8.30             8.32
Average equity to assets                   8.94             8.60
Tier 1 risk-based capital ratio           17.92            19.01
Total risk-based capital ratio            19.25            20.69
Leverage ratio                             8.49             7.96

PER SHARE DATA
______________
Earnings                                 $ 1.85           $ 1.76
Cash dividends                             0.56             0.54
Dividend payout ratio                     30.27%           30.68%
Book value                               $29.65           $29.19

                                UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR THE
                          NINE MONTHS ENDED SEPTEMBER 30, 1994


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


Date: November 14, 1994