Form 10-K
UMB FINANCIAL CORP
filed 1995-03-24
CIK 101382

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: DECEMBER 31, 1994

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from       to

                         Commission file number: 0-4887

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

          Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $1.00 PAR VALUE
                                (Title of class)

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

  As of February 28, 1995, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $429,171,000 based on the NASDAQ closing price of that date.

  Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at February 28, 1995
     Common Stock, $1.00 Par Value                     18,991,546

                      DOCUMENTS INCORPORATED BY REFERENCE

         Company's 1995 Proxy Statement dated March 16, 1995--Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

 ITEM                                                                    PAGE
 ----                                                                    ----
                                     PART I

  1.   Business...................................................        1
  2.   Properties.................................................        4
  3.   Legal Proceedings..........................................        4
  4.   Submission of Matters to a Vote of Security Holders........        4

                                    PART II

       Market for the Registrant's Common Equity and Related
  5.   Stockholder Matters........................................        4
  6.   Selected Financial Data....................................        5
  7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations..................................        5
  8.   Financial Statements and Supplementary Data................        5
  9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure...................................        5

                                    PART III

 10.   Directors and Executive Officers of the Registrant.........        5
 11.   Executive Compensation.....................................        5
       Security Ownership of Certain Beneficial Owners and Manage-
 12.   ment.......................................................        5
 13.   Certain Relationships and Related Transactions.............        6

                                    PART IV

       Exhibits, Financial Statement Schedules and Reports on Form
 14.   8-K........................................................        6
 Signatures........................................................       8
 Financial Information.............................................   Appendix A

                                     PART I

ITEM 1. BUSINESS

GENERAL

  UMB Financial Corporation (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns substantially all of the outstanding stock of 18 commercial banks, a consumer credit bank, a bank real estate corporation, a reinsurance company, a community development corporation and a discount brokerage company.

  The Company's 18 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 14 located in Missouri, 2 in Kansas, one in Illinois and one in Colorado, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 1994, is included on page A-46 of the attached Appendix, and is incorporated herein by reference.

  United Missouri Bank, U.S.A. is a consumer credit bank chartered in Delaware. United Missouri Bank, U.S.A. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

  Other subsidiaries of the Company are UMB Properties, Inc., United Missouri Insurance Company, Scout Brokerage Services, Inc., and UMB Community Development Corporation. UMB Properties, Inc. is a real estate company that leases facilities to certain subsidiaries and acquires and holds land and buildings for anticipated future facilities. United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. Scout Brokerage Services, Inc. provides transaction services in a variety of investment securities for the general public. This subsidiary offers brokerage and custodial services to its customers (including affiliate and correspondent banks) through the facilities of National Financial Services Corporation, a wholly-owned subsidiary of Fidelity Brokerage Services, Inc. UMB Community Development Corporation provides low-cost mortgage loans to low- to moderate-income families for acquiring or rehabing owner-occupied housing in Missouri, Kansas, Illinois and Colorado.

  On a full-time equivalent basis at December 31, 1994, UMB Financial Corporation and subsidiaries employed 4,006 persons.

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

  Three of the affiliate banks are national banks and are subject to supervision and examination by the Comptroller of the Currency. United Missouri Bank, U.S.A. is chartered under the state banking laws of Delaware and is subject to supervision and regular examination by the Office of the State Bank Commissioner of Delaware. One of the affiliate banks is chartered under the state banking laws of Illinois and is subject to supervision and regular examination by the Office of the Commissioner of Banks and Trust Companies of Illinois. One of the affiliate banks is chartered under the state banking laws of Colorado and is subject to supervision and regular examination by the Office of the State Bank Commissioner of Colorado. One of the affiliate banks is chartered under the state banking laws of Kansas and is subject to supervision and regular examination by the Kansas Banking Department. The remaining 12 banks are chartered under the state banking laws of Missouri and are subject to supervision and regular examination by the Office of the Commissioner of Finance of Missouri. In addition, the national banks and the one state bank that are members of the Federal Reserve System are subject to examination by that agency. All affiliate banks are members of the Federal Deposit Insurance Corporation, and as such, are subject to examination thereby.

  Scout Brokerage Services, Inc. is subject to supervision and regulation by the National Association of Securities Dealers. This subsidiary is also a member of the Securities Investor Protection Corporation.

  Information regarding capital adequacy standards of Federal banking regulators is included on pages A-15, A-39 and A-40 of the attached Appendix, and is incorporated herein by reference.

  Information regarding dividend restrictions is on page A-15 of the attached Appendix, incorporated herein by reference.

STATISTICAL DISCLOSURE

  The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout pages A-25 through A-46 of the attached Appendix under the captions of "Five-Year Financial Summary" and "Financial Review," and such information is incorporated herein by reference.

EXECUTIVE OFFICERS

  The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

NAME                      AGE                POSITION WITH REGISTRANT
----                      ---                ------------------------
R. Crosby Kemper........   68 Chairman of the Board and Chief Executive Officer since
                              1972. Chief Executive Officer of UMB Bank, n.a. (a
                              subsidiary of the Company) since 1967.
Alexander C. Kemper.....   29 President of the Company since January, 1995. President of UMB Bank, n.a. since January 1994, having previously
                              served as Divisional Executive Vice President.
Peter J. Genovese.......   48 Vice Chairman of the Board since 1982. Chairman of UMB
                              Bank of St. Louis, n.a. (a subsidiary of the Company)
                              since 1979.
Rufus Crosby Kemper III.   44 Vice Chairman of the Board since January 1995.
                              President of UMB Bank of St. Louis, n.a. since 1993.
                              Executive Vice President of UMB Bank, n.a. prior
                              thereto.
J. Lyle Wells, Jr. .....   67 Vice Chairman of the Board of the Company since 1993.
                              Vice Chairman of the Board of UMB Bank, n.a. since
                              1982.
Geoffrey E. Lind........   46 Vice Chairman of the Board since 1993. Chairman,
                              President and Chief Executive Officer of UMB Bank
                              Colorado (a subsidiary of the Company) since 1991.
                              Executive Vice President of UMB Bank, n.a. prior
                              thereto.
Richard A. Renfro.......   60 President of UMB National Bank of America, Salina,
                              Kansas, (a subsidiary of the Company) since 1986.
James A. Sangster.......   40 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1993. Executive Vice President prior thereto.
William C. Tempel.......   56 President and Chief Executive Officer of UMB Bank
                              Kansas (a subsidiary of the Company) since 1993, having
                              previously served as President.
Edward J. McShane, Jr. .   62 Divisional Executive Vice President and Senior Trust
                              Officer of UMB Bank, n.a. since 1989. Executive Vice
                              President and Head of Personal Trust and Custody
                              Division prior thereto.
Douglas F. Page.........   51 Executive Vice President of the Company since 1984 and
                              Divisional Executive Vice President, Loan
                              Administration, of UMB Bank, n.a. since 1989.
Timothy M. Connealy.....   37 Senior Vice President and Treasurer since 1994. Chief
                              Financial Officer of UMB Bank Kansas prior thereto.

NAME                 AGE                POSITION WITH REGISTRANT
----                 ---                ------------------------
James C. Thompson...  52 Divisional Executive Vice President of UMB Bank, n.a.
                         since July 1994. Executive Vice President of UMB Bank
                         of St. Louis, n.a. since 1989.
E. Frank Ware.......  50 Executive Vice President of UMB Bank, n.a. since 1985.

ITEM 2. PROPERTIES

  The Company's headquarters building, the UMB Bank Building, is located at 1010 Grand Avenue in downtown Kansas City, Missouri, and was opened in July 1986. Of the total 250,000 square feet, the offices of the parent company and customer service functions of UMB Bank, n.a. comprise 175,000 square feet. The remaining 75,000 square feet are leased to the Company's principal law firm and principal accounting firm.

  The banking facility of UMB Bank, n.a. at 928 Grand Avenue principally houses that bank's operations, data processing and other support functions and is connected to the headquarters building by an enclosed pedestrian walkway.

  At December 31, 1994, the Company's affiliate banks operated a total of 18 main banking houses and 98 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank.

  The Company's affiliate bank in St. Louis leases 40,000 square feet of space in the Equitable Building in the heart of the downtown commercial sector. A full service banking center, operations and administrative offices are housed at this location. The St. Louis affiliate bank provides full service banking at 19 additional offices, which circle the metropolitan area.

  Additional information with respect to premises and equipment is presented on page A-14 of the attached Appendix, which is incorporated herein by reference.

  In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 1994. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The Company's stock is traded on the NASDAQ National Market System under the symbol "UMBF." As of December 31, 1994, the Company had 2,722 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page A-43 of the attached Appendix and is hereby incorporated by reference.

  Information concerning restrictions on the ability of Registrant to pay dividends and Registrant's subsidiaries to transfer funds to Registrant is contained on page A-15 of the attached Appendix and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  See the "Five-Year Financial Summary" on page A-25 of the attached Appendix, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See the "Financial Review" on pages A-26 through A-46 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:

    Consolidated Financial Statements -- pages A-2 through A-23.

    Summary of Operating Results by Quarter -- page A-43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors is included in the Company's 1995 Proxy Statement under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

  This information is included in the Company's 1995 Proxy Statement under the captions "Executive Compensation", "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation", "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  This information in included in the Company's 1995 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.

SECURITY OWNERSHIP OF MANAGEMENT

  This information is included in the Company's 1995 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is included in the Company's 1995 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  Set forth below are the consolidated financial statements of the Company appearing on the indicated pages of the attached Appendix, which are hereby incorporated by reference.

                                                            PAGE REFERENCE IN
                                                          THE ATTACHED APPENDIX
                                                          ---------------------
Consolidated Balance Sheet as of December 31, 1994, 1993
 and 1992................................................          A-2
Consolidated Statement of Income for the Three Years
 Ended December 31, 1994.................................          A-3
Consolidated Statement of Cash Flows for the Three Years
 Ended December 31, 1994.................................          A-4
Consolidated Statement of Shareholders' Equity for the
 Three Years Ended December 31, 1994.....................          A-5
Notes to Financial Statements............................      A-6 to A-23
Independent Auditors' Report.............................         A-24

  Condensed financial statements for parent company only may be found on page A-23. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

REPORTS ON FORM 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of 1994.

EXHIBITS

  The following Exhibit Index lists the Exhibits to Form 10-K.

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
     (3a)      Articles of incorporation filed as Exhibit 3a to Form S-4,
               Registration No. 33-56450*
     (3b)      Bylaws filed as Exhibit 3b to Form S-4, Registration No.
               33-56450*
     (4)       Description of the Registrant's common stock in Amendment
               No. 1 on Form 8 to its General Form for Registration of
               Securities on Form 10, dated March 5, 1993.*
               The Registrant's Articles of Incorporation and Bylaws are
               attached as Exhibits 3(a) and 3(b), respectively, to the
               Registrant's Registration Statement on Form S-4
               (Commission file no. 33-56450) and are incorporated herein by reference in response to Exhibit 3 above. The following portions of those documents define some of the rights of
               the holders of the Registrant's common stock, par value
               $12.50 per share: Articles III (authorized shares), "X"
               (amendment of the Bylaws) and XI (amendment of the
               Articles of Incorporation) of the Articles of
               Incorporation and Articles II (shareholder meetings),
               Sections 2 (number and classes of directors) and 3
               (Election and Removal of Directors) of Article III,
               Section 1 (stock certificates) of Article VII and Section
               4 (indemnification) of Article VIII of the Bylaws.
               Note: No long-term debt instrument issued by the
               Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with
               paragraph 4 (iii) of Item 601 of Regulation S-K, the
               Registrant will furnish to the Commission, upon request,
               copies of long-term debt instruments and related
               agreements.

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
     (10a)     1981 Incentive Stock Option Plan as amended November 27,
               1985 and October 10, 1989, filed as Exhibit 10 to report
               on Form 10-K for the fiscal year ended December 31, 1989*
     (10b)     1992 Incentive Stock Option Plan filed as Exhibit 28 to
               Form S-8, Registration No.
               33-58312*
     (10c)     An Agreement and Plan of Merger between United Missouri
               Bancshares, Inc. and CNB Financial Corporation filed as
               Exhibit 2 to the Registrant's current report on Form 8-K
               dated October 28, 1992*
     (10d)     Indenture between United Missouri Bancshares, Inc., Issuer and NBD Bank, N.A., Trustee, filed as Exhibit 4a to Form
               S-3, Registration No. 33-55394*
     (11)      Statement regarding computation of per share earnings
     (12)      Statement regarding computation of earnings to fixed
               charges
     (21)      Subsidiaries of the Registrant
     (23)      Consent of Deloitte & Touche LLP
     (24)      Powers of Attorney
     (27)      Financial Data Schedule

--------
* Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          UMB FINANCIAL CORPORATION

                                                 /s/ R. Crosby Kemper
                                          _____________________________________
                                            R. Crosby Kemper, Chairman of the
                                            Board and Chief Executive Officer

                                               /s/ Timothy M. Connealy
                                          _____________________________________
                                                  Timothy M. Connealy,
                                           Senior Vice President and Treasurer
                                           (Principal Accounting and Financial
                                                        Officer)

Date: March 24, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.

    Paul D. Bartlett, Jr.*      Director
_______________________________
     Paul D. Bartlett, Jr.

        Thomas E. Beal*         Director
_______________________________
        Thomas E. Beal

                                Director
_______________________________
         H. Alan Bell

                                Director
_______________________________
     David R. Bradley, Jr.

      Newton A. Campbell*       Director
_______________________________
      Newton A. Campbell

                                Director
_______________________________
        Thom R. Cooper

    William Terry Fuldner*      Director
_______________________________
     William Terry Fuldner

                                Director
_______________________________
       Charles A. Garney

      Peter J. Genovese*        Director
_______________________________
       Peter J. Genovese


      C.N. Hoffman, Jr.*        Director
_______________________________
       C.N. Hoffman, Jr.
     Alexander C. Kemper*       Director
_______________________________
      Alexander C. Kemper
     R. Crosby Kemper III*      Director
_______________________________
     R. Crosby Kemper III
    Daniel N. League, Jr.*      Director
_______________________________
     Daniel N. League, Jr.
                                Director
_______________________________
      William J. McKenna
                                Director
_______________________________
         Roy E. Mayes
      John H. Mize, Jr.*        Director
_______________________________
       John H. Mize, Jr.
                                Director
_______________________________
       Mary Lynn Oliver
                                Director
_______________________________
        W. L. Orscheln

     Herman R. Sutherland*      Director
_______________________________
     Herman R. Sutherland

        Alan W. Rolley*         Director
_______________________________
        Alan W. Rolley

     E. Jack Webster, Jr.*      Director
_______________________________
     E. Jack Webster, Jr.

      Joseph F. Ruysser*        Director
_______________________________
       Joseph F. Ruysser

       John E. Williams*        Director
_______________________________
       John E. Williams

      Thomas D. Sanders*        Director
_______________________________
       Thomas D. Sanders




      */s/ R. Crosby Kemper
-------------------------------------
          R. Crosby Kemper
 Attorney-in-Fact for each director

Date: March 24, 1995

                           UMB FINANCIAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                      PAGES
                                                                      -----
Consolidated Balance Sheet........................................     A-2
Consolidated Statement of Income..................................     A-3
Consolidated Statement of Cash Flows..............................     A-4
Consolidated Statement of Shareholders' Equity....................     A-5
Notes to Financial Statements..................................... A-6 to A-23
Independent Auditors' Report......................................     A-24
Selected Financial Data ("Five-Year Financial Summary")...........     A-25
Management's Discussion and Analysis of Financial Condition and
 Results of Operations ("Financial Review")....................... A-26 to A-46

                           UMB FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                       DECEMBER 31
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
ASSETS
Loans:
 Commercial, financial and agricultural....  $1,135,827  $1,103,306  $  806,085
 Consumer..................................     688,672     591,383     427,967
 Real estate...............................     444,565     466,157     250,339
 Leases....................................       2,157       1,627       1,930
 Unearned interest.........................      (1,604)     (2,712)     (3,273)
 Allowance for loan losses.................     (32,527)    (35,590)    (24,456)
                                             ----------  ----------  ----------
 Net loans.................................  $2,237,090  $2,124,171  $1,458,592
Securities available for sale:
 U.S. Treasury and agencies................  $2,211,711  $2,615,783  $2,084,616
 Mortgage-backed...........................      55,477      73,472          --
 Equity and other..........................       8,025      10,957       7,364
                                             ----------  ----------  ----------
 Total securities available for sale (mar-
  ket value 1992--$2,099,087)..............  $2,275,213  $2,700,212  $2,091,980
Investment securities:
 Mortgage-backed...........................  $   86,278  $       --  $       --
 State and political subdivisions..........     298,556     278,944     201,458
                                             ----------  ----------  ----------
 Total investment securities (market value
  of $373,644, $282,346 and $205,185,
  respectively)............................  $  384,834  $  278,944  $  201,458
Federal funds sold.........................     289,414      75,994     144,375
Securities purchased under agreements to
 resell....................................     244,685     263,181     222,740
Trading securities and other...............      30,982      83,746      39,021
                                             ----------  ----------  ----------
 Total earning assets......................  $5,462,218  $5,526,248  $4,158,166
Cash and due from banks....................     770,813     666,368     612,829
Bank premises and equipment, net...........     130,261     128,898     105,108
Accrued income.............................      81,219      72,551      53,881
Premiums on and intangibles of purchased
 banks.....................................      78,091      85,286      24,654
Other assets...............................      76,418      49,475      48,549
                                             ----------  ----------  ----------
 Total assets..............................  $6,599,020  $6,528,826  $5,003,187
                                             ==========  ==========  ==========
LIABILITIES
Deposits:
 Noninterest-bearing demand................  $1,570,478  $1,488,278  $1,053,204
 Interest-bearing demand and savings.......   2,421,149   2,364,341   1,807,346
 Time deposits under $100,000..............     949,728   1,058,354     811,961
 Time deposits of $100,000 or more.........     191,479     250,756     170,655
                                             ----------  ----------  ----------
 Total deposits............................  $5,132,834  $5,161,729  $3,843,166
Federal funds purchased....................     139,800      26,210     131,000
Securities sold under agreements to repur-
 chase.....................................     661,203     598,872     529,837
Short-term debt............................         872       1,453       1,583
Long-term debt.............................      46,330      51,529      33,531
Accrued expenses and taxes.................      38,638      56,754      35,912
Other liabilities..........................      22,037      45,636      28,479
                                             ----------  ----------  ----------
 Total liabilities.........................  $6,041,714  $5,942,183  $4,603,508
                                             ----------  ----------  ----------
SHAREHOLDERS' EQUITY
Common stock, $1.00 par. Authorized
 23,000,000 shares. 20,677,558; 20,818,938;
 and 16,263,689 shares issued, respective-
 ly........................................  $   20,678  $  236,579  $  184,815
Capital surplus............................     442,606     167,368      63,046
Retained earnings..........................     182,159     208,557     180,502
Net unrealized gain (loss) on securities
 available for sale........................     (35,211)     14,333          --
Treasury stock 1,676,451; 1,300,346; and
 1,003,700 shares, at cost, respectively...     (52,926)    (40,194)    (28,684)
                                             ----------  ----------  ----------
 Total shareholders' equity................  $  557,306  $  586,643  $  399,679
                                             ----------  ----------  ----------
 Total liabilities and shareholders' equi-
  ty.......................................  $6,599,020  $6,528,826  $5,003,187
                                             ==========  ==========  ==========

             See Notes to Financial Statements, pages A-6 to A-23.

                           UMB FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                    YEAR ENDED DECEMBER 31
                                               --------------------------------
                                                  1994       1993       1992
                                               ---------- ---------- ----------
                                                (IN THOUSANDS EXCEPT SHARE AND
                                                       PER SHARE DATA)
INTEREST INCOME
Loans........................................  $  171,905 $  142,713 $  119,288
Securities available for sale................     121,943    116,044         --
Investment securities:
 Taxable interest............................  $      954 $       -- $  102,051
 Tax-exempt interest.........................      11,743     11,656     12,496
 Dividends...................................          --         --        407
                                               ---------- ---------- ----------
 Total investment securities income..........  $   12,697 $   11,656 $  114,954
Federal funds and resell agreements..........      13,626      9,888     14,720
Trading securities and other.................       3,089      2,914      4,405
                                               ---------- ---------- ----------
 Total interest income.......................  $  323,260 $  283,215 $  253,367
                                               ---------- ---------- ----------
INTEREST EXPENSE
Deposits.....................................  $  106,958 $   99,127 $  103,023
Federal funds and repurchase agreements......      25,057     16,155     16,180
Short-term debt..............................          33         29      1,036
Long-term debt...............................       4,016      4,407      3,547
                                               ---------- ---------- ----------
 Total interest expense......................  $  136,064 $  119,718 $  123,786
                                               ---------- ---------- ----------
Net interest income..........................  $  187,196 $  163,497 $  129,581
Provision for loan losses....................       2,640      3,332      2,981
                                               ---------- ---------- ----------
 Net interest income after provision.........  $  184,556 $  160,165 $  126,600
                                               ---------- ---------- ----------
NONINTEREST INCOME
Trust fees...................................  $   34,992 $   32,048 $   27,334
Securities processing........................      12,460     13,341     13,715
Trading and investment banking...............       9,932     13,629     12,503
Service charges on deposit accounts..........      32,855     30,168     24,067
Other service charges and fees...............      15,614     14,101      9,748
Bankcard fees................................      27,412     22,440     18,263
Net security gains...........................       3,632      1,607      5,305
Other........................................       6,521      4,727      2,527
                                               ---------- ---------- ----------
 Total noninterest income....................  $  143,418 $  132,061 $  113,462
                                               ---------- ---------- ----------
NONINTEREST EXPENSE
Salaries and employee benefits...............  $  120,073 $  106,329 $   87,857
Occupancy, net...............................      15,096     14,809     12,180
Equipment....................................      20,727     20,319     15,756
Supplies and services........................      19,189     17,448     14,492
Bankcard processing..........................      22,675     18,660     15,991
Marketing and business development...........      15,572     13,563     10,567
FDIC and regulatory fees.....................      12,225     10,955      8,568
Amortization of intangibles of purchased
 banks.......................................       7,128      5,241      2,196
Other........................................      24,890     23,653     17,340
                                               ---------- ---------- ----------
 Total noninterest expense...................  $  257,575 $  230,977 $  184,947
                                               ---------- ---------- ----------
Income before income taxes...................  $   70,399 $   61,249 $   55,115
Income tax provision.........................      22,585     20,130     15,748
                                               ---------- ---------- ----------
 Net income..................................  $   47,814 $   41,119 $   39,367
                                               ========== ========== ==========
Per Share Data
Net income...................................  $     2.49 $     2.34 $     2.59
Dividends....................................  $     0.76 $     0.73 $     0.73
Average shares outstanding...................  19,205,787 17,619,302 15,180,217

             See Notes to Financial Statements, pages A-6 to A-23.

                           UMB FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31
                                              ---------------------------------
                                                1994        1993        1992
                                              ---------  ----------  ----------
                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income.................................  $  47,814  $   41,119  $   39,367
 Adjustments to reconcile net income to net
  cash provided by (used in) operating ac-
  tivities:
 Provision for loan losses..................      2,640       3,332       2,981
 Depreciation and amortization..............     22,291      19,222      13,966
 Deferred income taxes and investment tax
  credits...................................        387        (225)      2,781
 Net (increase) decrease in trading securi-
  ties......................................     42,860     (34,731)     55,390
 Gains on sales of:
  Investment securities.....................         --         (17)     (5,845)
  Securities available for sale.............     (3,719)     (1,598)         --
 Losses on sales of:
  Investment securities.....................         --          --         540
  Securities available for sale.............         87           8          --
 Amortization of securities premium, net of
  discount accretion........................     44,368      36,853      28,958
 (Increase) decrease in interest receivable.     (8,668)     (6,334)      3,456
 Increase (decrease) in interest payable....      1,489         311      (6,228)
 Other, net.................................    (21,903)      2,581      (6,534)
                                              ---------  ----------  ----------
 Net cash provided by operating activities..  $ 127,646  $   60,521  $  128,832
                                              ---------  ----------  ----------
INVESTING ACTIVITIES
 Proceeds from sales of:
 Investment securities......................  $      --  $      697  $1,114,719
 Securities available for sale..............    150,570     225,587          --
 Proceeds from maturities of:
 Investment securities......................    133,721     131,723   1,604,693
 Securities available for sale..............    844,237     654,769          --
 Purchases of:
 Investment securities......................   (242,492)   (158,018) (3,244,086)
 Securities available for sale..............   (687,722) (1,025,388)         --
 Net increase in loans......................   (115,559)   (146,800)   (125,756)
 Net (increase) decrease in federal funds
  sold and resell agreements................   (194,924)    113,147     177,257
 Purchases of bank premises and equipment...    (16,741)    (12,804)    (19,342)
 Proceeds from sales of bank premises and
  equipment.................................        216         811         646
 Purchases of financial organizations, net
  of cash received..........................         --      57,211      (8,572)
                                              ---------  ----------  ----------
 Net cash used in investing activities......  $(128,684) $ (159,065) $ (500,441)
                                              ---------  ----------  ----------
FINANCING ACTIVITIES
 Net increase in demand and savings depos-
  its.......................................  $ 130,852  $  400,373  $  513,271
 Net decrease in time deposits..............   (167,903)   (131,946)   (133,796)
 Net increase (decrease) in federal funds
  purchased and repurchase agreements.......    175,921    (115,439)    (87,121)
 Net decrease in short-term debt............       (581)       (689)    (48,964)
 Proceeds from issuance of long-term debt...         --      25,000          --
 Repayments of long-term debt...............     (5,199)     (7,801)     (8,695)
 Cash dividends.............................    (14,669)    (13,064)    (11,042)
 Purchases of treasury stock................    (13,318)     (4,859)     (1,722)
 Proceeds from issuance of treasury stock...        380         508         393
                                              ---------  ----------  ----------
 Net cash provided by financing activities..  $ 105,483  $  152,083  $  222,324
                                              ---------  ----------  ----------
Increase (decrease) in cash and due from
 banks......................................  $ 104,445  $   53,539  $ (149,285)
Cash and due from banks at beginning of
 year.......................................    666,368     612,829     762,114
                                              ---------  ----------  ----------
Cash and due from banks at end of year......  $ 770,813  $  666,368  $  612,829
                                              =========  ==========  ==========
Supplemental disclosures:
 Income taxes paid..........................  $  27,983  $   20,833  $   13,259
 Total interest paid........................    134,575     119,407     130,014

--------
Note: Certain noncash transactions regarding the adoption of SFAS No. 115 and common stock issued for acquisitions are disclosed in the accompanying financial statements and notes to financial statements.

             See Notes to Financial Statements, pages A-6 to A-23.

                           UMB FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                           COMMON   CAPITAL   RETAINED      NET UNREALIZED     TREASURY
                           STOCK    SURPLUS   EARNINGS  HOLDING GAINS (LOSSES)  STOCK
                          --------  --------  --------  ---------------------  --------
                                               (IN THOUSANDS)
Balance -- January 1,
 1992...................  $184,815  $ 63,353  $152,177        $     --         $(27,662)
Net income..............        --        --    39,367              --               --
Cash dividends ($0.73
 per share).............        --        --   (11,042)             --               --
Purchase of treasury
 stock..................        --        --        --              --           (1,722)
Exercise of stock op-
 tions..................        --      (307)       --              --              700
                          --------  --------  --------        --------         --------
Balance -- December 31,
 1992...................  $184,815  $ 63,046  $180,502        $     --         $(28,684)
Net income..............        --        --    41,119              --               --
Cash dividends ($0.73
 per share).............        --        --   (13,064)             --               --
Issuance of common stock
 for acquisitions, net..    51,764   104,642        --              --           (7,478)
Purchase of treasury
 stock..................        --        --        --              --           (4,859)
Exercise of stock op-
 tions..................        --      (320)       --              --              827
Net unrealized gain on
 securities available
 for sale...............        --        --        --          14,333               --
                          --------  --------  --------        --------         --------
Balance -- December 31,
 1993...................  $236,579  $167,368  $208,557        $ 14,333         $(40,194)
Net income..............        --        --    47,814              --               --
Cash dividends ($0.76
 per share).............        --        --   (14,669)             --               --
Adjust stock par value..  (217,652)  217,652        --              --               --
Stock dividend (10%)....     1,751    57,792   (59,543)             --               --
Purchase of treasury
 stock..................        --        --        --              --          (13,318)
Exercise of stock op-
 tions..................        --      (206)       --              --              586
Net unrealized loss on
 securities available
 for sale...............        --        --        --         (49,544)              --
                          --------  --------  --------        --------         --------
Balance -- December 31,
 1994...................  $ 20,678  $442,606  $182,159        $(35,211)        $(52,926)
                          ========  ========  ========        ========         ========



             See Notes to Financial Statements, pages A-6 to A-23.

                           UMB FINANCIAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

  The accounting policies of UMB Financial Corporation and its subsidiaries conform to generally accepted accounting principles applicable to the banking industry. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

  The adequacy of the allowance for loan losses is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured and determination of the existence and realizable value of the collateral and guarantees securing such loans. The actual losses, notwithstanding such considerations, however, could differ significantly from the amounts estimated by management.

  SECURITIES AVAILABLE FOR SALE -- Effective December 31, 1992, the company classified certain debt securities as securities available for sale. These securities are considered part of the company's asset/liability management program that may be sold in response to changes in interest rates, prepayments, or capital or liquidity needs.

  Debt securities available for sale include principally U.S. Treasury and agency securities and certain mortgage-backed securities. Until December 31, 1993, securities available for sale were carried at the lower of aggregate amortized cost or market value.

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

                           UMB FINANCIAL CORPORATION

  Prior to the adoption of SFAS No. 115, marketable equity securities, owned primarily by the parent company, were carried at the lower of aggregate cost or market value.

  INVESTMENT SECURITIES -- Investment securities are carried at amortized historical cost based on management's intention, and the Company's ability, to hold them to maturity. The Company classifies securities of state and political subdivisions and a portion of its mortgage-backed securities portfolio as investment securities. Certain significant unforeseeable changes in circumstances may cause a change in the intent to hold these securities to maturity. For example, such changes may include a deterioration in the issuer's creditworthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

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

  PER SHARE DATA -- Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. All per share presentations have been restated to give effect to the 10% stock dividend paid July 1, 1994, to the shareholders of record June 14, 1994. The dilutive effect of shares issuable under stock options granted by the Company is immaterial.

  RECLASSIFICATIONS -- Certain reclassifications were made to the 1993 and 1992 financial statements to conform to the current year presentation.

  INDUSTRY SEGMENT REPORTING -- The Company operates principally in a single business segment offering general commercial banking services.

ACCOUNTING CHANGES

  EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS -- The Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This Statement, effective for fiscal years beginning after December 15, 1993, establishes accounting standards for employers who provide certain benefits to former or inactive employees after employment but before retirement. The Company does not provide any such postemployment benefits and, consequently, adoption of this Statement did not affect its financial position or results of operations.

  ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- The Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement, which becomes effective for fiscal years beginning after December 15, 1994, will require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. In October 1994, SFAS No. 118 was issued as an amendment to SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The impact of the Statements on the Company has not yet been fully determined; the effects are not expected to be significant to the consolidated financial statements.

                           UMB FINANCIAL CORPORATION

  REPORTING ON DERIVATIVE FINANCIAL INSTRUMENTS -- The Financial Accounting Standards Board issued SFAS No. 119, which requires disclosures concerning derivative financial instruments--futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. This statement requires disclosures of amounts, nature, and terms of derivative financial instruments that do not result in off-balance sheet risk of accounting loss. It requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. It also amends SFAS Nos. 105 and 107 requiring distinctions in certain disclosures required by those statements. This statement has been adopted for the year ending December 31, 1994.

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

ACQUISITIONS

  On January 23, 1992, the Company acquired Columbine National Bank, Denver, Colorado (renamed UMB Columbine National Bank). The Company paid $9.1 million in cash for all the shares of the bank's holding company, The Village Corporation, as well as the minority holdings of bank stock. The acquisition of this $62 million bank was recorded as a purchase, with $2.0 million recorded as premium on purchased bank. On October 19, 1994, UMB Columbine National Bank was merged into UMB Bank Colorado.

                           UMB FINANCIAL CORPORATION

  As of June 25, 1993, the Company had consummated the acquisitions of eight Kansas bank holding companies (the "Kansas banks"). During 1994, these Kansas banks were merged to form two banks, UMB National Bank of America and UMB Bank Kansas. The eight companies and their subsidiary banks are presented below:

                                                         NUMBER OF
                                                          COMPANY
 ACQUISITION           COMPANY/            ASSETS AS OF    SHARES
    DATE           SUBSIDIARY BANKS        ACQUISITION  ISSUED (NET)   CASH
 -----------       ----------------        ------------ -----------  ---------
                                               (IN                      (IN
                                             MILLIONS)               THOUSANDS)
 3/26/93     Farmers Bancshares, Inc....      $   57       168,898    $ 2,329
              Farmers National Bank
 4/30/93     NBA Bankshares, Inc........         125       276,497      4,986
              The National Bank of
              America
 5/14/93     M L Bancshares, Inc........         159       308,578      6,620
              Russell State Bank
              Security State Bank
 5/17/93     Highland Bancshares, Inc...         103       265,754      2,299
              Highland Park Bank & Trust
 5/17/93     North Plaza Bancshares,              43            --      7,433
              Inc.......................
              North Plaza State Bank
 5/28/93     BellCorp, Inc..............         110       373,951      2,894
              Citizens Bank & Trust Co.
 6/14/93     Overland Park Bancshares,           188     1,021,580         --
              Inc.......................
              Overland Park State Bank &
              Trust Co.
 6/25/93     CNB Financial Corporation..         504     1,526,770         --
              Commercial National Bank
              City National Bank
              First Bank & Trust, N.A.
              Security State Bank
                                              ------     ---------    -------
             Total......................      $1,289     3,942,028    $26,561
                                              ======     =========    =======

  The cash portion of the purchase prices was obtained principally through the issuance of debt by the Company. On February 24, 1993, the Company issued $10,000,000 in medium-term notes due 2000 at 6.81% and $15,000,000 in medium-term notes due 2003 at 7.30%.

  The acquisitions of the Kansas banks have been accounted for by the Company under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," as amended. Under this method of accounting, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values, including applicable income tax effects, at the effective dates of the acquisitions. Income of the combined company does not include income of the acquired companies prior to the effective dates of the acquisitions.

                           UMB FINANCIAL CORPORATION

  The following table presents supplementary information regarding the acquisitions of the Kansas banks (in thousands):

Fair values of assets acquired:
Securities.......................................................... $  529,111
Net loans...........................................................    522,111
Federal funds sold and resell agreements............................     85,207
Core deposit intangible.............................................     12,756
Other...............................................................    140,108
                                                                     ----------
  Total............................................................. $1,289,293
                                                                     ----------
Fair values of liabilities assumed:
Deposits............................................................ $1,062,992
Federal funds purchased and repurchase agreements...................     74,984
Borrowed funds......................................................      6,103
Other...............................................................     19,190
                                                                     ----------
  Total............................................................. $1,163,269
                                                                     ----------
Fair value of net assets acquired................................... $  126,024
                                                                     ----------
Purchase prices of acquisitions:
Issuance of common stock (net of treasury stock acquired)........... $  148,928
Cash paid...........................................................     26,561
Direct costs of acquisitions........................................        963
Previous investments in institutions acquired.......................      1,506
                                                                     ----------
  Total purchase prices............................................. $  177,958
                                                                     ----------
Goodwill (excess of purchase prices over fair value of net assets
 acquired).......................................................... $   51,934
                                                                     ==========

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

                                                            YEAR ENDED DECEMBER
                                                                    31
                                                           ---------------------
                                                              1993       1992
                                                           ---------- ----------
                                                           (IN THOUSANDS EXCEPT
                                                              PER SHARE DATA)
Net interest income....................................... $  180,663 $  170,957
Noninterest income........................................    137,937    130,060
Net income................................................     44,715     43,656
Net income per share......................................       2.30       2.24

                           UMB FINANCIAL CORPORATION

ALLOWANCE FOR LOAN LOSSES

  The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 1994 (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1994     1993     1992
                                                     -------  -------  -------
Allowance -- beginning of year...................... $35,590  $24,456  $26,241
Allowances of acquired banks........................      --   12,076      207
Additions (deductions):
 Charge-offs........................................ $(8,269) $(7,135) $(6,548)
 Recoveries.........................................   2,566    2,861    1,575
                                                     -------  -------  -------
  Net charge-offs................................... $(5,703) $(4,274) $(4,973)
Provision charged to expense........................   2,640    3,332    2,981
                                                     -------  -------  -------
Allowance -- end of year............................ $32,527  $35,590  $24,456
                                                     =======  =======  =======

SECURITIES AVAILABLE FOR SALE

  The table below provides detailed information for securities available for sale at December 31, 1994, 1993 and 1992 (in thousands):

                                                     DECEMBER 31
                                     -------------------------------------------
                                     AMORTIZED  UNREALIZED UNREALIZED
                                        COST      GAINS      LOSSES   FAIR VALUE
                                     ---------- ---------- ---------- ----------
1994
U.S. Treasury....................... $2,197,912  $    76    $(55,571) $2,142,417
U.S. Agencies.......................     69,774      115        (595)     69,294
Mortgage-backed.....................     57,969       57      (2,549)     55,477
Federal Reserve Bank Stock..........      3,656       --          --       3,656
Equity..............................      2,764    1,544         (60)      4,248
Other...............................        121       --          --         121
                                     ----------  -------    --------  ----------
 Total.............................. $2,332,196  $ 1,792    $(58,775) $2,275,213
                                     ==========  =======    ========  ==========
1993
U.S. Treasury....................... $2,518,436  $23,457    $ (2,414) $2,539,479
U.S. Agencies.......................     76,585       --        (281)     76,304
Mortgage-backed.....................     73,293      328        (149)     73,472
Federal Reserve Bank Stock..........      4,620       --          --       4,620
Equity..............................      3,940    2,187         (60)      6,067
Other...............................        270       --          --         270
                                     ----------  -------    --------  ----------
 Total.............................. $2,677,144  $25,972    $ (2,904) $2,700,212
                                     ==========  =======    ========  ==========
1992
U.S. Treasury....................... $2,011,264  $ 6,184    $ (2,727) $2,014,721
U.S. Agencies.......................     73,352       68         (46)     73,374
Federal Reserve Bank Stock..........      1,702       --          --       1,702
Equity..............................      5,352    3,717         (60)      9,009
Other...............................        310       --         (29)        281
                                     ----------  -------    --------  ----------
 Total.............................. $2,091,980  $ 9,969    $ (2,862) $2,099,087
                                     ==========  =======    ========  ==========

  Investment securities with a market value of $1,190,000 at December 31, 1994, $5,356,000 at December 31, 1993, and $3,139,000 at December 31, 1992, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

                           UMB FINANCIAL CORPORATION

  The following table presents contractual maturity information for securities available for sale at December 31, 1994. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Due in 1 year or less.................................... $  877,317 $  869,330
Due after 1 year through 5 years.........................  1,389,902  1,341,914
Due after 5 years through 10 years.......................        467        467
Due after 10 years.......................................         --         --
                                                          ---------- ----------
 Total................................................... $2,267,686 $2,211,711
                                                          ---------- ----------
Mortgage-backed securities...............................     57,969     55,477
Equity securities and other..............................      6,541      8,025
                                                          ---------- ----------
 Total securities available for sale..................... $2,332,196 $2,275,213
                                                          ========== ==========

  Securities available for sale with a market value of $1,476,231,000 at December 31, 1994, $1,554,257,000 at December 31, 1993, and $858,175,000 at
December 31,1992, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

  During 1994, proceeds from the sales of securities available for sale were $150,570,000 and securities transactions resulted in gross realized gains of $3,719,000 and gross realized losses of $87,000.

  The net unrealized holding loss on trading securities at December 31, 1994, was $39,000, and was included in trading and investment banking income.

INVESTMENT SECURITIES

  The table below provides detailed information for investment securities at December 31, 1994, 1993 and 1992 (in thousands):

                                                      DECEMBER 31
                                        ----------------------------------------
                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
                                          COST      GAINS      LOSSES    VALUE
1994                                    --------- ---------- ---------- --------
Mortgage-backed........................ $ 86,278    $   --    $ (5,341) $ 80,938
State and political subdivisions.......  298,556       823      (6,672)  292,706
                                        --------    ------    --------  --------
  Total................................ $384,834    $  823    $(12,013) $373,644
                                        ========    ======    ========  ========
1993
State and political subdivisions....... $278,944    $4,111    $   (709) $282,346
                                        ========    ======    ========  ========
1992
State and political subdivisions....... $201,458    $4,207    $   (480) $205,185
                                        ========    ======    ========  ========

                           UMB FINANCIAL CORPORATION

  The following table presents contractual maturity information for investment securities at December 31, 1994. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
                                                               (IN THOUSANDS)
Due in 1 year or less....................................... $ 99,081  $ 98,564
Due after 1 year through 5 years............................  243,800   235,357
Due after 5 years through 10 years..........................   41,485    39,270
Due after 10 years..........................................      468       453
                                                             --------  --------
  Total investment securities............................... $384,834  $373,644
                                                             ========  ========

  There were no sales of investment securities during 1994. Proceeds from sales of investment securities and gross realized gains and gross realized losses on such sales for 1993 and 1992 are presented below (in thousands):

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                ---------------
                                                                1993    1992
                                                                ---- ----------
Proceeds from sales of:
 Debt securities............................................... $697 $1,114,377
 Equity securities.............................................   --        342
                                                                ---- ----------
  Total proceeds............................................... $697 $1,114,719
                                                                ==== ==========
Gross realized gains from sales of:
 Debt securities............................................... $ 17 $    5,832
 Equity securities.............................................   --         13
                                                                ---- ----------
  Total gross realized gains................................... $ 17 $    5,845
                                                                ==== ==========
Gross realized losses from sales of:
 Debt securities............................................... $ -- $      540
                                                                ---- ----------
  Total gross realized losses.................................. $ -- $      540
                                                                ==== ==========

COMMON STOCK

  The following table summarizes the share transactions for the three years ended December 31, 1994:

                                                            SHARES   SHARES IN
                                                            ISSUED    TREASURY
                                                          ---------- ----------
Balance -- January 1, 1992............................... 14,785,172   (985,574)
 Purchase of treasury stock..............................         --    (43,071)
 Issued in stock options.................................         --     24,945
                                                          ---------- ----------
Balance -- December 31, 1992............................. 14,785,172 (1,003,700)
 Issued (received) in acquisitions.......................  4,141,135   (199,107)
 Purchase of treasury stock..............................         --   (126,996)
 Issued in stock options.................................         --     29,457
                                                          ---------- ----------
Balance -- December 31, 1993............................. 18,926,307 (1,300,346)
 Stock dividend (10%)....................................  1,751,251         --
 Purchase of treasury stock..............................         --   (396,984)
 Issued in stock options.................................         --     20,879
                                                          ---------- ----------
Balance -- December 31, 1994............................. 20,677,558 (1,676,451)
                                                          ========== ==========

                           UMB FINANCIAL CORPORATION

LOANS TO MANAGEMENT

  Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons. In addition, all such loans are current as to repayment terms. For the years 1994, 1993 and 1992, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

                                                   YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                  1994       1993       1992
                                                ---------  ---------  ---------
Balance -- beginning of year................... $ 111,921  $ 142,880  $ 123,487
 New loans.....................................   458,400    377,601    311,277
 Repayments....................................  (411,991)  (408,560)  (291,884)
                                                ---------  ---------  ---------
Balance -- end of year......................... $ 158,330  $ 111,921  $ 142,880
                                                =========  =========  =========

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on an accelerated method. Bank premises are depreciated over a 20- to 40-year life span, while equipment is depreciated over a life span of 3 to 20 years. Bank premises and equipment consisted of the following (in thousands):

                                                         DECEMBER 31
                                                -------------------------------
                                                  1994       1993       1992
                                                ---------  ---------  ---------
Land........................................... $  29,873  $  27,622  $  22,296
Buildings and leasehold improvements...........   134,401    133,651    102,609
Equipment......................................   122,025    111,571     92,279
                                                ---------  ---------  ---------
                                                $ 286,299  $ 272,844  $ 217,184
Accumulated depreciation.......................  (156,038)  (143,946)  (112,076)
                                                ---------  ---------  ---------
Bank premises and equipment, net............... $ 130,261  $ 128,898  $ 105,108
                                                =========  =========  =========

  Consolidated rental and operating lease expenses were $2,522,000 in 1994, $2,932,000 in 1993 and $2,422,000 in 1992. Minimum rental commitments as of December 31, 1994, for all noncancelable operating leases are: 1995 --
$2,265,000; 1996 -- $2,281,000; 1997 -- $2,054,000; 1998 -- $2,022,000; 1999 --
$1,787,000; and thereafter -- $10,793,000.

BORROWED FUNDS

  The components of the Company's short-term and long-term debt were as follows
(in thousands):

                                                         DECEMBER 31
                                                -------------------------------
                                                  1994       1993       1992
                                                ---------  ---------  ---------
SHORT-TERM DEBT
U.S. Treasury demand notes and other........... $     872  $   1,453  $   1,583
                                                ---------  ---------  ---------
LONG-TERM DEBT
6.81% senior notes due 2000.................... $  10,000  $  10,000  $      --
7.30% senior notes due 2003....................    15,000     15,000         --
8.83% senior notes due 1996....................       890      4,462     10,712
9.15% senior notes due 1999....................    15,000     15,000     15,000
7.50% notes maturing serially through 1997.....     4,639      6,186      7,732
8.00% note maturing serially through 2000......       724        799         --
7.50% note maturing serially through 2015......        77         82         87
                                                ---------  ---------  ---------
  Total long-term debt......................... $  46,330  $  51,529  $  33,531
                                                ---------  ---------  ---------
  Total borrowed funds......................... $  47,202  $  52,982  $  35,114
                                                =========  =========  =========

                           UMB FINANCIAL CORPORATION

  Long-term debt represents direct, unsecured obligations of the parent company. The senior notes due 2000 and 2003 cannot be redeemed prior to stated maturity. The senior notes due 1996 require annual redemptions of $3,572,000. Optional prepayments without premiums were made on the senior notes due 1996 of $2,678,000 in 1993 and $3,572,000 in 1992. The senior notes due 1999 require annual redemptions of $3,000,000 beginning in 1995. The 7.50% notes that mature in 1997 require annual principal payments of $1,546,000. The senior notes contain financial covenants relating to the issuance of additional debt, payment of dividends, reacquisition of common stock and maintenance of minimum tangible capital. Under the most restrictive covenant, approximately $90,226,000 was available for the payment of dividends at December 31, 1994.

  The Company enters into sales of securities with simultaneous agreements to repurchase ("repurchase agreements"). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheet. The amount outstanding at December 31, 1994, was $661,203,000 (with accrued interest payable of $1,591,000). Of that amount, $140,341,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements ("resell agreements"). The remainder of $520,862,000 represented sales of U.S. Treasury securities obtained from the Company's securities portfolio. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows (amounts in thousands):

                                             SECURITIES                 WEIGHTED
                                          -----------------             AVERAGE
MATURITY OF THE                           CARRYING  MARKET  REPURCHASE  INTEREST
REPURCHASE LIABILITIES                     AMOUNT   VALUE   LIABILITIES   RATE
----------------------                    -------- -------- ----------- --------
On demand................................ $316,590 $319,853  $316,876     4.86%
2 to 30 days.............................  133,250  136,172   127,529     4.86
31 to 90 days............................   25,372   25,853    24,465     5.33
Over 90 days.............................   52,084   52,492    51,992     5.32
                                          -------- --------  --------     ----
 Total................................... $527,296 $534,370  $520,862     4.92%
                                          ======== ========  ========     ====

REGULATORY REQUIREMENTS

  Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, state banks that are Federal Reserve members and state banks in Colorado, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state banks in Missouri, Kansas and Illinois are subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 1994, approximately $38,629,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

  The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1994, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 16.76% and 17.85%, respectively. The Company's leverage ratio at December 31, 1994, was 7.89%.

  Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 1994, this amount averaged $125,294,000.

                           UMB FINANCIAL CORPORATION

EMPLOYEE BENEFITS

  The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all officers and employees of the Company and its subsidiaries. Contributions to these plans for the years 1994, 1993 and 1992 were $3,983,000, $3,542,000 and $3,317,000, respectively.

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

  The pension plan was amended in January 1995 whereby the plan would not accept any new participants. This change was made with consideration given to discontinuing the current plan at a future date. New employees of the Company that are not eligible to participate in the pension plan will receive a partial matching contribution to the qualified 401(k) plan, as amended.

  The following items are components of the net periodic pension expense (income) for the three years ended December 31, 1994 (in thousands):

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1994     1993     1992
                                                      -------  -------  -------
Service costs -- benefits earned during the year..... $ 1,998  $ 1,463  $ 1,210
Interest cost on projected benefit obligation........   2,100    2,059    1,899
Actual return on plan assets.........................      70   (2,208)  (3,810)
Net amortization and deferral........................  (3,343)  (1,626)     (52)
                                                      -------  -------  -------
  Net periodic pension expense (income).............. $   825  $  (312) $  (753)
                                                      =======  =======  =======

  Assumptions used in accounting for the plan were as follows:

                                                       1994     1993     1992
                                                      -------  -------  -------
Weighted average discount rate.......................    7.50%    7.50%    8.00%
Rate of increase in future compensation levels.......    4.25     4.25     5.50
Expected long-term rate of return on assets..........    8.00     8.00     8.50

  The following table sets forth the pension plan's funded status, using valuation dates of September 30, 1994, 1993 and 1992 (in thousands):

                                                     1994      1993      1992
                                                   --------  --------  --------
Actuarial present value of benefit obligation:
 Vested benefits.................................  $(24,395) $(20,177) $(17,693)
 Nonvested benefits..............................    (1,198)   (1,027)     (898)
                                                   --------  --------  --------
 Accumulated benefit obligation..................  $(25,593) $(21,204) $(18,591)
 Additional benefits based on estimated future
  salary levels..................................    (6,677)   (7,804)   (6,292)
                                                   --------  --------  --------
  Projected benefit obligation...................  $(32,270) $(29,008) $(24,883)
Plan assets at fair value, primarily U.S. obliga-
 tions...........................................    31,874    34,701    35,205
                                                   --------  --------  --------
Plan assets in excess (deficiency) of projected
 benefit obligation..............................  $   (396) $  5,693  $ 10,322
Unrecognized net loss from past experience dif-
 ferent from that assumed........................    10,120     6,028     2,133
Prior service cost not yet recognized in net pe-
 riodic pension cost.............................       361       260       284
Unrecognized net transition asset being recog-
 nized over 10.66 years..........................    (2,848)   (3,919)   (4,990)
                                                   --------  --------  --------
Prepaid pension cost included in other assets....  $  7,237  $  8,062  $  7,749
                                                   ========  ========  ========

                           UMB FINANCIAL CORPORATION

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

  Activity in the 1992 Plan for the three years ended December 31, 1994, is summarized in the following table:

                                                     NUMBER OF   OPTION PRICE
STOCK OPTIONS UNDER THE 1992 PLAN                     SHARES      PER SHARE
---------------------------------                    --------- ----------------
Outstanding -- January 1, 1992......................      --                 --
 Granted............................................  16,115   $33.63 to $37.00
                                                      ------   ----------------
Outstanding -- December 31, 1992....................  16,115   $33.63 to $37.00
 Granted............................................  17,024    33.97 to  37.36
 Canceled...........................................    (440)             33.63
                                                      ------   ----------------
Outstanding -- December 31, 1993....................  32,699   $33.63 to $37.36
 Granted............................................  16,262    31.62 to  34.78
 Canceled...........................................  (4,620)   33.63 to  33.97
                                                      ------   ----------------
Outstanding -- December 31, 1994....................  44,341   $31.62 to $37.36
                                                      ======   ================
Exercisable -- December 31, 1994....................   5,214   $33.63 to $37.00

All figures have been restated to reflect the 10% stock dividend paid July 1, 1994.

  The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 1994, is summarized in the following table:

                                                      NUMBER OF   OPTION PRICE
STOCK OPTIONS UNDER THE 1981 PLAN                      SHARES      PER SHARE
---------------------------------                     --------- ----------------
Outstanding -- January 1, 1992.......................  192,521  $ 8.23 to $32.21
 Canceled............................................      (64)            21.15
 Exercised...........................................  (27,440)   8.23 to  24.27
                                                       -------  ----------------
Outstanding -- December 31, 1992.....................  165,017  $10.74 to $32.21
 Canceled............................................   (3,267)  21.23 to  29.27
 Exercised...........................................  (32,402)  10.74 to  26.24
                                                       -------  ----------------
Outstanding -- December 31, 1993.....................  129,348  $13.21 to $32.21
 Canceled............................................  (23,111)  18.67 to  26.64
 Exercised...........................................  (21,393)  13.21 to  28.85
                                                       -------  ----------------
Outstanding -- December 31, 1994.....................   84,844  $18.73 to $32.21
                                                       =======  ================
Exercisable -- December 31, 1994.....................   76,944  $18.73 to $32.21

All figures have been restated to reflect the 10% stock dividend paid July 1, 1994.

                           UMB FINANCIAL CORPORATION

COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For futures contracts, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These conditions generally include, but are not limited to, each customer being current as to repayment terms of existing loans and no deterioration in the customer's financial condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The interest rate is generally a variable, or floating, interest rate. If the commitment has a fixed interest rate, the rate is generally not set until such time as credit is extended. For its credit card customers, the Company has the right to change or terminate any terms or conditions of the credit card account at any time. Since a large portion of the commitments and unused credit card lines are never actually drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

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

  Futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. Instruments used in trading activities are carried at market value and gains and losses on futures contracts are settled in cash daily. Any changes in the market value are recognized in trading and investment banking income.

  The Company's use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. The contract amount of open positions in financial futures contracts at year end 1994 was $36 million. Open futures contract positions averaged $44.5 million

                           UMB FINANCIAL CORPORATION
during the year ended December 31, 1994. Net futures activity resulted in gains of $2.7 million for the year ended December 31, 1994.

  The Company also enters into foreign exchange contracts on a limited basis. For operating purposes the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. The Company had no open foreign exchange contracts at December 31, 1994. During 1994 contracts to purchase and to sell foreign currency averaged approximately $1.2 million. The gain or loss on these foreign exchange contracts for 1994 was not significant.

  With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado and Illinois. At December 31, 1994, the Company did not have any significant credit concentrations in any particular industry.

  In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of operations of the Company.

                                                        CONTRACT OR NOTIONAL
                                                         AMOUNT DECEMBER 31
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Financial instruments whose contract amounts repre-
 sent credit risk:
 Commitments to extend credit for loans (excluding
  credit card plans)...............................  $568,017 $592,395 $361,570
 Commitments to extend credit under credit card
  plans............................................   729,417  715,188  586,389
 Commercial letters of credit......................    16,047   17,281   26,588
 Standby letters of credit.........................    72,718   74,046   63,883
Financial instruments whose notional or contract
 amounts exceed the amount of credit risk:
 Futures contracts.................................  $ 36,000 $ 58,500 $ 10,700

                           UMB FINANCIAL CORPORATION

INCOME TAXES

  Income taxes as set forth below produce effective federal income tax rates of 29.78% in 1994, 30.17% in 1993 and 26.67% in 1992. These percentages are computed by dividing total federal income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

                                                       YEAR ENDED DECEMBER 31
                                                       -------------------------
                                                        1994     1993     1992
                                                       -------  -------  -------
Federal
Currently payable..................................... $19,512  $18,000  $11,557
Deferred..............................................     770     (232)   2,762
                                                       -------  -------  -------
  Total federal tax provision......................... $20,282  $17,768  $14,319
State
Currently payable.....................................   2,683    2,355    1,410
Deferred..............................................    (380)       7       19
                                                       -------  -------  -------
  Total tax provision................................. $22,585  $20,130  $15,748
                                                       =======  =======  =======
Tax effect of security gains included above........... $ 1,271  $   562  $ 1,804

  The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% in 1994 and 1993 and 34% in 1992 to income before income taxes is as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1994     1993     1992
                                                     -------  -------  -------
Provision at statutory rate......................... $24,640  $21,437  $18,739
Tax-exempt interest income..........................  (5,016)  (4,966)  (5,306)
Disallowed interest expense.........................     484      474      584
State and local income taxes, net of federal tax
 benefits...........................................   1,497    1,582      962
Amortization of intangibles of purchased banks......   1,881    1,420      680
Other...............................................    (901)     183       89
                                                     -------  -------  -------
  Total tax provision............................... $22,585  $20,130  $15,748
                                                     =======  =======  =======

  Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. The net deferred tax asset included in the consolidated balance sheet at December 31, 1992, was $2,273,000.

                           UMB FINANCIAL CORPORATION

  Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 1994 and 1993, were as follows (in thousands):

                                                              1994      1993
                                                            --------  --------
Deferred tax liabilities:
Net unrealized gain of securities available for sale....... $     --  $  8,735
Asset revaluations on purchased banks......................    6,557     8,130
Depreciation...............................................    5,269     5,001
Pension....................................................    2,765     3,078
Insurance..................................................    1,945        --
Tax allowance for loan losses..............................      823     1,484
Miscellaneous..............................................      165        54
                                                            --------  --------
  Total deferred tax liabilities........................... $ 17,524  $ 26,482
                                                            --------  --------
Deferred tax assets:
Net unrealized loss on securities available for sale....... $(21,771) $     --
Allowance for loan losses..................................  (12,349)  (13,480)
Miscellaneous..............................................     (849)     (333)
                                                            --------  --------
  Total deferred tax assets................................ $(34,969) $(13,813)
                                                            --------  --------
Net deferred tax liability (asset)......................... $(17,445) $ 12,669
                                                            ========  ========

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

  TRADING SECURITIES -- Fair values for trading securities (including financial futures), which also are the amounts recognized in the balance sheet, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

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

  DEPOSIT LIABILITIES -- The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 1994 and 1993. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

                           UMB FINANCIAL CORPORATION

  SHORT-TERM DEBT -- The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair values.

  LONG-TERM DEBT -- Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

  OTHER OFF-BALANCE-SHEET INSTRUMENTS -- The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year or these instruments or their fair value at year-end are significant to the Company's consolidated financial position.

  The estimated fair values of the Company's financial instruments at December 31, 1994, 1993, and 1992 are as follows (in millions):

                               1994               1993               1992
                         ------------------ ------------------ ------------------
                         CARRYING    FAIR   CARRYING    FAIR   CARRYING    FAIR
                          AMOUNT    VALUE    AMOUNT    VALUE    AMOUNT    VALUE
                         --------  -------- --------  -------- --------  --------
Financial assets:
 Cash and short-term in-
  vestments............. $1,305.0  $1,305.0 $1,005.6  $1,005.6 $  979.9  $  979.9
 Securities available
  for sale..............  2,275.2   2,275.2  2,700.2   2,700.2  2,092.0   2,099.1
 Investment securities..    384.8     373.6    278.9     282.4    201.5     205.2
 Trading securities.....     31.0      31.0     83.7      83.7     39.0      39.0
 Loans.................. $2,267.5  $2,207.5 $2,158.2  $2,155.3 $1,481.1  $1,479.1
 Less: allowance for
  loan losses...........    (32.5)       --    (35.6)       --    (24.4)       --
                         --------  -------- --------  -------- --------  --------
   Net loans............ $2,235.0  $2,207.5 $2,122.6  $2,155.3 $1,456.7  $1,479.1
                         --------  -------- --------  -------- --------  --------
   Total financial as-
    sets................ $6,231.0  $6,192.3 $6,191.0  $6,227.2 $4,769.1  $4,802.3
                         ========  ======== ========  ======== ========  ========
Financial liabilities:
 Demand and savings de-
  posits................ $3,991.6  $3,991.6 $3,852.6  $3,852.6 $2,860.6  $2,860.6
 Time deposits..........  1,141.2   1,132.9  1,309.1   1,314.1    982.6     988.9
 Federal funds and re-
  purchase..............    801.0     801.0    625.1     625.1    660.8     660.8
 Short-term debt........       .9        .9      1.5       1.5      1.6       1.6
 Long-term debt.........     46.3      45.6     51.5      53.9     33.5      34.7
                         --------  -------- --------  -------- --------  --------
   Total financial lia-
    bilities............ $5,981.0  $5,972.0 $5,839.8  $5,847.2 $4,539.1  $4,546.6
                         ========  ======== ========  ======== ========  ========

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994, 1993 and 1992. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           UMB FINANCIAL CORPORATION

PARENT COMPANY FINANCIAL INFORMATION

                                                         DECEMBER 31
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
BALANCE SHEET
Assets:
 Investment in subsidiaries:
 Banks........................................... $567,381  $605,148  $404,151
 Non-banks.......................................    8,336     7,616     6,921
                                                  --------  --------  --------
   Total investment in subsidiaries.............. $575,717  $612,764  $411,072
 Premiums on purchased banks.....................   14,278    15,803    17,313
 Securities available for sale and other.........   21,530    16,511    11,261
                                                  --------  --------  --------
   Total assets.................................. $611,525  $645,078  $439,646
                                                  ========  ========  ========
Liabilities and Shareholders' Equity:
 Dividends payable............................... $  3,804  $  3,536  $  2,759
 Note payable to affiliate bank..................       --        --       500
 Notes payable to others.........................   45,529    50,647    33,444
 Accrued expenses and other......................    4,886     4,252     3,264
                                                  --------  --------  --------
   Total liabilities............................. $ 54,219  $ 58,435  $ 39,967
 Shareholders' equity............................  557,306   586,643   399,679
                                                  --------  --------  --------
   Total liabilities and shareholders' equity.... $611,525  $645,078  $439,646
                                                  ========  ========  ========
STATEMENT OF INCOME
Income:
 Dividends received from affiliate banks......... $ 45,600  $ 44,500  $ 29,100
 Service fees from subsidiaries..................    4,882     7,101     9,205
 Net security gains..............................      618       249        13
 Other...........................................      298       371       384
                                                  --------  --------  --------
   Total income.................................. $ 51,398  $ 52,221  $ 38,702
                                                  --------  --------  --------
Expense:
 Salaries and employee benefits.................. $  3,573  $  3,162  $  2,811
 Interest on notes payable:
 Affiliate bank..................................        9        46        26
 Other...........................................    3,952     4,334     3,540
 Services from affiliate banks...................      662       870       762
 Other...........................................   11,675    11,058     9,366
                                                  --------  --------  --------
   Total expense................................. $ 19,871  $ 19,470  $ 16,505
                                                  --------  --------  --------
 Income before income taxes and equity in undis-
  tributed earnings of subsidiaries.............. $ 31,527  $ 32,751  $ 22,197
 Income tax benefit..............................   (4,417)   (3,639)   (2,056)
                                                  --------  --------  --------
 Income before equity in undistributed earnings
  of subsidiaries................................ $ 35,944  $ 36,390  $ 24,253
 Equity in undistributed earnings of subsidiar-
  ies:
 Banks...........................................   11,401     4,283    15,701
 Non-banks.......................................      469       446      (587)
                                                  --------  --------  --------
   Net income.................................... $ 47,814  $ 41,119  $ 39,367
                                                  ========  ========  ========
STATEMENT OF CASH FLOWS
Operating Activities:
 Net income...................................... $ 47,814  $ 41,119  $ 39,367
 Equity in earnings of subsidiaries..............  (57,470)  (49,229)  (44,214)
 Gains from sales of securities available for
  sale...........................................     (618)     (249)      (13)
 Other...........................................    1,329       766     1,704
                                                  --------  --------  --------
  Net cash used by operating activities.......... $ (8,945) $ (7,593) $ (3,156)
                                                  --------  --------  --------
Investing Activities:
 Proceeds from sales of securities available for
  sale........................................... $  1,687  $    319  $    325
 Purchases of securities available for sale......       --        --       (23)
 Net (increase) decrease in repurchase agree-
  ments..........................................   (5,500)   (2,160)    3,685
 Investments in and contributions to affiliate
  banks..........................................       --   (33,004)   (9,445)
 Dividends received from subsidiaries............   45,600    44,500    29,100
 Net capital expenditures for premises and equip-
  ment...........................................     (211)     (159)     (118)
                                                  --------  --------  --------
 Net cash provided by investing activities....... $ 41,576  $  9,496  $ 23,524
                                                  --------  --------  --------
Financing Activities:
 Issuance of long-term debt...................... $     --  $ 25,000  $     --
 Repayments of long-term debt....................   (5,118)   (7,797)   (8,690)
 Net increase (decrease) in short-term debt......       --      (500)      500
 Cash dividends paid.............................  (14,669)  (13,064)  (11,042)
 Net issuance (purchase) of treasury stock.......  (12,938)   (4,351)   (1,329)
                                                  --------  --------  --------
 Net cash used by financing activities........... $(32,725) $   (712) $(20,561)
                                                  --------  --------  --------
Net increase (decrease) in cash.................. $    (94) $  1,191  $   (193)
                                                  ========  ========  ========

                          INDEPENDENT AUDITORS' REPORT

  To the Shareholders and the Board of Directors of UMB Financial Corporation:

  We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

  As discussed in the Accounting Policies note to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities effective December 31, 1993, to conform with Statement of Financial Accounting Standards No. 115.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
January 19, 1995

                           UMB FINANCIAL CORPORATION

                          FIVE-YEAR FINANCIAL SUMMARY

                             1994        1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS
Interest income.........  $  323,260  $  283,215  $  253,367  $  298,199  $  317,756
Interest expense........     136,064     119,718     123,786     171,677     196,807
Net interest income.....     187,196     163,497     129,581     126,522     120,949
Provision for loan loss-
 es.....................       2,640       3,332       2,981       6,044       6,604
Noninterest income......     143,418     132,061     113,462      98,691      89,644
Noninterest expense.....     257,575     230,977     184,947     165,774     155,653
Net income..............      47,814      41,119      39,367      39,485      37,159
AVERAGE BALANCES
Assets..................  $6,372,607  $5,766,843  $4,622,968  $4,162,583  $3,959,793
Loans, net of unearned
 interest...............   2,148,606   1,786,529   1,337,305   1,356,082   1,349,078
Securities*.............   2,844,306   2,729,270   2,109,121   1,816,711   1,624,617
Deposits................   5,021,401   4,559,551   3,595,644   3,189,224   3,191,177
Long-term debt..........      50,370      53,522      40,966      46,322      51,413
Shareholders' equity....     572,446     502,614     385,988     355,570     328,479
YEAR-END BALANCES
Assets..................  $6,599,020  $6,528,826  $5,003,187  $4,692,053  $4,271,606
Loans, net of unearned
 interest...............   2,269,617   2,159,761   1,483,048   1,349,144   1,548,678
Securities*.............   2,660,047   2,979,156   2,293,438   1,753,563   1,659,590
Deposits................   5,132,834   5,161,729   3,843,166   3,410,193   3,254,106
Long-term debt..........      46,330      51,529      33,531      42,226      47,349
Shareholders' equity....     557,306     586,643     399,679     372,683     343,121
Realized shareholders'
 equity***..............     592,517     572,310     399,679     372,683     343,121
PER SHARE DATA
Earnings................  $     2.49  $     2.34  $     2.59  $     2.60  $     2.45
Cash dividends..........        0.76        0.73        0.73        0.66        0.66
Dividend payout ratio...       30.52%      31.20%      28.19%      25.38%      26.94%
Book value..............  $    29.33  $    30.25  $    26.36  $    24.55  $    22.64
Realized book value***..  $    31.18  $    29.32  $    26.36  $    24.55  $    22.64
Market price
 High...................       34.55       37.05       37.95       33.86       25.62
 Low....................       29.50       33.18       32.95       21.69       19.22
 Close..................       31.25       34.09       36.36       33.86       22.32
RATIOS
Return on average as-
 sets...................        0.75%       0.71%       0.85%       0.95%       0.94%
Return on average equi-
 ty.....................        8.35        8.18       10.20       11.10       11.31
Average equity to as-
 sets...................        8.98        8.72        8.35        8.54        8.30
Total risk-based capital
 ratio..................       17.85       18.50       20.16       21.25       17.49
Earnings to fixed
 charges**
 Excluding interest on
  deposits..............        3.35        3.83        3.56        2.76        2.65
 Including interest on
  deposits..............        1.51        1.51        1.44        1.31        1.24

--------
  Per share information restated for 10% stock dividend paid July 1, 1994.
   *Securities include investment securities and securities available for sale. **For purposes of computing these ratios, earnings represent pretax income plus fixed charges. Fixed charges include all interest (except interest on deposits as indicated above), the portion of rental expense deemed representative of an interest factor and amortization of debt expense.
 ***Excludes SFAS 115 mark-to-market equity adjustment.

  The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ending December 31, 1994. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

OVERVIEW

  During the year ended December 31, 1994, the Company earned $47.8 million, compared to $41.1 million and $39.4 million in 1993 and 1992, respectively. Earnings for 1994 represent a 16.3% increase over the prior year. On a per share basis, 1994 earnings were $2.49, compared to $2.34 and $2.59, respectively, for the prior two years. Earnings per share for 1994 increased 6.4% from 1993 earnings per share. Per share amounts for prior periods have been restated for a ten percent stock dividend distributed to shareholders on July 1, 1994.

  During 1993, the Company completed the acquisition of twelve banks in the state of Kansas (the Acquired Banks). The last of these acquisitions was completed in the second quarter. Each of the acquisitions was accounted for as a purchase, therefore, the results of operations of the Acquired Banks are included in consolidated operating results from the respective date of acquisition. The following discussion and analysis of financial condition and results of operations will attempt to distinguish changes and variances caused by the acquisition of the Acquired Banks from other changes.

  As noted above, the acquisitions of the Acquired Banks were accounted for as purchases whereby the purchase price of the acquisitions was allocated to the fair market value of the Acquired Banks with any remaining amount recorded as goodwill. As a result of these acquisitions the Company recorded additional intangible assets of $64.7 million. The amortization expense of these intangible assets along with the amortization of the premium allocated to other assets, primarily investment securities and fixed assets, amounted to $6.3 million and $4.7 million, on an after-tax basis, for the years ended December 31, 1994 and 1993, respectively. On a per share basis this expense totaled $0.33 and $0.27 for 1994 and 1993, respectively.

  During 1994, the Company consolidated its Kansas banking operations and merged the Acquired Banks into two bank charters, which are two of the largest banks in the state. The Company also merged its two Colorado banks into the largest state-chartered bank in Colorado. In addition, the Company completed an interstate merger through the merger of its St. Louis bank and its bank in Collinsville, Illinois. Application has been filed to merge our four banking companies in Monett, Joplin, Carthage and Springfield, Missouri, into one entity. The goal of these reorganizations is to increase customer convenience and service and improve consolidated efficiency.

RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income, the Company's principal source of earnings, is the amount of interest income generated by earning assets less interest expense paid on interest-bearing liabilities. Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the past two years. Net interest income on a fully tax-equivalent basis (FTE), average balance sheet amounts, and the corresponding yields and rates for the years 1990 through 1994 are shown on pages A-44 and A-45. Net interest income is presented on a "tax-equivalent" basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily the obligations of states and local governments.

  On a tax-equivalent basis net interest income increased $24.0 million or 14.1%, to $194.3 million, compared to $170.3 million in 1993 and $136.5 in 1992. The contribution of the Acquired Banks to this increase was $3 million as they added $28 million, and $25 million to the tax equivalent net interest income for 1994 and 1993, respectively.

TABLE 1: TAX-EQUIVALENT RATE-VOLUME ANALYSIS

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

                        AVERAGE
    AVERAGE VOLUME       RATE            1994 VS. 1993           INCREASE (DECREASE)
 --------------------- ----------  ------------------------   --------------------------
    1994       1993    1994  1993                             VOLUME     RATE     TOTAL
 ---------- ---------- ----  ----                             -------  --------  -------
                                        (IN THOUSANDS)
                                   Change in interest
                                    earned on:
 $2,148,606 $1,786,529 8.06% 8.06% Loans...................   $29,173  $    (94) $29,079
                                   Securities:
  2,555,231  2,468,796 4.77  4.70  Taxable.................     4,106     1,793    5,899
    289,075    260,474 6.41  6.53  Tax-exempt..............     1,839      (320)   1,519
                                   Federal funds sold and
    337,958    320,391 4.03  3.09   resell agreements......       567     3,171    3,738
     56,487     58,156 5.65  5.24  Other...................       (89)      235      146
 ---------- ---------- ----  ----                             -------  --------  -------
 $5,387,357 $4,894,346 6.13% 5.92% Total...................   $35,596  $  4,785  $40,381
 ========== ========== ====  ====                             -------  --------  -------
                                   Change in interest paid
                                    on:
                                   Interest-bearing
 $3,576,025 $3,285,879 2.99  3.02   deposits...............   $ 8,685  $   (854) $ 7,831
                                   Federal funds purchased
                                    and repurchase
    664,499    581,130 3.77  2.78   agreements.............     2,555     6,347    8,902
     51,365     54,937 7.88  8.07  Other...................      (284)     (103)    (387)
 ---------- ---------- ----  ----                             -------  --------  -------
 $4,291,889 $3,921,946 3.17% 3.05% Total...................   $10,956  $  5,390  $16,346
 ========== ========== ====  ====                             -------  --------  -------
                                   Net interest income.....   $24,640  $   (605) $24,035
                                                              =======  ========  =======
                        AVERAGE
    AVERAGE VOLUME       RATE            1993 VS. 1992           INCREASE (DECREASE)
 --------------------- ----------  ------------------------   --------------------------
    1993       1992    1993  1992                             VOLUME     RATE     TOTAL
 ---------- ---------- ----  ----                             -------  --------  -------
                                        (IN THOUSANDS)
                                   Change in interest
                                    earned on:
 $1,786,529 $1,337,305 8.06% 9.03% Loans...................   $37,277  $(14,057) $23,220
                                   Securities:
  2,468,796  1,868,585 4.70  5.48  Taxable.................    29,658   (16,072)  13,586
    260,474    240,536 6.53  7.41  Tax-exempt..............     1,405    (2,203)    (798)
                                   Federal funds sold and
    320,391    405,240 3.09  3.63   resell agreements......    (2,813)   (2,019)  (4,832)
     58,156     70,517 5.24  6.42  Other...................      (722)     (758)  (1,480)
 ---------- ---------- ----  ----                             -------  --------  -------
 $4,894,346 $3,922,184 5.92% 6.63% Total...................   $64,805  $(35,109) $29,696
 ========== ========== ====  ====                             -------  --------  -------
                                   Change in interest paid
                                    on:
                                   Interest-bearing
 $3,285,879 $2,657,322 3.02  3.88   deposits...............   $21,579  $(25,475) $(3,896)
                                   Federal funds purchased
                                   and repurchase
    581,130    511,090 2.78  3.17   agreements.............     2,074    (2,099)     (25)
     54,937     69,315 8.07  6.61  Other...................    (1,053)      906     (147)
 ---------- ---------- ----  ----                             -------  --------  -------
 $3,921,946 $3,237,727 3.05% 3.82% Total...................   $22,600  $(26,668) $(4,068)
 ========== ========== ====  ====                             -------  --------  -------
                                   Net interest income.....   $42,205  $ (8,441) $33,764
                                                              =======  ========  =======

  Average earning assets were $5.4 billion in 1994, compared to $4.9 billion in 1993 and $3.9 billion in 1992. The Acquired Banks' contribution to consolidated average earning assets was $1.1 billion in 1994 and $743 million in 1993.

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

TABLE 2: ANALYSIS OF NET INTEREST MARGIN

                                                 1994        1993      CHANGE
                                              ----------  ----------  --------
                                                      (IN THOUSANDS)
Average earning assets....................... $5,387,357  $4,894,346  $493,011
Interest-bearing liabilities.................  4,291,889   3,921,946   369,943
                                              ----------  ----------  --------
Interest-free funds.......................... $1,095,468  $  972,400  $123,068
                                              ==========  ==========  ========
Free funds ratio (free funds to earning as-        20.33%      19.87%     0.46%
 sets).......................................      =====       =====      ====
Tax-equivalent yield on earning assets.......       6.13%       5.92%     0.21%
Cost of interest-bearing liabilities.........       3.17        3.05      0.12
                                                   -----       -----      ----
Net interest spread..........................       2.96%       2.87%     0.09%
Benefit of interest-free funds...............       0.65        0.61      0.04
                                                   -----       -----      ----
Net interest margin..........................       3.61%       3.48%     0.13%
                                                   =====       =====      ====

  The Company's net interest margin was 3.61% in 1994, compared to 3.48% in 1993 and 1992. A primary factor in the 1994 increase in net interest margin was a change in asset mix with loans increasing to 40% of average earning assets, compared to 37% in 1993 and 34% in 1992. Average loans increased by $362 million, or 20% in 1994 and $449 million in 1993. The average loans of the Acquired Banks were $456 million in 1994 and $321 million in 1993. The remaining increases resulted from increased marketing efforts to promote this line of business and higher customer demand.

  The Company's yield on earning assets was 6.13% in 1994, compared to 5.92% in 1993 and 6.63% in 1992. The 1994 increase resulted from an increase in loan volume and an increase in the rate earned on securities and loans. As interest rates increased during the year, security maturities and short term investments were reinvested at higher rates. In addition 56% of the Company's loan portfolio has floating interest rates, therefore the effect of rate changes is recognized immediately. The decrease in the yield on earning assets for 1993, as compared to 1992, resulted from a general decrease in short-term interest rates.

  The Company's cost of funds also increased during the year as a result of rising interest rates. Cost of funds increased 12 basis points to 3.17%, compared to 3.05% in 1993. Cost of funds in 1992 was 3.82%. The increase in cost of funds in 1994 did not keep pace with the increasing yield on earning assets, and as a result, the Company's net interest spread increased to 2.96%, compared to 2.87% in 1993 and 2.81% in 1992. During 1994, noninterest-bearing demand deposits represented 25.2% of funding sources, compared to 24.5% in 1993 and 22.5% in 1992. The Company expects its interest spread and margin to improve in 1995 regardless of additional increases in interest rates.

TABLE 3: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

  This table presents an allocation of the allowance for loan losses by loan categories; however, the breakdown is based on a number of qualitative factors, and the amounts presented are not necessarily indicative of actual future charge-offs in any particular category. The percent of loans in each category to total loans is provided in Table 6.

                                                       DECEMBER 31
                                         ---------------------------------------
LOAN CATEGORY                             1994    1993    1992    1991    1990
-------------                            ------- ------- ------- ------- -------
                                                     (IN THOUSANDS)
Commercial.............................. $16,000 $17,500 $13,250 $14,000 $14,000
Consumer................................  13,400  13,500  10,500  11,000  11,000
Real estate.............................   2,500   3,000     500   1,000   1,000
Agricultural............................     500   1,000     100     100     100
Leases..................................      50      50      50      50      50
Unallocated.............................      77     540      56      91   1,118
                                         ------- ------- ------- ------- -------
 Total allowance........................ $32,527 $35,590 $24,456 $26,241 $27,268
                                         ======= ======= ======= ======= =======

PROVISION AND ALLOWANCE FOR LOAN LOSS

  The allowance for loan losses (ALL) represents management's judgement of the losses inherent in the Company's loan portfolio. The provision for loan losses is the amount necessary to adjust the ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly considering such items as historical loss trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company's subsidiaries.

  The Company's ALL was $32.5 million, $35.6 million and $24.5 million, as of December 31, 1994, 1993 and 1992, respectively. The ALL as a percentage of loans was 1.4% for 1994 and 1.7% for both 1993 and 1992. At December 31, 1994, the ALL exceeded the level of nonperforming loans by $27.2 million. Included in the consolidated ALL was $11.1 million and $11.4 million for 1994 and 1993, respectively, attributable to the Acquired Banks. As shown in Table 3, the ALL has been allocated to various portfolio segments. The Company manages the ALL against the entire loan portfolio and therefore the allocation of the ALL to a particular loan segment may change in the future.

  The provision for loan losses was $2.6 million in 1994, $3.3 million in 1993 and $3.0 million in 1992. Net charge-offs in 1994 were $5.7 million, compared to $4.3 million in 1993 and $5.0 million in 1992. The overall quality of the Company's loan portfolio has allowed management to record a loss provision that was less than the amount of net charge-offs during each of the last three years. Based on a current assessment of the risk in the loan portfolio, and absent any unforeseen deterioration in the loan portfolio, management does not anticipate a material increase in the loss provision for 1995.

  As noted in Table 4, over one half of the Company's net charge-offs were related to bankcard loans, which, compared to the remainder of the portfolio, earn an increased yield to reflect higher anticipated losses. The level of net losses and past due loans in the Company's bankcard portfolio as a percentage of total is well below industry averages. At December 31, 1994, past due loans totaled 2.22% of this portfolio. Excluding net losses related to bankcard loans, 81% of the remaining net losses of the Company in 1994 was attributable to the charge-off of one commercial loan.

NONINTEREST INCOME

  Management has stressed growth of noninterest income to enhance the Company's profitability since fee-based services are non-credit related, provide steady income and are not affected by fluctuations in interest rates. These activities are also relatively low-risk and do not impact the Company's regulatory capital needs.

Fee-based services that have been emphasized include trust and securities processing, securities trading, cash management and merchant processing. Fee income (exclusive of net security gains) as a percent of adjusted operating revenues has increased from 38.4% in 1989 to 41.8% in 1994. Adjusted operating revenues is defined as tax-equivalent net interest income plus noninterest income, excluding net security gains.

  Noninterest income, exclusive of net securities gains, was $139.8 million in 1994, compared to $130.5 million in 1993 and $108.2 million in 1992. The contribution of the Acquired Banks to the above noninterest income was $13.3 million in 1994 and $9.0 million in 1993.

  Trust fees continue to be the largest component of noninterest income as they totaled $35.0 million in 1994, $32.0 million in 1993 and $27.3 million in 1992. Trust fees related to the Acquired Banks were $4.6 million in 1994 and $2.5 million in 1993. The Company has long been identified as a leader in the trust area and management will continue to market and grow this recognized strength of the Company. The aggregate value of managed trust assets at December 31, 1994 was $8.1 billion, compared to $8.7 billion and $7.5 billion at December 31, 1993 and 1992, respectively.

TABLE 4: ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                             1994        1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Allowance -- beginning
 of year................  $   35,590  $   24,456  $   26,241  $   27,268  $   27,176
Provision for loan loss-
 es.....................       2,640       3,332       2,981       6,044       6,604
Allowances of acquired
 banks..................          --      12,076         207         352         110
Charge-offs:
 Commercial.............  $   (2,833) $   (1,717) $   (1,401) $   (3,823) $   (3,077)
 Consumer:
  Bankcard..............      (4,236)     (3,983)     (4,082)     (4,657)     (4,262)
  Other.................      (1,018)       (836)       (890)       (864)     (1,264)
 Real estate............        (182)       (578)       (175)        (81)        (57)
 Agricultural...........          --         (21)         --         (13)         (5)
                          ----------  ----------  ----------  ----------  ----------
    Total charge-offs...  $   (8,269) $   (7,135) $   (6,548) $   (9,438) $   (8,665)
Recoveries:
 Commercial.............  $      573  $    1,051  $      186  $      680  $      523
 Consumer:
  Bankcard..............       1,102       1,144         956       1,002       1,051
  Other.................         528         469         363         307         364
 Real estate............         118         138          70          19          73
 Agricultural...........         245          59          --           7          32
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....  $    2,566  $    2,861  $    1,575  $    2,015  $    2,043
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........  $   (5,703) $   (4,274) $   (4,973) $   (7,423) $   (6,622)
                          ----------  ----------  ----------  ----------  ----------
Allowance -- end of
 year...................  $   32,527  $   35,590  $   24,456  $   26,241  $   27,268
                          ==========  ==========  ==========  ==========  ==========
Average loans...........  $2,148,606  $1,786,529  $1,337,305  $1,356,082  $1,349,078
Loans at end of year,
 net of unearned
 interest...............   2,269,617   2,159,761   1,483,048   1,349,144   1,548,678
Allowance to loans at
 year-end...............        1.43%       1.65%       1.65%       1.95%       1.76%
Allowance as a multiple
 of net charge-offs             5.70x       8.33x       4.92x       3.54x       4.12x
Net charge-offs to:
 Provision for loan
  losses................      216.02%     128.27%     166.82%     122.82%     100.27%
 Average loans..........        0.27        0.24        0.37        0.55        0.49

  Income from the Company's custodial trust business, principally from the mutual fund industry, declined 6.6% in 1994 to $12.5 million, compared to $13.3 million in 1993 and $13.7 million in 1992. The decrease in 1994 fee income was the result of negotiated price adjustments and a decrease in activity reflective of the decreased performance of the mutual fund industry. A large customer of the Company was sold in 1994, which will cause a loss of custodial processing business. This potential loss of business is not expected to significantly affect the Company due to previous pricing concessions, new business opportunities and expected reductions in variable costs. Total trust assets under custody were $189.8 billion at December 31, 1994, compared to $187.1 billion at year end 1993 and $150.6 billion at year end 1992.

  Service charge income on deposit accounts increased to $32.9 million in 1994, compared to $30.2 million in 1993 and $24.1 million in 1992. The Acquired Banks contributed service charge income of $4.7 million in 1994 and $3.2 million in 1993. The remaining increases for 1994 and 1993 resulted primarily from higher transaction volumes. Increased interest rates applied to compensating balances caused a comparative decrease in fees received. Other service charge income was $15.6 million in 1994, compared to $14.1 million in 1993 and $9.7 million in 1992. The increase in 1994 income was primarily the result of the addition of the Acquired Banks for a full year. The 1993 increase was affected by both the acquisition and a 45% increase in fees related to cash management services.

  Bankcard fees increased by 22% to $27.4 million in 1994, compared to $22.4 million in 1993 and $18.3 million in 1992. The increase in fee income for both 1994 and 1993 was the result of a higher volume of credit card transactions processed for merchants.

  Trading and investment banking income decreased by 27% in 1994 to $9.9 million, compared to $13.6 million in 1993 and $12.5 million in 1992. The sharp 1994 decrease was consistent with industry experience for the year as transaction volumes decreased significantly, particularly sales of higher margin mortgage-backed securities. An increased volume of sales of mortgaged-backed securities and tax-exempt securities accounted for the increase in income in 1993 as compared to 1992.

  Other fee income increased to $6.5 million in 1994 from $4.7 million in 1993 and $2.5 million in 1992. The increase for both 1994 and 1993 was primarily attributable to the acquisition of the Acquired Banks. Net security gains totaled $3.6 million in 1994, $1.6 million in 1993 and $5.3 million in 1992. During the first quarter of 1994 the Company repositioned a portion of its available for sale portfolio which resulted in over 80% of net security gains for the year. A similar repositioning of the portfolio in 1992 resulted in 80% of that year's net security gains.

TABLE 5: ANALYSIS OF NONINTEREST EXPENSE

                                          1994                                1993
                         -------------------------------------- --------------------------------
                                        TOTAL WITHOUT           ACQUIRED TOTAL WITHOUT
                         ACQUIRED BANKS ACQUIRED BANKS  TOTAL    BANKS   ACQUIRED BANKS  TOTAL
                         -------------- -------------- -------- -------- -------------- --------
                                                     (IN THOUSANDS)
Personnel...............    $17,659        $102,414    $120,073 $13,125     $ 93,204    $106,329
Occupancy...............      3,155          11,941      15,096   2,100       12,709      14,809
Equipment...............      2,348          18,379      20,727   2,741       17,578      20,319
Supplies and services...      2,326          16,863      19,189   1,706       15,742      17,448
Bankcard................        874          21,801      22,675     564       18,096      18,660
Marketing...............      1,027          14,545      15,572     839       12,724      13,563
FDIC/regulatory.........      2,297           9,928      12,225   1,716        9,239      10,955
Intangibles.............      4,846           2,282       7,128   3,008        2,233       5,241
Other...................      6,673          18,217      24,890   3,152       20,501      23,653
                            -------        --------    -------- -------     --------    --------
  Total.................    $41,205        $216,370    $257,575 $28,951     $202,026    $230,977
                            =======        ========    ======== =======     ========    ========

NONINTEREST EXPENSE

  Noninterest expense increased by $26.6 million in 1994 to $257.6 million from $231.0 million in 1993 and $184.9 million in 1992. As shown in Table 5, 46% of the increase in 1994 and 63% of the increase in 1993 resulted from the acquisition of the Acquired Banks. The impact of the acquisitions on 1994 noninterest expense is even greater than indicated above, as a number of backroom and operating functions of the Acquired Banks have been consolidated or merged with the Company's lead bank. These consolidation efforts will continue in order to increase the efficiency of the Company.

  Personnel costs are the largest component of noninterest expense and totaled $120.1 million in 1994, $106.3 million in 1993 and $87.9 million in 1992. The addition of the Acquired Banks added $17.7 million and $13.1 million to these cost in 1994 and 1993, respectively. The remaining increase resulted from merit pay increases, additional staffing, higher health insurance costs and increased contributions to employee benefit plans.

  Occupancy costs increased only marginally in 1994 after a $2.6 million increase in 1993. The 1993 increase was primarily the result of the Acquired Banks. Equipment expense also increased slightly in 1994, compared to a 29.0% increase in 1993. Approximately 60% of the 1993 increase was due to the Acquired Banks. The remaining increase resulted from depreciation on new data processing, check imaging and bond trading system equipment. Supplies and services expense increased by $1.7 million in 1994 and $3.0 million in 1993. These increases resulted primarily from inclusion of the Acquired Banks.

  Bankcard processing expense increased to $22.7 million in 1994 compared to $18.7 million in 1993 and $16.0 million in 1992. These increases were primarily due to a higher volume of merchant processing transactions. Expenses in 1994 also include cost associated with a planned conversion of the bankcard processing system, scheduled for first quarter of 1995.

  Marketing and business development expense increased by $2.0 million in 1994 and by $3.0 million in 1993. During both 1994 and 1993 the Company continued a campaign to promote new loan business. The 1993 increase exceeds the 1994 increase as a result of the Acquired Banks.

  The increases in both FDIC and regulatory fees and amortization of intangibles of purchased banks for 1994 and 1993 were due primarily to the acquisition of the Acquired Banks.

  Other noninterest expense totaled $24.9 million in 1994, $23.7 million in 1993 and $17.3 million in 1992. The increase in 1994 was due solely to the Acquired Banks while the 1993 increase also included higher fees paid for various processing services.

INCOME TAXES

  The Company income tax expense for 1994 was $22.6 million, compared to $20.1 million in 1993 and $15.7 million in 1992. The effective tax rate for each year was 32.08%, 32.87% and 28.57%, respectively. For 1993 and 1994, the federal statutory tax rate was 35%, compared to 34% in 1992. The primary differences between the Company effective tax rate and statutory rate for all three years relates principally to non-taxable interest income and an increase in nondeductible goodwill amortization in 1994 and 1993.

FINANCIAL CONDITION

LOANS

  For the year ended December 31, 1994, the Company's average loans were $2.1 billion, compared to $1.8 billion in 1993 and $1.3 billion in 1992. This represents a 20% increase in average loans for 1994 over 1993 and a 34% increase for 1993 over 1992. Year end loan totals were $2.3 billion, $2.2 billion and $1.5 billion for 1994, 1993 and 1992, respectively. Average loans of the Acquired Banks were $456 million in 1994 and $321 million in 1993. Year end loans for the Acquired Banks were $434 million in 1994 and $489 million in 1993. Exclusive of the impact of the Acquired Banks, year end 1994 loans increased 10% over the level at year end 1993. This increase was the result of increased customer demand, fueled by an improved economy, and continued emphasis on business development efforts.

  Table 6 presents an analysis of loans by type which shows there has been no significant increases in any specific loan category for year end 1994, except consumer loans. The majority of the growth in this loan segment has been the result of increases in indirect loans from automobile dealers at two of the Company's affiliates. Credit reviews of these portfolios indicate no excessive risk has been taken to achieve this growth.

  At December 31, 1994, commercial real estate loans comprised 12.4% of total loans, compared to 12.9% at year end 1993. The largest component of this segment is loans secured by commercial property which totaled $218.9 million and $211.3 million at year end 1994 and 1993, respectively. The geographic mix of these loans is well diversified to the markets served by the Company's affiliate banks. Approximately 46% of this segment is secured by commercial property in the metropolitan Kansas City area. The Company's commercial real estate loans generally do not exceed a maximum loan to value ratio of 80% and for the most part the properties are owner-occupied. The Company keeps regular contact with these customers in order to monitor changes in the financial condition of the customer and the market. Generally these borrowers have an established relationship with the Company that includes credit and noncredit products.

TABLE 6: ANALYSIS OF LOANS BY TYPE

                                               DECEMBER 31
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------
AMOUNT
------                                        (IN THOUSANDS)
Commercial..............  $1,066,621  $1,035,159  $  777,205  $  652,583  $  877,629
Agricultural............      69,206      68,148      28,880      35,035      28,055
Leases..................       2,157       1,627       1,930       2,595       1,849
Real estate -- commer-
 cial...................     281,011     280,060     140,278     126,326      95,037
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................  $1,418,995  $1,384,994  $  948,293  $  816,539  $1,002,570
                          ----------  ----------  ----------  ----------  ----------
Bankcard................  $  188,374  $  180,345  $  145,241  $  148,361  $  160,533
Other consumer install-
 ment...................     500,298     411,037     282,726     279,500     272,779
Real estate -- residen-
 tial...................     163,554     186,097     110,061     109,547     122,163
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................  $  852,226  $  777,479  $  538,028  $  537,408  $  555,475
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........  $2,271,221  $2,162,473  $1,486,321  $1,353,947  $1,558,045
Unearned interest.......      (1,604)     (2,712)     (3,273)     (4,803)     (9,367)
Allowance for loan loss-
 es.....................     (32,527)    (35,590)    (24,456)    (26,241)    (27,268)
                          ----------  ----------  ----------  ----------  ----------
  Net loans.............  $2,237,090  $2,124,171  $1,458,592  $1,322,903  $1,521,410
                          ==========  ==========  ==========  ==========  ==========
AS A % OF TOTAL LOANS
---------------------
Commercial..............        47.0%       47.9%       52.3%       48.2%       56.3%
Agricultural............         3.0         3.2         2.0         2.6         1.8
Leases..................         0.1         0.1         0.1         0.2         0.1
Real estate -- commer-
 cial...................        12.4        12.9         9.4         9.3         6.1
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................        62.5%       64.1%       63.8%       60.3%       64.3%
                          ----------  ----------  ----------  ----------  ----------
Bankcard................         8.3%        8.3%        9.8%       11.0%       10.3%
Other consumer install-
 ment...................        22.0        19.0        19.0        20.6        17.5
Real estate -- residen-
 tial...................         7.2         8.6         7.4         8.1         7.9
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................        37.5%       35.9%       36.2%       39.7%       35.7%
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========

LOAN QUALITY

  The quality of the loan portfolio has always been an underlying strength of the Company. A measure of the effectiveness of credit risk management is the percentage of the loan portfolio that is classified as nonperforming. Nonperforming loans include nonaccrual loans and restructured loans. The Company's nonperforming loans totaled $5.3 million at December 31, 1994, representing only 0.2% of the loan portfolio, compared to $7.2 million and 0.3% one year earlier. The Company's nonperforming loans have not exceeded 0.5% of total loans in any of the last five years.

  Nonperforming assets include foreclosed real estate with the nonaccrual and restructured loans. The Company's nonperforming asset ratio (nonperforming assets divided by loans plus foreclosed real estate) was 0.5% at December 31, 1994 and 0.7% at December 31, 1993.

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

  Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise 12.4% of total loans, with a history of no significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

  A loan is generally placed on nonaccrual status when payments are past due 90 days or more and when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year end 1994, $215,000 of interest due was not recorded as earned, compared to $210,000 for the prior year.

  Certain loans are restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the respective borrowers. Management estimates that approximately $30,000 of additional interest would have been earned in 1994 if the terms of these loans were similar to other comparable loans. In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $54,000 of interest due as earned for 1994. The comparative figure for 1993 was $214,000.

  In addition to the loans discussed above, management has identified through its loan ranking system $920,000 of potential problem loans. Though the loan payments are current, the borrowers' abilities to comply with the stated terms are questioned. Each of these loans is subject to ongoing management review, including current classification.

  Other real estate that has been acquired through foreclosures has a carrying value of $5.4 million, which approximates market value. The largest portion of this is a property located in Kansas City. The remaining other real estate parcels are primarily located in Kansas.

TABLE 7: LOAN QUALITY

                                                   DECEMBER 31
                                      -----------------------------------------
                                       1994     1993     1992     1991    1990
                                      -------  -------  -------  ------  ------
                                                 (IN THOUSANDS)
Nonaccrual loans....................  $ 3,131  $ 4,639  $ 1,887  $4,744  $5,746
Restructured loans..................    2,149    2,553    1,205     932     301
                                      -------  -------  -------  ------  ------
  Total nonperforming loans.........  $ 5,280  $ 7,192  $ 3,092  $5,676  $6,047
Other real estate owned*............    5,388    7,187    6,932   2,325      61
                                      -------  -------  -------  ------  ------
  Total nonperforming assets........  $10,668  $14,379  $10,024  $8,001  $6,108
                                      =======  =======  =======  ======  ======
Nonperforming loans as a % of loans.     0.23%    0.33%    0.21%   0.42%   0.39%
Allowance as a multiple of
 nonperforming loans................    6.16x    4.95x    7.91x   4.62x   4.51x
Nonperforming assets as a % of loans
 plus other real estate owned.......     0.47%    0.66%    0.67%   0.59%   0.39%
Loans past due 90 days or more......  $ 4,779  $ 6,359  $ 4,507  $5,500  $8,543
As a % of loans.....................     0.21%    0.29%    0.30%   0.41%   0.55%

--------
* Includes in-substance foreclosures.

SECURITIES

  Effective for year end 1993, the Company adopted Financial Accounting Standards Board Statement 115, "Accounting for Certain Investments in Debt and Equity Securities."

  At December 31, 1994, the Company had total securities of $2.7 billion, compared to $3.0 billion at year end 1993. Securities, which include available for sale and held to maturity securities, represented 48.4% of total earning assets at year end 1994, compared to 53.6% for 1993. The percentage breakdown of securities by classification for year end 1994 and 1993 was as follows: available for sale, 86% and 91%, respectively, and held to maturity, 14% and 9%, respectively.

  The percentage increase in securities held to maturity was due to the purchase of high quality mortgage backed securities during the first quarter of 1994. The Company has the positive ability and intent to hold these securities until maturity. The remaining items in this classification are securities of state and political subdivisions.

  The average life of the Company's securities portfolio was approximately 17 months at December 31, 1994, compared to 24 months at year end 1993. Included in Table 8 and on Table 9 is an analysis of the cost, fair value and average yield of the Company's securities available for sale and securities held to maturity.

TABLE 8: SECURITIES AVAILABLE FOR SALE

                                              AMORTIZED     FAIR
                                                 COST      VALUE       YIELD
                                              ---------- ---------- -----------
                                                       (IN THOUSANDS)
DECEMBER 31, 1994
U.S. Treasury................................ $2,197,912 $2,142,417        4.99%
U.S. Agencies................................     69,774     69,294        5.77
Mortgage-backed..............................     57,969     55,477        5.68
Federal Reserve Bank Stock...................      3,656      3,656
Equity.......................................      2,764      4,248
Other........................................        121        121
                                              ---------- ----------
 Total....................................... $2,332,196 $2,275,213
                                              ========== ==========
DECEMBER 31, 1993
U.S. Treasury................................ $2,518,436 $2,539,479        4.72%
U.S. Agencies................................     76,585     76,304        5.06
Mortgage-backed..............................     73,293     73,472        5.43
Federal Reserve Bank Stock...................      4,620      4,620
Equity.......................................      3,940      6,067
Other........................................        270        270
                                              ---------- ----------
 Total....................................... $2,677,144 $2,700,212
                                              ========== ==========

TABLE 9: INVESTMENT SECURITIES HELD TO MATURITY

                                                                      YIELD/
                                              AMORTIZED               AVERAGE
                                                 COST    FAIR VALUE  MATURITY
                                              ---------- ---------- -----------
                                                       (IN THOUSANDS)
DECEMBER 31, 1994
Due in 1 year or less........................ $   99,081 $   98,564        6.23%
Due after 1 year through 5 years.............    243,800    235,357        7.35
Due after 5 years through 10 years...........     41,485     39,270        7.17
Due after 10 years...........................        468        453        9.01
                                              ---------- ----------
  Total...................................... $  384,834 $  373,644 2 yr. 5 mo.
                                              ========== ==========
DECEMBER 31, 1993
Due in 1 year or less........................ $  114,942 $  114,274        5.80%
Due after 1 year through 5 years.............    134,922    138,462        7.51
Due after 5 years through 10 years...........     28,544     29,050        7.00
Due after 10 years...........................        536        560        8.98
                                              ---------- ----------
  Total...................................... $  278,944 $  282,346 2 yr. 1 mo.
                                              ========== ==========
DECEMBER 31, 1992
State and Political Subdivisions............. $  201,458 $  205,185 1 yr. 8 mo.
                                              ========== ==========

OTHER EARNING ASSETS

  Federal funds transactions essentially are overnight loans between financial institutions. The net sold position at year end 1994 was $149.6 million, compared to $49.8 million for year end 1993. During 1994, the Company was a net purchaser of federal funds and this funding source averaged $60.1 million. During 1993, the Company was a net seller of federal funds, which averaged $36.3 million.

  The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Due to the agency arrangement, these transactions do not appear on the balance sheet and averaged $568.6 million in 1994 and $776.8 million in 1993.

  The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 1994 were $56.5 million, compared to $58.1 million in 1993, and were recorded at market value.

TABLE 10: MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                            DECEMBER 31
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Maturing within 3 months............................ $ 95,514 $160,893 $114,555
After 3 months but within 6.........................   39,756   29,482   20,416
After 6 months but within 12........................   27,124   30,099   15,309
After 12 months.....................................   29,085   30,282   20,375
                                                     -------- -------- --------
  Total............................................. $191,479 $250,756 $170,655
                                                     ======== ======== ========

DEPOSITS AND BORROWED FUNDS

  Interest-bearing liabilities averaged $4.3 billion in 1994, compared to $3.9 billion in 1993. The increase was primarily the result of the acquisition of the Acquired Banks which had average interest-bearing liabilities of $880 million and $594 million for 1994 and 1993, respectively. Interest-bearing liabilities were $4.4 billion at both year end 1994 and 1993.

  Interest-bearing deposits averaged $3.6 billion in 1994, compared to $3.3 billion in 1993. Year end totals were $3.6 billion for 1994 and $3.7 billion for 1993. Interest-bearing demand and savings deposits, the largest portion of the Company's deposit base, represented 47.1% of total average deposits in 1994, compared to 45.9% for 1993. Time deposits have decreased as a percentage of total deposits in each of the last four years. Interest rate uncertainties have caused some customers to avoid investing in products with longer-term maturities.

  Average noninterest-bearing demand deposits represented 28.8% of total average deposits for 1994, compared to 27.9% for 1993. This change resulted from increased balances from custody processing, corporate and trust customers.

  Repurchase agreements averaged $498.4 million in 1994, compared to $515.9 million in 1993. Repurchase agreements are transactions involving investment funds that are exchanged for securities to repurchase the same or similar issues at an agreed-upon price and date. The Investment Banking Division buys and sells repurchase agreements as principal for nonaffiliated banks. These agreements are reflected on the balance sheet as both an asset ("resell agreement") and a corresponding liability ("repurchase agreement"), since such funds are purchased and then sold to approved dealer banks and primary dealers. The amount of repurchase agreements handled in this manner was $244.7 million at December 31, 1994, compared to $263.2 million one year earlier.

  At year-end 1994, the Company had repurchase agreements of $416.5 million for its own funding needs, compared to $335.7 million at December 31, 1993.

  The Company's other short-term borrowings consist primarily of U.S. Treasury demand notes. These demand notes represent treasury tax deposits remitted to the Federal Reserve Bank other than daily. The rate paid on these funds is 0.25% below the weekly average federal funds rate.

  The Company's long-term borrowings consist of four senior note issues and some installment notes. The Company's ratio of long-term debt to total capital, a measure of debt capacity, was 8.31% at December 31, 1994, which compares very favorably with its peer group. The Company borrowed $25.0 million in 1993 under a medium-term note program to fund the cash portions of the Kansas bank acquisitions. Of the total, $10.0 million of notes were issued with a seven-year maturity at 6.81% and $15.0 million of notes were issued with a 10-year maturity at 7.30%.

TABLE 11: ANALYSIS OF AVERAGE DEPOSITS

AMOUNT                       1994        1993        1992        1991        1990
------                    ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Noninterest-bearing de-
 mand...................  $1,445,376  $1,273,672  $  938,322  $  731,088  $  747,897
Interest-bearing demand
 and savings............   2,365,024   2,092,048   1,559,004   1,274,520   1,105,840
Time deposits under
 $100,000...............   1,003,784     957,677     904,970     930,236     851,568
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...  $4,814,184  $4,323,397  $3,402,296  $2,935,844  $2,705,305
Time deposits of
 $100,000 or more.......     207,217     236,154     193,348     253,380     485,872
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........  $5,021,401  $4,559,551  $3,595,644  $3,189,224  $3,191,177
                          ==========  ==========  ==========  ==========  ==========
AS A % OF TOTAL DEPOSITS
------------------------
Noninterest-bearing de-
 mand...................        28.8%       27.9%       26.1%       22.9%       23.4%
Interest-bearing demand
 and savings............        47.1        45.9        43.3        40.0        34.7
Time deposits under             20.0        21.0        25.2        29.2        26.7
 $100,000...............       -----       -----       -----       -----       -----
  Total core deposits...        95.9%       94.8%       94.6%       92.1%       84.8%
Time deposits of                 4.1         5.2         5.4         7.9        15.2
 $100,000 or more.......       -----       -----       -----       -----       -----
  Total deposits........       100.0%      100.0%      100.0%      100.0%      100.0%
                               =====       =====       =====       =====       =====

TABLE 12: SHORT-TERM DEBT

                                        1994           1993           1992
                                    -------------  -------------  -------------
                                     AMOUNT  RATE   AMOUNT  RATE   AMOUNT  RATE
                                    -------- ----  -------- ----  -------- ----
                                                 (IN THOUSANDS)
At year-end
-----------
Federal funds purchased............ $139,800 4.80% $ 26,210 3.03% $131,000 1.95%
Repurchase agreements..............  661,203 2.77   598,872 2.91   529,837 2.81
Other..............................      872 3.71     1,453 2.76     1,583 2.82
                                    --------       --------       --------
  Total............................ $801,875 3.13% $626,535 2.91% $662,420 2.64%
                                    ========       ========       ========
Average for the year
--------------------
Federal funds purchased............ $166,084 4.04% $ 65,184 2.99% $ 36,237 3.20%
Repurchase agreements..............  498,415 3.68   515,945 2.75   474,853 3.16
Other..............................      994 3.26     1,416 2.08    28,349 3.66
                                    --------       --------       --------
  Total............................ $665,493 3.77% $582,545 2.78% $539,439 3.19%
                                    ========       ========       ========
Maximum month-end balance
-------------------------
Federal funds purchased............ $222,000       $134,000       $131,000
Repurchase agreements..............  699,216        598,872        561,831
Other..............................    1,975          2,367         62,539
                                    --------       --------       --------
  Total............................ $923,191       $735,239       $755,370
                                    ========       ========       ========

CAPITAL

  The Company places a significant emphasis on the maintenance of strong capital which helps safeguard our customers' funds, promotes investor confidence, provides access to funding sources under favorable terms, and enhances the ability to capitalize on business growth and acquisition opportunities. Capital is managed for each subsidiary based upon their respective risks and growth opportunities, as well as regulatory requirements.

  At December 31, 1994, shareholders' equity was $557.3 million, compared to $586.6 million one year earlier. This 5.0% decrease was the result of recording an unrealized loss on securities available for sale of $35.2 million, compared to an unrealized gain on these securities of $14.3 million at year end 1993. Excluding the effect of the mark to market adjustment on securities available for sale, shareholders' equity at December 31, 1994, increased by 3.5% from the previous year. Also contributing to the decrease in shareholders' equity for 1994 was the purchase of 396,984 shares of Company stock for treasury purposes. During the year, management had the opportunity to repurchase shares of the Company's stock at a price which, in management's opinion, would enhance overall shareholder value. Depending on availability, price and cash flow requirements, management will continue to consider treasury stock purchases from time to time.

  In April, 1994, in order to reduce regulatory expenses, shareholders approved a reduction in the par value of the Company's common stock from $12.50 per share to $1.00 per share.

  Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in riskless government securities, the Tier 1 capital ratio of 16.76% and Total capital ratio of 17.85% substantially exceed the regulatory minimums.

DIVIDENDS

  The Company's dividend payout ratio was 30.52% in 1994, compared to 31.20% in 1993 and 28.19% in 1992. On July 1, 1994, the Company distributed a 10% stock dividend to shareholders. All per share data has been restated to give effect to this stock dividend for all periods presented.

TABLE 13: RISK-BASED CAPITAL

  The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 1994, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

                                         RISK-WEIGHTED CATEGORY
                          -----------------------------------------------------
RISK-WEIGHTED ASSETS          0%         20%       50%       100%      TOTAL
--------------------      ---------- ---------- --------  ---------- ----------
                                             (IN THOUSANDS)
Loans:
 Residential mortgage...  $       -- $    1,002 $145,348  $   17,204 $  163,554
 All other..............          --     72,209   14,827   2,019,027  2,106,063
                          ---------- ---------- --------  ---------- ----------
   Total loans..........  $       -- $   73,211 $160,175  $2,036,231 $2,269,617
Securities available for
 sale:
 U.S. Treasury..........  $2,197,912 $       -- $     --  $       -- $2,197,912
 U.S. agencies and mort-
  gage-backed...........       2,122    125,621       --          --    127,743
 Equity securities and
  other.................       3,656         33       --       2,852      6,541
                          ---------- ---------- --------  ---------- ----------
   Total securities
    available for sale..  $2,203,690 $  125,654 $     --  $    2,852 $2,332,196
Investment securities...          --    374,897    9,937          --    384,834
Trading securities......      14,959     15,784       --         239     30,982
Federal funds and resell
 agreements.............          --    534,099       --          --    534,099
Cash and due from banks.     352,562    418,251       --          --    770,813
All other assets........          --         --       --     287,898    287,898
                          ---------- ---------- --------  ---------- ----------
   Category totals......  $2,571,211 $1,541,896 $170,112  $2,327,220 $6,610,439
                          ---------- ---------- --------  ---------- ----------
Risk-weighted totals....  $        0 $  308,379 $ 85,056  $2,327,220 $2,720,655
Off-balance-sheet items
 (risk-weighted)........          --      1,423       35     348,120    349,578
                          ---------- ---------- --------  ---------- ----------
   Total risk-weighted
    assets..............  $        0 $  309,802 $ 85,091  $2,675,340 $3,070,233
                          ========== ========== ========  ========== ==========
CAPITAL                                          TIER 1     TIER 2     TOTAL
-------                                         --------  ---------- ----------
Shareholders' equity..........................  $592,517  $       -- $  592,517
Minority interest in subsidiaries.............         9          --          9
Less premium on purchased banks...............   (78,091)         --    (78,091)
Long-term debt*...............................        --         967        967
Allowance for loan losses.....................        --      32,527     32,527
                                                --------  ---------- ----------
  Total capital...............................  $514,435  $   33,494 $  547,929
                                                ========  ========== ==========
CAPITAL RATIOS
--------------
Tier 1 capital to risk-weighted assets........                            16.76%
Total capital to risk-weighted assets.........                            17.85
Leverage ratio (Tier 1 to total assets less
 premium on purchased banks)..................                             7.89

--------
*Qualifying amounts.

ASSET/LIABILITY MANAGEMENT

INTEREST RATE SENSITIVITY

  Due to the nature of the Company's business, some degree of interest rate risk is inherent and appropriate. Management's objective in this area is to limit the level of earnings exposure arising from interest rate movements. This analysis is related to liquidity due to the impact of maturing assets and liabilities. Many of the Company's financial instruments reprice prior to maturity.

  Interest rate sensitivity is measured by "gaps", which is the difference between interest earning assets and interest-bearing liabilities which reprice or mature within a specific time interval. A positive gap indicates that interest earning assets exceed interest-bearing liabilities within a given interval. A positive gap position results in increased net interest income when rates increase and the opposite when rates decline.

  Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 15 is a static gap analysis which presents the Company's assets and liabilities based on their repricing or maturity characteristics. This analysis shows that for the 180 day interval beginning January 1, 1995, the Company is in a negative gap position as liabilities maturing or repricing during this time exceed assets. At the one-year period the Company has a positive cumulative gap as the ratio of earning assets to paying liabilities is 1.12%, compared to 1.02% at December 31, 1993.

  In management's opinion the static gap report tends to overstate the interest rate risk of the Company due to certain factors which are not measured on a static or snapshot analysis. A static gap analysis assumes that all liabilities reprice based on their contractual term. However, the effect of rate increases on core retail deposits, approximately 53% of total deposits, tends to lag the change in market rates. This lag generally lessens the negative impact of rising interest rates when the Company has more liabilities repricing than assets. In addition, a static analysis ignores the impact of changes in the mix and volume of interest-bearing assets and liabilities. During 1994, the Company's loans increased as a percentage of total earning assets and noninterest-bearing demand deposit accounts represented a larger component of total funding sources.

  The Company will continue to manage its interest rate risk using static gap analysis along with other tools which help measure the impact of various interest rate scenarios. The Company does not use off-balance-sheet hedges or swaps to manage this risk.

TABLE 14: RATE SENSITIVITY AND MATURITY OF LOANS

  The following table presents the rate sensitivity of certain loans maturing after 1995, compared with the total loan portfolio as of December 31, 1994. Of the $1,205,622,000 of loans due after 1995, $702,841,000 are to individuals for the purchase of residential dwellings and other consumer goods. The remaining $502,781,000 is for all other purposes and reflects maturities of $376,170,000 in 1996 through 1999 and $126,611,000 after 1999.

                                                               DECEMBER 31, 1994
                                                               -----------------
                                                                (IN THOUSANDS)
Loans due 1995:
 Residential homes and consumer goods.........................    $  149,385
 All other....................................................       916,214
                                                                  ----------
                                                                  $1,065,599
Loans due after 1995:
 Variable interest rate.......................................    $  498,919
 Fixed interest rate..........................................       706,703
                                                                  ----------
                                                                  $1,205,622
Unearned interest and allowance for loan losses...............       (34,131)
                                                                  ----------
   Net loans..................................................    $2,237,090
                                                                  ==========

TABLE 15: INTEREST RATE SENSITIVITY ANALYSIS

                            1-90
    DECEMBER 31, 1994       DAYS    91-180 DAYS 181-365 DAYS  TOTAL    OVER 365 DAYS  TOTAL
    -----------------     --------  ----------- ------------ --------  ------------- --------
                                                    (IN MILLIONS)
Earning assets
Loans...................  $1,297.4    $176.9       $205.5    $1,679.8    $  589.8    $2,269.6
Securities*.............     299.2     222.0        447.2       968.4     1,691.6     2,660.0
Federal funds sold and
 resell agreements......     534.1        --           --       534.1          --       534.1
Other...................      30.9        --           --        30.9         0.1        31.0
                          --------    ------       ------    --------    --------    --------
  Total earning assets..  $2,161.6    $398.9       $652.7    $3,213.2    $2,281.5    $5,494.7
                          --------    ------       ------    --------    --------    --------
  % of total earning as-
   sets.................      39.3%      7.3%        11.9%       58.5%       41.5%      100.0%
                          --------    ------       ------    --------    --------    --------
Funding sources
Interest-bearing demand
 and savings............  $1,297.1    $   --       $   --    $1,297.1    $1,124.1    $2,421.2
Time deposits...........     338.6     243.9        189.7       772.2       369.0     1,141.2
Federal funds purchased
 and repurchase agree-
 ments..................     801.0        --           --       801.0          --       801.0
Borrowed funds..........       1.0       4.5          0.9         6.4        40.8        47.2
Noninterest-bearing
 sources................       3.0        --           --         3.0     1,081.1     1,084.1
                          --------    ------       ------    --------    --------    --------
  Total funding sources.  $2,440.7    $248.4       $190.6    $2,879.7    $2,615.0    $5,494.7
                          --------    ------       ------    --------    --------    --------
  % of total earning as-
   sets.................      44.4%      4.5%         3.5%       52.4%       47.6%      100.0%
                          --------    ------       ------    --------    --------    --------
Interest sensitivity
 gap....................  $ (279.1)   $150.5       $462.1    $  333.5    $ (333.5)
Cumulative gap..........    (279.1)   (128.6)       333.5       333.5          --
As a % of total earning
 assets.................       5.1%      2.3%         6.1%        6.1%         --
Ratio of earning assets
 to funding sources.....      0.89      1.61         3.42        1.12        0.87
Cumulative ratio --
 1994...................      0.89      0.95         1.12        1.12        1.00
       -- 1993..........      0.78      0.85         1.02        1.02        1.00
       -- 1992..........      0.73      0.72         0.90        0.90        1.00

--------
* Includes securities available for sale based on scheduled maturity dates.

LIQUIDITY

  Liquidity represents the Company's ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The primary source of liquidity for the Company is regularly scheduled maturities of assets along with$2.3 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits.

  The parent company's cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be in the future.

TABLE 16: SUMMARY OF OPERATING RESULTS BY QUARTER (UNAUDITED)

                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                              MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                              -------- ------- -------- -------
                                               (IN THOUSANDS EXCEPT PER SHARE
                                                            DATA)
1994
Interest income.............................. $76,119  $80,089 $82,306  $84,746
Interest expense.............................  30,886   33,036  35,197   36,945
                                              -------  ------- -------  -------
  Net interest income........................ $45,233  $47,053 $47,109  $47,801
Provision for loan losses....................     382      516     861      881
Noninterest income...........................  36,122   35,523  35,539   36,234
Noninterest expense..........................  61,889   64,845  64,889   65,952
Income tax provision.........................   5,737    6,107   5,647    5,094
                                              -------  ------- -------  -------
  Net income................................. $13,347  $11,108 $11,251  $12,108
                                              =======  ======= =======  =======
1993
Interest income.............................. $59,817  $69,535 $77,192  $76,671
Interest expense.............................  26,256   29,591  32,604   31,267
                                              -------  ------- -------  -------
  Net interest income........................ $33,561  $39,944 $44,588  $45,404
Provision for loan losses....................     738      845     901      848
Noninterest income...........................  28,915   32,901  34,290   35,955
Noninterest expense..........................  47,763   56,305  62,951   63,958
Income tax provision.........................   4,521    5,123   5,166    5,320
                                              -------  ------- -------  -------
  Net income................................. $ 9,454  $10,572 $ 9,860  $11,233
                                              =======  ======= =======  =======
                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                              MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                              -------- ------- -------- -------
PER SHARE 1994
Net income................................... $  0.69  $  0.58 $  0.59  $  0.65
Dividend.....................................    0.18     0.18    0.20     0.20
Book value...................................   29.75    29.48   29.65    29.33
Market price:
 High........................................   34.55    34.50   34.00    33.25
 Low.........................................   31.82    32.05   32.50    29.50
 Close.......................................   32.73    33.75   32.50    31.25
PER SHARE 1993
Net income................................... $  0.63  $  0.65 $  0.51  $  0.58
Dividend.....................................    0.18     0.18    0.18     0.18
Book value...................................   26.89    28.85   29.15    30.25
Market price:
 High........................................   37.05    36.82   36.14    36.59
 Low.........................................   33.41    33.41   34.77    33.18
 Close.......................................   36.14    35.00   35.45    34.09

--------
Per share information restated for the 10% stock dividend paid July 1, 1994.

                           UMB FINANCIAL CORPORATION

               FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

                                     1994                         1993
                          ---------------------------- ----------------------------
                                               (IN MILLIONS)
                                                (UNAUDITED)
                                     INTEREST   RATE              INTEREST   RATE
                          AVERAGE    INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/
                          BALANCE   EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1)
                          --------  ---------- ------- --------  ---------- -------
ASSETS
Loans, net of unearned
 interest (FTE) (2).....  $2,148.6    $173.1    8.06%  $1,786.5    $144.0    8.06%
Securities:
 Taxable................  $2,555.2    $122.0    4.77   $2,468.8    $116.0    4.70
 Tax-exempt (FTE).......     289.1      18.5    6.41      260.5      17.0    6.53
                          --------    ------    ----   --------    ------    ----
  Total securities......  $2,844.3    $140.5    4.94   $2,729.3    $133.0    4.88
Federal funds sold and
 resell agreements......     338.0      13.6    4.03      320.4       9.9    3.09
Other earning assets
 (FTE)..................      56.5       3.2    5.65       58.1       3.1    5.24
                          --------    ------    ----   --------    ------    ----
  Total earning assets
   (FTE)................  $5,387.4    $330.4    6.13   $4,894.3    $290.0    5.92
Allowance for loan
 losses.................     (34.2)                       (31.9)
Cash and due from banks.     675.3                        604.4
Other assets............     344.1                        300.0
                          --------                     --------
  Total assets..........  $6,372.6                     $5,766.8
                          ========                     ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing demand
 and savings deposits...  $2,365.0    $ 58.6    2.48%  $2,092.1    $ 50.9    2.43%
Time deposits under
 $100,000...............   1,003.8      40.8    4.06      957.7      41.4    4.32
Time deposits of
 $100,000 or more.......     207.2       7.6    3.62      236.1       6.8    2.91
                          --------    ------    ----   --------    ------    ----
  Total interest-bearing
   deposits.............  $3,576.0    $107.0    2.99   $3,285.9    $ 99.1    3.02
Short-term borrowings...       1.0        --    3.26        1.4        --    2.08
Long-term debt..........      50.4       4.0    7.97       53.5       4.4    8.23
Federal funds purchased
 and repurchase
 agreements.............     664.5      25.1    3.77      581.1      16.2    2.78
                          --------    ------    ----   --------    ------    ----
  Total interest-bearing
   liabilities..........  $4,291.9    $136.1    3.17   $3,921.9    $119.7    3.05
Noninterest-bearing
 demand deposits........   1,445.4                      1,273.7
Other liabilities.......      62.9                         68.6
                          --------                     --------
  Total liabilities.....  $5,800.2                     $5,264.2
                          --------                     --------
Total shareholders'
 equity.................     572.4                     $  502.6
                          --------                     --------
  Total liabilities and
   shareholders' equity.  $6,372.6                     $5,766.8
                          ========                     ========
                                      ------                       ------
Net interest income
 (FTE)..................              $194.3                       $170.3
                                      ======                       ======
Net interest spread.....                        2.96%                        2.87%
Net interest margin.....                        3.61                         3.48

--------
(1) Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 34% for 1990 through 1992 and 35% for 1993 and 1994. The tax-equivalent interest income and yields give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2) Loan fees and income from loans on nonaccrual status are included in loan income.

            1992                         1991                         1990              AVERAGE
 --------------------------------------------------------- ---------------------------- BALANCE
                                                                                         FIVE-
                                                                                          YEAR
            INTEREST   RATE              INTEREST   RATE              INTEREST   RATE   COMPOUND
 AVERAGE    INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/  GROWTH
 BALANCE   EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1)   RATE
 --------  ---------- ------- --------  ---------- ------- --------  ---------- ------- --------
 $1,337.3    $120.8    9.03%  $1,356.1    $145.8    10.75% $1,349.1    $156.9    11.63%    9.69%
 $1,868.6    $102.5    5.48   $1,530.9    $114.8     7.50  $1,398.9    $116.4     8.32    18.30
    240.5      17.8    7.41      285.8      24.3     8.49     225.7      20.8     9.23    10.62
 --------    ------    ----   --------    ------    -----  --------    ------    -----   ------
 $2,109.1    $120.3    5.70   $1,816.7    $139.1     7.66  $1,624.6    $137.2     8.45    17.36
    405.3      14.7    3.63      314.7      17.6     5.58     380.2      30.5     8.02    (4.74)
     70.5       4.5    6.42       73.7       5.2     7.08      34.2       2.9     8.39    19.69
 --------    ------    ----   --------    ------    -----  --------    ------    -----   ------
 $3,922.2    $260.3    6.63   $3,561.2    $307.7     8.64  $3,388.1    $327.5     9.67    11.80
   (26.1)                        (26.2)                       (26.8)                       4.46
    494.1                        404.1                        401.2                        9.61
    232.8                        223.5                        197.3                       13.76
 --------                     --------                     --------                      ------
 $4,623.0                     $4,162.6                     $3,959.8                       11.70
 ========                     ========                     ========                      ======
 $1,559.0    $ 51.1    3.28%  $1,274.5    $ 63.6     4.99% $1,105.8    $ 66.7     6.03%   18.24%
    905.0      44.8    4.95      930.2      63.6     6.83     851.6      67.5     7.92     6.92
    193.3       7.1    3.69      253.4      15.0     5.92     485.9      34.0     7.00   (15.95)
 --------    ------    ----   --------    ------    -----  --------    ------    -----   ------
 $2,657.3    $103.0    3.88   $2,458.1    $142.2     5.78  $2,443.3    $168.2     6.88     9.85
     28.3       1.0    3.66       38.6       2.2     5.77      34.4       2.8     8.03   (49.21)
     41.0       3.6    8.65       46.3       4.0     8.67      51.4       4.4     8.65     2.71
    511.1      16.2    3.17      460.8      23.3     5.06     297.6      21.4     7.20    23.87
 --------    ------    ----   --------    ------    -----  --------    ------    -----   ------
 $3,237.7    $123.8    3.82   $3,003.8    $171.7     5.72  $2,826.7    $196.8     6.97    11.08
    938.3                        731.1                        747.9                       13.60
     61.0                         72.1                         56.7                        5.69
 --------                     --------                     --------                      ------
 $4,237.0                     $3,807.0                     $3,631.3                       11.61
 --------                     --------                     --------                      ------
 $  386.0                     $  355.6                     $  328.5                       12.71
 --------                     --------                     --------                      ------
 $4,623.0                     $4,162.6                     $3,959.8                       11.70
 ========                     ========                     ========                      ======
             ------                       ------                       ------
             $136.5                       $136.0                       $130.7
             ======                       ======                       ======
                       2.81%                         2.92%                        2.70%
                       3.48                          3.82                         3.86

                           UMB FINANCIAL CORPORATION

                   SELECTED FINANCIAL DATA OF AFFILIATE BANKS

                                             DECEMBER 31, 1994
                          --------------------------------------------------------
                                                 LOANS
                          NUMBER OF   TOTAL      NET OF     TOTAL    SHAREHOLDERS'
                          LOCATIONS   ASSETS    UNEARNED   DEPOSITS     EQUITY
                          --------- ---------- ---------- ---------- -------------
                                               (IN THOUSANDS)
WESTERN MISSOURI
UMB Bank, n.a. (Kansas
 City)..................      26    $3,486,544 $1,101,798 $2,806,383   $223,714
UMB Bank, Cass County
 (Peculiar).............       1        30,745      8,193     26,381      2,215
UMB Bank, Northwest (St.
 Joseph)................       9       181,686     33,433    155,862     12,700
EASTERN MISSOURI AND IL-
 LINOIS
UMB Bank of St. Louis,
 n.a....................      19    $  794,240 $  337,698 $  600,260   $ 61,413
UMB Bank, Northeast
 (Monroe City)..........       2        64,763     19,418     46,846      6,541
UMB First State Bank of
 Morrisonville
 (Illinois).............       1         9,456      1,670      8,481        785
SOUTHWESTERN MISSOURI
United Missouri Bank of
 Carthage...............       2    $   61,992 $   14,697 $   48,268   $  3,945
United Missouri Bank of
 Joplin.................       3        65,694     21,511     54,663      4,472
United Missouri Bank of
 Monett.................       1       104,810     26,879     69,954      6,929
United Missouri Bank of
 Springfield............       2       115,025     41,736     45,688      5,333
UMB Bank, Warsaw........       3        64,824     12,628     52,022      6,995
CENTRAL MISSOURI
UMB Bank, Boonville.....       2    $   44,009 $   12,776 $   32,875   $  3,120
UMB Bank, Jefferson
 City...................       1        42,702     26,806     29,304      3,965
UMB Bank, North Central
 (Brookfield)...........       5        83,565     15,141     62,358      6,176
UMB Bank, Warrensburg...       4       108,165     22,745     95,466      7,526
COLORADO
UMB Bank Colorado.......       6    $  210,729 $   86,235 $  183,541   $ 16,435
KANSAS
UMB Bank Kansas.........      16    $  730,392 $  267,239 $  507,440   $108,799
UMB National Bank of
 America................      13       466,102    167,004    371,829     68,892
BANKING-RELATED SUBSIDI-
 ARIES
Scout Brokerage Servic-
 es, Inc................
UMB Community
 Development
 Corporation............
UMB Mortgage Company....
UMB Properties, Inc.....
United Missouri Banc
 Leasing Corporation....
United Missouri Bank,
 U.S.A..................
United Missouri Capital
 Corporation............
United Missouri Insur-
 ance Company...........
United Missouri Trust
 Company of New York....