Form 10-Q
period 1995-03-31
UMB FINANCIAL CORP
filed 1995-05-15
CIK 101382

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                        FORM 10-Q


   (Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended                    March 31, 1995

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


                                Yes    X    No

At March 31, 1995, UMB Financial Corporation had 18,961,873 shares of common stock outstanding. This is the only class of stock of the Company.

                               UMB FINANCIAL CORPORATION

                                      FORM 10-Q

                                        INDEX


PART I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets
             as of March 31, 1995 and 1994 and December 31, 1994........    3

           Consolidated Statements of Income for the Three Months
             Ended March 31, 1995 and 1994.............................     4

           Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1995 and 1994.........    5

           Consolidated Statements of Shareholders' Equity
             for the Three Months Ended March 31, 1995 and 1994.........    6

           Notes to Consolidated Financial Statements...................    7-8

           Supplemental Financial Data
             Average Balances/Yields and Rates..........................    9
             Analysis of Changes in Net Interest Income and Margin......   10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    11-12

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K.............................  13

            Signatures...................................................  14

                          UMB FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                   March 31,      December 31,
                                                1995      1994        1994
ASSETS
Loans:
  Commercial, financial and agricultural    $1,178,549 $1,097,328  $1,135,827
  Consumer (net of unearned interest)          684,278    578,200     687,068
  Real estate                                  436,806    454,221     444,565
  Leases                                         1,958        973       2,157
  Allowance for loan losses                    (32,285)   (35,377)    (32,527)
                                            __________ __________  __________
    Net loans                               $2,269,306 $2,095,345  $2,237,090

Securities available for sale:
  U.S. Treasury and agencies                $2,064,455 $2,572,181  $2,267,188
  Equity securities and other                    8,015     11,216       8,025
                                            __________ __________  __________
    Total securities available for sale     $2,072,470 $2,583,397  $2,275,213
Securities held to maturity:
    State and political subdivisions        $  307,220 $  283,189  $  298,556
    US Agencies                                 85,389     86,140      86,278
                                            ___________ _________  __________
    Total securities held to maturity
      (market value of $386,973, $369,388
      and $373,644 respectively)            $  392,609 $  369,329  $  384,834
Federal funds and resell agreements            216,123    311,684     534,099
Trading securities                              54,410     75,944      30,982
                                            __________ __________  __________
     Total earning assets                   $5,004,918 $5,435,699  $5,462,218
Cash and due from banks                        574,062    624,620     770,813
Bank premises and equipment, net               133,992    128,378     130,261
Accrued income                                  73,329     68,771      81,219
Premium on and intangibles of purchased
  banks                                         76,314     83,525      78,091
Other assets                                    65,914     51,711      76,418
                                            __________ __________  __________
     Total assets                           $5,928,529 $6,392,704  $6,599,020
                                            ========== ==========  ==========
LIABILITIES
Deposits:
  Noninterest-bearing demand                $1,410,912 $1,545,223  $1,570,478
  Interest-bearing demand and savings        2,205,499  2,343,964   2,421,149
  Time deposits under $100,000                 942,949  1,028,370     949,728
  Time deposits of $100,000 or more            173,963    200,966     191,479
                                            __________ __________  __________
    Total deposits                          $4,733,323 $5,118,523  $5,132,834
Federal funds and repurchase agreements        480,809    579,782     801,003
Short-term debt                                    459      1,974         872
Long-term debt                                  46,249     51,529      46,330
Accrued expenses and taxes                      47,227     42,033      38,638
Other liabilities                               36,250     25,070      22,037
                                            __________ __________  __________
    Total liabilities                       $5,344,317 $5,818,911  $6,041,714

SHAREHOLDERS' EQUITY
Common stock, Par Value $1.00, $12.50, and
 $1.00 respectively. Authorized 23,000,000
 shares; 20,677,558 shares issued           $   20,678 $  236,579  $   20,678
Capital surplus                                442,594    167,331     442,606
Retained earnings                              191,222    218,397     182,159
Net unrealized loss on securities
  available for sale                           (16,138)    (5,069)    (35,211)
Treasury stock, 1,715,685, 1,388,388 and
  1,676,451 shares, at cost, respectively      (54,144)   (43,445)    (52,926)
                                            __________ __________  __________
    Total shareholders' equity              $  584,212 $  573,793  $  557,306
                                            __________ __________  __________
    Total liabilities and
      shareholders' equity                  $5,928,529 $6,392,704  $6,599,020
                                            ========== ==========  ==========

See Notes to Consolidated Financial Statements.

                           UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited in thousands)

                                                                Three Months
                                                               Ended March 31,
INTEREST INCOME                                                1995       1994
                                                            ____________________
Loans                                                       $ 50,398   $ 38,676
 Securities:
 Taxable interest                                           $ 29,035   $ 30,455
 Tax-exempt interest                                           3,488      2,938
                                                            ________   ________
   Total securities income                                  $ 32,523   $ 33,393
Federal funds and resell agreement                             4,681      3,171
Trading securities and other                                     972        879
                                                            ________   ________
   Total interest income                                    $ 88,574   $ 76,119

INTEREST EXPENSE
Deposits                                                    $ 31,652   $ 25,522
Federal funds and repurchase
  agreements                                                   7,845      4,338
Short-term debt                                                   12          8
Long-term debt                                                   917      1,018
                                                            ________   ________
   Total interest expense                                   $ 40,426   $ 30,886
Net interest income                                         $ 48,148   $ 45,233
Provision for loan losses                                        926        382
                                                            ________   ________
   Net interest income after provision                      $ 47,222   $ 44,851
                                                            ________   ________
NONINTEREST INCOME
Trust income                                                $  8,411   $  8,460
Securities processing                                          2,610      3,122
Trading and investment banking                                 2,751      2,990
Service charges on deposits                                    8,254      8,194
Other service charges and fees                                 3,422      3,662
Bankcard fees                                                  6,125      5,314
Net investment security gains                                    417      3,027
Other                                                          3,997      1,353
                                                            ________   ________
   Total noninterest income                                 $ 35,987   $ 36,122

NONINTEREST EXPENSE
Salaries and employee benefits                              $ 31,041   $ 29,829
Occupancy, net                                                 3,803      3,802
Equipment                                                      5,189      5,099
Supplies and services                                          4,597      4,638
Bankcard processing                                            5,328      4,535
Marketing and business development                             3,589      3,562
FDIC and regulatory fees                                       3,027      2,995
Other                                                          7,441      7,429
                                                            ________   ________
   Total noninterest expense                                $ 64,015   $ 61,889
Income before income taxes                                  $ 19,194   $ 19,084
Income tax provision                                           6,339      5,737
                                                            ________   ________
   NET INCOME                                               $ 12,855   $ 13,347
                                                            ========   ========

PER SHARE DATA
Net income                                                     $0.68      $0.69
Dividends                                                      $0.20      $0.18

Weighted average shares                                   18,991,427 19,324,498
  outstanding

See Notes to Consolidated Financial Statements.

                              UMB FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      1995        1994
                                                 _________________________
Operating Activities
Net Income                                       $   12,855    $   13,347
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                           926           382
    Depreciation and amortization                     5,499         5,505
    Deferred income taxes and investment
      tax credits                                    (1,702)         (693)
    Net (increase) decrease in trading
      securities                                    (23,428)        7,802
    Investment security gains                          (424)       (3,073)
    Investment security losses                            7            46
    Amortization of securities premium,
      net of discount accretion                      10,317        11,199
    Increase in interest receivable                   7,890         3,780
    Decrease in interest payable                        (53)       (1,246)
    Other, net                                       23,272       (23,747)
                                                 __________    __________
      Net cash provided by operating
        activities                               $   35,159    $   13,302
                                                 __________    __________

Investing Activities
Proceeds from maturities of investment           $   19,387    $   32,079
  securities
Proceeds from sales of securities available
  for sale                                              448       115,294
Proceeds from maturities of securities available
  for sale                                          383,416       244,633
Purchases of investment securities                  (28,636)      (36,891)
Purchases of securities available for sale         (158,685)     (368,099)
Net decrease in loans                               (33,142)       28,444
Net decrease in federal funds and resell
  agreements                                        317,976        27,491
Purchases of bank premises and equipment             (7,511)       (3,222)
Proceeds from sales of bank premises
  and equipment                                          58             1
                                                 __________    __________
      Net cash provided by investing activities  $  493,311    $   39,730
                                                 __________    __________
Financing Activities
Net increase (decrease) in demand and savings    $ (375,216)   $   36,568
  deposits
Net decrease in time deposits                       (24,295)      (79,774)
Net decrease in federal funds and repurchase       (320,194)      (45,300)
  agreements
Net increase (decrease) in short term borrowings       (413)          521
Repayments of long term debt                            (81)            -
Cash dividends                                       (3,792)       (3,507)
Proceeds from exercise of stock options                  28            82
Purchases of treasury stock                          (1,258)       (3,370)
                                                 __________    __________
      Net cash used by financing activities      $ (725,221)   $  (94,780)

Decrease in cash and due from banks              $ (196,751)   $  (41,748)
Cash and due from banks at beginning of year        770,813       666,368
                                                 __________    __________
Cash and due from banks at end of period         $  574,062    $  624,620
                                                 ==========    ==========

See Notes to Consolidated Financial Statements.

                                     UMB FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (in thousands)

                                                                   Net Unrealized
                                 Common     Capital    Retained        Holding      Treasury
                                  Stock     Surplus    Earnings      Gain (Loss)     Stock

Balance - December 31, 1993     $236,579    $167,368   $208,557      $   14,333     $(40,194)
Net income                             -           -     13,347               -            -
Cash dividends                         -           -     (3,507)              -            -
Purchase of treasury stock             -           -          -               -       (3,370)
Exercise of stock options              -         (37)         -               -          119
Net unrealized loss on
  securities available for sale        -           -          -         (19,402)           -
                                ________    ________   ________      ___________    ________
Balance - March 31, 1994        $236,579    $167,331   $218,397      $   (5,069)    $(43,445)
                                ========    ========   ========      ===========    =========

Balance - December 31, 1994     $ 20,678    $442,606   $182,159      $  (35,211)    $(52,926)
Net income                             -           -     12,855               -            -
Cash dividends                         -           -     (3,792)              -            -
Purchase of treasury stock             -           -          -               -       (1,258)
Exercise of stock options              -         (12)         -               -           40
Net unrealized gain on
  securities available for sale        -           -          -          19,073            -
                                ________    ________   ________      ___________     _________
Balance - March 31, 1995        $ 20,678    $442,594   $191,222      $  (16,138)    $(54,144)
                                ========    ========   ========      ===========     =========

See Notes to Consolidated Financial Statements.

                              UMB FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1995

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

2.  Financial Statement Presentation:

    The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations have been made. The financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and with reference to the 1994 Annual Report to Shareholders.

3.  Earnings Per Share:

    Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. All share and per share data has been adjusted to reflect a 10% stock dividend paid on July 1, 1994.

4.  Allowance for Loan Losses:

    The following is a summary of the Allowance for Loan Losses for the three months ended March 31, 1995 and 1994 (in thousands):

                                         Three Months Ended March 31,
                                             1995            1994
      Balance January 1                    $32,527         $35,590
      Additions:
        Provision for loan losses              926             382
                                           _______         _______
                                           $33,453         $35,972
                                           _______         _______
      Deductions:
        Charge-offs                        $(1,653)        $(1,303)
        Less recoveries on loans
          previously charged-off               485             708
                                           _______         _______
          Net charge-offs                  $(1,168)        $  (595)
                                           _______         _______
      Balance, March 31                    $32,285         $35,377
                                           =======         =======

     At March 31, 1995 the amount of Commercial and Commercial Real Estate Loans that are considered to be impaired under SFAS No.114 was $944,000. All of these loans are currently on a nonaccrual basis. Included in the impaired loans is $572,000 of loans for which the related allowance for loan losses is $209,000. The remaining $372,000 of impaired loans do not have an allowance for loan loss as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended March 31, 1995 was approximately $984,000. The Company has recorded no interest income on its impaired loans for the three months ended March 31, 1995.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1995


5.  Commitments and Contingencies:

    In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of these suits will have a materially adverse effect on the financial position or results of operations of the Company.

                              UMB FINANCIAL CORPORATION
              AVERAGE BALANCES/YIELDS AND RATES (Tax-Equivalent Basis)
                                 (in thousands)

                                              Three Months Ended March 31,
                                               1995                 1994
                                         Average   Average    Average   Average
                                         Balance  Yield/Rate  Balance Yield/Rate
ASSETS

Loans, net of unearned interest        $2,300,477   8.93%   $2,109,499   7.50%
Securities:
  Taxable                              $2,265,748   5.20    $2,703,522   4.57
  Tax-exempt                              304,602   6.60       272,266   6.39
                                       __________           __________
    Total securities                   $2,570,350   5.36    $2,975,788   4.73
Federal funds and resell agreements       325,549   5.83       403,587   3.19
Other earning assets                       64,091   6.39        73,253   4.99
                                       __________           __________
    Total earning assets               $5,260,467   6.96    $5,562,127   5.67
Allowance for loan losses                 (32,545)             (35,506)
Other assets                              970,503            1,036,439
                                       __________           __________
    Total assets                       $6,198,425           $6,563,060
                                       ==========           ==========
LIABILITIES & SHAREHOLDERS' EQUITY

Interest-bearing deposits              $3,525,470   3.64%   $3,692,318   2.80%
Federal funds and repurchase agreements   607,371   5.24       611,840   2.88
Borrowed funds                             47,350   7.96        52,808   7.88
                                       __________           __________
    Total interest-bearing liabilities $4,180,191   3.92    $4,356,966   2.87
Noninterest-bearing demand deposits     1,381,474            1,541,301
Other liabilities                          63,173               76,288
Shareholders' equity                      573,587              588,505
                                       __________           __________
    Total liabilities and
      shareholders' equity             $6,198,425           $6,563,060
                                       ==========           ==========
Net interest spread                                 3.04%                2.80%
Net interest margin                                 3.85                 3.42

                                   UMB FINANCIAL CORPORATION
                      ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                                    (tax-equivalent basis)
                                        (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                      Three Months Ended
                                                                  March 31, 1995 vs. 1994
                                                                  Volume    Rate     Total

Change in interest earned on:
  Loans                                                         $  3,748 $  7,908  $ 11,656
  Securities:
    Taxable                                                       (5,299)   3,879    (1,420)
    Tax-exempt                                                       522      144       666
  Federal funds sold                                                (709)   2,219     1,510
  Other                                                             (123)     232       109
                                                                ________ ________  ________
    Interest income                                             $ (1,861)$ 14,382  $ 12,521
                                                                ________ ________  ________
Change in interest paid on:
  Interest-bearing
    deposits                                                    $ (1,198)$  7,328  $  6,130
  Federal funds
    purchased                                                        (32)   3,539     3,507
  Borrowed funds                                                    (107)      10       (97)
                                                                ________ ________  ________
    Interest expense                                            $ (1,337)$ 10,877  $  9,540
                                                                ________ ________  ________
Net interest income                                             $   (524)$  3,505  $  2,981
                                                                ======== ========  ========

ANALYSIS OF NET INTEREST MARGIN

                                                                      Three Months Ended
                                                                          March 31,
                                                                 1995       1994      Change

Average earning assets                                       $5,260,467 $5,562,127 $(301,660)
Interest-bearing
  liabilities                                                 4,180,191  4,356,966  (176,775)
                                                             __________ __________ _________
Interest free
  funds                                                      $1,080,276 $1,205,161 $(124,885)
                                                             ========== ========== ==========
Free funds ratio
  (free funds to
  earning assets)                                                 20.54%     21.67%   (1.13)%

Tax-equivalent yield
  on earning assets                                                6.96%      5.67%    1.29%
Cost of interest-
  bearing liabilities                                              3.92       2.87     1.05
                                                                  _____      _____    _____
Net interest spread                                                3.04%      2.80%    0.24%
Benefit of interest
  free funds                                                       0.81       0.62     0.19
                                                                  _____      _____    _____
Net interest margin                                                3.85%      3.42%    0.43%
                                                                  =====      =====    =====

                                UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS FOR THE
                            THREE MONTHS ENDED MARCH 31, 1995

SUMMARY
UMB Financial Corporation, (the Company) recorded net income of $12,855,000 for the three months ended March 31, 1995 compared to $13,347,000 for the same period in 1994. Per share earnings were $0.68 for 1995 compared to $0.69 for 1994.

In comparing results for the first quarter of 1995 to the same period in 1994, an increase in the Company's net interest income was offset by a slightly higher provision for loan losses and an increase in non interest expenses. These changes resulted in a $110,000 increase in pre tax earnings for the first quarter of 1995 compared to first quarter 1994. Income tax expense for 1995 was $602,000 greater than the expense for the comparable period in 1994 due to the utilization of certain tax credits available in 1994. Earnings per share for the first quarter of 1995 decreased by 1.4% from the first quarter of 1994 compared to a period to period decrease in net income of 3.7%. The percentage decrease in earnings per share was less than the decrease in earnings due to a reduction of average outstanding shares caused by treasury stock purchases by the Company.

RESULTS OF OPERATIONS
During the three month period ended March 31, 1995 the Company earned net interest income of $48,148,000 compared to $45,233,000 for the first quarter of 1994. This increase was the result of an improvement in the Company's net interest spread from 2.80% for the first quarter of 1994 to 3.04% for the first quarter of 1995. The improvement in the net interest spread resulted primarily from a change in the mix of interest earning assets.
This change also resulted in an increase in the Company's margin which was 3.85% for the first quarter of 1995 compared to 3.42% for the first three months of 1994. Changes in the level of interest earning assets also effected the change in the Company's net interest margin and net interest income earned. For the three months ended March 31, 1995 average interest earning assets decreased by 5.4% compared to the same period in 1994. The effect of this decrease was offset by the mix change as loans increased during first quarter 1995 compared to first quarter 1994. Loans represented 43.7% of average interest earning assets during first quarter 1995 compared to 37.9% for the same period in 1994.

The Company's provision for loan losses was $926,000 for the first quarter of 1995 compared to $382,000 for the same period in 1994. The increase in the loan loss provision approximates the increases in net loan losses during the first quarter of 1995 compared to the same period a year earlier. The adequacy of the allowance for loan losses is managed on a bank by bank basis. In the opinion of management the allowance for loan losses at March 31, 1995 is adequate to absorb the potential losses in the loan portfolio.

Non interest income totaled $35,987,000 for the three month period ended
March 31, 1995, compared to $36,122,000 for the same period in 1994. Decreases in transactional fee income related to securities processing and securities trading and investment banking were offset by increased income from merchant bankcard activity. The above variances in fee income resulted primarily from changes in transaction volumes. Net gains on the sale securities available for sale were only $417,000 for the first quarter of 1995 as only limited securities were sold during the period. Included in other income for the first quarter of 1995 is a gain of approximately $2,600,000 from the sale of the Company's minority ownership position in an ATM switching station.

Non interest expense increased to $64,015,000 during the first three months of 1995 from $61,889,000 for the same period in 1994. This increase was fueled by higher costs associated with staffing and merchant bankcard processing.
At March 31, 1995 the Company's staffing level on a full time equivalent basis increased by 73 associates compared to one year earlier.

                                 UMB FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS FOR THE
                             THREE MONTHS ENDED MARCH 31, 1995


FINANCIAL CONDITION
Total assets at March 31, 1995 were $5.929 billion compared to $6.599 billion and $6.393 billion at December 31, 1994 and March 31, 1994, respectively. Average assets for the first quarter of 1995 decreased by $365 million from average assets for the first quarter of 1994. Securities available for sale at March 31, 1995 totaled $2.072 billion which represents a $203 million decrease for year end 1994 totals and a decrease of $511 million from March 31, 1994. The decrease in securities available for sale for the twelve month period ended March 31, 1995 was the result of loan growth and a decrease in total deposits. The decrease in securities for the three months ended March 31, 1995 was primarily the result of a reduction in deposits.

Average deposits for the first quarter of 1995 were $4.907 billion compared to $5.234 billion for the first quarter of 1994. Deposit pricing in most of the Company's markets has been very competitive and has resulted in the loss of some balances. Management believes the rates paid on the Company's deposit products are competitive and further significant decreases are not expected. Demand deposit totals have also decreased, primarily as a result of balances associated with trust business.

Loans for the first quarter of 1995 averaged $2.300 billion which represents a 9.05% increase over average loans for the first quarter of 1994. Management expects loan growth to continue as a result of an increased emphasis and ongoing marketing of this line of business. The level of non performing loans has decreased during the twelve month period ended
March 31, 1995. Non accrual and restructured loans totaled $4.5 million or 0.20% of total loans at March 31, 1995 compared to $9.3 million or 0.43% of total loans at March 31, 1994. Loans over ninety days past due represented 0.21% of total loans at both March 31, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity position continues to be strong. At March 31, 1995, the Company's loan to deposit ratio was 48.6%. The Company is not heavily dependent upon large liabilities as a funding source. At March 31, 1995, the average life of the securities portfolio was 16 months and 44% of the portfolio matures during the next twelve months.

At March 31, 1995, shareholders' equity totaled $584,212,000 compared to $557,306,000 and $573,793,000 at December 31, 1994, and March 31, 1994,
respectively. During the three months ended March 31, 1995, the Company's equity increased by $19 million due to a decrease in the unrealized loss on securities available for sale. Total equity for the year ended
March 31, 1995 included the effect of an $11 million increase in the loss on securities available for sale and the purchase of $10.7 million in treasury stock. From time to time the Company will continue to consider treasury stock purchases depending on price and availability. Due to the types of securities held by the Company and the relatively short average life, future changes in market valuation should not have a significant adverse effect on capital. The Company's capital ratio's are included in table below and far exceed regulatory requirements.

                                            Three Months Ended
                                                  March 31,
                                           1995             1994
RATIOS
Return on average assets                   0.84%            0.82%
Return on average equity                   9.09             9.20
Average equity to assets                   9.25             8.97
Tier 1 risk-based capital ratio           17.46            16.58
Total risk-based capital ratio            18.57            17.92
Leverage ratio                             8.95             7.85

PER SHARE DATA
Earnings                                 $ 0.68           $ 0.69
Cash dividends                             0.20             0.18
Dividend payout ratio                     29.41%           26.09%
Book value                               $30.81           $29.75

                               UMB FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS FOR THE
                           THREE MONTHS ENDED MARCH 31, 1995


PART II.  Other information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibit is filed herewith:

              27- Article 9 of Regulation S-X Financial Data Schedule for the March 31, 1995 Form 10-Q.

    (b)  Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.

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

Date:  May 15, 1995