Form 10-Q/A
period 1995-03-31
UMB FINANCIAL CORP
filed 1995-06-26
CIK 101382

THE PURPOSE OF THIS FILING IS TO SUBMIT THE FINANCIAL DATA SCHEDULE UNDER THE CORRECT FORM TYPE.

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                       FORM 10-Q AMENDMENT NUMBER ONE


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

Date: June 26, 1995