Form 10-Q
period 1995-06-30
UMB FINANCIAL CORP
filed 1995-08-14
CIK 101382

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

(MARK ONE)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended                                     June 30, 1995

                             OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from ___________________ to ____________________

            Commission file number     0-4887

                 UMB FINANCIAL CORPORATION
   (Exact name of registrant as specified in its charter)

         Missouri                                       43-0903811
(State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization                       Identification No.)

       1010 Grand Avenue, Kansas City, Missouri 64106
   (Address of principal executive offices and Zip Code)

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

              Yes    X      No


At June 30, 1995, UMB Financial Corporation had 18,819,453 shares of common stock outstanding. This is the only class of stock of the Company.

                 UMB FINANCIAL CORPORATION
                         FORM 10-Q
                           INDEX



PART I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheets
        as of June 30, 1995 and 1994 and December 31, 1994                  3

        Consolidated Statements of Income for the Three and Six Months
        Ended June 30, 1995 and 1994                                        4

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1995 and 1994                                        5

        Consolidated Statements of Shareholders' Equity
        Ended June 30, 1995 and 1994                                        6

        Notes to Consolidated Financial Statements                        7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                              9
            Analysis of Changes in Net Interest Income and Margin          10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   14

              Signatures                                                    15

                                              UMB FINANCIAL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                         June 30,   December 31,
ASSETS                                                          1995        1994        1994
Loans:
    Commercial, financial and agricultural                   $1,191,302  $1,116,181  $1,135,827
    Consumer (net of unearned interest)                         710,738     619,375     687,068
    Real estate                                                 446,460     456,012     444,565
    Leases                                                        1,428       1,411       2,157
    Allowance for loan losses                                   (31,758)    (32,977)    (32,527)
                                                              _________   _________   _________
        Net Loans                                             2,318,170   2,160,002   2,237,090
Securities available for sale:
    U.S. Treasury and agencies                                1,833,461   2,467,105   2,267,188
    Equity securities and other                                   6,256      10,753       8,025
                                                              _________   _________   _________
        Total securities available for sale                   1,839,717   2,477,858   2,275,213
Securities held to maturity:
    State and political subdivisions                            317,452     285,239     298,556
    U.S. Agencies                                                86,234      86,448      86,278
                                                              _________   _________   _________
        Total securities held to maturity (market value
        of $401,823, $368,097 & $373,644, respectively)         403,686     371,687     384,834
Federal funds and resell agreements                             153,638     304,860     534,099
Trading securities and other earning assets                      42,768      42,868      30,982
                                                              _________   _________   _________
            Total earning assets                              4,757,979   5,357,275   5,462,218
Cash and due from banks                                         572,411     535,768     770,813
Bank premises and equipment, net                                137,629     129,659     130,261
Accrued income                                                   74,328      73,525      81,219
Premium on and intangibles of purchased banks                    74,541      81,751      78,091
Other Assets                                                     51,401      62,552      76,418
                                                              _________   _________   _________
             Total assets                                    $5,668,289  $6,240,530  $6,599,020
                                                              =========   =========   =========
LIABILITIES
Deposits:
    Noninterest-bearing demand                               $1,342,765  $1,474,066  $1,570,478
    Interest-bearing demand and savings                       1,890,974   2,381,824   2,421,149
    Time deposits under $100,000                                946,161     992,334     949,728
    Time deposits of $100,000 or more                           178,390     189,565     191,479
                                                              _________   _________   _________
        Total deposits                                        4,358,290   5,037,789   5,132,834
Federal funds and repurchase agreements                         605,157     515,727     801,003
Short-term debt                                                   2,104       3,222         872
Long-term debt                                                   46,172      51,453      46,330
Accrued expenses and taxes                                       40,241      33,230      38,638
Other liabilities                                                14,932      30,960      22,037
                                                              _________   _________   _________
            Total liabilities                                $5,066,896  $5,672,381  $6,041,714

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized
    23,000,000 shares; 20,677,558 shares issued                 $20,678     $20,678     $20,678
Capital surplus                                                 442,579     442,753     442,606
Retained Earnings                                               199,539     166,419     182,159
Net unrealized loss on securities available for sale             (2,661)    (17,606)    (35,211)
Treasury stock, 1,858,105, 1,406,178 and
    1,676,451 shares, at cost, respectively                     (58,742)    (44,095)    (52,926)
                                                               ________   _________   _________
        Total shareholders' equity                              601,393     568,149     557,306
                                                              _________   _________   _________
            Total liabilities and shareholders' equity       $5,668,289  $6,240,530  $6,599,020
                                                              =========   =========   =========

See Notes to Consolidated Financial Statements.

                                                UMB FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                              (unaudited in thousands)

                                                                  Three Months                Six Months
                                                                  Ended June 30,             Ended June 30,
INTEREST INCOME                                                 1995        1994        1995        1994
Loans                                                           $54,946     $41,716    $105,344     $80,392
    Securities:
    Taxable interest                                             27,086      31,405      56,121      61,860
    Tax-exempt interest                                           3,604       3,067       7,092       6,005
                                                                 ______      ______      ______      ______
      Total securities income                                   $30,690     $34,472    $ 63,213     $67,865
Federal funds and resell agreements                               2,329       3,077       7,010       6,248
Trading securities and other                                        897         824       1,869       1,703
                                                                 ______      ______     _______     _______
            Total interest income                                88,862      80,089     177,436     156,208

INTEREST EXPENSE
Deposits                                                         30,958      26,015      62,610      51,537
Federal funds and repurchase
    agreements                                                    7,334       5,994      15,179      10,332
Short-term debt                                                       9           7          21          15
Long-term debt                                                      907       1,020       1,824       2,038
                                                                 ______      ______      ______      ______
        Total interest expense                                   39,208      33,036      79,634      63,922
Net interest income                                              49,654      47,053      97,802      92,286
Provision for loan losses                                           925         516       1,851         898
                                                                 ______      ______      ______      ______
            Net interest income after provision                  48,729      46,537      95,951      91,388

NONINTEREST INCOME
Trust income                                                      8,967       9,079      17,378      17,539
Securities processing                                             2,980       2,667       5,590       5,789
Trading and investment banking                                    2,767       2,413       5,518       5,403
Service charges on deposits                                       7,729       8,185      15,983      16,379
Other service charges and fees                                    4,234       4,253       7,656       7,915
Bankcard fees                                                     7,571       6,940      13,696      12,254
Net investment security gains                                       866         288       1,283       3,315
Other                                                             1,365       1,698       5,362       3,051
                                                                 ______      ______      ______      ______
        Total noninterest income                                 36,479      35,523      72,466      71,645

NONINTEREST EXPENSE
Salaries and employee benefits                                   30,981      30,029      62,022      59,858
Occupancy, net                                                    3,824       3,723       7,627       7,525
Equipment                                                         5,259       4,990      10,448      10,089
Supplies and services                                             4,670       4,998       9,267       9,636
Bankcard processing                                               7,808       5,965      13,136      10,500
Marketing and business development                                4,634       4,021       8,223       7,583
FDIC and regulatory fees                                          3,127       3,051       6,154       6,046
Other                                                             7,071       8,068      14,512      15,497
                                                                 ______      ______     _______     _______
        Total noninterest expense                                67,374      64,845     131,389     126,734
Income before income taxes                                      $17,834     $17,215    $ 37,028    $ 36,299
Income tax provision                                              5,739       6,107      12,078      11,844
                                                                 ______      ______      ______      ______
            NET INCOME                                          $12,095     $11,108     $24,950     $24,455
                                                                 ======      ======      ======      ======
PER SHARE DATA
Net income                                                        $0.64       $0.58       $1.32        1.27
Dividends                                                         $0.20       $0.18       $0.40        0.36

Weighted average shares outstanding                          18,930,222  19,281,838  18,960,655  19,303,050

See Notes to Consolidated Financial Statements.

                                                 UMB FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (unaudited in thousands)

                                                               Six Months Ended
                                                                       June 30,
                                                                1995        1994
Operating Activities
Net Income                                                      $24,950     $24,455
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                 1,851         898
        Depreciation and amortizaton                             11,329      10,889
        Deferred income taxes and investment tax credits         (2,518)       (646)
        Net (increase) decrease in trading securities           (11,786)     40,878
        Investment security gains                                (2,794)     (3,360)
        Investment security losses                                1,511          45
       Amortization of securities premium,
            net of discount accretion                            18,028      21,606
        Increase (decrease) in interest receivable                6,891        (974)
        Decrease in interest payable                               (438)     (1,935)
        Other, net                                                2,349     (29,242)
                                                                 ------      ------
            Net cash provided by operating activities           $49,373     $62,614

Investing Activities
Proceeds from maturities of investment securities               $50,572     $65,967
Proceeds from sales of securities available for sale            231,136     120,988
Proceeds from maturities of securities available for sale       677,943     457,656
Purchases of investment securities                              (70,642)    (73,376)
Purchases of securities available for sale                     (436,438)   (511,393)
Net decrease in loans                                           (82,931)    (36,729)
Net decrease in federal funds and resell agreements             380,461      34,315
Purchases of bank premises and equipment                        (15,211)     (8,065)
Proceeds from sales of bank premises and equipment                   64          35
                                                                -------      ------
            Net cash provided by investing activities          $734,954     $49,398

Financing Activities
Net increase (decrease) in demand and savings deposits        ($757,888)     $3,271
Net decrease in time deposits                                   (16,656)   (127,211)
Net decrease in federal funds and repurchase agreements        (195,846)   (109,355)
Net increase in short term borrowings                             1,232       1,769
Repayment of long term debt                                        (158)        (76)
Cash dividends                                                   (7,570)     (7,050)
Proceeds from exercise of stock options                              64         122
Purchases of treasury stock                                      (5,907)     (4,082)
                                                                _______     _______
           Net cash used by financing activities              ($982,729)  ($242,612)

Decrease in cash and due from banks                            (198,402)   (130,600)
Cash and due from banks at beginning of year                    770,813     666,368
                                                                _______     _______
Cash and due from banks at end of period                       $572,411    $535,768
                                                                =======     =======

See Notes to Consolidated Financial Statements.

                                      UMB FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (in thousands)

                                                                                                    Net
                                                                                                 Unrealized
                                                               Common     Capital     Retained    Holding     Treasury
                                                               Stock      Surplus     Earnings  Gain (Loss)    Stock

Balance - December 31, 1993                                    $236,579    $167,368    $208,557     $14,333    ($40,194)
Net income                                                            0           0      24,455           0           0
Cash Dividends                                                        0           0      (7,050)          0           0
10% stock dividend                                                1,751      57,792     (59,543)          0           0
Adjust par value                                               (217,652)    217,652           0           0           0
Purchase of treasury stock                                            0           0           0           0      (4,082)
Exercise of stock options                                             0         (59)          0           0         181
Net unrealized loss on securities available for sale                  0           0           0     (31,939)          0
                                                                 ______     _______     _______      ______      ______
Balance - June 30, 1994                                         $20,678    $442,753    $166,419    ($17,606)   ($44,095)
                                                                 ======     =======     =======      ======


Balance - December 31, 1994                                     $20,678    $442,606    $182,159    ($35,211)   ($52,926)
Net income                                                            0           0      24,950           0           0
Cash dividends                                                        0           0      (7,570)          0           0
Purchase of treasury stock                                            0           0           0           0      (5,907)
Exercise of stock options                                             0         (27)          0           0          91
Net unrealized gain on securities available for sale                  0           0           0      32,550           0
                                                                 ______     _______     _______       _____      ______
Balance - June 30, 1995                                         $20,678    $442,579    $199,539     ($2,661)   ($58,742)
                                                                 ======     =======     =======       =====      ======

See Notes to Consolidated Financial Statements.

                                           UMB FINANCIAL CORPORATION
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         SIX MONTHS ENDED JUNE 30, 1995

1.  Change of Company Name and Par Value of Common Stock:

On April 21, 1994 the Company's shareholders approved changing the Company's name from United Missouri Bancshares, Inc. to UMB Financial Corporation. The name change was made in order to have a corporate identity which was not geographically restrictive and which was consistent with the broad range of financial services and products provided by the Company. On this same date the shareholders approved an amendment to the Company's Articles of Incorporation to reduce the par value of the Company's common stock per share to $1.00 per share.

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

4.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 1995 and 1994 (in thousands):


                                                        1995        1994
Balance January 1                                     $32,527     $35,590
Additions:
      Provision for loan losses                         1,851         898
                                                       ------      ------
                                                       34,378      36,488
Deductions:
      Charge-offs                                      (3,632)     (4,828)
      Less recoveries on loans
        previously charged-off                          1,012       1,317
                                                       ------      ------
        Net charge-offs                                (2,620)     (3,511)
                                                       ------      ------
Balance, June 30                                      $31,758     $32,977
                                                       ======      ======

At June 30, 1995 the amount of loans that are considered to be impaired under SFAS No. 114 was $996,000. All of these loans are currently on a nonaccrual basis. Included in the impaired loans is $613,000 of loans for which the related allowance for loan losses is $240,000. The remaining $383,000 of impaired loans do not have an allowance for loan loss as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended June 31, 1995 was approximately $988,000. The Company has recorded no interest income on its impaired loans for the six months ended June 30, 1995

                                           UMB FINANCIAL CORPORATION
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         SIX MONTHS ENDED JUNE 30, 1995

5.  Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of operations of the Company.

6.  Subsequent Events:

On August 2, 1995 the Company entered into an agreement to purchase 100% of the outstanding shares of First Sooner Bancshares, Inc., a one bank holding company headquartered in Oklahoma City, Oklahoma. First Sooner Bancshares is the sole owner of the Oklahoma Bank, a $129 million-asset bank with three locations in Oklahoma City. The acquisition, which is structured as a cash transaction, is expected to close by the first quarter of 1996.

The Comapny also announced that it will adopt a dividend reinvestment plan for shareholders. The Company anticipates implementing the dividend reinvestment plan later this year after obatining the necessary regulatory approvals. The dividend reinvestment plan will be offered by means of an effective prospectus.

                                                    UMB FINANCIAL CORPORATION
                                            AVERAGE BALANCES/YIELDS AND RATES
                                          (tax-equivalent basis) (in thousands)

                                                                  Six Months Ended June 30,
                                                                   1995                   1994
                                                           Average     Average     Average     Average
Assets                                                     Balance    Yield/Rate   Balance    Yield/Rate
Loans, net of unearned interest                           $2,339,472      9.13% $2,111,143      7.74%
Securities:
  Taxable                                                  2,161,735      5.24%  2,681,683      4.65%
  Tax-exempt                                                 307,109      6.81%    280,513      6.29%
                                                           ---------      ----
    Total securities                                       2,468,844      5.43%  2,962,196      4.81%
Federal funds and resell agreements                          239,706      5.90%    359,693      3.5%
Other earning assets                                          61,903      6.40%     67,612      5.22%
                                                           ---------      ----   ---------      ----
    Total earning assets                                   5,109,925      7.16%  5,500,644      5.85%
Allowance for loan losses                                    (32,259)              (35,441)
Other assets                                                 992,608             1,055,132
                                                           ---------             ---------
Total assets                                              $6,070,274            $6,520,335
                                                           =========             =========

Liabilities and Shareholders' Equity
Interest-bearing deposits                                 $3,410,253      3.70% $3,651,586      2.85%
Federal funds and repurchase agreements                      574,377      5.33%    652,722      3.19%
Borrowed funds                                                47,384      7.85%     53,077      7.80%
                                                           ---------      ----   ---------      ----
    Total interest-bearing liabilities                     4,032,014      3.98%  4,357,385      2.95%
Noninterest-bearing demand deposits                        1,389,933             1,516,935
Other liabilities                                             63,635                66,674
Shareholders' equity                                         584,692               579,341
                                                           ---------             ---------
    Total liabilities and shareholders' equity            $6,070,274            $6,520,335
                                                           =========             =========
Net Interest spread                                                       3.18%                 2.90%
Net interest margin                                                       4.02%                 3.51%

                                     UMB FINANCIAL CORPORATION
                     ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                               (tax-equivalent basis) (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                            Three Months Ended                  Six Months Ended
                                                                          June 30, 1995 vs. 1994              June 30, 1995 vs. 1994
                                                               Volume       Rate       Total       Volume       Rate       Total
Change in interest earned on:
    Loans                                                        $5,668      $7,601     $13,269      $9,358     $15,566     $24,924
    Securities:
        Taxable                                                  (7,650)      3,329      (4,321)    (12,907)      7,167      (5,740)
        Tax-exempt                                                  338         607         945         867         745       1,612
    Federal funds sold                                           (1,997)      1,251        (746)     (2,551)      3,313         762
    Other                                                           (32)        136         104        (157)        372         215
                                                                  -----      ------       -----       -----      -----       ------
            Interest income                                     ($3,673)    $12,924      $9,251     ($5,390)    $27,163     $21,773

Change in interest paid on:
    Interest-bearing deposits                                    (2,430)      7,372       4,942      (3,591)     14,663      11,072
    Federal funds purchased                                     ($1,523)     $2,863      $1,340     ($1,366)     $6,213      $4,847
    Borrowed funds                                                 (115)          4        (111)       (222)         14        (208)
                                                                 ------      ------       -----       -----      ------      ------
            Interest expense                                     (4,068)     10,239       6,171      (5,179)     20,890      15,711
                                                                  -----      ------       -----       -----      ------      ------
Net interest income                                                $395      $2,685      $3,080       ($211)     $6,273     $ 6,062
                                                                  =====       =====       =====       ======      =====      ======

ANALYSIS OF NET INTEREST MARGIN

                                                                            Three Months Ended                  Six Months Ended
                                                                                  June 30, 1995                     June 30, 1995
                                                                1995        1994       Change       1995        1994       Change
Average earning assets                                       $4,959,382  $5,439,161   ($479,779) $5,109,925  $5,500,644   ($390,719)
Interest-bearing liabilities                                  3,883,837   4,357,804    (473,967)  4,032,014   4,357,385    (325,371)
                                                              ---------   ---------     -------   ---------   ---------     --------
Interest free funds                                          $1,078,545  $1,081,357    $ (5,812) $1,077,911  $1,143,259    $(65,348)


Free funds ratio                                                21.69%    19.88%     1.81%    21.09%    20.78%      .31%
    (free funds to earning assets)

Tax-equivalent yield on earning assets                           7.37%     6.04%     1.33%     7.16%     5.85%     1.31%
Cost of interest-bearing liabilities                             4.05%     3.04%     1.01%     3.98%     2.95%     1.03%
Net interest spread                                              3.32%     3.00%      .32%     3.18%     2.90%      .28%
Benefit of interest free funds                                    .88%      .60%      .28%      .84%      .61%      .23%
Net interest margin                                              4.20%     3.60%      .60%     4.02%     3.51%      .51%

                                     UMB FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                                  SIX MONTHS ENDED JUNE 30, 1995


SUMMARY
UMB Financial Corporation, (the Company) earned net income of $12,095,000 for the three months ended June 30, 1995, compared to $11,108,000 for the same period a year earlier. This represents per share earnings of $0.64 for the second quarter of 1995 compared to $0.58 for the second quarter of 1994.
On a year to date basis, 1995 earnings were $24,950,000 or $1.32 per share compared to $24,455,000 or $1.27 per share for the prior year.

The Company's net interest income increased on a quarterly and year to date basis as a result of an increase in lending activity and the effect of higher interest rates. Non interest income increased only marginally for the second quarter and for the year while non interest expense increased by approximately 4% during both periods.

RESULTS OF OPERATIONS
Net interest income totaled $49,654,000 for the second quarter of 1995, a 5.5% increase over 1994 second quarter net interest income of $47,053,000. This change is consistent with the year to date increase in net interest income which totaled $97,802,000 for the first half of 1995 compared to $92,286,000 for the same period in 1994. The improvement in the Company's net interest incomewas fueled by an increase in loans and higher interest rates. During the second quarter of 1995 loans represented 48% of the Company's interest earning assets compared to 39% during the second quarter of 1994. This change in asset mix is a continuation of a trend resulting from an increased emphasis on lending activity. During the twelve months ended June 30, 1995, the Company's consumer and commercial loans increased 15% and 7%, respectively. The Company also benefited from the overall increase in interest rates in 1995 as compared to 1994. The effect of this benefit can be seen in the effect of interest free funds on the Company's net interest margin. The benefit the Company receives on interest free deposits represented 21% of net interest margin for both the three and six month periods ended June 30, 1995, compared to approximately 17% for the comparable periods in 1994. The Company's net interest income was also effected by a reduction in earning assets which averaged $5.0 billion during the second quarter of 1995 compared to $5.4 billion during the same period in 1994. This decrease was the result of a deposit reduction, primarily during 1994, caused by a very competitive rate environment and the loss of certain deposits associated with a security processing customer in May of 1995.

The Company's loan loss provision for the second quarter of 1995 was $925,000 compared to $516,000 for the same period of 1994. The 1995 year to date loan loss provision for the Company was $1,851,000 compared to $898,000 for 1994. The Company's net losses for the first six months of 1995 were $2,620,000 compared to $3,511,000 for the first half of 1994. Approximately 75% of the net losses for 1995 were attributable to bankcard loans.

                                     UMB FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                                  SIX MONTHS ENDED JUNE 30, 1995


Non interest income totaled $36,479,000 for the three months ended
June 30, 1995, compared to $35,523,000 for the same period in 1994. Trust income decreased marginally on a quarterly and year to date basis. The pricing of trust services, especially in the employee benefits area, continues to be very competitive. Income related to trading and investment banking activities increased for the quarter and on a year to date basis. Transaction volumes for 1995 have increased compared to last year when volumes declined significantly. Bankcard fees have increased significantly due to a larger volume of merchant transactions. The Company's second quarter security gains resulted from the sale of various assets held by the parent company and a non bank subsidiary.

Non interest expense totaled $67,374,000 for the second quarter of 1995 compared to $64,845,000 for the second quarter of 1994. Staffing related costs increased approximately 3% in second quarter 1995 compared to 1994. Staffing levels decreased during the first six months of the year which should result in decreased expenses as this trend continues. Expenses related to bankcard processing increased as a result of an increase in processed transactions and costs associated with converting to a new third party processing system. Marketing and business development expense also increased during the second quarter, primarily as a result of increased promotion of lending products and non deposit retail products. The decrease in other expenses was caused by a number of factors associated with the Company's increased emphasis on cost containment. Specific decreases occurred in outside service fees, franchise taxes and costs related to other real estate. Changes for the second quarter are consistent with results on a year to date basis.

FINANCIAL CONDITION
Total assets at June 30, 1995, were $5.668 billion compared to $6.241 billion at June 30, 1994, and $6.599 billion at December 31, 1994. The decrease in assets during the twelve months ended June 30, 1995, was the result of a reduction in securities available for sale. The proceeds of this reduction were used to fund a similar reduction in Company deposits. The decline in deposits has been primarily the result of two factors. A reduction of retail transaction accounts due to interest rate competition. This decrease primarily occurred during the second half of 1994 and to a lesser extent during the first quarter of 1995. In addition, there was a decline in deposits of approximately $300 million related to a security processing customer.
Total deposits at June 30, 1995, declined $375 million from the previous quarter. This decline was primarily the result of the previously noted deposits related to security processing.

Net loans at June 30, 1995, were $2.318 billion compared to $2.160 billion a year earlier and $2.237 billion at year end 1994. The Company has experienced significant growth in its consumer loan portfolio as these loans have increased by 15% during the twelve months ended June 30, 1995. During the six months ended June 30, 1995, loans increased by approximately 4%. Managements objective is to exceed this growth rate during the second half of the year.

The Company's non accrual and restructured loans totaled $4.5 million at June 30, 1995, a 47% decrease from the previous year. Loans over ninety days past due amounted to $5.3 million compared to $3.9 million a year earlier. Other real estate owned decreased to $4.5 million from a total of $6.4 million at June 30, 1994. Management does not expect any significant increases in the above classification of assets.

                                     UMB FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                                  SIX MONTHS ENDED JUNE 30, 1995

LIQUIDITY AND CAPITAL RESOURCES
The Company has a high level of liquidity as evidenced by the funding of the recent reduction of deposits. The average maturity of the investment portfolio (both held to maturity and available for sale) at June 30, 1995, was 18 months. The Company's loan to deposit ratio has increased to 53.9% from 43.5% at June 30, 1994. This increase was the result of both an increase in loans and a reduction of deposits. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $601 million at June 30, 1995, compared to $568 million at June 30, 1994 and $557 million at year end 1994. During the twelve months ended June 30, 1995, the Company increased its treasury stock holdings by $14.6 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative uses of funds. At June 30, 1995, the net unrealized loss on securities available for sale was $2.6 million, compared to a loss of $35.2 million at December 31, 1994.

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                                        Six Months Ended
                                                            June 30,
                                                        1995        1994
RATIOS
Return on average assets                                 0.83        0.76
Return on average equity                                 8.61        8.51
Average equity to assets                                 9.63        8.89
Tier 1 risk-based capital ratio                         17.08       17.56
Total risk-based capital ratio                          18.13       18.87
Leverage ratio                                           9.47        8.18

PER SHARE DATA
Earnings                                                 1.32        1.27
Cash dividends                                           0.40        0.36
Dividend payout ratio                                   30.30       28.35
Book value                                              31.96       29.48

                     UMB FINANCIAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS FOR THE
                   SIX MONTHS ENDED JUNE 30, 1995


PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibit is filed herewith:

          27-Article 9 of Regulation S-X Financial Data Schedule for June 30, 1995 Form 10-Q.

b)  Reports on Form 8-K:

           The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.

                      UMB FINANCIAL CORPORATION
                              FORM 10-Q
                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UMB FINANCIAL CORPORATION



/s/ R. Crosby Kemper
R. Crosby Kemper
Chairman


/s/ Timothy M. Connealy
Timothy M. Connealy
Chief Financial Officer


Date:  August 14, 1995