Form 10-Q
period 1995-09-30
UMB FINANCIAL CORP
filed 1995-11-14
CIK 101382

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

(MARK ONE)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             September 30, 1995

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
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)


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

              Yes   X     No

At September 30, 1995, UMB Financial Corporation had 18,771,168 shares of common stock outstanding. This is the only class of stock of the Company.

                 UMB FINANCIAL CORPORATION
                         FORM 10-Q
                           INDEX



PART I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheets
        as of September 30, 1995 and 1994 and December 31, 1994             3

        Consolidated Statements of Income for the Three and Nine Months
        Ended September 30, 1995 and 1994                                   4

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1995 and 1994                                   5

        Consolidated Statements of Shareholders' Equity
        Ended September 30, 1995 and 1994                                   6

        Notes to Consolidated Financial Statements                        7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                              9
            Analysis of Changes in Net Interest Income and Margin          10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  14

              Signatures                                                   15

                                              UMB FINANCIAL CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                                    (in thousands)

                                                                  September 30,   December 31,
ASSETS                                                        1995        1994       1994
Loans:
    Commercial, financial and agricultural                   $1,206,473  $1,097,225  $1,135,827
    Consumer (net of unearned interest)                         767,708     646,952     687,068
    Real estate                                                 441,326     445,191     444,565
    Leases                                                        1,386       2,249       2,157
    Allowance for loan losses                                   (31,823)    (32,947)    (32,527)
                                                              ---------   ---------   ---------
        Net Loans                                             2,385,070   2,158,670   2,237,090
Securities available for sale:
    U.S. Treasury and agencies                                1,857,603   2,301,179   2,267,188
    Equity securities and other                                   6,267       9,315       8,025
                                                              ---------   ---------   ---------
        Total securities available for sale                   1,863,870   2,310,494   2,275,213
Securities held to maturity:
    State and political subdivisions                            301,203     301,768     298,556
    U.S. Agencies                                                86,189      86,670      86,278
                                                               --------    --------   ---------
        Total securities held to maturity (market value
        of $388,280, $380,776 & $373,644, respectively)         387,392     388,438     384,834
Federal funds and resell agreements                              82,245     279,554     534,099
Trading securities and other earning assets                      72,006      64,125      30,982
                                                              ---------   ---------   ---------
            Total earning assets                              4,790,583   5,201,281   5,462,218
Cash and due from banks                                         500,645     492,704     770,813
Bank premises and equipment, net                                138,667     129,804     130,261
Accrued income                                                   74,786      73,358      81,219
Premium on and intangibles of purchased banks                    72,767      79,973      78,091
Other Assets                                                     42,422      64,072      76,418
                                                              ---------   ---------   ---------
             Total assets                                    $5,619,870  $6,041,192  $6,599,020
                                                              =========   =========   =========
LIABILITIES
Deposits:
    Noninterest-bearing demand                               $1,229,123  $1,430,034  $1,570,478
    Interest-bearing demand and savings                       1,836,898   2,317,011   2,421,149
    Time deposits under $100,000                                944,561     969,253     949,728
    Time deposits of $100,000 or more                           241,650     163,242     191,479
                                                              ---------   ---------   ---------
        Total deposits                                        4,252,232   4,879,540   5,132,834
Federal funds and repurchase agreements                         651,437     480,859     801,003
Short-term debt                                                   1,923       1,923         872
Long-term debt                                                   41,626      49,907      46,330
Accrued expenses and taxes                                       37,779      32,282      38,638
Other liabilities                                                23,942      31,617      22,037
                                                              ---------   ---------   ---------
            Total liabilities                                $5,008,939  $5,476,128  $6,041,714

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized
    23,000,000 shares; 20,677,558 shares issued                 $20,678     $20,678     $20,678
Capital surplus                                                 442,557     442,640     442,606
Retained Earnings                                               208,064     173,855     182,159
Net unrealized gain (loss) on securities available for sale         233     (21,018)    (35,211)
Treasury stock, 1,906,390, 1,618,071 and
    1,676,451 shares, at cost, respectively                     (60,601)    (51,091)    (52,926)
                                                               --------    --------    --------
        Total shareholders' equity                              610,931     565,064     557,306
                                                              ---------   ---------   ---------
            Total liabilities and shareholders' equity       $5,619,870  $6,041,192  $6,599,020
                                                              =========   =========   ==========

See Notes to Consolidated Financial Statements.

                                                UMB FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited in thousands)

                                                                Three Months                    Nine Months
                                                                Ended September 30,     Ended September 30,
INTEREST INCOME                                                 1995        1994        1995        1994
Loans                                                           $55,932     $44,661    $161,276    $125,053
    Securities:
    Taxable interest                                             26,502      30,331      82,623      92,191
    Tax-exempt interest                                           3,614       3,334      10,706       9,339
                                                                 ------      ------      ------     -------
        Total securities income                                  30,116      33,665      93,329     101,530
Federal funds and resell agreements                               1,843       3,385       8,853       9,633
Trading securities and other                                        669         595       2,538       2,298
                                                                 ------      ------     -------     -------
            Total interest income                                88,560      82,306     265,996     238,514

INTEREST EXPENSE
Deposits                                                         29,141      26,840      91,751      78,377
Federal funds and repurchase
    agreements                                                    8,652       7,339      23,831      17,671
Short-term debt                                                      17           8          38          23
Long-term debt                                                      879       1,010       2,703       3,048
                                                                 ------      ------     -------      ------
        Total interest expense                                   38,689      35,197     118,323      99,119
Net interest income                                              49,871      47,109     147,673     139,395
Provision for loan losses                                         1,181         861       3,032       1,759
                                                                 ------      ------     -------     -------
            Net interest income after provision                  48,690      46,248     144,641     137,636

NONINTEREST INCOME
Trust income                                                      8,741       8,403      26,119      25,942
Securities processing                                             2,530       3,707       8,120       9,496
Trading and investment banking                                    2,657       2,245       8,175       7,827
Service charges on deposits                                       7,729       8,107      24,041      24,486
Other service charges and fees                                    3,184       3,001       8,459       9,060
Bankcard fees                                                     8,667       8,148      24,384      21,995
Net investment security gains                                        73         225       1,356       3,540
Other                                                               930       1,257       5,781       3,776
                                                                 ------      ------     -------     -------
        Total noninterest income                                 34,511      35,093     106,435     106,122

NONINTEREST EXPENSE
Salaries and employee benefits                                   30,464      30,254      92,486      90,667
Occupancy, net                                                    4,038       3,867      11,665      11,392
Equipment                                                         5,811       5,403      16,259      15,492
Supplies and services                                             5,024       4,875      14,291      14,511
Bankcard processing                                               8,876       6,735      23,698      18,680
Marketing and business development                                3,272       2,904       9,809       9,042
FDIC and regulatory fees                                            972       3,091       7,126       9,137
Other                                                             6,275       7,314      20,245      21,640
                                                                 ------      ------     -------     -------
        Total noninterest expense                                64,732      64,443     195,579     190,561
                                                                 ------      ------     -------     -------
Income before income taxes                                       18,469      16,898      55,497      53,197
Income tax provision                                              6,189       5,647      18,267      17,491
                                                                 ------      ------      ------      ------
            NET INCOME                                          $12,280     $11,251     $37,230     $35,706
                                                                 ======      ======      ======      ======
PER SHARE DATA
Net income                                                        $0.65       $0.59       $1.97       $1.85
Dividends                                                         $0.20       $0.20       $0.60       $0.56

Weighted average shares outstanding                          18,796,864  19,179,958  18,905,458  19,261,569

See Notes to Consolidated Financial Statements.

                                                 UMB FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (unaudited in thousands)

                                                              Nine Months Ended
                                                                  September 30,
                                                                1995        1994
Operating Activities
Net Income                                                      $37,230     $35,706
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                 3,032       1,759
        Depreciation and amortizaton                             17,236      16,395
        Deferred income taxes and investment tax credits         (3,828)     (1,419)
        Net (increase) decrease in trading securities           (41,024)     19,621
        Investment security gains                                (3,589)     (3,600)
        Investment security losses                                2,233          60
        Amortization of securities premium,
            net of discount accretion                            25,770      33,706
        Increase (decrease) in interest receivable                6,433        (807)
        Decrease in interest payable                                (73)     (2,201)
        Other, net                                               16,565     (27,950)
                                                                 ------      ------
            Net cash provided by operating activities           $59,985     $71,270

Investing Activities
Proceeds from maturities of investment securities               $82,421     $96,941
Proceeds from sales of investment securities                        152         287
Proceeds from sales of securities available for sale            393,113     142,431
Proceeds from maturities of securities available for sale       986,297     679,661
Purchases of investment securities                              (86,995)   (121,852)
Purchases of securities available for sale                     (933,263)   (604,375)
Net increase in loans                                          (151,012)    (36,258)
Net decrease in federal funds and resell agreements             451,854      59,621
Purchases of bank premises and equipment                        (20,399)    (12,025)
Proceeds from sales of bank premises and equipment                  549         133
                                                                -------     -------
            Net cash provided by investing activities          $722,717    $204,564

Financing Activities
Net decrease in demand and savings deposits                   $(925,606)  $(105,574)
Net (increase) decrease in time deposits                         45,004    (176,615)
Net decrease in federal funds and repurchase agreements        (149,566)   (144,223)
Net increase in short term borrowings                             1,051         470
Repayment of long term debt                                      (4,704)     (1,622)
Cash dividends                                                  (11,325)    (10,865)
Proceeds from exercise of stock options                             122         226
Purchases of treasury stock                                      (7,846)    (11,295)
                                                              ---------     -------
           Net cash used by financing activities            $(1,052,870)  $(449,498)

Decrease in cash and due from banks                           $(270,168)  $(173,664)
Cash and due from banks at beginning of year                    770,813     666,368
                                                                -------     -------
Cash and due from banks at end of period                       $500,645    $492,704
                                                               ========    ========

See Notes to Consolidated Financial Statements.

                                    UMB FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (in thousands)

                                                                                                    Net
                                                                                                 Unrealized
                                                               Common     Capital     Retained    Holding     Treasury
                                                               Stock      Surplus     Earnings  Gain (Loss)    Stock
Balance - December 31, 1993                                    $236,579    $167,368    $208,557     $14,333    ($40,194)
Net income                                                            0           0      35,706           0           0
Cash Dividends                                                        0           0     (10,865)          0           0
10% stock dividend                                                1,751      57,792     (59,543)          0           0
Adjust par value                                               (217,652)    217,652           0           0           0
Purchase of treasury stock                                            0           0           0           0     (11,295)
Exercise of stock options                                             0        (172)          0           0         398
Net unrealized loss on securities available for sale                  0           0           0     (35,351)          0
                                                                 ------     -------     -------      ------      ------
Balance - September 30, 1994                                    $20,678    $442,640    $173,855    ($21,018)   ($51,091)
                                                                 ======     =======     =======      ======      ======


Balance - December 31, 1994                                     $20,678    $442,606    $182,159    ($35,211)   ($52,926)
Net income                                                            0           0      37,230           0           0
Cash dividends                                                        0           0     (11,325)          0           0
Purchase of treasury stock                                            0           0           0           0      (7,846)
Exercise of stock options                                             0         (49)          0           0         171
Net unrealized gain on securities available for sale                  0           0           0      35,444           0
                                                                 ------     -------     -------      ------   --
Balance - September 30, 1995                                    $20,678    $442,557    $208,064        $233    ($60,601)
                                                                 ======     =======     =======      ======

See Notes to Consolidated Financial Statements.

                                           UMB FINANCIAL CORPORATION
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      NINE MONTHS ENDED SEPTEMBER 30, 1995

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

4.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the nine months ended September 30, 1995 and 1994 (in thousands):


                                                            1995        1994
Balance January 1                                         $32,527     $35,590
Additions:
      Provision for loan losses                             3,032       1,759
                                                           ------      ------
                                                           35,559      37,349
Deductions:
      Charge-offs                                          (5,650)     (6,466)
      Less recoveries on loans
        previously charged-off                              1,914       2,064
                                                           ------     -------
        Net charge-offs                                    (3,736)     (4,402)
                                                           ------      ------
Balance, September 30                                     $31,823     $32,947
                                                           ======      ======



                                           UMB FINANCIAL CORPORATION
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      NINE MONTHS ENDED SEPTEMBER 30, 1995

4.  Allowance for Loan Losses: (Continued)

At September 30, 1995 the amount of loans that are considered to be impaired under SFAS No. 114 was $1,010,000. All of these loans are currently on a nonaccrual basis. Included in the impaired loans is $641,000 of loans for which the related allowance for loan losses is $213,000. The remaining
$369,000 of impaired loans do not have an allowance for loan loss as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended September 30, 1995 was approximately $993,000. The Company has recorded no interest income on its impaired loans for the nine months ended September 30, 1995.

5.  Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of operations of the Company.

6.  Subsequent Events:

On August 2, 1995 the Company entered into an agreement to purchase 100% of the outstanding shares of First Sooner Bancshares, Inc., a one bank holding company headquartered in Oklahoma City, Oklahoma. First Sooner Bancshares is the sole owner of The Oklahoma Bank, a $129 million-asset bank with three locations in Oklahoma City. The acquisition, which is structured as a cash transaction, is expected to close by the end of the year.

                                                UMB FINANCIAL CORPORATION
                                           AVERAGE BALANCES/YIELDS AND RATES
                                         (tax-equivalent basis) (in thousands)


                                                                                         1995         1994
                                                                          Average     Average     Average     Average
Assets                                                                    Balance    Yield/Rate   Balance    Yield/Rate
Loans, net of unearned interest                                          $2,333,152      9.29%    $2,133,696      7.89%
Securities:
  Taxable                                                                 2,114,011      5.23      2,621,289      4.70
  Tax-exempt                                                                308,555      6.81        285,824      6.37
    Total securities                                                      2,422,566      5.43      2,907,113      4.87
Federal funds and resell agreements                                         209,095      5.66        360,353      3.57
Other earning assets                                                         56,272      6.33         58,781      5.39
                                                                          ---------                ---------
    Total earning assets                                                  5,021,085      7.24      5,459,943      5.97
Allowance for loan losses                                                   (32,131)                (34,616)
Other assets                                                                970,332                1,014,526
                                                                          ---------                ---------
Total assets                                                             $5,959,286               $6,439,853
                                                                          =========                =========

Liabilities and Shareholders' Equity
Interest-bearing deposits                                                $3,323,082      3.69%    $3,608,489       2.90%
Federal funds and repurchase agreements                                     582,065      5.47        674,287       3.50
Borrowed funds                                                               47,013      7.80         53,125       7.73
                                                                          ---------                ---------
    Total interest-bearing liabilities                                    3,952,160      4.00      4,335,901       3.06
Noninterest-bearing demand deposits                                       1,359,135                1,465,524
Other liabilities                                                            58,391                   62,976
Shareholders' equity                                                        589,600                  575,452
                                                                          ---------                ---------
    Total liabilities and shareholders' equity                           $5,959,286               $6,439,853
                                                                          =========                =========
Net interest spread                                                                      3.24%                     2.91%
Net interest margin                                                                      4.09                      3.54

                                      UMB FINANCIAL CORPORATION
                      ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                                (tax-equivalent basis) (in thousands)

[CAPTION]

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                            Three Months Ended                  Nine Months Ended
                                                                 September 30, 1995 vs. 1994          September 30, 1995 vs. 1994
                                                               Volume       Rate       Total       Volume       Rate       Total
Change in interest earned on:
    Loans                                                        $3,061      $8,245     $11,306     $12,497     $23,733     $36,230
    Securities:
        Taxable                                                  (6,183)      2,354      (3,829)    (19,101)      9,533      (9,568)
        Tax-exempt                                                  252         248         500       1,122         988       2,110
    Federal funds sold                                           (2,426)        884      (1,542)     (5,030)      4,251        (779)
    Other                                                            60          18          78        (104)        399         295
                                                                  -----      ------       -----      ------      ------      ----
            Interest income                                     ($5,236)    $11,749      $6,513    ($10,616)    $38,904     $28,288

Change in interest paid on:
    Interest-bearing deposits                                   $(3,048)     $5,349      $2,301    $ (6,579)    $19,953      13,374
    Federal funds purchased                                      (1,373)      2,686       1,313      (2,683)      8,843      $6,160
    Borrowed funds                                                 (135)         13        (122)       (356)         26        (330)
                                                                 ------       -----       -----       -----      ------
            Interest expense                                     (4,556)      8,048       3,492      (9,618)     28,822      19,204
                                                                  -----       -----       -----       -----      ------
Net interest income                                               ($680)     $3,701      $3,021       ($998)    $10,082      $9,084
                                                                  ======      =====       =====        =====     ======

ANALYSIS OF NET INTEREST MARGIN
                                                                            Three Months Ended                  Nine Months Ended
                                                                             September 30, 1995                  September 30, 1995
                                                                1995        1994       Change       1995        1994       Change
Average earning assets                                       $4,843,402  $5,378,541   ($535,139) $5,021,085  $5,459,943 ($438,858)
Interest-bearing liabilities                                  3,792,452   4,292,933    (500,481)  3,952,160   4,335,901  (383,741)
                                                              ---------   ---------     -------   ---------   ---------   -------
Interest free funds                                          $1,050,950  $1,085,608    ($34,658) $1,068,925  $1,124,042 ($ 55,117)
                                                              =========   =========      ======   =========   =========  ======

Free funds ratio                                                  21.70%      20.18%        1.51%     21.29%      20.59%        .70%
    (free funds to earning assets)

Tax-equivalent yield on earning assets                             7.42%       6.20%        1.22%      7.24%       5.97%   1.27%
Cost of interest-bearing liabilities                               4.05        3.25          .80       4.00        3.06     .94
                                                                   ----        ----         ----       ----        ----    ----
Net interest spread                                                3.37        2.95          .42       3.24        2.91     .33
Benefit of interest free funds                                      .88         .66          .22        .85         .63     .22
                                                                   ----        ----         ----       ----        ----    ----
Net interest margin                                                4.25%       3.61%         .64%      4.09%       3.54%    .55%
                                                                   ====        ====         ====       ====        ====    ====

                 UMB FINANCIAL CORPORATION
      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Summary
UMB Financial Corporation (the Company) recorded net income of $12,280,000 for the three months ended September 30, 1995, a 9.15% increase over the third quarter results of 1994. On a per share basis, income for the period was $0.65, compared to $0.59 for the same period in 1994. Year to date income for 1995 was $37,230,000, $1.97 per share, compared to $35,706,000, $1.85 per share, for the same period in 1994.

The Company's improved performance has been primarily driven by an increase in net interest income. Higher interest rates, an increase in lending activity and a change in balance sheet mix have resulted in an increase in the Company's net interest margin. In comparing the third quarter of 1995 to the same period in 1994, non interest income decreased marginally and non interest expense increased slightly.

Results of Operations
For the three months ended September 30, 1995, net interest income totaled $49,871,000 compared to $47,109,000 for the same period a year earlier.
This represents a 5.9% increase which is consistent with the year to date results which increased to $147,673,000 for 1995 from $139,395,000 for 1994. The Company's yield on interest earning assets was 7.24% as of September 30, 1995, compared to 5.97% for the first three quarters of 1994.
This increase has resulted from higher interest rates and change in the mix of the Company's assets. Average loans during 1995 increase 9.3% over the average for the same period of 1994. The Company's loan growth has been the result of continued emphasis on middle market commercial lending and targeted campaigns for consumer loans. The effect of this increase on the Company's asset yield has been magnified as a result of a 8% decrease in average earning assets. Average investment securities during 1995 decreased by $485 million compared to the average for 1994. This change was primarily caused by the increase in lending activity and the loss of deposit balances associated with a mutual fund processing customer. On average these mutual fund deposit balances paid a higher interest rate than the Company's other deposits. As a result year to date 1995 funding costs increased by only 94 basis points compared to a 127 basis point increase in the yield on interest earning assets.

The provision for loan losses for the three months ended September 30, 1995, was $1,181,000 compared to $861,000 for the same period of 1994.
The provision for third quarter 1995 approximates net charge offs for the period. The year to date 1995 loan loss provision was $3,032,000 compared to $1,759,000 for year to date 1994. Year to date net charge offs for 1995 were $3,736,000 compared to $4,402,000 for the same period of 1994.

Non interest income totaled $34,511,000 for the third quarter of 1995 compared to $35,093,000 for the same period of 1994. The largest component of this change was a decrease in securities processing income, resulting from the loss of a large mutual fund processing customer. This change was partially offset by an increase in trust income, fees related to security sales and bankcard processing income. Year to date income in this area is consistent with third quarter results.

                 UMB FINANCIAL CORPORATION
      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Non interest expense was $64,732,000 for the three months ended
September 30, 1995, compared to $64,443,000 for the same period of 1994.
In comparing the third quarter of 1995 to the same period of 1994, the Company incurred marginal increases in occupancy costs, equipment related expenses and various supplies and services. Salaries and benefit costs, the largest component of non interest expense, increased by only 0.7%. The Company has and will continue to aggressively take measures to control not only staffing costs but all overhead related items. Costs associated with bankcard processing increase significantly in the third quarter of 1995 compared to the same period of 1994. In the first quarter of 1995 the Company converted to a new bankcard processor and has seen its resulting costs increase significantly. A portion of this increase was anticipated as the new processor has provided additional services to the Company that previously were performed in house or from a different source. The Company is continuing to work with the new processor to ensure the system is being utilized in the most efficient manner as possible. The recent reduction in premiums for deposit insurance resulted in a decrease in expense for the third quarter of 1995. Other expenses decreased during the third quarter of 1995 as compared to the third quarter of 1995 primarily as a result of a decrease in legal and other professional fees.

Financial Condition
Total assets at September 30, 1995, were $5.620 billion compared to $6.041 billion at September 30, 1994. The decrease in assets during the twelve month period ended September 30, 1995, was primarily the result of a reduction in securities available for sale. Maturing securities were used to fund an increase in loans and a decrease in deposits. Total deposits at September 30, 1995, decreased to $4.252 billion from $4.880 billion a year earlier. The most significant reason for this decline was a loss of deposits associated with a mutual fund processing customer. As noted previously, these deposits paid interest at near money market rates and based on the Company's balance sheet mix, were at best, marginally profitable. The
Company also experienced a reduction in deposits related to trust business as more customers invested in mutual funds. A portion of which were invested in funds managed by the Company. There has also been a decline in the Company's retail money market deposits. Interest rate competition and the popularity of mutual funds has been the primary cause of this decline. Loans totaled $2.417 billion at September 30, 1995, compared to $2.192 billion a year earlier, a 10.3% increase. The
Company has and expects to continue to grow its commercial loan portfolio.
This growth comes from both increased borrowing needs of existing customers as well as the establishment of new borrowing relationships and increased marketing efforts in new markets. During the third quarter the Company established a loan production office in Omaha, Nebraska and is planning a similar office in Lincoln, Nebraska. The Company's consumer loan portfolio increased by 18% for the twelve months ended September 30, 1995, to $768 million. A significant portion of this growth has been the result of target campaigns with the goal to attract new customers to the Company and provide multiple products and services.

Non accrual and restructured loans totaled $4.1 million at September 30, 1995, a 31% decrease from the previous year. Loans over 90 days past due totaled $6.4 million, or 0.27% of total loans at September 30, 1995, compared to 0.22% of total loans at September 30, 1994. This represents only a temporary increase in past due credits and the Company does not expect any significant increase in loan losses. Other real estate owned totaled
$4.5 million at September 30, 1995, compared to $5.8 million a year earlier. The Company anticipated further reductions during the remainder of the year.

                                     UMB FINANCIAL CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS FOR THE
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

LIQUIDITY AND CAPITAL RESOURCES

The Company has a high level of liquidity as evidenced by the funding of the recent reduction of deposits. The Company does not anticipate borrowing funds to complete its pending acquisition in Oklahoma. The average maturity of the investment portfolio (both held to maturity and available for sale) at September 30, 1995, was 20 months. The Company's loan to deposit ratio has increased to 56.8% from 44.9% at September 30, 1994. This increase was the result of both an increase in loans and a reduction of deposits. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $611 million at September 30, 1995, compared to $565 million at September 30, 1994 and $557 million at year end 1994. During the twelve months ended September 30, 1995, the Company increased its treasury stock holdings by $9.5 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative uses of funds. At September 30, 1995, the net unrealized gain on securities available for sale was $233 thousand, compared to a loss of $35.2 million at December 31, 1994.

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                                            Nine Months Ended
                                                               September 30,
                                                              1995        1994
RATIOS
Return on average assets                                      .84%       .74%
Return on average equity                                     8.44       8.30
Average equity to assets                                     9.89       8.94
Tier 1 risk-based capital rio                               16.82      17.92
Total risk-based capital rao                                17.84      19.25
Leverage ratio                                               9.70       8.49

                     UMB FINANCIAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS FOR THE
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibit is filed herewith:

          27-Article 9 of Regulation S-X Financial Data Schedule for September 30, 1995 Form 10-Q.

b)  Reports on Form 8-K:

           The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                      UMB FINANCIAL CORPORATION
                              FORM 10-Q
                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  UMB FINANCIAL CORPORATION



                                  R. Crosby Kemper
                                  Chairman


                                  Timothy M. Connealy
                                  Chief Financial Officer


Date: November 14, 1995