Form 10-K
period 1995-12-31
UMB FINANCIAL CORP
filed 1996-03-21
CIK 101382

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           -------------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: DECEMBER 31, 1995

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

  As of February 29, 1996, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $500,149,000 based on the NASDAQ closing price of that date.

  Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at February 29, 1996
     Common Stock, $1.00 Par Value                   19,386,219

                      DOCUMENTS INCORPORATED BY REFERENCE

         Company's 1996 Proxy Statement dated March 12, 1996--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

 ITEM                                                                     PAGE
 ----                                                                     ----
                                     PART I

  1.   Business....................................................        1
  2.   Properties..................................................        4
  3.   Legal Proceedings...........................................        4
  4.   Submission of Matters to a Vote of Security Holders.........        4

                                    PART II

       Market for the Registrant's Common Equity and Related Stock-
  5.   holder Matters..............................................        4
  6.   Selected Financial Data.....................................        5
  7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................        5
  8.   Financial Statements and Supplementary Data.................        5
  9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................        5

                                    PART III

 10.   Directors and Executive Officers of the Registrant..........        5
 11.   Executive Compensation......................................        5
       Security Ownership of Certain Beneficial Owners and Manage-
 12.   ment........................................................        5
 13.   Certain Relationships and Related Transactions..............        6

                                    PART IV

       Exhibits, Financial Statement Schedules and Reports on Form
 14.   8-K.........................................................        6
 Signatures.........................................................       8
 Financial Information..............................................   Appendix A

                                    PART I

ITEM 1. BUSINESS

GENERAL

  UMB Financial Corporation (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns substantially all of the outstanding stock of 16 commercial banks, a consumer credit bank, a bank real estate corporation, a reinsurance company, a community development corporation and a discount brokerage company.

  The Company's 16 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 11 located in Missouri, 2 in Kansas, one each in Illinois, Colorado and Oklahoma, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 1995, is included on page A-46 of the attached Appendix, and is incorporated herein by reference.

  United Missouri Bank, U.S.A. is a consumer credit bank chartered in Delaware. United Missouri Bank, U.S.A. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

  Other subsidiaries of the Company are UMB Properties, Inc., United Missouri Insurance Company, Scout Brokerage Services, Inc., UMB Community Development Corporation, UMB Consulting Services, Inc. and UMB Data Corporation. UMB Properties, Inc. is a real estate company that leases facilities to certain subsidiaries and acquires and holds land and buildings for anticipated future facilities. United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. Scout Brokerage Services, Inc. provides transaction services in a variety of investment securities for the general public. This subsidiary offers brokerage and custodial services to its customers (including affiliate and correspondent banks) through the facilities of National Financial Services Corporation, a wholly-owned subsidiary of Fidelity Brokerage Services, Inc. UMB Community Development Corporation provides low-cost mortgage loans to low- to moderate-income families for acquiring or rehabing owner-occupied housing in Missouri, Kansas, Illinois and Colorado. UMB Consulting Services, Inc. offers regulatory and compliance assistance to regional banks. UMB Data Corporation provides complete correspondent services to banks throughout the region.

  On a full-time equivalent basis at December 31, 1995, UMB Financial Corporation and subsidiaries employed 3,937 persons.

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

  The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of any class of voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company.

  Under the BHCA, a bank holding company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in business other than that of banking, managing and controlling banks or performing services for its banking subsidiaries. However, the BHCA authorizes the Federal Reserve Board to permit bank holding companies to engage in activities which are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

  As a result of the Interstate Banking and Branching Efficiency Act of 1994, beginning in September, 1995, bank holding companies may acquire banks in any state, subject to state deposit caps and a 10% nationwide cap. Interstate branching by bank merger will be permitted beginning June 1, 1997. States may "opt out" of interstate branching prior to June 1, 1997, and may "opt in" prior to that date.

  A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, with limited exceptions. There are also various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. The Company and its subsidiaries are also subject to certain restrictions on issuance, underwriting and distribution of securities.

  Three of the banks owned by the Company are national banks and are subject to supervision and examination by the Comptroller of the Currency. United Missouri Bank, U.S.A., a credit card bank, is chartered under the state banking laws of Delaware and is subject to supervision and regular examination by the Office of the State Bank Commissioner of Delaware. This Bank should cease operations in 1996. A new national bank located in Omaha, Nebraska to be known as UMB U.S.A. National Association will open in the first quarter of 1996 to engage in the credit card business. It will be subject to supervision and examination by the Comptroller of the Currency. One of the affiliate banks is chartered under the state banking laws of Colorado and is subject to supervision and regular examination by the Office of the State Bank Commissioner of Colorado. One of the affiliate banks is chartered under the state banking laws of Kansas and is subject to supervision and regular examination by the Kansas Banking Department. One is chartered under the state banking laws of Oklahoma and is subject to supervision and regular examination by the Oklahoma State Banking Department. The remaining 9 banks are chartered under the state banking laws of Missouri and are subject to supervision and regular examination by the Office of the Commissioner of Finance of Missouri. In addition, the national banks and the one state bank that are members of the Federal Reserve System are subject to examination by that agency. All affiliate banks are members of and subject to examination by the Federal Deposit Insurance Corporation.

  Scout Brokerage Services, Inc. is subject to supervision and regulation by the National Association of Securities Dealers. This subsidiary is also a member of the Securities Investor Protection Corporation.

  Information regarding capital adequacy standards of Federal banking regulators is included on pages A-14, A-39 and A-40 of the attached Appendix, and is incorporated herein by reference.

  Information regarding dividend restrictions is on page A-14 of the attached Appendix, incorporated herein by reference.

STATISTICAL DISCLOSURE

  The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout pages A-24 through A-46 of the attached Appendix under the captions of "Five-Year Financial Summary" and "Financial Review," and such information is incorporated herein by reference.

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

NAME                      AGE                POSITION WITH REGISTRANT
----                      ---                ------------------------
R. Crosby Kemper........   69 Chairman of the Board and Chief Executive Officer since
                              1972. Chairman and Chief Executive Officer of UMB Bank,
                              n.a. (a subsidiary of the Company) from 1971 through
                              1995, and as Chairman since January, 1996.
Alexander C. Kemper.....   30 President of the Company since January, 1995. President of UMB Bank, n.a. since January 1994 and as President
                              and Chief Executive Officer since January, 1996. He
                              previously served as Divisional Executive Vice
                              President.
Peter J. Genovese.......   49 Vice Chairman of the Board since 1982. Chairman and
                              Chief Executive Officer of UMB Bank of St. Louis, n.a.
                              (a subsidiary of the Company) since 1979.
Rufus Crosby Kemper III.   45 Vice Chairman of the Board since January 1995.
                              President of UMB Bank of St. Louis, n.a. since 1993.
                              Executive Vice President of UMB Bank, n.a. prior
                              thereto.
J. Lyle Wells, Jr. .....   68 Vice Chairman of the Board of the Company since 1993.
                              Vice Chairman of the Board of UMB Bank, n.a. since
                              1982.
Geoffrey E. Lind........   47 Vice Chairman of the Board since 1993. Chairman,
                              President and Chief Executive Officer of UMB Bank
                              Colorado (a subsidiary of the Company) since 1991.
                              Executive Vice President of UMB Bank, n.a. prior
                              thereto.
Richard A. Renfro.......   61 President of UMB National Bank of America, Salina,
                              Kansas, (a subsidiary of the Company) since 1986.
James A. Sangster.......   41 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1993. Executive Vice President prior thereto.
William C. Tempel.......   57 President and Chief Executive Officer of UMB Bank
                              Kansas (a subsidiary of the Company) since 1993, having
                              previously served as President.
Edward J. McShane, Jr. .   63 Divisional Executive Vice President and Senior Trust
                              Officer of UMB Bank, n.a. since 1989. Executive Vice
                              President and Head of Personal Trust and Custody
                              Division prior thereto.
Douglas F. Page.........   52 Executive Vice President of the Company since 1984 and
                              Divisional Executive Vice President, Loan
                              Administration, of UMB Bank, n.a. since 1989.
Timothy M. Connealy.....   38 Chief Financial Officer since 1994. Chief Financial
                              Officer of UMB Bank Kansas prior thereto.

NAME                 AGE                POSITION WITH REGISTRANT
----                 ---                ------------------------
James C. Thompson...  53 Divisional Executive Vice President of UMB Bank, n.a.
                         since July 1994. Executive Vice President of UMB Bank
                         of St. Louis, n.a. since 1989.
E. Frank Ware.......  51 Executive Vice President of UMB Bank, n.a. since 1985.

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

  At December 31, 1995, the Company's affiliate banks operated a total of 16 main banking houses and 110 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank.

  The Company's affiliate bank in St. Louis leases 40,000 square feet of space in the Equitable Building in the heart of the downtown commercial sector. A full service banking center, operations and administrative offices are housed at this location. The St. Louis affiliate bank provides full service banking at 19 additional offices, which circle the metropolitan area.

  Additional information with respect to premises and equipment is presented on page A-12 of the attached Appendix, which is incorporated herein by reference.

  In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 1995. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The Company's stock is traded on the NASDAQ National Market System under the symbol "UMBF." As of December 31, 1995, the Company had 2,647 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page A-43 of the attached Appendix and is hereby incorporated by reference.

  Information concerning restrictions on the ability of Registrant to pay dividends and Registrant's subsidiaries to transfer funds to Registrant is contained on page A-14 of the attached Appendix and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  See the "Five-Year Financial Summary" on page A-24 of the attached Appendix, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See the "Financial Review" on pages A-25 through A-46 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:

    Consolidated Financial Statements -- pages A-2 through A-22.

    Summary of Operating Results by Quarter -- page A-43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors is included in the Company's 1996 Proxy Statement under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

  This information is included in the Company's 1996 Proxy Statement under the captions "Executive Compensation," "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation," "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  This information in included in the Company's 1996 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.

SECURITY OWNERSHIP OF MANAGEMENT

  This information is included in the Company's 1996 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is included in the Company's 1996 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  Set forth below are the consolidated financial statements of the Company appearing on the indicated pages of the attached Appendix, which are hereby incorporated by reference.

                                                            PAGE REFERENCE IN
                                                          THE ATTACHED APPENDIX
                                                          ---------------------
Consolidated Balance Sheet as of December 31, 1995, 1994
 and 1993................................................          A-2
Consolidated Statement of Income for the Three Years
 Ended December 31, 1995.................................          A-3
Consolidated Statement of Cash Flows for the Three Years
 Ended December 31, 1995.................................          A-4
Consolidated Statement of Shareholders' Equity for the
 Three Years Ended December 31, 1995.....................          A-5
Notes to Financial Statements............................      A-6 to A-22
Independent Auditors' Report.............................         A-23

  Condensed financial statements for parent company only may be found on page A-22. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

REPORTS ON FORM 8-K

  On December 19, 1995, the Company filed a report on Form 8-K reporting information under Item 5, in regards to an individual stock buy-back agreement.

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

                                          UMB FINANCIAL CORPORATION

                                                 /s/ R. Crosby Kemper
                                          _____________________________________
                                            R. Crosby Kemper, Chairman of the
                                            Board and Chief Executive Officer

                                               /s/ Timothy M. Connealy
                                          _____________________________________
                                                  Timothy M. Connealy,
                                                 Chief Financial Officer

Date: March 21 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.

Paul D. Bartlett, Jr.*  Director
______________________
Paul D. Bartlett, Jr.

   Thomas E. Beal*      Director
______________________
    Thomas E. Beal

                        Director
______________________
     H. Alan Bell

David R. Bradley, Jr.*  Director
______________________
David R. Bradley, Jr.

 Newton A. Campbell*    Director
______________________
  Newton A. Campbell

William Terry Fuldner*  Director
______________________
William Terry Fuldner

  Charles A. Garney*    Director
______________________
  Charles A. Garney

  Peter J. Genovese*    Director
______________________
  Peter J. Genovese

  C.N. Hoffman, Jr.*    Director
______________________
  C.N. Hoffman, Jr.

                          Alexander C. Kemper*   Director
                         ______________________
                          Alexander C. Kemper
                         R. Crosby Kemper III*   Director
                         ______________________
                          R. Crosby Kemper III
                         Daniel N. League, Jr.*  Director
                         ______________________
                         Daniel N. League, Jr.
                          William J. McKenna*    Director
                         ______________________
                           William J. McKenna
                                                 Director
                         ______________________
                              Roy E. Mayes
                           John H. Mize, Jr.*    Director
                         ______________________
                           John H. Mize, Jr.
                           Mary Lynn Oliver*     Director
                         ______________________
                            Mary Lynn Oliver
                            W. L. Orscheln*      Director
                         ______________________
                             W. L. Orscheln
                           Robert W. Plaster*    Director
                         ______________________
                           Robert W. Plaster

      Thomas A. Ward III        Director
_______________________________
      Thomas A. Ward III


        Alan W. Rolley*         Director
_______________________________
        Alan W. Rolley


     E. Jack Webster, Jr.*      Director
_______________________________
     E. Jack Webster, Jr.
      Joseph F. Ruysser*        Director
_______________________________
       Joseph F. Ruysser

          Jon Wefald*           Director
_______________________________
          Jon Wefald
      Thomas D. Sanders*        Director
_______________________________
       Thomas D. Sanders

       John E. Williams*        Director
_______________________________
       John E. Williams
     Herman R. Sutherland*      Director
_______________________________
     Herman R. Sutherland





      */s/ R. Crosby Kemper
-------------------------------------
          R. Crosby Kemper
 Attorney-in-Fact for each director

Date: March 21, 1996

                               ----------------

                            THIS PAGE INTENTIONALLY

                                   LEFT BLANK

                               ----------------

                           UMB FINANCIAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                      PAGES
                                                                      -----
Consolidated Balance Sheet........................................     A-2
Consolidated Statement of Income..................................     A-3
Consolidated Statement of Cash Flows..............................     A-4
Consolidated Statement of Shareholders' Equity....................     A-5
Notes to Financial Statements..................................... A-6 to A-22
Independent Auditors' Report......................................     A-23
Selected Financial Data ("Five-Year Financial Summary")...........     A-24
Management's Discussion and Analysis of Financial Condition and
 Results of Operations
 ("Financial Review")............................................. A-25 to A-46

                           UMB FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                      DECEMBER 31
                                            ----------------------------------
                                               1995        1994        1993
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
ASSETS
Loans:
 Commercial, financial and agricultural...  $1,198,808  $1,135,827  $1,103,306
 Consumer.................................     784,481     688,672     591,383
 Real estate..............................     467,570     444,565     466,157
 Leases...................................       2,057       2,157       1,627
 Unearned interest........................        (390)     (1,604)     (2,712)
 Allowance for loan losses................     (32,685)    (32,527)    (35,590)
                                            ----------  ----------  ----------
 Net loans................................  $2,419,841  $2,237,090  $2,124,171
Securities available for sale:
 U.S. Treasury and agencies...............  $2,184,383  $2,211,711  $2,615,783
 Mortgage-backed..........................     145,781      55,477      73,472
 Equity and other.........................       6,410       8,025      10,957
                                            ----------  ----------  ----------
 Total securities available for sale......  $2,336,574  $2,275,213  $2,700,212
Investment securities:
 State and political subdivisions.........  $  311,757  $  298,556  $  278,944
 Mortgage-backed..........................          --      86,278          --
                                            ----------  ----------  ----------
 Total investment securities (market value
  of $313,173, $373,644 and $282,346,
  respectively)...........................  $  311,757  $  384,834  $  278,944
Federal funds sold........................      55,300     289,414      75,994
Securities purchased under agreements to
 resell...................................      33,865     244,685     263,181
Trading securities and other..............      86,011      30,982      83,746
                                            ----------  ----------  ----------
 Total earning assets.....................  $5,243,348  $5,462,218  $5,526,248
Cash and due from banks...................     696,407     770,813     666,368
Bank premises and equipment, net..........     147,576     130,261     128,898
Accrued income............................      79,149      81,219      72,551
Premiums on and intangibles of purchased
 banks....................................      74,739      78,091      85,286
Other assets..............................      40,109      76,418      49,475
                                            ----------  ----------  ----------
 Total assets.............................  $6,281,328  $6,599,020  $6,528,826
                                            ==========  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand...............  $1,634,960  $1,570,478  $1,488,278
 Interest-bearing demand and savings......   1,877,019   2,421,149   2,364,341
 Time deposits under $100,000.............     977,666     949,728   1,058,354
 Time deposits of $100,000 or more........     324,038     191,479     250,756
                                            ----------  ----------  ----------
 Total deposits...........................  $4,813,683  $5,132,834  $5,161,729
Federal funds purchased...................      48,400     139,800      26,210
Securities sold under agreements to repur-
 chase....................................     672,940     661,203     598,872
Short-term debt...........................         501         872       1,453
Long-term debt............................      40,736      46,330      51,529
Accrued expenses and taxes................      63,135      38,638      56,754
Other liabilities.........................      19,493      22,037      45,636
                                            ----------  ----------  ----------
 Total liabilities........................  $5,658,888  $6,041,714  $5,942,183
                                            ----------  ----------  ----------
Common stock repurchase commitment          $   46,481  $       --  $       --
                                            ----------  ----------  ----------
Common stock, $1.00 par. Authorized
 23,000,000 shares; 22,547,521 shares is-
 sued.....................................  $   22,548  $   20,678  $  236,579
Capital surplus...........................     522,892     442,606     167,368
Retained earnings.........................     136,943     182,159     208,557
Net unrealized gain (loss) on securities
 available for sale.......................       3,612     (35,211)     14,333
Treasury stock 1,972,239; 1,676,451; and
 1,300,346 shares, at cost, respectively..     (63,555)    (52,926)    (40,194)
Common stock repurchase commitment,
 1,068,533 shares at December 31, 1995....     (46,481)         --          --
                                            ----------  ----------  ----------
 Total shareholders' equity...............  $  575,959  $  557,306  $  586,643
                                            ----------  ----------  ----------
 Total liabilities and shareholders' equi-
  ty......................................  $6,281,328  $6,599,020  $6,528,826
                                            ==========  ==========  ==========

             See Notes to Financial Statements, pages A-6 to A-22.

                           UMB FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                                    YEAR ENDED DECEMBER 31
                                               --------------------------------
                                                  1995       1994       1993
                                               ---------- ---------- ----------
                                                (IN THOUSANDS EXCEPT SHARE AND
                                                       PER SHARE DATA)
INTEREST INCOME
Loans........................................  $  217,701 $  171,905 $  142,713
Securities available for sale................     110,549    121,943    116,044
Investment securities:
 Taxable interest............................  $      974 $      954 $       --
 Tax-exempt interest.........................      13,276     11,743     11,656
                                               ---------- ---------- ----------
 Total investment securities income..........  $   14,250 $   12,697 $   11,656
Federal funds and resell agreements..........      11,003     13,626      9,888
Trading securities and other.................       3,552      3,089      2,914
                                               ---------- ---------- ----------
 Total interest income.......................  $  357,055 $  323,260 $  283,215
                                               ---------- ---------- ----------
INTEREST EXPENSE
Deposits.....................................  $  121,594 $  106,958 $   99,127
Federal funds and repurchase agreements......      32,685     25,057     16,155
Short-term debt..............................          48         33         29
Long-term debt...............................       3,460      4,016      4,407
                                               ---------- ---------- ----------
 Total interest expense......................  $  157,787 $  136,064 $  119,718
                                               ---------- ---------- ----------
Net interest income..........................  $  199,268 $  187,196 $  163,497
Provision for loan losses....................       5,090      2,640      3,332
                                               ---------- ---------- ----------
 Net interest income after provision.........  $  194,178 $  184,556 $  160,165
                                               ---------- ---------- ----------
NONINTEREST INCOME
Trust fees...................................  $   35,864 $   34,992 $   32,048
Securities processing........................      10,494     12,460     13,341
Trading and investment banking...............      11,178      9,932     13,629
Service charges on deposit accounts..........      33,177     32,855     30,168
Other service charges and fees...............      11,272     11,695     11,168
Bankcard fees................................      33,734     30,845     24,874
Net security gains...........................       1,416      3,632      1,607
Other........................................       6,843      5,334      4,632
                                               ---------- ---------- ----------
 Total noninterest income....................  $  143,978 $  141,745 $  131,467
                                               ---------- ---------- ----------
NONINTEREST EXPENSE
Salaries and employee benefits...............  $  122,556 $  121,304 $  107,189
Occupancy, net...............................      15,963     15,096     14,809
Equipment....................................      22,283     20,727     20,319
Supplies and services........................      19,165     19,189     17,448
Bankcard processing..........................      32,758     25,777     20,829
Marketing and business development...........      13,079     12,465     11,390
FDIC and regulatory fees.....................       7,636     12,225     10,955
Amortization of intangibles of purchased
 banks.......................................       7,120      7,128      5,241
Other........................................      19,973     21,991     22,203
                                               ---------- ---------- ----------
 Total noninterest expense...................  $  260,533 $  255,902 $  230,383
                                               ---------- ---------- ----------
Income before income taxes...................  $   77,623 $   70,399 $   61,249
Income tax provision.........................      25,447     22,585     20,130
                                               ---------- ---------- ----------
 Net income..................................  $   52,176 $   47,814 $   41,119
                                               ========== ========== ==========
Per Share Data
Net income...................................  $     2.52 $     2.26 $     2.13
Dividends....................................  $     0.73 $     0.69 $     0.66
Average shares outstanding...................  20,680,255 21,075,750 19,489,265

             See Notes to Financial Statements, pages A-6 to A-22.

                           UMB FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31
                                              ---------------------------------
                                                 1995       1994        1993
                                              ----------  ---------  ----------
                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income.................................  $   52,176  $  47,814  $   41,119
 Adjustments to reconcile net income to net
  cash provided by (used in) operating ac-
  tivities:
 Provision for loan losses..................       5,090      2,640       3,332
 Depreciation and amortization..............      23,436     22,291      19,222
 Deferred income taxes and investment tax
  credits...................................      (3,955)       390        (225)
 Net (increase) decrease in trading securi-
  ties......................................     (55,029)    42,860     (34,731)
 Gains on sales of:
  Investment securities.....................          --         --         (17)
  Securities available for sale.............      (3,734)    (3,719)     (1,598)
 Losses on sales of securities available for
  sale......................................       2,318         87           8
 Amortization of securities premium, net of
  discount accretion........................      32,725     44,368      36,853
 Changes in:
  Accrued income............................       3,353     (8,668)     (6,334)
  Accrued expenses and taxes................      20,631     (7,013)      9,251
 Other, net.................................        (678)       371        (632)
                                              ----------  ---------  ----------
 Net cash provided by operating activities..  $   76,333  $ 141,421  $   66,248
                                              ----------  ---------  ----------
INVESTING ACTIVITIES
 Proceeds from sales of:
 Investment securities......................  $       --  $      --  $      697
 Securities available for sale..............     411,351    150,570     225,587
 Proceeds from maturities of:
 Investment securities......................     112,173    133,721     131,723
 Securities available for sale..............   1,276,660    844,237     654,769
 Purchases of:
 Investment securities......................    (117,406)  (242,492)   (158,018)
 Securities available for sale..............  (1,569,946)  (687,722) (1,025,388)
 Net increase in loans......................    (139,828)  (115,559)   (146,800)
 Net (increase) decrease in federal funds
  sold and resell agreements................     449,134   (194,924)    113,147
 Purchases of bank premises and equipment...     (27,884)   (16,741)    (12,804)
 Proceeds from sales of bank premises and
  equipment.................................         551        216         811
 Purchases of financial organizations, net
  of cash received..........................     (11,147)        --      57,211
 Other, net.................................      14,728    (13,765)     (5,727)
                                              ----------  ---------  ----------
 Net cash provided by (used in) investing
  activities................................  $  398,386  $(142,459) $ (164,792)
                                              ----------  ---------  ----------
FINANCING ACTIVITIES
 Net increase (decrease) in demand and sav-
  ings deposits.............................  $ (530,827) $ 130,852  $  400,373
 Net increase (decrease) in time deposits...     101,852   (167,903)   (131,946)
 Net increase (decrease) in federal funds
  purchased and repurchase agreements.......     (88,320)   175,921    (115,439)
 Net decrease in short-term debt............        (371)      (581)       (689)
 Proceeds from issuance of long-term debt...          --         --      25,000
 Repayments of long-term debt...............      (5,594)    (5,199)     (7,801)
 Cash dividends.............................     (15,114)   (14,669)    (13,064)
 Purchases of treasury stock................     (11,098)   (13,318)     (4,859)
 Proceeds from issuance of treasury stock...         347        380         508
                                              ----------  ---------  ----------
 Net cash provided by (used in) financing
  activities................................  $ (549,125) $ 105,483  $  152,083
                                              ----------  ---------  ----------
Increase (decrease) in cash and due from
 banks......................................  $  (74,406) $ 104,445  $   53,539
Cash and due from banks at beginning of
 year.......................................     770,813    666,368     612,829
                                              ----------  ---------  ----------
Cash and due from banks at end of year......  $  696,407  $ 770,813  $  666,368
                                              ==========  =========  ==========
Supplemental disclosures:
 Income taxes paid..........................  $   28,717  $  27,983  $   20,833
 Total interest paid........................     153,758    134,575     119,407

--------
Note: Certain noncash transactions regarding the adoption of SFAS No. 115 and common stock issued for acquisitions are disclosed in the accompanying financial statements and notes to financial statements.

             See Notes to Financial Statements, pages A-6 to A-22.

                           UMB FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                          COMMON   CAPITAL   RETAINED      NET UNREALIZED     TREASURY  REPURCHASE
                          STOCK    SURPLUS   EARNINGS  HOLDING GAINS (LOSSES)  STOCK    COMMITMENT
                         --------  --------  --------  ---------------------  --------  ----------
Balance -- January 1,
 1993................... $184,815  $ 63,046  $180,502        $     --         $(28,684)  $     --
Net income..............       --        --    41,119              --               --         --
Cash dividends ($0.66
 per share).............       --        --   (13,064)             --               --         --
Issuance for acquisi-
 tions, net.............   51,764   104,642        --              --           (7,478)        --
Purchase of treasury
 stock..................       --        --        --              --           (4,859)        --
Exercise of stock op-
 tions..................       --      (320)       --              --              827         --
Net unrealized gain on
 securities available
 for sale...............       --        --        --          14,333               --         --
                         --------  --------  --------        --------         --------   --------
Balance -- December 31,
 1993................... $236,579  $167,368  $208,557        $ 14,333         $(40,194)  $     --
Net income..............       --        --    47,814              --               --         --
Cash dividends ($0.69
 per share).............       --        --   (14,669)             --               --         --
Adjust Stock par value.. (217,652)  217,652        --              --               --         --
Stock dividend (10%)....    1,751    57,792   (59,543)             --               --         --
Purchase of treasury
 stock..................       --        --        --              --          (13,318)        --
Exercise of stock op-
 tions..................       --      (206)       --              --              586         --
Net unrealized loss on
 securities available
 for sale...............       --        --        --         (49,544)              --         --
                         --------  --------  --------        --------         --------   --------
Balance -- December 31,
 1994................... $ 20,678  $442,606  $182,159        $(35,211)        $(52,926)  $     --
Net income..............       --        --    52,176              --               --         --
Cash dividends ($0.73
 per share).............       --        --   (15,114)             --               --         --
Stock dividend (10%)....    1,870    80,408   (82,278)             --               --         --
Purchase of treasury
 stock..................       --        --        --              --          (11,098)        --
Exercise of stock op-
 tions..................       --      (122)       --              --              469         --
Net unrealized gain on
 securities available
 for sale...............       --        --        --          38,823               --         --
Common stock repurchase
 commitment.............       --        --        --              --               --    (46,481)
                         --------  --------  --------        --------         --------   --------
Balance -- December 31,
 1995................... $ 22,548  $522,892  $136,943        $  3,612         $(63,555)  $(46,481)
                         ========  ========  ========        ========         ========   ========



             See Notes to Financial Statements, pages A-6 to A-22.

                           UMB FINANCIAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

  UMB Financial Corporation is a multi-bank holding company which offers a wide range of banking services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Iowa and Nebraska. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

  SECURITIES AVAILABLE FOR SALE -- Debt securities available for sale include principally U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component on noninterest income.

  In conjunction with the adoption of the Implementation Guide for SFAS No. 115 issued by the Financial Accounting Standards Board, the Company reassessed its intent to hold some of its mortgage-backed securities to maturity. Accordingly, on December 22, 1995, the Company reclassified its mortgage-backed securities portfolio, with a book value of $86.2 million and a market value of $85.2 million, to available for sale.

  INVESTMENT SECURITIES -- Investment securities are carried at amortized historical cost based on management's intention, and the Company's ability, to hold them to maturity. The Company classifies securities of state and political subdivisions as investment securities. Certain significant unforeseeable changes in circumstances may cause a change in the intent to hold these securities to maturity. For example, such changes

                           UMB FINANCIAL CORPORATION
may include a deterioration in the issuer's creditworthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

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

  PER SHARE DATA -- Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. All per share presentations have been restated to give effect to the 10% stock dividend paid January 2, 1996, to the shareholders of record December 12, 1995. The dilutive effect of shares issuable under stock options granted by the Company is immaterial.

  RECLASSIFICATIONS -- Certain reclassifications were made to the 1994 and 1993 financial statements to conform to the current year presentation.

  INDUSTRY SEGMENT REPORTING -- The Company operates principally in a single business segment offering general commercial banking services.

ACCOUNTING CHANGES

  ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- On January 1, 1995, the Company implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. In October 1994, SFAS No. 118 was issued as an amendment to SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The implementation of these Statements did not have a significant effect on the Company's financial position or results of operation.

  ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS -- The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." This Statement, effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The Company does not expect this Statement to have a material effect on the consolidated financial statements.

  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS -- The Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement establishes accounting standards for originated mortgage servicing rights. Under the new Statement, all capitalized mortgage servicing rights are evaluated for impairment based on the excess of the mortgage servicing rights over their fair value. SFAS No. 122 was adopted by the Company on January 1, 1995 and did not have a significant effect on the Company's financial position or results of operation.

  ACCOUNTING FOR STOCK-BASED COMPENSATION -- Effective as of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," will require increased disclosure of compensation expense arising

                           UMB FINANCIAL CORPORATION
from both fixed and performance stock compensation plans. Compensation will be measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost would be recognized over the service period, usually the period from the grant date to the vesting date. SFAS No. 123 encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies would be permitted, however, to continue accounting under APB Opinion No. 25 which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company will continue to apply APB Opinion No. 25 in its financial statements and will disclose pro forma net income and earnings per share in a footnote to future financial statements, determined as if the Company applied the new method.

ACQUISITIONS

  On December 13, 1995, the Company acquired First Sooner Bancshares, the one-bank holding company of The Oklahoma Bank, Oklahoma City, Oklahoma (now UMB Oklahoma Bank), for $12.7 million. The acquisition was funded with existing working capital. The acquisition of this $139 million bank was recorded as a purchase, with $3.3 million recorded as premium on purchased bank. This acquisition is not deemed to be material in relation to the consolidated results of the Company.

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
                                              ======     =========    =======

                           UMB FINANCIAL CORPORATION

  The cash portion of the purchase prices was obtained principally through the issuance of debt by the Company. On February 24, 1993, the Company issued $10 million in medium-term notes due 2000 at 6.81% and $15 million in medium-term notes due 2003 at 7.30%.

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

  The following table presents supplementary information regarding the acquisitions of the Kansas banks (in thousands):

Fair values of assets acquired:
Securities.......................................................... $  529,111
Net loans...........................................................    522,111
Federal funds sold and resell agreements............................     85,207
Core deposit intangible.............................................     12,756
Other...............................................................    140,108
                                                                     ----------
  Total............................................................. $1,289,293
                                                                     ----------
Fair values of liabilities assumed:
Deposits............................................................ $1,062,992
Federal funds purchased and repurchase agreements...................     74,984
Borrowed funds......................................................      6,103
Other...............................................................     19,190
                                                                     ----------
  Total............................................................. $1,163,269
                                                                     ----------
Fair value of net assets acquired................................... $  126,024
                                                                     ----------
Purchase prices of acquisitions:
Issuance of common stock (net of treasury stock acquired)........... $  148,928
Cash paid...........................................................     26,561
Direct costs of acquisitions........................................        963
Previous investments in institutions acquired.......................      1,506
                                                                     ----------
  Total............................................................. $  177,958
                                                                     ----------
Goodwill (excess of purchase prices over fair value of net assets
 acquired).......................................................... $   51,934
                                                                     ==========

  The following unaudited pro forma consolidated financial information gives effect to the Kansas banks as if they were all acquired on January 1, 1993 These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on the dates indicated, or which may result in the future.

                                                                 YEAR ENDED
                                                             DECEMBER 31, 1993
                                                            --------------------
                                                            (IN THOUSANDS EXCEPT
                                                              PER SHARE DATA)
Net interest income........................................       $180,663
Noninterest income.........................................        137,937
Net income.................................................         44,715
Net income per share.......................................           2.09

                           UMB FINANCIAL CORPORATION

ALLOWANCE FOR LOAN LOSSES

  The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 1995 (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
Allowance -- beginning of year...................... $32,527  $35,590  $24,456
Allowances of acquired banks........................     485       --   12,076
Additions (deductions):
 Charge-offs........................................ $(8,090) $(8,269) $(7,135)
 Recoveries.........................................   2,673    2,566    2,861
                                                     -------  -------  -------
  Net charge-offs................................... $(5,417) $(5,703) $(4,274)
Provision charged to expense........................   5,090    2,640    3,332
                                                     -------  -------  -------
Allowance -- end of year............................ $32,685  $32,527  $35,590
                                                     =======  =======  =======

  At December 31, 1995, the amount of loans that were considered to be impaired under SFAS No. 114 was $1,069,000. All of the loans were on a nonaccrual or restructured basis. Included in the impaired loans was $385,000 of loans for which the related allowance was $141,000. The remaining $684,000 of impaired loans did not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the year ended December 31, 1995, was approximately $1,008,000. The Company had no material amount recorded as interest income on its impaired loans for the year ended December 31, 1995.

SECURITIES AVAILABLE FOR SALE

  The table below provides detailed information for securities available for sale at December 31, 1995, 1994 and 1993 (in thousands):

                                                     DECEMBER 31
                                     -------------------------------------------
                                     AMORTIZED  UNREALIZED UNREALIZED
                                        COST      GAINS      LOSSES   FAIR VALUE
                                     ---------- ---------- ---------- ----------
1995
U.S. Treasury....................... $1,679,881  $ 8,928    $ (2,493) $1,686,316
U.S. Agencies.......................    498,310      679        (922)    498,067
Mortgage-backed.....................    147,194      162      (1,575)    145,781
Federal Reserve Bank Stock..........      3,656       --          --       3,656
Equity..............................      1,713    1,028          --       2,741
Other...............................         13       --          --          13
                                     ----------  -------    --------  ----------
 Total.............................. $2,330,767  $10,797    $ (4,990) $2,336,574
                                     ==========  =======    ========  ==========
1994
U.S. Treasury....................... $2,197,912  $    76    $(55,571) $2,142,417
U.S. Agencies.......................     69,774      115        (595)     69,294
Mortgage-backed.....................     57,969       57      (2,549)     55,477
Federal Reserve Bank Stock..........      3,656       --          --       3,656
Equity..............................      2,764    1,544         (60)      4,248
Other...............................        121       --          --         121
                                     ----------  -------    --------  ----------
 Total.............................. $2,332,196  $ 1,792    $(58,775) $2,275,213
                                     ==========  =======    ========  ==========
1993
U.S. Treasury....................... $2,518,436  $23,457    $ (2,414) $2,539,479
U.S. Agencies.......................     76,585       --        (281)     76,304
Mortgage-backed.....................     73,293      328        (149)     73,472
Federal Reserve Bank Stock..........      4,620       --          --       4,620
Equity..............................      3,940    2,187         (60)      6,067
Other...............................        270       --          --         270
                                     ----------  -------    --------  ----------
 Total.............................. $2,677,144  $25,972    $ (2,904) $2,700,212
                                     ==========  =======    ========  ==========

                           UMB FINANCIAL CORPORATION

  The following table presents contractual maturity information for securities available for sale at December 31, 1995. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Due in 1 year or less.................................... $1,183,017 $1,181,901
Due after 1 year through 5 years.........................    992,239    999,604
Due after 5 years through 10 years.......................      2,935      2,878
                                                          ---------- ----------
 Total................................................... $2,178,191 $2,184,383
                                                          ---------- ----------
Mortgage-backed securities...............................    147,194    145,781
Equity securities and other..............................      5,382      6,410
                                                          ---------- ----------
 Total securities available for sale..................... $2,330,767 $2,336,574
                                                          ========== ==========

  Securities available for sale with a market value of $1,784,018,000 at December 31, 1995, $1,476,231,000 at December 31, 1994, and $1,554,257,000 at
December 31, 1993, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

  During 1995, proceeds from the sales of securities available for sale were $411,351,000 compared to $150,570,000 for 1994. Securities transactions resulted in gross realized gains of $3,734,000 for 1995 and $3,719,000 for 1994. The gross realized losses were $2,318,000 for 1995 and $87,000 for 1994.

  The net unrealized holding gain (loss) on trading securities at December 31, 1995 and 1994, was $77,000 and $(39,000), respectively, and was included in trading and investment banking income.

INVESTMENT SECURITIES

  The table below provides detailed information for investment securities at December 31, 1995, 1994 and 1993 (in thousands):

                                                     DECEMBER 31
                                       -----------------------------------------
                                       AMORTIZED UNREALIZED UNREALIZED    FAIR
1995                                     COST      GAINS      LOSSES     VALUE
                                       --------- ---------- ----------  --------
State and political subdivisions...... $ 311,757 $    2,435 $   (1,019) $313,173
                                       ========= ========== ==========  ========
1994
Mortgage-backed....................... $  86,278 $       -- $   (5,340) $ 80,938
State and political subdivisions......   298,556        823     (6,673)  292,706
                                       --------- ---------- ----------  --------
  Total............................... $ 384,834 $      823 $  (12,013) $373,644
                                       ========= ========== ==========  ========
1993
State and political subdivisions...... $ 278,944 $    4,111 $     (709) $282,346
                                       ========= ========== ==========  ========

                           UMB FINANCIAL CORPORATION

  The following table presents contractual maturity information for investment securities at December 31, 1995. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
                                                               (IN THOUSANDS)
Due in 1 year or less....................................... $ 95,686  $ 95,586
Due after 1 year through 5 years............................  168,755   169,800
Due after 5 years through 10 years..........................   46,917    47,360
Due after 10 years..........................................      399       427
                                                             --------  --------
  Total investment securities............................... $311,757  $313,173
                                                             ========  ========

  There were no sales of investment securities during 1995 and 1994. During 1993, proceeds from sales of investment securities were $697,000 and gross realized gains were $17,000. There were no gross realized losses on such sales for 1993.

  Investment securities with a market value of $36,627,000 at December 31, 1995, $1,190,000 at December 31, 1994 and $5,356,000 at December 31, 1993,
were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

LOANS TO MANAGEMENT

  Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons. In addition, all such loans are current as to repayment terms. For the years 1995, 1994 and 1993, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

                                                   YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------
Balance -- beginning of year................... $ 158,330  $ 111,921  $ 142,880
 New loans.....................................   798,688    458,400    377,601
 Repayments....................................  (778,579)  (411,991)  (408,560)
                                                ---------  ---------  ---------
Balance -- end of year......................... $ 178,439  $ 158,330  $ 111,921
                                                =========  =========  =========

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on an accelerated method. Bank premises are depreciated over a 20- to 40-year life span, while equipment is depreciated over a life span of 3 to 20 years. Bank premises and equipment consisted of the following (in thousands):

                                                         DECEMBER 31
                                                -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------
Land........................................... $  31,975  $  29,873  $  27,622
Buildings and leasehold improvements...........   146,411    134,401    133,651
Equipment......................................   138,558    122,025    111,571
                                                ---------  ---------  ---------
                                                $ 316,944  $ 286,299  $ 272,844
Accumulated depreciation.......................  (169,368)  (156,038)  (143,946)
                                                ---------  ---------  ---------
Bank premises and equipment, net............... $ 147,576  $ 130,261  $ 128,898
                                                =========  =========  =========

                           UMB FINANCIAL CORPORATION

  Consolidated rental and operating lease expenses were $2,820,000 in 1995, $2,522,000 in 1994 and $2,932,000 in 1993. Minimum rental commitments as of December 31, 1995, for all noncancelable operating leases are: 1996 -- $2,321,000; 1997 -- $2,095,000; 1998 -- $2,033,000; 1999-- $1,637,000; 2000 --
$851,000; and thereafter -- $10,666,000.

BORROWED FUNDS

  The components of the Company's short-term and long-term debt were as follows (in thousands):

                                                              DECEMBER 31
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
SHORT-TERM DEBT
U.S. Treasury demand notes and other................... $   501 $   872 $ 1,453
                                                        ------- ------- -------
LONG-TERM DEBT
6.81% senior notes due 2000............................ $10,000 $10,000 $10,000
7.30% senior notes due 2003............................  15,000  15,000  15,000
9.15% senior notes due 1999............................  12,000  15,000  15,000
7.50% notes maturing serially through 1997.............   3,093   4,639   6,186
8.00% note maturing serially through 2000..............     643     724     799
8.83% senior notes due 1996............................      --     890   4,462
7.50% note maturing serially through 2015..............      --      77      82
                                                        ------- ------- -------
  Total long-term debt................................. $40,736 $46,330 $51,529
                                                        ------- ------- -------
  Total borrowed funds................................. $41,237 $47,202 $52,982
                                                        ======= ======= =======

  Long-term debt represents direct, unsecured obligations of the parent company. The senior notes due in 2000 and 2003 cannot be redeemed prior to stated maturity. The senior notes due in 1996 required annual redemptions of $3,572,000. Optional prepayments without premiums were made on the senior notes due in 1996 of $2,678,000 in 1993 and $3,572,000 in 1992. The senior notes due in 1999 require annual redemptions of $3,000,000 beginning in 1995. The 7.50% notes that mature in 1997 require annual principal payments of $1,546,000. The senior notes contain financial covenants relating to the issuance of additional debt, payment of dividends, reacquisition of common stock and maintenance of minimum tangible capital. Under the most restrictive covenant, approximately $102,848,000 was available for the payment of dividends at December 31, 1995.

  The Company enters into sales of securities with simultaneous agreements to repurchase ("repurchase agreements"). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheet. The amount outstanding at December 31, 1995, was $672,940,000 (with accrued interest payable of $926,000). Of that amount, $1,970,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements ("resell agreements"). The remainder of $670,970,000 represented sales of U.S. Treasury and agency securities obtained from the Company's securities portfolio. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows (in thousands):

                                             SECURITIES                 WEIGHTED
                                          -----------------             AVERAGE
MATURITY OF THE                           CARRYING  MARKET  REPURCHASE  INTEREST
REPURCHASE LIABILITIES                     AMOUNT   VALUE   LIABILITIES   RATE
----------------------                    -------- -------- ----------- --------
On demand................................ $516,541 $535,838  $526,064     4.87%
2 to 30 days.............................   83,867   86,368    80,507     5.19
31 to 90 days............................   23,231   24,136    23,628     5.39
Over 90 days.............................   39,823   41,581    40,771     5.57
                                          -------- --------  --------     ----
 Total................................... $663,462 $687,923  $670,970     4.97%
                                          ======== ========  ========     ====

                           UMB FINANCIAL CORPORATION

REGULATORY REQUIREMENTS

  Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, state banks that are Federal Reserve members and state banks in Colorado and Oklahoma, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state banks in Missouri, Kansas and Illinois are subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 1995 approximately $25,384,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

  The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1995, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 15.17% and 16.16%, respectively. The Company's leverage ratio at December 31, 1995, was 8.02%.

  Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 1995, this amount averaged $137,259,000.

EMPLOYEE BENEFITS

  The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all officers and employees of the Company and its subsidiaries. Contributions to these plans for the years 1995, 1994 and 1993 were $5,000,000, $3,983,000, and $3,542,00, respectively.

  The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary reduction. The Company made a matching contribution to this plan of $144,000 for 1995.

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

  The following items are components of the net periodic pension expense (income) for the three years ended December 31, 1995 (in thousands):

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
Service costs -- benefits earned during the year..... $ 2,234  $ 1,998  $ 1,463
Interest cost on projected benefit obligation........   2,330    2,100    2,059
Actual return on plan assets.........................  (2,130)      70   (2,208)
Net amortization and deferral........................    (789)  (3,343)  (1,626)
                                                      -------  -------  -------
  Net periodic pension expense (income).............. $ 1,645  $   825  $  (312)
                                                      =======  =======  =======

                           UMB FINANCIAL CORPORATION

  Assumptions used in accounting for the plan were as follows:

                                                               1995  1994  1993
                                                               ----  ----  ----
Weighted average discount rate................................ 7.00% 7.50% 7.50%
Rate of increase in future compensation levels................ 4.25  4.25  4.25
Expected long-term rate of return on assets................... 8.00  8.00  8.00

  The following table sets forth the pension plan's funded status, using valuation dates of September 30, 1995, 1994 and 1993 (in thousands):

                                                     1995      1994      1993
                                                   --------  --------  --------
Actuarial present value of benefit obligation:
 Vested benefits.................................  $(26,588) $(24,395) $(20,177)
 Nonvested benefits..............................    (1,008)   (1,198)   (1,027)
                                                   --------  --------  --------
 Accumulated benefit obligation..................  $(27,596) $(25,593) $(21,204)
 Additional benefits based on estimated future
  salary levels..................................    (7,738)   (6,677)   (7,804)
                                                   --------  --------  --------
  Projected benefit obligation...................  $(35,334) $(32,270) $(29,008)
Plan assets at fair value, primarily U.S. obliga-
 tions...........................................    31,109    31,874    34,701
                                                   --------  --------  --------
Plan assets in excess (deficiency) of projected
 benefit obligation..............................  $ (4,225) $   (396) $  5,693
Unrecognized net loss from past experience dif-
 ferent from that assumed........................    11,268    10,120     6,028
Prior service cost not yet recognized in net pe-
 riodic pension cost.............................       327       361       260
Unrecognized net transition asset being recog-
 nized over 10.66 years..........................    (1,778)   (2,848)   (3,919)
                                                   --------  --------  --------
Prepaid pension cost included in other assets....  $  5,592  $  7,237  $  8,062
                                                   ========  ========  ========

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

  Activity in the 1992 Plan for the three years ended December 31, 1995, is summarized in the following table:

                                                     NUMBER OF   OPTION PRICE
STOCK OPTIONS UNDER THE 1992 PLAN                     SHARES      PER SHARE
---------------------------------                    --------- ----------------
Outstanding -- January 1, 1993......................  17,733   $30.57 to $33.64
 Granted............................................  18,726    30.88 to  33.96
 Canceled...........................................    (484)         to  30.57
                                                      ------   ----------------
Outstanding -- December 31, 1993....................  35,975   $30.57 to $33.96
 Granted............................................  17,888    28.74 to  31.62
 Canceled...........................................  (5,082)   30.57 to  30.88
                                                      ------   ----------------
Outstanding -- December 31, 1994....................  48,781   $28.74 to $33.97
 Granted............................................  22,627    39.76 to  43.74
 Canceled...........................................  (3,432)   28.74 to  33.97
                                                      ------   ----------------
Outstanding -- December 31, 1995....................  67,976   $28.74 to $43.74
                                                      ======   ================
Exercisable -- December 31, 1995....................  13,894   $30.52 to $33.97

All figures have been restated to reflect the 10% stock dividend paid January 2, 1996.

                           UMB FINANCIAL CORPORATION

  The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 1995, is summarized in the following table:

                                                      NUMBER OF   OPTION PRICE
STOCK OPTIONS UNDER THE 1981 PLAN                      SHARES      PER SHARE
---------------------------------                     --------- ----------------
Outstanding -- January 1, 1993.......................  181,514  $ 9.76 to $29.28
 Canceled............................................   (3,594)  19.30 to  26.61
 Exercised...........................................  (35,642)   9.76 to  23.85
                                                       -------  ----------------
Outstanding -- December 31, 1993.....................  142,278  $12.01 to $29.28
 Canceled............................................  (25,422)  16.97 to  24.22
 Exercised...........................................  (23,532)  12.01 to  26.23
                                                       -------  ----------------
Outstanding -- December 31, 1994.....................   93,324  $17.03 to $29.28
 Canceled............................................  (18,401)  17.05 to  26.62
 Exercised...........................................   (6,665)  17.03 to  21.48
                                                       -------  ----------------
Outstanding -- December 31, 1995.....................   68,258  $19.28 to $29.28
                                                       =======  ================
Exercisable -- December 31, 1995.....................   66,602  $19.28 to $29.28

All figures have been restated to reflect the 10% stock dividend paid January 2, 1996.

COMMON STOCK

  The following table summarizes the share transactions for the three years ended December 31, 1995:

                                                                       SHARES
                                                SHARES   SHARES IN   SUBJECT TO
                                                ISSUED    TREASURY   REPURCHASE
                                              ---------- ----------  ----------
Balance -- January 1, 1993................... 14,785,172 (1,003,700)         --
 Issued (received) in acquisitions...........  4,141,135   (199,107)         --
 Purchase of treasury stock..................         --   (126,996)         --
 Issued in stock options.....................         --     29,457          --
                                              ---------- ----------  ----------
Balance -- December 31, 1993................. 18,926,307 (1,300,346)         --
 Stock dividend (10%)........................  1,751,251         --          --
 Purchase of treasury stock..................         --   (396,984)         --
 Issued in stock options.....................         --     20,879          --
                                              ---------- ----------  ----------
Balance -- December 31, 1994................. 20,677,558 (1,676,451)         --
 Stock dividend (10%)........................  1,869,963         --          --
 Purchase of treasury stock..................         --   (312,517)         --
 Issued in stock options.....................         --     16,729          --
 Common stock repurchase commitment..........         --         --  (1,068,533)
                                              ---------- ----------  ----------
Balance -- December 31, 1995................. 22,547,521 (1,972,239) (1,068,533)
                                              ========== ==========  ==========

COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest

                           UMB FINANCIAL CORPORATION
rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These conditions generally include, but are not limited to, each customer being current as to repayment terms of existing loans and no deterioration in the customer's financial condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The interest rate is generally a variable, or floating, interest rate. If the commitment has a fixed interest rate, the rate is generally not set until such time as credit is extended. For credit card customers, the Company has the right to change or terminate any terms or conditions of the credit card account at any time. Since a large portion of the commitments and unused credit card lines are never actually drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

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

  The Company's use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. The contract amount of open positions in financial futures contracts at December 31, 1995 was $59.1 milion and $36.0 million at December 31, 1994. Open futures contract positions averaged $42.6 million and $44.5 million during the years ended December 31, 1995 and 1994, respectively. Net futures activity resulted in losses of $3.4 million for 1995 and gains of $2.7 million for 1994.

  The Company also enters into foreign exchange contracts on a limited basis. For operating purposes the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly

                           UMB FINANCIAL CORPORATION
basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. The Company had foreign exchange contracts at December 31, 1995 of $4.5 million and no foreign exchange contracts at December 31, 1994. During 1995 contracts to purchase and to sell foreign currency averaged approximately $1.7 million, compared to $1.2 million during 1994. The gain or loss on these foreign exchange contracts for 1995 and 1994 was not significant.

  With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado and Illinois. At December 31, 1995, the Company did not have any significant credit concentrations in any particular industry.

  In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of operations of the Company.

                                                        CONTRACT OR NOTIONAL
                                                         AMOUNT DECEMBER 31
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Financial instruments whose contract amounts repre-
 sent credit risk:
 Commitments to extend credit for loans (excluding
  credit card plans)...............................  $637,696 $568,017 $592,395
 Commitments to extend credit under credit card
  plans............................................   850,006  729,417  715,188
 Commercial letters of credit......................    14,864   16,047   17,281
 Standby letters of credit.........................    69,492   72,718   74,046
Financial instruments whose notional or contract
 amounts exceed the amount of credit risk:
 Futures contracts.................................  $ 59,100 $ 36,000 $ 58,500

COMMON STOCK REPURCHASE COMMITMENT

  On December 14, 1995, the Company and its Employee Stock Ownership Plan
(ESOP) entered into a commitment to repurchase 1,581,133 shares of common stock of the Company at a price of $43.50 per share. On January 2, 1996, a total of 1,068,533 of those shares were acquired from the Seller. The Company acquired 688,533 of such shares for treasury stock purposes using existing working capital. The remaining 380,000 shares were purchased by the ESOP and funded by a seven-year, 6.1% fixed rate loan, which is guaranteed by the Company. The accompanying balance sheet at December 31, 1995 reflects the shares acquired in January as temporary equity with a corresponding reduction of shareholders' equity.

  The remaining 512,600 common shares to be purchased are not presently owned by the Seller, but are subject to an option agreement with a third-party financial institution. Due to uncertainties surrounding the transfer of such options to the Company and continued regulatory approval, the remaining shares, which will be purchased in equal installments in March and June of 1996, have not been recorded as temporary equity.

                           UMB FINANCIAL CORPORATION

INCOME TAXES

  Income taxes as set forth below produce effective federal income tax rates of 30.77% in 1995, 29.78% in 1994 and 30.17% in 1993. These percentages are computed by dividing total federal income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
Federal
Currently payable.................................... $26,885  $19,512  $18,000
Deferred.............................................  (3,698)     770     (232)
                                                      -------  -------  -------
  Total federal tax provision........................ $23,187  $20,282  $17,768
State
Currently payable....................................   2,517    2,683    2,355
Deferred.............................................    (257)    (380)       7
                                                      -------  -------  -------
  Total tax provision................................ $25,447  $22,585  $20,130
                                                      =======  =======  =======
Tax effect of security gains included above.......... $   496  $ 1,271  $   562

  The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
Provision at statutory rate......................... $27,168  $24,640  $21,437
Tax-exempt interest income..........................  (5,698)  (5,016)  (4,966)
Disallowed interest expense.........................     642      484      474
State and local income taxes, net of federal tax
 benefits...........................................   1,470    1,497    1,582
Amortization of intangibles of purchased banks......   1,877    1,881    1,420
Other...............................................     (12)    (901)     183
                                                     -------  -------  -------
  Total tax provision............................... $25,447  $22,585  $20,130
                                                     =======  =======  =======

  Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities.

                           UMB FINANCIAL CORPORATION

  Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 1995, 1994 and 1993 were as follows (in thousands):

                                                    1995      1994      1993
                                                  --------  --------  --------
Deferred tax liabilities:
Net unrealized gain of securities available for
 sale............................................ $  2,195  $     --  $  8,735
Asset revaluations on purchased banks............    6,981     6,557     8,130
Depreciation.....................................    5,262     5,269     5,001
Pension..........................................    2,106     2,765     3,078
Insurance........................................        1     1,945        --
Tax allowance for loan losses....................      346       823     1,484
Miscellaneous....................................       93       165        54
                                                  --------  --------  --------
  Total deferred tax liabilities................. $ 16,984  $ 17,524  $ 26,482
                                                  --------  --------  --------
Deferred tax assets:
Net unrealized loss on securities available for
 sale............................................ $     --  $(21,771) $     --
Allowance for loan losses........................  (12,390)  (12,349)  (13,480)
Miscellaneous....................................     (875)     (849)     (333)
                                                  --------  --------  --------
  Total deferred tax assets...................... $(13,265) $(34,969) $(13,813)
                                                  --------  --------  --------
Net deferred tax liability (asset)............... $  3,719  $(17,445) $ 12,669
                                                  ========  ========  ========

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

  DEPOSIT LIABILITIES -- The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 1995, 1994 and 1993. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

                           UMB FINANCIAL CORPORATION

  SHORT-TERM DEBT -- The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair values.

  LONG-TERM DEBT -- Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

  OTHER OFF-BALANCE-SHEET INSTRUMENTS -- The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments or their fair value at year-end are significant to the Company's consolidated financial position.

  The estimated fair values of the Company's financial instruments at December 31, 1995, 1994 and 1993 are as follows (in millions):

                               1995               1994               1993
                         ------------------ ------------------ ------------------
                         CARRYING    FAIR   CARRYING    FAIR   CARRYING    FAIR
                          AMOUNT    VALUE    AMOUNT    VALUE    AMOUNT    VALUE
                         --------  -------- --------  -------- --------  --------
Financial assets:
 Cash and short-term in-
  vestments............. $  785.6  $  785.6 $1,305.0  $1,305.0 $1,005.6  $1,005.6
 Securities available
  for sale..............  2,336.6   2,336.6  2,275.2   2,275.2  2,700.2   2,700.2
 Investment securities..    311.8     313.2    384.8     373.6    278.9     282.4
 Trading securities.....     86.0      86.0     31.0      31.0     83.7      83.7
 Loans.................. $2,452.5  $2,438.2 $2,269.6  $2,209.6 $2,159.7  $2,156.8
 Less: allowance for
  loan losses...........    (32.7)       --    (32.5)       --    (35.6)       --
                         --------  -------- --------  -------- --------  --------
   Net loans............ $2,419.8  $2,438.2 $2,237.1  $2,209.6 $2,124.1  $2,156.8
                         --------  -------- --------  -------- --------  --------
   Total financial as-
    sets................ $5,939.8  $5,959.6 $6,233.1  $6,194.4 $6,192.5  $6,228.7
                         ========  ======== ========  ======== ========  ========
Financial liabilities:
 Demand and savings de-
  posits................ $3,512.0  $3,512.0 $3,991.6  $3,991.6 $3,852.6  $3,852.6
 Time deposits..........  1,301.7   1,299.9  1,141.2   1,132.9  1,309.1   1,314.1
 Federal funds and re-
  purchase..............    721.4     721.4    801.0     801.0    625.1     625.1
 Short-term debt........       .5        .5       .9        .9      1.5       1.5
 Long-term debt.........     40.7      39.0     46.3      45.6     51.5      53.9
                         --------  -------- --------  -------- --------  --------
   Total financial lia-
    bilities............ $5,576.3  $5,572.8 $5,981.0  $5,972.0 $5,839.8  $5,847.2
                         ========  ======== ========  ======== ========  ========

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995, 1994 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           UMB FINANCIAL CORPORATION

PARENT COMPANY FINANCIAL INFORMATION

                                                         DECEMBER 31
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
BALANCE SHEET
Assets:
 Investment in subsidiaries:
 Banks........................................... $589,846  $567,381  $605,148
 Non-banks.......................................    8,692     8,336     7,616
                                                  --------  --------  --------
   Total investment in subsidiaries.............. $598,538  $575,717  $612,764
 Premiums on purchased banks.....................   12,768    14,278    15,803
 Securities available for sale and other.........   69,349    21,530    16,511
                                                  --------  --------  --------
   Total assets.................................. $680,655  $611,525  $645,078
                                                  ========  ========  ========
Liabilities and Shareholders' Equity:
 Dividends payable............................... $  3,789  $  3,804  $  3,536
 Notes payable to others.........................   40,093    45,529    50,647
 Accrued expenses and other......................   14,333     4,886     4,252
                                                  --------  --------  --------
   Total liabilities............................. $ 58,215  $ 54,219  $ 58,435
 Common stock repurchase commitment..............   46,481        --        --
 Shareholders' equity............................  575,959   557,306   586,643
                                                  --------  --------  --------
   Total liabilities and shareholders' equity.... $680,655  $611,525  $645,078
                                                  ========  ========  ========
STATEMENT OF INCOME
Income:
 Dividends received from affiliate banks......... $ 53,114  $ 38,781  $ 41,285
 Service fees from subsidiaries..................    9,790     4,882     7,101
 Net security gains..............................      426       618       249
 Other...........................................      762       298       371
                                                  --------  --------  --------
   Total income.................................. $ 64,092  $ 44,579  $ 49,006
                                                  --------  --------  --------
Expense:
 Salaries and employee benefits.................. $  3,834  $  3,624  $  3,188
 Interest on notes payable:
 Affiliate bank..................................       21         9        46
 Other...........................................    3,399     3,952     4,334
 Services from affiliate banks...................      654       662       870
 Other...........................................   11,149    11,624    11,032
                                                  --------  --------  --------
   Total expense................................. $ 19,057  $ 19,871  $ 19,470
                                                  --------  --------  --------
 Income before income taxes and equity in undis-
  tributed earnings of subsidiaries.............. $ 45,035  $ 24,708  $ 29,536
 Income tax benefit..............................   (2,356)   (4,417)   (3,639)
                                                  --------  --------  --------
 Income before equity in undistributed earnings
  of subsidiaries................................ $ 47,391  $ 29,125  $ 33,175
 Equity in undistributed earnings of subsidiar-
  ies:
 Banks...........................................    5,031    18,220     7,498
 Non-banks.......................................     (246)      469       446
                                                  --------  --------  --------
   Net income.................................... $ 52,176  $ 47,814  $ 41,119
                                                  ========  ========  ========
STATEMENT OF CASH FLOWS
Operating Activities:
 Net income...................................... $ 52,176  $ 47,814  $ 41,119
 Equity in earnings of subsidiaries..............  (57,899)  (57,470)  (49,229)
 Gains from sales of securities available for
  sale...........................................     (426)     (618)     (249)
 Other...........................................      477     1,329       766
                                                  --------  --------  --------
  Net cash used by operating activities.......... $ (5,672) $ (8,945) $ (7,593)
                                                  --------  --------  --------
Investing Activities:
 Increase in Commercial Paper.................... $(39,955) $     --  $     --
 Proceeds from sales of securities available for
  sale...........................................    1,665     1,687       319
 Proceeds from maturities of securities held to
  maturity.......................................   12,650        --        --
 Purchases of securities available for sale......  (20,141)       --        --
 Net increase in repurchase agreements...........   (4,000)   (5,500)   (2,160)
 Net capital investment in affiliate banks.......   32,778     6,819   (29,789)
 Dividends received from subsidiaries............   53,114    38,781    41,285
 Net capital expenditures for premises and equip-
  ment...........................................      (80)     (211)     (159)
                                                  --------  --------  --------
 Net cash provided by investing activities....... $ 36,031  $ 41,576  $  9,496
                                                  --------  --------  --------
Financing Activities:
 Issuance of long-term debt...................... $     --  $     --  $ 25,000
 Repayments of long-term debt....................   (5,436)   (5,118)   (7,797)
 Net increase in short-term debt.................       --        --      (500)
 Cash dividends paid.............................  (15,114)  (14,669)  (13,064)
 Net purchase of treasury stock..................  (10,751)  (12,938)   (4,351)
                                                  --------  --------  --------
 Net cash used by financing activities........... $(31,301) $(32,725) $   (712)
                                                  --------  --------  --------
Net increase (decrease) in cash.................. $   (942) $    (94) $  1,191
                                                  ========  ========  ========

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of UMB Financial Corporation:

  We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

  As discussed in the Accounting Policies note to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities effective December 31, 1993, to conform with Statement of Financial Accounting Standards No. 115.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
January 16, 1996

                           UMB FINANCIAL CORPORATION

                          FIVE-YEAR FINANCIAL SUMMARY

                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS
Interest income.........  $  357,055  $  323,260  $  283,215  $  253,367  $  298,199
Interest expense........     157,787     136,064     119,718     123,786     171,677
Net interest income.....     199,268     187,196     163,497     129,581     126,522
Provision for loan loss-
 es.....................       5,090       2,640       3,332       2,981       6,044
Noninterest income......     143,978     141,745     131,467     113,462      98,691
Noninterest expense.....     260,533     255,902     230,383     184,947     165,774
Net income..............      52,176      47,814      41,119      39,367      39,485
AVERAGE BALANCES
Assets..................  $5,899,169  $6,372,607  $5,766,843  $4,622,968  $4,162,583
Loans, net of unearned
 interest...............   2,346,325   2,148,606   1,786,529   1,337,305   1,356,082
Securities*.............   2,382,248   2,844,306   2,729,270   2,109,121   1,816,711
Deposits................   4,581,349   5,021,401   4,559,551   3,595,644   3,189,224
Long-term debt..........      44,450      50,370      53,522      40,966      46,322
Shareholders' equity....     597,401     572,446     502,614     385,988     355,570
YEAR-END BALANCES
Assets..................  $6,281,328  $6,599,020  $6,528,826  $5,003,187  $4,692,053
Loans, net of unearned
 interest...............   2,452,526   2,269,617   2,159,761   1,483,048   1,349,144
Securities*.............   2,648,331   2,660,047   2,979,156   2,293,438   1,753,563
Deposits................   4,813,683   5,132,834   5,161,729   3,843,166   3,410,193
Long-term debt..........      40,736      46,330      51,529      33,531      42,226
Shareholders' equity....     575,959     557,306     586,643     399,679     372,683
PER SHARE DATA
Earnings................  $     2.52  $     2.26  $     2.13  $     2.35  $     2.36
Cash dividends..........        0.73        0.69        0.66        0.66        0.60
Dividend payout ratio...       28.97%      30.53%      30.99%      28.09%      25.42%
Book value..............  $    29.53  $    26.66  $    27.50  $    23.96  $    22.32
Market price
 High...................       45.25       31.41       33.68       34.50       30.78
 Low....................       27.27       26.82       30.16       29.95       19.72
 Close..................       35.25       28.41       30.99       33.05       30.78
RATIOS
Return on average as-
 sets...................        0.88%       0.75%       0.71%       0.85%       0.95%
Return on average equi-
 ty.....................        8.73        8.35        8.18       10.20       11.10
Average equity to as-
 sets...................       10.13        8.98        8.72        8.35        8.54
Total risk-based capital
 ratio..................       16.16       17.85       18.50       20.16       21.25

--------
  Per share information restated for 10% stock dividend paid January 2, 1996.
   *Securities include investment securities and securities available for sale.

                           UMB FINANCIAL CORPORATION

                               FINANCIAL REVIEW

  The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ending December 31, 1995. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

OVERVIEW

  The Company recorded consolidated net income of $52.2 million for the year ended December 31, 1995, compared to $47.8 million and $41.1 million for 1994 and 1993, respectively. These operating results represent a 9.1% increase in net income for 1995 as compared to 1994 and a 16.3% increase for 1994 as compared to 1993. Per share earnings for 1995 were $2.52, an 11.5% increase over 1994 per share earnings of $2.26. Per share results for 1994 represented a 6.1% increase over 1993 results of $2.13. All share and per share data have been restated to give effect to a 10 percent stock dividend distributed to shareholders on January 2, 1996.

  The Company's improved earnings during 1995 over 1994 were primarily driven by an increase in net interest income, along with a slight increase in noninterest income. These increases were partially offset by an increased provision for loan losses and marginally higher noninterest expenses.

  A significant factor in the increase in the Company's earnings in 1994 as compared to 1993 was the acquisition of 12 banks in the State of Kansas (the Acquired Banks) during 1993. These acquisitions were completed by the second quarter of 1993. Each of the acquisitions was accounted for as a purchase transaction, therefore the results of operations of the Acquired Banks are included in consolidated earnings from the respective date of acquisition.

  Per share earnings for both 1995 and 1994 also benefited from a reduction in outstanding shares of the Company's common stock resulting from ongoing share repurchases. The Company continues to consider purchases based on availability, price and alternative use of funds.

RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income, the Company's principal source of earnings, is the amount of interest income generated by earning assets less interest expense paid on interest-bearing liabilities. Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the past two years. Net interest income on a fully tax-equivalent basis (FTE), average balance sheet amounts, and the corresponding yields and rates for the years 1991 through 1995 are shown on pages A-44 and A-45. Net interest income is presented on a "tax-equivalent" basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily the obligations of states and local governments.

  For the year ended December 31, 1995, interest income, on a tax-equivalent basis, increased by $34.7 million to $365.1 million, compared to $330.4 million in 1994 and $290.0 million in 1993. For 1995, interest expense increased by $21.7 million to $157.8 million, compared to $136.1 million in 1994 and $119.7 million in 1993. These changes resulted in an increase in the Company's net interest income, on a tax-equivalent basis, of $13.0 million to $207.3 million during 1995 compared to $194.3 million in 1994 and $170.3 million in 1993.

TABLE 1: TAX-EQUIVALENT RATE-VOLUME ANALYSIS (IN THOUSANDS)

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

                        AVERAGE
    AVERAGE VOLUME       RATE                                    INCREASE (DECREASE)
 --------------------- ----------                             --------------------------
    1995       1994    1995  1994        1995 VS. 1994         VOLUME    RATE     TOTAL
 ---------- ---------- ----  ----  ------------------------   --------  -------  -------
                                   Change in interest
                                    earned on:
 $2,346,325 $2,148,606 9.33% 8.06% Loans...................   $ 16,857  $28,940  $45,797
                                   Securities:
  2,076,169  2,555,231 5.32  4.77  Taxable.................    (24,498)  13,104  (11,394)
    306,079    289,075 6.83  6.41  Tax-exempt..............      1,124    1,241    2,365
                                   Federal funds sold and
    187,836    337,958 5.86  4.03   resell agreements......     (7,410)   4,787   (2,623)
     60,239     56,487 6.19  5.65  Other...................        220      315      535
 ---------- ---------- ----  ----                             --------  -------  -------
 $4,976,648 $5,387,357 7.34% 6.13% Total...................   $(13,707) $48,387  $34,680
 ---------- ---------- ----  ----                             --------  -------  -------
                                   Change in interest paid
                                    on:
                                   Interest-bearing
 $3,244,545 $3,576,025 3.75% 2.99%  deposits...............   $(10,587) $25,223  $14,636
                                   Federal funds purchased
                                    and repurchase
    613,862    664,499 5.32  3.77   agreements.............     (2,032)   9,660    7,628
     45,570     51,365 7.70  7.88  Other...................       (448)     (93)    (541)
 ---------- ---------- ----  ----                             --------  -------  -------
 $3,903,977 $4,291,889 4.04% 3.17% Total...................   $(13,067) $34,790  $21,723
 ========== ========== ====  ====                             --------  -------  -------
                                   Net interest income.....   $   (640) $13,597  $12,957
                                                              ========  =======  =======
                        AVERAGE
    AVERAGE VOLUME       RATE                                    INCREASE (DECREASE)
 --------------------- ----------                             --------------------------
    1994       1993    1994  1993        1994 VS. 1993         VOLUME    RATE     TOTAL
 ---------- ---------- ----  ----  ------------------------   --------  -------  -------
                                   Change in interest
                                    earned on:
 $2,148,606 $1,786,529 8.06% 8.06% Loans...................   $ 29,173  $   (94) $29,079
                                   Securities:
  2,555,231  2,468,796 4.77  4.70  Taxable.................      4,106    1,793    5,899
    289,075    260,474 6.41  6.53  Tax-exempt..............      1,839     (320)   1,519
                                   Federal funds sold and
    337,958    320,391 4.03  3.09   resell agreements......        567    3,171    3,738
     56,487     58,156 5.65  5.24  Other...................        (89)     235      146
 ---------- ---------- ----  ----                             --------  -------  -------
 $5,387,357 $4,894,346 6.13% 5.92% Total...................   $ 35,596  $ 4,785  $40,381
 ---------- ---------- ----  ----                             --------  -------  -------
                                   Change in interest paid
                                    on:
                                   Interest-bearing
 $3,576,025 $3,285,879 2.99% 3.02%  deposits...............   $  8,685  $  (854) $ 7,831
                                   Federal funds purchased
                                    and repurchase
    664,499    581,130 3.77  2.78   agreements.............      2,555    6,347    8,902
     51,365     54,937 7.88  8.07  Other...................       (284)    (103)    (387)
 ---------- ---------- ----  ----                             --------  -------  -------
 $4,291,889 $3,921,946 3.17% 3.05% Total...................   $ 10,956  $ 5,390  $16,346
 ========== ========== ====  ====                             --------  -------  -------
                                   Net interest income.....   $ 24,640  $  (605) $24,035
                                                              ========  =======  =======

  Net interest margin measures the Company's ability to generate net interest income. It is defined as net interest income (FTE) as a percent of average earning assets. The behavior of the margin depends on the interaction of three factors: 1) net interest spread (defined as the difference between the yield on earning assets and the rate paid on interest-bearing liabilities); 2) yield earned on assets funded by interest-free funding sources (primarily noninterest-bearing demand deposits and equity capital); and 3) percentage of earning assets funded by interest-free funding sources.

TABLE 2: ANALYSIS OF NET INTEREST MARGIN

                                                1995        1994      CHANGE
                                             ----------  ----------  ---------
                                                     (IN THOUSANDS)
Average earning assets...................... $4,976,649  $5,387,357  $(410,708)
Interest-bearing liabilities................  3,903,977   4,291,889   (387,912)
                                             ----------  ----------  ---------
Interest-free funds......................... $1,072,672  $1,095,468  $ (22,796)
                                             ==========  ==========  =========
Free funds ratio (free funds to earning as-       21.55%      20.33%      1.22%
 sets)......................................      =====       =====       ====
Tax-equivalent yield on earning assets......       7.34%       6.13%      1.21%
Cost of interest-bearing liabilities........       4.04        3.17       0.87
                                                  -----       -----       ----
Net interest spread.........................       3.30%       2.96%      0.34%
Benefit of interest-free funds..............       0.87        0.65       0.22
                                                  -----       -----       ----
Net interest margin.........................       4.17%       3.61%      0.56%
                                                  =====       =====       ====


  Earning assets averaged $5.0 billion during 1995 compared to $5.4 billion in 1994 and $4.9 billion in 1993. The decrease in average earnings assets during 1995 was primarily the result of a reduction in investment securities which were used to fund a decrease in deposits. The decrease in deposits was primarily related to deposits associated with the Company's mutual fund processing. The increase in average earning assets in 1994 as compared to 1993 was primarily the result of Acquired Banks.

  The net interest margin earned by the Company during 1995 was 4.17%, compared to 3.61% in 1994 and 3.48% in 1993. The primary factors in the improvement in the Company's net interest margin in 1995 as compared to 1994 were an overall increase in interest rates and a change in the balance sheet mix of the Company. Average loans increased by $198 million in 1995 and comprised 47% of total earning assets as compared to 40% in 1994 and 37% in 1993. The increase in loans, which occurred during a period of increasing interest rates, has benefited the Company because loans generally reprice faster than investment securities. The increase in the Company's net interest income in 1994 as compared to 1993 was primarily driven by an increase in lending activity.

  The yield on the Company's earning assets during 1995 was 7.34% compared to 6.13% for 1994 and 5.92% for 1993. During 1995, the Company was in a position to benefit from increasing interest rates due to its floating rate loans, which comprise 55.4% of the loan portfolio and the reinvestment of security maturities and short-term investments.

  The general increase in interest rates in 1995 as compared to 1994 also resulted in an increase in the Company's cost of funds. Cost of funds increased to 4.04% in 1995 from 3.17% in 1994 and 3.05% in 1993. The 87-basis-point increase in cost of funds for 1995 compares to a 121-basis-point increase in the yield on earning assets for 1995. As a result of these changes, the Company's net interest spread increased to 3.30% for 1995 from 2.96% in 1994 and 2.87% in 1993. This represents the largest net interest spread the Company has earned in eight years. This 1995 increase allowed the Company to increase its net interest income even though average earning assets decreased by 7.6% during 1995. As interest rates increase, the impact on the Company's cost of funds has traditionally been delayed or diluted due to the flexibility the Company has in pricing its core deposits, which comprised 87.6% of average funding sources for 1995.

TABLE 3: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

  This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors, therefore amounts presented are not necessarily indicative of actual future charge-offs in any particular category. The percent of loans in each category to total loans is provided in Table 5.

                                                       DECEMBER 31
                                         ---------------------------------------
LOAN CATEGORY                             1995    1994    1993    1992    1991
-------------                            ------- ------- ------- ------- -------
                                                     (IN THOUSANDS)
Commercial.............................. $16,150 $16,000 $17,500 $13,250 $14,000
Consumer................................  13,500  13,400  13,500  10,500  11,000
Real estate.............................   2,500   2,500   3,000     500   1,000
Agricultural............................     450     500   1,000     100     100
Leases..................................      50      50      50      50      50
Unallocated.............................      35      77     540      56      91
                                         ------- ------- ------- ------- -------
 Total allowance........................ $32,685 $32,527 $35,590 $24,456 $26,241
                                         ======= ======= ======= ======= =======

PROVISION AND ALLOWANCE FOR LOAN LOSS

  The allowance for loan losses (ALL) represents management's judgment of the losses inherent in the Company's loan portfolio. The provision for loan losses is the amount necessary to adjust the ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly considering such items as historical loss trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company's subsidiaries.

  At December 31, 1995, the Company's ALL was $32.7 million, compared to $32.5 million and $35.6 million at December 31, 1994 and 1993, respectively. At December 31, 1995, the ALL as a percentage of total loans was 1.3% compared to 1.4% and 1.7% at December 31, 1994 and 1993, respectively. At December 31, 1995, the ALL exceeded total nonperforming loans by $29.0 million compared to an excess of $27.2 million at year-end 1994.

  As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and therefore the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is adequate based on the inherent losses in the loan portfolio at December 31, 1995.

  The company's provision for loan losses was $5.1 million in 1995, $2.6 million in 1994 and $3.3 million in 1993. The increase in the provision for loan losses in 1995, compared to the prior two years, is primarily a factor of the increase in the Company's average loans and not indicative of a change in the overall credit quality of the loan portfolio. Net charge-offs in 1995 were $5.4 million compared to $5.7 million and $4.3 million in 1994 and 1993, respectively. Charge-offs of bankcard and other consumer loans have increased for the last two years. The overall increase in consumer indebtedness on a national basis has fueled predictions that the quality of consumer debt will deteriorate and therefore increase losses in the industry. The Company has experienced only a marginal increase in bankcard delinquencies over 30 days, which totaled 3.03% of total bankcard loans at December 31, 1995. There has been no change in the Company's underwriting policies and practices in this area. The delinquency rate and loss rate on the bankcard loan portfolio is and should remain well below industry averages. The Company will continue to closely monitor this area and take appropriate actions, including increasing collection efforts, in order to minimize credit losses.

  Based on a current assessment of the risk in the total loan portfolio and current economic conditions, and absent any unforeseen circumstances, management does not anticipate a material increase in the Company's loan loss provision for 1996. Any significant increase in the loan loss provision for 1996 would likely be a result of continued increases in the loan portfolio.

  Table 4 presents a five-year summary of the Company's allowance for loan losses. Net charge-offs as a percentage of average loans for 1995 were 0.23%, which is the lowest level of charge-offs the Company has experienced in over 10 years.

TABLE 4: ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Allowance -- beginning
 of year................  $   32,527  $   35,590  $   24,456  $   26,241  $   27,268
Provision for loan loss-
 es.....................       5,090       2,640       3,332       2,981       6,044
Allowances of acquired
 banks..................         485          --      12,076         207         352
Charge-offs:
 Commercial.............  $     (948) $   (2,833) $   (1,717) $   (1,401) $   (3,823)
 Consumer:
  Bankcard..............      (5,427)     (4,236)     (3,983)     (4,082)     (4,657)
  Other.................      (1,602)     (1,018)       (836)       (890)       (864)
 Real estate............        (113)       (182)       (578)       (175)        (81)
 Agricultural...........          --          --         (21)         --         (13)
                          ----------  ----------  ----------  ----------  ----------
    Total charge-offs...  $   (8,090) $   (8,269) $   (7,135) $   (6,548) $   (9,438)
Recoveries:
 Commercial.............  $      947  $      573  $    1,051  $      186  $      680
 Consumer:
  Bankcard..............         994       1,102       1,144         956       1,002
  Other.................         569         528         469         363         307
 Real estate............         122         118         138          70          19
 Agricultural...........          41         245          59          --           7
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....  $    2,673  $    2,566  $    2,861  $    1,575  $    2,015
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........  $   (5,417) $   (5,703) $   (4,274) $   (4,973) $   (7,423)
                          ----------  ----------  ----------  ----------  ----------
Allowance -- end of
 year...................  $   32,685  $   32,527  $   35,590  $   24,456  $   26,241
                          ==========  ==========  ==========  ==========  ==========
Average loans...........  $2,346,325  $2,148,606  $1,786,529  $1,337,305  $1,356,082
Loans at end of year,
 net of unearned
 interest...............   2,452,526   2,269,617   2,159,761   1,483,048   1,349,144
Allowance to loans at
 year-end...............        1.33%       1.43%       1.65%       1.65%       1.95%
Allowance as a multiple
 of net charge-offs             6.03x       5.70x       8.33x       4.92x       3.54x
Net charge-offs to:
 Provision for loan
  losses................      106.42%     216.02%     128.27%     166.82%     122.82%
 Average loans..........        0.23        0.27        0.24        0.37        0.55

NONINTEREST INCOME

  Management has stressed growth of noninterest income to enhance the Company's profitability since fee-based services are non credit related, provide steady income and are not affected by fluctuations in interest rates. These activities are also relatively low-risk and do not impact the Company's regulatory capital needs. Fee-based services that have been emphasized include trust and securities processing, securities trading, cash management and merchant processing. Fee income (exclusive of net security gains) as a percent of adjusted operating revenues was 40.8% in 1995. Adjusted operating revenues is defined as tax-equivalent net interest income plus noninterest income, excluding net security gains.

  Noninterest income, exclusive of net securities gains, was $142.6 million in 1995, compared to $138.1 million in 1994 and $129.9 million in 1993. This represents a 3.2% increase for 1995, compared to 1994. This increase, which is less than the traditional growth rate for the Company, was affected by a reduction in income from mutual fund securities processing and only slight growth in trust fees. Approximately 50% of the increase in noninterest income in 1994 over 1993 was the result of including the Acquired Banks on consolidated results of operation for an entire year in 1994.

  Trust fees represent the largest component of noninterest income and totaled $35.9 million in 1995, $35.0 million in 1994 and $32.0 million in 1993. The Company has long been identified as a leader in the trust area. Management will continue to aggressively market these services in order to grow and benefit from this recognized strength of the Company. The Company offers a full range of trust services including personal and custody services, investment management and employee benefits. During 1995 the Company began a comprehensive review of the pricing and structure of trust services in order to increase efficiencies. The Company also plans to increase its marketing efforts at the retail level in order to take better advantage of its existing branch network. The aggregate value of managed trust assets at December 31, 1995, was $10.0 billion, compared to $8.7 billion and $9.3 billion at December 31, 1994 and 1993, respectively.

  The Company's revenue from custodial trust services is primarily related to the mutual fund industry. Revenue from securities processing services decreased to $10.5 million in 1995 from $12.5 million in 1994 and $13.3 million in 1993. The declines in the past two years are primarily the result of changes with what was the Company's largest custody processing customer. During 1993, the customer was given significant price concessions because of competitive pressures. The Company reduced its related operating costs where possible, in order to minimize the effect of the pricing change. In 1994 this same customer was acquired by a competitor of the Company, which resulted in the loss of this custody processing business. The transition period prior to the loss of this business was sufficient to allow for an orderly reduction in operating costs to help offset the effect of this change. The Company is aggressively pursuing new business to replace the above loss. During the last year the Company has established relationships with 10 additional mutual funds companies. The magnitude of the services provided to these new customers varies. This diversification should allow the Company the opportunity to regain its lost market share with reduced concentration risks. Total trust assets under custody were $102.9 billion at December 31, 1995, $189.8 billion at year-end 1994 and $187.1 billion at year-end 1993.

  Fee income from service charges on deposit accounts was $33.2 million in 1995, compared to $32.9 million in 1994 and $30.2 million in 1993. Other service charge income was $11.3 million in 1995, $11.7 million in 1994 and $11.2 million in 1993. The increase in interest rates in 1995 allowed commercial customers a higher level of earnings credits on demand deposit balances to offset service charges for account activity and other services provided. During 1995, the Company completed a review of all service charge fees and as a result increased fee levels in many areas. These increases did not have a significant impact in 1995, but an entire year's benefit will be realized in 1996. Bankcard fees increased 9.4% in 1995 to $33.7 million from $30.8 million in 1994 and $24.9 million in 1993. The increase in 1995 was primarily the result of a higher volume of merchant transactions. When possible, the fees charged to merchants were adjusted during 1995 in response to an increase in the Company's cost structure resulting from a conversion to a new bankcard merchant processor. The increase in 1994 over 1993 was the result of an increase in merchant transaction volume and the activity related to the Acquired Banks.

  Trading and investment banking income increased 12.5% during 1995 to $11.2 million compared to $9.9 million in 1994 and $13.6 million in 1993. Transaction volumes increased during 1995 as a result of increased demand for municipal and government-backed securities. The Company's correspondent bank customers experienced an increase in liquidity during 1995 which resulted in higher transaction volumes. The decrease in income during 1994 as compared to 1993 was consistent with the industry norm as demand for mortgage-backed securities decreased significantly and a lack of liquidity by correspondent banks decreased overall volume.

  Other income increased to $6.8 million in 1995 from $5.3 million in 1994 and $4.6 million in 1993. Included in other income for 1995 is an approximate $2.5 million gain on the sale of the Company's minority ownership in an unconsolidated subsidiary. The increase in other income in 1994 over 1993 was primarily the result of the Acquired Banks. Net security gains in 1995 were $1.4 million, compared to $3.6 million in 1994 and $1.6 million in 1993. During 1995, the Company generally matched gains with losses when repositioning portions of the available for sale portfolio. Over 80% of the net security gains in 1994 and 1993 was the result of repositioning the investment portfolio.

NONINTEREST EXPENSE

  Noninterest expense increased by less than 2.0% in 1995 to $260.5 million, from $255.9 million in 1994 and $230.4 million in 1993. The most significant items affecting 1995 results were tighter control of staffing costs, a reduction in premiums for deposit insurance and an increase in bankcard processing expense. The majority of the increase in noninterest expense in 1994 over 1993 was the result of the Acquired Banks.

  Personnel cost is the largest component of noninterest expense as it represents approximately 47% of total operating costs. Salary and employee benefit expense totaled $122.6 million in 1995, compared to $121.3 million in 1994 and $107.2 million in 1993. The minimal increase in staffing costs during 1995 was the result of a reduction in staffing levels which, prior to the December 1995 acquisition of a bank in Oklahoma, were 3,785 at year-end 1995 compared to 4,006 at year-end 1994. This reduction was partially offset by merit salary increases and increased costs associated with the Company's profit sharing and pension plans. The Company intends to continue reviewing its staffing levels and further reductions, net of expansion, will be considered. A primary factor in these considerations will be ensuring that changes do not adversely affect the level of customer service offered by the Company.

  Premiums paid for deposit insurance and regulatory fees totaled $7.6 million in 1995, $12.2 million in 1994 and $11.0 million in 1993. The decrease in 1995 expense was the result of a mid-year reduction in the assessment rate for deposit insurance. This assessment rate was further reduced for 1996, which should benefit the Company in future years. Deposit insurance expense was also affected by a reduction in average deposits which totaled $4.6 billion in 1995 and $5.0 billion in 1994.

  Bankcard processing costs increased 27.1% in 1995 to $32.8 million from $25.8 million in 1994 and $20.8 million in 1993. The 1995 change is a result of higher merchant transaction volumes and an increase in costs resulting from a conversion to a new bankcard processor. Prior to 1995 the Company's bankcard processing was performed by a joint venture between the Company, as a minority owner, and two other banking companies. Based on the requests of the majority owners, the operations of this joint venture were sold to the Company's current processor during 1995. The costs associated with converting to the new processing system were greater than expected as were the new ongoing processing costs. Much effort has gone toward better control of the new processing system in order to increase its efficiency. The Company will continue to review its options related to merchant bankcard processing costs and the profitability of the business line.

  Occupancy costs increased by 5.7% in 1995 to $16.0 million from $15.1 million in 1994 and $14.8 million in 1993. The 1995 increase was the result of costs related to new facilities opened during the year and the outsourcing of certain functions previously performed in-house. The Company's 1995 expansion also impacted equipment costs which increased 7.5% to $22.3 million in 1995 from $20.7 million in 1994 and $20.3 million in 1993. The Company also has higher equipment costs from increased investments in new technology including information and data processing equipment and software.

  Supplies and services expense was $19.2 million in both 1995 and 1994, compared to $17.4 million in 1993. The increase in 1994 over 1993 was primarily the result of the Acquired Banks. Marketing and business development expense was $13.1 million in 1995, compared to $12.5 million in 1994 and $11.4 million in 1993.

During 1995 the Company continued its practice of identifying selected products or services for special promotional campaigns. Other expenses totaled $20.0 million in 1995, compared to $22.0 million in 1994 and $22.2 million in 1993. The decrease in other expenses during 1995 was the result of a reduction in legal and professional services and overall efforts to reduce operating costs.

INCOME TAXES

  Income tax expense totaled $25.4 million in 1995, compared to $22.6 million in 1994 and $20.1 million in 1993. The effective tax rates were 32.78%, 32.08% and 32.87% for 1995, 1994 and 1993, respectively. The primary reason for the difference between the Company's effective tax rate and the statutory rate is the effect of nontaxable interest income, partially offset by nondeductible goodwill amortization.

FINANCIAL CONDITION

LOANS

  As of December 31, 1995, total loans were $2.5 billion, compared to $2.3 billion and $2.2 billion at December 31, 1994 and 1993, respectively. These loan totals represent an 8.1% increase for 1995 and a 5.1% increase in 1994. Average loans were $2.3 billion, $2.1 billion and $1.8 billion for 1995, 1994 and 1993, respectively. The increase in loans for 1995 was prudently diversified between business and consumer loans. The increase in consumer installment loans during 1995 was primarily the result of a targeted loan campaign offered by all of the Company's subsidiary banks. Traditionally, the largest portion of the Company's consumer installment loan portfolio has been indirect automobile loans purchased from automobile dealers. During 1995 the Company aggressively marketed a direct automobile loan program for the dual purpose of making high quality loans and establishing a direct relationship with the borrower. Other retail products were then sold to these new loan customers. There were no changes or compromises to the Company's underwriting standards for purposes of the direct automobile campaign.

  As noted in Table 5, business-related loans have consistently been the largest segment of the loan portfolio. The Company's subsidiary banks are structured as business banks that target small- to medium-size commercial and manufacturing companies within the trade territory of the bank. The Company's targeted customer base is often a second or third generation, family-owned company that utilizes several credit and noncredit products of the Company. Recent expansion plans for the Company have included loan production offices in cities in which the Company previously had no office or branch. The primary goal of the loan production offices is to market business-related loans and other commercial products to potential customers who may feel displaced or unsatisfied by their current lender. The Company will continue its efforts to increase market share by opportunities brought on by the ongoing consolidation in the banking industry and the competition's increased emphasis on retail business versus commercial.

  Commercial real estate loans, which comprise 12.3% of total loans, generally are traditional business loans made for working capital or expansion purposes that are primarily secured by real estate. These loans generally do not exceed a maximum loan-to-value of 80% and often have other collateral or guarantees as security. Many of these properties are owned-occupied, allowing the Company to regularly monitor the condition and market of the real estate. Real estate construction loans made up less than 1% of total loans at year-end 1995.

TABLE 5: ANALYSIS OF LOANS BY TYPE

                                               DECEMBER 31
                          ----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
AMOUNT                                        (IN THOUSANDS)
------
Commercial..............  $1,138,680  $1,066,621  $1,035,159  $  777,205  $  652,583
Agricultural............      60,128      69,206      68,148      28,880      35,035
Leases..................       2,057       2,157       1,627       1,930       2,595
Real estate -- commer-
 cial...................     300,493     281,011     280,060     140,278     126,326
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................  $1,501,358  $1,418,995  $1,384,994  $  948,293  $  816,539
                          ----------  ----------  ----------  ----------  ----------
Bankcard................  $  201,048  $  188,374  $  180,345  $  145,241  $  148,361
Other consumer install-
 ment...................     583,433     500,298     411,037     282,726     279,500
Real estate -- residen-
 tial...................     167,077     163,554     186,097     110,061     109,547
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................  $  951,558  $  852,226  $  777,479  $  538,028  $  537,408
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........  $2,452,916  $2,271,221  $2,162,473  $1,486,321  $1,353,947
Unearned interest.......        (390)     (1,604)     (2,712)     (3,273)     (4,803)
Allowance for loan loss-
 es.....................     (32,685)    (32,527)    (35,590)    (24,456)    (26,241)
                          ----------  ----------  ----------  ----------  ----------
  Net loans.............  $2,419,841  $2,237,090  $2,124,171  $1,458,592  $1,322,903
                          ==========  ==========  ==========  ==========  ==========
AS A % OF TOTAL LOANS
---------------------
Commercial..............        46.4%       47.0%       47.9%       52.3%       48.2%
Agricultural............         2.4         3.0         3.2         2.0         2.6
Leases..................         0.1         0.1         0.1         0.1         0.2
Real estate -- commer-
 cial...................        12.3        12.4        12.9         9.4         9.3
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................        61.2%       62.5%       64.1%       63.8%       60.3%
                          ----------  ----------  ----------  ----------  ----------
Bankcard................         8.2%        8.3%        8.3%        9.8%       11.0%
Other consumer install-
 ment...................        23.8        22.0        19.0        19.0        20.6
Real estate -- residen-
 tial...................         6.8         7.2         8.6         7.4         8.1
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................        38.8%       37.5%       35.9%       36.2%       39.7%
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========

LOAN QUALITY

  The quality of the loan portfolio has always been an underlying strength of the Company. A measure of the effectiveness of credit risk management is the percentage of the loan portfolio that is classified as nonperforming. Nonperforming loans include nonaccrual loans and restructured loans. The Company's nonperforming loans totaled $3.6 million at December 31, 1995, representing only 0.1% of the loan portfolio, compared to $5.3 million and 0.2% one year earlier. The Company's nonperforming loans have not exceeded 0.5% of total loans in any of the last five years.

  Nonperforming assets include foreclosed real estate along with the nonaccrual and restructured loans. The Company's nonperforming asset ratio (nonperforming assets divided by loans plus foreclosed real estate) was 0.2% at December 31, 1995, and 0.5% at December 31, 1994. At December 31, 1995, the Company had foreclosed real estate of only $0.6 million compared to $5.4 million at December 31, 1994.

  At December 31, 1995, loans over 90 days past due totaled $5.3 million, or 0.2% of total loans, compared to 0.2% of total loans at year-end 1994. Approximately 25% of the year-end 1995 past due amounts were bankcard loans.

  Key factors of the Company's loan quality program are a sound credit policy combined with periodic and independent credit reviews. All affiliate banks operate under written loan policies. Credit decisions continue to be based on the borrower's cash flow position and the value of underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans by using a ranking system. In addition, the Company has an internal loan review staff that operates independently of the affiliate banks. This review team performs periodic examinations of each bank's loans for credit quality, documentation and loan administration.

  Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise 12.3% of total loans, with a history of no significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

  A loan is generally placed on nonaccrual status when payments are past due 90 days or more and when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year-end 1995, $227,000 of interest due was not recorded as earned, compared to $215,000 for the prior year.

  Certain loans are restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the respective borrowers. Management estimates that approximately $25,000 of additional interest would have been earned in 1995 if the terms of these loans were similar to other comparable loans. In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $217,000 of interest due as earned for 1995. The comparative figure for 1994 was $54,000.

TABLE 6: LOAN QUALITY

                                                   DECEMBER 31
                                      -----------------------------------------
                                       1995    1994     1993     1992     1991
                                      ------  -------  -------  -------  ------
                                                 (IN THOUSANDS)
Nonaccrual loans....................  $2,664  $ 3,131  $ 4,639  $ 1,887  $4,744
Restructured loans..................     985    2,149    2,553    1,205     932
                                      ------  -------  -------  -------  ------
  Total nonperforming loans.........  $3,649  $ 5,280  $ 7,192  $ 3,092  $5,676
Other real estate owned.............     626    5,388    7,187    6,932   2,325
                                      ------  -------  -------  -------  ------
  Total nonperforming assets........  $4,275  $10,668  $14,379  $10,024  $8,001
                                      ======  =======  =======  =======  ======
Nonperforming loans as a % of loans.    0.15%    0.23%    0.33%    0.21%   0.42%
Allowance as a multiple of
 nonperforming loans................    8.96x    6.16x    4.95x    7.91x   4.62x
Nonperforming assets as a % of loans
 plus other real estate owned.......    0.17%    0.47%    0.66%    0.67%   0.59%
Loans past due 90 days or more......  $5,270  $ 4,779  $ 6,359  $ 4,507  $5,500
As a % of loans.....................    0.21%    0.21%    0.29%    0.30%   0.41%

SECURITIES

  In December 1995, the Company adopted Financial Accounting Standards Board's "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The implementation guide allows for, among other things, the one-time reclassification of securities from the held to maturity portfolio to the available for sale portfolio, without affecting the classification or accounting treatment for the remainder of the investment portfolio.

  As a result, the Company reclassified the mortgage-backed securities that had previously been included in the held to maturity portfolio to available for sale. The securities included in this reclassification had a book value of $86.2 million and a market value of $85.2 million. At December 31, 1995, only securities of state and political subdivisions were classified as held to maturity.

  At December 31, 1995, the Company had total securities of $2.6 billion, compared to $2.7 billion at year-end 1994. Average securities for 1995 were $2.4 billion, compared to $2.8 billion for 1994. The decrease in securities for the year was the result of loan growth and a reduction in deposit totals, primarily those related to the mutual fund processing business. During 1995 securities represented 47.9% of total average earning assets, compared to 52.8% during 1994.

  At December 31, 1995, 88% of the Company's securities were classified as available for sale, compared to 86% at year-end 1994. At December 31, 1995, U.S. Treasury obligations represented 72.2% of the available for sale portfolio. U.S. Agency obligations represented an additional 21.3% of this classification. At December 31, 1995, securities available for sale had a net unrealized gain of $5.8 million compared to a net unrealized loss of $57.0 million at year-end 1994. These differences between cost and fair value were reflected, on an after-tax basis, in the Company's shareholders' equity as a gain of $3.6 million at December 31, 1995, and a loss of $35.2 million at year-end 1994. This change is primarily a factor of higher interest rates and average life of the security portfolio which allows for the regular reinvestment of maturities at current interest rates.

  The average yield on a tax-equivalent basis for the entire security portfolio was 5.52% during 1995 compared to 4.94% in 1994 and 4.88% in 1993. The increase in yield during 1995 was the result of higher interest rates which allowed the Company to reinvest maturities into higher yielding securities. The average life of the security portfolio was 18 months at December 31, 1995, and 17 months at year-end 1994. Included in Tables 7 and 8 is an analysis of the cost, fair value and average yield of the Company's securities available for sale and securities held to maturity.

TABLE 7: SECURITIES AVAILABLE FOR SALE

                                                    AMORTIZED     FAIR
                                                       COST      VALUE    YIELD
                                                    ---------- ---------- -----
                                                          (IN THOUSANDS)
DECEMBER 31, 1995
U.S. Treasury...................................... $1,679,881 $1,686,316 5.53%
U.S. Agencies......................................    498,310    498,067 5.77
Mortgage-backed....................................    147,194    145,781 5.33
Federal Reserve Bank Stock.........................      3,656      3,656
Equity.............................................      1,713      2,741
Other..............................................         13         13
                                                    ---------- ----------
  Total............................................ $2,330,767 $2,336,574
                                                    ========== ==========
DECEMBER 31, 1994
U.S. Treasury...................................... $2,197,912 $2,142,417 4.99%
U.S. Agencies......................................     69,774     69,294 5.77
Mortgage-backed....................................     57,969     55,477 5.68
Federal Reserve Bank Stock.........................      3,656      3,656
Equity.............................................      2,764      4,248
Other..............................................        121        121
                                                    ---------- ----------
  Total............................................ $2,332,196 $2,275,213
                                                    ========== ==========

TABLE 8: INVESTMENT SECURITIES

                                                                      YIELD/
                                                 AMORTIZED   FAIR     AVERAGE
                                                   COST     VALUE    MATURITY
                                                 --------- -------- -----------
                                                         (IN THOUSANDS)
DECEMBER 31, 1995
Due in 1 year or less........................... $ 95,686  $ 95,586        7.65%
Due after 1 year through 5 years................  168,755   169,800        6.96
Due after 5 years through 10 years..............   46,917    47,360        7.25
Due after 10 years..............................      399       427        8.79
                                                 --------  --------
  Total......................................... $311,757  $313,173 2 yr. 9 mo.
                                                 ========  ========
DECEMBER 31, 1994
Due in 1 year or less........................... $ 99,081  $ 98,564        6.23%
Due after 1 year through 5 years................  243,800   235,357        7.35
Due after 5 years through 10 years..............   41,485    39,270        7.17
Due after 10 years..............................      468       453        9.01
                                                 --------  --------
  Total......................................... $384,834  $373,644 2 yr. 5 mo.
                                                 ========  ========
DECEMBER 31, 1993
Due in 1 year or less........................... $114,942  $114,274        5.80%
Due after 1 year through 5 years................  134,922   138,462        7.51
Due after 5 years through 10 years..............   28,544    29,050        7.00
Due after 10 years..............................      536       560        8.98
                                                 --------  --------
  Total......................................... $278,944  $282,346 2 yr. 1 mo.
                                                 ========  ========

OTHER EARNING ASSETS

  Federal funds transactions essentially are overnight loans between financial institutions which allow for either the daily investment of excess funds or borrowing another institution's funds in order to meet short-term liquidity needs. The net sold position at year-end 1995 was $6.9 million, compared to $149.6 million for year-end 1994. During 1995 and 1994, the Company was a net purchaser of federal funds, and this funding source averaged $55.1 million in 1995, compared to $60.1 million during 1994.

  The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Due to the agency arrangement, these transactions do not appear on the balance sheet and averaged $744.9 million in 1995 and $568.6 million in 1994.

  The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 1995 were $60.1 million, compared to $56.5 million in 1994, and were recorded at market value.

TABLE 9: MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                            DECEMBER 31
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Maturing within 3 months............................ $208,828 $ 95,514 $160,893
After 3 months but within 6.........................   54,454   39,756   29,482
After 6 months but within 12........................   28,534   27,124   30,099
After 12 months.....................................   32,222   29,085   30,282
                                                     -------- -------- --------
  Total............................................. $324,038 $191,479 $250,756
                                                     ======== ======== ========

DEPOSITS AND BORROWED FUNDS

  Interest-bearing liabilities totaled $3.9 billion at December 31, 1995, compared to $4.4 billion at year-end 1994 and 1993. Average interest-bearing liabilities were $3.9 billion, $4.3 billion and $3.9 billion during 1995, 1994 and 1993, respectively.

  Year-end and average interest-bearing deposits for 1995 were $3.2 billion compared to year-end and average totals for 1994 of $3.6 billion. Interest-bearing deposits at year-end 1993 were $3.7 billion and averaged $3.3 billion for the year. The most significant cause of the decrease during 1995 was a reduction in deposits related to a large mutual fund processing customer. As noted previously, the Company's largest processing customer was sold to a bank, which resulted in the processing business and related balances leaving the Company. The balances associated with this business varied between $200 and $300 million. Historically, the interest rate paid on these balances was significantly higher than the Company's average cost of funds. Deposit totals have also been affected by the flow of funds from the banking system into mutual funds, including the Company's Scout Funds, which increased by approximately $200 million during 1995. The primary reason for the increase in average interest-bearing deposits in 1994 over 1993 was the inclusion of the Acquired Banks.

  Noninterest-bearing demand deposits were $1.6 billion at December 31, 1995 and 1994, compared to $1.5 billion at year-end 1993. Average noninterest-bearing liabilities for 1995, 1994 and 1993 were $1.3 billion, $1.4 billion and $1.3 billion, respectively. On average, noninterest-bearing deposits comprised 29.2% of total deposits for 1995, compared to 28.8% during 1994.

  Repurchase agreements averaged $485.9 million in 1995, compared to $498.4 million in 1994. Repurchase agreements are transactions involving investment funds that are exchanged for securities under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Investment Banking Division buys and sells repurchase agreements as a principal for nonaffiliated banks. These agreements are reflected on the balance sheet as both an asset ("resell agreement") and a corresponding liability ("repurchase agreement"), since such funds are purchased and then sold to approved dealer banks and primary dealers. The amount of repurchase agreements handled in this manner averaged $115.0 million in 1995, compared to $232.0 million in 1994. At December 31, 1995, these totals were $33.9 million, compared to $244.7 million one year earlier.

  At year-end 1995, the Company had repurchase agreements of $639.1 million for its own funding needs, compared to $416.5 million at December 31, 1994.

  The Company's other short-term borrowings consist primarily of U.S. Treasury demand notes. These demand notes represent treasury tax deposits remitted to the Federal Reserve Bank other than daily. The rate paid on these funds is 0.25% below the weekly average federal funds rate.

  The Company's long-term borrowings consist of three senior note issues and some installment notes. The Company's ratio of long-term debt to total capital, a measure of debt capacity, was 6.54% at December 31, 1995, which compares very favorably with its peer group. The Company borrowed $25.0 million in 1993 under a medium-term note program to fund the cash portions of the Kansas bank acquisitions. Of the total, $10.0 million of notes were issued with a seven-year maturity at 6.81% and $15.0 million of notes were issued with a 10-year maturity at 7.30%.

TABLE 10: ANALYSIS OF AVERAGE DEPOSITS

AMOUNT                       1995        1994        1993        1992        1991
------                    ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Noninterest-bearing de-
 mand...................  $1,336,804  $1,445,376  $1,273,672  $  938,322  $  731,088
Interest-bearing demand
 and savings............   2,059,661   2,365,024   2,092,048   1,559,004   1,274,520
Time deposits under
 $100,000...............     963,878   1,003,784     957,677     904,970     930,236
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...  $4,360,343  $4,814,184  $4,323,397  $3,402,296  $2,935,844
Time deposits of
 $100,000 or more.......     221,006     207,217     236,154     193,348     253,380
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........  $4,581,349  $5,021,401  $4,559,551  $3,595,644  $3,189,224
                          ==========  ==========  ==========  ==========  ==========
AS A % OF TOTAL DEPOSITS
------------------------
Noninterest-bearing de-
 mand...................        29.2%       28.8%       27.9%       26.1%       22.9%
Interest-bearing demand
 and savings............        45.0        47.1        45.9        43.3        40.0
Time deposits under             21.0        20.0        21.0        25.2        29.2
 $100,000...............       -----       -----       -----       -----       -----
  Total core deposits...        95.2%       95.9%       94.8%       94.6%       92.1%
Time deposits of                 4.8         4.1         5.2         5.4         7.9
 $100,000 or more.......       -----       -----       -----       -----       -----
  Total deposits........       100.0%      100.0%      100.0%      100.0%      100.0%
                               =====       =====       =====       =====       =====

TABLE 11: SHORT-TERM DEBT

                                         1995           1994           1993
                                     -------------  -------------  -------------
                                      AMOUNT  RATE   AMOUNT  RATE   AMOUNT  RATE
                                     -------- ----  -------- ----  -------- ----
                                                  (IN THOUSANDS)
AT YEAR-END
-----------
Federal funds purchased............. $ 48,400 5.75% $139,800 4.80% $ 26,210 3.03%
Repurchase agreements...............  672,940 3.76   661,203 2.77   598,872 2.91
Other...............................      501 5.02       872 3.71     1,453 2.76
                                     --------       --------       --------
  Total............................. $721,841 4.53% $801,875 3.13% $626,535 2.91%
                                     ========       ========       ========
AVERAGE FOR THE YEAR
--------------------
Federal funds purchased............. $127,949 5.77% $166,084 4.04% $ 65,184 2.99%
Repurchase agreements...............  485,913 5.21   498,415 3.68   515,945 2.75
Other...............................    1,121 4.31       994 3.26     1,416 2.08
                                     --------       --------       --------
  Total............................. $614,983 5.32% $665,493 3.77% $582,545 2.78%
                                     ========       ========       ========
MAXIMUM MONTH-END BALANCE
-------------------------
Federal funds purchased............. $196,000       $222,000       $134,000
Repurchase agreements...............  727,393        699,216        598,872
Other...............................    2,104          1,975          2,367
                                     --------       --------       --------
  Total............................. $925,497       $923,191       $735,239
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

  At December 31, 1995, shareholders' equity was $576.0 million, compared to $557.3 million one year earlier. Contributing to this increase was a net unrealized gain on securities available for sale of $3.6 million, compared to a net unrealized loss on these securities of $35.2 million at year-end 1994. In addition, shareholders' equity at December 31, 1995 includes an adjustment to give effect to the January 2, 1996 purchase of 1,068,533 shares of the Company's common stock by the Company and its Employee Stock Ownership Plan. See Common Stock Repurchase Commitment on page A-18 for further details. Also impacting total shareholders' equity for 1995 was the repurchase of 312,517 shares of Company stock for treasury purposes. This compares to repurchases of 396,984 shares in 1994. During the year, management had the opportunity to repurchase shares of the Company's stock at a price which, in management's opinion, would enhance overall shareholder value. Depending on availability, price and cash flow requirements, management will continue to consider treasury stock purchases from time to time.

  In April, 1994, in order to reduce regulatory expenses, shareholders approved a reduction in the par value of the Company's common stock from $12.50 per share to $1.00 per share.

  Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in riskless government securities, the Tier 1 capital ratio of 15.17% and Total capital ratio of 16.16% substantially exceed the regulatory minimums.

DIVIDENDS

  The Company's dividend payout ratio was 29.0% in 1995, compared to 30.5% in 1994 and 31.0% in 1993. On January 2, 1996, the Company distributed a 10% stock dividend to shareholders. All per share data has been restated to give effect to this stock dividend for all periods presented.

TABLE 12: RISK-BASED CAPITAL

  The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 1995, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

                                         RISK-WEIGHTED CATEGORY
                          -----------------------------------------------------
RISK-WEIGHTED ASSETS          0%         20%       50%       100%      TOTAL
--------------------      ---------- ---------- --------  ---------- ----------
                                             (IN THOUSANDS)
Loans:
 Residential mortgage...  $       -- $      900 $171,880  $       -- $  172,780
 All other..............          --     59,017       --   2,220,729  2,279,746
                          ---------- ---------- --------  ---------- ----------
   Total loans..........  $       -- $   59,917 $171,880  $2,220,729 $2,452,526
Securities available for
 sale:
 U.S. Treasury..........  $1,679,881 $       -- $     --  $       -- $1,679,881
 U.S. agencies and mort-
  gage-backed...........       2,631    642,873       --          --    645,504
 Equity securities and
  other.................       3,656        369       --       1,357      5,382
                          ---------- ---------- --------  ---------- ----------
   Total securities
    available for sale..  $1,686,168 $  643,242 $     --  $    1,357 $2,330,767
Investment securities...          --    303,885    7,872          --    311,757
Trading securities......      32,799     53,194       --          18     86,011
Federal funds and resell
 agreements.............          --     89,165       --          --     89,165
Cash and due from banks.     213,139    483,268       --          --    696,407
All other assets........          --         --       --     266,834    266,834
                          ---------- ---------- --------  ---------- ----------
   Category totals......  $1,932,106 $1,632,671 $179,752  $2,488,938 $6,233,467
                          ---------- ---------- --------  ---------- ----------
Risk-weighted totals....  $       -- $  326,534 $ 89,876  $2,488,938 $2,905,348
Off-balance-sheet items
 (risk-weighted)........          --      1,543       57     374,124    375,724
                          ---------- ---------- --------  ---------- ----------
   Total risk-weighted
    assets..............  $       -- $  328,077 $ 89,933  $2,863,062 $3,281,072
                          ========== ========== ========  ========== ==========
CAPITAL                                          TIER 1     TIER 2     TOTAL
-------                                         --------  ---------- ----------
Shareholders' equity..........................  $572,347  $       -- $  572,347
Minority interest in subsidiaries.............        10          --         10
Less premium on purchased banks...............   (74,739)         --    (74,739)
Allowance for loan losses.....................        --      32,685     32,685
                                                --------  ---------- ----------
  Total capital...............................  $497,618  $   32,685 $  530,303
                                                ========  ========== ==========
CAPITAL RATIOS
--------------
Tier 1 capital to risk-weighted assets........                            15.17%
Total capital to risk-weighted assets.........                            16.16
Leverage ratio (Tier 1 to total assets less
 premium on purchased banks)..................                             8.02

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

  Interest rate sensitivity is measured by "gaps," which is the difference between interest earning assets and interest-bearing liabilities which reprice or mature within a specific time interval. A positive gap indicates that interest earning assets exceed interest-bearing liabilities within a given interval. A positive gap position results in increased net interest income when rates increase and the opposite when rates decline.

  Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 15 is a static gap analysis which presents the Company's assets and liabilities based on their repricing or maturity characteristics. This analysis shows that for the 180-day interval beginning January 1, 1996, the Company is in a positive gap position because assets maturing or repricing during this time exceed liabilities. This compares to a negative cumulative gap at this interval one year earlier. At the one-year period the Company has a positive cumulative gap as the ratio of earning assets to paying liabilities is 1.20%, compared to 1.12% at December 31, 1994.

  In management's opinion the static gap report tends to overstate the interest rate risk of the Company due to certain factors which are not measured on a static or snapshot analysis. A static gap analysis assumes that all liabilities reprice based on their contractual term. However, the effect of rate increases on core retail deposits, approximately 95.2% of total deposits, tends to lag the change in market rates. This lag generally lessens the negative impact of rising interest rates when the Company has more liabilities repricing than assets. In addition, a static analysis ignores the impact of changes in the mix and volume of interest-bearing assets and liabilities. During 1995, the Company's loans increased as a percentage of total earning assets and noninterest-bearing demand deposit accounts represented a larger component of total funding sources.

  The Company will continue to manage its interest rate risk using static gap analysis along with other tools which help measure the impact of various interest rate scenarios. The Company does not use off-balance-sheet hedges or swaps to manage this risk.

TABLE 13: RATE SENSITIVITY AND MATURITY OF LOANS

  The following table presents the rate sensitivity of certain loans maturing after 1996, compared with the total loan portfolio as of December 31, 1995. Of the $1,396,342,000 of loans due after 1996, $825,036,000 are to individuals for the purchase of residential dwellings and other consumer goods. The remaining $571,306,000 is for all other purposes and reflects maturities of $492,527,000 in 1997 through 2000 and $78,779,000 after 2000.

                                                               DECEMBER 31, 1995
                                                               -----------------
                                                                (IN THOUSANDS)
Loans due in 1996:
 Residential homes and consumer goods.........................    $  126,522
 All other....................................................       930,052
                                                                  ----------
    Total.....................................................    $1,056,574
Loans due after 1996:
 Variable interest rate.......................................    $  572,345
 Fixed interest rate..........................................       823,997
                                                                  ----------
    Total.....................................................    $1,396,342
Unearned interest and allowance for loan losses...............       (33,075)
                                                                  ----------
   Net loans..................................................    $2,419,841
                                                                  ==========

TABLE 14: INTEREST RATE SENSITIVITY ANALYSIS

                           1-90
   DECEMBER 31, 1995       DAYS    91-180 DAYS 181-365 DAYS  TOTAL    OVER 365 DAYS  TOTAL
   -----------------     --------  ----------- ------------ --------  ------------- --------
                                                   (IN MILLIONS)
Earning assets
Loans................... $1,375.4    $200.2       $237.3    $1,812.9    $  639.6    $2,452.5
Securities*.............    719.8     197.0        441.7     1,358.5     1,289.8     2,648.3
Federal funds sold and
 resell agreements......     89.2        --           --        89.2          --        89.2
Other...................     85.9        --           --        85.9         0.1        86.0
                         --------    ------       ------    --------    --------    --------
  Total earning assets.. $2,270.3    $397.2       $679.0    $3,346.5    $1,929.5    $5,276.0
                         --------    ------       ------    --------    --------    --------
  % of total earning as-
   sets.................     43.0%      7.5%        12.9%       63.4%       36.6%      100.0%
                         --------    ------       ------    --------    --------    --------
Funding sources
Interest-bearing demand
 and savings............ $1,072.0    $   --       $   --    $1,072.0    $  805.0    $1,877.0
Time deposits...........    470.0     264.1        249.1       983.2       318.5     1,301.7
Federal funds purchased
 and repurchase agree-
 ments..................    721.3        --           --       721.3          --       721.3
Borrowed funds..........      0.7       4.5           --         5.2        36.0        41.2
Noninterest-bearing
 sources................       --        --           --          --     1,334.8     1,334.8
                         --------    ------       ------    --------    --------    --------
  Total funding sources. $2,264.0    $268.6       $249.1    $2,781.7    $2,494.3    $5,276.0
                         --------    ------       ------    --------    --------    --------
  % of total earning as-
   sets.................     42.9%      5.1%         4.7%       52.7%       47.3%      100.0%
                         --------    ------       ------    --------    --------    --------
Interest sensitivity
 gap.................... $    6.3    $128.6       $429.9    $  564.8    $ (564.8)
Cumulative gap..........      6.3     134.9        564.8       564.8          --
As a % of total earning
 assets.................      0.1%      2.6%        10.7%       10.7%         --%
Ratio of earning assets
 to funding sources.....     1.00      1.48         2.73        1.20        0.77
Cumulative ratio --
 1995...................     1.00      1.05         1.20        1.20        1.00
       -- 1994..........     0.89      0.95         1.12        1.12        1.00
       -- 1993..........     0.78      0.85         1.02        1.02        1.00

--------
* Includes securities available for sale based on scheduled maturity dates.

LIQUIDITY

  Liquidity represents the Company's ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The primary source of liquidity for the Company is regularly scheduled maturities of assets along with $2.3 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits.

  The parent company's cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be in the future. On January 2, 1996, the Company acquired 688,533 shares of its common stock at a price of $43.50 per share. The purchase was funded with existing working capital. Also on January 2, 1996, the Company's Employee Stock Ownership Plan acquired 380,000 shares of the Company's common stock. This purchase was funded by a seven-year, fixed rate loan, which is guaranteed by the Company. The Company also has agreed to acquire an additional 256,300 shares in both March and June of 1996 at a price of $43.50 per share. The Company intends to fund these purchases with working capital.

TABLE 15: SUMMARY OF OPERATING RESULTS BY QUARTER (UNAUDITED)

                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                              MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                              -------- ------- -------- -------
                                               (IN THOUSANDS EXCEPT PER SHARE
                                                            DATA)
1995
Interest income.............................. $88,574  $88,862 $88,560  $91,059
Interest expense.............................  40,426   39,208  38,689   39,464
                                              -------  ------- -------  -------
  Net interest income........................ $48,148  $49,654 $49,871  $51,595
Provision for loan losses....................     926      925   1,181    2,058
Noninterest income...........................  35,696   36,195  34,544   37,543
Noninterest expense..........................  63,724   67,090  64,765   64,954
Income tax provision.........................   6,339    5,739   6,189    7,180
                                              -------  ------- -------  -------
  Net income................................. $12,855  $12,095 $12,280  $14,946
                                              =======  ======= =======  =======
1994
Interest income.............................. $76,119  $80,089 $82,306  $84,746
Interest expense.............................  30,886   33,036  35,197   36,945
                                              -------  ------- -------  -------
  Net interest income........................ $45,233  $47,053 $47,109  $47,801
Provision for loan losses....................     382      516     861      881
Noninterest income...........................  35,742   35,088  35,100   35,815
Noninterest expense..........................  61,509   64,410  64,450   65,533
Income tax provision.........................   5,737    6,107   5,647    5,094
                                              -------  ------- -------  -------
  Net income................................. $13,347  $11,108 $11,251  $12,108
                                              =======  ======= =======  =======
                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                              MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                              -------- ------- -------- -------
PER SHARE 1995
Net income................................... $  0.62  $  0.58 $  0.59  $  0.73
Dividend.....................................    0.18     0.18    0.18     0.18
Book value...................................   28.01    29.05   29.59    29.53
Market price:
 High........................................   28.64    33.41   38.64    45.25
 Low.........................................   27.27    27.27   32.50    33.00
 Close.......................................   27.27    33.18   38.64    35.25
PER SHARE 1994
Net income................................... $  0.63  $  0.53 $  0.54  $  0.59
Dividend.....................................    0.16     0.16    0.18     0.18
Book value...................................   27.05    26.80   26.95    26.66
Market price:
 High........................................   31.41    31.36   30.91    30.23
 Low.........................................   28.93    29.14   29.55    26.82
 Close.......................................   29.75    30.68   29.55    28.41

--------
Per share information restated for the 10% stock dividend paid January 2, 1996.

                           UMB FINANCIAL CORPORATION

               FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

                                     1995                         1994
                          ---------------------------- ----------------------------
                                               (IN MILLIONS)
                                                (UNAUDITED)
                                     INTEREST   RATE              INTEREST   RATE
                          AVERAGE    INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/
                          BALANCE   EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1)
                          --------  ---------- ------- --------  ---------- -------
ASSETS
Loans, net of unearned
 interest (FTE) (2).....  $2,346.3    $218.9    9.33%  $2,148.6    $173.1    8.06%
Securities:
 Taxable................  $2,076.1    $110.6    5.32   $2,555.2    $122.0    4.77
 Tax-exempt (FTE).......     306.1      20.9    6.83      289.1      18.5    6.41
                          --------    ------    ----   --------    ------    ----
  Total securities......  $2,382.2    $131.5    5.52   $2,844.3    $140.5    4.94
Federal funds sold and
 resell agreements......     187.9      11.0    5.86      338.0      13.6    4.03
Other earning assets
 (FTE)..................      60.2       3.7    6.19       56.5       3.2    5.65
                          --------    ------    ----   --------    ------    ----
  Total earning assets
   (FTE)................  $4,976.6    $365.1    7.34   $5,387.4    $330.4    6.13
Allowance for loan
 losses.................     (32.1)                       (34.2)
Cash and due from banks.     616.9                        675.3
Other assets............     337.8                        344.1
                          --------                     --------
  Total assets..........  $5,899.2                     $6,372.6
                          ========                     ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing demand
 and savings deposits...  $2,059.7    $ 61.3    2.98%  $2,365.0    $ 58.6    2.48%
Time deposits under
 $100,000...............     963.8      49.0    5.08    1,003.8      40.8    4.06
Time deposits of
 $100,000 or more.......     221.0      11.3    5.12      207.2       7.6    3.62
                          --------    ------    ----   --------    ------    ----
  Total interest-bearing
   deposits.............  $3,244.5    $121.6    3.75   $3,576.0    $107.0    2.99
Short-term borrowings...       1.1        --    4.31        1.0        --    3.26
Long-term debt..........      44.5       3.5    7.79       50.4       4.0    7.97
Federal funds purchased
 and repurchase
 agreements.............     613.9      32.7    5.32      664.5      25.1    3.77
                          --------    ------    ----   --------    ------    ----
  Total interest-bearing
   liabilities..........  $3,904.0    $157.8    4.04   $4,291.9    $136.1    3.17
Noninterest-bearing
 demand deposits........   1,336.8                      1,445.4
Other liabilities.......      61.0                         62.9
                          --------                     --------
  Total.................  $5,301.8                     $5,800.2
                          --------                     --------
Total shareholders'
 equity.................  $  597.4                        572.4
                          --------                     --------
  Total liabilities and
   shareholders' equity.  $5,899.2                     $6,372.6
                          ========                     ========
                                      ------                       ------
Net interest income
 (FTE)..................              $207.3                       $194.3
                                      ======                       ======
Net interest spread.....                        3.30%                        2.96%
Net interest margin.....                        4.17                         3.61

--------
(1) Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 34% for 1991 through 1992 and 35% for 1993 through 1995. The tax-equivalent interest income and yields give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2) Loan fees and income from loans on nonaccrual status are included in loan income.

            1993                          1992                        1991              AVERAGE
 --------------------------------------------------------- ---------------------------- BALANCE
                                                                                         FIVE-
                                                                                          YEAR
             INTEREST   RATE             INTEREST   RATE              INTEREST   RATE   COMPOUND
 AVERAGE     INCOME/   EARNED/ AVERAGE   INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/  GROWTH
 BALANCE    EXPENSE(1) PAID(1) BALANCE  EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1)   RATE
 --------   ---------- ------- -------- ---------- ------- --------  ---------- ------- --------
 $1,786.5     $144.0    8.06%  $1,337.3   $120.8    9.03%  $1,356.1    $145.8    10.75%   11.70%
 $2,468.8     $116.0    4.70   $1,868.6   $102.5    5.48   $1,530.9    $114.8     7.50     8.22
    260.5       17.0    6.53      240.5     17.8    7.41      285.8      24.3     8.49     6.28
 --------     ------    ----   --------   ------    ----   --------    ------    -----   ------
 $2,729.3     $133.0    4.88   $2,109.1   $120.3    5.70   $1,816.7    $139.1     7.66     7.96
    320.4        9.9    3.09      405.3     14.7    3.63      314.7      17.6     5.58   (13.15)
     58.1        3.1    5.24       70.5      4.5    6.42       73.7       5.2     7.08    11.99
 --------     ------    ----   --------   ------    ----   --------    ------    -----   ------
 $4,894.3     $290.0    5.92   $3,922.2   $260.3    6.63   $3,561.2    $307.7     8.64     7.99
    (31.9)                       (26.1)                       (26.2)                       3.65
    604.4                         494.1                       404.1                        8.99
    300.0                         232.8                       223.5                       11.35
 --------                      --------                    --------                      ------
 $5,766.8                      $4,623.0                    $4,162.6                        8.30%
 ========                      ========                    ========                      ======
 $2,092.1     $ 50.9    2.43%  $1,559.0   $ 51.1    3.28%  $1,274.5    $ 63.6     4.99%   13.25%
    957.7       41.4    4.32      905.0     44.8    4.95      930.2      63.6     6.83     2.51
    236.1        6.8    2.91      193.3      7.1    3.69      253.4      15.0     5.92   (14.58)
 --------     ------    ----   --------   ------    ----   --------    ------    -----   ------
 $3,285.9     $ 99.1    3.02   $2,657.3   $103.0    3.88   $2,458.1    $142.2     5.78     5.84
      1.4         --    2.08       28.3      1.0    3.66       38.6       2.2     5.77   (49.58)
     53.5        4.4    8.23       41.0      3.6    8.65       46.3       4.0     8.67    (2.86)
    581.1       16.2    2.78      511.1     16.2    3.17      460.8      23.3     5.06    15.58
 --------     ------    ----   --------   ------    ----   --------    ------    -----   ------
 $3,921.9     $119.7    3.05   $3,237.7   $123.8    3.82   $3,003.8    $171.7     5.72     6.67
  1,273.7                         938.3                       731.1                       12.32
     68.6                          61.0                        72.1                         .83
 --------                      --------                    --------                      ------
 $5,264.2                      $4,237.0                    $3,807.0                        7.85
 --------                      --------                    --------                      ------
 $  502.6                      $  386.0                    $  355.6                       12.71
 --------                      --------                    --------                      ------
 $5,766.8                      $4,623.0                    $4,162.6                        8.30%
 ========                      ========                    ========                      ======
              ------                      ------                       ------
              $170.3                      $136.5                       $136.0
              ======                      ======                       ======
                        2.87%                       2.81%                         2.92%
                        3.48                        3.48                          3.82

                           UMB FINANCIAL CORPORATION

                   SELECTED FINANCIAL DATA OF AFFILIATE BANKS

                                             DECEMBER 31, 1995
                          --------------------------------------------------------
                                                 LOANS
                          NUMBER OF   TOTAL      NET OF     TOTAL    SHAREHOLDERS'
                          LOCATIONS   ASSETS    UNEARNED   DEPOSITS     EQUITY
                          --------- ---------- ---------- ---------- -------------
                                               (IN THOUSANDS)
WESTERN MISSOURI
UMB Bank, n.a. (Kansas
 City)..................      30    $2,931,553 $1,126,574 $2,350,211   $241,443
UMB Bank, Cass County
 (Peculiar).............       1        29,442      9,197     25,723      2,394
UMB Bank, Northwest (St.
 Joseph)................       9       173,259     36,553    147,493     12,967
EASTERN MISSOURI AND IL-
 LINOIS
UMB Bank of St. Louis,
 n.a....................      19    $  777,441 $  339,612 $  580,230   $ 63,205
UMB Bank, Northeast
 (Monroe City)..........       2        62,556     24,258     48,124      5,049
UMB First State Bank of
 Morrisonville
 (Illinois).............       1        10,423      1,387      9,339        980
SOUTHWESTERN MISSOURI
UMB Bank, Southwest
 (Springfield)..........       9    $  355,346 $  137,944 $  241,852   $ 22,517
UMB Bank, Warsaw........       3        65,836     20,158     49,339      8,295
CENTRAL MISSOURI
UMB Bank, Boonville.....       2    $   42,202 $   14,908 $   32,594   $  3,887
UMB Bank, Jefferson
 City...................       1        71,677     30,035     59,267      3,850
UMB Bank, North Central
 (Brookfield)...........       4        83,220     21,626     58,917      6,262
UMB Bank, Warrensburg...       4       103,036     24,032     90,063      7,803
COLORADO
UMB Bank Colorado.......       8    $  214,687 $  110,833 $  188,099   $ 19,348
KANSAS
UMB Bank Kansas.........      17    $  791,072 $  250,222 $  537,972   $101,060
UMB National Bank of
 America................      13       432,191    160,492    359,276     56,827
OKLAHOMA
UMB Oklahoma Bank.......       3    $  139,053 $   50,112 $  111,678   $ 16,125
BANKING-RELATED SUBSIDI-
 ARIES
UMB Properties, Inc.....
UMB Community
 Development
 Corporation............
United Missouri Banc
 Leasing Corporation....
United Missouri Bank,
 U.S.A..................
Scout Brokerage Servic-
 es, Inc................
United Missouri Capital
 Corporation............
United Missouri Insur-
 ance Company...........
UMB Mortgage Company....
United Missouri Trust
 Company of New York....
UMB Consulting Services,
 Inc....................
UMB Data Corporation....