Form 10-Q
period 1996-03-31
UMB FINANCIAL CORP
filed 1996-05-15
CIK 101382

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

(MARK ONE)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended                                 March 31, 1996

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

                  Yes    X      No

At March 31, 1996, UMB Financial Corporation had 19,108,656 shares of common stock outstanding. This is the only class of stock of the Company.

                 UMB FINANCIAL CORPORATION
                         FORM 10-Q
                           INDEX



PART I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheets
        as of March 31, 1996 and 1995 and December 31, 1995                   3

        Consolidated Statements of Income for the Three Months
        Ended March 31, 1996 and 1995                                         4

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1996 and 1995                                         5

        Consolidated Statements of Shareholders' Equity for the Three Months
        Ended March 31, 1996 and 1995                                         6

        Notes to Consolidated Financial Statements                          7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                9
            Analysis of Changes in Net Interest Income and Margin            10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

              Signatures                                                     15

                                              UMB FINANCIAL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)

                                                                        March 31,   December 31,
ASSETS                                                          1996        1995        1995
Loans:
    Commercial, financial and agricultural                   $1,195,010  $1,178,549  $1,198,808
    Consumer (net of unearned interest)                         780,938     684,278     784,091
    Real estate                                                 441,218     436,806     467,570
    Leases                                                        2,003       1,958       2,057
    Allowance for loan losses                                   (35,403)    (32,285)    (32,685)
                                                                -------     -------     -------
        Net Loans                                            $2,383,766  $2,269,306  $2,419,841
Securities available for sale:
    U.S. Treasury and agencies                               $2,261,721  $2,063,685  $2,330,164
    Equity securities and other                                   6,410       8,015       6,410
                                                                -------     -------     -------
        Total securities available for sale                  $2,268,131  $2,071,700  $2,336,574
Securities held to maturity:
    State and political subdivisions                           $316,986    $307,221    $311,757
    U.S. Agencies                                                     0      86,158           0
                                                                -------     -------     -------
        Total securities held to maturity (market value
        of $317,074, $386,973 & $313,173, respectively)        $316,986    $393,379    $311,757
Federal funds and resell agreements                              37,463     216,123      89,165
Trading securities and other earning assets                     126,240      54,410      86,011
                                                                -------     -------     -------
            Total earning assets                             $5,132,586  $5,004,918  $5,243,348
Cash and due from banks                                         639,816     574,062     696,407
Bank premises and equipment, net                                149,465     133,992     147,576
Accrued income                                                   82,283      73,329      79,149
Premium on and intangibles of purchased banks                    72,967      76,314      74,739
Other Assets                                                     45,156      65,914      40,109
                                                                -------     -------     -------
             Total assets                                    $6,122,273  $5,928,529  $6,281,328
                                                                =======     =======     =======
LIABILITIES
Deposits:
    Noninterest-bearing demand                               $1,469,009  $1,410,912  $1,634,960
    Interest-bearing demand and savings                       2,024,771   2,205,499   1,877,019
    Time deposits under $100,000                                965,901     942,949     977,666
    Time deposits of $100,000 or more                           283,054     173,963     324,038
                                                                -------     -------     -------
        Total deposits                                       $4,742,735  $4,733,323  $4,813,683
Federal funds and repurchase agreements                         686,367     480,809     721,340
Short-term debt                                                   1,044         459         501
Long-term debt                                                   57,427      46,249      40,736
Accrued expenses and taxes                                       51,981      43,435      63,135
Other liabilities                                                18,997      40,042      19,493
                                                                -------     -------     -------
            Total liabilities                                $5,558,551  $5,344,317  $5,658,888

Common stock repurchase commitment                                   $0          $0     $46,481


SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 23,000,000
    shares; 22,547,521 issued                                   $22,548     $20,678     $22,548
Capital surplus                                                 522,919     442,594     522,892
Retained earnings                                               151,066     191,222     136,943
Net unrealized gain (loss) on securities available for sale      (6,338)    (16,138)      3,612
Unearned ESOP shares                                            (16,799)          0           0
Treasury stock, 3,050,857, 1,715,685 and
    1,972,239 shares, at cost, respectively                    (109,674)    (54,144)    (63,555)
Common stock repurchase commitment, 1,068,533
    shares at December 31, 1995                                       0           0     (46,481)
                                                                -------     -------     -------
        Total shareholders' equity                             $563,722    $584,212    $575,959
                                                                -------     -------     -------
            Total liabilities and shareholders' equity       $6,122,273  $5,928,529  $6,281,328
                                                                =======     =======     =======

See Notes to Consolidated Financial Statements.

                                                UMB FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                               (unaudited in thousands)

                                                                                            Three Months

INTEREST INCOME                                                                         1996        1995
Loans                                                                                   $55,433     $50,398
    Securities:
    Taxable interest                                                                    $31,228     $29,036
    Tax-exempt interest                                                                   3,575       3,488
                                                                                        -------     -------
        Total securities income                                                         $34,803     $32,524
Federal funds and resell agreements                                                       2,224       4,680
Trading securities and other                                                                959         972
                                                                                        -------     -------
            Total interest income                                                       $93,419     $88,574
                                                                                        -------     -------
INTEREST EXPENSE
Deposits                                                                                $31,966     $31,652
Federal funds and repurchase
    agreements                                                                            8,655       7,845
Short-term debt                                                                              11          12
Long-term debt                                                                            1,054         917
                                                                                        -------     -------
        Total interest expense                                                          $41,686     $40,426
                                                                                        -------     -------
Net interest income                                                                      51,733      48,148
Provision for loan losses                                                                 4,827         926
                                                                                        -------     -------
            Net interest income after provision                                         $46,906     $47,222
                                                                                        -------     -------
NONINTEREST INCOME
Trust income                                                                            $10,217      $8,411
Securities processing                                                                     2,282       2,610
Trading and investment banking                                                            3,564       2,751
Service charges on deposits                                                               8,467       8,254
Other service charges and fees                                                            3,291       2,803
Bankcard fees                                                                             1,338       1,644
Net investment security gains                                                                 1         417
Other                                                                                    10,826       3,725
                                                                                        -------     -------
        Total noninterest income                                                        $39,986     $30,615
                                                                                        -------     -------
NONINTEREST EXPENSE
Salaries and employee benefits                                                          $31,825     $31,041
Occupancy, net                                                                            4,395       3,803
Equipment                                                                                 5,427       5,189
Supplies and services                                                                     4,895       4,597
Bankcard processing                                                                       1,677         656
Marketing and business development                                                        3,306       3,179
FDIC and regulatory fees                                                                    329       3,027
Other                                                                                     7,363       7,151
                                                                                        -------     -------
        Total noninterest expense                                                       $59,217     $58,643
                                                                                        -------     -------
Income before income taxes                                                               27,675      19,194
Income tax provision                                                                      9,679       6,339
                                                                                        -------     -------
            NET INCOME                                                                  $17,996     $12,855
                                                                                        =======     =======
PER SHARE DATA
Net income                                                                                $0.93       $0.62
Dividends                                                                                 $0.20       $0.18

Weighted average shares outstanding                                                  19,416,847  20,861,390

See Notes to Consolidated Financial Statements.

                                                 UMB FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (unaudited in thousands)

                                                             Three Months Ended
                                                                        March 31,
                                                                1996        1995
Operating Activities
Net Income                                                      $17,996     $12,855
Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
        Provision for loan losses                                 4,827         926
        Depreciation and amortizaton                              5,837       5,499
        Deferred income taxes and investment tax credits         (2,614)     (1,702)
        Net increase in trading securities                      (40,229)    (23,428)
        Gains on sales of securities available for sale              (2)       (424)
        Losses on sales of securities available for sale              1           7
        Amortization of securities premium,
            net of discount accretion                             6,471      10,317
        Earned ESOP shares                                          535           -
        (Increase) decrease in interest receivable               (3,134)      7,890
        Decrease in interest payable                             (1,522)        (53)
        Other, net                                               (6,577)     23,272
                                                                -------     -------
            Net cash provided by (used in) operating activity  ($18,411)    $35,159
                                                                -------     -------
Investing Activities
Proceeds from maturities of investment securities               $24,719     $19,387
Proceeds from sales of securities available for sale                552         448
Proceeds from maturities of securities available for sale       770,170     383,416
Purchases of investment securities                              (30,512)    (28,636)
Purchases of securities available for sale                     (724,232)   (158,685)
Net (increase) decrease in loans                                 31,248     (33,142)
Net decrease in federal funds and resell agreements              51,702     317,976
Purchases of bank premises and equipment                         (6,041)     (7,511)
Proceeds from sales of bank premises and equipment                 $200         $58
                                                                -------     -------
            Net cash provided by investing activities          $117,806    $493,311
                                                                -------     -------
Financing Activities
Net decrease in demand and savings deposits                    ($18,199)  ($375,216)
Net (increase) decrease in time deposits                        (52,749)    (24,295)
Net decrease in federal funds and repurchase agreements         (34,973)   (320,194)
Net increase (decrease) in short term borrowings                    543        (413)
Repayment of long term debt                                        (590)        (81)
Cash dividends                                                   (3,873)     (3,792)
Proceeds from exercise of stock options                              58          28
Purchases of treasury stock                                     (46,203)     (1,258)
                                                                -------     -------
           Net cash used in financing activities              ($155,986)  ($725,221)
                                                                -------     -------
Decrease in cash and due from banks                            ($56,591)  ($196,751)
Cash and due from banks at beginning of year                    696,407     770,813
                                                                -------     -------
Cash and due from banks at end of period                       $639,816    $574,062
                                                                =======     =======

See Notes to Consolidated Financial Statements.

                                     UMB FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (in thousands)

                                                                                                    Net
                                                                                                 Unrealized
                                                    Common     Capital     Retained    Holding     Treasury    Unearned  Repurchase
                                                    Stock      Surplus     Earnings  Gain (Loss)    Stock        ESOP    Commitment
                                                     -------     -------     -------     -------     -------     ------- -------
Balance - December 31, 1994                          $20,678    $442,606    $182,159    ($35,211)   ($52,926)          0       0
Net income                                                 0           0      12,855           0           0           0       0
Cash Dividends                                             0           0      (3,792)          0           0           0       0
Purchase of treasury stock                                 0           0           0           0      (1,258)          0       0
Exercise of stock options                                  0         (12)          0           0          40           0       0
Net unrealized gain on securities available for sale       0           0           0      19,073           0           0       0
                                                     -------     -------     -------     -------     -------     ------- -------
Balance - March 31, 1995                             $20,678    $442,594    $191,222    ($16,138)   ($54,144)         $0      $0
                                                     =======     =======     =======     =======     =======     ======= =======


Balance - December 31, 1995                          $22,548    $522,892    $136,943      $3,612    ($63,555)         $0$(46,481)
Net income                                                 0           0      17,996           0           0           0       0
Cash dividends                                             0           0      (3,873)          0           0           0       0
Guaranteed ESOP obligation                                 0           0           0           0           0     (17,281) 16,530
Earned ESOP shares                                         0          53           0           0           0         482       0
Purchase of treasury stock                                 0           0           0           0     (46,203)          0  29,951
Exercise of stock options                                  0         (26)          0           0          84           0       0
Net unrealized loss on securities available for sale       0           0           0      (9,950)          0           0       0
                                                      ------     -------     -------     -------     -------     ------- -------
Balance - March 31, 1996                             $22,548    $522,919    $151,066     ($6,338)  ($109,674)   ($16,799)     $0
                                                     =======     =======     =======     =======     =======     ======= =======

See Notes to Consolidated Financial Statements.

                                           UMB FINANCIAL CORPORATION
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    THREE MONTHS ENDED MARCH 31, 1996

1.  Financial Statement Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations have been made. The financial statements should be read in conjunction with the Management's
Discussion and Analysis of Financial Condition and results of Operations and with reference to the 1995 Annual Report to Shareholders.

2.  Earnings Per Share:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. All share and per share data has been adjusted to reflect a 10% stock dividend paid on January 2, 1996.

3.  Acquisitions:

On December 13, 1995, the Company acquired First Sooner Bancshares, the one-bank holding company of The Oklahoma Bank (now UMB Oklahoma Bank), for $12.7 million. The acquisition of this $139 million bank was recorded as a purchase, with $3.3 million recorded as premium on purchased bank. This acquisition is not deemed to be material in relation to the consolidated results of the Company.

4.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the three months endedMarch 31, 1996 and 1995 (in thousands):


                                                           1996        1995
Balance January 1                                         $32,685     $32,527
Additions:
      Provision for loan losses                             4,827         926
                                                          -------     -------
                                                           37,512      33,453
Deductions:                                               -------     -------
      Charge-offs                                          (2,612)     (1,653)
      Less recoveries on loans
        previously charged-off                                503         485
                                                          -------     -------
        Net charge-offs                                    (2,109)     (1,168)
                                                          -------     -------
Balance, March 31                                         $35,403     $32,285
                                                          =======     =======

                                           UMB FINANCIAL CORPORATION
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    THREE MONTHS ENDED MARCH 31, 1996

4.  Allowance for Loan Losses: (Continued)

At March 31, 1996 the amount of loans that are considered to be impaired under SFAS No. 114 was $5,663,000. All of these loans are currently on a nonaccrual basis. Included in the impaired loans is $4,889,000 of loans for which the related allowance for loan losses is $1,269,000. The remaining $774,000 of impaired loans do not have an allowance for loan loss as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended March 31, 1996 was approximately $3,366,000.


5.  Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of the suits will have a materially adverse effect on the financialposition or results of operations of the Company.

6.  Other Events:

During the first quarter of 1996, the Company recorded a gain of $9.8 million on the sale of its merchant bankcard portfolio. Merchant bankcard processing income and related processing expenses previously were reported seperately in the Company's consolidated statements of income. Merchant processing income has been reclassified against processing expense in order to allow a more meaningful comparison of current and prior period results.

On April 17, the Board of Directors authorized the repurchase of one million shares of the Company's common stock. The authorization allows for the purchase of approximately 5 percent of the Company's common stock during the next 12 months.

                                                    UMB FINANCIAL CORPORATION
                                            AVERAGE BALANCES/YIELDS AND RATES
                                        (tax-equivalent basis) (in thousands)

                                                                                         1996          1995
                                                                          Average     Average     Average     Average
Assets                                                                    Balance    Yield/Rate   Balance    Yield/Rate
Loans, net of unearned interest                                          $2,404,446        9.31  $2,300,477        8.93
Securities:
  Taxable                                                                 2,276,365        5.52   2,265,748        5.20
  Tax-exempt                                                                310,536        6.90     304,602        6.60
                                                                            -------     -------     -------     -------
    Total securities                                                      2,586,901        5.68   2,570,350        5.36
Federal funds and resell agreements                                         168,493        5.31     325,549        5.83
Other earning assets                                                         69,971        5.78      64,091        6.39
                                                                            -------     -------     -------     -------
    Total earning assets                                                  5,229,811        7.34   5,260,467        6.96
Allowance for loan losses                                                   (32,724)                (32,545)
Other assets                                                                972,100                 970,503
                                                                            -------                 -------
Total assets                                                             $6,169,187              $6,198,425
                                                                            =======                 =======

Liabilities and Shareholders' Equity
Interest-bearing deposits                                                $3,369,812        3.82  $3,525,470        3.64
Federal funds and repurchase agreements                                     699,824        4.97     607,371        5.24
Borrowed funds                                                               58,578        7.31      47,350        7.96
                                                                            -------     -------     -------     -------
    Total interest-bearing liabilities                                    4,128,214        4.06   4,180,191        3.92
Noninterest-bearing demand deposits                                       1,390,673               1,381,474
Other liabilities                                                            69,449                  63,173
Shareholders' equity                                                        580,851                 573,587
                                                                            -------                 -------
    Total liabilities and shareholders' equity                           $6,169,187              $6,198,425
                                                                            =======                 =======

Net interest spread                                                                        3.28                    3.04
Net interest margin                                                                        4.14                    3.85

                                           UMB FINANCIAL CORPORATION
                        ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                                     (tax-equivalent basis) (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                                                                Three Months Ended
                                                                                                         March 31, 1996 vs. 1995
                                                                                                   Volume       Rate       Total
Change in interest earned on:                                                                       -------     -------     -------
    Loans                                                                                            $2,577      $2,442      $5,019
    Securities:
        Taxable                                                                                         155       2,037       2,192
        Tax-exempt                                                                                      111         259         370
    Federal funds sold                                                                               (2,072)       (384)     (2,456)
    Other                                                                                                93         (97)         (4)
                                                                                                    -------     -------     -------
            Interest income                                                                            $864      $4,257      $5,121
                                                                                                    -------     -------     -------
Change in interest paid on:
    Interest-bearing deposits                                                                       ($1,314)     $1,628        $314
    Federal funds purchased                                                                           1,208        (398)        810
    Borrowed funds                                                                                      215         (79)        136
                                                                                                    -------     -------     -------
            Interest expense                                                                            109       1,151       1,260
                                                                                                    -------     -------     -------
Net interest income                                                                                    $755      $3,106      $3,861
                                                                                                    =======     =======     =======

ANALYSIS OF NET INTEREST MARGIN
                                                                                                     Three Months Ended
                                                                                                         March 31, 1996
                                                                                                    1996        1995       Change
                                                                                                    -------     -------     -------
Average earning assets                                                                           $5,229,811  $5,260,467    ($30,656)
Interest-bearing liabilities                                                                      4,128,214   4,180,191     (51,977)
                                                                                                    -------     -------     -------
Interest free funds                                                                              $1,101,597  $1,080,276     $21,321
                                                                                                    =======     =======     =======


Free funds ratio                                                                                      21.06       20.54        0.52
    (free funds to earning assets)

Tax-equivalent yield on earning assets                                                                 7.34        6.96        0.38
Cost of interest-bearing liabilities                                                                   4.06        3.92        0.14
                                                                                                    -------     -------     -------
Net interest spread                                                                                    3.28        3.04        0.24
Benefit of interest free funds                                                                         0.86        0.81        0.05
                                                                                                    -------     -------     -------
Net interest margin                                                                                    4.14        3.85        0.29
                                                                                                    =======     =======     =======

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

Summary
UMB Financial Corporation (the Company) recorded net income of $17,996,000 for the three months ended March 31, 1996, compared to $12,855,000 for the same period last year, an increase of 39.99%. On a per share basis, income for the first quarter of 1996 was $0.93, compared to $0.62 for the same period in 1995, an increase of 50.00%. Return on assets was 1.17% and return on equity was 12.46% for the three months ended March 31, 1996.

The Company's improved performance has been primarily driven by an increase in non interest income. This increase includes a gain on the sale of the servicing rights to its merchant bankcard portfolio. Net interest income increased as a result of higher interest rates, an increase in lending activity and a change in balance sheet mix. The Company increased its provision for loan losses during the first quarter of 1996 as a result of a general increase in leading activity and increased losses associated with bankcard loans. Non interest expense increased slightly when comparing the first quarter of 1996 to the same period of 1995.

Results of Operations
For the three months ended March 31, 1996, the Company earned net interest income of $51,733,000 compared to $48,148,000 for the first quarter of 1995, an increase of 7.45%. This increase was the result of an improvement in the Company's net interest spread from 3.04% for the first quarter of 1995 to 3.28% for the first quarter of 1996. This increase has resulted from higher interest rates and change in the mix of the Company's assets. These changes also resulted in an increase in the Company's net interest margin which was 4.14% for the first quarter of 1996 compared to 3.85% for the first three months of 1995. During this period average earning assets have decreased slightly while average loans have increased by 4.5%. The Company's loan growth has been the result of continued emphasis on middle market commercial lending and targeted campaigns for consumer loans.

The provision for loan losses was $4,827,000 and $926,000 for the three months ended March 31, 1996, and 1995, respectively. The increase in provision was the result of increased net loan charge-offs primarily related to bankcard loans. Net loan charge-offs in the first quarter of 1996 were $2,109,000, compared to $1,168,000 for the same period last year. The increase in loan loss provision was also warranted due to an increase in non performing loans. This increase was primarily related to the bankruptcy of one commercial loan customer.

Non interest income totaled $39,986,000 for the first quarter of 1996 compared to $30,615,000 for the same period of 1995. The largest component of this change was a $9.8 million gain on the sale of the servicing rights of the merchant bankcard portfolio, in the first quarter of 1996. Included in other income for the first quarter of 1995 was a gain of approximately $2.6 million from the sale of the Company's minority ownership position in an ATM switching station. Also, effecting non interest income at March 31, 1996 as compared to March 31, 1995, were increases in trust income and fees related to securities sales. These increases in fee income resulted primarily from changes in transaction volumes. These increases were partially offset by a decrease in securities processing income resulting from the loss of a large mutual fund processing customer in 1995.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

Non interest expense was $59,217,000 for the first three months of 1996 compared to $58,643,000 for the same period of 1995 an increase of 0.98%. Excluding the effect of the acquisition of UMB Oklahoma Bank in December 1995, non interest expense decreased approximately 1%. In comparing the first quarter of 1996 to the same period of 1995, the Company incurred marginal increases in occupancy cost and bankcard processing fees which were offset by a reduction in premiums for deposit insurance. Occupancy cost increases were the result of new facilities, loan production offices and the outsourcing of building maintenance previously performed by in-house personnel. The Company has and will continue to aggressively take measures to control all overhead related items.

Financial Condition
Total assets were $6.122 billion at March 31, 1996, compared to $5.929 billion at March 31, 1995. The increase in assets during the twelve month period ended March 31, 1996, was primarily the result of the acquisition of UMB Oklahoma Bank. Loans, net of unearned interest increased to $2.419 billion as of March 31, 1996, from $2.302 billion at March 31, 1995. Besides the increases due to the acquisition, loans increased due to a targeted loan campaign for consumer installment loans. Investment securities were $2.585 billion at March 31, 1996, compared to $2.465 billion at March 31, 1995. Increases in securities and loans were funded by a decrease in federal fund and resell transactions. Total deposits of $4.743 billion at March 31, 1996 were basically unchanged from $4.733 billion at March 31, 1995. Increases in deposits due to the UMB Oklahoma Bank acquisition were offset by a loss of deposits associated with the loss of a mutual fund processing customer in 1995.

Non accrual and restructured loans totaled $8,878,000, 0.37% of loans, and loans past due 90 days or more were $6,624,000, 0.27% of loans, at March 31, 1996. The Company's loan quality remains strong by industry standards. The total of nonperforming loans and loans past due 90 days or more were less than 1.0% of total loans. At March 31, 1996, the Company's allowance for loan losses was $35,403,000 or 1.46% of outstanding loans, compared to 1.40% one year earlier. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

Liquidity and Capital Resources
The Company's liquidity position continues to be strong. At March 31, 1996, the Company's loan to deposit ratio was 49.5% compared to 48.6% at March 31, 1995. At March 31, 1996, the average life of the securities portfolio was 23 months and 34% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $564 million at March 31, 1996 compared to $584 million at March 31, 1995 and $576 million at year end 1995.
During the twelve months ended March 31, 1996, the Company increased its treasury stock holdings by $56 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative uses of funds. At March 31, 1996, the net unrealized loss on securities available for sale was $6.3 million, compared to an unrealized loss of $16.1 million at March 31, 1995, and an unrealized gain of $9.8 million at December 31, 1995. In December 1995, the Company and its Employee Stock Ownership Plan (ESOP) entered into a commitment to purchase 1,581,133 shares of common stock of the Company. During the first quarter of 1996, the Company acquired 944,833 of such shares for treasury stock using existing working capital. Also, in the first quarter the ESOP purchased 380,000 shares by means of a seven-year loan guaranteed by the Company. During the second quarter of 1996, the Company intends to purchase the remaining 256,300 shares of this commitment.

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                                        Three Months Ended
                                                             March 31,
                                                          1996        1995
RATIOS
Return on average assets                                     1.17%       0.84%
Return on average equity                                    12.46        9.09
Average equity to assets                                     9.42        9.25
Tier 1 risk-based capital ratio                             16.47       17.46
Total risk-based capital ratio                              17.65       18.57
Leverage ratio                                               8.22        8.95

PER SHARE DATA
Earnings                                                    $0.93       $0.62
Cash dividends                                               0.20        0.18
Dividend payout                                             21.51%      29.03%
Book value                                                 $29.50      $28.01

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
FOR THE THREE MONTHS ENDED MARCH 31, 1996


PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibit is filed herewith:

          27-Article 9 of Regulation S-X Financial Data Schedule for March 31, 1996 Form 10-Q.

b)  Reports on Form 8-K:

           The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

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


Date:   April 15, 1996