Form 10-Q
period 1996-06-30
UMB FINANCIAL CORP
filed 1996-08-14
CIK 101382

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

(MARK ONE)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended                                     June 30, 1996

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

                  Yes   X      No

At June 30, 1996, UMB Financial Corporation had 18,786,517 shares of common stock outstanding. This is the only class of stock of the Company.

                 UMB FINANCIAL CORPORATION
                         FORM 10-Q
                           INDEX



PART I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheets
        as of June 30, 1996 and 1995 and December 31, 1995                    3

        Consolidated Statements of Income for the Three and Six Months
        Ended June 30, 1996 and 1995                                          4

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1996 and 1995                                          5

        Consolidated Statements of Shareholders' Equity for the Six Months
        Ended June 30, 1996 and 1995                                          6

        Notes to Consolidated Financial Statements                          7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                9
            Analysis of Changes in Net Interest Income and Margin            10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

              Signatures                                                     15

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                   June 30,    December 31,
ASSETS                                                        1996        1995        1995
Loans:
    Commercial, financial and agricultural                   $1,220,691  $1,191,302  $1,198,808
    Consumer (net of unearned interest)                         812,135     710,738     784,091
    Real estate                                                 435,324     446,460     467,570
    Leases                                                        2,114       1,428       2,057
    Allowance for loan losses                                   (34,577)    (31,758)    (32,685)
                                                            ____________________________________
        Net Loans                                             2,435,687   2,318,170   2,419,841
Securities available for sale:
    U.S. Treasury and agencies                                2,129,527   1,833,461   2,330,164
    Equity securities and other                                  $6,517      $6,256      $6,410
                                                            ____________________________________
        Total securities available for sale                   2,136,044   1,839,717   2,336,574
Securities held to maturity:
    State and political subdivisions                           $316,328    $317,452    $311,757
    U.S. Agencies                                                     0      86,234           0
                                                            ____________________________________
        Total securities held to maturity (market value
        of $314,189, $401,823 & $313,173, respectively)         316,328     403,686     311,757
                                                            ____________________________________
Federal funds and resell agreements                             163,013     153,638      89,165
Trading securities and other earning assets                      69,166      42,768      86,011
                                                            ____________________________________
            Total earning assets                             $5,120,238  $4,757,979  $5,243,348
                                                            ____________________________________
Cash and due from banks                                         557,290     572,411     696,407
Bank premises and equipment, net                                150,977     137,629     147,576
Accrued income                                                   76,458      74,328      79,149
Premium on and intangibles of purchased banks                   $71,132     $74,541     $74,739
Other Assets                                                     58,678      51,401      40,109
                                                            ____________________________________
             Total assets                                    $6,034,773  $5,668,289  $6,281,328
                                                             ==========  ==========  ==========
LIABILITIES
Deposits:
    Noninterest-bearing demand                                1,362,690   1,342,765   1,634,960
    Interest-bearing demand and savings                      $2,022,420  $1,890,974  $1,877,019
    Time deposits under $100,000                                955,534     946,161     977,666
    Time deposits of $100,000 or more                           266,809     178,390     324,038
                                                            ____________________________________
        Total deposits                                        4,607,453   4,358,290   4,813,683
Federal funds and repurchase agreements                        $745,271    $605,157    $721,340
Short-term debt                                                   1,673       2,104         501
Long-term debt                                                   56,920      46,172      40,736
Accrued expenses and taxes                                       44,365      36,463      63,135
Other liabilities                                                25,162      18,710      19,493
                                                            ____________________________________
            Total liabilities                                $5,480,844  $5,066,896  $5,658,888
                                                            ____________________________________
Common stock repurchase commitment                                    0           0      46,481


SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; 22,547,521 issued                                   $22,548     $20,678     $22,548
Capital surplus                                                 522,822     442,579     522,892
Retained earnings                                               161,805     199,539     136,943
Net unrealized gain (loss) on securities available for sale     (13,162)     (2,661)      3,612
Unearned ESOP shares                                            (16,253)          0           0
Treasury stock, 3,387,367, 1,858,105 and
    1,972,239 shares, at cost, respectively                    (123,831)    (58,742)    (63,555)
Common stock repurchase commitment, 1,068,533
    shares at December 31, 1995                                       0           0     (46,481)
                                                            ____________________________________
        Total shareholders' equity                              553,929     601,393     575,959
                                                            ____________________________________
            Total liabilities and shareholders' equity       $6,034,773  $5,668,289  $6,281,328
                                                             ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands)

                                                                   Three Months                Six Months

INTEREST INCOME                                                 1996        1995        1996        1995
Loans                                                           $53,632     $54,946    $109,065    $105,344
Securities:
    Taxable interest                                             30,193      27,086     $61,421     $56,121
    Tax-exempt interest                                           3,594       3,604       7,169       7,092
                                                            ________________________________________________
        Total securities income                                  33,787      30,690      68,590      63,213
Federal funds and resell agreements                               3,338       2,329      $5,562      $7,010
Trading securities and other                                      1,066         897       2,025       1,869
                                                            ________________________________________________
            Total interest income                                91,823      88,862     185,242     177,436
                                                            ________________________________________________
INTEREST EXPENSE
Deposits                                                         30,177      30,958      62,143      62,610
Federal funds and repurchase
    agreements                                                    9,921       7,334     $18,576     $15,179
Short-term debt                                                       8           9          19          21
Long-term debt                                                    1,048         907       2,102       1,824
                                                            ________________________________________________
        Total interest expense                                   41,154      39,208      82,840      79,634
                                                            ________________________________________________
Net interest income                                              50,669      49,654     102,402      97,802
Provision for loan losses                                         1,828         925       6,655       1,851
                                                            ________________________________________________
            Net interest income after provision                 $48,841     $48,729     $95,747     $95,951
                                                            ________________________________________________
NONINTEREST INCOME
Trust income                                                     10,579       8,967      20,796      17,378
Securities processing                                             2,524       2,980       4,806       5,590
Trading and investment banking                                    3,412       2,766      $6,976      $5,517
Service charges on deposits                                       8,321       7,729      16,788      15,983
Other service charges and fees                                    3,641       2,801       6,932       5,604
Bankcard fees                                                     1,446       1,749      $2,784      $3,393
Net investment security gains                                       468         866         469       1,283
Other                                                             1,609       1,094      12,435       4,819
                                                            ________________________________________________
        Total noninterest income                                 32,000      28,952      71,986      59,567
                                                            ________________________________________________
NONINTEREST EXPENSE
Salaries and employee benefits                                   32,103      30,980      63,928      62,021
Occupancy, net                                                    4,328       3,824       8,723       7,627
Equipment                                                         5,675       5,259      11,102      10,448
Supplies and services                                             4,658       4,670      $9,553      $9,267
Bankcard processing                                               1,480       1,819       3,157       2,475
Marketing and business development                                3,835       3,378       7,141       6,557
FDIC and regulatory fees                                            330       3,127        $659      $6,154
Other                                                             6,763       6,790      14,126      13,941
                                                            ________________________________________________
        Total noninterest expense                                59,172      59,847     118,389     118,490
                                                            ________________________________________________
Income before income taxes                                       21,669      17,834      49,344      37,028
Income tax provision                                              7,126       5,739      16,805      12,078
                                                            ________________________________________________
            NET INCOME                                          $14,543     $12,095     $32,539     $24,950
                                                               ========    ========    ========    ========
PER SHARE DATA
Net income                                                        $0.76       $0.58       $1.69       $1.20
Dividends                                                         $0.20       $0.18       $0.40       $0.36

Weighted average shares outstanding                          19,023,962  20,800,185   19,220,40  20,830,618

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited in thousands)

                                                                 Six Months Ended
                                                                        June 30,
                                                                1996        1995
                                                            ________________________
Operating Activities
Net Income                                                      $32,539     $24,950
Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
        Provision for loan losses                                 6,655       1,851
        Depreciation and amortizaton                             11,976      11,329
        Deferred income taxes and investment tax credits         (3,811)     (2,518)
        Net (increase) decrease in trading securities            16,845     (11,786)
        Gains on sales of securities available for sale            (469)     (2,794)
        Losses on sales of securities available for sale              1       1,511
        Amortization of securities premium,
            net of discount accretion                            11,404      18,028
        Earned ESOP shares                                        1,065           -
        Decrease in interest receivable                           2,691       6,891
        Decrease in interest payable                             (3,419)       (438)
        Other, net                                              (14,072)      2,349
                                                            ________________________
            Net cash provided by operating activities           $61,405     $49,373
                                                            ________________________

Investing Activities
Proceeds from maturities of investment securities               $54,700     $50,572
Proceeds from sales of securities available for sale             $1,349    $231,136
Proceeds from maturities of securities available for sale     1,162,384     677,943
Purchases of investment securities                              (60,402)    (70,642)
Purchases of securities available for sale                   (1,000,266)   (436,438)
Net increase in loans                                           (22,501)    (82,931)
Net (increase) decrease in federal funds and resell agreemen    (73,848)    380,461
Purchases of bank premises and equipment                        (11,861)    (15,211)
Proceeds from sales of bank premises and equipment                  207          64
                                                            ________________________
            Net cash provided by investing activities           $49,762    $734,954
                                                            ________________________

Financing Activities
Net decrease in demand and savings deposits                    (126,869)   (757,888)
Net decrease in time deposits                                  ($79,361)   ($16,656)
Net increase (decrease) in federal funds and repurchase agre    $23,931   ($195,846)
Net increase in short term borrowings                             1,172       1,232
Repayment of long term debt                                      (1,097)       (158)
Cash dividends                                                   (7,677)     (7,570)
Proceeds from exercise of stock options                             239          64
Purchases of treasury stock                                     (60,622)     (5,907)
                                                            ________________________
           Net cash used in financing activities              ($250,284)  ($982,729)
                                                            ________________________
Decrease in cash and due from banks                            (139,117)   (198,402)
Cash and due from banks at beginning of year                   $696,407    $770,813
                                                            ________________________
Cash and due from banks at end of period                       $557,290    $572,411
                                                               ========    ========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                    Net
                                                                                                 Unrealized               Purchase
                                                             Common     Capital     Retained    Holding     Treasury  Commitment/
                                                             Stock      Surplus     Earnings  Gain (Loss)    Stock    Unearned ESOP
                                                            ________________________________________________________________________
Balance - December 31, 1994                                   $20,678    $442,606    $182,159    $(35,211)   $(52,926)          0
Net income                                                          0           0      24,950           0           0           0
Cash Dividends                                                      0           0      (7,570)          0           0           0
Purchase of treasury stock                                          0           0           0           0      (5,907)          0
Exercise of stock options                                           0         (27)          0           0          91           0
Net unrealized gain on securities available for sale                0           0           0      32,550           0           0
                                                           ______________________________________________________________________
Balance - June 30, 1995                                       $20,678    $442,579    $199,539     ($2,661)   ($58,742)         $0
                                                             ========    ========    ========    ========    ========    ========


Balance - December 31, 1995                                   $22,548    $522,892    $136,943      $3,612    ($63,555)    (46,481)
Net income                                                          0           0      32,539           0           0           0
Cash dividends                                                      0           0     ( 7,677)          0           0           0
Shares purchased by ESOP                                            0           0           0           0           0      16,530
Guaranteed ESOP obligation                                          0           0           0           0           0     (17,281)
Earned ESOP shares                                                  0          37           0           0           0       1,028
Purchase of treasury stock                                          0           0           0           0     (60,622)     29,951
Exercise of stock options                                           0        (107)          0           0         346           0
Net unrealized loss on securities available for sale                0           0           0     (16,774)          0           0
                                                          ________________________________________________________________________
Balance - June 30, 1996                                       $22,548    $522,822    $161,805    ($13,162)  ($123,831)   ($16,253)
                                                             ========    ========    ========    ========    ========    ========
See Notes to Consolidated Financial Statements.

                                           UMB FINANCIAL CORPORATION
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    SIX MONTHS ENDED JUNE 30, 1996

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

3.  Acquisitions:

On December 13, 1995 the Company acquired First Sooner Bancshares, the one-bank holding company of The Oklahoma Bank (now UMB Oklahoma Bank), for $12.7 million. The acquisition of this $139 million bank was recorded as a purchase, with $3.3 million recorded as premium on purchased bank. This acquisition is not deemed to be material in relation to the consolidated results of the Company.

4.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 1996 and 1995 (in thousands):

                                                     Six Months Ended June 30,
                                                          1996        1995
                                                     ________________________
Balance January 1                                        $32,685     $32,527
Additions:
     Provision for loan losses                             6,655       1,851
                                                     ________________________
                                                         $39,340     $34,378
                                                     ________________________
Deductions:
      Charge-offs                                         (5,904)     (3,632)
      Less recoveries on loans
        previously charged-off                             1,141       1,012
                                                     ________________________
        Net charge-offs                                  ($4,763)    ($2,620)
                                                     ________________________
Balance, June 30                                         $34,577     $31,758
                                                        ========    ========

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1996

4.  Allowance for Loan Losses: (Continued)

At June 30, 1996 the amount of loans that are considered to be impaired under SFAS No. 114 was $12,979,000. All of these loans are currently on a nonaccrual basis. Included in the impaired loans is $12,775,000 of loans for which the related allowance for loan losses is $2,284,000. The remaining
$204,000 of impaired loans do not have an allowance for loan loss as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended June 30, 1996 was approximately $6,570,000.


5.  Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of operations of the Company.

6.  Other Events:

During the first quarter of 1996, the Company recorded a gain of $9.8 million on the sale of its merchant bankcard portfolio. Merchant bankcard processing income and related processing expenses previously were reported separately in the Company's consolidated statements of income. Merchant processing income has been reclassified against processing expense in order to allow a more meaningful comparison of current and prior period results.

On April 17, the Board of Directors authorized the purchase of one million shares of the Company's common stock. The authorization allows for the purchase of approximately 5 percent of the Company's common stock during the next 12 months.

UMB FINANCIAL CORPORATION
AVERAGE BALANCES/YIELDS AND RATES
(tax-equivalent basis) (in thousands)

                                                                                         1996          1995
                                                                          Average     Average     Average     Average
Assets                                                                    Balance    Yield/Rate   Balance    Yield/Rate
Loans, net of unearned interest                                          $2,417,560        9.11  $2,339,472        9.13
Securities:
  Taxable                                                                 2,214,524        5.58   2,161,735        5.24
  Tax-exempt                                                                313,771        6.78     307,109        6.81
                                                                        ________________________________________________
    Total securities                                                     $2,528,295        5.73  $2,468,844        5.43
Federal funds and resell agreements                                         212,830        5.26     239,706        5.90
Other earning assets                                                         70,940        6.02      61,903        6.40
                                                                        ________________________________________________
    Total earning assets                                                 $5,229,625        7.28  $5,109,925        7.16
Allowance for loan losses                                                   (33,890)                (32,259)
Other assets                                                                996,482                 992,608
                                                                        ____________            ____________
Total assets                                                             $6,192,217              $6,070,274
                                                                           ========                ========

Liabilities and Shareholders' Equity
Interest-bearing deposits                                                $3,319,346        3.76  $3,410,253        3.70
Federal funds and repurchase agreements                                     776,185        4.81     574,377        5.33
Borrowed funds                                                               58,517        7.29      47,384        7.85
                                                                        ________________________________________________
    Total interest-bearing liabilities                                   $4,154,048        4.01  $4,032,014        3.98
Noninterest-bearing demand deposits                                       1,398,189               1,389,933
Other liabilities                                                            65,337                  63,635
Shareholders' equity                                                        574,643                 584,692
                                                                        ____________            ____________
    Total liabilities and shareholders' equity                           $6,192,217              $6,070,274
                                                                           ========                ========

Net interest spread                                                                        3.27                    3.18
Net interest margin                                                                        4.09                    4.02

UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                                            Three Months Ended                    Six Months Ended
                                                                          June 30, 1996 vs. 1995              June 30, 1996 vs. 1995
                                                               Volume       Rate       Total       Volume       Rate       Total
Change in interest earned on:                               ________________________________________________________________________
    Loans                                                        $1,143     ($2,586)    ($1,443)     $3,814       ($237)     $3,577
    Securities:
        Taxable                                                   1,251       1,856       3,107       1,441       3,859       5,300
        Tax-exempt                                                  119        (280)       (161)        249         (39)        210
    Federal funds sold                                            1,374        (365)      1,009        (735)       (713)     (1,448)
    Other                                                           188         (23)        165         279        (120)        159
                                                            ________________________________________________________________________
            Interest income                                       4,075      (1,398)      2,677       5,048       2,750       7,798

Change in interest paid on:
    Interest-bearing deposits                                     ($273)      ($508)      ($781)    ($1,585)     $1,118       ($467)
    Federal funds purchased                                       3,718      (1,131)      2,587       4,975      (1,578)      3,397
    Borrowed funds                                                  200         (60)        140         415        (139)        276
                                                            ________________________________________________________________________
            Interest expense                                     $3,645     ($1,699)     $1,946      $3,805       ($599)     $3,206
                                                            ________________________________________________________________________
Net interest income                                                $430        $301        $731      $1,243      $3,349      $4,592
                                                               ========    ========    ========    ========    ========    ========

ANALYSIS OF NET INTEREST MARGIN

                                                                            Three Months Ended                   Six Months Ended
                                                                                 June 30, 1996                       June 30, 1996
                                                                1996        1995       Change       1996        1995       Change
                                                            ________________________________________________________________________
Average earning assets                                       $5,229,439  $4,959,382    $270,057  $5,229,625  $5,109,925    $119,700
Interest-bearing liabilities                                  4,179,882   3,883,837     296,045   4,154,048   4,032,014     122,034
                                                            ________________________________________________________________________
Interest free funds                                          $1,049,557  $1,075,545    ($25,988) $1,075,577  $1,077,911     ($2,334)
                                                              =========   =========   =========   =========   =========   =========


Free funds ratio                                                  20.07       21.69       (1.62)      20.57       21.09       (0.52)
    (free funds to earning assets)

Tax-equivalent yield on earning assets                             7.21        7.37       (0.16)       7.28        7.16        0.12
Cost of interest-bearing liabilities                               3.96        4.05       (0.09)       4.01        3.98        0.03
                                                            ________________________________________________________________________
Net interest spread                                                3.25        3.32       (0.07)       3.27        3.18        0.09
Benefit of interest free funds                                     0.79        0.88       (0.09)       0.82        0.84       (0.02)
                                                            ________________________________________________________________________
Net interest margin                                                4.04        4.20       (0.16)       4.09        4.02        0.07
                                                              =========   =========   =========   =========   =========   =========


UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996

Summary
UMB Financial Corporation (the Company) earned net income of $14,543,000 for the three months ended June 30, 1996, compared to $12,095,000 for the same period last year. This represents per share earnings of $0.76 for the second quarter of 1996 compared to $0.58 for the second quarter of 1995, an increase of 31.03%. On a year to date basis, 1996 earnings were $32,539,000, or $1.69 per share, compared to $24,950,000 or $1.20 per share for the prior year. Return on average assets was 1.06% and return on average equity was 11.39% for the six months ended
June 30, 1996.

The Company's improved performance has been primarily driven by increases in non-interest income and a decrease in average common shares outstanding. Net interest income increased on a quarterly and year to date basis as a result of an increase in lending activity and the effect of higher interest rates. The Company increased its provision for loan losses for the quarter and for the year due to increases in non performing loans and increased loan charge-offs.
Non-interest expense decreased slightly during both periods.

Results of Operations
Net interest income totaled $50,669,000 for the second quarter of 1996, a 2.0% increase over 1995 second quarter net interest income of $49,654,000. This change is consistent with the year to date increase in net interest income which totaled $102,402,000 for the first half of 1996 compared to $97,802,000 for the same period of 1995.
The Company's yield on interest earning assets was 7.28% as of June 30, 1996, compared to 7.16% for the first six months of 1995. This increase has resulted from higher interest rates and change in the mix of the Company's assets.

The provision for loan losses for the three months ended June 30, 1996 was $1,828,000 compared to $925,000 for the same period of 1995. The increase in provision was the result of increased net loan charge-offs, primarily related to bankcard loans. Net loan charge-offs for the second quarter of 1996 were $2,654,000 compared to $1,452,000 for the same period last year.
This increase is consistent with the 1996 year to date provision which increased to $6,655,000 from $1,851,000 for the same period in 1995.

Non interest income totaled $32,000,000 for the second quarter of 1996 compared to $28,952,000 for the same period of 1995. The largest components of these changes were increases in trust income and service charges.
These increases in non interest income were partially offset by decreases in income from securities processing and decreases in gains on securities sales.
For the first half of 1996 non interest income increased to $71,986,000 from $59,567,000 a year earlier. Contributing to the six month increase was a $9.8 million gain on the sale of the servicing rights of the merchant bankcard portfolio, during the first quarter of 1996.

Non interest expense was $59,172,000 for the three months ended June 30, 1996, compared to $59,847,000 for the same period of 1995. For the first six months of 1996 non interest expense amounted to $118,389,000 compared to $118,490,000 for the first six months of 1995. In comparing the quarter and year to date results, the Company incurred marginal increases in staffing related costs and occupancy expense which were offset by reductions in premiums for deposit insurance. The Company has and will continue to aggressively take measures to control all overhead related items.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996

Financial Condition
Total assets were $6.035 billion at June 30, 1996, compared to $5.668 billion at June 30, 1995. The increase in assets during the twelve month period ended June 30, 1996, was the result of increases in loans and investment securities, as well as the acquisition of UMB Oklahoma Bank. Loans, net of unearned interest increased to $2.470 billion as of June 30, 1996, from $2.350 billion at June 30, 1995. The Company's loan growth for the period has been slightly lower than expectations due to a very competitive loan market. Investment securities were $2.452 billion at June 30, 1996 compared to $2.243 billion at June 30, 1995. Increases in securities and loans were funded by an increase in deposits.

Non accrual and restructured loans totaled $15,501,000, 0.63% of loans, and loans past due 90 days or more were $5,704,000, 0.23% of loans at June 30, 1996. The increase in nonaccrual loans was primarily the result of three commercial loans. Significant additions in the Company's reserve for loan losses are not anticipated as a result of these loans.
At June 30, 1996, the Company's allowance for loan losses was $34,577,000 or 1.40% of outstanding loans, compared to 1.35% one year earlier.
Other real estate owned totaled $0.4 million at June 30, 1996 compared to $4.5 million a year earlier.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
FOR THE SIX MONTHS ENDED JUNE 30, 1996

Liquidity and Capital Resources
The Company's liquidity position continues to be strong. At June 30, 1996, the Company's average loan to deposit ratio was 51.2% compared to 48.7% at June 30, 1995. At June 30, 1996, the average life of the securities portfolio was 24 months and 32% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $554 million at June 30, 1996 compared to $601 million at June 30, 1995 and $576 million at year end 1995.
During the twelve months ended June 30, 1996, the Company increased its treasury stock holding by $65 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative uses of funds. At June 30, 1996, the net unrealized loss on securities available for sale was $13.2 million, compared to a loss of $2.6 million at June 30, 1995, and a gain of $3.6 million at December 31, 1995.

In December 1995, the Company and its Employee Stock Ownership Plan (ESOP) entered into a commitment to purchase 1,581,133 shares of common stock of the Company. During the first half of 1996, the Company acquired 1,201,133 of such shares for treasury stock using existing working capital. Also, in the first quarter the ESOP purchased 380,000 shares by means of a seven-year loan guaranteed by the Company. This ESOP transaction is reflected on the balance sheet as an increase in long term debt and as equity under the caption, Unearned ESOP.

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                                            Six Months Ended
                                                                    June 30,
                                                                1996        1995
RATIOS
Return on average assets                                      1.06%       0.83%
Return on average equity                                     11.39        8.61
Average equity to assets                                      9.28        9.63
Tier 1 risk-based capital ratio                              16.36       17.08
Total risk-based capital ratio                               17.50       18.13
Leverage ratio                                                8.32        9.47

PER SHARE DATA
Earnings                                                   $  1.69     $  1.20
Cash dividends                                                0.40        0.36
Dividend payout ratio                                        23.67%      30.00%
Book value                                                 $ 29.49     $ 29.05

UMB FINANCIAL CORPORATION
OTHER INFORMATION
FOR THE SIX MONTHS ENDED JUNE 30, 1996


PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibit is filed herewith:

          27-Article 9 of Regulation S-X Financial Data Schedule for
          June 30, 1996 Form 10-Q.

b)  Reports on Form 8-K:

           Form 8-K dated April 29, 1996, regarding UMB Financial Corporation's authorization to purchase one million shares of the Company's common stock.

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


Date:        August 14, 1996









