Form 10-Q/A
period 1996-06-30
UMB FINANCIAL CORP
filed 1996-08-16
CIK 101382

THIS FILING IS TO CORRECT THE AVERAGE SHARES OUTSTANDING APPEARING ON THE STATEMENTS OF INCOME THE SIX MONTH NUMBER SHOULD HAVE READ 19,220,405.

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

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands)

                                                                   Three Months                Six Months

INTEREST INCOME                                                 1996        1995        1996        1995
Loans                                                           $53,632     $54,946    $109,065    $105,344
Securities:
    Taxable interest                                             30,193      27,086     $61,421     $56,121
    Tax-exempt interest                                           3,594       3,604       7,169       7,092
                                                            ________________________________________________
        Total securities income                                  33,787      30,690      68,590      63,213
Federal funds and resell agreements                               3,338       2,329      $5,562      $7,010
Trading securities and other                                      1,066         897       2,025       1,869
                                                            ________________________________________________
            Total interest income                                91,823      88,862     185,242     177,436
                                                            ________________________________________________
INTEREST EXPENSE
Deposits                                                         30,177      30,958      62,143      62,610
Federal funds and repurchase
    agreements                                                    9,921       7,334     $18,576     $15,179
Short-term debt                                                       8           9          19          21
Long-term debt                                                    1,048         907       2,102       1,824
                                                            ________________________________________________
        Total interest expense                                   41,154      39,208      82,840      79,634
                                                            ________________________________________________
Net interest income                                              50,669      49,654     102,402      97,802
Provision for loan losses                                         1,828         925       6,655       1,851
                                                            ________________________________________________
            Net interest income after provision                 $48,841     $48,729     $95,747     $95,951
                                                            ________________________________________________
NONINTEREST INCOME
Trust income                                                     10,579       8,967      20,796      17,378
Securities processing                                             2,524       2,980       4,806       5,590
Trading and investment banking                                    3,412       2,766      $6,976      $5,517
Service charges on deposits                                       8,321       7,729      16,788      15,983
Other service charges and fees                                    3,641       2,801       6,932       5,604
Bankcard fees                                                     1,446       1,749      $2,784      $3,393
Net investment security gains                                       468         866         469       1,283
Other                                                             1,609       1,094      12,435       4,819
                                                            ________________________________________________
        Total noninterest income                                 32,000      28,952      71,986      59,567
                                                            ________________________________________________
NONINTEREST EXPENSE
Salaries and employee benefits                                   32,103      30,980      63,928      62,021
Occupancy, net                                                    4,328       3,824       8,723       7,627
Equipment                                                         5,675       5,259      11,102      10,448
Supplies and services                                             4,658       4,670      $9,553      $9,267
Bankcard processing                                               1,480       1,819       3,157       2,475
Marketing and business development                                3,835       3,378       7,141       6,557
FDIC and regulatory fees                                            330       3,127        $659      $6,154
Other                                                             6,763       6,790      14,126      13,941
                                                            ________________________________________________
        Total noninterest expense                                59,172      59,847     118,389     118,490
                                                            ________________________________________________
Income before income taxes                                       21,669      17,834      49,344      37,028
Income tax provision                                              7,126       5,739      16,805      12,078
                                                            ________________________________________________
            NET INCOME                                          $14,543     $12,095     $32,539     $24,950
                                                               ========    ========    ========    ========
PER SHARE DATA
Net income                                                        $0.76       $0.58       $1.69       $1.20
Dividends                                                         $0.20       $0.18       $0.40       $0.36

Weighted average shares outstanding                          19,023,962  20,800,185  19,220,405  20,830,618

See Notes to Consolidated Financial Statements.