Form 10-Q
period 1996-09-30
UMB FINANCIAL CORP
filed 1996-11-13
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended                         September 30, 1996

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number     0-4887

UMB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Missouri                                          43-0903811
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)


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

Yes    X    No

At September 30, 1996, UMB Financial Corporation had 18,788,532 shares of common stock outstanding. This is the only class of stock of the Company.

UMB FINANCIAL CORPORATION
FORM 10-Q
INDEX

PART I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheets
        as of September 30, 1996 and 1995 and December 31, 1995                3

        Consolidated Statements of Income for the Three and Nine Months
        Ended September 30, 1996 and 1995                                      4

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1996 and 1995                                      5

        Consolidated Statements of Shareholders' Equity for the Nine Months
        Ended September 30, 1996 and 1995                                      6

        Notes to Consolidated Financial Statements                           7-8

        Supplemental Financial Data
             Average Balances/ Yields and Rates                                9
             Analysis of Changes in Net Interest Income and Margin            10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                      September 30, December 31,
ASSETS                                                             1996        1995        1995
Loans:
    Commercial, financial and agricultural                   $1,180,020  $1,206,476  $1,198,808
    Consumer (net of unearned interest)                         892,575     767,708     784,091
    Real estate                                                 416,730     441,326     467,570
    Leases                                                        2,368       1,383       2,057
    Allowance for loan losses                                   (34,436)    (31,823)    (32,685)
                                                             __________  __________  __________
        Net Loans                                            $2,457,257  $2,385,070  $2,419,841
Securities available for sale:
    U.S. Treasury and agencies                               $2,131,717  $1,857,603  $2,330,164
    Equity securities and other                                   6,880       6,267       6,410
                                                             __________  __________  __________
        Total securities available for sale                  $2,138,597  $1,863,870  $2,336,574
Securities held to maturity:
    State and political subdivisions                           $325,628    $301,203    $311,757
    U.S. Agencies                                                            86,189                  -
                                                             __________  __________  __________
        Total securities held to maturity (market value
        of $324,862, $388,280 & $313,173, respectively)        $325,628    $387,392    $311,757
Federal funds and resell agreements                             109,932      82,245      89,165
Trading securities and other earning assets                      79,004      73,185      86,011
                                                             __________  __________  __________
            Total earning assets                             $5,110,418  $4,791,762  $5,243,348
Cash and due from banks                                         638,411     499,466     696,407
Bank premises and equipment, net                                151,242     138,667     147,576
Accrued income                                                   74,698      74,786      79,149
Premium on and intangibles of purchased banks                    69,303      72,767      74,739
Other Assets                                                     52,537      42,422      40,109
                                                             __________  __________  __________
             Total assets                                    $6,096,609  $5,619,870  $6,281,328
                                                              =========   =========   =========
LIABILITIES
Deposits:
    Noninterest-bearing demand                               $1,414,390  $1,229,123  $1,634,960
    Interest-bearing demand and savings                       2,027,440   1,836,898   1,877,019
    Time deposits under $100,000                                932,360     944,561     977,666
    Time deposits of $100,000 or more                           225,693     241,650     324,038
                                                             __________  __________  __________
        Total deposits                                       $4,599,883  $4,252,232  $4,813,683
Federal funds and repurchase agreements                         814,922     651,437     721,340
Short-term debt                                                   1,995       1,923         501
Long-term debt                                                   51,859      41,626      40,736
Accrued expenses and taxes                                       38,012      37,779      63,135
Other liabilities                                                22,481      23,942      19,493
                                                             __________  __________  __________
            Total liabilities                                $5,529,152  $5,008,939  $5,658,888
                                                             __________  __________  __________
Common stock repurchase commitment                                                      $46,481
SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; 22,547,521 issued                                   $22,548     $20,678     $22,548
Capital surplus                                                 522,720     442,557     522,892
Retained earnings                                               172,089     208,064     136,943
Net unrealized gain (loss) on securities available for sale      (9,972)        233       3,612
Unearned ESOP shares                                            (15,628)                             -
Treasury stock, 3,399,722, 1,906,390 and
    1,972,239 shares, at cost, respectively                    (124,300)    (60,601)    (63,555)
Common stock repurchase commitment, 1,068,533
    shares at December 31, 1995                                                         (46,481)
                                                             __________  __________  __________
        Total shareholders' equity                             $567,457    $610,931    $575,959
                                                             __________  __________  __________
            Total liabilities and shareholders' equity       $6,096,609  $5,619,870  $6,281,328
                                                                     ======      ======      ======
See Notes to Consolidated Financial Statements.

 UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands)

                                                            Three Months            Nine Months
                                                            Ended September 30,     Ended September 30,
INTEREST INCOME                                                    1996        1995        1996        1995
                                                             __________  __________  __________  __________
Loans                                                           $55,748     $55,932    $164,813    $161,276
    Securities:
    Taxable interest                                             30,618      26,502      92,039      82,623
    Tax-exempt interest                                           3,677       3,614      10,846      10,706
                                                             __________  __________  __________  __________
        Total securities income                                  34,295      30,116     102,885      93,329
Federal funds and resell agreements                               2,390       1,843       7,952       8,853
Trading securities and other                                        957         669       2,982       2,538
                                                             __________  __________  __________  __________
            Total interest income                                93,390      88,560     278,632     265,996
                                                             __________  __________  __________  __________
INTEREST EXPENSE
Deposits                                                         30,267      29,141      92,410      91,751
Federal funds and repurchase
    agreements                                                    9,502       8,652      28,078      23,831
Short-term debt                                                      12          17          31          38
Long-term debt                                                      976         879       3,078       2,703
                                                             __________  __________  __________  __________
        Total interest expense                                   40,757      38,689     123,597     118,323
                                                             __________  __________  __________  __________
Net interest income                                              52,633      49,871     155,035     147,673
Provision for loan losses                                         1,821       1,181       8,476       3,032
                                                             __________  __________  __________  __________
            Net interest income after provision                  50,812      48,690     146,559     144,641
                                                             __________  __________  __________  __________
NONINTEREST INCOME
Trust income                                                     10,565       8,741      31,361      26,119
Securities processing                                             2,280       2,530       7,086       8,120
Trading and investment banking                                    2,831       2,659       9,807       8,176
Service charges on deposits                                       8,321       7,729      24,894      24,041
Other service charges and fees                                    4,085       3,184      11,232       8,459
Bankcard fees                                                     1,762       1,712       4,546       5,105
Net investment security gains                                          -         73         469       1,356
Other                                                             1,347         961      13,782       5,780
                                                             __________  __________  __________  __________
        Total noninterest income                                 31,191      27,589     103,177      87,156

NONINTEREST EXPENSE
Salaries and employee benefits                                   32,754      30,465      96,682      92,486
Occupancy, net                                                    4,526       4,038      13,249      11,665
Equipment                                                         5,834       5,811      16,936      16,259
Supplies and services                                             4,568       5,024      14,121      14,291
Bankcard processing                                               2,217       1,935       5,374       4,410
Marketing and business development                                3,989       3,256      11,130       9,813
FDIC and regulatory fees                                            320         972         979       7,126
Other                                                             7,083       6,309      21,209      20,250
                                                             __________  __________  __________  __________
        Total noninterest expense                                61,291      57,810     179,680     176,300
                                                             __________  __________  __________  __________
Income before income taxes                                       20,712      18,469      70,056      55,497
Income tax provision                                              6,678       6,189      23,483      18,267
                                                             __________  __________  __________  __________
NET INCOME                                                      $14,034     $12,280     $46,573     $37,230
                                                                 ======      ======      ======      ======
PER SHARE DATA
Net income                                                        $0.75       $0.59       $2.44       $1.79
Dividends                                                         $0.20       $0.18       $0.60       $0.54

Weighted average shares outstanding                          18,786,519  20,666,827  19,074,720  20,775,421

See Notes to Consolidated Financial Statements.

 UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

                                                                Nine Months Ended
                                                                    September 30,
                                                                   1996        1995
Operating Activities                                         __________  __________
Net Income                                                      $46,573     $37,230
Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
        Provision for loan losses                                 8,476       3,032
        Depreciation and amortizaton                             16,213      17,236
        Deferred income taxes and investment tax credits         (4,049)     (3,828)
        Net (increase) decrease in trading securities             7,007     (42,203)
        Gains on sales of securities available for sale            (470)     (3,589)
        Losses on sales of securities available for sale              1       2,233
        Amortization of securities premium,
            net of discount accretion                            17,565      25,770
        Earned ESOP shares                                        1,595           -
        Changes in:
               Accrued income                                     4,451       6,433
               Accrued expenses and taxes                       (12,713)      3,560
        Other, net                                               (9,682)     12,932
                                                             __________  __________
            Net cash provided by operating activities           $74,967     $58,806
                                                             __________  __________
Investing Activities
Proceeds from maturities of investment securities               $73,217     $82,421
Proceeds from sales of investment securities                          -         152
Proceeds from sales of securities available for sale              2,095     393,113
Proceeds from maturities of securities available for sale     1,422,866     986,297
Purchases of investment securities                              (88,736)    (86,995)
Purchases of securities available for sale                   (1,264,250)   (933,263)
Net increase in loans                                           (45,892)   (151,012)
Net (increase) decrease in federal funds and resell agreemen    (20,767)    451,854
Purchases of bank premises and equipment                        (14,559)    (20,399)
Proceeds from sales of bank premises and equipment                  231         549
                                                             __________  __________
            Net cash provided by investing activities           $64,205    $722,717
                                                             __________  __________
Financing Activities
Net decrease in demand and savings deposits                    ($70,149)  ($925,606)
Net increase (decrease) in time deposits                       (143,651)     45,004
Net increase (decrease) in federal funds and repurchase agre     93,582    (149,566)
Net increase in short term borrowings                             1,494       1,051
Repayment of long term debt                                      (6,158)     (4,704)
Cash dividends                                                  (11,427)    (11,325)
Proceeds from exercise of stock options                             255         122
Purchases of treasury stock                                     (61,114)     (7,846)
                                                             __________  __________
           Net cash used in financing activities              ($197,168)($1,052,870)
                                                             __________  __________
Decrease in cash and due from banks                            ($57,996)  ($271,347)
                                                             __________  __________
Cash and due from banks at beginning of year                    696,407     770,813
Cash and due from banks at end of period                       $638,411    $499,466
                                                                 ======      ======

See Notes to Consolidated Financial Statements.

 UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(in thousands)

                                                                                                      Net
                                                                                               Unrealized                  Purchase
                                                               Common     Capital    Retained     Holding    Treasury   Commitment/
                                                                Stock     Surplus    Earnings Gain (Loss)       Stock Unearned ESOP
                                                             __________  __________  __________  __________  __________  __________
Balance - December 31, 1994                                     $20,678    $442,606    $182,159    ($35,211)   ($52,926) $        -
Net income                                                            -           -      37,230           -           -           -
Cash Dividends                                                        -           -     (11,325)          -           -           -
Purchase of treasury stock                                            -           -           -           -      (7,846)          -
Exercise of stock options                                             -         (49)          -           -         171           -
Net unrealized gain on securities available for sale                  -           -           -      35,444           -           -
                                                             __________  __________  __________  __________  __________  __________
Balance - September 30, 1995                                    $20,678    $442,557    $208,064        $233    ($60,601)          -
                                                                 ======      ======      ======      ======      ======      ======


Balance - December 31, 1995                                     $22,548    $522,892    $136,943      $3,612    ($63,555)   ($46,481)
Net income                                                            -           -      46,573           -           -           -
Cash dividends                                                        -           -     (11,427)          -           -           -
Shares purchased by ESOP                                              -           -           -           -           -      16,530
Guaranteed ESOP obligation                                            -           -           -           -           -     (17,281)
Earned ESOP shares                                                    -         (58)          -           -           -       1,653
Purchase of treasury stock                                            -           -           -           -     (61,114)     29,951
Exercise of stock options                                             -        (114)          -           -         369           -
Net unrealized loss on securities available for sale                  -           -           -     (13,584)          -           -
                                                             __________  __________  __________  __________  __________  __________
Balance - September 30, 1996                                    $22,548    $522,720    $172,089     ($9,972)  ($124,300)   ($15,628)
                                                                 ======      ======      ======      ======      ======      ======

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30,1996

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

4.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the nine months ended September 30, 1996 and 1995 (in thousands):

                                                Nine Months Ended September 30,
                                                         1996        1995
Balance January 1                                     $32,685     $32,527
Additions:
      Provision for loan losses                         8,476       3,032
                                                   __________  __________
                                                       41,161      35,559
                                                   __________  __________
Deductions:
      Charge-offs                                      (8,469)     (5,650)
      Less recoveries on loans
        previously charged-off                          1,744       1,914
                                                   __________  __________
        Net charge-offs                                (6,725)     (3,736)
                                                   __________  __________
Balance, September 30                                 $34,436     $31,823
                                                       ======      ======

 UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30,1996

4.  Allowance for Loan Losses: (Continued)

At September 30, 1996 the amount of loans that are considered to be impaired under SFAS No. 114 was $11,925,000. All of these loans are currently on a nonaccrual basis. Included in the impaired loans is $11,010,000 of loans for which the related allowance for loan losses is $1,924,000. The remaining $915,000 of impaired loans do not have an allowance for loan loss as a result of write-downs and supporting collateral value. Theaverage recorded investment in impaired loans during the period ended September 30, 1996 was approximately $7,909,000.


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

 UMB FINANCIAL CORPORATION
AVERAGE BALANCES/YIELDS AND RATES
(tax-equivalent basis) (in thousands)

                                                            Nine Months Ended September 30,
                                                                   1996                    1995
                                                                Average     Average     Average     Average
Assets                                                          Balance  Yield/Rate     Balance  Yield/Rate
Loans, net of unearned interest                              $2,420,888        9.13  $2,333,152        9.29
Securities:
  Taxable                                                     2,186,887        5.62   2,114,011        5.23
  Tax-exempt                                                    315,996        6.72     308,555        6.81
                                                             __________  __________  __________  __________
    Total securities                                          2,502,883        5.76   2,422,566        5.43
Federal funds and resell agreements                             201,674        5.27     209,095        5.66
Other earning assets                                             67,989        6.11      56,272        6.33
                                                             __________  __________  __________  __________
    Total earning assets                                      5,193,434        7.32   5,021,085        7.24
Allowance for loan losses                                       (34,058)                (32,131)
Other assets                                                    982,422                 970,332
                                                             __________              __________
Total assets                                                 $6,141,798              $5,959,286
                                                                 ======                  ======

Liabilities and Shareholders' Equity
Interest-bearing deposits                                    $3,296,161        3.74  $3,323,082        3.69
Federal funds and repurchase agreements                         778,467        4.82     582,065        5.47
Borrowed funds                                                   57,549        7.22      47,013        7.80
                                                             __________  __________  __________  __________
    Total interest-bearing liabilities                        4,132,177        4.00   3,952,160        4.00
Noninterest-bearing demand deposits                           1,375,208               1,359,135
Other liabilities                                                62,756                  58,391
Shareholders' equity                                            571,657                 589,600
                                                             __________              __________
    Total liabilities and shareholders' equity               $6,141,798              $5,959,286
                                                                 ======                  ======

Net interest spread                                                            3.32 %                  3.24 %
Net interest margin                                                            4.14                    4.09

 UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                            Three Months Ended                  Nine Months Ended
                                                            September 30, 1996 vs. 1995         September 30, 1996 vs. 1995
                                                                 Volume        Rate       Total      Volume        Rate       Total
Change in interest earned on:
    Loans                                                        $2,450     ($2,710)      ($260)     $6,134     ($2,817)     $3,317
    Securities:
        Taxable                                                   1,506       2,609       4,115       2,942       6,474       9,416
        Tax-exempt                                                  145        (187)        (42)        385        (218)        167
    Federal funds sold                                              409         139         548        (304)       (597)       (901)
    Other                                                           269          15         284         540         (95)        445
                                                             __________  __________  __________  __________  __________  __________
            Interest income                                      $4,779       ($134)     $4,645      $9,697      $2,747     $12,444
                                                             __________  __________  __________  __________  __________  __________
Change in interest paid on:
    Interest-bearing deposits                                      $878        $248      $1,126       ($717)     $1,376        $659
    Federal funds purchased                                       2,381      (1,531)        850       7,353      (3,106)      4,247
    Borrowed funds                                                  169         (78)         91         583        (215)        368
                                                             __________  __________  __________  __________  __________  __________
            Interest expense                                     $3,428     ($1,361)     $2,067      $7,219      (1,945)      5,274
                                                             __________  __________  __________  __________  __________  __________
Net interest income                                              $1,351      $1,227      $2,578      $2,478      $4,692      $7,170
                                                                 ======      ======      ======      ======      ======      ======




ANALYSIS OF NET INTEREST MARGIN

                                                                            Three Months Ended                   Nine Months Ended
                                                                             September 30, 1996                  September 30, 1996
                                                                   1996        1995      Change        1996        1995      Change
Average earning assets                                       $5,121,052  $4,843,402    $277,650  $5,193,434  $5,021,085    $172,349
Interest-bearing liabilities                                  4,088,435   3,792,452     295,983   4,132,177   3,952,160     180,017
                                                             __________  __________  __________  __________  __________  __________
Interest free funds                                          $1,032,617  $1,050,950    ($18,333) $1,061,257  $1,068,925     ($7,668)
                                                                 ======      ======      ======      ======      ======      ======


Free funds ratio                                                  20.16       21.70       (1.54)      20.43       21.29       (0.86)
    (free funds to earning assets)

Tax-equivalent yield on earning assets                             7.40        7.42       (0.02)       7.32        7.24        0.08
Cost of interest-bearing liabilities                               3.97        4.05       (0.08)       4.00        4.00        0.00
                                                             __________  __________  __________  __________  __________  __________
Net interest spread                                                3.43        3.37        0.06        3.32        3.24        0.08
Benefit of interest free funds                                     0.80        0.88       (0.08)       0.82        0.85       (0.03)
                                                             __________  __________  __________  __________  __________  __________
Net interest margin                                                4.23        4.25       (0.02)       4.14        4.09        0.05
                                                                 ======      ======      ======      ======      ======      ======

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
Summary
UMB Financial Corporation (the Company) earned net income of $14,034,000 for the three months ended September 30, 1996, compared to $12,280,000 for the same period last year. This represents per share earnings of $0.75 for the third quarter of 1996 compared to $0.59 for the third quarter of 1995, an increase of 27.1%. On a year-to-date basis, 1996 earnings were $46,573,000, or $2.44 per share, compared to $37,230,000 or $1.79 per share for the prior year. Return on average assets was 1.01% and return on average equity was 10.88% for the nine months ended September 30, 1996.

The Company's improved performance has been primarily driven by an increase in non-interest income and a decrease in average common shares outstanding.
Net interest income increased on a quarterly and year-to-date basis as a result of an increase in lending activity and the effect of higher interest rates. The Company increased its provision for loan losses for the quarter and for the year due to increases in non performing loans and increased loan charge-offs. Non-interest expense increased slightly during both periods.

Results of Operations
For the three months ended September 30, 1996, net interest income totaled $52,633,000 compared to $49,871,000 for the same period a year earlier.
This represents a 5.54% increase which is consistent with the year-to-date results which increased to $155,035,000 for 1996 from $147,673,000 for 1995. The Company's yield on interest earning assets was 7.32% for 1996, compared to 7.24% for the first nine months of 1995. This increase has resulted from higher interest rates and a change in the mix of the Company's assets. Average loan balances during 1996 increased 3.76% over the average for the same period of 1995. Average investment securities balances during 1996 increased 3.32% compared to the average for 1995. The yield on investment securities has also increased as the Company has slightly extended the average maturity of its portfolio.

The provision for loan losses for the three months ended September 30, 1996 was $1,821,000 compared to $1,181,000 for the same period of 1995. The provision for the third quarter of 1996 approximates net charge-offs for the period.
This increase is consistent with the 1996 year-to-date provision which increased to $8,476,000 from $3,032,000 for the same period in 1995. The increase in year-to-date provision was the result of increased net loan charge-offs and additional provision provided for the increase in non-accrual loans.

Non interest income totaled $31,191,000 for the third quarter of 1996 compared to $27,589,000 for the same period of 1995. The largest components of these changes were increases in trust income and service charges. For the first nine months of 1996, non interest income increased to $103,177,000 from $87,156,000 a year earlier. Contributing to the year-to-date increase was a $9.8 million gain on the sale of the servicing rights of the merchant bankcard portfolio, during the first quarter of 1996. Also effecting the year-to-date results were increases in trust income, service charges and trading income.

Non interest expense was $61,291,000 for the three months ended
September 30, 1996 compared to $57,810,000 for the same period of 1995. For the first nine months of 1996, non interest expense increased to $179,680,000 compared to $176,300,000 for 1995, an increase of 1.92%. In comparing the quarter and year-to-date results, the Company incurred marginal increases in staffing related costs, marketing and occupancy expense which were offset by reductions in premiums for deposit insurance.
The Company has and will continue to aggressively take measures to control all overhead related items.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Financial Condition
Total assets were $6.097 billion at September 30, 1996 compared to $5.620 billion at September 30, 1995. The increase in assets during the twelve month period ended September 30, 1996 was the result of increases in loans and investment securities, as well as the acquisition of UMB Oklahoma Bank. Loans, net of unearned interest increased to $2.492 billion as of September 30, 1996, from $2.417 billion at September
30, 1995. The Company's loan growth for the period has been slightly lower than expectations due to a very competitive loan market. Investment securities were $2.464 billion at September 30, 1996 compared to $2.251 billion at September 30, 1995. Increases in securities and loans were funded by an increase in deposits.

Non accrual and restructured loans totaled $13,639,000, 0.55% of total loans at September 30, 1996. Loans past due 90 days or more were $6,569,000, 0.26% of total loans at September 30, 1996. The increase in non accrual loans was primarily the result of three commercial loans. Significant additions in the Company's reserve for loan losses are not anticipated as a result of these loans. At September 30, 1996, the Company's allowance for loan losses was $34,436,000 or 1.38% of outstanding loans, compared to $31,823,000 one year earlier. Other real estate owned totaled $0.6 million at September 30, 1996 compared to $4.5 million a year earlier.

Liquidity and Capital Resources
The Company's liquidity position continues to be strong. At September 30, 1996 the Company's average loan to deposit ratio was 51.8% compared to 49.8% at September 30, 1995. At September 30, 1996, the average life of the securities portfolio was 24 months and 28% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $567 million at September 30, 1996 compared to $611 million at September 30, 1995 and $576 million at year end 1995. During the twelve months ended September 30, 1996, the Company increased its treasury stock holding by $64 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative uses of funds. At September 30, 1996, the net unrealized loss on securities available for sale was $10.0 million, compared to an unrealized gain of $233,000 at September 30, 1995, and an unrealized gain of $3.6 million at December 31, 1995.

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

Included in this report are limited forward looking statements concerning the Company's future financial condition and results of operations. These statements are the result of Management's current expectations based on information presently available. Actual results would differ from these expectations as a result of many factors including changes in economic conditions impacting customers ability to repay loans, interest rates and loan demand. Changes in technology, regulatory requirements and competition will also impact future results.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                                        Nine Months Ended
                                                           September 30,
RATIOS                                                   1996        1995
Return on average assets                                 1.01%       0.84%
Return on average equity                                10.88        8.44
Average equity to assets                                 9.31        9.89
Tier 1 risk-based capital ratio                         15.86       16.82
Total risk-based capital ratio                          16.93       17.84
Leverage ratio                                           8.42        9.70

Per Share Data
Earnings                                                $2.44       $1.79
Cash Dividends                                           0.60        0.54
Dividend payout ratio                                   24.59%      30.17%
Book value                                             $30.16      $29.59

 UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 1996


PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibit is filed herewith:

          27-Article 9 of Regulation S-X Financial Data Schedule for September 30, 1996 Form 10-Q.

b)  Reports on Form 8-K:

           The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

UMB FINANCIAL CORPORATION
FORM 10-Q
SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UMB FINANCIAL CORPORATION



/s/ R. Crosby Kemper
R. Crosby Kemper
Chairman


/s/ Timothy M. Connealy
Timothy M. Connealy
Chief Financial Officer


Date:      November 14, 1996