Form 10-K
period 1996-12-31
UMB FINANCIAL CORP
filed 1997-03-26
CIK 101382

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

For the fiscal year ended: DECEMBER 31, 1996

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

  As of February 28, 1997, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $611,444,000 based on the NASDAQ closing price of that date.

  Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                 Class
     Common Stock, $1.00 Par Value
                                          Outstanding at February 28, 1997
                                                     19,515,974

                      DOCUMENTS INCORPORATED BY REFERENCE

         Company's 1997 Proxy Statement dated March 11, 1997--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  UMB Financial Corporation (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns substantially all of the outstanding stock of 16 commercial banks, a credit card bank, a bank real estate corporation, a reinsurance company, a community development corporation, a consulting company, a trust company and a discount brokerage company.

  The Company's 16 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 11 located in Missouri, 2 in Kansas, one each in Illinois, Colorado and Oklahoma, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 1996, is included on page A-46 of the attached Appendix, and is incorporated herein by reference.

  UMB, U.S.A. n.a. is a credit card bank located in Nebraska. UMB, U.S.A. n.a. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

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

  On a full-time equivalent basis at December 31, 1996, UMB Financial Corporation and subsidiaries employed 3,843 persons.

COMPETITION

  The commercial banking business is highly competitive. Affiliate banks compete with other commercial banks and with other financial institutions, including savings and loan associations, finance companies, mutual funds, mortgage banking companies and credit unions. In recent years, competition has also increased from institutions not subject to the same geographical and other regulatory restrictions as domestic banks and bank holding companies.

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

  Three of the banks owned by the Company are national banks and are subject to supervision and examination by the Comptroller of the Currency. UMB, U.S.A. n.a., a credit card bank, is located in the state of Nebraska and is subject to supervision and examination by the Comptroller of the Currency. One of the affiliate banks is chartered under the state banking laws of Colorado and is subject to supervision and regular examination by the Office of the State Bank Commissioner of Colorado. One of the affiliate banks is chartered under the state banking laws of Kansas and is subject to supervision and regular examination by the Kansas Banking Department. One is chartered under the state banking laws of Oklahoma and is subject to supervision and regular examination by the Oklahoma State Banking Department. The remaining 9 banks are chartered under the state banking laws of Missouri and are subject to supervision and regular examination by the Office of the Commissioner of Finance of Missouri. In addition, the national banks and one state bank that are members of the Federal Reserve System are subject to examination by that agency. All affiliate banks are members of and subject to examination by the Federal Deposit Insurance Corporation.

  Scout Brokerage Services, Inc. is subject to supervision and regulation by the National Association of Securities Dealers. This subsidiary is also a member of the Securities Investor Protection Corporation.

  Information regarding capital adequacy standards of the Federal banking regulators is included on pages A-17, A-18, A-33 and A-34 of the attached Appendix, and is incorporated herein by reference.

  Information regarding dividend restrictions is on page A-33 of the attached Appendix, incorporated herein by reference.

STATISTICAL DISCLOSURE

  The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout pages A-2 through A-21 of the attached Appendix under the captions of "Five-Year Financial Summary" and "Financial Review," and such information is incorporated herein by reference.

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

NAME                      AGE                POSITION WITH REGISTRANT
----                      ---                ------------------------
R. Crosby Kemper........   70 Chairman of the Board and Chief Executive Officer since
                              1972. Chairman and Chief Executive Officer of UMB Bank,
                              n.a. (a subsidiary of the Company) from 1971 through
                              1995, and as Chairman since January, 1996.
Alexander C. Kemper.....   31 President of the Company since January, 1995. President of UMB Bank, n.a. since January, 1994 and as President
                              and Chief Executive Officer since January, 1996. He
                              previously served as Divisional Executive Vice
                              President.
Peter J. Genovese.......   50 Vice Chairman of the Board since 1982. Chairman and
                              Chief Executive Officer of UMB Bank of St. Louis, n.a.
                              (a subsidiary of the Company) since 1979.
Rufus Crosby Kemper III.   46 Vice Chairman of the Board since January, 1995.
                              President of UMB Bank of St. Louis, n.a. since 1993.
                              Executive Vice President of UMB Bank, n.a. prior
                              thereto.
J. Lyle Wells, Jr. .....   69 Vice Chairman of the Board of the Company since 1993.
                              Vice Chairman of the Board of UMB Bank, n.a. since
                              1982.
Royce M. Hammons........   51 President and Chief Executive Officer of UMB Oklahoma
                              Bank (a subsidiary of the Company) since 1987.
Richard A. Renfro.......   62 President of UMB National Bank of America, Salina,
                              Kansas, (a subsidiary of the Company) since 1986.
James A. Sangster.......   42 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1993. Executive Vice President prior thereto.
William C. Tempel.......   58 President and Chief Executive Officer of UMB Bank
                              Kansas (a subsidiary of the Company) since 1993, having
                              previously served as President, and a Divisional
                              Executive Vice President of UMB Bank, n.a.
Edward J. McShane, Jr. .   64 Executive Vice President and Senior Trust Officer of
                              UMB Bank, n.a. since 1989. Executive Vice President and
                              Head of Personal Trust and Custody Division prior
                              thereto.
Douglas F. Page.........   53 Executive Vice President of the Company since 1984 and
                              Divisional Executive Vice President, Loan
                              Administration, of UMB Bank, n.a. since 1989.
Timothy M. Connealy.....   39 Chief Financial Officer since 1994. Chief Financial
                              Officer of UMB Bank Kansas prior thereto.

NAME                 AGE                POSITION WITH REGISTRANT
----                 ---                ------------------------
James C. Thompson...  54 Divisional Executive Vice President of UMB Bank, n.a.
                         since July, 1994. Executive Vice President of UMB Bank
                         of St. Louis, n.a. since 1989.
E. Frank Ware.......  52 Executive Vice President of UMB Bank, n.a. since 1985.

ITEM 2. PROPERTIES

  The Company's headquarters building, the UMB Bank Building, is located at 1010 Grand Avenue in downtown Kansas City, Missouri, and was opened in July, 1986. Of the total 250,000 square feet, the offices of the parent company and customer service functions of UMB Bank, n.a. comprise 175,000 square feet. The remaining 75,000 square feet are leased to the Company's principal law firm and principal accounting firm.

  The banking facility of UMB Bank, n.a. at 928 Grand Avenue principally houses that bank's operations, data processing and other support functions and is connected to the headquarters building by an enclosed pedestrian walkway.

  At December 31, 1996, the Company's affiliate banks operated a total of 16 main banking houses and 120 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank.

  The Company's affiliate bank in St. Louis leases 40,000 square feet of space in the Equitable Building in the heart of the downtown commercial sector. A full service banking center, operations and administrative offices are housed at this location. The St. Louis affiliate bank provides full service banking at 19 additional offices, which circle the metropolitan area.

  Additional information with respect to premises and equipment is presented on page A-32 of the attached Appendix, which is incorporated herein by reference.

  In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 1996. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The Company's stock is traded on the NASDAQ National Market System under the symbol "UMBF." As of December 31, 1996, the Company had 2,597 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page A-21 of the attached Appendix and is hereby incorporated by reference.

  Information concerning restrictions on the ability of Registrant to pay dividends and Registrant's subsidiaries to transfer funds to Registrant is contained on page A-20 of the attached Appendix and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  See the "Five-Year Financial Summary" on page A-2 of the attached Appendix, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See the "Financial Review" on pages A-3 through A-21 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:

    Consolidated Financial Statements -- pages A-22 through A-42.

    Summary of Operating Results by Quarter -- page A-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors is included in the Company's 1997 Proxy Statement under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

  This information is included in the Company's 1997 Proxy Statement under the captions "Executive Compensation," "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation," "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  This information is included in the Company's 1997 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.

SECURITY OWNERSHIP OF MANAGEMENT

  This information is included in the Company's 1997 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is included in the Company's 1997 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  Set forth below are the consolidated financial statements of the Company appearing on the indicated pages of the attached Appendix, which are hereby incorporated by reference.

                                                            PAGE REFERENCE IN
                                                          THE ATTACHED APPENDIX
                                                          ---------------------
Consolidated Balance Sheet as of December 31, 1996, 1995
 and 1994................................................         A-22
Consolidated Statement of Income for the Three Years
 Ended December 31, 1996.................................         A-23
Consolidated Statement of Cash Flows for the Three Years
 Ended December 31, 1996.................................         A-24
Consolidated Statement of Shareholders' Equity for the
 Three Years Ended December 31, 1996.....................         A-25
Notes to Financial Statements............................       A-26-A-42
Independent Auditors' Report.............................         A-43

  Condensed financial statements for parent company only may be found on page A-42. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

REPORTS ON FORM 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of 1996.

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

Date: March 24, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.

Paul D. Bartlett, Jr.*  Director
______________________
Paul D. Bartlett, Jr.

   Thomas E. Beal*      Director
______________________
    Thomas E. Beal

    H. Alan Bell*       Director
______________________
     H. Alan Bell

David R. Bradley, Jr.*  Director
______________________
David R. Bradley, Jr.

 Newton A. Campbell*    Director
______________________
  Newton A. Campbell

                        Director
______________________
William Terry Fuldner

                        Director
______________________
    Jack T. Gentry

  Peter J. Genovese*    Director
______________________
  Peter J. Genovese

  C.N. Hoffman, Jr.*    Director
______________________
  C.N. Hoffman, Jr.

                          Alexander C. Kemper*   Director
                         ______________________
                          Alexander C. Kemper
                         R. Crosby Kemper III*   Director
                         ______________________
                          R. Crosby Kemper III
                         Daniel N. League, Jr.*  Director
                         ______________________
                         Daniel N. League, Jr.
                                                 Director
                         ______________________
                           William J. McKenna
                                                 Director
                         ______________________
                              Roy E. Mayes
                           John H. Mize, Jr.*    Director
                         ______________________
                           John H. Mize, Jr.
                           Mary Lynn Oliver*     Director
                         ______________________
                            Mary Lynn Oliver
                                                 Director
                         ______________________
                             W. L. Orscheln
                           Robert W. Plaster*    Director
                         ______________________
                           Robert W. Plaster

      Thomas A. Ward III        Director
_______________________________
      Thomas A. Ward III

                                Director
_______________________________
        Alan W. Rolley

     E. Jack Webster, Jr.*      Director
_______________________________
     E. Jack Webster, Jr.

      Joseph F. Ruysser*        Director
_______________________________
       Joseph F. Ruysser

                                Director
_______________________________
          Jon Wefald

                                Director
_______________________________
       Thomas D. Sanders

                                Director
_______________________________
       John E. Williams

     Herman R. Sutherland*      Director
_______________________________
     Herman R. Sutherland


      */s/ R. Crosby Kemper
-------------------------------------
          R. Crosby Kemper
 Attorney-in-Fact for each director

Date: March 24, 1997

                           UMB FINANCIAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                      PAGES
                                                                      -----
Consolidated Balance Sheet........................................     A-22
Consolidated Statement of Income..................................     A-23
Consolidated Statement of Cash Flows..............................     A-24
Consolidated Statement of Shareholders' Equity....................     A-25
Notes to Financial Statements..................................... A-26 to A-42
Independent Auditors' Report......................................     A-43
Selected Financial Data ("Five-Year Financial Summary")...........     A-2
Management's Discussion and Analysis of Financial Condition and
 Results of Operations
 ("Financial Review")............................................. A-3 to A-21

                           UMB FINANCIAL CORPORATION

                          FIVE-YEAR FINANCIAL SUMMARY

                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS
Interest income.........  $  372,077  $  357,055  $  323,260  $  283,215  $  253,367
Interest expense........     164,581     157,787     136,064     119,718     123,786
Net interest income.....     207,496     199,268     187,196     163,497     129,581
Provision for loan loss-
 es.....................      10,565       5,090       2,640       3,332       2,981
Noninterest income......     135,407     117,001     119,102     115,792     101,304
Noninterest expense.....     246,808     233,556     233,259     214,708     172,789
Net income..............      57,532      52,176      47,814      41,119      39,367
AVERAGE BALANCES
Assets..................  $6,137,232  $5,899,169  $6,372,607  $5,766,843  $4,622,968
Loans, net of unearned
 interest...............   2,437,829   2,346,325   2,148,606   1,786,529   1,337,305
Securities*.............   2,487,641   2,382,248   2,844,306   2,729,270   2,109,121
Deposits................   4,667,956   4,581,349   5,021,401   4,559,551   3,595,644
Long-term debt..........      55,349      44,450      50,370      53,522      40,966
Shareholders' equity....     574,343     597,401     572,446     502,614     385,988
YEAR-END BALANCES
Assets..................  $6,511,986  $6,281,328  $6,599,020  $6,528,826  $5,003,187
Loans, net of unearned
 interest...............   2,557,641   2,406,138   2,269,617   2,159,761   1,483,048
Securities*.............   2,706,549   2,694,781   2,660,047   2,979,156   2,293,438
Deposits................   5,190,534   4,813,683   5,132,834   5,161,729   3,843,166
Long-term debt..........      51,350      40,736      46,330      51,529      33,531
Shareholders' equity....     582,477     575,959     557,306     586,643     399,679
PER SHARE DATA
Earnings................  $     2.89  $     2.40  $     2.15  $     2.03  $     2.24
Cash dividends..........        0.76        0.70        0.66        0.63        0.63
Dividend payout ratio...       26.30%      29.17%      30.70%      31.03%      28.13%
Book value..............  $    29.54  $    28.12  $    25.39  $    26.19  $    22.82
Market price
 High...................       41.75       43.10       29.91       32.08       32.86
 Low....................       32.14       25.97       25.54       28.72       28.52
 Close..................       40.50       33.57       27.06       29.51       31.48
RATIOS
Return on average as-
 sets...................        0.94%       0.88%       0.75%       0.71%       0.85%
Return on average equi-
 ty.....................       10.02        8.73        8.35        8.18       10.20
Average equity to as-
 sets...................        9.36       10.13        8.98        8.72        8.35
Total risk-based capital
 ratio..................       15.63       16.16       17.85       18.50       20.16

--------
  Per share information restated for 5% stock dividend paid January 2, 1997. *Securities include investment securities and securities available for sale.

                           UMB FINANCIAL CORPORATION

                               FINANCIAL REVIEW

  The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ending December 31, 1996. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

  Estimates and forward-looking statements are included in this review. This information is based on current financial and economic data and management's expectations for the future. Actual results could differ materially from management's current expectations. Factors that could cause material differences in actual operating results include, but are not limited to, loan demand, the ability of customers to repay loans, consumer savings habits, employment costs and interest rate changes.

OVERVIEW

  The Company recorded consolidated net income of $57.5 million for the year ended December 31, 1996. This represents a 10.3% increase over 1995 net income of $52.2 million. Net income for 1995 represented a 9.1% increase over 1994 results of $47.8 million. As a result of ongoing common stock repurchases, growth in earnings per share outpaced the gains in net income. Earnings per share for the year ended December 31, 1996 were $2.89, compared with $2.40 in 1995 and $2.15 in 1994. Earnings per share for 1996 increased 20.4% over 1995 per share earnings, which was an 11.6% increase over 1994. The Company continues to consider common stock repurchases based on availability, price and alternative use of funds. All share and per share data has been restated to give effect to a 5% stock dividend distributed to shareholders on January 2, 1997.

  The Company's improved earnings for 1996 was a result of a continued increase in net interest income as well as an increase in noninterest income. Both of these improvements were partially offset by a higher loan loss provision and increased operating expenses. The improvement in 1995 earnings over that of 1994 was primarily driven by an increase in net interest income. The Company's operating performance ratios have improved steadily over the last three year period. Return on average assets was 0.94%, 0.88% and 0.75% for each of the years in the three year period ended December 31, 1996, respectively. Return on average shareholders' equity was 10.02% for 1996, 8.73% for 1995 and 8.35% for 1994.

  The Company's consolidated asset total was $6.5 billion at December 31, 1996, compared to $6.3 billion at year-end 1995 and $6.6 billion at year-end 1994. Average assets for 1996, 1995 and 1994 were $6.1 billion, $5.9 billion and $6.4 billion, respectively. Average loans as a percentage of average assets were 39.7% in 1996, 39.8% in 1995 and 33.7% in 1994. Average deposits were $4.7 billion in 1996, $4.6 billion in 1995 and $5.0 billion in 1994. The change from the 1994 total was primarily related to the loss of short-term deposits associated with the Company's mutual fund processing operation.

RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income is the Company's primary source of earnings and represents the amount by which interest income on earning assets exceed the interest expense paid on the liabilities. Net interest income is affected by the volumes of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each. Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the prior two years. Net interest margin is calculated as net interest income on a fully tax-equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free funding sources. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 1992 through 1996 are presented on pages A-44 and A-45. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily obligations of state and local governments.

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

                        AVERAGE
    AVERAGE VOLUME       RATE                                    INCREASE (DECREASE)
 --------------------- ----------                             --------------------------
    1996       1995    1996  1995        1996 VS. 1995         VOLUME    RATE     TOTAL
 ---------- ---------- ----  ----  ------------------------   --------  -------  -------
                                   Change in interest
                                    earned on:
 $2,437,829 $2,346,325 9.09% 9.33% Loans...................   $  8,404  $(5,829) $ 2,575
                                   Securities:
  2,169,823  2,076,169 5.66  5.32  Taxable.................      5,119    7,215   12,334
    317,818    306,079 6.68  6.83  Tax-exempt..............        790     (455)     335
                                   Federal funds sold and
                                    resell
    185,624    187,836 5.39  5.86   agreements.............       (129)    (861)    (990)
     69,244     60,239 6.12  6.19  Other...................        551      (41)     510
 ---------- ---------- ----  ----                             --------  -------  -------
 $5,180,338 $4,976,648 7.33% 7.34% Total...................   $ 14,735  $    29  $14,764
 ---------- ---------- ----  ----                             --------  -------  -------
                                   Change in interest
                                    incurred on:
                                   Interest-bearing
 $3,281,783 $3,244,545 3.75% 3.75%  deposits...............   $  1,397  $   144  $ 1,541
                                   Federal funds purchased
                                    and repurchase
    771,522    613,862 4.84  5.32   agreements.............      7,835   (3,140)   4,695
     56,383     45,570 7.21  7.70  Other...................        791     (233)     558
 ---------- ---------- ----  ----                             --------  -------  -------
 $4,109,688 $3,903,977 4.00% 4.04% Total...................   $ 10,023  $(3,229) $ 6,794
 ========== ========== ====  ====                             --------  -------  -------
                                   Net interest income.....   $  4,712  $ 3,258  $ 7,970
                                                              ========  =======  =======
                        AVERAGE
    AVERAGE VOLUME       RATE                                    INCREASE (DECREASE)
 --------------------- ----------                             --------------------------
    1995       1994    1995  1994        1995 VS. 1994         VOLUME    RATE     TOTAL
 ---------- ---------- ----  ----  ------------------------   --------  -------  -------
                                   Change in interest
                                    earned on:
 $2,346,325 $2,148,606 9.33% 8.06% Loans...................   $ 16,857  $28,940  $45,797
                                   Securities:
  2,076,169  2,555,231 5.32  4.77  Taxable.................    (24,498)  13,104  (11,394)
    306,079    289,075 6.83  6.41  Tax-exempt..............      1,124    1,241    2,365
                                   Federal funds sold and
                                    resell
    187,836    337,958 5.86  4.03   agreements.............     (7,410)   4,787   (2,623)
     60,239     56,487 6.19  5.65  Other...................        220      315      535
 ---------- ---------- ----  ----                             --------  -------  -------
 $4,976,648 $5,387,357 7.34% 6.13% Total...................   $(13,707) $48,387  $34,680
 ---------- ---------- ----  ----                             --------  -------  -------
                                   Change in interest
                                    incurred on:
                                   Interest-bearing
 $3,244,545 $3,576,025 3.75% 2.99%  deposits...............   $(10,587) $25,223  $14,636
                                   Federal funds purchased
                                    and repurchase
    613,862    664,499 5.32  3.77   agreements.............     (2,032)   9,660    7,628
     45,570     51,365 7.70  7.88  Other...................       (448)     (93)    (541)
 ---------- ---------- ----  ----                             --------  -------  -------
 $3,903,977 $4,291,889 4.04% 3.17% Total...................   $(13,067) $34,790  $21,723
 ========== ========== ====  ====                             --------  -------  -------
                                   Net interest income.....   $   (640) $13,597  $12,957
                                                              ========  =======  =======

  FTE interest income increased by $14.8 million during 1996 to $379.9 million compared to $365.1 million for 1995. Interest income for 1995 represented a $34.7 million increase over the total for 1994 of $330.4 million. Interest expense in 1996 amounted to $164.6 million, a $6.8 million increase over 1995 expense of $157.8 million. Interest expense in 1995 increased by $21.7 million from 1994 expense of $136.1 million. These changes resulted in an increase in net interest income for 1996 of $8 million to $215.3 million compared to $207.3 million for 1995 and $194.3 million in 1994.

TABLE 2: ANALYSIS OF NET INTEREST MARGIN

                                                1996        1995      CHANGE
                                             ----------  ----------  --------
                                                     (IN THOUSANDS)
Average earning assets...................... $5,180,338  $4,976,648  $203,690
Interest-bearing liabilities................  4,109,688   3,903,977   205,711
                                             ----------  ----------  --------
Interest-free funds......................... $1,070,650  $1,072,671  $ (2,021)
                                             ==========  ==========  ========
Free funds ratio (free funds to earning as-       20.67%      21.55%    (0.88)%
 sets)......................................      =====       =====     =====
Tax-equivalent yield on earning assets......       7.33%       7.34%    (0.01)%
Cost of interest-bearing liabilities........       4.00        4.04     (0.04)
                                                  -----       -----     -----
Net interest spread.........................       3.33%       3.30%     0.03%
Benefit of interest-free funds..............       0.83        0.87     (0.04)
                                                  -----       -----     -----
Net interest margin.........................       4.16%       4.17%    (0.01)%
                                                  =====       =====     =====

  Average earning assets increased only marginally in 1996 to $5.2 billion from $5.0 billion in 1995. The 1995 total represented a decrease from the total for 1994 of $5.4 billion. The increase in earning assets in 1996 was evenly distributed to both loans and investment securities. This change was funded by an increase in federal funds purchased and an increase in deposits. The decrease in average earning assets in 1995 was primarily a result of a reduction in investment securities which was used to fund a decrease in deposits. The reduction in deposits was primarily related to short-term balances associated with the Company's mutual fund processing.

  The Company's net interest margin was 4.16% in 1996, compared to 4.17% in 1995 and 3.61% in 1994. Net interest spread was 3.33% in 1996, 3.30% in 1995 and 2.96% in 1994. There was very little change in the Company's net interest margin during 1996 as earning assets and interest-bearing liabilities increased by approximately the same amount. In addition, the yields on earning assets and rates paid on liabilities remain relatively unchanged, resulting in a fairly flat net interest spread. In comparing 1996 to 1995, the yield on loans decreased by 24 basis points as a result of a very competitive loan market. This decrease was offset by a 27 basis point increase in the yield on investment securities. The Company improved the yield on its securities portfolio by reinvesting maturities at a higher yield and slightly lengthening the average life of the portfolio to 25 months at December 31, 1996 from 18 months a year earlier.

  The increase in the Company's net interest margin in 1995 resulted from an overall rise in interest rates during 1995 and a change in the mix of earning assets. During 1995 loans comprised 47.1% of earning assets compared to 39.9% during 1994. This change resulted from both an increase in lending activity and a reduction in earning assets. During 1995 the yield on earning assets increased by 121 basis points from the previous year compared to an increase in cost of funds for the same period of 87 basis points. This resulting improvement in net interest spread fueled the increase in 1995 net interest margin to 4.17% from 3.61% for 1994.

  As noted in Table 1, the increase in net interest income in 1996 as compared to 1995 was significantly affected by both changes in the volume/mix of earning assets and related funding sources and the rates paid on both. The improvement in net interest income for 1995 over that of 1994 was attributable to changes in interest rates.

TABLE 3: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

  This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category. The percent of loans in each category to total loans is provided in Table 5.

                                                       DECEMBER 31
                                         ---------------------------------------
LOAN CATEGORY                             1996    1995    1994    1993    1992
-------------                            ------- ------- ------- ------- -------
                                                     (IN THOUSANDS)
Commercial.............................. $17,300 $16,150 $16,000 $17,500 $13,250
Consumer................................  15,000  13,500  13,400  13,500  10,500
Real estate.............................   1,000   2,500   2,500   3,000     500
Agricultural............................      50     450     500   1,000     100
Leases..................................      50      50      50      50      50
Unallocated.............................      14      35      77     540      56
                                         ------- ------- ------- ------- -------
 Total allowance........................ $33,414 $32,685 $32,527 $35,590 $24,456
                                         ======= ======= ======= ======= =======

PROVISION AND ALLOWANCE FOR LOAN LOSS

  The allowance for loan losses (ALL) represents management's judgment of the losses inherent in the Company's loan portfolio. The provision for loan losses is the amount necessary to adjust the ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company's subsidiaries. The Company utilizes a centralized credit administration function which provides information of affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.

  The Company's allowance for loan losses was $33.4 million at December 31, 1996 compared to $32.7 million at year-end 1995 and $32.5 million at year-end 1994. This represents an allowance to total loans of 1.3%, 1.4% and 1.4% as of December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 the allowance for loan losses exceeded total nonperforming loans by $21.9 million. Non-performing loans include nonaccrual loans and restructured loans. The year-end 1996 allowance for loan losses was 340% of net credit losses incurred during 1996.

  As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and, therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is adequate based on the inherent losses in the loan portfolio at December 31, 1996.

  The Company recorded a provision for loan losses of $10.6 million during 1996, compared to $5.1 million in 1995 and $2.6 million in 1994. A primary factor for the increase in the loan loss provision in 1996 as compared to 1995 was the increase in losses associated with the Company's bankcard portfolio. Losses in this area have increased, as they have for the entire industry, as consumer indebtedness has risen to record levels. Access to multiple credit cards, many with low introductory rates, has fueled unprecedented levels of consumer debt, which in many instances cannot be supported by the consumer. Attitudes toward the use of bankruptcy have also changed, resulting in a record level of such filings. Though the Company's losses in this area have increased, management believes the losses and delinquency levels of the bankcard portfolio will remain below industry averages. The bankcard portfolio represents only 7.2% of the Company's total loans as of December 31, 1996. Bankcard loan delinquencies over 30 days totaled 3.0% of total bankcard loans as of year-end 1996. The Company will continue to closely monitor the bankcard loan portfolio, the related collection efforts and underwriting in order to minimize credit losses.

  Contributing to the increase in the 1996 provision for loan losses was uncertainty concerning two of the Company's commercial loans. These loans comprise over 80% of the Company's total nonaccrual loans as of December 31, 1996. Based upon expected repayments and collateral, management does not anticipate incurring future significant losses on these two credits, beyond reserves previously provided. Based on an assessment of the estimated risk in the total loan portfolio, management believes the allowance for loan losses is more than adequate to absorb anticipated losses in the loan portfolio. Significant changes in general economic conditions and in the ability of specific customers to repay loans will impact the level of provision for loan losses required in future years. The increase in the Company's 1996 provision for loan losses was primarily driven by industry-wide deterioration in bankcard credit quality and two commercial credits, and is not indicative of any changes in credit standards or an overall deterioration in credit quality. The increase in the Company's provision for loan losses in 1995 as compared to 1994 was the result of an increase in overall lending activity and higher losses associated with the bankcard loan portfolio.

  Table 4 presents a five-year summary of the Company's allowance for loan losses.

TABLE 4: ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Allowance -- beginning
 of year................  $   32,685  $   32,527  $   35,590  $   24,456  $   26,241
Provision for loan loss-
 es.....................      10,565       5,090       2,640       3,332       2,981
Allowances of acquired
 banks..................          --         485          --      12,076         207
Charge-offs:
 Commercial.............  $   (2,668) $     (948) $   (2,833) $   (1,717) $   (1,401)
 Consumer:
  Bankcard..............      (7,592)     (5,427)     (4,236)     (3,983)     (4,082)
  Other.................      (1,904)     (1,602)     (1,018)       (836)       (890)
 Real estate............        (171)       (113)       (182)       (578)       (175)
 Agricultural...........          --          --          --         (21)         --
                          ----------  ----------  ----------  ----------  ----------
    Total charge-offs...  $  (12,335) $   (8,090) $   (8,269) $   (7,135) $   (6,548)
Recoveries:
 Commercial.............  $      391  $      947  $      573  $    1,051  $      186
 Consumer:
  Bankcard..............       1,163         994       1,102       1,144         956
  Other.................         532         569         528         469         363
 Real estate............         207         122         118         138          70
 Agricultural...........         206          41         245          59          --
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....  $    2,499  $    2,673  $    2,566  $    2,861  $    1,575
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........  $   (9,836) $   (5,417) $   (5,703) $   (4,274) $   (4,973)
                          ----------  ----------  ----------  ----------  ----------
Allowance -- end of
 year...................  $   33,414  $   32,685  $   32,527  $   35,590  $   24,456
                          ==========  ==========  ==========  ==========  ==========
Average loans, net of
 unearned interest......  $2,437,829  $2,346,325  $2,148,606  $1,786,529  $1,337,305
Loans at end of year,
 net of unearned
 interest...............   2,557,641   2,406,138   2,269,617   2,159,761   1,483,048
Allowance to loans at
 year-end...............        1.31%       1.36%       1.43%       1.65%       1.65%
Allowance as a multiple
 of net charge-offs             3.40x       6.03x       5.70x       8.33x       4.92x
Net charge-offs to:
 Provision for loan
  losses................       93.10%     106.42%     216.02%     128.27%     166.82%
 Average loans..........        0.40        0.23        0.27        0.24        0.37

NONINTEREST INCOME

  Management has stressed growth of noninterest income to enhance the Company's profitability since fee-based services are non-credit related, provide steady income and are not affected by fluctuations in interest rates. These activities are also relatively low-risk and do not impact the Company's regulatory capital needs. Fee-based services also provide the Company the opportunity to offer additional products and services to its customers. A primary strength of the Company is its relationship with its many long-term customers. The Company's goal is to offer multiple products and services to its customers, the quality of which will differentiate us from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading and cash management. Fee income, exclusive of net security and asset gains, as a percent of adjusted operating revenues, was 36.8% in 1996. Adjusted operating revenues is defined as tax-equivalent net interest income plus noninterest income, excluding net security and asset gains.

  Noninterest income, exclusive of net security gains and gains on sale of assets, was $125.1 million in 1996 compared to $113.1 million in 1995 and $115.5 million in 1994. This represents a 10.9% increase in 1996 over the prior year. This growth was fueled by a 15.8% increase in trust fees and a 39.3% increase in other service charges and fees. Fee income in 1995 was down from the preceding year primarily as a result of a reduction in securities processing income and bankcard fees.

  The Company's most significant source of fee income is generated by the Trust Division. Trust services have long been an identified strength of the Company and are expected to continue to be the primary driver of fee income. The Company offers a full range of trust services including personal and custody services, investment management and employee benefits processing. The Company plans to place increased emphasis on its Private Client Services, which offers full trust and personal banking services to high net worth individuals.

  Income from trust services totaled $41.5 million in 1996, $35.9 million in 1995 and $35.0 million in 1994. The increase in trust fee income for 1996 over the preceding year was partially the result of a comprehensive review, performed during 1995, of the structure of trust fees and services. Fee revenue in 1996 and 1995 also benefited from the appreciation of assets under management. Efforts to increase fee revenues and efficiencies in this area have been made and will continue. The aggregate value of managed trust assets was $10.5 billion at December 31, 1996, compared to $10.0 billion at year-end 1995 and $8.7 billion at year-end 1994.

  The Company's securities processing revenue is primarily related to the mutual fund industry. Revenues from securities processing were $9.5 million in 1996, $10.5 million in 1995 and $12.5 million in 1994. The decline in revenues for both 1996 and 1995 was primarily the result of the loss of what was the Company's largest securities processing customer. During 1994 this customer was acquired by a competitor of the Company and as a result, this processing business began to transition away from the Company and was eliminated during the second quarter of 1995. The transition of this business from the Company was sufficient enough to allow for an orderly reduction in related operating costs. The Company has viewed this change as an opportunity which, in the long term, will benefit this business line as it will be less reliant on one significant customer and now has the capacity to develop new relationships with other customers in the industry. Fee revenue in 1996 was also impacted by a change in accounting for fees for services provided by subservicers. Customer fees for these services, approximately $800,000 in 1996, are now paid directly to the subservicer and not recorded as both noninterest income and expense by the Company. Total trust assets under custody were $97.4 billion at December 31, 1996, $91.2 billion at December 31, 1995 and $189.8 billion at December 31, 1994.

  Fees and service charges on deposit accounts were $33.4 million in 1996, $33.2 million in 1995 and $32.9 million in 1994. Income in this area has remained relatively flat due to competitive pressures and lack of significant growth in deposit totals. Other service charges and fees increased to $15.7 million in 1996 from $11.3 million in 1995 and $11.7 million in 1994. Income from cash management services and from the Company's ATM network helped produce the increase in 1996 fee income. Bankcard fees were $6.3 million in 1996, $6.8 million in 1995 and $8.2 million in 1994. During 1995, the Company eliminated the annual fee on its primary bankcard products, resulting in flat bankcard fees from 1995 to 1996 and the decrease in fees in 1995, as compared with 1994.

  Trading and investment banking income totaled $12.8 million in 1996, a 14.4% increase over 1995 income of $11.2 million. Income for 1995 represented a 12.5% increase over 1994 income of $9.9 million. During 1996 and 1995 the Company continued to benefit from an increase in liquidity of its correspondent bank customers, which resulted in higher transaction volumes. In addition, during 1996 there was more demand for mortgage-backed security products, which carry a higher profit margin. The Company also increased its sales to commercial non-bank customers in 1996. Also contributing to the improved income in this area was an increase in sales, particularly mutual funds, by the Company's brokerage subsidiary, Scout Brokerage Services, Inc.

  Other income was $15.7 million in 1996 as compared with $6.8 million in 1995 and $5.3 million in 1994. Included in 1996 income is a $9.8 million gain on the sale of the processing rights to the Company's merchant bankcard portfolio. The Company decided to sell this processing because as a volume-driven, commodity-priced product, it was not consistent with the Company's goal to offer value-added products for its customers. Continued consolidation in the merchant bankcard processing industry will increase pricing competition. Included in other income for 1995 was a $2.5 million gain on the sale of the Company's minority ownership in an unconsolidated subsidiary.

NONINTEREST EXPENSE

  Total 1996 noninterest expense increased approximately 5.7% to $246.8 million over 1995 expense of $233.6 million and 1994 expense of $233.3 million. Increases in staffing and other operating costs, due to expansion efforts, were partially offset by a reduction in premiums for deposit insurance. Total expenses in 1995 approximated those in 1994 as the reduction in deposit premiums offset nearly all other increases.

  Costs associated with staffing are the largest component of non-interest expense as they approximate 53% of the total for 1996, 1995 and 1994. Salaries and employee benefits expense increased 7.2% to $131.4 million in 1996 compared to $122.6 million in 1995 and $121.3 million in 1994. Staffing levels at year-end 1996 were 3,843 compared to 3,835 at the end of 1995. Several factors resulted in the increase in staffing costs for 1996. During 1996, the Company opened and staffed 11 new banking facilities. These facilities range from full service banks to grocery store branches. During 1995 the Company opened 10 new facilities, the cost of which impacted 1996 for an entire year compared to only a partial year during 1995. Included in new facilities for the prior year was the Company's December, 1995 acquisition of a bank in Oklahoma with a staff of approximately 50. The new locations opened during 1995 and 1996 had a combined staffing of approximately 143 associates. Also impacting staffing costs was the Company's decision to allocate additional resources to data and information systems. The Company is in the process of converting all affiliate banks to a new deposit processing system as well as merging several affiliate banks. These, in addition to other major initiatives that are underway or planned, have resulted in the hiring of additional personnel, including high-level managers, as well as the use of contract services to help complete various projects. The control of staffing costs has been and will continue to be an important goal for the Company. This control accounted for the minimal increase in such costs in 1995 as compared to 1994. Control of these costs must be tempered with a view of the long-term strategy of the Company. The Company will continue to allocate people and resources to those areas that will best benefit the Company in the long term. At the same time management will strive to gain efficiencies in its existing products, services and processes.

  Occupancy expense increased to $17.9 million in 1996 from $16.0 million in 1995 and $15.1 million in 1994. Equipment expense increased to $24.7 million in 1996 compared to $22.3 million in 1995 and $20.7 million in 1994. The increase in 1996 occupancy and equipment expense was primarily the result of the expansion efforts noted previously. The Company has not only made investments in new banking facilities, but also in new technology, including network systems, software and operating platforms. Costs in these areas will be managed based on the long-term needs of and benefits to the Company. Occupancy and equipment costs in 1995 increased over 1994 levels due to both expansion efforts and the outsourcing of certain functions which were previously performed in-house.

  Expenses for supplies and services have remained relatively consistent the last three years at $18.8 million in 1996 and $19.2 million in 1995 and 1994. Savings achieved from a new long distance provider have helped offset other increases in postage, courier services and paper items.

  Marketing and business development costs increased in 1996 to $15.3 million from $13.1 million in 1995 and $12.5 million in 1994. The change in 1996 expense was primarily the result of an increase in systemwide advertising and expanded business development activities. Other expenses increased to $22.9 million in 1996 from $20.0 million in 1995 and $22.0 million in 1994. The increase in 1996 expense resulted from a higher level of purchased data processing services, an increase in legal and professional expenses and a general increase in costs associated with clearinghouse and transaction processing services.

  Bankcard processing expense totaled $7.2 million in 1996 compared to $5.8 million in 1995 and $3.1 million in 1994. In the first quarter of 1996 the Company sold the servicing rights to its merchant bankcard portfolio and, therefore, no longer received merchant processing discount and fees nor incurred the related costs. In order to provide a meaningful and consistent method of presentation, prior periods' income related to merchant processing activities was netted against bankcard processing expense. The increase in expense for 1995 compared to 1994 resulted from the use of a new bankcard processor and cost associated with the conversion during 1995.

  Expense associated with deposit insurance and regulatory fees decreased to $1.3 million in 1996 from $7.6 million in 1995 and $12.2 million in 1994. These decreases were the result of a 1995 mid-year reduction in the assessment rate for deposit insurance. The Company was not significantly affected by special assessments placed on deposit balances acquired through savings institutions.

INCOME TAXES

  Income tax expense totaled $28.0 million in 1996, compared to $25.4 million in 1995 and $22.6 million in 1994. These expense levels equate to effective tax rates of 32.7%, 32.8% and 32.1% for 1996, 1995 and 1994, respectively. The primary reason for the difference between the Company's effective tax rate and the statutory rate is the effect of nontaxable income, partially offset by nondeductible goodwill amortization.

FINANCIAL CONDITION

LOANS

  Loans represent the Company's primary source of interest income. At December 31, 1996 loans amounted to $2.6 billion compared to $2.4 billion in 1995 and $2.3 billion in 1994. Loan totals for 1996 represent a 6.3% increase over 1995, which had increased 6.0% over year-end 1994 loans. The increases in average loan balances for 1996 were slightly below the year-end totals. Average loan balances for 1996 increased by 3.9% and 1995 average loans increased by 9.2%. The major components of the change in 1996 loan totals were an increase in both commercial and consumer installment loans, offset by a decrease in commercial real estate loans. The largest percentage increase has been in consumer installment loans, which made up 28.6% of total loans at year-end 1996 compared to 24.2% and 22.0% at year-end 1995 and 1994, respectively. This increase has been the result of a higher level of both direct and indirect auto lending. During both 1996 and 1995 the Company promoted a very competitive auto loan campaign with the purpose of increasing direct loans. A direct loan customer has much more value and potential benefit to the Company due to the potential for cross-sales of additional products or services. Indirect auto loans also increased during 1996, especially outside the market of the Company's lead bank. The Company maintained its strict underwriting standards during this period of growth. The Parent Company's Credit Administration Department performs timely reviews of loan quality and underwriting procedures in affiliate banks which experience significant increases in consumer loans.

TABLE 5: ANALYSIS OF LOANS BY TYPE

                                               DECEMBER 31
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
AMOUNT                                        (IN THOUSANDS)
------
Commercial..............  $1,184,443  $1,092,292  $1,066,621  $1,035,159  $  777,205
Agricultural............      51,649      60,128      69,206      68,148      28,880
Leases..................       2,596       2,057       2,157       1,627       1,930
Real estate -- commer-
 cial...................     258,561     300,493     281,011     280,060     140,278
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................  $1,497,249  $1,454,970  $1,418,995  $1,384,994  $  948,293
                          ----------  ----------  ----------  ----------  ----------
Bankcard................  $  183,301  $  201,048  $  188,374  $  180,345  $  145,241
Other consumer install-
 ment...................     731,661     583,433     500,298     411,037     282,726
Real estate -- residen-
 tial...................     145,478     167,077     163,554     186,097     110,061
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................  $1,060,440  $  951,558  $  852,226  $  777,479  $  538,028
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........  $2,557,689  $2,406,528  $2,271,221  $2,162,473  $1,486,321
Unearned interest.......         (48)       (390)     (1,604)     (2,712)     (3,273)
Allowance for loan loss-
 es.....................     (33,414)    (32,685)    (32,527)    (35,590)    (24,456)
                          ----------  ----------  ----------  ----------  ----------
  Net loans.............  $2,524,227  $2,373,453  $2,237,090  $2,124,171  $1,458,592
                          ==========  ==========  ==========  ==========  ==========
AS A % OF TOTAL LOANS
---------------------
Commercial..............        46.3%       45.4%       47.0%       47.9%       52.3%
Agricultural............         2.0         2.5         3.0         3.2         2.0
Leases..................         0.1         0.1         0.1         0.1         0.1
Real estate -- commer-
 cial...................        10.1        12.5        12.4        12.9         9.4
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................        58.5%       60.5%       62.5%       64.1%       63.8%
                          ----------  ----------  ----------  ----------  ----------
Bankcard................         7.2%        8.4%        8.3%        8.3%        9.8%
Other consumer install-
 ment...................        28.6        24.2        22.0        19.0        19.0
Real estate -- residen-
 tial...................         5.7         6.9         7.2         8.6         7.4
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................        41.5%       39.5%       37.5%       35.9%       36.2%
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========

  Included in Table 5 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company's loan portfolio. The focus of the Company and each of its affiliate banks is on the small to medium-sized commercial companies within their respective trade areas. The Company targets customers that will utilize multiple banking services and products. The ownership structure of the Company and the continuity of its management and relationship officers are generally viewed by customers as a significant strength of the Company and benefit to the customer. The Company's goal is to differentiate itself from the large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company's size allows it to meet this goal and at the same time offer the wide range of products most customers need. This plan has worked especially well during the recent period of bank consolidation and should continue to be a benefit. The Company has established loan production offices in markets that have experienced significant consolidation and has seen significant business development from them. In the near term, the Company has tremendous potential to increase market share as a result of the rapid consolidation of financial institutions throughout the Midwest. The Company will continue to expand its efforts to attract customers that understand and seek the advantages of banking with a company headquartered in their market.

  Commercial real estate loans have decreased to $259 million at December 31, 1996 from $300 million at year-end 1995 and $281 million at year-end 1994. As a percentage of total loans, commercial real estate loans now comprise only 10.1% of totals, compared to 12.5% and 12.4% in 1995 and 1994, respectively. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

  Bankcard loans have decreased in total and as a percentage of total loans. These loans decreased by 8.8% in 1996 and now comprise only 7.2% of total loans compared to 8.4% in 1995 and 8.3% in 1994. This decrease was the result of increased competition from banking and non-banking card issuers. This competition frequently offers favorable introductory rates in an effort to obtain transfer balances from other cards. The Company has elected not to seek loan volume in such a manner. The Company's credit and underwriting standards have become stricter as more consumers acquire multiple credit cards with revolving balances.

LOAN QUALITY

  The strength of the Company's credit standards is reflected in the credit quality of the loan portfolio. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company's nonperforming loans increased during 1996 and totaled $11.5 million at December 31, 1996. The level of nonperforming loans at year-end 1996 represents 0.45% of total loans compared to 0.15% in 1995 and 0.23% in 1994. The total for 1996 represents a 26% reduction in such loans since June 30, 1996. During the year, as questions arose concerning the ability of certain loan customers to repay their credit, the Company aggressively undertook corrective actions to either improve the quality of the credit or move it from the Company. It is worth noting that over 80% of the total nonperforming loans at year-end 1996 are represented by two credits. The Company is expecting a significant reduction on one of these credits and the other recently returned from bankruptcy. Management does not anticipate significant losses on either of these credits. The Company's nonperforming loans have not exceeded 0.5% of total loans in any of the last six years.

  At December 31, 1996 the Company had $1.6 million in other real estate owned. Totals for year-end 1995 and 1994 were $0.6 million and $5.4 million, respectively.

  Loans past due more than 90 days totaled $6.7 million, $5.3 million and $4.8 million at December 31, 1996, 1995 and 1994, respectively. Bankcard loans represented approximately 32% of these past due totals at December 31, 1996 compared to 25% for 1995.

  Key factors of the Company's loan quality program are a sound credit policy combined with periodic and independent credit reviews. All affiliate banks operate under written loan policies. Credit decisions continue to be based on the borrower's cash flow and the value of underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans by using a ranking system. In addition, the Company has an internal loan review staff that operates independently of the affiliate banks. This review team performs periodic examinations of each bank's loans for credit quality, documentation and loan administration. Loan portfolios are also reviewed by the respective regulatory authority of each affiliate bank.

  Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise 10.1% of total loans, with a history of no significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

  A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year-end 1996, $983,000 of interest due was not recorded as earned, compared to $227,000 for the prior year.

  Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. Management estimates that approximately $3,000 of additional interest would have been earned in 1996 if the terms of these loans had been performing in accordance with their original contracts. In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $221,000 of interest due as earned for 1996. The comparative amount for 1995 was $217,000.

TABLE 6: LOAN QUALITY

                                                 DECEMBER 31
                                    ------------------------------------------
                                     1996     1995    1994     1993     1992
                                    -------  ------  -------  -------  -------
                                                (IN THOUSANDS)
Nonaccrual loans................... $10,953  $2,664  $ 3,131  $ 4,639  $ 1,887
Restructured loans.................     523     985    2,149    2,553    1,205
                                    -------  ------  -------  -------  -------
  Total nonperforming loans........ $11,476  $3,649  $ 5,280  $ 7,192  $ 3,092
Other real estate owned............   1,646     626    5,388    7,187    6,932
                                    -------  ------  -------  -------  -------
  Total nonperforming assets....... $13,122  $4,275  $10,668  $14,379  $10,024
                                    =======  ======  =======  =======  =======
Nonperforming loans as a % of
 loans.............................    0.45%   0.15%    0.23%    0.33%    0.21%
Allowance as a multiple of
 nonperforming loans...............    2.91x   8.96x    6.16x    4.95x    7.91x
Nonperforming assets as a % of
 loans plus other real estate
 owned.............................    0.51%   0.18%    0.47%    0.66%    0.67%
Loans past due 90 days or more..... $ 6,704  $5,270  $ 4,779  $ 6,359  $ 4,507
As a % of loans....................    0.26%   0.22%    0.21%    0.29%    0.30%

SECURITIES

  The Company's security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing potential liquidity, the security portfolio is used as a tool to manage interest rate sensitivity. The Company's goal in the management of its securities portfolio is to maximize return within the Company's parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing primarily in U.S. Treasury obligations. The security portfolio represents the Company's second largest source of interest income. Securities available for sale and held to maturity investment securities comprised 50.4% of earning assets as of December 31, 1996, compared to 51.4% and 48.7% at year-end 1995 and 1994, respectively. Securities totaled $2.7 billion as of December 31, 1996, 1995 and 1994. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

  In December 1995, the Company adopted Financial Accounting Standards Board's "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The implementation guide allows for, among other things, the one-time reclassification of securities from the held to maturity portfolio to the available for sale portfolio, without affecting the classification or accounting treatment for the remainder of the investment portfolio. As a result, the Company reclassified mortgage-backed securities that had previously been included in the held to maturity portfolio to available for sale. The securities included in this reclassification had a book value of $86.2 million and a market value of $85.2 million. At December 31, 1996, only bank-qualified securities of state and political subdivisions were classified as held to maturity.

  Securities available for sale comprised 88% of the Company's securities portfolio at December 31, 1996 and 1995. U.S. Treasury obligations comprised 73% of the available for sale portfolio as of December 31, 1996. U.S. Agency obligations represented an additional 15% of this portfolio. Securities available for sale had a net unrealized loss of $2.8 million at year-end 1996 compared to a net unrealized gain of $5.8 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company's shareholders' equity as an unrealized loss of $1.8 million at year-end 1996 and an unrealized gain of $3.6 million for 1995.

  The securities portfolio achieved an average yield on a tax-equivalent basis of 5.79% for 1996 compared to 5.52% in 1995 and 4.94% in 1994. The Company was able to increase this yield in both 1996 and 1995 through the reinvestment of maturities and the slight lengthening of the average life of the portfolio. The average life of the securities portfolio was 25 months at December 31, 1996 and 18 months at year-end 1995. Included in Tables 7 and 8 are analyses of the cost, fair value and average yield of securities available for sale and securities held to maturity.

TABLE 7: SECURITIES AVAILABLE FOR SALE

                                                    AMORTIZED
                                                       COST    FAIR VALUE YIELD
                                                    ---------- ---------- -----
                                                          (IN THOUSANDS)
DECEMBER 31, 1996
U.S. Treasury...................................... $1,751,544 $1,749,308 5.79%
U.S. Agencies......................................    359,416    358,184 5.66
Mortgage-backed....................................    150,462    149,725 5.96
State and political subdivisions...................      2,476      2,464 5.84
Commercial paper...................................    120,707    120,707 5.83
Federal Reserve Bank Stock.........................      3,610      3,610
Equity and other...................................      1,902      3,324
                                                    ---------- ----------
  Total............................................ $2,390,117 $2,387,322
                                                    ========== ==========
DECEMBER 31, 1995
U.S. Treasury...................................... $1,679,881 $1,686,316 5.53%
U.S. Agencies......................................    498,310    498,067 5.77
Mortgage-backed....................................    147,194    145,781 5.33
Commercial paper...................................     46,450     46,450 5.82
Federal Reserve Bank Stock.........................      3,656      3,656
Equity and other...................................      1,726      2,754
                                                    ---------- ----------
  Total............................................ $2,377,217 $2,383,024
                                                    ========== ==========

TABLE 8: INVESTMENT SECURITIES

                                                AMORTIZED   FAIR   YIELD/AVERAGE
                                                  COST     VALUE     MATURITY
                                                --------- -------- -------------
                                                         (IN THOUSANDS)
DECEMBER 31, 1996
Due in 1 year or less.......................... $ 53,768  $ 53,657         6.82%
Due after 1 year through 5 years...............  194,833   195,403         6.87
Due after 5 years through 10 years.............   70,601    70,438         6.99
Due after 10 years.............................       25        27         9.52
                                                --------  --------
  Total........................................ $319,227  $319,525  3 yr. 2 mo.
                                                ========  ========
DECEMBER 31, 1995
Due in 1 year or less.......................... $ 95,686  $ 95,586         7.65%
Due after 1 year through 5 years...............  168,755   169,800         6.96
Due after 5 years through 10 years.............   46,917    47,360         7.25
Due after 10 years.............................      399       427         8.79
                                                --------  --------
  Total........................................ $311,757  $313,173  2 yr. 9 mo.
                                                ========  ========
DECEMBER 31, 1994
Due in 1 year or less.......................... $ 99,081  $ 98,564         6.23%
Due after 1 year through 5 years...............  243,800   235,357         7.35
Due after 5 years through 10 years.............   41,485    39,270         7.17
Due after 10 years.............................      468       453         9.01
                                                --------  --------
  Total........................................ $384,834  $373,644  2 yr. 5 mo.
                                                ========  ========

OTHER EARNING ASSETS

  Federal funds transactions essentially are overnight loans between financial institutions which allow for either the daily investment of excess funds or borrowing another institution's funds in order to meet short-term liquidity needs. The net purchased position at year-end 1996 was $15.0 million, compared to a net sold position of $6.9 million for year-end 1995. During 1996 and 1995, the Company was a net purchaser of federal funds, and this funding source averaged $99.3 million in 1996, compared to $55.1 million during 1995.

  The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Due to the agency arrangement, these transactions do not appear on the balance sheet and averaged $830.3 million in 1996 and $744.9 million in 1995.

  At December 31, 1996 the Company had acquired securities under an agreement to resell of $58.8 million compared to $33.9 million at year-end 1995. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $120.1 million in 1996.

  The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 1996 were $69.2 million, compared to $60.1 million in 1995, and were recorded at market value.

TABLE 9: MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                            DECEMBER 31
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Maturing within 3 months............................ $283,910 $208,828 $ 95,514
After 3 months but within 6.........................   27,143   54,454   39,756
After 6 months but within 12........................   43,089   28,534   27,124
After 12 months.....................................   21,985   32,222   29,085
                                                     -------- -------- --------
  Total............................................. $376,127 $324,038 $191,479
                                                     ======== ======== ========

DEPOSITS AND BORROWED FUNDS

  Deposits represent the Company's primary funding source for its asset base. Deposits are gathered from various sources including commercial customers, individual retail consumers and mutual fund and trust customers. Deposits totaled $5.2 billion at December 31, 1996 compared to $4.8 billion and $5.1 billion at year-end 1995 and 1994, respectively. Deposits averaged $4.7 billion, $4.6 billion and $5.0 billion in 1996, 1995 and 1994, respectively. Over the prior two years there has been a flow of funds from the banking system to other investment vehicles, including mutual funds. For customers seeking an alternative investment to bank deposits the Company offers its own mutual fund group, the Scout Funds, as well as various annuity products. The primary reason for the decrease in balances from 1994 to 1995 was deposits associated with a mutual fund processing customer which historically averaged between $200 and $300 million.

  Noninterest-bearing demand deposits averaged $1.4 billion, $1.3 billion and $1.4 billion during 1996, 1995 and 1994, respectively. These deposits represented 29.7% of average deposits in 1996 compared to 29.2% in 1995 and 28.8% in 1994. The Company's large commercial base of customers provides a significant source of noninterest-bearing deposits. Many of these commercial accounts, though they do not earn interest, receive an earnings credit to offset the cost of other services provided by the Company.

  Securities sold under agreements to repurchase totaled $599.2 million at December 31, 1996 and $672.9 million at year-end 1995. This liability averaged $606.7 million in 1996 and $485.9 million in 1995. Repurchase agreements are transactions involving the exchange of investment funds, by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

  The Company's long-term debt includes three senior note issues totaling $34 million and $2.1 million in installment notes. The senior notes include $25 million borrowed in 1993 under a medium-term program to fund bank acquisitions. Of this total, $10.0 million had an original maturity of seven years at 6.81% and $15.0 million was issued with a ten-year maturity at 7.30%. Also included in long-term debt is the Company's guarantee of a loan incurred in January, 1996 by its Employee Stock Ownership Plan. Principal and interest, at 6.10%, are due quarterly over seven years. The Plan is using Company contributions to service this debt.

TABLE 10: ANALYSIS OF AVERAGE DEPOSITS

AMOUNT                       1996        1995        1994        1993        1992
------                    ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Noninterest-bearing de-
 mand...................  $1,386,173  $1,336,804  $1,445,376  $1,273,672  $  938,322
Interest-bearing demand
 and savings............   2,056,681   2,059,661   2,365,024   2,092,048   1,559,004
Time deposits under
 $100,000...............     948,626     963,878   1,003,784     957,677     904,970
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...  $4,391,480  $4,360,343  $4,814,184  $4,323,397  $3,402,296
Time deposits of
 $100,000 or more.......     276,476     221,006     207,217     236,154     193,348
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........  $4,667,956  $4,581,349  $5,021,401  $4,559,551  $3,595,644
                          ==========  ==========  ==========  ==========  ==========
AS A % OF TOTAL DEPOSITS
------------------------
Noninterest-bearing de-
 mand...................        29.7%       29.2%       28.8%       27.9%       26.1%
Interest-bearing demand
 and savings............        44.1        45.0        47.1        45.9        43.3
Time deposits under
 $100,000...............        20.3        21.0        20.0        21.0        25.2
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...        94.1%       95.2%       95.9%       94.8%       94.6%
Time deposits of
 $100,000 or more.......         5.9         4.8         4.1         5.2         5.4
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========


TABLE 11:  SHORT-TERM DEBT

                                        1996            1995           1994
                                   ---------------  -------------  -------------
                                     AMOUNT   RATE   AMOUNT  RATE   AMOUNT  RATE
                                   ---------- ----  -------- ----  -------- ----
                                                 (IN THOUSANDS)
AT YEAR-END
-----------
Federal funds purchased........... $   15,180 6.45% $ 48,400 5.75% $139,800 4.80%
Repurchase agreements.............    599,215 4.74   672,940 3.76   661,203 2.77
Other.............................        911 4.00       501 5.02       872 3.71
                                   ----------       --------       --------
  Total........................... $  615,306 4.90% $721,841 4.53% $801,875 3.13%
                                   ==========       ========       ========
AVERAGE FOR THE YEAR
--------------------
Federal funds purchased........... $  164,796 5.25% $127,949 5.77% $166,084 4.04%
Repurchase agreements.............    606,726 4.73   485,913 5.21   498,415 3.68
Other.............................      1,034 4.10     1,121 4.31       994 3.26
                                   ----------       --------       --------
  Total........................... $  772,556 4.84% $614,983 5.32% $665,493 3.77%
MAXIMUM MONTH-END BALANCE
-------------------------
Federal funds purchased........... $  300,475       $196,000       $222,000
Repurchase agreements.............    771,856        727,393        699,216
Other.............................      2,020          2,104          1,975
                                   ----------       --------       --------
  Total........................... $1,074,351       $925,497       $923,191
                                   ==========       ========       ========

CAPITAL

  The Company places a significant emphasis on the maintenance of a strong capital position, which helps safeguard our customers' funds, promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company's ability to capitalize on business growth and acquisition opportunities. Capital is managed for each subsidiary based upon its respective risks and growth opportunities, as well as regulatory requirements.

  Total shareholders' equity was $582.5 million at December 31, 1996 compared to $576.0 million one year earlier. Included as a reduction to shareholders' equity at December 31, 1995 was $46.5 million which represented a commitment to repurchase 1,068,533 shares of common stock. Those shares were acquired by the Company and its ESOP in January, 1996. The shares acquired by the ESOP which have not been allocated to plan participants are included as a reduction to year-end 1996 shareholders' equity. See Common Stock Repurchase Commitment on page 49 for further details. As part of the same transaction that generated the above stock repurchase commitment, the Company acquired an additional 512,600 shares of common stock during the first half of 1996. In unrelated transactions during 1996 the Company acquired 268,658 additional shares of common stock. During the year, management had the opportunity to repurchase shares of the Company's stock at prices which, in management's opinion, would enhance overall shareholder value. Depending on availability, price and cash flow requirements, management will continue to consider treasury stock purchases.

  Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by "credit conversion factors" to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 14.68% and Total capital ratio of 15.63% substantially exceed the regulatory minimums.

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

  Interest rate sensitivity is measured by "gaps," which are the differences between interest-earning assets and interest-bearing liabilities which reprice or mature within a specific time interval. A positive gap indicates that interest-earning assets exceed interest-bearing liabilities within a given interval. A positive gap position results in increased net interest income when rates increase and the opposite when rates decline.

TABLE 12: RISK-BASED CAPITAL

  The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 1996, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

                                         RISK-WEIGHTED CATEGORY
                          -----------------------------------------------------
RISK-WEIGHTED ASSETS          0%         20%       50%       100%      TOTAL
--------------------      ---------- ---------- --------  ---------- ----------
                                             (IN THOUSANDS)
Loans:
 Residential mortgage...  $       -- $    1,752 $126,750  $       -- $  128,502
 All other..............          --     55,388       --   2,373,751  2,429,139
                          ---------- ---------- --------  ---------- ----------
   Total loans..........  $       -- $   57,140 $126,750  $2,373,751 $2,557,641
Securities available for
 sale:
 U.S. Treasury..........  $1,751,544 $       -- $     --  $       -- $1,751,544
 U.S. agencies and mort-
  gage-backed...........       6,660    503,218       --          --    509,878
 State and political
  subdivisions..........          --      2,476       --          --      2,476
 Commercial paper and
  other.................       3,610         --       --     122,609    126,219
                          ---------- ---------- --------  ---------- ----------
   Total securities
    available for sale..  $1,761,814 $  505,694 $     --  $  122,609 $2,390,117
Investment securities...          --    302,099   17,128          --    319,227
Trading securities......      39,830     39,694       --         290     79,814
Federal funds and resell
 agreements.............          --     58,960       --          --     58,960
Cash and due from banks.     235,418    537,213       --          --    772,631
All other assets........          --         --       --     302,331    302,331
                          ---------- ---------- --------  ---------- ----------
   Category totals......  $2,037,062 $1,500,800 $143,878  $2,798,981 $6,480,721
                          ---------- ---------- --------  ---------- ----------
Risk-weighted totals....  $       -- $  300,160 $ 71,939  $2,798,981 $3,171,080
Off-balance-sheet items
 (risk-weighted)........          --      1,713        2     347,958    349,673
                          ---------- ---------- --------  ---------- ----------
   Total risk-weighted
    assets..............  $       -- $  301,873 $ 71,941  $3,146,939 $3,520,753
                          ========== ========== ========  ========== ==========
CAPITAL                                          TIER 1     TIER 2     TOTAL
-------                                         --------  ---------- ----------
Shareholders'equity...........................  $584,232  $       -- $  584,232
Less premium on purchased banks...............   (67,474)         --    (67,474)
Allowance for loan losses.....................        --      33,414     33,414
                                                --------  ---------- ----------
   Total capital..............................  $516,758  $   33,414 $  550,172
                                                ========  ========== ==========
CAPITAL RATIOS
--------------
Tier 1 capital to risk-weighted assets........                            14.68%
Total capital to risk-weighted assets.........                            15.63
Leverage ratio (Tier 1 to total assets less
 premium on purchased banks)..................                             8.02
                                                                     ==========

  Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 14 is a static gap analysis which presents the Company's assets and liabilities based on their repricing or maturity characteristics. This analysis shows that for the 180-day interval beginning January 1, 1997, the Company is in a negative gap position because liabilities maturing or repricing during this time exceed assets. At the one-year period the Company is evenly matched as repricing or maturing assets approximate liabilities. At December 31, 1995 the Company had a positive cumulative gap at the one-year interval of $564.8 million. The change to an evenly-matched position at year-end 1996 was primarily due to an increase in the average life of the securities portfolio by seven months.

  In management's opinion the static gap report tends to overstate the interest rate risk of the Company due to certain factors which are not measured on a static or snapshot analysis. A static gap analysis assumes that all liabilities reprice based on their contractual term. However, the effect of rate increases on core deposits, approximately 94.1% of total deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact of rising interest rates when the Company has more liabilities repricing than assets. In addition, a static analysis ignores the impact of changes in the mix and volume of interest-bearing assets and liabilities. During 1996, the Company's loans increased as a percentage of total earning assets and noninterest-bearing demand deposit accounts represented a larger component of total funding sources. Due to the limitations of a static gap analysis, the Company also monitors and manages interest rate risk through the use of simulation models. These models allow for input of various factors and assumptions which influence interest rate risk. This method presents a more realistic view of the impact on the Company's earnings resulting from movement in interest rates.

  The Company will continue to manage its interest rate risk using static gap analysis along with other tools which help measure the impact of various interest rate scenarios. The Company does not use off-balance-sheet hedges or swaps to manage this risk.

TABLE 13: RATE SENSITIVITY AND MATURITY OF LOANS

  The following table presents the rate sensitivity of certain loans maturing after 1997, compared with the total loan portfolio as of December 31, 1996. Of the $1,491,395,000 of loans due after 1997, $990,110,000 are to individuals for the purchase of residential dwellings and other consumer goods including automobiles. The remaining $501,285,000 is for all other purposes and reflects maturities of $362,004,000 in 1998 through 2001 and $139,281,000 after 2001.

                                                               DECEMBER 31, 1996
                                                               -----------------
                                                                (IN THOUSANDS)
Loans due in 1997:
 Residential homes and consumer goods.........................    $   64,447
 All other....................................................     1,001,847
                                                                  ----------
    Total.....................................................    $1,066,294
                                                                  ----------
Loans due after 1997:
 Variable interest rate.......................................    $  460,143
 Fixed interest rate..........................................     1,031,252
                                                                  ----------
    Total.....................................................    $1,491,395
                                                                  ----------
Unearned interest and allowance for loan losses...............       (33,462)
                                                                  ----------
   Net loans..................................................    $2,524,227
                                                                  ==========

TABLE 14: INTEREST RATE SENSITIVITY ANALYSIS

                            1-90
DECEMBER 31, 1996           DAYS    91-180 DAYS 181-365 DAYS  TOTAL    OVER 365 DAYS  TOTAL
-----------------         --------  ----------- ------------ --------  ------------- --------
                                                    (IN MILLIONS)
Earning assets
Loans...................  $1,382.5    $174.2       $254.4    $1,811.1    $  746.5    $2,557.6
Securities*.............     448.9     123.1        291.0       863.0     1,843.6     2,706.6
Federal funds sold and
 resell
 agreements.............      59.0        --           --        59.0          --        59.0
Other...................      79.8        --           --        79.8          --        79.8
                          --------    ------       ------    --------    --------    --------
  Total earning assets..  $1,970.2    $297.3       $545.4    $2,812.9    $2,590.1    $5,403.0
                          --------    ------       ------    --------    --------    --------
  % of total earning as-
   sets.................      36.5%      5.5%        10.1%       52.1%       47.9%      100.0%
                          --------    ------       ------    --------    --------    --------
Funding sources
 Interest-bearing demand
 and
 savings................  $1,179.9    $   --       $   --    $1,179.9    $  992.0    $2,171.9
Time deposits...........     497.5     245.1        262.1     1,004.7       289.4     1,294.1
Federal funds purchased
 and repurchase agree-
 ments..................     614.4        --           --       614.4          --       614.4
Borrowed funds..........       1.5        .5          5.6         7.6        44.7        52.3
Noninterest-bearing
 sources................        --        --           --          --     1,270.3     1,270.3
                          --------    ------       ------    --------    --------    --------
  Total funding sources.  $2,293.3    $245.6       $267.7    $2,806.6    $2,596.4    $5,403.0
                          --------    ------       ------    --------    --------    --------
  % of total earning as-
   sets.................      42.4%      4.5%         5.0%       51.9%       48.1%      100.0%
                          --------    ------       ------    --------    --------    --------
Interest sensitivity
 gap....................  $ (323.1)   $ 51.7       $277.7    $    6.3    $   (6.3)
Cumulative gap..........    (323.1)   (271.4)         6.3         6.3          --
  As a % of total earn-
   ing assets...........       6.0%      5.0%          .1%         .1%         --%
Ratio of earning assets
 to funding sources.....       .86      1.21         2.04        1.00        1.00
Cumulative ratio--1996..       .86       .89         1.00        1.00        1.00
--1995..................      1.00      1.05         1.20        1.20        1.00
--1994..................       .89       .95         1.12        1.12        1.00

--------

  *Includes securities available for sale based on scheduled maturity dates.

LIQUIDITY

  Liquidity represents the Company's ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The primary source of liquidity for the Company is regularly scheduled payments on and maturities of assets along with $2.4 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Parent Company or its subsidiaries are active in the debt market. The traditional funding source for the Company's subsidiary banks has been core deposits. The Parent Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. These notes are rated A3 by Moody's Investor Service and A- by Standard & Poors. Based upon regular contact with brokerage firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

  The parent company's cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be in the future. The Company's subsidiary banks are subject to various rules, depending on their location and primary regulator, regarding the payment of dividends to the Parent Company. For the most part, all banks can pay dividends at least equal to their current year's earnings without seeking prior regulatory approval. From time to time, approvals have been requested to allow a subsidiary bank to pay a dividend in excess of their current capacity. All such requests have been approved.

TABLE 15:  SUMMARY OF OPERATING RESULTS BY QUARTER (UNAUDITED)

                                                   THREE MONTHS ENDED
                                            --------------------------------
                                                              SEPT.
                                            MARCH 31 JUNE 30   30    DEC. 31
                                            -------- ------- ------- -------
                                             (IN THOUSANDS EXCEPT PER SHARE
                                                         DATA)
1996
Interest income............................ $93,419  $91,823 $93,390 $93,445
Interest expense...........................  41,686   41,154  40,757  40,984
                                            -------  ------- ------- -------
  Net interest income...................... $51,733  $50,669 $52,633 $52,461
Provision for loan losses..................   4,827    1,828   1,821   2,089
Noninterest income.........................  39,986   32,000  31,191  32,230
Noninterest expense........................  59,217   59,172  61,291  67,128
Income tax provision.......................   9,679    7,126   6,678   4,515
                                            -------  ------- ------- -------
  Net income............................... $17,996  $14,543 $14,034 $10,959
                                            =======  ======= ======= =======
1995
Interest income............................ $88,574  $88,862 $88,560 $91,059
Interest expense...........................  40,426   39,208  38,689  39,464
                                            -------  ------- ------- -------
  Net interest income...................... $48,148  $49,654 $49,871 $51,595
Provision for loan losses..................     926      925   1,181   2,058
Noninterest income.........................  30,615   28,952  27,589  29,845
Noninterest expense........................  58,643   59,847  57,810  57,256
Income tax provision.......................   6,339    5,739   6,189   7,180
                                            -------  ------- ------- -------
  Net income............................... $12,855  $12,095 $12,280 $14,946
                                            =======  ======= ======= =======
                                                   THREE MONTHS ENDED
                                            --------------------------------
                                                              SEPT.
                                            MARCH 31 JUNE 30   30    DEC. 31
                                            -------- ------- ------- -------
PER SHARE 1996
Net income................................. $  0.89  $  0.72 $  0.71 $  0.56
Dividend...................................    0.19     0.19    0.19    0.19
Book value.................................   28.10    28.09   28.72   29.54
Market price:
 High......................................   40.24    38.33   38.33   41.75
 Low.......................................   32.14    32.86   33.57   37.14
 Close.....................................   36.67    35.00   36.19   40.50
PER SHARE 1995
Net income................................. $  0.59  $  0.55 $  0.56 $  0.70
Dividend...................................    0.17     0.17    0.17    0.17
Book value.................................   26.68    27.67   28.18   28.12
Market price:
 High......................................   27.28    31.82   36.80   43.10
 Low.......................................   25.97    25.97   30.95   31.43
 Close.....................................   25.97    31.60   36.80   33.57

--------
Per share information restated for the 5% stock dividend paid January 2, 1997.

                           UMB FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                       DECEMBER 31
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
ASSETS
Loans:
 Commercial, financial and agricultural....  $1,236,092  $1,152,420  $1,135,827
 Consumer..................................     914,962     784,481     688,672
 Real estate...............................     404,039     467,570     444,565
 Leases....................................       2,596       2,057       2,157
 Unearned interest.........................         (48)       (390)     (1,604)
 Allowance for loan losses.................     (33,414)    (32,685)    (32,527)
                                             ----------  ----------  ----------
 Net loans.................................  $2,524,227  $2,373,453  $2,237,090
Securities available for sale:
 U.S. Treasury and agencies................  $2,107,492  $2,184,383  $2,211,711
 State and political subdivisions..........       2,464          --          --
 Mortgage-backed...........................     149,725     145,781      55,477
 Commercial paper and other................     127,641      52,860       8,025
                                             ----------  ----------  ----------
 Total securities available for sale.......  $2,387,322  $2,383,024  $2,275,213
Investment securities:
 State and political subdivisions..........  $  319,227  $  311,757  $  298,556
 Mortgage-backed...........................          --          --      86,278
                                             ----------  ----------  ----------
 Total investment securities (market value
  of $319,525, $313,173 and $373,644, re-
  spectively)..............................  $  319,227  $  311,757  $  384,834
Federal funds sold.........................         170      55,300     289,414
Securities purchased under agreements to
 resell....................................      58,790      33,865     244,685
Trading securities and other...............      79,814      86,011      30,982
                                             ----------  ----------  ----------
 Total earning assets......................  $5,369,550  $5,243,410  $5,462,218
Cash and due from banks....................     772,631     696,407     770,813
Bank premises and equipment, net...........     152,909     147,576     130,261
Accrued income.............................      72,717      79,087      81,219
Premiums on and intangibles of purchased
 banks.....................................      67,474      74,739      78,091
Other assets...............................      76,705      40,109      76,418
                                             ----------  ----------  ----------
 Total assets..............................  $6,511,986  $6,281,328  $6,599,020
                                             ==========  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand................  $1,724,486  $1,636,145  $1,570,478
 Interest-bearing demand and savings.......   2,171,938   1,875,834   2,421,149
 Time deposits under $100,000..............     917,983     977,666     949,728
 Time deposits of $100,000 or more.........     376,127     324,038     191,479
                                             ----------  ----------  ----------
 Total deposits............................  $5,190,534  $4,813,683  $5,132,834
Federal funds purchased....................      15,180      48,400     139,800
Securities sold under agreements to repur-
 chase.....................................     599,215     672,940     661,203
Short-term debt............................         911         501         872
Long-term debt.............................      51,350      40,736      46,330
Accrued expenses and taxes.................      46,887      63,135      38,638
Other liabilities..........................      25,432      19,493      22,037
                                             ----------  ----------  ----------
 Total liabilities.........................  $5,929,509  $5,658,888  $6,041,714
                                             ----------  ----------  ----------
Common stock repurchase commitment.........  $       --  $   46,481  $       --
                                             ----------  ----------  ----------
Common stock, $1.00 par. Authorized
 33,000,000 shares; 23,503,084 shares is-
 sued......................................  $   23,503  $   22,548  $   20,678
Capital surplus............................     558,073     522,892     442,606
Retained earnings..........................     142,947     136,943     182,159
Net unrealized gain (loss) on securities
 available for sale........................      (1,755)      3,612     (35,211)
Unearned ESOP shares.......................     (15,003)         --          --
Treasury stock 3,424,176; 1,972,239; and
 1,676,451 shares, at cost, respectively...    (125,288)    (63,555)    (52,926)
Common stock repurchase commitment,
 1,068,533 shares at December 31, 1995.....          --     (46,481)         --
                                             ----------  ----------  ----------
 Total shareholders' equity................  $  582,477  $  575,959  $  557,306
                                             ----------  ----------  ----------
 Total liabilities and shareholders' equi-
  ty.......................................  $6,511,986  $6,281,328  $6,599,020
                                             ==========  ==========  ==========

               See Notes to Financial Statements, pages A26-A-42.

                           UMB FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                                            YEAR ENDED DECEMBER 31
                                -----------------------------------------------
                                     1996            1995            1994
                                --------------- --------------- ---------------
                                (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
INTEREST INCOME
Loans.........................  $       220,568 $       217,701 $       171,905
Securities available for sale.          122,883         110,549         121,943
Investment securities:
 Taxable interest.............  $           904 $           974 $           954
 Tax-exempt interest..........           13,641          13,276          11,743
                                --------------- --------------- ---------------
 Total investment securities
  income......................  $        14,545 $        14,250 $        12,697
Federal funds and resell
 agreements...................           10,013          11,003          13,626
Trading securities and other..            4,068           3,552           3,089
                                --------------- --------------- ---------------
 Total interest income........  $       372,077 $       357,055 $       323,260
                                --------------- --------------- ---------------
INTEREST EXPENSE
Deposits......................  $       123,135 $       121,594 $       106,958
Federal funds and repurchase
 agreements...................           37,380          32,685          25,057
Short-term debt...............               42              48              33
Long-term debt................            4,024           3,460           4,016
                                --------------- --------------- ---------------
 Total interest expense.......  $       164,581 $       157,787 $       136,064
                                --------------- --------------- ---------------
Net interest income...........  $       207,496 $       199,268 $       187,196
Provision for loan losses.....           10,565           5,090           2,640
                                --------------- --------------- ---------------
 Net interest income after
  provision...................  $       196,931 $       194,178 $       184,556
                                --------------- --------------- ---------------
NONINTEREST INCOME
Trust fees....................  $        41,531 $        35,864 $        34,992
Securities processing.........            9,486          10,494          12,460
Trading and investment bank-
 ing..........................           12,790          11,178           9,932
Service charges on deposit ac-
 counts.......................           33,368          33,177          32,855
Other service charges and
 fees.........................           15,705          11,272          11,695
Bankcard fees.................            6,335           6,757           8,202
Net security gains............              473           1,416           3,632
Other.........................           15,719           6,843           5,334
                                --------------- --------------- ---------------
 Total noninterest income.....  $       135,407 $       117,001 $       119,102
                                --------------- --------------- ---------------
NONINTEREST EXPENSE
Salaries and employee bene-
 fits.........................  $       131,411 $       122,556 $       121,304
Occupancy, net................           17,900          15,963          15,096
Equipment.....................           24,681          22,283          20,727
Supplies and services.........           18,778          19,165          19,189
Bankcard processing...........            7,162           5,781           3,134
Marketing and business devel-
 opment.......................           15,298          13,079          12,465
FDIC and regulatory fees......            1,309           7,636          12,225
Amortization of intangibles of
 purchased banks..............            7,347           7,120           7,128
Other.........................           22,922          19,973          21,991
                                --------------- --------------- ---------------
 Total noninterest expense....  $       246,808 $       233,556 $       233,259
                                --------------- --------------- ---------------
Income before income taxes....  $        85,530 $        77,623 $        70,399
Income tax provision..........           27,998          25,447          22,585
                                --------------- --------------- ---------------
 Net income...................  $        57,532 $        52,176 $        47,814
                                =============== =============== ===============
Per Share Data
Net income....................  $          2.89 $          2.40 $          2.15
Dividends.....................  $          0.76 $          0.70 $          0.66
Average shares outstanding....       19,938,439      21,635,818      22,031,313
                                =============== =============== ===============

               See Notes to Financial Statements, pages A26-A-42.

                           UMB FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31
                                            -----------------------------------
                                               1996         1995        1994
                                            -----------  -----------  ---------
                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income...............................  $    57,532  $    52,176  $  47,814
 Adjustments to reconcile net income to
  net cash provided by operating activi-
  ties:
 Provision for loan losses................       10,565        5,090      2,640
 Depreciation and amortization............       23,828       23,436     22,291
 Deferred income taxes....................       (4,022)      (3,955)       390
 Net (increase) decrease in trading secu-
  rities..................................        6,197      (55,029)    42,860
 Gains on sales of securities available
  for sale................................         (474)      (3,734)    (3,719)
 Losses on sales of securities available
  for sale................................            1        2,318         87
 Gain on sale of merchant bankcard
  processsing rights......................       (9,800)          --         --
 Earned ESOP shares.......................        2,220           --         --
 Amortization of securities premium, net
  of discount accretion...................       21,983       32,725     44,368
 Changes in:
  Accrued income..........................        6,370        3,415     (8,668)
  Accrued expenses and taxes..............      (10,603)      20,631     (7,013)
 Other, net...............................         (129)        (678)       371
                                            -----------  -----------  ---------
 Net cash provided by operating activi-
  ties....................................  $   103,668  $    76,395  $ 141,421
                                            -----------  -----------  ---------
INVESTING ACTIVITIES
 Proceeds from sales of securities avail-
  able for sale...........................  $    10,657  $   411,351  $ 150,570
 Proceeds from maturities of:
 Investment securities....................      102,024      112,173    133,721
 Securities available for sale............    1,892,878    1,582,810    844,237
 Purchases of:
 Investment securities....................     (111,633)    (117,406)  (242,492)
 Securities available for sale............   (1,935,820)  (1,922,546)  (687,722)
 Net increase in loans....................     (161,339)     (93,440)  (115,559)
 Net (increase) decrease in federal funds
  sold and resell agreements..............       30,205      449,134   (194,924)
 Proceeds from sale of merchant bankcard
  processing rights.......................        9,800           --         --
 Purchases of bank premises and equipment.      (22,028)     (27,884)   (16,741)
 Proceeds from sales of bank premises and
  equipment...............................          234          551        216
 Purchases of financial organizations, net
  of cash received........................           --      (11,147)        --
 Other, net...............................      (29,004)      14,728    (13,765)
                                            -----------  -----------  ---------
 Net cash provided by (used in) investing
  activities..............................  $  (214,026) $   398,324  $(142,459)
                                            -----------  -----------  ---------
FINANCING ACTIVITIES
 Net increase (decrease) in demand and
  savings deposits........................  $   384,445  $  (530,827) $ 130,852
 Net increase (decrease) in time deposits.       (7,594)     101,852   (167,903)
 Net increase (decrease) in federal funds
  purchased and repurchase agreements.....     (106,945)     (88,320)   175,921
 Net increase (decrease) in short-term
  debt....................................          410         (371)      (581)
 Repayments of long-term debt.............       (6,667)      (5,594)    (5,199)
 Cash dividends...........................      (15,216)     (15,114)   (14,669)
 Purchases of treasury stock..............      (62,234)     (11,098)   (13,318)
 Proceeds from issuance of treasury stock.          383          347        380
                                            -----------  -----------  ---------
 Net cash provided by (used in) financing
  activities..............................  $   186,582  $  (549,125) $ 105,483
                                            -----------  -----------  ---------
Increase (decrease) in cash and due from
 banks....................................  $    76,224  $   (74,406) $ 104,445
Cash and due from banks at beginning of
 year.....................................      696,407      770,813    666,368
                                            -----------  -----------  ---------
Cash and due from banks at end of year....  $   772,631  $   696,407  $ 770,813
                                            ===========  ===========  =========
Supplemental disclosures:
 Income taxes paid........................  $    33,558  $    28,717  $  27,983
 Total interest paid......................      170,521      153,758    134,575

--------
Note: Certain noncash transactions regarding the adoption of SFAS No. 115, and guaranteed ESOP debt transactions and common stock issued for acquisitions or subject to repurchase commitment are disclosed in the accompanying financial statements and notes to financial statements.

               See Notes to Financial Statements, pages A26-A42.

                           UMB FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              NET
                                                          UNREALIZED               REPURCHASE
                           COMMON    CAPITAL   RETAINED  HOLDING GAINS TREASURY    COMMITMENT/
                            STOCK    SURPLUS   EARNINGS     (LOSSES)     STOCK    UNEARNED ESOP
                          ---------  --------  --------  ------------- ---------  -------------
Balance -- January 1,
 1994...................  $ 236,579  $167,368  $208,557    $ 14,333    $ (40,194)   $     --
Net income..............         --        --    47,814          --           --          --
Cash dividends ($0.66
 per share).............         --        --   (14,669)         --           --          --
Adjust stock par value..   (217,652)  217,652        --          --           --          --
Stock dividend (10%)....      1,751    57,792   (59,543)         --           --          --
Purchase of treasury
 stock..................         --        --        --          --      (13,318)         --
Exercise of stock op-
 tions..................         --      (206)       --          --          586          --
Net change in unrealized
 gain/loss on securities
 available for sale.....         --        --        --     (49,544)          --          --
                          ---------  --------  --------    --------    ---------    --------
Balance -- December 31,
 1994...................  $  20,678  $442,606  $182,159    $(35,211)   $ (52,926)   $     --
Net income..............         --        --    52,176          --           --          --
Cash dividends ($0.70
 per share).............         --        --   (15,114)         --           --          --
Stock dividend (10%)....      1,870    80,408   (82,278)         --           --
Purchase of treasury
 stock..................         --        --        --          --      (11,098)         --
Exercise of stock op-
 tions..................         --      (122)       --          --          469          --
Net change in unrealized
 gain/loss on securities
 available for sale.....         --        --        --      38,823           --          --
Common stock repurchase
 commitment.............         --        --        --          --           --     (46,481)
                          ---------  --------  --------    --------    ---------    --------
Balance -- December 31,
 1995...................  $  22,548  $522,892  $136,943    $  3,612    $ (63,555)   $(46,481)
Net income..............         --        --    57,532          --           --          --
Cash dividends ($0.76
 per share).............         --        --   (15,216)         --           --          --
Stock dividend (5%).....        955    35,357   (36,312)         --           --          --
Shares purchased by
 ESOP...................         --        --        --          --           --      16,530
Guaranteed ESOP obliga-
 tion...................         --        --        --          --           --     (17,281)
Earned ESOP shares......         --       (58)       --          --           --       2,278
Purchase of treasury
 stock..................         --        --        --          --      (62,234)     29,951
Exercise of stock op-
 tions..................         --      (118)       --          --          501          --
Net change in unrealized
 gain/loss on securities
 available for sale.....         --        --        --      (5,367)          --          --
                          ---------  --------  --------    --------    ---------    --------
Balance -- December 31,
 1996...................  $  23,503  $558,073  $142,947    $ (1,755)   $(125,288)   $(15,003)
                          =========  ========  ========    ========    =========    ========




               See Notes to Financial Statements, pages A26-A42.

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

  CONSOLIDATION -- All subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions have been eliminated where significant.

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

  A loan is considered to be impaired when management believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation allowance equal to the carrying amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan's effective rate based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Real estate and consumer loans are collectively evaluated for impairment. Commercial loans are evaluated for impairment on a loan-by-loan basis.

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

                           UMB FINANCIAL CORPORATION

  In conjunction with the adoption of the Implementation Guide for SFAS No. 115 issued by the Financial Accounting Standards Board, the Company reassessed its intent to hold a portion of its mortgage-backed securities portfolio to maturity. Accordingly, on December 22, 1995, the Company reclassified its mortgage-backed securities portfolio, with a book value of $86.2 million and a market value of $85.2 million, to available for sale.

  INVESTMENT SECURITIES -- Investment securities are carried at amortized historical cost based on management's intention, and the Company's ability, to hold them to maturity. The Company classifies most securities of state and political subdivisions as investment securities. Certain significant unforeseeable changes in circumstances may cause a change in the intent to hold these securities to maturity. For example, such changes may include a deterioration in the issuer's creditworthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

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

  PER SHARE DATA -- Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. All per share presentations have been restated to give effect to the 5% stock dividend paid January 2, 1997 to the shareholders of record as of December 11, 1996. The dilutive effect of shares issuable under stock options granted by the Company is immaterial.

  RECLASSIFICATIONS -- Certain reclassifications were made to the 1995 and 1994 financial statements to conform to the current year presentation.

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

  ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS -- The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." This Statement, which was effective for the Company on January 1, 1996, establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. This Statement did not have a material effect on the consolidated financial statements.

                           UMB FINANCIAL CORPORATION

  ACCOUNTING FOR TRANSFER AND SERVICING OF FINANCIAL ASSETS -- On January 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which is an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement established accounting standards for originated mortgage servicing rights. The adoption of this statement did not have a significant effect on the Company's financial position or results of operation.

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which will become effective for the Company for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" receivables shall be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. The Statement provides that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer, and servicing assets and liabilities be subsequently measured by (1) amortization in proportion to and over the period of estimated net servicing income or loss, and (2) assessment for asset impairment or increased obligation based on their fair values. The company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

  In December 1996, the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." This Statement defers implementation requirements of SFAS No. 125 relating to repurchase agreements, securities lending and similar transactions until transactions entered into after December 31, 1997.

  ACCOUNTING FOR STOCK-BASED COMPENSATION -- Effective as of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," requires increased disclosure of compensation expense arising from both fixed and performance stock compensation plans. Compensation is measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. SFAS No. 123 encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting under APB Opinion No. 25, which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company continues to apply APB Opinion No. 25 in its financial statements and discloses pro forma net income and earnings per share in a footnote to the financial statements, determined as if the Company applied the new method.

ACQUISITIONS

  On December 13, 1995, the Company acquired First Sooner Bancshares, the one-bank holding company of The Oklahoma Bank, Oklahoma City, Oklahoma (now UMB Oklahoma Bank), for $12.7 million. The acquisition was funded with existing working capital. The acquisition of this $139 million bank was recorded as a purchase, with $3.3 million recorded as premium on purchased bank. This acquisition was not deemed to be material in relation to the consolidated results of the Company.

                           UMB FINANCIAL CORPORATION

ALLOWANCE FOR LOAN LOSSES

  The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 1996 (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
Allowance -- beginning of year..................... $ 32,685  $32,527  $35,590
Allowances of acquired banks.......................       --      485       --
Additions (deductions):
 Charge-offs....................................... $(12,335) $(8,090) $(8,269)
 Recoveries........................................    2,499    2,673    2,566
                                                    --------  -------  -------
  Net charge-offs.................................. $ (9,836) $(5,417) $(5,703)
Provision charged to expense.......................   10,565    5,090    2,640
                                                    --------  -------  -------
Allowance -- end of year........................... $ 33,414  $32,685  $32,527
                                                    ========  =======  =======

  The amount of loans considered to be impaired under SFAS No. 114 was $9,325,000 at December 31, 1996 and $1,069,000 at December 31, 1995. All of
the loans were on a nonaccrual basis or had been restructured. Included in the impaired loans, at December 31, 1996 was $8,064,000 of loans for which the related allowance was $1,203,000. The remaining $1,261,000 of impaired loans did not have an allowance for loan losses as a result of write-downs and supporting collateral value. At December 31, 1995 there was $385,000 of impaired loans with a related allowance of $141,000, and $684,000 of impaired loans which did not have an allowance. The average recorded investment in impaired loans was approximately $8,192,000 during the year ended December 31, 1996 and $1,008,000 during the year ended December 31, 1995. The Company had no material amount recorded as interest income on impaired loans for either year.

                           UMB FINANCIAL CORPORATION

SECURITIES AVAILABLE FOR SALE

  The table below provides detailed information for securities available for sale at December 31, 1996, 1995 and 1994 (in thousands):

                                                     DECEMBER 31
                                     -------------------------------------------
                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
1996
U.S. Treasury....................... $1,751,544  $ 4,329    $ (6,565) $1,749,308
U.S. Agencies.......................    359,416      127      (1,359)    358,184
Mortgage-backed.....................    150,462       88        (825)    149,725
State and political subdivisions....      2,476       --         (12)      2,464
Commercial paper....................    120,707       --          --     120,707
Federal Reserve Bank Stock..........      3,610       --          --       3,610
Equity and other....................      1,902    1,422          --       3,324
                                     ----------  -------    --------  ----------
 Total.............................. $2,390,117  $ 5,966    $ (8,761) $2,387,322
                                     ==========  =======    ========  ==========
1995
U.S. Treasury....................... $1,679,881  $ 8,928    $ (2,493) $1,686,316
U.S. Agencies.......................    498,310      679        (922)    498,067
Mortgage-backed.....................    147,194      162      (1,575)    145,781
Commercial paper....................     46,450       --          --      46,450
Federal Reserve Bank Stock..........      3,656       --          --       3,656
Equity and other....................      1,726    1,028          --       2,754
                                     ----------  -------    --------  ----------
 Total.............................. $2,377,217  $10,797    $ (4,990) $2,383,024
                                     ==========  =======    ========  ==========
1994
U.S. Treasury....................... $2,197,912  $    76    $(55,571) $2,142,417
U.S. Agencies.......................     69,774      115        (595)     69,294
Mortgage-backed.....................     57,969       57      (2,549)     55,477
Federal Reserve Bank Stock..........      3,656       --          --       3,656
Equity and other....................      2,885    1,544         (60)      4,369
                                     ----------  -------    --------  ----------
 Total.............................. $2,332,196  $ 1,792    $(58,775) $2,275,213
                                     ==========  =======    ========  ==========

  The following table presents contractual maturity information for securities available for sale at December 31, 1996. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Due in 1 year or less.................................... $  624,567 $  624,836
Due after 1 year through 5 years.........................  1,485,265  1,481,595
Due after 5 years through 10 years.......................      2,652      2,574
Due after 10 years.......................................        952        951
                                                          ---------- ----------
 Total................................................... $2,113,436 $2,109,956
                                                          ---------- ----------
Mortgage-backed securities...............................    150,462    149,725
Commercial paper.........................................    120,707    120,707
Equity securities and other..............................      5,512      6,934
                                                          ---------- ----------
 Total securities available for sale..................... $2,390,117 $2,387,322
                                                          ========== ==========

                           UMB FINANCIAL CORPORATION

  Securities available for sale with a market value of $1,832,291,000 at December 31, 1996, $1,784,018,000 at December 31, 1995, and $1,476,231,000 at
December 31, 1994, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

  During 1996, proceeds from the sales of securities available for sale were $10,657,000 compared to $411,351,000 for 1995. Securities transactions resulted in gross realized gains of $474,000 for 1996 and $3,734,000 for 1995. The gross realized losses were $1,000 for 1996 and $2,318,000 for 1995.

  The net unrealized holding gains (losses) on trading securities at December 31, 1996 and 1995, were $(34,000) and $77,000, respectively, and were included in trading and investment banking income.

INVESTMENT SECURITIES

  The table below provides detailed information for investment securities at December 31, 1996, 1995 and 1994 (in thousands):

                                                      DECEMBER 31
                                        ----------------------------------------
                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- --------
1996
State and political subdivisions....... $319,227    $1,722    $ (1,424) $319,525
                                        ========    ======    ========  ========
1995
State and political subdivisions....... $311,757    $2,435    $ (1,019) $313,173
                                        ========    ======    ========  ========
1994
Mortgage-backed........................ $ 86,278    $   --    $ (5,340) $ 80,938
State and political subdivisions.......  298,556       823      (6,673)  292,706
                                        --------    ------    --------  --------
  Total................................ $384,834    $  823    $(12,013) $373,644
                                        ========    ======    ========  ========

  The following table presents contractual maturity information for investment securities at December 31, 1996. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
                                                               (IN THOUSANDS)
Due in 1 year or less....................................... $ 53,768  $ 53,657
Due after 1 year through 5 years............................  194,833   195,403
Due after 5 years through 10 years..........................   70,601    70,438
Due after 10 years..........................................       25        27
                                                             --------  --------
  Total investment securities............................... $319,227  $319,525
                                                             ========  ========

  There were no sales of investment securities during 1996, 1995 or 1994.

  Investment securities with a market value of $50,844,000 at December 31, 1996, $36,627,000 at December 31, 1995 and $1,190,000 at December 31, 1994,
were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

LOANS TO MANAGEMENT

  Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including

                           UMB FINANCIAL CORPORATION
interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 1996, 1995 and 1994, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

                                                   YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------
Balance -- beginning of year................... $ 178,439  $ 158,330  $ 111,921
 New loans.....................................   892,558    798,688    458,400
 Repayments....................................  (887,306)  (778,579)  (411,991)
                                                ---------  ---------  ---------
Balance -- end of year......................... $ 183,691  $ 178,439  $ 158,330
                                                =========  =========  =========

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on accelerated methods. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Bank premises and equipment consisted of the following (in thousands):

                                                          DECEMBER 31
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Land.............................................. $ 33,033  $ 31,975  $ 29,873
Buildings and leasehold improvements..............  154,878   146,411   134,401
Equipment.........................................  149,350   138,558   122,025
                                                   --------  --------  --------
                                                   $337,261  $316,944  $286,299
Accumulated depreciation.......................... (184,352) (169,368) (156,038)
                                                   --------  --------  --------
Bank premises and equipment, net.................. $152,909  $147,576  $130,261
                                                   ========  ========  ========

  Consolidated rental and operating lease expenses were $2,722,000 in 1996, $2,820,000 in 1995, and $2,522,000 in 1994. Minimum rental commitments as of December 31, 1996, for all noncancelable operating leases are: 1997 -- $2,268,000; 1998 -- $2,197,000; 1999 -- $1,804,000; 2000 -- $1,023,000; 2001
-- $1,000,000; and thereafter -- $12,061,000.

BORROWED FUNDS

  The components of the Company's short-term and long-term debt were as follows (in thousands):

                                                              DECEMBER 31
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
SHORT-TERM DEBT
U.S. Treasury demand notes and other................... $   911 $   501 $   872
                                                        ------- ------- -------
LONG-TERM DEBT
6.81% senior notes due 2000............................ $10,000 $10,000 $10,000
7.30% senior notes due 2003............................  15,000  15,000  15,000
9.15% senior notes due 1999............................   9,000  12,000  15,000
7.50% notes maturing serially through 1997.............   1,546   3,093   4,639
8.00% note maturing serially through 2000..............     556     643     724
8.83% senior notes due 1996............................      --      --     890
7.50% note maturing serially through 2015..............      --      --      77
ESOP debt guarantee....................................  15,248      --      --
                                                        ------- ------- -------
  Total long-term debt................................. $51,350 $40,736 $46,330
                                                        ------- ------- -------
  Total borrowed funds................................. $52,261 $41,237 $47,202
                                                        ======= ======= =======

                           UMB FINANCIAL CORPORATION

  Long-term debt represents direct, unsecured obligations of the parent company and a guarantee by the Company of debt of the Company's ESOP plan. The senior notes due in 2000 and 2003 cannot be redeemed prior to stated maturity. The senior notes due in 1999 require annual redemptions of $3,000,000 which began in 1995. The 7.50% notes that mature in 1997 require annual principal payments of $1,546,000. The ESOP installment note, secured by shares of the Company's stock, bears interest at a rate of 6.10% and requires quarterly principal and interest payments of $763,000 through December 31, 2002. The senior notes contain financial covenants relating to the issuance of additional debt, payment of dividends, reacquisition of common stock and maintenance of minimum tangible capital. Under the most restrictive covenant, approximately $68,634,000 was available for the payment of dividends at December 31, 1996.

  The Company enters into sales of securities with simultaneous agreements to repurchase ("repurchase agreements"). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheet. The amount outstanding at December 31, 1996, was $599,215,000 (with accrued interest payable of $490,000). Of that amount, $19,364,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements ("resell agreements"). The remainder of $579,851,000 represented sales of U.S. Treasury and agency securities obtained from the Company's securities portfolio. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows (in thousands):

                                            SECURITIES
                                         -----------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                         CARRYING  MARKET  REPURCHASE  INTEREST
MATURITY OF THE REPURCHASE LIABILITIES    AMOUNT   VALUE   LIABILITIES   RATE
--------------------------------------   -------- -------- ----------- --------
On demand............................... $455,561 $471,663  $430,464     5.16%
2 to 30 days............................   99,418  102,098    95,347     5.17
31 to 90 days...........................   40,522   40,941    38,146     5.03
Over 90 days............................   15,764   16,229    15,894     5.49
                                         -------- --------  --------     ----
 Total.................................. $611,265 $630,931  $579,851     5.16%
                                         ======== ========  ========     ====

REGULATORY REQUIREMENTS

  Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, state banks that are Federal Reserve members and state banks in Colorado and Oklahoma, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state banks in Missouri, Kansas and Illinois are subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 1996, approximately $18,115,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

  The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1996, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 14.68% and 15.63%, respectively. The Company's leverage ratio at December 31, 1996, was 8.02%.

  As of December 31, 1996 the most recent notification from the Office of Comptroller of the Currency categorized the Company's most significant affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the affiliate banks must maintain total risk-

                           UMB FINANCIAL CORPORATION
based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks' category.

  Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 1996, this amount averaged $145,394,000.

EMPLOYEE BENEFITS

  The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. Contributions to these plans for the years 1996, 1995 and 1994 were $5,000,000, $5,000,000, and $3,983,000, respectively. In 1996, the
Employee Stock Ownership Plan (ESOP) borrowed $17 million to purchase Common Stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company's shareholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company's ESOP contribution which funded principal repayments and the payment of interest expense was recorded accordingly in the consolidated financial statements.

  The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary reduction. The Company made a matching contribution to this plan of $266,000 for 1996 and $144,000 for 1995.

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

  The pension plan was amended in January 1995 whereby the plan would not accept any new participants. This change was made with consideration given to discontinuing the current plan at a future date. New employees of the Company that are not eligible to participate in the pension plan receive a partial matching contribution to the qualified 401(k) plan, as amended.

  The following items are components of the net periodic pension expense (income) for the three years ended December 31, 1996 (in thousands):

                                                         YEAR ENDED DECEMBER
                                                                  31
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
Service costs -- benefits earned during the year........ $1,606  $2,234  $1,998
Interest cost on projected benefit obligation...........  2,110   2,330   2,100
Actual return on plan assets............................ (1,485) (2,130)     70
Net amortization and deferral...........................    269    (789) (3,343)
                                                         ------  ------  ------
  Net periodic pension expense.......................... $2,500  $1,645  $  825
                                                         ======  ======  ======

  Assumptions used in accounting for the plan were as follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
Weighted average discount rate................................ 7.00% 7.00% 7.50%
Rate of increase in future compensation levels................ 3.81  4.25  4.25
Expected long-term rate of return on assets................... 8.00  8.00  8.00

                           UMB FINANCIAL CORPORATION

  The following table sets forth the pension plan's funded status, using valuation dates of September 30, 1996, 1995 and 1994 (in thousands):

                                                     1996      1995      1994
                                                   --------  --------  --------
Actuarial present value of benefit obligation:
 Vested benefits.................................  $(23,126) $(26,588) $(24,395)
 Nonvested benefits..............................    (2,118)   (1,008)   (1,198)
                                                   --------  --------  --------
 Accumulated benefit obligation..................  $(25,244) $(27,596) $(25,593)
 Additional benefits based on estimated future
  salary levels..................................    (6,723)   (7,738)   (6,677)
                                                   --------  --------  --------
  Projected benefit obligation...................  $(31,967) $(35,334) $(32,270)
Plan assets at fair value, primarily U.S. obliga-
 tions...........................................    28,598    31,109    31,874
                                                   --------  --------  --------
Projected benefit obligation in excess of plan
 assets..........................................  $ (3,369) $ (4,225) $   (396)
Unrecognized net loss from past experience dif-
 ferent from that assumed........................     6,502    11,268    10,120
Prior service cost not yet recognized in net pe-
 riodic pension cost.............................       666       327       361
Unrecognized net transition asset being recog-
 nized over 10.66 years..........................      (707)   (1,778)   (2,848)
                                                   --------  --------  --------
Prepaid pension cost included in other assets....  $  3,092  $  5,592  $  7,237
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

  Activity in the 1992 Plan for the three years ended December 31, 1996, is summarized in the following table:

                                     NUMBER OF   OPTION PRICE   WEIGHTED AVERAGE
STOCK OPTIONS UNDER THE 1992 PLAN     SHARES      PER SHARE     PRICE PER SHARE
---------------------------------    --------- ---------------- ----------------
Outstanding -- January 1, 1994......  37,814   $29.11 to $32.34      $29.80
 Granted............................  18,782    27.37 to  30.11       27.91
 Canceled...........................  (5,336)   29.11 to  29.41       29.25
                                      ------   ----------------      ------
Outstanding -- December 31, 1994....  51,260   $27.37 to $32.35      $29.16
 Granted............................  23,758    37.87 to  41.66       38.30
 Canceled...........................  (3,604)   27.37 to  32.35       28.84
                                      ------   ----------------      ------
Outstanding -- December 31, 1995....  71,414   $27.37 to $41.66      $32.20
 Granted............................  26,332    36.79 to  40.47       37.17
 Canceled...........................  (3,049)   27.37 to  37.88       31.67
                                      ------   ----------------      ------
Outstanding -- December 31, 1996....  94,697   $27.25 to $41.66      $33.60
                                      ------   ----------------      ------
Exercisable -- December 31, 1996....  26,574   $30.52 to $32.35      $33.60
                                      ======   ================      ======

  All figures have been restated to reflect the 5% stock dividend paid January 2, 1997.

  The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the

                           UMB FINANCIAL CORPORATION

1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 1996, is summarized in the following table:

                                      NUMBER
                                        OF       OPTION PRICE   WEIGHTED AVERAGE
STOCK OPTIONS UNDER THE 1981 PLAN     SHARES      PER SHARE     PRICE PER SHARE
---------------------------------     -------  ---------------- ----------------
Outstanding -- January 1, 1994....... 149,390  $11.44 to $27.89      $19.13
 Canceled............................ (26,693)  16.16 to  23.07       19.85
 Exercised........................... (24,709)  11.44 to  24.98       15.52
                                      -------  ----------------      ------
Outstanding -- December 31, 1994.....  97,988  $16.22 to $27.89      $19.85
 Canceled............................ (19,321)  16.24 to  25.35       18.92
 Exercised...........................  (6,998)  16.22 to  20.46       17.94
                                      -------  ----------------      ------
Outstanding -- December 31, 1995.....  71,669  $18.36 to $27.89      $20.41
 Canceled............................  (1,195)  18.36 to  22.73       20.27
 Exercised........................... (18,715)  18.36 to  27.89       20.49
                                      -------  ----------------      ------
Outstanding -- December 31, 1996.....  51,759  $18.36 to $25.35      $20.40
                                      -------  ----------------      ------
Exercisable -- December 31, 1996.....  51,759  $18.36 to $25.35      $20.40
                                      =======  ================      ======

All figures have been restated to reflect the 5% stock dividend paid January 2, 1997.

                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  -------------------------------------  -----------------------
                                 WEIGHTED
                                  AVERAGE     WEIGHTED                 WEIGHTED
                    NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
   RANGE OF       OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
EXERCISE PRICES   AT 12/31/96      LIFE        PRICE     AT 12/31/96    PRICE
---------------   -----------   -----------   --------   -----------   --------
$19.06                6,624       1 years      $19.06       6,624       $19.06
 18.36                9,025       2 years       18.36       9,025        18.36
 22.67               14,187       3 years       22.67      14,187        22.67
 18.57               17,171       4 years       18.57      17,171        18.57
 25.34                4,752       5 years       25.34       4,752        25.34
 29.08 to 32.03      13,147       6 years       29.82      10,518        29.82
 29.19 to 32.35      15,345       7 years       29.89       9,207        29.89
 27.25 to 30.11      17,123       8 years       27.86       6,849        27.86
 37.71 to 41.66      22,739       9 years       38.17          --           --
 36.43 to 40.47      26,343      10 years       36.85          --           --
                    -------                                ------
                    146,456                                78,333
                    =======                                ======

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been respectively, $57,351 and $2.88 for the year ended December 31, 1996 and $52,004 and $2.40 for the year ended December 31, 1995.

  For options granted during the year ended December 31, 1996, the estimated fair value of options granted utilizing the Black-Scholes pricing model under the Company's plans was based on a weighted average risk-free interest rate of 6.47%, expected option life of 8.59 years, expected volatility of 15.00% and an expected dividend

                           UMB FINANCIAL CORPORATION
yield of 1.92%. For options granted during the year ended December 31, 1995, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 5.84%, expected option life of 8.60 years, expected volatility of 15.00% and an expected dividend yield of 1.92%.

COMMON STOCK

  The following table summarizes the share transactions for the three years ended December 31, 1996:

                                                                       SHARES
                                                SHARES   SHARES IN   SUBJECT TO
                                                ISSUED    TREASURY   REPURCHASE
                                              ---------- ----------  ----------
Balance -- January 1, 1994................... 18,926,307 (1,300,346)         --
 Stock dividend (10%)........................  1,751,251         --          --
 Purchase of treasury stock..................         --   (396,984)         --
 Issued in stock options.....................         --     20,879          --
                                              ---------- ----------  ----------
Balance -- December 31, 1994................. 20,677,558 (1,676,451)         --
 Stock dividend (10%)........................  1,869,963         --          --
 Purchase of treasury stock..................         --   (312,517)         --
 Issued in stock options.....................         --     16,729          --
 Common share repurchase commitment..........         --         --  (1,068,533)
                                              ---------- ----------  ----------
Balance -- December 31, 1995................. 22,547,521 (1,972,239) (1,068,533)
 Stock dividend (5%).........................    955,563         --          --
 Purchase of treasury stock..................         -- (1,469,791)    688,533
 Issued in stock options.....................         --     17,854          --
 Shares purchased by ESOP....................         --         --     380,000
                                              ---------- ----------  ----------
Balance -- December 31, 1996................. 23,503,084 (3,424,176)         --
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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These conditions generally include, but are not limited to, each customer being current as to repayment terms of existing loans and no deterioration in the customer's financial condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The interest rate is generally a variable or floating rate. If the commitment has a fixed interest rate, the rate is generally not set until such time as credit is extended. For credit card customers, the Company has the right to change or terminate any terms or conditions of the credit card account at any time. Since a large portion of the commitments and unused credit card lines are never actually drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on an

                           UMB FINANCIAL CORPORATION
individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

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

  The Company's use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $50.1 million and $42.6 million during the years ended December 31, 1996 and 1995, respectively. Net futures activity resulted in gains of $0.6 million for 1996 and losses of $3.4 million for 1995.

  The Company also enters into foreign exchange contracts on a limited basis. For operating purposes the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 1996 contracts to purchase and to sell foreign currency averaged approximately $3.4 million, compared to $1.7 million during 1995. The gain or loss on these foreign exchange contracts for 1996 and 1995 was not significant.

  With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma and Illinois. At December 31, 1996, the Company did not have any significant credit concentrations in any particular industry.

  In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of operations of the Company.

                                                        CONTRACT OR NOTIONAL
                                                         AMOUNT DECEMBER 31
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Financial instruments whose contract amounts repre-
 sent credit risk:
 Commitments to extend credit for loans (excluding
  credit card loans)...............................  $943,895 $637,696 $568,017
 Commitments to extend credit under credit card
  loans............................................   815,367  850,006  729,417
 Commercial letters of credit......................     8,466   14,864   16,047
 Standby letters of credit.........................    68,634   69,492   72,718
Financial instruments whose notional or contract
 amounts exceed the amount of credit risk:
 Futures contracts.................................  $ 54,600 $ 59,100 $ 36,000
 Foreign exchange contracts........................     6,041    4,519       --

                           UMB FINANCIAL CORPORATION

COMMON STOCK REPURCHASE COMMITMENT

  On December 14, 1995, the Company and its Employee Stock Option Plan (ESOP) entered into a commitment to repurchase 1,581,133 shares of common stock of the Company at a price of $43.50 per share. On January 2, 1996, a total of 1,068,533 of those shares were acquired from the Seller. The Company acquired 688,533 of such shares for treasury stock purposes using existing working capital. The remaining 380,000 shares were purchased by the ESOP and funded by a seven-year, 6.1% fixed rate loan, which is guaranteed by the Company. The accompanying balance sheet at December 31, 1995 reflects the shares acquired in January as temporary equity with a corresponding reduction of stockholders' equity. The remaining 512,600 common shares were purchased, by the Company, in equal installments in March and June of 1996.

INCOME TAXES

  Income taxes as set forth below produce effective federal income tax rates of 31.10% in 1996, 30.77% in 1995, and 29.78% in 1994. These percentages are computed by dividing total federal income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
Federal
Currently payable.................................... $29,148  $26,885  $19,512
Deferred.............................................  (3,180)  (3,698)     770
                                                      -------  -------  -------
  Total federal tax provision........................ $25,968  $23,187  $20,282
State
Currently payable....................................   2,872    2,517    2,683
Deferred.............................................    (842)    (257)    (380)
                                                      -------  -------  -------
  Total tax provision................................ $27,998  $25,447  $22,585
                                                      =======  =======  =======
Tax effect of security gains included above.......... $   166  $   496  $ 1,271

  The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Provision at statutory rate......................... $29,936  $27,168  $24,640
Tax-exempt interest income..........................  (5,660)  (5,698)  (5,016)
Disallowed interest expense.........................     695      642      484
State and local income taxes, net of federal tax
 benefits...........................................   1,320    1,470    1,497
Amortization of intangibles of purchased banks......   1,945    1,877    1,881
Other...............................................    (238)     (12)    (901)
                                                     -------  -------  -------
  Total tax provision............................... $27,998  $25,447  $22,585
                                                     =======  =======  =======

  Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities.

                           UMB FINANCIAL CORPORATION

  Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                    1996      1995      1994
                                                  --------  --------  --------
Deferred tax liabilities:
Net unrealized gain of securities available for
sale............................................. $     --  $  2,195  $     --
Asset revaluations on purchased banks............    6,098     6,981     6,557
Depreciation.....................................    6,463     5,262     5,269
Pension..........................................    1,153     2,106     2,765
Insurance........................................       51         1     1,945
Tax allowance for loan losses....................      100       346       823
Miscellaneous....................................      290        93       165
                                                  --------  --------  --------
  Total deferred tax liabilities................. $ 14,155  $ 16,984  $ 17,524
                                                  --------  --------  --------
Deferred tax assets:
Net unrealized loss on securities available for
sale............................................. $ (1,041) $     --  $(21,771)
Allowance for loan losses........................  (12,848)  (12,390)  (12,349)
Nondeductible accruals...........................   (2,288)       --        --
Miscellaneous....................................   (1,517)     (875)     (849)
                                                  --------  --------  --------
  Total deferred tax assets...................... $(17,694) $(13,265) $(34,969)
                                                  --------  --------  --------
Net deferred tax liability (asset)............... $ (3,539) $  3,719  $(17,445)
                                                  ========  ========  ========

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

  DEPOSIT LIABILITIES -- The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 1996, 1995 and 1994. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

  The estimated fair values of the Company's financial instruments at December 31, 1996, 1995, and 1994 are as follows (in millions):

                               1996               1995               1994
                         ------------------ ------------------ ------------------
                         CARRYING    FAIR   CARRYING    FAIR   CARRYING    FAIR
                          AMOUNT    VALUE    AMOUNT    VALUE    AMOUNT    VALUE
                         --------  -------- --------  -------- --------  --------
Financial assets:
 Cash and short-term in-
  vestments............. $  831.6  $  831.6 $  785.6  $  785.6 $1,305.0  $1,305.0
 Securities available
  for sale..............  2,387.3   2,387.3  2,383.0   2,383.0  2,275.2   2,275.2
 Investment securities..    319.2     319.5    311.8     313.2    384.8     373.6
 Trading securities.....     79.8      79.8     86.0      86.0     31.0      31.0
 Loans.................. $2,557.6  $2,537.1 $2,406.1  $2,391.8 $2,269.6  $2,209.6
 Less: allowance for
  loan losses...........    (33.4)       --    (32.7)       --    (32.5)       --
                         --------  -------- --------  -------- --------  --------
   Net loans............ $2,524.2  $2,537.1 $2,373.4  $2,391.8 $2,237.1  $2,209.6
                         --------  -------- --------  -------- --------  --------
   Total financial as-
    sets................ $6,142.1  $6,155.3 $5,939.8  $5,959.6 $6,233.1  $6,194.4
                         ========  ======== ========  ======== ========  ========
Financial liabilities:
 Demand and savings de-
  posits................ $3,896.4  $3,896.4 $3,512.0  $3,512.0 $3,991.6  $3,991.6
 Time deposits..........  1,294.1   1,291.9  1,301.7   1,299.9  1,141.2   1,132.9
 Federal funds and re-
  purchase..............    614.4     614.4    721.4     721.4    801.0     801.0
 Short-term debt........       .9        .9       .5        .5       .9        .9
 Long-term debt.........     51.4      47.1     40.7      39.0     46.3      45.6
                         --------  -------- --------  -------- --------  --------
   Total financial lia-
    bilities............ $5,857.2  $5,850.7 $5,576.3  $5,572.8 $5,981.0  $5,972.0
                         ========  ======== ========  ======== ========  ========

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           UMB FINANCIAL CORPORATION

PARENT COMPANY FINANCIAL INFORMATION

                                                         DECEMBER 31
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
BALANCE SHEET
Assets:
 Investment in subsidiaries:
 Banks........................................... $585,925  $589,846  $567,381
 Non-banks.......................................    8,675     8,692     8,336
                                                  --------  --------  --------
   Total investment in subsidiaries.............. $594,600  $598,538  $575,717
 Premiums on purchased banks.....................   11,258    12,768    14,278
 Securities available for sale and other.........   33,348    69,349    21,530
                                                  --------  --------  --------
   Total assets.................................. $639,206  $680,655  $611,525
                                                  ========  ========  ========
Liabilities and Shareholders' Equity:
 Dividends payable............................... $  3,869  $  3,789  $  3,804
 Long-term debt..................................   50,794    40,093    45,529
 Accrued expenses and other......................    2,066    14,333     4,886
                                                  --------  --------  --------
   Total......................................... $ 56,729  $ 58,215  $ 54,219
 Common stock repurchase commitment..............       --    46,481        --
 Shareholders' equity............................  582,477   575,959   557,306
                                                  --------  --------  --------
   Total liabilities and shareholders' equity.... $639,206  $680,655  $611,525
                                                  ========  ========  ========
STATEMENT OF INCOME
Income:
 Dividends and income received from affiliate
  banks.......................................... $ 58,503  $ 53,114  $ 38,781
 Service fees from subsidiaries..................    9,433     9,790     4,882
 Net security gains..............................       45       426       618
 Other...........................................      510       762       298
                                                  --------  --------  --------
   Total income.................................. $ 68,491  $ 64,092  $ 44,579
                                                  --------  --------  --------
Expense:
 Salaries and employee benefits.................. $  3,852  $  3,834  $  3,624
 Interest on notes payable:
 Affiliate bank..................................       --        21         9
 Other...........................................    3,972     3,399     3,952
 Services from affiliate banks...................      652       654       662
 Other...........................................   12,185    11,149    11,624
                                                  --------  --------  --------
   Total expense................................. $ 20,661  $ 19,057  $ 19,871
                                                  --------  --------  --------
 Income before income taxes and equity in undis-
  tributed earnings of subsidiaries.............. $ 47,830  $ 45,035  $ 24,708
 Income tax benefit..............................   (2,836)   (2,356)   (4,417)
                                                  --------  --------  --------
 Income before equity in undistributed earnings
  of subsidiaries................................ $ 50,666  $ 47,391  $ 29,125
 Equity in undistributed earnings of subsidiar-
  ies:
 Banks...........................................    6,883     5,031    18,220
 Non-banks.......................................      (17)     (246)      469
                                                  --------  --------  --------
   Net income.................................... $ 57,532  $ 52,176  $ 47,814
                                                  ========  ========  ========
STATEMENT OF CASH FLOWS
Operating Activities:
 Net income...................................... $ 57,532  $ 52,176  $ 47,814
 Equity in earnings of subsidiaries..............  (64,350)  (57,899)  (57,470)
 Gains from sales of securities available for
  sale...........................................      (45)     (426)     (618)
 Earned ESOP shares..............................    2,220        --        --
 Other...........................................  (14,225)      477     1,329
                                                  --------  --------  --------
   Net cash used in operating activities......... $(18,868) $ (5,672) $ (8,945)
                                                  --------  --------  --------
Investing Activities:
 Proceeds from sales of securities available for
  sale........................................... $     96  $  1,665  $  1,687
 Proceeds from maturities of securities held to
  maturity.......................................   47,455    12,650        --
 Purchases of securities available for sale......  (15,026)  (60,096)       --
 Net increase (decrease) in repurchase agree-
  ments..........................................    7,500    (4,000)   (5,500)
 Net capital investment in affiliate banks.......    5,211    32,778     6,819
 Dividends received from subsidiaries............   57,484    53,114    38,781
 Net capital expenditures for premises and equip-
  ment...........................................      (34)      (80)     (211)
                                                  --------  --------  --------
   Net cash provided by investing activities..... $102,686  $ 36,031  $ 41,576
                                                  --------  --------  --------
Financing Activities:
 Repayments of long-term debt.................... $ (6,580) $ (5,436) $ (5,118)
 Cash dividends paid.............................  (15,216)  (15,114)  (14,669)
 Net purchase of treasury stock..................  (61,851)  (10,751)  (12,938)
                                                  --------  --------  --------
   Net cash used in financing activities......... $(83,647) $(31,301) $(32,725)
                                                  --------  --------  --------
Net increase (decrease) in cash.................. $    171  $   (942) $    (94)
                                                  ========  ========  ========

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of UMB Financial Corporation:

  We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche llp
Kansas City, Missouri
January 14, 1997

                           UMB FINANCIAL CORPORATION

               FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

                                     1996                         1995
                          ---------------------------- ----------------------------
                                               (IN MILLIONS)
                                                (UNAUDITED)
                                     INTEREST   RATE              INTEREST   RATE
                          AVERAGE    INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/
                          BALANCE   EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1)
                          --------  ---------- ------- --------  ---------- -------
ASSETS
Loans, net of unearned
 interest (FTE) (2).....  $2,437.8    $221.5    9.09%  $2,346.3    $218.9    9.33%
Securities:
 Taxable................  $2,169.8    $122.9    5.66   $2,076.1    $110.6    5.32
 Tax-exempt (FTE).......     317.8      21.2    6.68      306.1      20.9    6.83
                          --------    ------    ----   --------    ------    ----
  Total securities......  $2,487.6    $144.1    5.79   $2,382.2    $131.5    5.52
Federal funds sold and
 resell agreements......     185.6      10.0    5.39      187.9      11.0    5.86
Other earning assets
 (FTE)..................      69.3       4.3    6.12       60.2       3.7    6.19
                          --------    ------    ----   --------    ------    ----
  Total earning assets
   (FTE)................  $5,180.3    $379.9    7.33   $4,976.6    $365.1    7.34
Allowance for loan
 losses.................     (34.0)                       (32.1)
Cash and due from banks.     646.5                        616.9
Other assets............     344.4                        337.8
                          --------                     --------
  Total assets..........  $6,137.2                     $5,899.2
                          ========                     ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing demand
 and savings deposits...  $2,056.7    $ 59.8    2.91%  $2,059.7    $ 61.3    2.98%
Time deposits under
 $100,000...............     948.6      49.3    5.21      963.8      49.0    5.08
Time deposits of
 $100,000 or more.......     276.5      14.0    5.05      221.0      11.3    5.12
                          --------    ------    ----   --------    ------    ----
  Total interest-bearing
   deposits.............  $3,281.8    $123.1    3.75   $3,244.5    $121.6    3.75
Short-term borrowings...       1.0        --    4.10        1.1        --    4.31
Long-term debt..........      55.4       4.0    7.27       44.5       3.5    7.79
Federal funds purchased
 and repurchase
 agreements.............     771.5      37.5    4.84      613.9      32.7    5.32
                          --------    ------    ----   --------    ------    ----
  Total interest-bearing
   liabilities..........  $4,109.7    $164.6    4.00   $3,904.0    $157.8    4.04
Noninterest-bearing
 demand deposits........   1,386.2                      1,336.8
Other...................      67.0                         61.0
                          --------                     --------
  Total.................  $5,562.9                     $5,301.8
                          --------                     --------
Total shareholders'
 equity.................  $  574.3                     $  597.4
                          --------                     --------
  Total liabilities and
   shareholders' equity.  $6,137.2                     $5,899.2
                          ========                     ========
                                      ------                       ------
Net interest income
 (FTE)..................              $215.3                       $207.3
                                      ======                       ======
Net interest spread.....                        3.33%                        3.30%
Net interest margin.....                        4.16                         4.17

--------
(1) Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 34% for 1992 and 35% for 1993 through 1996. The tax-equivalent interest income and yields give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2) Loan fees and income from loans on nonaccrual status are included in loan income.

            1994                          1993                         1992              AVERAGE
 ---------------------------------------------------------- ---------------------------- BALANCE
                                                                                          FIVE-
                                                                                           YEAR
             INTEREST   RATE              INTEREST   RATE              INTEREST   RATE   COMPOUND
 AVERAGE     INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/  GROWTH
 BALANCE    EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1)   RATE
 --------   ---------- ------- --------  ---------- ------- --------  ---------- ------- --------
 $2,148.6     $173.1    8.06%  $1,786.5    $144.0    8.06%  $1,337.3    $120.8    9.03%    12.45%
 $2,555.2     $122.0    4.77   $2,468.8    $116.0    4.70   $1,868.6    $102.5    5.48      7.22
    289.1       18.5    6.41      260.5      17.0    6.53      240.5      17.8    7.41      2.15
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $2,844.3     $140.5    4.94   $2,729.3    $133.0    4.88   $2,109.1    $120.3    5.70      6.49
    338.0       13.6    4.03      320.4       9.9    3.09      405.3      14.7    3.63    (10.02)
     56.5        3.2    5.65       58.1       3.1    5.24       70.5       4.5    6.42     (1.24)
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $5,387.4     $330.4    6.13   $4,894.3    $290.0    5.92   $3,922.2    $260.3    6.63      7.78
    (34.2)                        (31.9)                       (26.1)                       5.35
    675.3                         604.4                        494.1                        9.85
    344.1                         300.0                        232.8                        9.03
 --------                      --------                     --------                      ------
 $6,372.6                      $5,766.8                     $4,623.0                        8.07%
 ========                      ========                     ========                      ======
 $2,365.0     $ 58.6    2.48%  $2,092.1    $ 50.9    2.43%  $1,559.0    $ 51.1    3.28%    10.04%
  1,003.8       40.8    4.06      957.7      41.4    4.32      905.0      44.8    4.95       .39
    207.2        7.6    3.62      236.1       6.8    2.91      193.3       7.1    3.69      1.76
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $3,576.0     $107.0    2.99   $3,285.9    $ 99.1    3.02   $2,657.3    $103.0    3.88      5.95
      1.0         --    3.26        1.4        --    2.08       28.3       1.0    3.66    (51.52)
     50.4        4.0    7.97       53.5       4.4    8.23       41.0       3.6    8.65      3.63
    664.5       25.1    3.77      581.1      16.2    2.78      511.1      16.2    3.17     10.86
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $4,291.9     $136.1    3.17   $3,921.9    $119.7    3.05   $3,237.7    $123.8    3.82      6.47
  1,445.4                       1,273.7                        938.3                       13.65
     62.9                          68.6                         61.0                       (1.45)
 --------                      --------                     --------                      ------
 $5,800.2                      $5,264.2                     $4,237.0                        7.88
 --------                      --------                     --------                      ------
 $  572.4                      $  502.6                     $  386.0                       10.06
 --------                      --------                     --------                      ------
 $6,372.6                      $5,766.8                     $4,623.0                        8.07%
 ========                      ========                     ========                      ======
              ------                       ------                       ------
              $194.3                       $170.3                       $136.5
              ======                       ======                       ======
                        2.96%                        2.87%                        2.81%
                        3.61                         3.48                         3.48

                           UMB FINANCIAL CORPORATION

                   SELECTED FINANCIAL DATA OF AFFILIATE BANKS

                                             DECEMBER 31, 1996
                          --------------------------------------------------------
                                                 LOANS
                          NUMBER OF   TOTAL      NET OF     TOTAL    SHAREHOLDERS'
                          LOCATIONS   ASSETS    UNEARNED   DEPOSITS     EQUITY
                          --------- ---------- ---------- ---------- -------------
                                               (IN THOUSANDS)
WESTERN MISSOURI
UMB Bank, n.a. (Kansas
 City)..................      37    $3,254,129 $1,247,215 $2,658,150   $239,374
UMB Bank, Cass County
 (Peculiar).............       1        29,419      9,912     26,442      2,328
UMB Bank, Northwest (St.
 Joseph)................       9       177,600     49,459    151,843     12,872
EASTERN MISSOURI AND IL-
 LINOIS
UMB Bank of St. Louis,
 n.a....................      20    $  773,631 $  292,976 $  598,089   $ 61,939
UMB Bank, Northeast
 (Monroe City)..........       2        60,243     28,332     50,201      5,116
UMB First State Bank of
 Morrisonville
 (Illinois).............       1        10,496      2,485      8,659        820
SOUTHWESTERN MISSOURI
UMB Bank, Southwest
 (Springfield)..........      10    $  313,704 $  171,791 $  217,815   $ 22,917
UMB Bank, Warsaw........       3        61,188     20,713     48,820      4,807
CENTRAL MISSOURI
UMB Bank, Boonville.....       2    $   37,940 $   16,352 $   30,974   $  3,286
UMB Bank, Jefferson
 City...................       1        49,030     34,549     31,645      4,005
UMB Bank, North Central
 (Brookfield)...........       4        82,340     28,242     54,989      6,130
UMB Bank, Warrensburg...       4       100,335     24,871     86,473      7,702
COLORADO
UMB Bank Colorado.......      10    $  261,687 $  136,400 $  214,060   $ 20,945
KANSAS
UMB Bank Kansas.........      16    $  863,606 $  253,128 $  659,257   $100,761
UMB National Bank of
 America................      13       426,059    153,594    354,144     56,435
OKLAHOMA
UMB Oklahoma Bank.......       3    $  147,057 $   70,445 $   98,243   $ 15,921
BANKING-RELATED SUBSIDI-
 ARIES
UMB Properties, Inc.....
UMB Community
 Development
 Corporation............
United Missouri Banc
 Leasing Corporation....
UMB, U.S.A. na..........
Scout Brokerage Servic-
 es, Inc................
United Missouri Capital
 Corporation............
United Missouri Insur-
 ance Company...........
UMB Mortgage Company....
United Missouri Trust
 Company of New York....
UMB Consulting Services,
 Inc....................
UMB Data Corporation....