Form 10-Q
period 1997-03-31
UMB FINANCIAL CORP
filed 1997-05-15
CIK 101382

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

(MARK ONE)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 1997

                             OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                   Yes  X      No

At March 31, 1997, UMB Financial Corporation had 19,471,983 shares of common stock outstanding. This is the only class of stock of the Company.

                 UMB FINANCIAL CORPORATION
                         FORM 10-Q
                           INDEX



PART I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheets
        as of March 31, 1997 and 1996 and December 31, 1996              3

        Consolidated Statements of Income for the Three Months
        Ended March 31, 1997 and 1996                                    4

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1997 and 1996                                    5

        Consolidated Statements of Shareholders' Equity for the Three
        Months Ended March 31, 1997 and 1996                             6

        Notes to Consolidated Financial Statements                     7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                           9
            Analysis of Changes in Net Interest Income and Margin       10

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                               14

              Signatures                                                15

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands)

                                                                       March 31,        December 31,
ASSETS                                                              1997          1996          1996
Loans:
    Commercial, financial and agricultural                     $ 1,269,149   $ 1,178,548   $ 1,236,092
    Consumer (net of unearned interest)                            944,125       780,938       914,914
    Real estate                                                    380,857       441,218       404,039
    Leases                                                           3,161         2,003         2,596
    Allowance for loan losses                                      (33,631)      (35,403)      (33,414)
                                                                   ________      ________      ________
        Net Loans                                              $ 2,563,661   $ 2,367,304   $ 2,524,227
Securities available for sale:
    U.S. Treasury and agencies                                 $ 2,143,040   $ 2,261,721   $ 2,257,217
    State and political subdivisions                                 5,405             -         2,464
    Commercial paper and other                                      47,076        22,872       127,641
                                                                  ________      ________      ________
        Total securities available for sale                    $ 2,195,521   $ 2,284,593   $ 2,387,322
Securities held to maturity:
    State and political subdivisions                               335,678       316,986       319,227
        Total securities held to maturity (market value           ________      ________      ________
        of $335,444, $317,074 & $313,173, respectively)        $   335,678   $   316,986   $   319,227
Federal funds and resell agreements                                143,907        37,463        58,960
Trading securities and other earning assets                         78,077       126,240        79,814
                                                                  ________      ________      ________
            Total earning assets                               $ 5,316,844   $ 5,132,586   $ 5,369,550
Cash and due from banks                                            762,171       639,816       772,631
Bank premises and equipment, net                                   155,868       149,465       152,909
Accrued income                                                      73,190        82,283        72,717
Premium on and intangibles of purchased banks                       65,664        72,967        67,474
Other Assets                                                        69,425        45,156        76,705
                                                                  ________      ________      ________
             Total assets                                      $ 6,443,162   $ 6,122,273   $ 6,511,986
                                                                 =========     =========     =========
LIABILITIES
Deposits:
    Noninterest-bearing demand                                 $ 1,684,727   $ 1,470,063   $ 1,724,486
    Interest-bearing demand and savings                          2,296,648     2,023,717     2,171,938
    Time deposits under $100,000                                   906,436       965,901       917,983
    Time deposits of $100,000 or more                              269,545       283,054       376,127
                                                                  ________      ________      ________
        Total deposits                                         $ 5,157,356   $ 4,742,735   $ 5,190,534
Federal funds and repurchase agreements                            584,308       686,367       614,395
Short-term debt                                                      1,506         1,044           911
Long-term debt                                                      50,725        57,427        51,350
Accrued expenses and taxes                                          51,165        55,934        46,887
Other liabilities                                                   19,977        15,044        25,432
                                                                  ________      ________      ________
            Total liabilities                                  $ 5,865,037   $ 5,558,551   $ 5,929,509
                                                                  ________      ________      ________
SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 23,503,084; 22,547,521; & 23,503,084        $    23,503   $    22,548   $    23,503
    shares respectively
Capital surplus                                                    558,053       522,919       558,073
Retained earnings                                                  154,017       151,066       142,947
Net unrealized loss on securities available for sale                (7,802)       (6,338)       (1,755)
Unearned ESOP shares                                               (14,368)      (16,799)      (15,003)
Treasury stock, 3,684,049, 3,050,857 and
    3,424,176 shares, at cost, respectively                       (135,278)     (109,674)     (125,288)
                                                                  ________      ________      ________
        Total shareholders' equity                             $   578,125  $    563,722  $    582,477
                                                                  ________      ________      ________
            Total liabilities and shareholders' equity         $ 6,443,162   $ 6,122,273   $ 6,511,986
                                                                 =========     =========     =========
See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands)

                                                                     Three Months
                                                                    Ended March 31,
INTEREST INCOME                                                     1997          1996
Loans                                                        $      55,383 $      54,929
    Securities:
    Taxable interest                                         $      33,261 $      31,732
    Tax-exempt interest                                              3,708         3,575
                                                                   ________      ________
        Total securities income                              $      36,969 $      35,307
Federal funds and resell agreements                                  1,902         2,224
Trading securities and other                                         1,071           959
                                                                   ________      ________
            Total interest income                            $      95,325 $      93,419
                                                                   ________      ________
INTEREST EXPENSE
Deposits                                                     $      31,446 $      31,966
Federal funds and repurchase
    agreements                                                       9,366         8,655
Short-term debt                                                         11            11
Long-term debt                                                         916         1,054
                                                                  ________      ________
        Total interest expense                               $      41,739 $      41,686
                                                                  ________      ________
Net interest income                                          $      53,586 $      51,733
Provision for loan losses                                            1,925         4,827
                                                                  ________      ________
            Net interest income after provision              $      51,661 $      46,906
                                                                  ________      ________
NONINTEREST INCOME
Trust income                                                 $      10,716 $      10,217
Securities processing                                                2,673         2,282
Trading and investment banking                                       3,547         3,564
Service charges on deposits                                          8,734         8,467
Other service charges and fees                                       4,756         3,291
Bankcard fees                                                        1,620         1,338
Net investment security gains                                          103             1
Other                                                                1,404        10,826
                                                                  ________      ________
        Total noninterest income                             $      33,553 $      39,986
                                                                  ________      ________
NONINTEREST EXPENSE
Salaries and employee benefits                               $      33,837 $      31,825
Occupancy, net                                                       4,635         4,395
Equipment                                                            6,233         5,427
Supplies and services                                                4,969         4,895
Bankcard processing                                                  1,268         1,677
Marketing and business development                                   4,248         3,306
FDIC and regulatory fees                                               399           329
Other                                                                7,472         7,363
                                                                  ________      ________
        Total noninterest expense                            $      63,061 $      59,217
                                                                  ________      ________
Income before income taxes                                   $      22,153 $      27,675
Income tax provision                                                 7,192         9,679
                                                                  ________      ________
            NET INCOME                                       $      14,961 $      17,996
                                                                   =======       =======
PER SHARE DATA
Net income                                                   $        0.77 $        0.89
Dividends                                                    $        0.20 $        0.19

Weighted average shares outstanding                             19,518,961    20,372,410

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

                                                                 Three Months Ended
                                                                    March 31,
                                                                    1997          1996
Operating Activities
Net Income                                                   $      14,961   $   17,996
Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
        Provision for loan losses                                    1,925        4,827
        Depreciation and amortizaton                                 5,976        5,837
        Deferred income taxes                                         (523)      (2,614)
        Net (increase) decrease in trading securities                1,737      (40,229)
        Gains on sales of securities available for sale               (103)          (2)
        Losses on sales of securities available for sale                 -            1
        Amortization of securities premiums,
            net of discount accretion                                2,908        6,471
        Earned ESOP shares                                             623          535
        Changes in:
               Accrued income                                         (473)      (3,134)
               Accrued expenses and taxes                            4,961       (1,522)
        Other, net                                                   5,252       (6,577)
                                                                  ________     ________
        Net cash provided by (used in) operating activities  $      37,244   $  (18,411)
                                                                  ________     ________
Investing Activities
Proceeds from maturities of investment securities            $      14,728   $   24,719
Proceeds from sales of investment securities                             -          552
Proceeds from sales of securities available for sale                 7,610            -
Proceeds from maturities of securities available for sale          801,323      770,170
Purchases of investment securities                                 (31,628)     (30,512)
Purchases of securities available for sale                        (629,119)    (724,232)
Net (increase) decrease in loans                                   (41,359)      31,248
Net (increase) decrease in federal funds and resell agreemen       (84,947)      51,702
Purchases of bank premises and equipment                            (7,131)      (6,041)
Proceeds from sales of bank premises and equipment                       3          200
                                                                  ________     ________
            Net cash provided by investing activities        $      29,480   $  117,806
                                                                  ________     ________
Financing Activities
Net increase (decrease) in demand and savings deposits       $      84,951   $  (18,199)
Net decrease in time deposits                                     (118,129)     (52,749)
Net decrease in federal funds and repurchase agreements            (30,087)     (34,973)
Net increase in short term borrowings                                  595          543
Repayment of long term debt                                           (625)        (590)
Cash dividends                                                      (3,891)      (3,873)
Proceeds from exercise of stock options                                 20           58
Purchases of treasury stock                                        (10,018)     (46,203)
                                                                  ________     ________
           Net cash used in financing activities             $     (77,184)  $ (155,986)
                                                                  ________     ________
Decrease in cash and due from banks                          $     (10,460)  $  (56,591)
Cash and due from banks at beginning of year                       772,631      696,407
                                                                  ________     ________
Cash and due from banks at end of period                     $     762,171   $  639,816
                                                                   =======      =======

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited in thousands)

                                                                                            Net
                                                                                            Unrealized               Purchase
                                                  Common        Capital       Retained      Holding       Treasury   Commitment/
                                                  Stock         Surplus       Earnings      Gain (Loss)   Stock      Unearned ESOP
Balance - December 31, 1995                       $ 22,548 $    522,892  $    136,943  $     3,612 $     (63,555) $  (46,481)
Net income                                               -            -        17,996            -             -           -
Cash Dividends                                           -            -        (3,873)           -             -           -
Shares purchased by ESOP                                 -            -             -            -             -      16,530
Guaranteed ESOP obligation                               -            -             -            -             -     (17,281)
Earned ESOP shares                                       -           53             -            -             -         482
Purchase of treasury stock                               -            -             -            -       (46,203)     29,951
Exercise of stock options                                -          (26)            -            -            84           -
Net unrealized loss on securities available for sale     -            -             -       (9,950)            -           -
                                                   ________    ________      ________    ________      ________     ________
Balance - March 31, 1996                          $ 22,548 $    522,919  $    151,066  $    (6,338) $   (109,674) $  (16,799)
                                                    =======     =======       =======     =======       =======     =======

Balance - December 31, 1996                       $ 23,503 $    558,073  $    142,947  $    (1,755) $   (125,288) $  (15,003)
Net income                                               -            -        14,961            -             -           -
Cash dividends                                           -            -        (3,891)           -             -           -
Earned ESOP shares                                       -          (12)            -            -             -         635
Purchase of treasury stock                               -            -             -            -       (10,018)          -
Exercise of stock options                                -           (8)            -            -            28           -
Net unrealized loss on securities available for sale     -            -             -       (6,047)            -           -
                                                  ________      ________      ________      ________    ________      _______
Balance - March 31                                $ 23,503 $    558,053  $    154,017  $    (7,802) $   (135,278) $  (14,368)
                                                   =======      =======       =======       =======      ========     =======

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997

1.  Financial Statement Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations have been made. The financial statements should be read in conjunction with the Management's
Discussion and Analysis of Financial Condition and results of Operations and with reference to the 1996 Annual Report to Shareholders.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses
during the reporting period.   Actual results could differ from these
estimates.

2.  Earnings Per Share:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods.
All share and per share data has been adjusted to reflect a 5% stock dividend paid on January 2, 1997.

3.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the three months ended March 31, 1997 and 1996 (in thousands):

                                                 Three Months Ended March 31,
                                                         1997          1996
Balance, January 1                               $      33,414  $      32,685
Additions:
      Provision for loan losses                  $        1,925 $       4,827
                                                       ________      ________
                                                 $       35,339 $      37,512
Deductions:                                            ________      ________
      Charge-offs                                $       (2,500) $     (2,612)
      Less recoveries on loans
        previously charged-off                              792           503
                                                       ________      ________
        Net charge-offs                          $       (1,708) $     (2,109)
                                                       ________      ________
Balance, March 31                                $       33,631  $     35,403
                                                        =======       =======

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
See Notes to Consolidated Financial Statements.

3.  Allowance for Loan Losses: (Continued)

At March 31, 1997 the amount of loans that are considered to be impaired under SFAS No. 114 was $16,062,000, compared to $9,325,000 at December 31, 1996. At March 31, 1997 all ofthese loans are on a nonaccrual or restructures basis. Included in the impaired loans is $13,261,000 of loans for which the related allowance for loan losses is $2,998,000. The remaining $2,801,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended March 31, 1997 was approximately $12,694,000.

4.  Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of operations of the Company.

UMB FINANCIAL CORPORATION
AVERAGE BALANCES/YIELDS AND RATES
(tax-equivalent basis) (in thousands)

                                                                           Three Months Ended March 31,
                                                                    1997                                      1996
                                                            Average       Average                     Average       Average
Assets                                                      Balance       Yield/Rate                  Balance       Yield/Rate
Loans, net of unearned interest                         $ 2,546,214            8.86%                $ 2,348,569          9.45%
Securities:
  Taxable                                               $ 2,316,925            5.82                 $ 2,332,242          5.47
  Tax-exempt                                                326,723            6.65                     310,536          6.90
                                                           ________        ________                    ________      ________
    Total securities                                    $ 2,643,648            5.92                 $ 2,642,778          5.64
Federal funds and resell agreements                         147,350            5.23                     168,493          5.31
Other earning assets                                         72,392            6.24                      69,971          5.79
                                                           ________        ________                    ________      ________
    Total earning assets                                $ 5,409,604            7.29                 $ 5,229,811          7.34
Allowance for loan losses                                   (33,427)                                    (32,724)
Other assets                                              1,095,671                                     972,100
                                                           ________                                    ________
Total assets                                            $ 6,471,848                                 $ 6,169,187
                                                            =======                                     =======

Liabilities and Shareholders' Equity
Interest-bearing deposits                               $3,388,841             3.76%                $ 3,369,812          3.82%
Federal funds and repurchase agreements                    793,357             4.79                     699,824          4.97
Borrowed funds                                              52,124             7.21                      58,578          7.31
                                                          ________         ________                    ________      ________
    Total interest-bearing liabilities                   4,234,322             4.00                   4,128,214          4.06
Noninterest-bearing demand deposits                      1,508,558                                    1,390,673
Other liabilities                                          146,077                                       69,449
Shareholders' equity                                       582,891                                      580,851

                                                         ---------                                    ---------
    Total liabilities and shareholders' equity          $6,471,848                                  $ 6,169,187
                                                         =========                                    =========

Net interest spread                                                            3.29%                                     3.28%
Net interest margin                                                            4.16                                      4.14

UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                           Three Months Ended
                                                                        March 31, 1997 vs. 1996
                                                            Volume        Rate          Total
Change in interest earned on:
    Loans                                            $      4,177 $     (3,748) $      429
    Securities:
        Taxable                                              (233)       1,762       1,529
        Tax-exempt                                            243         (213)         30
    Federal funds sold                                       (290)         (32)       (322)
    Other                                                      33           74         107
                                                         ________      ________      ________
            Interest income                          $      3,930 $     (2,157) $    1,773
                                                         ________      ________      ________
Change in interest paid on:
    Interest-bearing deposits                        $        101 $       (621) $    (520)
    Federal funds purchased                                 1,058         (347)       711
    Borrowed funds                                           (123)         (15)      (138)
                                                         ________      ________      ________
            Interest expense                         $      1,036 $       (983) $      53
                                                         ________      ________      ________
Net interest income                                  $      2,894 $     (1,174) $   1,720
                                                          =======       =======     =======

ANALYSIS OF NET INTEREST MARGIN
                                                                   Three Months Ended
                                                                         March 31,
                                                            1997          1996  Change
Average earning assets                               $ 5,409,604   $ 5,229,811   $ 179,793
Interest-bearing liabilities                           4,234,322     4,128,214     106,108
                                                        ________      ________    ________
Interest free funds                                  $ 1,175,282   $ 1,101,597   $  73,685
                                                         =======       =======     =======


Free funds ratio                                          21.73%         21.06%      0.66%
    (free funds to earning assets)

Tax-equivalent yield on earning assets                     7.29%          7.34%     (0.05)%
Cost of interest-bearing liabilities                       4.00           4.06      (0.06)
                                                       ________      ________     ________
Net interest spread                                        3.29%          3.28%      0.01 %
Benefit of interest free funds                             0.87           0.86       0.01
                                                       ________      ________     ________
Net interest margin                                        4.16%          4.14%      0.02 %
                                                        =======       =======     =======

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997

Summary

UMB Financial Corporation (the Company) earned net income of
$14,961,000 for the three months ended March 31, 1997, compared to $17,996,000 for the same period a year earlier. This represents per share earnings of $0.77 for the first quarter of 1997 compared to $0.89 for the first quarter of 1996. Included in the 1996 results was a gain on the sale of the servicing rights of the merchant bankcard portfolio of $9.8 million. In addition the Company recorded a provision for loan losses of $2.8 million over and above the normal recurring monthly provision. The approximate net after tax effect was $4.3 million or $0.21 per share.

The Company's net interest income increased as a result of increased lending activity and the effect of higher interest rates on investment securities. Provision for loan losses decreased due to increased provision in the first quarter of 1996 for non performing loans. Non interest income decreased primarily due to the gain recorded in the first quarter of 1996 from the sale of the servicing rights of the merchant bankcard portfolio. Non interest expense increased 6.49% when comparing the first quarter of 1997 to the same period of 1996.

Results of Operations

For the three months ended March 31, 1997 the Company earned net interest income of $53,586,000 compared to $51,733,000 for the first quarter of 1996, an increase of 3.58% which approximates the increase in average for the two periods. This increase occurred while the Company's spread and margin remained relatively unchanged. Contributing to the increase in net interest income was an increase of average loans outstanding of 8.42%. The Company's net interest income was also effected by an increase in rates earned on its investment security portfolio.

The provision for loan losses was $1,925,000 and $4,827,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease was primarily related to additional provision, during the first quarter of 1996, due to an increase in non performing loans. Net loan charge-offs in the first quarter of 1997 were $1,708,000 compared to $2,109,000 for the same period last year.

Non interest income totaled $33,553,000 for the first quarter of 1997 compared to $39,986,000 for the same period of 1996. The largest component of this change was a $9.8 million gain on the sale of the servicing rights of the merchant bankcard portfolio, recorded in the first quarter of 1996. Also effecting non interest income at March 31, 1997 as compared to March 31, 1996 were increases in trust income, service charges and other cash management fees. These increases emphasize the importance of diverse business lines which provide on going returns without jeopardizing the Company's high asset quality standards.

Non interest expense was $63,061,000 for the first three months of 1997 compared to $59,217,000 for the same period of 1996, an increase of 6.49%. Staffing related costs increased by 6.32% primarily due to additional personnel at new facilities and the data processing areas. Occupancy costs increased as a result of the opening of new branch facilities. Equipment expense also increased due to the new facilities and as a result of ongoing upgrades to the operating systems.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997

Financial Condition

Total assets at March 31, 1996 were $6.443 billion compared to $6.122 billion at March 31, 1996 and $6.512 billion at December 31, 1996.
Loans, net of unearned interest increased to $2.597 billion as of March 31, 1997 compared to $2.403 billion at March 31, 1996. This 8.10% increase in loans reflects management's goal to increase loans in a very competitive market. Investment securities decreased to $2.531 billion at March 31, 1997, from $2.602 billion at March 31, 1996. Total deposits increased to $5.157 billion at March 31, 1997 compared to $4.743 billion at March 31, 1996.

Non accrual and restructured loans totaled $17,193,000, 0.66% of loans at March 31, 1997 compared to $11,476,000, 0.45% of loans at December
31, 1996. Loans past due 90 days or more were $5,786,000, 0.22% of loans at March 31, 1997, compared to $6,704,000, 0.26% of loans at December 31, 1996. The Company's loan quality remains strong by industry standards. The increase in non-accrual loans was the result of one commercial loan and adequate reserves are in place to cover any potential losses. The total non performing loans and loans past due 90 days or more were less than 1.0% of total loans. At March 31, 1997 the Company's allowance for loan losses was $33,631,000 or 1.29% of outstanding loans. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate. Delinquency rates in the Company's bankcard loan portfolio are well below industry averages.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At March 31, 1997, the Company's average loan to deposit ratio was 52.0% compared to 49.3% at March 31, 1996. At March 31, 1997, the average life of the securities portfolio was 24 months and 27% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $578 million at March 31, 1997 compared to $564 million at March 31, 1996 and $582 million at year end 1996.
During the twelve months ended March 31, 1997 the Company increased its treasury stock holdings by $26 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At March 31, 1997, the net unrealized loss on securities available for sale was $7.8 million, compared to unrealized losses of $6.3 million at March 31, 1996 and $1.8 million at December 31, 1996.

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

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                                            Three Months Ended
                                                                  March 31,
RATIOS                                                       1997         1996
Return on average assets                                      .94%       1.17%
Return on average equity                                    10.41       12.46
Average equity to assets                                     9.01        9.42
Tier 1 risk-based capital ratio                             15.10       16.47
Total risk-based capital ratio                              16.08       17.65
Leverage ratio                                               8.16        8.22

Per Share Data
Earnings                                               $      .77   $    0.89
Cash Dividends                                         $      .20   $    0.19
Dividend payout ratio                                       25.97%      21.35%
Book value                                             $    29.69   $   28.10

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 1997


PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibit is filed herewith:

          27-Article 9 of Regulation S-X Financial Data Schedule for March 31, 1997 Form 10-Q.

b)  Reports on Form 8-K:

           The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

UMB FINANCIAL CORPORATION
FORM 10-Q
SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UMB FINANCIAL CORPORATION



/s/ R. Crosby Kemper
R. Crosby Kemper
Chairman


/s/ Timothy M. Connealy
Timothy M. Connealy
Chief Financial Officer


Date:     May 14, 1997