Form 10-Q
period 1997-06-30
UMB FINANCIAL CORP
filed 1997-08-14
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                    Yes X No

At June 30, 1997, UMB Financial Corporation had 19,449,303 shares of common stock outstanding. This is the only class of stock of the Company.

UMB FINANCIAL CORPORATION
FORM 10-Q
INDEX



PART I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheets
        as of June 30, 1997 (unaudited)  and 1996 and December 31, 1996
          (audited)                                                            3

        Consolidated Statements of Income for the Three and Six Months
        Ended June 30, 1997 and 1996 (unaudited)                               4

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1997 and 1996 (unaudited)                               5

        Consolidated Statements of Shareholders' Equity for the Six Months
        Ended June 30, 1997 and 1996 (unaudited)                               6

        Notes to Consolidated Financial Statements                           7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                 9
            Analysis of Changes in Net Interest Income and Margin             10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     14

              Signatures                                                      15

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                      June 30,               December 31,
                                                                    (Unaudited)                (Audited)
                                                           ------------------------------   --------------
ASSETS                                                         1997             1996            1996
------                                                     --------------   -------------   --------------
Loans:
    Commercial and agricultural                               $1,339,000      $1,202,733       $1,236,092
    Consumer (net of unearned interest)                        1,009,758         812,135          914,914
    Real estate                                                  383,168         435,324          404,039
    Leases                                                         2,856           2,114            2,596
    Allowance for loan losses                                    (33,426)        (34,577)         (33,414)
                                                           --------------   -------------   --------------
        Net Loans                                             $2,701,356      $2,417,729       $2,524,227
Securities available for sale:
    U.S. Treasury and agencies                                $2,192,875      $2,129,527       $2,257,217
    State and political subdivisions                               4,446               0            2,464
    Commercial paper and other                                     8,882          24,475          127,641
                                                           --------------   -------------   --------------
        Total securities available for sale                   $2,206,203      $2,154,002       $2,387,322
Securities held to maturity:
    State and political subdivisions                             364,151         316,328          319,227
                                                           --------------   -------------   --------------
        Total securities held to maturity (market value
        of $365,654, $314,189 & $319,525, respectively)       $  364,151      $  316,328       $  319,227
Federal funds and resell agreements                               71,425         163,013           58,960
Trading securities and other earning assets                      106,597          70,331           79,814
                                                           --------------   -------------   --------------
            Total earning assets                              $5,449,732      $5,121,403       $5,369,550
Cash and due from banks                                          690,382         556,125          772,631
Bank premises and equipment, net                                 162,664         150,977          152,909
Accrued income                                                    70,965          76,458           72,717
Premium on and intangibles of purchased banks                     63,857          71,132           67,474
Other Assets                                                      54,506          58,678           76,705
                                                           --------------   -------------   --------------
             Total assets                                     $6,492,106      $6,034,773       $6,511,986
                                                           ==============   =============   ==============
LIABILITIES
Deposits:
    Noninterest-bearing demand                                $1,609,069      $1,362,690       $1,724,486
    Interest-bearing demand and savings                        2,109,160       2,022,420        2,171,938
    Time deposits under $100,000                                 904,010         955,534          917,983
    Time deposits of $100,000 or more                            347,449         266,809          376,127
                                                           --------------   -------------   --------------
        Total deposits                                        $4,969,688      $4,607,453       $5,190,534
Federal funds and repurchase agreements                          800,582         745,271          614,395
Short-term debt                                                    1,278           1,673              911
Long-term debt                                                    50,189          56,920           51,350
Accrued expenses and taxes                                        49,332          48,249           46,887
Other liabilities                                                 26,874          21,278           25,432
                                                           --------------   -------------   --------------
            Total liabilities                                 $5,897,943      $5,480,844       $5,929,509
                                                           --------------   -------------   --------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 23,503,084; 22,547,521; & 23,503,084       $   23,503      $   22,548       $   23,503
    shares respectively
Capital surplus                                                  558,024         522,822          558,073
Retained earnings                                                164,911         161,805          142,947
Net unrealized gain (loss) on securities available for            (1,723)        (13,162)          (1,755)
sale
Unearned ESOP shares                                             (13,743)        (16,253)         (15,003)
Treasury stock, 3,721,818, 3,387,367 and
    3,424,176 shares, at cost, respectively                     (136,809)       (123,831)        (125,288)
                                                           --------------   -------------   --------------
        Total shareholders' equity                            $  594,163      $  553,929       $  582,477
                                                           --------------   -------------   --------------
            Total liabilities and shareholders' equity        $6,492,106      $6,034,773       $6,511,986
                                                           ==============   =============   ==============

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands)

                                                         Three Months                         Six Months
                                                        Ended June 30,                      Ended June 30,
INTEREST INCOME                                    1997               1996              1997               1996
---------------                               --------------     --------------    --------------     -------------
Loans                                            $    58,901        $    53,357       $   114,284        $   108,286

    Securities:
    Taxable interest                             $    31,369        $    30,449       $    64,616        $    62,168
    Tax-exempt interest                                4,001              3,594             7,709              7,169
                                               --------------     --------------    --------------     -------------
        Total securities income                  $    35,370        $    34,043       $    72,325        $    69,337
Federal funds and resell agreements                    2,068              3,338             3,970              5,562
Trading securities and other                           1,316              1,085             2,401              2,057
                                               --------------     --------------    --------------     -------------
            Total interest income                $    97,655        $    91,823       $   192,980        $   185,242
                                               --------------     --------------    --------------     -------------
INTEREST EXPENSE
Deposits                                         $    31,564        $    30,177       $    63,010        $    62,143
Federal funds and repurchase
    agreements                                        10,061              9,921            19,427             18,576
Short-term debt                                            9                  8                20                 19
Long-term debt                                           917              1,048             1,833              2,102
                                               --------------     --------------    --------------     -------------
        Total interest expense                   $    42,551        $    41,154       $    84,290        $    82,840
                                               --------------     --------------    --------------     -------------
Net interest income                              $    55,104        $    50,669       $   108,690        $   102,402
Provision for loan losses                              3,377              1,828             5,302              6,655
                                               --------------     --------------    --------------     -------------
            Net interest income after provision  $    51,727        $    48,841       $   103,388        $    95,747
                                               --------------     --------------    --------------     -------------

NONINTEREST INCOME
Trust income                                     $    11,048        $    10,579       $    21,764        $    20,796
Securities processing                                  2,875              2,524             5,548              4,806
Trading and investment banking                         3,302              3,412             6,849              6,976
Service charges on deposits                            8,321              7,729            17,232             16,788
Other service charges and fees                         5,585              4,233            10,164              6,932
Bankcard fees                                          1,690              1,446             3,310              2,784
Net investment security gains                             29                468               132                469
Other                                                  2,736              1,609             4,140             12,435
                                               --------------     --------------    --------------     -------------
        Total noninterest income                 $    35,586        $    32,000       $    69,139        $    71,986
                                               --------------     --------------    --------------     -------------

NONINTEREST EXPENSE
Salaries and employee benefits                   $    35,012        $    32,103       $    68,849        $    63,928
Occupancy, net                                         4,633              4,328             9,268              8,723
Equipment                                              6,881              5,675            13,114             11,102
Supplies and services                                  5,318              4,658            10,287              9,553
Bankcard processing                                    1,451              1,480             2,719              3,157
Marketing and business development                     4,273              3,835             8,521              7,141
FDIC and regulatory fees                                 460                330               859                659
Goodwill and core deposits                             1,807              1,834             3,617              3,678
Other                                                  5,899              4,929            11,561             10,448
                                               --------------     --------------    --------------     -------------
        Total noninterest expense                $    65,734        $    59,172       $   128,795        $   118,389
                                               --------------     --------------    --------------     -------------
Income before income taxes                       $    21,579        $    21,669       $    43,732        $    49,344
Income tax provision                                   6,801              7,126            13,993             16,805
                                               --------------     --------------    --------------     -------------
            NET INCOME                           $    14,778        $    14,543       $    29,739        $    32,539
                                               ==============     ==============    ==============     =============

PER SHARE DATA
Net income                                       $      0.76        $      0.72       $      1.53        $      1.61
Dividends                                        $      0.20        $      0.19       $      0.40        $      0.38

Weighted average shares outstanding               19,453,395         19,960,372        19,485,997         20,156,567

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                        ---------------------------
                                                                                1997         1996
                                                                        ----------------   --------
Operating Activities
Net Income                                                               $    29,739  $    32,539
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                              5,302        6,655
        Depreciation and amortization                                         12,027       11,976
        Deferred income taxes                                                 (1,087)      (3,811)
        Net (increase) decrease in trading securities                        (26,783)      16,845
        Gains on sales of securities available for sale                         (132)        (469)
        Losses on sales of securities available for sale                           -            1
        Amortization of securities premiums,
            net of discount accretion                                          7,348       11,404
        Earned ESOP shares                                                     1,237        1,065
        Changes in:
               Accrued income                                                  1,752        2,691
               Accrued expenses and taxes                                        492       (3,419)
        Other, net                                                            26,637      (15,237)
                                                                         ------------   -----------
            Net cash provided by operating activities                    $    56,532  $    60,240
                                                                         ------------   -----------

Investing Activities
Proceeds from maturities of investment securities                        $    34,733  $    54,700
Proceeds from sales of investment securities                                       -        1,349
Proceeds from sales of securities available for sale                          31,958            -
Proceeds from maturities of securities available for sale                  1,392,682    1,162,384
Purchases of investment securities                                           (80,567)     (60,402)
Purchases of securities available for sale                                (1,249,745)  (1,000,266)
Net increase in loans                                                       (182,431)     (22,501)
Net increase in federal funds and resell agreements                          (12,465)     (73,848)
Purchases of bank premises and equipment                                     (18,174)     (11,861)
Proceeds from sales of bank premises and equipment                                 3          207
                                                                         ------------   -----------
            Net cash provided by investing activities                    $   (84,006) $    49,762
                                                                         ------------   -----------

Financing Activities
Net decrease in demand and savings deposits                              $  (178,195) $  (126,869)
Net decrease in time deposits                                                (42,651)     (79,361)
Net increase in federal funds and repurchase agreements                      186,187       23,931
Net increase in short term borrowings                                            367        1,172
Repayment of long term debt                                                   (1,161)      (1,097)
Cash dividends                                                                (7,775)      (7,677)
Proceeds from exercise of stock options                                           71          239
Purchases of treasury stock                                                  (11,618)     (60,622)
                                                                         ------------   -----------
           Net cash used in financing activities                         $   (54,775) $  (250,284)
                                                                         ------------   -----------

Decrease in cash and due from banks                                      $   (82,249) $  (140,282)
Cash and due from banks at beginning of year                                 772,631      696,407
                                                                         -----------   -----------
Cash and due from banks at end of period                                 $   690,382  $   556,125
                                                                         ===========   ===========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                          Net
                                                                                       Unrealized                     Purchase
                                      Common         Capital         Retained           Holding         Treasury      Commitment/
                                      Stock          Surplus         Earnings         Gain (Loss)        Stock       Unearned ESOP
                                    -----------    -------------    ------------      -------------   -------------  -------------
Balance - December 31, 1995            $22,548        $ 522,892        $136,943           $  3,612      $ (63,555)      $ (46,481)
Net income                                   -                -          32,539                  -              -               -
Cash Dividends                               -                 -         (7,677)                 -              -               -
Shares purchased by ESOP                     -                -               -                  -              -          16,530
Guaranteed ESOP obligation                   -                -               -                  -              -         (17,281)
Earned ESOP shares                           -               37               -                  -              -           1,028
Purchase of treasury stock                   -                -               -                  -        (60,622)         29,951
Exercise of stock options                    -             (107)              -                  -            346               -
Net unrealized loss on securities
available for sale                           -                -               -            (16,774)             -               -
                                    -----------    -------------    ------------      -------------   -------------  ------------
Balance - June 30, 1996                $22,548        $ 522,822        $161,805           $(13,162)     $(123,831)      $ (16,253)
                                    ===========    =============    ============      =============   =============  ============


Balance - December 31, 1996            $23,503        $ 558,073        $142,947           $ (1,755)     $(125,288)      $ (15,003)
Net income                                   -                -          29,739                  -              -               -
Cash dividends                               -                -          (7,775)                 -              -               -
Earned ESOP shares                           -              (23)              -                  -              -           1,260
Purchase of treasury stock                   -                -               -                  -        (11,618)              -
Exercise of stock options                    -              (26)              -                  -             97               -
Net unrealized gain on securities
available for sale                           -                -               -                 32              -               -
                                    -----------    -------------    ------------      -------------   -------------  ------------
Balance - June 30, 1997                $23,503        $ 558,024        $164,911           $ (1,723)     $(136,809)      $ (13,743)
                                    ===========    =============    ============      =============   =============  ============

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997

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

3.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 1997 and 1996 (in thousands):

                                         Six Months Ended June 30,
                                              1997          1996
                                         ------------    ---------
Balance January 1                       $     33,414   $   32,685
Additions:
      Provision for loan losses                5,302        6,655
                                         ------------    ---------
                                        $     38,716   $   39,340
                                         ------------    ---------
Deductions:
      Charge-offs                       $     (6,630)  $   (5,904)
      Less recoveries on loans
        previously charged-off                 1,340        1,141
                                         ------------    ---------
        Net charge-offs                 $     (5,290)  $   (4,763)
                                         ------------    ---------
Balance, June 30                        $     33,426   $   34,577
                                         ============    =========

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997

3.  Allowance for Loan Losses: (Continued)

At June 30, 1997 the amount of loans that are considered to be impaired under SFAS No. 114 was $4,049,000 compared to $16,062,000 at March 31, 1997 and
$9,325,000 at December 31, 1996. At June 30, 1997 all of these loans are on a nonaccrual or restructured basis. Included in the impaired loans is $1,416,000 of loans for which the related allowance for loan losses is $566,000. The remaining $2,633.000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended June 30, 1997 was approximately $9,812,000.

4.  Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of operations of the Company.

5.  New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS 128 establishes Standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal periods ending after December 15, 1997, and early adoption is not permitted. The Company will adopt the provisions of SFAS 128 for its fiscal year ending December 31, 1997. In addition to the Company's current presentation of net earnings per share, this statement will require the Company to present diluted net earnings per share, which includes the dilutive effect of stock options.

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statements is effective for the Company's financial statements as of December 31, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The
Statements is effective to the Company's financial statements for fiscal year 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

UMB FINANCIAL CORPORATION
AVERAGE BALANCES/YIELDS AND RATES
(tax-equivalent basis) (in thousands)

                                                                   Six Months Ended June 30,
                                                               1997                              1996
                                                     Average          Average           Average         Average
Assets                                               Balance        Yield/Rate          Balance        Yield/Rate
                                                  --------------    ------------      -------------   -------------
Loans, net of unearned interest                      $2,586,754            8.95 %       $2,389,945            9.15 %
Securities:
  Taxable                                            $2,224,358            5.86         $2,242,139            5.58
  Tax-exempt                                            339,589            6.63            313,771            6.78
                                                  --------------    ------------      -------------   -------------
    Total securities                                 $2,563,947            5.96         $2,555,910            5.72
Federal funds and resell agreements                     140,561            5.70            212,830            5.26
Other earning assets                                     80,022            6.29             72,211            6.00
                                                  --------------    ------------      -------------   -------------
    Total earning assets                             $5,371,284            7.40         $5,230,896            7.28
Allowance for loan losses                               (32,952)                           (33,890)
Other assets                                          1,100,473                            995,211
                                                  ==============                      =============
Total assets                                         $6,438,805                         $6,192,217
                                                  ==============                      =============


Liabilities and Shareholders' Equity
Interest-bearing deposits                            $3,361,196            3.78 %       $3,319,346            3.76 %
Federal funds and repurchase agreements                 795,056            4.93            776,185            4.81
Borrowed funds                                           51,773            7.22             58,517            7.29
                                                  --------------    ------------      -------------   -------------
    Total interest-bearing                           $4,208,025            4.04         $4,154,048            4.01
liabilities
Noninterest-bearing demand deposits                   1,523,177
                                                                                         1,398,189
Other liabilities                                       123,684                             65,337
Shareholders' equity                                    583,919                            574,643
                                                  ==============                      =============
    Total liabilities and shareholders' equity       $6,438,805                         $6,192,217
                                                  ==============                      =============


Net interest spread                                                        3.36 %                             3.27 %
Net interest margin                                                        4.23                               4.09

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                Three Months Ended                              Six Months Ended
                                              June 30, 1997 vs. 1996                         June 30, 1997 vs. 1996
                                     --------------------------------------------   -------------------------------------
                                             Volume          Rate         Total       Volume       Rate           Total
Change in interest earned on:
    Loans                               $    4,096        $ 1,487       $  5,583    $   8,539   $  (2,527)     $ 6,012
    Securities:
        Taxable                               (351)         1,272            921         (519)      2,968        2,449
        Tax-exempt                             543             16            559          830        (242)         588
    Federal funds sold                      (1,833)           563         (1,270)      (2,023)        431       (1,592)
    Other                                      213             16            229          236         102          338
                                         ----------       --------      --------     --------    ---------      -------
            Interest income             $    2,668        $ 3,354       $  6,022    $   7,063   $     732      $ 7,795
                                         ----------       --------      --------     --------    ---------      -------

Change in interest paid on:
    Interest-bearing deposits           $      509        $   878       $  1,387    $     654   $     213      $   867
    Federal funds purchased                   (702)           842            140          430         421          851
    Borrowed funds                            (135)             5           (130)        (247)        (21)        (268)
                                         ----------       --------      --------     --------    ---------      -------
            Interest expense            $     (328)       $ 1,725       $  1,397    $     837   $     613      $ 1,450

                                         ----------       --------      --------     --------    ---------      -------
Net interest income                     $    2,996        $ 1,629       $  4,625    $   6,226   $     119      $ 6,345
                                         ==========       ========      ========     ========    =========      =======

ANALYSIS OF NET INTEREST MARGIN

                                                    Three Months Ended                         Six Months Ended
                                                       June 30, 1997                            June 30, 1997
                                    --------------------------------------------   ----------------------------------------
                                          1997           1996         Change            1997          1996         Change
                                          ----           ----         ------            ----          ----         ------
Average earning assets                  $5,331,374    $5,229,566     $101,808        $5,371,284    $5,230,896     $ 140,388
Interest-bearing liabilities             4,181,726     4,179,882        1,844         4,208,025     4,154,048        53,977
                                      ------------    -----------    ---------       ----------    ----------      --------
Interest free funds                     $1,149,648    $1,049,684     $ 99,964        $1,163,259    $1,076,848     $  86,411
                                      ============    ===========    =========       ==========    ==========      ========

Free funds ratio                             21.56 %       20.07 %       1.49 %           21.66 %      20.59 %         1.07 %
    (free funds to earning assets)

Tax-equivalent yield on earning assets        7.53 %        7.13 %       0.40 %            7.40 %       7.28 %         0.12 %
Cost of interest-bearing liabilities          4.09          3.92         0.17              4.04         4.01           0.03
                                      ------------    -----------    ---------       ----------    ---------       --------
Net interest spread                           3.44 %        3.21 %       0.23 %            3.36 %       3.27 %         0.09 %
Benefit of interest free funds                0.87          0.83         0.04              0.87         0.82           0.05
                                      ------------    -----------    ---------       ----------    ---------       --------
Net interest margin                           4.31 %        4.04 %       0.27 %            4.23 %       4.09 %         0.14 %
                                      ============    ===========    =========       ==========    =========       =========


UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

Summary

UMB Financial Corporation (the Company) earned net income of $14,778,000 for the three months ended June 30, 1997, compared to $14,543,000 for the same period a year earlier. This represents per share earnings of $0.76 for the second quarter of 1997 compared to $0.72 for the second quarter of 1996. On a year-to-date basis, 1997 earnings were $29,739,000, or $1.53 per share, compared to $32,539,000, or $1.61 per share, for the prior year. Included in the 1996 yearly results was a gain on the sale of the servicing rights of the merchant bankcard portfolio of $9.8 million. In addition, the Company recorded a provision for loan losses of $2.8 million over and above the normal recurring monthly provision. The approximate net after tax effect of these items in 1996 was $4.3 million or $0.21 per share.

The Company's net interest income increased on a quarterly and year-to-date basis as a result of an increase in lending activity and the effect of higher interest rates on investment securities. Non interest income for the second quarter of 1997 increased 11.21% compared to the second quarter of 1996. The year-to-date change in non interest income is consistent with the quarterly change when adjusted for the 1996 gain on the sale of the servicing rights to the merchant bankcard portfolio. Non interest expense increased by approximately 10.00% during both periods.

Results of Operations

Net interest income totaled $55,104,000 for the second quarter of 1997, an 8.75% increase over 1996 second quarter net interest income of $ 50,669,000. This change is consistent with the year-to-date increase in net interest income which totaled $108,690,000 for the first half of 1997 compared to $102,402,000 for the same period of 1996. The improvement in the Company's net interest income was fueled by an increase in loans and higher interest rates. The Company's yield on interest earning assets increased to 7.40% as of June 30, 1997, compared to 7.28% for the first six months of 1996. Contributing to the increase in net interest income was an increase in average loans of 8.23%. Also effecting the increase in earning assets was an increase in rates earned on the Company's investment security portfolio.

The Company's loan loss provision for the second quarter of 1997 was $3,377,000 compared to $1,828,000 for the same period of 1996. The year-to-date loan loss provision for the Company in 1997 was $5,302,000 compared to $6,655,000 for 1996. Net loan charge-offs for the first six months of 1997 were $5,290,000 compared to $4,763,000 for the first half of 1996.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

Non interest income totaled $35,586,000 for the second quarter of 1997 compared to $32,000,000 for the same period of 1996. Trust and custody services, service charges and cash management fees were the largest components of the increases in non interest income. For the first half of 1997, non interest income decreased to $69,139,000 from $71,986,000 for the prior year. This decrease was the result of increases in traditional fee income which were offset by a decrease in other income. The decrease in other income was the result of a $9.8 million gain on the sale of the servicing rights of the merchant bankcard portfolio, during the first half of 1996. The Company's substantial fee income from its diverse business lines provides on going returns without increased credit risk.

Non interest expense was $65,734,000 for the three months ended June 30, 1997 compared to $59,172,000 for the same period of 1996. For the first six months of 1997 non interest expense was $128,795,000 compared to $118,389,000 for the first six months of 1996. In comparing the quarter and year-to-date increases, the Company incurred increases in staffing, occupancy and equipment costs. Staffing related costs increased primarily due to additional personnel at new facilities and data processing areas. Occupancy costs increased as a result of the opening of new branch facilities. Equipment expense also increased due to the new facilities and as a result of ongoing upgrades to operating systems.

Financial Condition

Total assets at June 30, 1997 were $6.492 billion compared to $6.035 billion at June 30, 1996 and $6.512 billion at December 31, 1996. Loans, net of unearned interest, increased to $2.735 billion as of June 30, 1997 compared to $2.452 billion at June 30, 1996. This 11.52% increase in loans reflects management's goal to increase loans in a very competitive market. Investment securities increased to $2.570 billion at June 30, 1997 compared to $2.470 billion a year earlier. Increases in loans and investment securities were funded by increases in deposits. Total deposits increased to $4.970 billion at June 30, 1997 compared to $4.607 billion at June 30, 1996.

Non accrual and restructured loans totaled $4,769,000, 0.17% of loans at June 30, 1997 compared to $17,193,000, .66% of loans at March 31, 1997 and
$11,476,000 at December 31, 1996. Loans past due 90 days or more were $8,456,000, 0.31% of loans at June 30, 1997, compared to $5,786,000, .22% of loans at March 31, 1997. The Company's loan quality remains strong by industry standards. This decrease in non-accrual loans was achieved at the same time the Company saw its average loans increase by 8.23%. The total non performing loans and loans past due 90 days or more were less than 1.0% of total loans. At June 30, 1997 the Company's allowance for loan losses was $33,426,000 or 1.22% of outstanding loans. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate. Delinquency rates in the Company's bankcard loan portfolio are well below industry averages.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At June 30, 1997, the Company's average loan to deposit ratio was 53.0% compared to 50.7% at June 30, 1996. At June 30, 1997, the average life of the securities portfolio was 23 months and 29% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $594 million at June 30, 1997 compared to $554 million at June 30, 1996 and $582 million at year end 1996. During the twelve months ended June 30, 1997 the Company increased its treasury stock holdings by $13 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At June 30, 1997, the net unrealized loss on securities available for sale was $1.7 million, compared to unrealized losses of $13.2 million at June 30, 1996 and $1.8 million at December 31, 1996.

Included in this report are limited forward looking statements concerning the Company's future financial condition and results of operations. These statements are the result of Management's current expectations based on information presently available. Actual results could differ from these expectations as a result of many factors including changes in economic conditions impacting customers ability to repay loans, interest rates and loan demand. Changes in technology, regulatory requirements and competition will also impact future results.

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                              Six Months Ended
                                                  June 30,
RATIOS                                      1997         1996
Return on average assets                     .93  %      1.06  %
Return on average equity                   10.27        11.39
Average equity to assets                    9.07         9.28
Tier 1 risk-based capital ratio            15.54        16.36
Total risk-based capital ratio             16.51        17.50
Leverage ratio                              8.31         8.32

Per Share Data
Earnings                              $     1.53    $    1.61
Cash Dividends                        $      .40    $     .38
Dividend payout ratio                      26.14  %     23.60  %
Book value                            $    30.55    $   28.09

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 1997


PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibit is filed herewith:

          27-Article 9 of Regulation S-X Financial Data Schedule for June 30, 1997 Form 10-Q.

b)  Reports on Form 8-K:

           The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

UMB FINANCIAL CORPORATION
FORM 10-Q
SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UMB FINANCIAL CORPORATION



/s/ R. Crosby Kemper
R. Crosby Kemper
Chairman


/s/ Timothy M. Connealy
Timothy M. Connealy
Chief Financial Officer


Date:  August XX, 1997