Form 10-Q
period 1997-09-30
UMB FINANCIAL CORP
filed 1997-11-14
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

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

                                    Yes X No

At September 30, 1997, UMB Financial Corporation had 19,465,615 shares of common stock outstanding. This is the only class of stock of the Company.

                                     UMB FINANCIAL CORPORATION
                                             FORM 10-Q
                                               INDEX



PART I.  Financial Information

Item 1.  Financial Statements

        Consolidated Balance Sheets as of September 30, 1997 and 1996
        (unaudited) and December 31, 1996 (audited)                           3

        Consolidated Statements of Income for the Three and Nine Months
        Ended September 30, 1997 and 1996 (unaudited)                         4

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1997 and 1996 (unaudited)                         5

        Consolidated Statements of Shareholders' Equity for the Nine Months
        Ended September 30, 1997 and 1996 (unaudited)                         6

        Notes to Consolidated Financial Statements                          7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                9
            Analysis of Changes in Net Interest Income and Margin            10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

              Signatures                                                     15

                                        UMB FINANCIAL CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                             (in thousands)

                                                                   September 30,
                                                                    (Unaudited)             December 31,
                                                           ------------------------------  ---------------
ASSETS                                                         1997            1996             1996
                                                           --------------  --------------  ---------------
Loans:
    Commercial, financial and agricultural                   $ 1,272,474     $ 1,180,019      $ 1,236,092
    Consumer (net of unearned interest)                        1,059,823         892,575          914,914
    Real estate                                                  374,636         416,730          404,039
    Leases                                                         2,658           2,368            2,596
    Allowance for loan losses                                    (32,770)        (34,436)         (33,414)
                                                           --------------  --------------  ---------------
        Net Loans                                            $ 2,676,821     $ 2,457,256      $ 2,524,227
Securities available for sale:
    U.S. Treasury and agencies                               $ 2,048,621     $ 2,131,717      $ 2,257,217
    State and political subdivisions                               4,022               0            2,464
    Commercial paper and other                                     8,947           6,880          127,641
                                                           --------------  --------------  ---------------
        Total securities available for sale                  $ 2,061,590     $ 2,138,597      $ 2,387,322
Securities held to maturity:
    State and political subdivisions                             391,662         325,628          319,227
                                                           --------------  --------------  ---------------
        Total securities held to maturity (market value
        of $394,777, $324,862 & $313,173, respectively)      $   391,662     $   325,628      $   319,227
Federal funds and resell agreements                              107,689         109,932           58,960
Trading securities and other earning assets                       84,617          81,691           79,814
                                                           --------------  --------------  ---------------
            Total earning assets                             $ 5,322,379     $ 5,113,104      $ 5,369,550
Cash and due from banks                                          818,103         635,724          772,631
Bank premises and equipment, net                                 167,435         151,242          152,909
Accrued income                                                    74,886          74,698           72,717
Premium on and intangibles of purchased banks                     62,103          69,303           67,474
Other assets                                                      68,142          52,538           76,705
                                                          --------------  --------------  ---------------
             Total assets                                    $ 6,513,048     $ 6,096,609      $ 6,511,986
                                                           ==============  ==============  ===============

LIABILITIES
Deposits:
    Noninterest-bearing demand                               $ 1,818,071     $ 1,414,390      $ 1,724,486
    Interest-bearing demand and savings                        2,032,850       2,027,440        2,171,938
    Time deposits under $100,000                                 892,965         932,360          917,983
    Time deposits of $100,000 or more                            281,231         225,693          376,127
                                                           --------------  --------------  ---------------
        Total deposits                                       $ 5,025,117     $ 4,599,883      $ 5,190,534
Federal funds and repurchase agreements                          742,718         814,922          614,395
Short-term debt                                                      471           1,995              911
Long-term debt                                                    45,101          51,858           51,350
Accrued expenses and taxes                                        54,033          41,842           46,887
Other liabilities                                                 34,483          18,652           25,432
                                                           --------------  --------------  ---------------
            Total liabilities                                $ 5,901,923     $ 5,529,152      $ 5,929,509
                                                           --------------  --------------  ---------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 23,503,084; 22,547,521; & 23,503,084      $    23,503     $    22,548      $    23,503
    shares respectively
Capital surplus                                                  558,009         522,720          558,073
Retained earnings                                                176,143         172,089          142,947
Net unrealized gain (loss) on securities available for sale        3,468          (9,972)          (1,755)
Unearned ESOP shares                                             (13,117)        (15,628)         (15,003)
Treasury stock, 3,720,595, 3,399,722 and
    3,424,176 shares, at cost, respectively                     (136,881)        124,300)        (125,288)
                                                           --------------  --------------  ---------------
        Total shareholders' equity                           $   611,125     $   567,457      $   582,477
                                                           --------------  --------------  ---------------
            Total liabilities and shareholders' equity       $ 6,513,048     $ 6,096,609      $ 6,511,986
                                                           ==============  ==============  ===============

See Notes to Consolidated Financial Statements.

                                            UMB FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited in thousands)

                                                        Three Months                         Nine Months
                                                     Ended September 30,                 Ended September 30,
INTEREST INCOME                                    1997              1996              1997               1996
                                               --------------    --------------    --------------     -------------
Loans                                               $ 61,232          $ 55,706         $ 175,516         $ 163,992
    Securities:
    Taxable interest                                $ 31,035          $ 30,649         $  95,651         $  92,817
    Tax-exempt interest                                4,368             3,677            12,077            10,846
                                               --------------    --------------    --------------     -------------
        Total securities income                     $ 35,403          $ 34,326         $ 107,728         $ 103,663
Federal funds and resell agreements                    2,209             2,390             6,179             7,952
Trading securities and other                           1,276               968             3,677             3,025
                                               --------------    --------------    --------------     -------------
            Total interest income                   $100,120          $ 93,390         $ 293,100         $ 278,632
                                               --------------    --------------    --------------     -------------

INTEREST EXPENSE
Deposits                                            $ 32,098          $ 30,267         $  95,108         $  92,410
Federal funds and repurchase
    agreements                                        10,885             9,502            30,312            28,078
Short-term debt                                            7                12                27                31
Long-term debt                                           814               976             2,647             3,078
                                               --------------    --------------    --------------     -------------
        Total interest expense                      $ 43,804          $ 40,757         $ 128,094         $ 123,597
                                               --------------    --------------    --------------     -------------
Net interest income                                 $ 56,316          $ 52,633         $ 165,006         $ 155,035
Provision for loan losses                              2,807             1,821             8,109             8,476
                                               --------------    --------------    --------------     -------------
            Net interest income after provision     $ 53,509          $ 50,812         $ 156,897         $ 146,559
                                               --------------    --------------    --------------     -------------

NONINTEREST INCOME
Trust income                                        $ 11,824          $ 10,565         $  33,588         $  31,361
Securities processing                                  3,138             2,280             8,686             7,086
Trading and investment banking                         3,071             2,831             9,920             9,807
Service charges on deposits                            9,509             8,106            26,741            24,894
Other service charges and fees                         5,746             4,300            15,910            11,232
Bankcard fees                                          1,784             1,762             5,094             4,546
Net investment security gains                            540                 0               672               469
Other                                                  1,568             1,347             5,708            13,782
                                               --------------    --------------    --------------     -------------
        Total noninterest income                    $ 37,180          $ 31,191         $ 106,319         $ 103,177
                                               --------------    --------------    --------------     -------------

NONINTEREST EXPENSE
Salaries and employee benefits                      $ 36,231          $ 32,754         $ 105,080         $  96,682
Occupancy, net                                         5,022             4,526            14,290            13,249
Equipment                                              7,282             5,834            20,396            16,936
Supplies and services                                  5,024             4,568            15,311            14,121
Bankcard processing                                    1,407             2,217             4,126             5,374
Marketing and business development                     4,547             3,989            13,068            11,130
FDIC and regulatory fees                                 490               320             1,349               979
Other                                                  8,568             7,083            23,746            21,209
                                               --------------    --------------    --------------     -------------
        Total noninterest expense                   $ 68,571          $ 61,291         $ 197,366         $ 179,680
                                               --------------    --------------    --------------     -------------
Income before income taxes                          $ 22,118          $ 20,712         $  65,850         $  70,056
Income tax provision                                   7,002             6,678            20,995            23,483
                                               --------------    --------------    --------------     -------------
            NET INCOME                              $ 15,116          $ 14,034         $  44,855         $  46,573
                                               ==============    ==============    ==============     =============

PER SHARE DATA
Net income                                          $   0.78          $   0.71         $    2.30          $   2.32
Dividends                                           $   0.20          $   0.19         $    0.60          $   0.57

Weighted average shares outstanding               19,454,381        19,742,082        19,475,343        20,030,283

See Notes to Consolidated Financial Statements.

                                      UMB FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                   -----------------------------------
                                                                          1997              1996
                                                                      --------------    --------------
Operating Activities
Net Income                                                              $    44,855       $    46,573
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                             8,109             8,476
        Depreciation and amortization                                        17,804            16,213
        Deferred income taxes                                                  (336)           (4,049)
        Net (increase) decrease in trading securities                        (4,803)            4,320
        Gains on sales of securities available for sale                        (690)             (470)
        Losses on sales of securities available for sale                         18                 1
        Amortization of securities premiums,
            net of discount accretion                                        11,739            17,565
        Earned ESOP shares                                                    1,906             1,595
        Changes in:
               Accrued income                                                (2,169)            4,451
               Accrued expenses and taxes                                     5,325           (12,713)
        Other, net                                                           16,694            (9,682)
                                                                      --------------    --------------
            Net cash provided by operating activities                   $    98,452       $    72,280
                                                                      --------------    --------------

Investing Activities
Proceeds from maturities of investment securities                       $    50,591       $    73,217
Proceeds from sales of investment securities                                      -                 -
Proceeds from sales of securities available for sale                         86,596             2,095
Proceeds from maturities of securities available for sale                 1,585,763         1,422,866
Purchases of investment securities                                         (124,418)          (88,736)
Purchases of securities available for sale                               (1,347,996)       (1,264,250)
Net increase in loans                                                      (160,703)          (45,892)
Net increase in federal funds and resell agreements                         (48,729)          (20,767)
Purchases of bank premises and equipment                                    (27,002)          (14,559)
Proceeds from sales of bank premises and equipment                               37               231
                                                                      --------------    --------------
            Net cash provided by investing activities                   $    14,139       $    64,205
                                                                      --------------    --------------

Financing Activities
Net decrease in demand and savings deposits                             $   (45,503)      $   (70,149)
Net decrease in time deposits                                              (119,914)         (143,651)
Net increase in federal funds and repurchase agreements                     128,323            93,582
Net increase (decrease) in short term borrowings                               (440)            1,494
Repayment of long term debt                                                  (6,249)           (6,158)
Cash dividends                                                              (11,659)          (11,427)
Proceeds from exercise of stock options                                         194               255
Purchases of treasury stock                                                 (11,871)          (61,114)
                                                                      --------------    --------------
           Net cash used in financing activities                        $   (67,119)      $  (197,168)
                                                                      --------------    --------------

Increase (decrease) in cash and due from banks                          $    45,472       $   (60,683)
Cash and due from banks at beginning of year                                772,631           696,407
                                                                      --------------    --------------
Cash and due from banks at end of period                                $   818,103       $   635,724
                                                                      ==============    ==============

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (unaudited) (in thousands)

                                                                                           Net
                                                                                        Unrealized                     Purchase
                                      Common         Capital         Retained            Holding         Treasury      Commitment/
                                      Stock          Surplus         Earnings          Gain (Loss)         Stock       Unearned ESOP
                                    -----------   --------------    ------------       -------------    ------------   -------------
Balance - December 31, 1995           $ 22,548        $ 522,892       $ 136,943            $  3,612       $ (63,555)      $ (46,481)
Net income                                   0                0          46,573                   0               0               0
Cash Dividends                               0                0         (11,427)                  0               0               0
Shares purchased by ESOP                     0                0               0                   0               0          16,530
Guaranteed ESOP obligation                   0                0               0                   0               0         (17,281)
Earned ESOP shares                           0              (58)              0                   0               0           1,653
Purchase of treasury stock                   0                0               0                   0         (61,114)         29,951
Exercise of stock options                    0             (114)              0                   0             369               0
Net unrealized loss on securities
 available for sale                          0                0               0             (13,584)              0               0
                                    -----------   --------------    ------------       -------------    ------------    ------------
Balance - September 30, 1996          $ 22,548        $ 522,720       $ 172,089            $ (9,972)     $ (124,300)      $ (15,628)
                                    ===========   ==============    ============       =============    ============    ============


Balance - December 31, 1996           $ 23,503        $ 558,073       $ 142,947            $ (1,755)     $ (125,288)      $ (15,003)
Net income                                   0                0          44,855                   0               0               0
Cash dividends                               0                0         (11,659)                  0               0               0
Earned ESOP shares                           0               20               0                   0               0           1,886
Purchase of treasury stock                   0                0               0                   0         (11,871)              0
Exercise of stock options                    0              (84)              0                   0             278               0
Net unrealized gain on securities
 available for sale                          0                0               0               5,223               0               0
                                    -----------   --------------    ------------       -------------    ------------    ------------
Balance - September 30, 1997          $ 23,503        $ 558,009       $ 176,143            $  3,468      $ (136,881)      $ (13,117)
                                    ===========   ==============    ============       =============    ============    ============

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

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

4.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                Nine Months Ended September 30,
                                                         1997           1996
                                                    ------------   ------------
Balance January 1                                 $      33,414  $      32,685
Additions:
      Provision for loan losses                           8,109          8,476
                                                    ------------   ------------
                                                  $      41,523  $      41,161
                                                    ------------   ------------
Deductions:
      Charge-offs                                 $     (10,579)  $     (8,469)
      Less recoveries on loans
        previously charged-off                            1,826          1,744
                                                    ------------   ------------
        Net charge-offs                           $      (8,753)  $     (6,725)
                                                    ------------   ------------
Balance, September 30                             $      32,770   $     34,436
                                                    ============   ============

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997


3.  Allowance for Loan Losses: (Continued)

At September 30, 1997 the amount of loans that are considered to be impaired under SFAS No. 114 was $4,763,000 compared to $4,049,000 at June 30, 1997 and $9,325,000 at December 31, 1996. At September 30, 1997 all of these loans are on a nonaccrual or restructured basis. Included in the impaired loans is $1,996,000 of loans for which the related allowance for loan losses is $1,205,000. The remaining $2,767.000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended September 30, 1997 was approximately $8,550,000.

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

                                               UMB FINANCIAL CORPORATION
                                           AVERAGE BALANCES/YIELDS AND RATES
                                         (tax-equivalent basis) (in thousands)

                                                                   Nine Months Ended September 30,
                                                                   1997                        1996
                                                     Average          Average            Average          Average
Assets                                               Balance        Yield/Rate           Balance        Yield/Rate
                                                  --------------    ------------       -------------    ------------
Loans, net of unearned interest                     $ 2,633,112               8.95%     $ 2,420,888               9.13%
Securities:
  Taxable                                           $ 2,182,969               5.86      $ 2,186,887               5.62
  Tax-exempt                                            353,905               6.63          315,996               6.72
                                                  --------------    ------------       -------------    ------------
    Total securities                                $ 2,536,874               5.97      $ 2,502,883               5.76
Federal funds and resell agreements                     142,952               5.78          201,674               5.27
Other earning assets                                     82,026               6.26           67,989               6.11
                                                  --------------    ------------       -------------    ------------
    Total earning assets                            $ 5,394,964               7.42      $ 5,193,434               7.32
Allowance for loan losses                               (33,077)                            (34,058)
Other assets                                          1,109,134                             982,422
                                                  --------------                      --------------
Total assets                                        $ 6,471,021                         $ 6,141,798
                                                  ==============                       =============


Liabilities and Shareholders' Equity
Interest-bearing deposits                           $ 3,348,037               3.80%     $ 3,296,161               3.74%
Federal funds and repurchase agreements                 810,409               5.00          778,467               4.82
Borrowed funds                                           50,835               7.03           57,549               7.22
                                                  --------------    ------------       -------------    ------------
    Total interest-bearing liabilities              $ 4,209,281               4.07      $ 4,132,177               4.00
Noninterest-bearing demand deposits                   1,567,603                           1,375,208
Other liabilities                                       103,007                              62,756
Shareholders' equity                                    591,130                             571,657
                                                  --------------                       --------------
    Total liabilities and shareholders' equity      $ 6,471,021                         $ 6,141,798
                                                  ==============                       =============


Net interest spread                                                           3.25%                               3.32%
Net interest margin                                                           4.25                                4.14

UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)

                                          ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                     Three Months Ended                               Nine Months Ended
                                               September 30, 1997 vs. 1996                    September 30, 1997 vs. 1996
                                      ------------------------------------------  ---------------------------------------------
                                         Volume          Rate          Total           Volume           Rate          Total
Change in interest earned on:
    Loans                                  $ 6,883       $ (1,381)      $ 5,502         $ 14,137        $ (3,402)     $ 10,735
    Securities:
        Taxable                               (427)           843           416             (169)          3,780         3,611
        Tax-exempt                           1,050             19         1,069            1,869            (212)        1,657
    Federal funds sold                        (449)           268          (181)          (2,488)            716        (1,772)
    Other                                      378            (14)          364              653              82           735

                                      -------------   ------------   -----------     ------------   -------------  ------------
            Interest income                $ 7,435       $   (265)      $ 7,170         $ 14,002        $    964      $ 14,966
                                      -------------   ------------   -----------     ------------   -------------  ------------

Change in interest paid on:
    Interest-bearing deposits              $   713        $ 1,117       $ 1,830         $  1,419        $  1,279      $  2,698
    Federal funds purchased                    745            639         1,384            1,160           1,074         2,234
    Borrowed funds                            (112)           (56)         (168)            (357)            (78)         (435)

                                      -------------   ------------  -----------       ------------   -------------  ------------
            Interest expense               $ 1,346        $ 1,700       $ 3,046         $  2,222        $  2,275      $  4,497

                                      -------------   ------------   -----------      -----------     -----------    -----------
Net interest income                        $ 6,089        $(1,965)      $ 4,124         $ 11,780        $ (1,311)     $ 10,469
                                      =============   ============   ===========     ============   =============  ============

                                               ANALYSIS OF NET INTEREST MARGIN

                                                      Three Months Ended                              Nine Months Ended
                                                       September 30, 1997                             September 30, 1997
                                      ------------------------------------------  ---------------------------------------------
                                          1997           1996          Change           1997            1996         Change
Average earning assets                 $ 5,442,324    $ 5,229,566     $ 212,758      $ 5,394,964     $ 5,193,434     $ 201,530
Interest-bearing liabilities             4,211,793      4,179,882        31,911        4,209,282       4,132,177        77,105
                                      -------------   ------------   -----------     -----------    ------------   -----------
Interest free funds                    $ 1,230,531    $ 1,049,684     $ 180,847      $ 1,185,682     $ 1,061,257     $ 124,425
                                      =============   ============   ===========     ============   =============  ============



Free funds ratio                            22.61%         20.07%        2.54%           21.98%          20.43%         1.54%
    (free funds to earning assets)

Tax-equivalent yield on earning assets       7.49           7.13         0.36             7.42            7.32          0.10
Cost of interest-bearing liabilities         4.14           3.92         0.22             4.07            4.00          0.07
                                      -------------   ------------   -----------    ------------    -----------  ------------
Net interest spread                          3.35           3.21         0.14             3.35            3.32          0.03
Benefit of interest free funds               0.92           0.83         0.09             0.90            0.82          0.08
                                      -------------   ------------   -----------    -----------     -----------  -----------
Net interest margin                          4.27           4.04         0.23             4.25            4.14          0.11
                                      =============   ============   ===========     ============   =============  ============

                                    UMB FINANCIAL CORPORATION
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Summary

UMB Financial Corporation (the Company) earned net income of $15,116,000 for the three months ended September 30, 1997, compared to $14,034,000 for the same period a year earlier. This represents per share earnings of $0.78 for the third quarter of 1997 compared to $0.71 for the third quarter of 1996. On a year-to-date basis, 1997 earnings were $44,855,000, or $2.30 per share, compared to $46,573,000, or $2.32 per share, for the prior year. Included in the 1996 yearly results was a gain on the sale of the servicing rights of the merchant bankcard portfolio of $9.8 million. In addition, the Company recorded a provision for loan losses of $2.8 million over and above the normal recurring monthly provision. The approximate net after tax effect of these items in 1996 was $4.3 million or $0.21 per share.

The Company's net interest income increased on a quarterly and year-to-date basis as a result of an increase in lending activity and the effect of higher interest rates on investment securities. Noninterest income increased for both periods as the Company continues to build on its substantial fee based income. Noninterest expenses were higher for both the quarterly and year-to-date periods fueled by increases in technology spending and costs associated with new business opportunities.

Results of Operations

Net interest income totaled $56,316,000 for the third quarter of 1997, a 7.00% increase over 1996 third quarter net interest income of $ 52,633,000. This change is consistent with the year-to-date increase in net interest income which totaled $165,006,000 for the first nine months of 1997 compared to $155,035,000 for the same period of 1996. The improvement in the Company's net interest income was fueled by an increase in average loans of 8.77% on a year-to-date basis. The Company's yield on interest earning assets increased to 7.42% as of September 30, 1997, compared to 7.32% for the first nine months of 1996. Also effecting the increase in yield on earning assets was an increase in rates earned on the Company's investment security portfolio. This increase in rates for investment securities resulted from replacing maturing securities with higher yielding bonds.

The Company's loan loss provision for the third quarter of 1997 was $2,807,000 compared to $1,821,000 for the same period of 1996. The year-to-date loan loss provision for the Company in 1997 was $8,109,000 compared to $8,476,000 for 1996. Net loan charge-offs increased for both the quarterly and year-to-date periods. This increase in charge-offs was seen in the consumer and bankcard areas.

                                    UMB FINANCIAL CORPORATION
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Non interest income totaled $37,180,000 for the third quarter of 1997 compared to $31,191,000 for the same period of 1996, an increase of 19.20%. Trust and custody services, service charges and cash management fees were the largest components of the increases in non interest income. For the first nine months of 1997, non interest income increased to $106,319,000 from $103,177,000 for the prior year. The results on a year-to-date basis do not represent the same percentage increase as the quarterly results due to the $9.8 million gain on the sale of the servicing rights of the merchant bankcard portfolio, during the first half of 1996. The Company's substantial fee income from its diverse business lines provides ongoing returns without increased credit risk.

Non interest expense was $68,571,000 for the three months ended September 30, 1997 compared to $61,291,000 for the same period of 1996. For the first nine months of 1997 non interest expense was $197,366,000 compared to $179,680,000 for the first nine months of 1996. In comparing the quarter and year-to-date increases, the Company incurred increases in staffing, occupancy and equipment costs. Staffing related costs increased primarily due to additional personnel at new facilities and data processing areas. Occupancy costs increased as a result of the opening of new branch facilities. Equipment expense also increased due to the new facilities and as a result of ongoing upgrades to operating systems.

Financial Condition

Total assets at September 30, 1997 were $6.513 billion compared to $6.097 billion at September 30, 1996 and $6.512 billion at December 31, 1996. Loans, net of unearned interest, increased to $2.710 billion as of September 30, 1997 compared to $2.492 billion at September 30, 1996. This 8.75% increase in loans reflects management's goal to increase loans in a very competitive market. The increases in loans was consistent with increases in deposits. Total deposits increased to $5.025 billion at September 30, 1997 compared to $4.600 billion at September 30, 1996.

Non accrual and restructured loans totaled $6,948,000, 0.26% of loans, at September 30, 1997 compared to $13,639,000, 0.55% of loans, at September 30, 1996 and $11,476,000 at December 31, 1996, 0.45% of loans. Loans past due 90 days or more were $9,383,000, 0.35% of loans at September 30, 1997, compared to $6,569,000, 0.26% of loans at September 30, 1996. The Company's loan quality remains strong by industry standards. This decrease in non-accrual loans was achieved at the same time the Company's average loans increased by 8.77%. The total non performing loans and loans past due 90 days or more were less than 1.0% of total loans. At September 30, 1997 the Company's allowance for loan losses was $32,770,000 or 1.21% of outstanding loans. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate. Delinquency rates in the Company's bankcard loan portfolio are well below industry averages.

                                    UMB FINANCIAL CORPORATION
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At September 30, 1997, the Company's average loan to deposit ratio was 53.6% compared to 51.8% at September 30, 1996. At September 30, 1997, the average life of the securities portfolio was 23 months and 28% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $611 million at September 30, 1997 compared to $567 million at September 30, 1996 and $582 million at year end 1996. During the twelve months ended September 30, 1997 the Company increased its treasury stock holdings by $13 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At September 30, 1997, the net unrealized gain on securities available for sale was $3.5 million, compared to unrealized losses of $10.0 million at September 30, 1996 and $1.8 million at December 31, 1996.

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

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                              Nine Months Ended
                                                September 30,
RATIOS                                      1997         1996
Return on average assets                      0.93  %        1.01  %
Return on average equity                     10.15          10.88
Average equity to assets                      9.14           9.31
Tier 1 risk-based capital ratio              15.52          15.86
Total risk-based capital ratio               16.45          16.93
Leverage ratio                                8.52           8.42

Per Share Data
Earnings                              $       2.30   $       2.32
Cash Dividends                        $        .60   $        .57
Dividend payout ratio                        26.09  %       24.57  %
Book value                            $      31.40   $      28.72

                                    UMB FINANCIAL CORPORATION
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS FOR THE
                              NINE MONTHS ENDED SEPTEMBER 30, 1997


PART II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                  a) The following exhibit is filed herewith: 27-Article 9 of Regulation S-X Financial Data Schedule for September 30, 1997 Form 10-Q.

                  b) Reports on Form 8-K:
                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


Date:  November 14, 1997