Form 10-K
period 1997-12-31
UMB FINANCIAL CORP
filed 1998-03-27
CIK 101382

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

For the fiscal year ended: DECEMBER 31, 1997

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

  As of February 28, 1998, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $873,893,000 based on the NASDAQ closing price of that date.

  Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at February 28, 1998
     Common Stock, $1.00 Par Value                   20,440,997

                      DOCUMENTS INCORPORATED BY REFERENCE

         Company's 1998 Proxy Statement dated March 12, 1998--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

 ITEM                                                                     PAGE
 ----                                                                     ----
                                     PART I

  1.   Business....................................................        1
  2.   Properties..................................................        4
  3.   Legal Proceedings...........................................        4
  4.   Submission of Matters to a Vote of Security Holders.........        4

                                    PART II

       Market for the Registrant's Common Equity and Related Stock-
  5.   holder Matters..............................................        4
  6.   Selected Financial Data.....................................        4
  7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................        5
  8.   Financial Statements and Supplementary Data.................        5
  9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................        5

                                    PART III

 10.   Directors and Executive Officers of the Registrant..........        5
 11.   Executive Compensation......................................        5
       Security Ownership of Certain Beneficial Owners and Manage-
 12.   ment........................................................        5
 13.   Certain Relationships and Related Transactions..............        5

                                    PART IV

       Exhibits, Financial Statement Schedules and Reports on Form
 14.   8-K.........................................................        6
 Signatures.........................................................       8
 Financial Information..............................................   Appendix A

                                    PART I

ITEM 1. BUSINESS

GENERAL

  UMB Financial Corporation (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns substantially all of the outstanding stock of 16 commercial banks, a credit card bank, a bank real estate corporation, a reinsurance company, a community development corporation, a consulting company, a data services company and a trust company.

  The Company's 16 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 11 located in Missouri, one each in Kansas, Illinois, Colorado, Nebraska and Oklahoma, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 1997, is included on page A-48 of the attached Appendix, and is incorporated herein by reference.

  UMB, U.S.A. n.a. is a credit card bank located in Nebraska. UMB, U.S.A. n.a. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

  Other subsidiaries of the Company are UMB Properties, Inc., United Missouri Insurance Company, UMB Community Development Corporation, UMB Consulting Services, Inc. and UMB Data Corporation. UMB Properties, Inc. is a real estate company that leases facilities to certain subsidiaries and acquires and holds land and buildings for anticipated future facilities. United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. UMB Community Development Corporation provides low-cost mortgage loans to low- to moderate-income families for acquiring or rehabing owner-occupied housing in Missouri, Kansas, Illinois and Colorado. UMB Consulting Services, Inc. offers regulatory and compliance assistance to regional banks. UMB Data Corporation provides complete correspondent services to banks throughout the region.

  On a full-time equivalent basis at December 31, 1997, UMB Financial Corporation and subsidiaries employed 4,056 persons.

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

SUPERVISION AND REGULATION

  As a bank holding company, the Company and its subsidiaries are subject to extensive regulation. As a consequence of the regulation of the commercial banking business in the United States, the business of the Company is affected by the enactment of federal and state legislation. The Company is regulated by the Federal Reserve Board and is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA").

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

  As a result of the enactment of the Interstate Banking and Branching Efficiency Act of 1994, beginning in September, 1995, bank holding companies may acquire banks in any state, subject to state deposit caps and a 10% nationwide cap. Banks may also merge across state lines, creating interstate branches. Furthermore, a bank may open new branches in a state in which it does not already have banking operations, if the law of that state does not prohibit de novo branching by an out of state bank or if the state has not "opted out" of interstate branching. As a result of the Interstate Banking Act, the Company has many more opportunities for expansion and has potentially greater competition in its market area from nationwide or regional banks.

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

  Four of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the Comptroller of the Currency. UMB, U.S.A. n.a., a credit card bank, is located in the state of Nebraska and is subject to supervision and examination by the Comptroller of the Currency. One of the affiliate banks is chartered under the state banking laws of Colorado and is subject to supervision and regular examination by the Office of the State Bank Commissioner of Colorado. One is chartered under the state banking laws of Oklahoma and is subject to supervision and regular examination by the Oklahoma State Banking Department. The remaining banks are chartered under the state banking laws of Missouri and are subject to supervision and regular examination by the Missouri Commissioner of Finance. In addition, the national banks and one state bank that are members of the Federal Reserve System are subject to examination by that agency. All affiliate banks are members of and subject to examination by the Federal Deposit Insurance Corporation.

  Information regarding capital adequacy standards of the Federal banking regulators is included on pages A-17, A-18, A-34 and A-35 of the attached Appendix, and is incorporated herein by reference.

  Information regarding dividend restrictions is on page A-34 of the attached Appendix, incorporated herein by reference.

STATISTICAL DISCLOSURE

  The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout pages A-2 through A-22 of the attached Appendix under the captions of "Five-Year Financial Summary" and "Financial Review," and such information is incorporated herein by reference.

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

NAME                      AGE                POSITION WITH REGISTRANT
----                      ---                ------------------------
R. Crosby Kemper........   71 Chairman of the Board and Chief Executive Officer since
                              1972. Chairman and Chief Executive Officer of UMB Bank,
                              n.a. (a subsidiary of the Company) from 1971 through
                              1995, and as Chairman through January, 1997.
Alexander C. Kemper.....   32 President of the Company since January, 1995. President of UMB Bank, n.a. since January, 1994, President and
                              Chief Executive Officer since January, 1996, and as
                              Chairman, President and Chief Executive Officer since
                              January, 1997.
Peter J. Genovese.......   51 Vice Chairman of the Board since 1982. Chairman and
                              Chief Executive Officer of UMB Bank of St. Louis, n.a.
                              (a subsidiary of the Company) since 1979.
Rufus Crosby Kemper III.   47 Vice Chairman of the Board since January, 1995.
                              President of UMB Bank of St. Louis, n.a. since 1993.
                              Executive Vice President of UMB Bank, n.a. prior
                              thereto.
J. Lyle Wells, Jr. .....   70 Vice Chairman of the Board of the Company since 1993.
                              Vice Chairman of the Board of UMB Bank, n.a. since
                              1982.
Royce M. Hammons........   52 President and Chief Executive Officer of UMB Oklahoma
                              Bank (a subsidiary of the Company) since 1987.
Richard A. Renfro.......   63 President of UMB National Bank of America, Salina,
                              Kansas, (a subsidiary of the Company) since 1986.
James A. Sangster.......   43 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1993. Executive Vice President prior thereto.
William C. Tempel.......   59 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1997, having previously served as President and
                              Chief Executive Officer of UMB Bank Kansas (a former
                              subsidiary of the Company).
Douglas F. Page.........   54 Executive Vice President of the Company since 1984 and
                              Divisional Executive Vice President, Loan
                              Administration, of UMB Bank, n.a. since 1989.
Timothy M. Connealy.....   40 Chief Financial Officer since 1994. Chief Financial
                              Officer of UMB Bank Kansas prior thereto.
James C. Thompson.......   55 Divisional Executive Vice President of UMB Bank, n.a.
                              since July, 1994. Executive Vice President of UMB Bank
                              of St. Louis, n.a. since 1989.
E. Frank Ware...........   53 Executive Vice President of UMB Bank, n.a. since 1985.
James D. Matteoni.......   55 Chief Information Officer of UMB Bank, n.a. since 1996.
Dennis R. Rilinger......   50 Divisional Executive Vice President and Chief Legal
                              Officer of UMB Bank, n.a. since 1996.
Mark A. Schmidtlein.....   38 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1996. Senior Vice President prior thereto.
Dennis L. Triplett......   51 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1995. Regional Bank President prior thereto.

ITEM 2. PROPERTIES

  The Company's headquarters building, the UMB Bank Building, is located at 1010 Grand Avenue in downtown Kansas City, Missouri, and was opened in July, 1986. Of the total 250,000 square feet, the offices of the parent company and customer service functions of UMB Bank, n.a. comprise 175,000 square feet. The remaining 75,000 square feet are available for lease to third parties. The Company's principal law firm and principal accounting firm are leasees.

  The banking facility of UMB Bank, n.a. at 928 Grand Avenue principally houses that bank's operations, data processing and other support functions and is connected to the headquarters building by an enclosed pedestrian walkway.

  At December 31, 1997 the Company's affiliate banks operated a total of 16 main banking houses and 129 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank.

  The Company's affiliate bank in St. Louis leases 40,000 square feet of space in the Equitable Building in the heart of the downtown commercial sector. A full service banking center, operations and administrative offices are housed at this location. The St. Louis affiliate bank provides full service banking at 20 additional offices, which circle the metropolitan area.

  The Company is in the process of constructing an 180,000 square foot operations center in downtown Kansas City, Missouri. This building will house the Company operational and item processing functions as well as management information system. Occupancy is expected in the second quarter of 1999.

  Additional information with respect to premises and equipment is presented on page A-33 of the attached Appendix, which is incorporated herein by reference.

  In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 1997. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The Company's stock is traded on the NASDAQ National Market System under the symbol "UMBF." As of December 31, 1997, the Company had 2,539 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page A-22 of the attached Appendix and is hereby incorporated by reference.

  Information concerning restrictions on the ability of Registrant to pay dividends and Registrant's subsidiaries to transfer funds to Registrant is contained on page A-21 of the attached Appendix and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  See the "Five-Year Financial Summary" on page A-2 of the attached Appendix, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See the "Financial Review" on pages A-3 through A-22 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:

    Consolidated Financial Statements -- pages A-23 through A-44.

    Summary of Operating Results by Quarter -- page A-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors is included in the Company's 1998 Proxy Statement under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

  This information is included in the Company's 1998 Proxy Statement under the captions "Executive Compensation," "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation," "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  This information is included in the Company's 1998 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.

SECURITY OWNERSHIP OF MANAGEMENT

  This information is included in the Company's 1998 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is included in the Company's 1998 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  Set forth below are the consolidated financial statements of the Company appearing on the indicated pages of the attached Appendix, which are hereby incorporated by reference.

                                                            PAGE REFERENCE IN
                                                          THE ATTACHED APPENDIX
                                                          ---------------------
Consolidated Balance Sheet as of December 31, 1997, 1996
 and 1995................................................         A-23
Consolidated Statement of Income for the Three Years
 Ended December 31, 1997.................................         A-24
Consolidated Statement of Cash Flows for the Three Years
 Ended December 31, 1997.................................         A-25
Consolidated Statement of Shareholders' Equity for the
 Three Years Ended December 31, 1997.....................         A-26
Notes to Financial Statements............................       A-27-A-44
Independent Auditors' Report.............................         A-45

  Condensed financial statements for parent company only may be found on page A-44. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

REPORTS ON FORM 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of 1997.

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

Date: March 24, 1998

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

  Howard R. Fricke*     Director
______________________
   Howard R. Fricke

 Newton A. Campbell*    Director
______________________
  Newton A. Campbell

William Terry Fuldner*  Director
______________________
William Terry Fuldner

                        Director
______________________
    Jack T. Gentry

  Peter J. Genovese*    Director
______________________
  Peter J. Genovese


                           C.N. Hoffman, III*    Director
                         ______________________
                           C.N. Hoffman, III
                          Alexander C. Kemper*   Director
                         ______________________
                          Alexander C. Kemper
                         R. Crosby Kemper III*   Director
                         ______________________
                          R. Crosby Kemper III
                         Daniel N. League, Jr.*  Director
                         ______________________
                         Daniel N. League, Jr.
                                                 Director
                         ______________________
                           William J. McKenna
                                                 Director
                         ______________________
                              Roy E. Mayes
                           John H. Mize, Jr.*    Director
                         ______________________
                           John H. Mize, Jr.
                           Mary Lynn Oliver*     Director
                         ______________________
                            Mary Lynn Oliver
                            W. L. Orscheln*      Director
                         ______________________
                             W. L. Orscheln

                                Director
_______________________________
     Herman R. Sutherland


      Robert W. Plaster*        Director
_______________________________
       Robert W. Plaster


        Alan W. Rolley*         Director
_______________________________
        Alan W. Rolley


     E. Jack Webster, Jr.*      Director
_______________________________
     E. Jack Webster, Jr.


_______________________________ Director
       John E. Williams


      Joseph F. Ruysser*        Director
_______________________________
       Joseph F. Ruysser


      Thomas D. Sanders*        Director
_______________________________
       Thomas D. Sanders



      */s/ R. Crosby Kemper
-------------------------------------
          R. Crosby Kemper
 Attorney-in-Fact for each director

Date: March 24, 1998

                           UMB FINANCIAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                      PAGES
                                                                      -----
Consolidated Balance Sheet........................................     A-23
Consolidated Statement of Income..................................     A-24
Consolidated Statement of Cash Flows..............................     A-25
Consolidated Statement of Shareholders' Equity....................     A-26
Notes to Financial Statements..................................... A-27 to A-44
Independent Auditors' Report......................................     A-45
Selected Financial Data ("Five-Year Financial Summary")...........     A-2
Management's Discussion and Analysis of Financial Condition and
 Results of Operations
 ("Financial Review")............................................. A-3 to A-22

                           UMB FINANCIAL CORPORATION

                          FIVE-YEAR FINANCIAL SUMMARY

                             1997        1996        1995        1994        1993
                          ----------  ----------  ----------  ----------  ----------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
EARNINGS
Interest income.........  $  393,329  $  372,077  $  357,055  $  323,260  $  283,215
Interest expense........     171,794     164,581     157,787     136,064     119,718
Net interest income.....     221,535     207,496     199,268     187,196     163,497
Provision for loan loss-
 es.....................      11,875      10,565       5,090       2,640       3,332
Noninterest income......     144,883     135,407     117,001     119,102     115,792
Noninterest expense.....     264,742     246,808     233,556     233,259     214,708
Net income..............      61,704      57,532      52,176      47,814      41,119
AVERAGE BALANCES
Assets..................  $6,482,613  $6,137,232  $5,899,169  $6,372,607  $5,766,843
Loans, net of unearned
 interest...............   2,649,023   2,437,829   2,346,325   2,148,606   1,786,529
Securities*.............   2,538,690   2,487,641   2,382,248   2,844,306   2,729,270
Deposits................   4,929,799   4,667,956   4,581,349   5,021,401   4,559,551
Long-term debt..........      48,907      55,349      44,450      50,370      53,522
Shareholders' equity....     598,631     574,343     597,401     572,446     502,614
YEAR-END BALANCES
Assets..................  $7,054,007  $6,511,986  $6,281,328  $6,599,020  $6,528,826
Loans, net of unearned
 interest...............   2,786,031   2,557,641   2,406,138   2,269,617   2,159,761
Securities*.............   2,884,503   2,706,549   2,694,781   2,660,047   2,979,156
Deposits................   5,546,997   5,190,534   4,813,683   5,132,834   5,161,729
Long-term debt..........      44,550      51,350      40,736      46,330      51,529
Shareholders' equity....     624,236     582,477     575,959     557,306     586,643
PER SHARE DATA
Earnings--basic.........  $     3.02  $     2.75  $     2.29  $     2.05  $     1.93
Earnings--diluted.......        3.01        2.74        2.28        2.04        1.92
Cash dividends..........        0.76        0.72        0.67        0.63        0.60
Dividend payout ratio...       25.17%      26.18%      29.26%      30.73%      31.09%
Book value..............  $    30.55  $    28.13  $    26.78  $    24.18  $    24.94
Market price
 High...................       54.50       39.76       41.05       28.49       30.55
 Low....................       36.19       30.61       24.73       24.32       27.35
 Close..................       54.50       38.57       31.97       25.77       28.10
RATIOS
Return on average as-
 sets...................        0.95%       0.94%       0.88%       0.75%       0.71%
Return on average equi-
 ty.....................       10.31       10.02        8.73        8.35        8.18
Average equity to as-
 sets...................        9.23        9.36       10.13        8.98        8.72
Total risk-based capital
 ratio..................       16.26       15.63       16.16       17.85       18.50

--------
  Per share information restated for 5% stock dividend paid January 2, 1998.
*  Securities include investment securities and securities available for sale.

                           UMB FINANCIAL CORPORATION

                               FINANCIAL REVIEW

  The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ending December 31, 1997. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

  Estimates and forward-looking statements are included in this review and as such are subject to certain risks, uncertainties and assumptions. These statements are based on current financial and economic data and management's expectations for the future. Actual results could differ materially from management's current expectations. Factors that could cause material differences in actual operating results include, but are not limited to, loan demand, the ability of customers to repay loans, consumer savings habits, employment costs and interest rate changes.

OVERVIEW

  The Company recorded consolidated net income of $61.7 million for the year ended December 31, 1997. This represents a 7.3% increase over 1996 net income of $57.5 million. Net income for 1996 represented a 10.3% increase over 1995 results of $52.2 million. Earnings per share for the year ended December 31, 1997 were $3.02, compared with $2.75 in 1996 and $2.29 in 1995. Earnings per share for 1997 increased 9.8% over 1996 per share earnings, which was a 20.4% increase over 1995. Per share earnings growth outpaced the increase in net income as a result of ongoing common stock repurchases. The Company continues to consider common stock repurchases based on availability, price and alternative use of funds. All share and per share data has been restated to give effect to a 5% stock dividend distributed to shareholders on January 2, 1998.

  The Company's improvements in earnings for 1997 and 1996 were the result of increases in both net interest income and noninterest income, partially offset by increased operating expenses. In 1996, however, increases in noninterest income drove a larger percentage of the change. In addition, the Company more than doubled the provision for loan losses in 1996, as compared to a 12.4 percent increase in 1997. Return on average assets was 0.95%, 0.94% and 0.88% for each of the years in the three year period ended December 31, 1997, respectively. Return on average shareholders' equity was 10.31% for 1997, 10.02% for 1996 and 8.73% for 1995.

  The Company's consolidated asset total was $7.1 billion at December 31, 1997, compared to $6.5 billion at year-end 1996 and $6.3 billion at year-end 1995. Average assets for 1997, 1996 and 1995 were $6.5 billion, $6.1 billion and $5.9 billion, respectively. The increase in year-end asset totals as compared to the average for the year, was primarily the result of year-end tax receipts deposited by various state and local government entities. Average totals are more indicative of the Company's asset base on an ongoing basis. Average loans as a percentage of average assets were 40.9% in 1997, 39.7% in 1996 and 39.8% in 1995. Average deposits were $4.9 billion in 1997, $4.7 billion in 1996 and $4.6 billion in 1995.

RESULTS OF OPERATIONS

NET INTEREST INCOME

  Net interest income is the Company's primary source of earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on the liabilities. Net interest income is affected by the volumes of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each. Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the prior two years. Net interest margin is calculated as net interest income on a fully tax-equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free funding sources.

Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 1993 through 1997 are presented on pages A-46 and A-47. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily obligations of state and local governments.

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

                        AVERAGE
    AVERAGE VOLUME       RATE                                   INCREASE (DECREASE)
 --------------------- ----------                             -------------------------
    1997       1996    1997  1996        1997 VS. 1996        VOLUME    RATE     TOTAL
 ---------- ---------- ----  ----  ------------------------   -------  -------  -------
                                   Change in interest
                                    earned on:
 $2,649,023 $2,437,829 8.95% 9.09%  Loans..................   $18,939  $(3,428) $15,511
                                    Securities:
  2,166,628  2,169,823 5.87  5.66    Taxable...............      (181)   4,373    4,192
    372,062    317,818 6.61  6.68    Tax-exempt............     3,587     (229)   3,358
                                    Federal funds sold and
    138,787    185,624 6.07  5.39   resell  agreements.....    (2,738)   1,151   (1,587)
     83,668     69,244 6.13  6.12   Other..................       884        7      891
 ---------- ---------- ----  ----                             -------  -------  -------
 $5,410,168 $5,180,338 7.43% 7.33%   Total.................   $20,491  $ 1,874  $22,365
                                   Change in interest
                                    incurred on:
                                    Interest-bearing
 $3,353,593 $3,281,783 3.82% 3.75%  deposits...............   $ 2,720  $ 2,095  $ 4,815
                                    Federal funds purchased
                                    and  repurchase
    800,128    771,522 5.06  4.84   agreements.............     1,414    1,702    3,116
     49,473     56,383 6.77  7.21   Other..................      (478)    (240)    (718)
 ---------- ---------- ----  ----                             -------  -------  -------
 $4,203,194 $4,109,688 4.09% 4.00%   Total.................   $ 3,656  $ 3,557  $ 7,213
 ========== ========== ====  ====                             -------  -------  -------
                                   Net interest income.....   $16,835  $(1,683) $15,152
                                                              =======  =======  =======
                        AVERAGE
    AVERAGE VOLUME       RATE                                   INCREASE (DECREASE)
 --------------------- ----------                             -------------------------
    1996       1995    1996  1995        1996 VS. 1995        VOLUME    RATE     TOTAL
 ---------- ---------- ----  ----  ------------------------   -------  -------  -------
                                   Change in interest
                                    earned on:
 $2,437,829 $2,346,325 9.09% 9.33%  Loans..................   $ 8,404  $(5,829) $ 2,575
                                    Securities:
  2,169,823  2,076,169 5.66  5.32    Taxable...............     5,119    7,215   12,334
    317,818    306,079 6.68  6.83    Tax-exempt............       790     (455)     335
                                    Federal funds sold and
    185,624    187,836 5.39  5.86   resell  agreements.....      (129)    (861)    (990)
     69,244     60,239 6.12  6.19   Other..................       551      (41)     510
 ---------- ---------- ----  ----                             -------  -------  -------
 $5,180,338 $4,976,648 7.33% 7.34%   Total.................   $14,735  $    29  $14,764
                                   Change in interest
                                    incurred on:
                                    Interest-bearing
 $3,281,783 $3,244,545 3.75% 3.75%  deposits...............   $ 1,397  $   144  $ 1,541
                                    Federal funds purchased
                                    and  repurchase
    771,522    613,862 4.84  5.32   agreements.............     7,835   (3,140)   4,695
     56,383     45,570 7.21  7.70   Other..................       791     (233)     558
 ---------- ---------- ----  ----                             -------  -------  -------
 $4,109,688 $3,903,977 4.00% 4.04%   Total.................   $10,023  $(3,229) $ 6,794
 ========== ========== ====  ====                             -------  -------  -------
                                   Net interest income.....   $ 4,712  $ 3,258  $ 7,970
                                                              =======  =======  =======

  FTE interest income increased by $22.3 million during 1997 to $402.2 million compared to $379.9 million for 1996. Interest income for 1996 represented a $14.8 million increase over the total for 1995 of $365.1 million. Interest expense in 1997 amounted to $171.8 million, a $7.2 million increase over 1996 expense of $164.6 million. Interest expense in 1996 increased by $6.8 million from 1995 expense of $157.8 million. These changes resulted in an increase in net interest income for 1997 of $15.1 million to $230.4 million compared to $215.3 million for 1996 and $207.3 million in 1995.

TABLE 2: ANALYSIS OF NET INTEREST MARGIN

                                                 1997        1996      CHANGE
                                              ----------  ----------  --------
                                                      (IN THOUSANDS)
Average earning assets....................... $5,410,169  $5,180,338  $229,831
Interest-bearing liabilities.................  4,203,195   4,109,688    93,507
                                              ----------  ----------  --------
Interest-free funds.......................... $1,206,974  $1,070,650  $136,324
                                              ==========  ==========  ========
Free funds ratio (free funds to earning as-        22.31%      20.67%     1.64%
 sets).......................................      =====       =====      ====
Tax-equivalent yield on earning assets.......       7.43%       7.33%     0.10%
Cost of interest-bearing liabilities.........       4.09        4.00      0.09
                                                   -----       -----      ----
Net interest spread..........................       3.34%       3.33%     0.01%
Benefit of interest-free funds...............       0.92        0.83      0.09
                                                   -----       -----      ----
Net interest margin..........................       4.26%       4.16%     0.10%
                                                   =====       =====      ====

  Average earning assets increased by approximately 4.0% in both 1997 and 1996. These assets totaled $5.4 billion in 1997 compared to $5.2 billion in 1996 and $5.0 billion in 1995. During 1997, average loans increased by 8.7% compared to a 2.1% increase in average investment securities. During 1996, the increase was evenly distributed to both loans and investment securities. The increase in average earning assets for 1997 was funded by an increase in both interest-bearing and noninterest-bearing demand deposits. The increase in 1996 was funded by an increase in federal funds purchased and an increase in deposits.

  The Company's net interest spread was 3.34% in 1997, 3.33% in 1996 and 3.30% in 1995. Net interest spread is calculated as the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities. As a result of the change in the earning asset mix and the related funding source, the Company's net interest margin increased to 4.26%, compared to 4.16% in 1996. In 1997, as compared to 1996, loans comprised a higher percentage of earning assets. In addition, non-interest-bearing deposits represented a larger portion of total funding sources. The Company's asset mix and funding costs were relatively unchanged in 1996 as compared to 1995, resulting in a flat net interest margin. During 1997 the yield on loans decreased by 14 basis points as compared with 1996. In comparing 1996 to 1995, the yield on loans decreased by 24 basis points. These decreases were the result of a very competitive loan market, especially for the high quality loans targeted by the Company. The decrease in the yield on loans was offset by an 18 basis point and a 27 basis point increase in the yield on investment securities during 1997 and 1996, respectively. The Company improved the yield on its securities portfolio by reinvesting maturities at a higher yield and changing the mix of securities. The average life of the core investment portfolio was 23 months at December 31, 1997, compared to 25 months and 18 months at year-end 1996 and 1995, respectively.

  The causes for the increase in net interest income in 1997 from that experienced in 1996 can be seen in the information in Table 1. The majority of the increase in net interest income for 1997 was the result of a volume/mix change in earning assets. Over 90% of the increase in interest income relating to volume changes for 1997 resulted from an increase in loans. During 1997 the yield on earning assets increased 10 basis points from one year earlier. This compares to a 9 basis point increase in the cost of funds for the same period. The increase in net interest income in 1996 as compared to 1995 was significantly affected by both changes in the volume/mix of earning assets and related funding sources and the rates paid on both.

TABLE 3: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

  This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category. The percent of loans in each category to total loans is provided in Table 5.

                                                       DECEMBER 31
                                         ---------------------------------------
LOAN CATEGORY                             1997    1996    1995    1994    1993
-------------                            ------- ------- ------- ------- -------
                                                     (IN THOUSANDS)
Commercial.............................. $17,000 $17,300 $16,150 $16,000 $17,500
Consumer................................  15,400  15,000  13,500  13,400  13,500
Real estate.............................     750   1,000   2,500   2,500   3,000
Agricultural............................      50      50     450     500   1,000
Leases..................................      50      50      50      50      50
Unallocated.............................      24      14      35      77     540
                                         ------- ------- ------- ------- -------
 Total allowance........................ $33,274 $33,414 $32,685 $32,527 $35,590
                                         ======= ======= ======= ======= =======

PROVISION AND ALLOWANCE FOR LOAN LOSS

  The allowance for loan losses (ALL) represents management's judgment of the losses inherent in the Company's loan portfolio. The provision for loan losses is the amount necessary to adjust the ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company's subsidiaries. The Company utilizes a centralized credit administration function which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.

  The Company's allowance for loan losses was $33.3 million at December 31, 1997 compared to $33.4 million at year-end 1996 and $32.7 million at year-end 1995. This represents an allowance to total loans of 1.2%, 1.3% and 1.4% as of December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 the allowance for loan losses exceeded total nonperforming loans by $29.2 million. Non-performing loans include nonaccrual loans and restructured loans. The year-end 1997 allowance for loan losses was 277% of net credit losses incurred during 1997.

  As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and, therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is adequate based on the inherent losses in the loan portfolio at December 31, 1997. Significant changes in general economic conditions and in the ability of specific customers to repay loans will impact the level of the provision for loan losses required in future years.

  The Company recorded a provision for loan losses of $11.9 million during 1997, compared to $10.6 million in 1996 and $5.1 million in 1995. The increase in the loan loss provision in 1997 from the previous year was primarily the result of higher charge-offs related to consumer loans. Several factors specifically contributing to the higher level of charge-offs were an increase in bankruptcy filings and increased losses from indirect automobile paper purchased by the Company. Purchasing guidelines in this area have been adjusted and the rate of losses in this area is expected to decrease. Increased losses associated with the Company's bankcard portfolio also contributed to the higher provision for loan losses in 1997 and was the primary factor for the increase in 1996 over 1995. Losses in this area have increased, as they have for the entire industry, as consumer indebtedness has risen to record levels. Access to multiple credit cards, many with low introductory rates, has fueled unprecedented levels of consumer debt, which in many instances cannot be supported by the consumer. Predicting and tracking losses in this area has become more difficult as consumers use multiple credit cards to support existing debt. This has resulted in an increase in the instances of consumers taking bankruptcy before their debt has become seriously delinquent. Though the Company's losses in this area have increased, management believes the losses and delinquency levels of the bankcard portfolio will remain below industry averages. The bankcard portfolio represents only 6.6% of the Company's total loans as of December 31, 1997. Bankcard loan delinquencies over 30 days totaled 2.8% of total bankcard loans as of year-end 1997. The Company will continue to closely monitor the bankcard loan portfolio, the related collection efforts and underwriting in order to minimize credit losses. Also contributing to the increase in the 1996 provision for loan losses was uncertainty concerning two of the Company's commercial loans. These loans comprised over 80% of the Company's total nonaccrual loans as of December 31, 1996. The Company did not incur a significant loss on either of these credits.

  Table 4 presents a five-year summary of the Company's allowance for loan losses.

TABLE 4: ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                             1997        1996        1995        1994        1993
                          ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Allowance -- beginning
 of year................  $   33,414  $   32,685  $   32,527  $   35,590  $   24,456
Provision for loan loss-
 es.....................      11,875      10,565       5,090       2,640       3,332
Allowances of acquired
 banks..................          --          --         485          --      12,076
Charge-offs:
 Commercial.............  $   (2,992) $   (2,668) $     (948) $   (2,833) $   (1,717)
 Consumer:
  Bankcard..............      (8,130)     (7,592)     (5,427)     (4,236)     (3,983)
  Other.................      (3,103)     (1,904)     (1,602)     (1,018)       (836)
 Real estate............         (98)       (171)       (113)       (182)       (578)
 Agricultural...........          (9)         --          --          --         (21)
                          ----------  ----------  ----------  ----------  ----------
    Total charge-offs...  $  (14,332) $  (12,335) $   (8,090) $   (8,269) $   (7,135)
Recoveries:
 Commercial.............  $      268  $      391  $      947  $      573  $    1,051
 Consumer:
  Bankcard..............       1,097       1,163         994       1,102       1,144
  Other.................         684         532         569         528         469
 Real estate............         117         207         122         118         138
 Agricultural...........         151         206          41         245          59
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....  $    2,317  $    2,499  $    2,673  $    2,566  $    2,861
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........  $  (12,015) $   (9,836) $   (5,417) $   (5,703) $   (4,274)
                          ----------  ----------  ----------  ----------  ----------
Allowance -- end of
 year...................  $   33,274  $   33,414  $   32,685  $   32,527  $   35,590
                          ==========  ==========  ==========  ==========  ==========
Average loans, net of
 unearned interest......  $2,649,023  $2,437,829  $2,346,325  $2,148,606  $1,786,529
Loans at end of year,
 net of unearned
 interest...............   2,786,031   2,557,641   2,406,138   2,269,617   2,159,761
Allowance to loans at
 year-end...............        1.19%       1.31%       1.36%       1.43%       1.65%
Allowance as a multiple
 of net charge-offs.....        2.77x       3.40x       6.03x       5.70x       8.33x
Net charge-offs to:
 Provision for loan
  losses................      101.18%      93.10%     106.42%     216.02%     128.27%
 Average loans..........        0.45        0.40        0.23        0.27        0.24

NONINTEREST INCOME

  A key objective of the Company is the growth of noninterest income since fee-based services are non-credit related, provide steady income and are not affected by fluctuations in interest rates. These activities are also relatively low-risk and do not impact the Company's regulatory capital needs. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company's goal is to offer multiple products and services to its customers, the quality of which will differentiate us from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading and cash management. Fee income, exclusive of net security and asset gains, as a percent of adjusted operating revenues, was 38.0% in 1997 compared to 36.8% in 1996. Adjusted operating revenues is defined as tax-equivalent net interest income plus noninterest income, excluding net security and asset gains.

  Noninterest income, exclusive of net security gains and gains on sale of assets, was $141.0 million in 1997 compared to $125.1 million in 1996 and $113.1 million in 1995. This represents a 12.7% increase in 1997 over the prior year, compared to a growth rate of 10.9% during 1996. This growth in 1997 was fueled by a 9.02% increase in trust fees, a 23.9% increase in fees related to securities processing and a 17.5% increase in services charges and fees. The increase in fee income for 1996 was primarily the result of higher fee income from trust services and increases in nondeposit service charges and fees.

  The Company's most significant source of fee income is generated by the Trust Division. Trust services have long been an identified strength of the Company and are expected to continue to be the primary driver of fee income. The Company offers a full range of trust services including personal and custody services, investment management and employee benefits processing. The Company has created a Private Client Services division which offers full trust and personal banking services to high net worth individuals.

  Income from trust services totaled $45.3 million in 1997, $41.5 million in 1996 and $35.9 million in 1995. The largest contributor to the increase in trust income for 1997 was from employee benefit services. While the Company has had sustained growth in all of its trust services, the marketing and pricing of employee benefit services were heavily emphasized during 1997. This growth and emphasis is expected to continue in 1998. The increase in trust fees for 1996 was partially the result of a comprehensive review, performed during 1995, of the structure of trust fees and services. Fee revenue in 1997 and 1996 also benefited from the appreciation of assets under management. The aggregate value of managed trust assets was $12.7 billion at December 31, 1997, compared to $10.5 billion at year-end 1996 and $10.0 billion at year-end 1995.

  The Company's securities processing and custody revenue is primarily related to the mutual fund industry. Revenues from securities processing were $11.8 million in 1997, $9.5 million in 1996 and $10.5 million in 1995. The increase in revenue for 1997 was the result of ongoing efforts to grow this business line by expanding the Company's customer base. The significant growth in the number and size of mutual funds has given the Company more opportunity to develop new customer relationships and has fueled growth for existing customers. The decline in revenue for 1996 primarily resulted from the loss of what was the Company's largest securities processing customer. During 1994, this customer was acquired by a competitor of the Company and as a result, this processing business began to transition away from the Company and was eliminated during the second quarter of 1995. The Company has used this change as an opportunity to diversify the business line by developing new relationships with other customers and therefore be less reliant on one significant customer. Fee revenue in 1996 was also impacted by a change in accounting for services provided by subservicers. Customer fees for these services, approximately $800,000 in 1996, are now paid directly to the subservicer and not recorded as both noninterest income and expense by the Company. Total trust assets under custody were $109.5 billion at December 31, 1997, $97.4 billion at December 31, 1996 and $91.2 billion at December 31, 1995.

  Fees and service charges on deposit accounts were $36.6 million in 1997, $33.4 million in 1996 and $33.2 million in 1995. The increase in fees for 1997 was primarily related to corporate deposit accounts as a result of new customer relationships and the sale of additional services. The level of compensating balances maintained by corporate customers and the earnings credit rate applied to the balances also impacts the level of fee income received. Other service charges and fees increased to $21.0 million in 1997 from $15.7 million in 1996 and $11.3 million in 1995. Significant increases were achieved in both 1997 and 1996 as a result of increased sale of cash management services, an increase in fees for home banking services and the expansion of the Company's ATM network to 486 machines at year-end 1997, compared to 348 and 302 at year-end 1996 and 1995, respectively. Bankcard fees were $7.0 million in 1997, $6.3 million in 1996 and $6.8 million in 1995.

  Trading and investment banking income totaled $13.7 million in 1997, compared to $12.8 million in 1996 and $11.2 million in 1995. The change in 1997 primarily resulted from an increase in retail brokerage activity. The improved results for 1996 over 1995 were the result of an increase in retail sales and increased demand for mortgage-backed security products, which carry a higher profit margin.

  Other income was $7.2 million in 1997 compared to $15.7 million in 1996 and $6.8 million in 1995. Included in income for 1997 was a $1.6 million gain on the sale of the Company's mortgage servicing rights. The assets of this line of business were sold because it had become a scale-driven commodity product line that the Company did not believe was critical to attracting and maintaining customer relationships. Included in 1996 income was a $9.8 million gain on the sale of the processing rights to the Company's merchant bankcard portfolio. The Company decided to sell this processing because as a volume-driven, commodity-priced product, it was not consistent with the Company's goal to offer value-added products for its customers. Included in other income for 1995 was a $2.5 million gain on the sale of the Company's minority ownership in an unconsolidated subsidiary.

NONINTEREST EXPENSE

  Total 1997 noninterest expense increased 7.3% to $264.7 million compared to 1996 expense of $246.8 million and 1995 expense of $233.6 million. During 1997 the Company continued to experience increases in staffing and other operating costs due to physical, operational and technological expansion efforts. These costs also increased in 1996, as compared to 1995, but were partially offset by a decrease in premiums for deposit insurance.

  Costs associated with staffing are the largest component of non-interest expense as they approximate 53% of total costs. Salaries and employee benefits expense increased 7.8% to $141.6 million in 1997 compared to $131.4 million in 1996 and $122.6 million in 1995. Staffing levels at year-end 1997 were 4,056 compared to 3,843 at the end of 1996. The increase in staff and related expense for 1997 resulted from the expansion of the Company's branch network and the strategic decision to add resources to certain critical areas of the Company. During 1997 the Company continued to increase its technology spending. This spending has included both the upgrade of old legacy systems as well as investments in new delivery and information systems. Some of the initiatives under way at the Company include the conversion of all affiliate banks to a new deposit processing system, a consolidated call center, expanded internet capabilities, an upgrade to the core mainframe computer, new processing and information systems for trust services and the creation of an enterprise data warehouse. As the demand for qualified data processing staff continues to increase due to the limited resources available in the marketplace to address the millennium date change, the Company's costs in this area will continue to increase. During the year the Company also added staffing resources in the trust area, specifically for employee benefit services. Demand for employee benefit services increased significantly during 1997, partially as a result of consolidation in the banking industry. Staffing increases also occurred as a result of additional cash management business, also the result of industry consolidation. Staffing levels and costs were also impacted by the opening of 14 new facilities during 1997. These new locations, which include both full service and grocery store mini-branches, had a year-end staffing of approximately 45. Several factors resulted in the increase in staffing costs for 1996. During 1996, the Company opened and staffed 11 new banking facilities. Staffing levels and costs related to management information systems also increased in 1996, as compared to 1995. Staffing costs for 1996, compared to 1995, were also impacted by the December, 1995 acquisition of a bank in Oklahoma with a staff of approximately 50. This acquisition was accounted for as a purchase transaction. The control of staffing costs has been and will continue to be an important goal for the Company. Control of these costs must be tempered with a view of the long-term strategy of the Company. The Company will continue to allocate people and resources to those areas that will best benefit the Company in the long term. At the same time, management will strive to gain efficiencies in its existing products, services and processes.

  Occupancy expense increased to $19.0 million in 1997 from $17.9 million in 1996 and $16.0 million in 1995. Equipment expense increased to $27.7 million in 1997 compared to $24.7 million in 1996 and $22.3 million in 1995. The increases in both 1997 and 1996 occupancy and equipment expense were primarily the result of the expansion efforts noted previously. The Company has not only made investments in new banking facilities, but also in new technology, including network systems, software and operating platforms. Costs in these areas will be managed based on the long-term needs of and benefits to the Company.

  Expenses for supplies and services increased to $20.4 million, compared to $18.8 million in 1996 and $19.2 million in 1995. The increase in 1997 primarily resulted from higher staffing levels. Courier costs also increased during 1997 due to increased transaction and processing volumes. During 1996, the savings achieved from a new long distance provider partially offset other increases in postage, courier services and paper items.

  Marketing and business development costs increased in 1997 to $17.7 million from $15.3 million in 1996 and $13.1 million in 1995. The higher costs in both 1997 and 1996 expense were primarily the result of an increase in systemwide advertising and expanded business development activities. During 1997 and 1996, there was significant change in the Company's market due to industry consolidation. During this period of rapid change, management decided it was appropriate to increase spending on both business development activities and advertising. Other operating expenses increased to $23.8 million in 1997, compared to $22.9 million in 1996 and $20.0 million in 1995. The increase in 1997 was driven by higher safekeeping fees related to custody services and increased interchange fees to support home banking products. The increase in 1996 expense resulted from a higher level of purchased data processing services, an increase in legal and professional expenses and a general increase in costs associated with clearinghouse and transaction processing services.

  Bankcard processing expense totaled $5.5 million in 1997 compared to $7.2 million in 1996 and $5.8 million in 1995. In the first quarter of 1996, the Company sold the servicing rights to its merchant bankcard portfolio and, therefore, no longer received merchant processing discount and fees or incurred the related costs. In order to provide a meaningful and consistent method of presentation, prior period's income related to merchant processing activities was netted against bankcard processing expense. Costs for 1996, therefore, include the results of the merchant bankcard activity prior to the sale of the servicing rights.

  Expense associated with deposit insurance and regulatory fees increased to $1.9 million in 1997 from $1.3 million in 1996. In 1995, this expense was $7.6 million. The decrease in 1996 was the result of a mid-year reduction in the assessment rate for deposit insurance during 1995. The Company was not significantly affected by special assessments placed on deposit balances acquired through savings institutions.

INCOME TAXES

  Income tax expense totaled $28.1 million in 1997, compared to $28.0 million in 1996 and $25.4 million in 1995. These expense levels equate to effective tax rates of 31.3%, 32.7% and 32.8% for 1997, 1996 and 1995, respectively. The decrease in the effective tax rate for 1997 was primarily the result of an increase in tax exempt securities and a reduction in state and local income taxes. The primary reason for the difference between the Company's effective tax rate and the statuary rate is the effect of nontaxable income, partially offset by nondeductible goodwill amortization.

FINANCIAL CONDITION

LOANS

  Loans represent the Company's largest source of interest income. At December 31, 1997 loans amounted to $2.8 billion compared to $2.6 billion in 1996 and $2.4 billion in 1995. Loan totals for 1997 represent an 8.9% increase over 1996, which had increased 6.3% over year-end 1995 loans. The increase in average loan balances for 1997 was slightly below the increase in year-end totals. Average loan balances for 1997 increased by 8.7% and 1996 average loans increased by 3.9%. Increases in commercial loans totaled $141.5 million, or 11.9%, in 1997. Consumer installment loans increased by $122.9 million, or 16.8%, in 1997. The increase in consumer loans was primarily the result of a higher level of both direct and indirect automobile lending. Although indirect lending has fueled the increase in consumer loans, the Company has and will continue to increase its direct consumer lending. There is a much better opportunity to cross sell other products to a direct loan customer. In addition these loans have a better loss experience than indirect loans.

  The Parent Company's Credit Administration Department performs timely reviews of loan quality and underwriting procedures in affiliate banks which experienced significant increases in consumer loans.

TABLE 5: ANALYSIS OF LOANS BY TYPE

                                               DECEMBER 31
                          ----------------------------------------------------------
AMOUNT                       1997        1996        1995        1994        1993
------                    ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Commercial..............  $1,325,988  $1,184,443  $1,092,292  $1,066,621  $1,035,159
Agricultural............      51,392      51,649      60,128      69,206      68,148
Leases..................       3,991       2,596       2,057       2,157       1,627
Real estate -- commer-
 cial...................     231,510     258,561     300,493     281,011     280,060
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................  $1,612,881  $1,497,249  $1,454,970  $1,418,995  $1,384,994
                          ----------  ----------  ----------  ----------  ----------
Bankcard................  $  184,726  $  183,301  $  201,048  $  188,374  $  180,345
Other consumer install-
 ment...................     854,605     731,661     583,433     500,298     411,037
Real estate -- residen-
 tial...................     133,819     145,478     167,077     163,554     186,097
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................  $1,173,150  $1,060,440  $  951,558  $  852,226  $  777,479
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........  $2,786,031  $2,557,689  $2,406,528  $2,271,221  $2,162,473
Unearned interest.......          --         (48)       (390)     (1,604)     (2,712)
Allowance for loan loss-
 es.....................     (33,274)    (33,414)    (32,685)    (32,527)    (35,590)
                          ----------  ----------  ----------  ----------  ----------
  Net loans.............  $2,752,757  $2,524,227  $2,373,453  $2,237,090  $2,124,171
                          ==========  ==========  ==========  ==========  ==========
AS A % OF TOTAL LOANS
---------------------
Commercial..............        47.6%       46.3%       45.4%       47.0%       47.9%
Agricultural............         1.9         2.0         2.5         3.0         3.2
Leases..................         0.1         0.1         0.1         0.1         0.1
Real estate -- commer-           8.3        10.1        12.5        12.4        12.9
 cial...................       -----       -----       -----       -----       -----
  Total business-relat-         57.9%       58.5%       60.5%       62.5%       64.1%
   ed...................       -----       -----       -----       -----       -----
Bankcard................         6.6%        7.2%        8.4%        8.3%        8.3%
Other consumer install-
 ment...................        30.7        28.6        24.2        22.0        19.0
Real estate -- residen-          4.8         5.7         6.9         7.2         8.6
 tial...................       -----       -----       -----       -----       -----
  Total consumer-relat-         42.1%       41.5%       39.5%       37.5%       35.9%
   ed...................       -----       -----       -----       -----       -----
  Total loans...........       100.0%      100.0%      100.0%      100.0%      100.0%
                               =====       =====       =====       =====       =====

  Included in Table 5 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company's loan portfolio. The focus of the Company and each of its affiliate banks is on the small to medium-sized commercial companies within their respective trade areas. The Company targets customers that will utilize multiple banking services and products. The ownership structure of the Company and the continuity of its management and relationship officers are generally viewed by customers as a significant strength of the Company and benefit to the customer. The Company's goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company's size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. During both 1997 and 1996, the Company experienced very strong growth in the new markets it entered. There was a definite demand in these markets for bank services delivered with the customer-driven focus that the Company practices. In the near term, the Company has tremendous potential to increase market share as a result of the rapid consolidation of financial institutions throughout the Midwest. The Company will continue to expand its efforts to attract customers that understand and seek the advantages of banking with a Company headquartered in their market.

  Commercial real estate loans have decreased to $232 million at December 31, 1997 from $259 million at year-end 1996 and $300 million at year-end 1995. As a percentage of total loans, commercial real estate loans now comprise only 8.3% of totals, compared to 10.1% and 12.5% in 1996 and 1995, respectively. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

  Bankcard loans have decreased as a percentage of total loans. They comprise only 6.6% of total loans compared to 7.2% in 1996 and 8.4% in 1995. This decrease was the result of increased competition from banking and non-banking card issuers. This competition frequently offers favorable introductory rates in an effort to obtain transfer balances from other cards. The Company has elected not to seek loan volume in such a manner. The Company's credit and underwriting standards have become more strict as more consumers acquire multiple credit cards with revolving balances.

LOAN QUALITY

  The strength of the Company's credit standards is reflected in the credit quality of the loan portfolio. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company's nonperforming loans decreased during 1997 to $4.1 million at December 31, 1997, compared to $11.5 million a year earlier. The level of nonperforming loans at year-end 1997 represents 0.15% of total loans compared to 0.45% in 1996 and 0.15% in 1995. The Company's nonperforming loans have not exceeded 0.5% of total loans in any of the last six years.

  At December 31, 1997, the Company had $2.0 million in other real estate owned. Totals for year-end 1996 and 1995 were $1.6 million and $0.6 million, respectively.

  Loans past due more than 90 days totaled $7.8 million, $6.7 million and $5.3 million at December 31, 1997, 1996 and 1995, respectively. Bankcard loans represented approximately 24% of these past due totals at December 31, 1997.

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

  Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise less than 10% of total loans, with a history of no significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

  A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year-end 1997, $185,000 of interest due was not recorded as earned, compared to $983,000 for the prior year.

  Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. Management estimates that approximately $64,000 of additional interest would have been earned in 1997 if the terms of these loans had been performing in accordance with their original contracts. In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $274,000 of interest due as earned for 1997. The comparative amount for 1996 was $221,000.

TABLE 6: LOAN QUALITY

                                                   DECEMBER 31
                                      -----------------------------------------
                                       1997    1996     1995    1994     1993
                                      ------  -------  ------  -------  -------
                                                 (IN THOUSANDS)
Nonaccrual loans....................  $2,600  $10,953  $2,664  $ 3,131  $ 4,639
Restructured loans..................   1,520      523     985    2,149    2,553
                                      ------  -------  ------  -------  -------
  Total nonperforming loans.........  $4,120  $11,476  $3,649  $ 5,280  $ 7,192
Other real estate owned.............   1,968    1,646     626    5,388    7,187
                                      ------  -------  ------  -------  -------
  Total nonperforming assets........  $6,088  $13,122  $4,275  $10,668  $14,379
                                      ======  =======  ======  =======  =======
Nonperforming loans as a % of loans.    0.15%    0.45%   0.15%    0.23%    0.33%
Allowance as a multiple of
 nonperforming loans................    8.08x    2.91x   8.96x    6.16x    4.95x
Nonperforming assets as a % of loans
 plus other real estate owned.......    0.22%    0.51%   0.18%    0.47%    0.66%
Loans past due 90 days or more......  $7,752  $ 6,704  $5,270  $ 4,779  $ 6,359
As a % of loans.....................    0.28%    0.26%   0.22%    0.21%    0.29%

SECURITIES

  The Company's security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing potential liquidity, the security portfolio is used as a tool to manage interest rate sensitivity. The Company's goal in the management of its securities portfolio is to maximize return within the Company's parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing primarily in U.S. Treasury obligations. The security portfolio represents the Company's second largest source of interest income. Securities available for sale and held to maturity comprised 50.0% of earning assets as of December 31, 1997, compared to 50.4% and 51.4% at year-end 1996 and 1995, respectively. Securities totaled $2.9 billion at December 31, 1997, compared to $2.7 billion as of December 31, 1996 and 1995. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

  Securities available for sale comprised 84% of the Company's securities portfolio at December 31, 1997, compared to 88% at year-end 1996. This change in the security portfolio mix was the result of an increase in holdings of tax-exempt securities of state and political subdivisions. Only bank-qualified securities of state and political subdivisions are classified as held to maturity. U.S. Treasury obligations comprised 61% of the available for sale portfolio as of December 31, 1997, compared with 73% one year earlier. U.S. Agency obligations represented an additional 28% of this portfolio at year-end 1997, compared with 15% at year-end 1996. In order to improve the yield of the securities portfolio, the Company chose to alter the mix of the portfolio as opposed to lengthening the average life of the portfolio. The change in the security portfolio mix was achieved while complying with the guidelines of the Company's prudent investment policy. Securities available for sale had a net unrealized gain of $6.2 million at year-end 1997 compared to a net unrealized loss of $2.8 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company's shareholders' equity as an unrealized gain of $3.9 million at year-end 1997 and an unrealized loss of $1.8 million for 1996.

  The securities portfolio achieved an average yield on a tax-equivalent basis of 5.97% for 1997 compared to 5.79% in 1996 and 5.52% in 1995. The Company was able to increase this yield in 1997 by increasing the holdings of both tax-exempt securities and U.S. Agency securities without extending the average life of the portfolio. The increase in yield during 1996 was primarily achieved by lengthening the average life of the portfolio. The average life of the core securities portfolio was 23 months at December 31, 1997, compared to 25 months and 18 months at year-end 1996 and 1995, respectively.

  Included in Tables 7 and 8 are analyses of the cost, fair value and average yield of securities available for sale and securities held to maturity.

TABLE 7: SECURITIES AVAILABLE FOR SALE

                                                    AMORTIZED
                                                       COST    FAIR VALUE YIELD
                                                    ---------- ---------- -----
                                                          (IN THOUSANDS)
DECEMBER 31, 1997
U.S. Treasury...................................... $1,475,537 $1,481,624 5.86%
U.S. Agencies......................................    681,106    680,618 5.83
Mortgage-backed....................................    248,384    248,892 6.47
State and political subdivisions...................      7,929      7,904 6.02
Commercial paper...................................      6,954      6,954 5.91
Federal Reserve Bank Stock.........................      3,760      3,760
Equity and other...................................      1,887      1,989
                                                    ---------- ----------
  Total............................................ $2,425,557 $2,431,741
                                                    ========== ==========
DECEMBER 31, 1996
U.S. Treasury...................................... $1,751,544 $1,749,308 5.79%
U.S. Agencies......................................    359,416    358,184 5.66
Mortgage-backed....................................    150,462    149,725 5.96
State and political subdivisions...................      2,476      2,464 5.84
Commercial paper...................................    120,707    120,707 5.83
Federal Reserve Bank Stock.........................      3,610      3,610
Equity and other...................................      1,902      3,324
                                                    ---------- ----------
  Total............................................ $2,390,117 $2,387,322
                                                    ========== ==========

TABLE 8: INVESTMENT SECURITIES

                                                AMORTIZED   FAIR   YIELD/AVERAGE
                                                  COST     VALUE     MATURITY
                                                --------- -------- -------------
                                                         (IN THOUSANDS)
DECEMBER 31, 1997
Due in 1 year or less.......................... $ 71,725  $ 71,742         6.67%
Due after 1 year through 5 years...............  251,256   253,710         6.88
Due after 5 years through 10 years.............  129,756   131,268         7.00
Due after 10 years.............................       25        25         9.01
                                                --------  --------
  Total........................................ $452,762  $456,745  3 yr. 6 mo.
                                                ========  ========
DECEMBER 31, 1996
Due in 1 year or less.......................... $ 53,768  $ 53,657         6.82%
Due after 1 year through 5 years...............  194,833   195,403         6.87
Due after 5 years through 10 years.............   70,601    70,438         6.99
Due after 10 years.............................       25        27         9.52
                                                --------  --------
  Total........................................ $319,227  $319,525  3 yr. 2 mo.
                                                ========  ========
DECEMBER 31, 1995
Due in 1 year or less.......................... $ 95,686  $ 95,586         7.65%
Due after 1 year through 5 years...............  168,755   169,800         6.96
Due after 5 years through 10 years.............   46,917    47,360         7.25
Due after 10 years.............................      399       427         8.79
                                                --------  --------
  Total........................................ $311,757  $313,173  2 yr. 9 mo.
                                                ========  ========

OTHER EARNING ASSETS

  Federal funds transactions essentially are overnight loans between financial institutions which allow for either daily investment of excess funds or borrowing another institution's funds in order to meet short-term liquidity needs. The net sold position at year-end 1997 was $13.6 million, compared to a net purchased position of $15.0 million for year-end 1996. During 1997 and 1996, the Company was a net purchaser of federal funds, and this funding source averaged $114.9 million in 1997, compared to $99.3 million during 1996.

  The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Due to the agency arrangement, these transactions do not appear on the balance sheet and averaged $857.6 million in 1997 and $830.3 million in 1996.

  At December 31, 1997, the Company had acquired securities under agreements to resell of $57.6 million compared to $58.8 million at year-end 1996. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $71.5 million in 1997.

  The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 1997 were $82.1 million, compared to $69.2 million in 1996, and were recorded at market value.

TABLE 9: MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                            DECEMBER 31
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Maturing within 3 months............................ $356,604 $283,910 $208,828
After 3 months but within 6.........................   47,822   27,143   54,454
After 6 months but within 12........................   34,009   43,089   28,534
After 12 months.....................................   29,839   21,985   32,222
                                                     -------- -------- --------
  Total............................................. $468,274 $376,127 $324,038
                                                     ======== ======== ========

DEPOSITS AND BORROWED FUNDS

  Deposits represent the Company's primary funding source for its asset base. Deposits are gathered from various sources including commercial customers, individual retail consumers and mutual fund and trust customers. Deposits totaled $5.5 billion at December 31, 1997 compared to $5.2 billion and $4.8 billion at year-end 1996 and 1995, respectively. Deposits averaged $4.9 billion, $4.7 billion and $4.6 billion in 1997, 1996 and 1995, respectively. The increase in average deposits for 1997 was primarily related to commercial and trust customers. In recent years there has been a flow of funds from the banking system to other investment vehicles, including mutual funds. For customers seeking an alternative investment to bank deposits, the Company offers its own mutual fund group, the Scout Funds, as well as various annuity products. Total assets of the Scout Funds were $1.4 billion at December 31, 1997 compared to $1.2 billion one year earlier. In addition, the Company has continued to improve and promote its cash management services in order to attract and retain commercial deposit customers.

  Noninterest-bearing demand deposits averaged $1.6 billion, $1.4 billion and $1.3 billion during 1997, 1996 and 1995, respectively. These deposits represented 32.0% of average deposits in 1997 compared to 29.7% in 1996 and 29.2% in 1995. The Company's large commercial base of customers provides a significant source of noninterest-bearing deposits. Many of these commercial accounts, though they do not earn interest, receive an earnings credit to offset the cost of other services provided by the Company.

  Securities sold under agreements to repurchase totaled $715.5 million at December 31, 1997 and $599.2 million at year-end 1996. This liability averaged $617.9 million in 1997 and $606.7 million in 1996. Repurchase agreements are transactions involving the exchange of investment funds, by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

  The Company's long-term debt includes three senior note issues totaling $31 million and $0.5 million in installment notes. The senior notes include $25 million borrowed in 1993 under a medium-term program to fund bank acquisitions. Of this total, $10.0 million had an original maturity of seven years at 6.81% and $15.0 million was issued with a ten-year maturity at 7.30%. Also included in long-term debt is the Company's guarantee of a loan incurred in January, 1996 by its Employee Stock Ownership Plan. Principal and interest, at 6.10%, are due quarterly over seven years. The Plan is using Company contributions to service this debt.

TABLE 10: ANALYSIS OF AVERAGE DEPOSITS

AMOUNT                       1997        1996        1995        1994        1993
------                    ----------  ----------  ----------  ----------  ----------
                                              (IN THOUSANDS)
Noninterest-bearing de-
 mand...................  $1,576,206  $1,386,173  $1,336,804  $1,445,376  $1,273,672
Interest-bearing demand
 and savings............   2,143,869   2,056,681   2,059,661   2,365,024   2,092,048
Time deposits under
 $100,000...............     898,910     948,626     963,878   1,003,784     957,677
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...  $4,618,985  $4,391,480  $4,360,343  $4,814,184  $4,323,397
Time deposits of
 $100,000 or more.......     310,814     276,476     221,006     207,217     236,154
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........  $4,929,799  $4,667,956  $4,581,349  $5,021,401  $4,559,551
                          ==========  ==========  ==========  ==========  ==========
AS A % OF TOTAL DEPOSITS
------------------------
Noninterest-bearing de-
 mand...................        32.0%       29.7%       29.2%       28.8%       27.9%
Interest-bearing demand
 and savings............        43.5        44.1        45.0        47.1        45.9
Time deposits under
 $100,000...............        18.2        20.3        21.0        20.0        21.0
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...        93.7%       94.1%       95.2%       95.9%       94.8%
Time deposits of
 $100,000 or more.......         6.3         5.9         4.8         4.1         5.2
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========

TABLE 11: SHORT-TERM DEBT

                                       1997            1996            1995
                                   -------------  ---------------  -------------
                                    AMOUNT  RATE    AMOUNT   RATE   AMOUNT  RATE
                                   -------- ----  ---------- ----  -------- ----
                                                 (IN THOUSANDS)
AT YEAR-END
-----------
Federal funds purchased........... $     55 5.45% $   15,180 6.45% $ 48,400 5.75%
Repurchase agreements.............  715,490 4.97     599,215 4.74   672,940 3.76
Other.............................    1,116 4.39         911 4.00       501 5.02
                                   --------       ----------       --------
  Total........................... $716,661 4.97% $  615,306 4.90% $721,841 4.53%
                                   ========       ==========       ========
AVERAGE FOR THE YEAR
--------------------
Federal funds purchased........... $182,138 5.62% $  164,796 5.25% $127,949 5.77%
Repurchase agreements.............  617,989 4.90     606,726 4.73   485,913 5.21
Other.............................      567 5.91       1,034 4.10     1,121 4.31
                                   --------       ----------       --------
  Total........................... $800,694 5.06% $  772,556 4.84% $614,983 5.32%
                                   ========       ==========       ========
MAXIMUM MONTH-END BALANCE
-------------------------
Federal funds purchased........... $246,524       $  300,475       $196,000
Repurchase agreements.............  715,140          771,856        727,393
Other.............................    1,549            2,020          2,104
                                   --------       ----------       --------
  Total........................... $963,213       $1,074,351       $925,497
                                   ========       ==========       ========

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

  Total shareholders' equity was $624.2 million at December 31, 1997 compared to $582.5 million one year earlier. Included as a reduction to shareholders' equity at December 31, 1995 was $46.5 million which represented a commitment to repurchase 1,068,533 shares of common stock. Those shares were acquired by the Company and its ESOP in January, 1996. The shares acquired by the ESOP which have not been allocated to plan participants are included as a reduction to year-end 1997 shareholders' equity. See Common Stock Repurchase Commitment on page A-41 for further details. During each year, management had the opportunity to repurchase shares of the Company's stock at prices which, in management's opinion, would enhance overall shareholder value. As part of the same transaction that generated the above stock repurchase commitment, the Company acquired an additional 512,600 shares of common stock during the first half of 1996. In unrelated transactions during 1996 the Company acquired 268,658 additional shares of common stock. During 1997, the Company acquired 328,335 shares of its common stock. Depending on availability, price and cash flow requirements, management will continue to consider treasury stock purchases.

  Risk-based capital guidelines established by regulatory agencies establish minimum capital standards, based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 15.35% and Total capital ratio of 16.26% substantially exceed the regulatory minimums.

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

  Interest rate sensitivity is measured by "gaps", which are the differences between interest-earning assets and interest-bearing liabilities which reprice or mature within a specific time interval. A positive gap indicates that interest-earning assets exceed interest-bearing liabilities within a given interval. A positive gap position results in increased net interest income when rates increase and the opposite when rates decline.

TABLE 12: RISK-BASED CAPITAL

  The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 1997, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

                                         RISK-WEIGHTED CATEGORY
                          -----------------------------------------------------
RISK-WEIGHTED ASSETS          0%         20%       50%       100%      TOTAL
--------------------      ---------- ---------- --------  ---------- ----------
                                             (IN THOUSANDS)
Loans:
  Residential mortgage..  $       -- $    2,351 $110,490  $       -- $  112,841
  All other.............          --    207,962       --   2,465,228  2,673,190
                          ---------- ---------- --------  ---------- ----------
    Total loans.........  $       -- $  210,313 $110,490  $2,465,228 $2,786,031
Securities available for
 sale:
  U.S. Treasury.........  $1,475,537 $       -- $     --  $       -- $1,475,537
  U.S. agencies and
   mortgage-backed......       1,703    927,787       --          --    929,490
  State and political
   subdivisions.........          --      7,929       --          --      7,929
  Commercial paper and
   other................       3,760         --       --       8,841     12,601
                          ---------- ---------- --------  ---------- ----------
    Total securities
     available for sale.  $1,481,000 $  935,716 $     --  $    8,841 $2,425,557
Investment securities...          --    411,976   40,786          --    452,762
Trading securities......      24,053     35,543       --          --     59,596
Federal funds and resell
 agreements.............          --     71,213       --          --     71,213
Cash and due from banks.     160,338    761,914       --          --    922,252
All other assets........          --         --       --     304,134    304,134
                          ---------- ---------- --------  ---------- ----------
    Category totals.....  $1,665,391 $2,426,675 $151,276  $2,778,203 $7,021,545
                          ---------- ---------- --------  ---------- ----------
Risk-weighted totals....  $       -- $  485,335 $ 75,638  $2,778,203 $3,339,176
Off-balance-sheet items
 (risk-weighted)........          --      2,953        2     312,173    315,128
                          ---------- ---------- --------  ---------- ----------
    Total risk-weighted
     assets.............  $       -- $  488,288 $ 75,640  $3,090,376 $3,654,304
                          ========== ========== ========  ========== ==========
CAPITAL                                          TIER 1     TIER 2     TOTAL
-------                                         --------  ---------- ----------
Shareholders' equity..........................  $620,326  $       -- $  620,326
Less premium on purchased banks...............   (59,552)         --    (59,552)
Allowance for loan losses.....................        --      33,274     33,274
                                                --------  ---------- ----------
    Total capital.............................  $560,774  $   33,274 $  594,048
                                                ========  ========== ==========
CAPITAL RATIOS
--------------
Tier 1 capital to risk-weighted assets........                            15.35%
Total capital to risk-weighted assets.........                            16.26
Leverage ratio (Tier 1 to total assets less
 premium on purchased banks)..................                             8.02
                                                                     ==========

  Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 13 is a static gap analysis which presents the Company's assets and liabilities based on their repricing or maturity characteristics. This analysis shows that for the 180-day interval beginning January 1, 1998, the Company is in a negative gap position because liabilities maturing or repricing during this time exceed assets. At the one-year period, the Company is in a positive gap position.

  In management's opinion, the static gap report tends to overstate the interest rate risk of the Company due to certain factors which are not measured on a static or snapshot analysis. A static gap analysis assumes that all liabilities reprice based on their contractual term. However, the effect of rate increases on core deposits, approximately 94% of total deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact of rising interest rates when the Company has more liabilities subject to repricing than assets. In addition, a static analysis ignores the impact of changes in the mix and volume of interest-bearing assets and liabilities. During 1997, the Company's loans increased as a percentage of total earning assets and noninterest-bearing demand deposit accounts represented a larger component of total funding sources. Due to the limitations of a static gap analysis, the Company also monitors and manages interest rate risk through the use of simulation models. These models allow for input of various factors and assumptions which influence interest rate risk. This method presents a more realistic view of the impact on the Company's earnings resulting from movement in interest rates.

TABLE 13: INTEREST RATE SENSITIVITY ANALYSIS

                            1-       91-      181-
DECEMBER 31, 1997        90 DAYS   180 DAYS 365 DAYS  TOTAL    OVER 365 DAYS  TOTAL
-----------------        --------  -------- -------- --------  ------------- --------
                                               (IN MILLIONS)
Earning assets
Loans................... $1,511.2   $187.7   $265.6  $1,964.5    $  821.5    $2,786.0
Securities*.............    618.8    198.1    368.5   1,185.4     1,699.1     2,884.5
Federal funds sold and
 resell agreements......     71.2       --       --      71.2          --        71.2
Other...................     60.5       --       --      60.5          --        60.5
                         --------   ------   ------  --------    --------    --------
  Total earning assets.. $2,261.7   $385.8   $634.1  $3,281.6    $2,520.6    $5,802.2
                         --------   ------   ------  --------    --------    --------
  % of total earning as-
   sets.................     39.0%     6.7%    10.9%     56.6%       43.4%      100.0%
                         --------   ------   ------  --------    --------    --------
Funding sources
Interest-bearing demand
 and savings............ $1,341.2   $   --   $   --  $1,341.2    $  949.7    $2,290.9
Time deposits...........    576.4    245.4    247.5   1,069.3       280.1     1,349.4
Federal funds purchased
 and repurchase agree-
 ments..................    715.5       --       --     715.5          --       715.5
Borrowed funds..........      1.8      0.6      4.2       6.6        39.1        45.7
Noninterest-bearing
 sources................       --       --       --        --     1,400.7     1,400.7
                         --------   ------   ------  --------    --------    --------
  Total funding sources. $2,634.9   $246.0   $251.7  $3,132.6    $2,669.6    $5,802.2
                         --------   ------   ------  --------    --------    --------
  % of total earning as-
   sets.................     45.4%     4.3%     4.3%     54.0%       46.0%      100.0%
                         --------   ------   ------  --------    --------    --------
Interest sensitivity
 gap.................... $ (373.2)  $139.8   $382.4  $  149.0    $ (149.0)
Cumulative gap..........   (373.2)  (233.4)   149.0     149.0          --
  As a % of total earn-
   ing assets...........      6.4%     4.0%     2.6%      2.6%       0.00%
Ratio of earning assets
 to funding sources.....      .86     1.57     2.52      1.05        0.94
Cumulative ratio--1997..      .86      .92     1.05      1.05        1.00
--1996..................      .86      .89     1.00      1.00        1.00
--1995..................     1.00     1.05     1.20      1.20        1.00

--------
*  Includes securities available for sale based on scheduled maturity dates.

  The Company will continue to manage its interest rate risk using static gap analysis along with other tools which help measure the impact of various interest rate scenarios. The Company does not use off-balance-sheet hedges or swaps to manage this risk except for limited use of futures contracts to offset interest rate risk on specific securities held in the trading portfolio.

TABLE 14: MARKET RISK

                                                        NET PORTFOLIO VALUE
                                                    ----------------------------
      RATES IN BASIS POINTS (RATE SHOCK)              AMOUNT   CHANGE   % CHANGE
      ----------------------------------            ---------- -------  --------
                                                          (IN THOUSANDS)
      200.......................................... $1,249,817 $57,787    4.85%
      100..........................................  1,226,532  34,502    2.89
      Static.......................................  1,192,030      --      --
      (100)........................................  1,165,890 (26,140)  (2.19)
      (200)........................................  1,139,167 (52,863)  (4.43)

  The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of instantaneous and sustained interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The assets and liabilities of the Company are comprised primarily of financial instruments which give rise to cash flows. By projecting the timing and amount of future net cash flows, an estimated value of that asset or liability can be determined. Market values of the Company's investment in loans and debt securities fluctuate with movements in market interest rates. Prepayments of principal are closely correlated with interest rates and affect future cash flows. Certain deposits and other borrowings of the Company are also sensitive to interest rate changes. Table 14 sets forth the Company's NPV as of December 31, 1997. Although the NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on the Company's net interest income and will differ from actual results.

TABLE 15: RATE SENSITIVITY AND MATURITY OF LOANS

  The following table presents the rate sensitivity of certain loans maturing after 1998, compared with the total loan portfolio as of December 31, 1997. Of the $1,522,037,000 of loans due after 1998, $1,065,500,000 are to individuals for the purchase of residential dwellings and other consumer goods including automobiles. The remaining $456,537,000 is for all other purposes and reflects maturities of $344,842,000 in 1999 through 2002 and $111,695,000 after 2002.

                                                               DECEMBER 31, 1997
                                                               -----------------
                                                                (IN THOUSANDS)
Loans due in 1998:
 Residential homes and consumer goods.........................    $  107,650
 All other....................................................     1,156,344
                                                                  ----------
    Total.....................................................    $1,263,994
                                                                  ----------
Loans due after 1998:
 Variable interest rate.......................................    $  482,758
 Fixed interest rate..........................................     1,039,279
                                                                  ----------
    Total.....................................................    $1,522,037
                                                                  ----------
Unearned interest and allowance for loan losses...............       (33,274)
                                                                  ----------
    Net loans.................................................    $2,752,757
                                                                  ==========

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

  The Parent Company's cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be in the future. The Company's subsidiary banks are subject to various rules, depending on their location and primary regulator, regarding the payment of dividends to the Parent Company. For the most part, all banks can pay dividends at least equal to their current year's earnings without seeking prior regulatory approval. From time to time, approvals have been requested to allow a subsidiary bank to pay a dividend in excess of its current capacity. All such requests have been approved.

MILLENNIUM DATE CHANGE

  Many, if not most, of the computer systems currently in operation worldwide use only two digits to specify the year on a date field. There is a significant risk that these computer systems will recognize the year 2000 as 1900. Such an error could cause the system to stop working or operate in error. The Company, due to the nature of its business, is very reliant on computers and their ability to correctly interpret dates. The inability of the Company's operating systems to properly interpret dates could have a material impact on future operations. The Company has made and will continue to make significant efforts to assess, address and minimize the risks associated with the millennium date change. This includes the establishment of a Year 2000 Project Office to oversee the Company's five-step plan to address this issue. This plan includes:

  INVENTORY. A complete accounting and assessment of computer systems in use and their year 2000 readiness.

  SOLUTION PLANNING. A determination of the remedy plan, including modification of existing code, system replacement and contingency plan.

  RENOVATION. Modifications required to render each system year 2000 compliant.

  TESTING. Verification that the system is year 2000 compliant.

  IMPLEMENTATION. Confirmation that the system is functioning as designed.

  The Company's plan not only addresses the computer code written or maintained internally, but also information supplied or processed by third party vendors. This plan includes monitoring and minimizing the risk posed by third parties, including vendors and customers.

  The Company's efforts in this area are being monitored by senior management, the Board of Directors and the primary governmental regulators of the Company and its affiliates. The Company's regulators recommend that code modifications be substantially completed and in the testing phase by December 31, 1998. The Company's plan should allow compliance with this recommendation. Management does not anticipate that the cost to complete its plan for addressing the year 2000 problem will have a material impact on future operating results.

TABLE 16: SUMMARY OF OPERATING RESULTS BY QUARTER (UNAUDITED)

                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                             MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                             -------- ------- -------- --------
                                               (IN THOUSANDS EXCEPT PER SHARE
                                                           DATA)
1997
Interest income............................. $95,325  $97,655 $100,120 $100,229
Interest expense............................  41,739   42,551   43,804   43,700
                                             -------  ------- -------- --------
  Net interest income....................... $53,586  $55,104 $ 56,316 $ 56,529
Provision for loan losses...................   1,925    3,377    2,807    3,766
Noninterest income..........................  33,553   35,586   37,180   38,564
Noninterest expense.........................  63,061   65,734   68,571   67,376
Income tax provision........................   7,192    6,801    7,002    7,102
                                             -------  ------- -------- --------
  Net income................................ $14,961  $14,778 $ 15,116 $ 16,849
                                             =======  ======= ======== ========
1996
Interest income............................. $93,419  $91,823 $ 93,390 $ 93,445
Interest expense............................  41,686   41,154   40,757   40,984
                                             -------  ------- -------- --------
  Net interest income....................... $51,733  $50,669 $ 52,633 $ 52,461
Provision for loan losses...................   4,827    1,828    1,821    2,089
Noninterest income..........................  39,986   32,000   31,191   32,230
Noninterest expense.........................  59,217   59,172   61,291   67,128
Income tax provision........................   9,679    7,126    6,678    4,515
                                             -------  ------- -------- --------
  Net income................................ $17,996  $14,543 $ 14,034 $ 10,959
                                             =======  ======= ======== ========
                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                             MARCH 31 JUNE 30 SEPT. 30 DEC. 31
                                             -------- ------- -------- --------
PER SHARE 1997
Net income -- basic......................... $  0.73  $  0.72 $   0.74 $   0.82
Net income -- diluted.......................    0.73     0.72     0.74     0.82
Dividend....................................    0.19     0.19     0.19     0.19
Book value..................................   28.28    29.10    29.90    30.55
Market price:
 High.......................................   40.71    41.90    51.67    54.50
 Low........................................   36.19    36.90    40.71    45.00
 Close......................................   37.62    41.07    48.57    54.50
PER SHARE 1996
Net income -- basic......................... $  0.85  $  0.69 $   0.68 $   0.53
Net income -- diluted.......................    0.85     0.69     0.68     0.53
Dividend....................................    0.18     0.18     0.18     0.18
Book value..................................   26.76    26.75    27.35    28.13
Market price:
 High.......................................   38.32    36.50    36.50    39.76
 Low........................................   30.61    31.30    31.97    35.37
 Close......................................   34.92    33.33    34.47    38.57

--------
Per share information restated for the 5% stock dividend paid January 2, 1998.

                           UMB FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
ASSETS
Loans:
 Commercial, financial and agricultural...  $1,377,380  $1,236,092  $1,152,420
 Consumer.................................   1,039,331     914,962     784,481
 Real estate..............................     365,329     404,039     467,570
 Leases...................................       3,991       2,596       2,057
 Unearned interest........................          --         (48)       (390)
 Allowance for loan losses................     (33,274)    (33,414)    (32,685)
                                            ----------  ----------  ----------
 Net loans................................  $2,752,757  $2,524,227  $2,373,453
Securities available for sale:
 U.S. Treasury and agencies...............  $2,162,242  $2,107,492  $2,184,383
 State and political subdivisions.........       7,904       2,464          --
 Mortgage-backed..........................     248,892     149,725     145,781
 Commercial paper and other...............      12,703     127,641      52,860
                                            ----------  ----------  ----------
 Total securities available for sale......  $2,431,741  $2,387,322  $2,383,024
Investment securities: State and political
 subdivisions
 (market value of $456,745, $319,525 and
 $313,173, respectively)..................     452,762     319,227     311,757
Federal funds sold........................      13,638         170      55,300
Securities purchased under agreements to
 resell...................................      57,575      58,790      33,865
Trading securities and other..............      60,548      81,383      86,011
                                            ----------  ----------  ----------
 Total earning assets.....................  $5,769,021  $5,371,119  $5,243,410
Cash and due from banks...................     921,300     771,062     696,407
Bank premises and equipment, net..........     172,811     152,909     147,576
Accrued income............................      72,627      72,717      79,087
Premiums on and intangibles of purchased
 banks....................................      60,464      67,474      74,739
Other assets..............................      57,784      76,705      40,109
                                            ----------  ----------  ----------
 Total assets.............................  $7,054,007  $6,511,986  $6,281,328
                                            ==========  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand...............  $1,906,627  $1,724,486  $1,636,145
 Interest-bearing demand and savings......   2,290,923   2,171,938   1,875,834
 Time deposits under $100,000.............     881,173     917,983     977,666
 Time deposits of $100,000 or more........     468,274     376,127     324,038
                                            ----------  ----------  ----------
 Total deposits...........................  $5,546,997  $5,190,534  $4,813,683
Federal funds purchased...................          55      15,180      48,400
Securities sold under agreements to repur-
 chase....................................     715,490     599,215     672,940
Short-term debt...........................       1,116         911         501
Long-term debt............................      44,550      51,350      40,736
Accrued expenses and taxes................      56,735      46,887      63,135
Other liabilities.........................      64,828      25,432      19,493
                                            ----------  ----------  ----------
 Total liabilities........................  $6,429,771  $5,929,509  $5,658,888
                                            ----------  ----------  ----------
Common stock repurchase commitment........  $       --  $       --  $   46,481
                                            ----------  ----------  ----------
Common stock, $1.00 par. Authorized
 33,000,000 shares; 24,490,189 shares is-
 sued.....................................  $   24,490  $   23,503  $   22,548
Capital surplus...........................     608,964     558,073     522,892
Retained earnings.........................     137,230     142,947     136,943
Net unrealized gain (loss) on securities
 available for sale.......................       3,910      (1,755)      3,612
Unearned ESOP shares......................     (12,492)    (15,003)         --
Treasury stock 3,737,430; 3,424,176; and
 1,972,239 shares, at cost, respectively..    (137,866)   (125,288)    (63,555)
Common stock repurchase commitment,
 1,068,533
 shares at December 31, 1995..............          --          --     (46,481)
                                            ----------  ----------  ----------
 Total shareholders' equity...............  $  624,236  $  582,477  $  575,959
                                            ----------  ----------  ----------
 Total liabilities and shareholders' equi-
  ty......................................  $7,054,007  $6,511,986  $6,281,328
                                            ==========  ==========  ==========

              See Notes to Financial Statements, pages A-27-A-44.

                           UMB FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
                                                (IN THOUSANDS EXCEPT SHARE AND
                                                       PER SHARE DATA)
INTEREST INCOME
Loans........................................  $  236,031 $  220,568 $  217,701
Securities available for sale................     127,074    122,802    110,549
Investment securities:
 Taxable interest............................  $      753 $      904 $      974
 Tax-exempt interest.........................      16,155     13,641     13,276
                                               ---------- ---------- ----------
 Total investment securities income..........  $   16,908 $   14,545 $   14,250
Federal funds and resell agreements..........       8,426     10,013     11,003
Trading securities and other.................       4,890      4,149      3,552
                                               ---------- ---------- ----------
 Total interest income.......................  $  393,329 $  372,077 $  357,055
                                               ---------- ---------- ----------
INTEREST EXPENSE
Deposits.....................................  $  127,950 $  123,135 $  121,594
Federal funds and repurchase agreements......      40,496     37,380     32,685
Short-term debt..............................          33         42         48
Long-term debt...............................       3,315      4,024      3,460
                                               ---------- ---------- ----------
 Total interest expense......................  $  171,794 $  164,581 $  157,787
                                               ---------- ---------- ----------
Net interest income..........................  $  221,535 $  207,496 $  199,268
Provision for loan losses....................      11,875     10,565      5,090
                                               ---------- ---------- ----------
 Net interest income after provision.........  $  209,660 $  196,931 $  194,178
                                               ---------- ---------- ----------
NONINTEREST INCOME
Trust fees...................................  $   45,279 $   41,531 $   35,864
Securities processing........................      11,753      9,486     10,494
Trading and investment banking...............      13,743     12,790     11,178
Service charges on deposit accounts..........      36,631     33,368     33,177
Other service charges and fees...............      21,009     15,705     11,272
Bankcard fees................................       6,996      6,335      6,757
Net security gains...........................       2,275        473      1,416
Other........................................       7,197     15,719      6,843
                                               ---------- ---------- ----------
 Total noninterest income....................  $  144,883 $  135,407 $  117,001
                                               ---------- ---------- ----------
NONINTEREST EXPENSE
Salaries and employee benefits...............  $  141,641 $  131,411 $  122,556
Occupancy, net...............................      19,004     17,900     15,963
Equipment....................................      27,718     24,681     22,283
Supplies and services........................      20,367     18,778     19,165
Bankcard processing..........................       5,464      7,162      5,781
Marketing and business development...........      17,727     15,298     13,079
FDIC and regulatory fees.....................       1,859      1,309      7,636
Amortization of intangibles of purchased
 banks.......................................       7,142      7,347      7,120
Other........................................      23,820     22,922     19,973
                                               ---------- ---------- ----------
 Total noninterest expense...................  $  264,742 $  246,808 $  233,556
                                               ---------- ---------- ----------
Income before income taxes...................  $   89,801 $   85,530 $   77,623
Income tax provision.........................      28,097     27,998     25,447
                                               ---------- ---------- ----------
 Net income..................................  $   61,704 $   57,532 $   52,176
                                               ========== ========== ==========
Per Share Data
Net income--basic............................  $     3.02 $     2.75 $     2.29
Net Income--diluted..........................        3.01       2.74       2.28
Dividends....................................  $     0.76 $     0.72 $     0.67
Average shares outstanding...................  20,439,975 20,925,544 22,622,923
                                               ========== ========== ==========

              See Notes to Financial Statements, pages A-27-A-44.

                           UMB FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income.............................  $    61,704  $    57,532  $    52,176
 Adjustments to reconcile net income to
  net cash provided by operating activi-
  ties:
 Provision for loan losses..............       11,875       10,565        5,090
 Depreciation and amortization..........       24,479       23,828       23,436
 Deferred income taxes..................          669       (4,022)      (3,955)
 Net (increase) decrease in trading se-
  curities..............................       20,835        4,628      (55,029)
 Gains on sales of securities available
  for sale..............................       (2,293)        (474)      (3,734)
 Losses on sales of securities avail-
  able for sale.........................           18            1        2,318
 Gain on sale of merchant bankcard
  processsing rights....................          --        (9,800)         --
 Earned ESOP shares.....................        2,644        2,220          --
 Amortization of securities premium,
  net of discount accretion.............       14,707       21,983       32,725
 Changes in:
  Accrued income........................           90        6,370        3,415
  Accrued expenses and taxes............        7,330      (10,603)      20,631
 Other, net.............................          (95)        (129)        (678)
                                          -----------  -----------  -----------
   Net cash provided by operating activ-
    ities...............................  $   141,963  $   102,099  $    76,395
                                          -----------  -----------  -----------
INVESTING ACTIVITIES
 Proceeds from sales of securities
  available for sale....................  $    89,318  $    10,657  $   411,351
 Proceeds from maturities of:
 Investment securities..................       62,622      102,024      112,173
 Securities available for sale..........    1,882,873    1,892,878    1,582,810
 Purchases of:
 Investment securities..................     (198,077)    (111,633)    (117,406)
 Securities available for sale..........   (2,018,141)  (1,935,820)  (1,922,546)
 Net increase in loans..................     (240,405)    (161,339)     (93,440)
 Net (increase) decrease in federal
  funds sold and resell agreements......      (12,253)      30,205      449,134
 Proceeds from sale of merchant bankcard
  processing rights.....................          --         9,800          --
 Purchases of bank premises and equip-
  ment..................................      (37,399)     (22,028)     (27,884)
 Proceeds from sales of bank premises
  and equipment.........................          124          234          551
 Purchases of financial organizations,
  net of cash received..................          --           --       (11,147)
 Other, net.............................       56,849      (29,004)      14,728
                                          -----------  -----------  -----------
   Net cash provided by (used in) in-
    vesting activities..................  $  (414,489) $  (214,026) $   398,324
                                          -----------  -----------  -----------
FINANCING ACTIVITIES
 Net increase (decrease) in demand and
  savings deposits......................  $   301,126  $   384,445  $  (530,827)
 Net increase (decrease) in time depos-
  its...................................       55,337       (7,594)     101,852
 Net increase (decrease) in federal
  funds purchased and repurchase agree-
  ments.................................      101,150     (106,945)     (88,320)
 Net increase (decrease) in short-term
  debt..................................          205          410         (371)
 Repayments of long-term debt...........       (6,800)      (6,667)      (5,594)
 Cash dividends.........................      (15,598)     (15,216)     (15,114)
 Purchases of treasury stock............      (13,001)     (62,234)     (11,098)
 Proceeds from issuance of treasury
  stock.................................          345          383          347
                                          -----------  -----------  -----------
   Net cash provided by (used in) fi-
    nancing activities..................  $   422,764  $   186,582  $  (549,125)
                                          -----------  -----------  -----------
Increase (decrease) in cash and due from
 banks..................................  $   150,238  $    74,655  $   (74,406)
Cash and due from banks at beginning of
 year...................................      771,062      696,407      770,813
                                          -----------  -----------  -----------
Cash and due from banks at end of year..  $   921,300  $   771,062  $   696,407
                                          ===========  ===========  ===========
Supplemental disclosures:
 Income taxes paid......................  $    29,412  $    33,558  $    28,717
 Total interest paid....................      160,317      170,521      153,758

--------
Note: Certain noncash transactions regarding guaranteed ESOP debt transactions and common stock subject to repurchase commitment are disclosed in the accompanying financial statements and notes to financial statements.

              See Notes to Financial Statements, pages A-27-A-44.

                           UMB FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        NET UNREALIZED
                                                        GAIN (LOSS) ON               REPURCHASE
                          COMMON  CAPITAL   RETAINED      SECURITIES     TREASURY    COMMITMENT/
                           STOCK  SURPLUS   EARNINGS  AVAILABLE FOR SALE   STOCK    UNEARNED ESOP
                          ------- --------  --------  ------------------ ---------  -------------
                                                     (IN THOUSANDS)
Balance -- January 1,
 1995...................  $20,678 $442,606  $182,159       $(35,211)     $ (52,926)   $     --
Net income..............       --       --    52,176             --             --          --
Cash dividends ($0.67
 per share).............       --       --   (15,114)            --             --          --
Stock dividend (10%)....    1,870   80,408   (82,278)            --             --          --
Purchase of treasury
 stock..................       --       --        --             --        (11,098)         --
Exercise of stock op-
 tions..................       --     (122)       --             --            469          --
Net change in unrealized
 gain/loss on securities
 available for sale.....       --       --        --         38,823             --          --
Common stock repurchase
 commitment.............       --       --        --             --             --     (46,481)
                          ------- --------  --------       --------      ---------    --------
Balance -- December 31,
 1995...................  $22,548 $522,892  $136,943       $  3,612      $ (63,555)   $(46,481)
Net income..............       --       --    57,532             --             --          --
Cash dividends ($0.72
 per share).............       --       --   (15,216)            --             --          --
Stock dividend (5%).....      955   35,357   (36,312)            --             --          --
Shares purchased by
 ESOP...................       --       --        --             --             --      16,530
Guaranteed ESOP obliga-
 tion...................       --       --        --             --             --     (17,281)
Earned ESOP shares......       --      (58)       --             --             --       2,278
Purchase of treasury
 stock..................       --       --        --             --        (62,234)     29,951
Exercise of stock op-
 tions..................       --     (118)       --             --            501          --
Net change in unrealized
 gain/loss on securities
 available for sale.....       --       --        --         (5,367)            --          --
                          ------- --------  --------       --------      ---------    --------
Balance -- December 31,
 1996...................  $23,503 $558,073  $142,947       $ (1,755)     $(125,288)   $(15,003)
Net income..............       --       --    61,704             --             --          --
Cash dividends ($0.76
 per share).............       --       --   (15,598)            --             --          --
Stock dividend (5%).....      987   50,836   (51,823)            --             --          --
Earned ESOP shares......       --      133        --             --             --       2,511
Purchase of treasury
 stock..................       --       --        --             --        (13,001)         --
Exercise of stock op-
 tions..................       --      (78)       --             --            423          --
Net change in unrealized
 gain/loss on securities
 available for sale.....       --       --        --          5,665             --          --
                          ------- --------  --------       --------      ---------    --------
Balance -- December 31,
 1997...................  $24,490 $608,964  $137,230       $  3,910      $(137,866)   $(12,492)
                          ======= ========  ========       ========      =========    ========


              See Notes to Financial Statements, pages A-27-A-44.

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

  SECURITIES AVAILABLE FOR SALE -- Debt securities available for sale include principally U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair

                           UMB FINANCIAL CORPORATION
value. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of shareholders' equity until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

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

  PER SHARE DATA -- Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. All per share presentations have been restated to give effect to the 5% stock dividend paid January 2, 1998 to the shareholders of record as of December 11, 1997. The 1996 and 1995 Financial Statements have been restated with basic and diluted earnings per share presented pursuant to SFAS 128 "Earnings per Share." Diluted earnings per share takes into account the dilutive effect of 42,460; 31,123 and 29,442 shares issuable under stock options granted by the Company at December 31, 1997, 1996 and 1995, respectively.

  RECLASSIFICATIONS -- Certain reclassifications were made to the 1996 and 1995 financial statements to conform to the current year presentation.

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

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective for the Company for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" receivables were combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. The

                           UMB FINANCIAL CORPORATION

Statement provides that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer, and servicing assets and liabilities be subsequently measured by (1) amortization in proportion to and over the period of estimated net servicing income or loss, and (2) assessment for asset impairment or increased obligation based on their fair values.

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

  ACCOUNTING FOR EARNINGS PER SHARE -- In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. The Statement is effective for the Company's financial statements as of December 31, 1997.

  ACCOUNTING FOR REPORTING COMPREHENSIVE INCOME -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for the Company's financial statements in 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

  ACCOUNTING FOR DISCLOSURES ABOUT SEGMENTS AND RELATED INFORMATION -- In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement is effective for the Company's financial statements in 1998. The Company anticipates that the implementation of this Statement may require additional disclosures.

                           UMB FINANCIAL CORPORATION

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

ALLOWANCES FOR LOAN LOSSES

  The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 1997 (in thousands):

                                                    YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Allowance -- beginning of year.................... $ 33,414  $ 32,685  $32,527
Allowances of acquired banks......................       --        --      485
Additions (deductions):
 Charge-offs...................................... $(14,332) $(12,335) $(8,090)
 Recoveries.......................................    2,317     2,499    2,673
                                                   --------  --------  -------
  Net charge-offs................................. $(12,015) $ (9,836) $(5,417)
Provision charged to expense......................   11,875    10,565    5,090
                                                   --------  --------  -------
Allowance--end of year............................ $ 33,274  $ 33,414  $32,685
                                                   ========  ========  =======

  The amount of loans considered to be impaired under SFAS No. 114 was $3,266,000 at December 31, 1997 and $9,325,000 at December 31, 1996. All of
the loans were on a nonaccrual basis or had been restructured. Included in the impaired loans, at December 31, 1997 was $1,308,000 of loans for which the related allowance was $417,000. The remaining $1,958,000 of impaired loans did not have an allowance for loan losses as a result of write-downs and supporting collateral value. At December 31, 1996 there was $8,064,000 of impaired loans with a related allowance of $1,203,000, and $1,261,000 of impaired loans which did not have an allowance. The average recorded investment in impaired loans was approximately $7,493,000 during the year ended December 31, 1997 and $8,192,000 during the year ended December 31, 1996. The Company had no material amount recorded as interest income on impaired loans for either year.

                           UMB FINANCIAL CORPORATION

SECURITIES AVAILABLE FOR SALE

  The table below provides detailed information for securities available for sale at December 31, 1997, 1996 and 1995 (in thousands):

                                                     DECEMBER 31
                                     -------------------------------------------
                                     AMORTIZED  UNREALIZED UNREALIZED
                                        COST      GAINS      LOSSES   FAIR VALUE
                                     ---------- ---------- ---------- ----------
1997
U.S. Treasury....................... $1,475,537  $ 7,539    $(1,452)  $1,481,624
U.S. Agencies.......................    681,106      627     (1,115)     680,618
Mortgage-backed.....................    248,384      798       (290)     248,892
State and political subdivisions....      7,929        4        (29)       7,904
Commercial paper....................      6,954       --         --        6,954
Federal Reserve Bank stock..........      3,760       --         --        3,760
Equity and other....................      1,887      102         --        1,989
                                     ----------  -------    -------   ----------
 Total.............................. $2,425,557  $ 9,070    $(2,886)  $2,431,741
                                     ==========  =======    =======   ==========
1996
U.S. Treasury....................... $1,751,544  $ 4,329    $(6,565)  $1,749,308
U.S. Agencies.......................    359,416      127     (1,359)     358,184
Mortgage-backed.....................    150,462       88       (825)     149,725
State and political subdivisions....      2,476       --        (12)       2,464
Commercial paper....................    120,707       --         --      120,707
Federal Reserve Bank stock..........      3,610       --         --        3,610
Equity and other....................      1,902    1,422         --        3,324
                                     ----------  -------    -------   ----------
 Total.............................. $2,390,117  $ 5,966    $(8,761)  $2,387,322
                                     ==========  =======    =======   ==========
1995
U.S. Treasury....................... $1,679,881  $ 8,928    $(2,493)  $1,686,316
U.S. Agencies.......................    498,310      679       (922)     498,067
Mortgage-backed.....................    147,194      162     (1,575)     145,781
Commercial paper....................     46,450       --         --       46,450
Federal Reserve Bank stock..........      3,656       --         --        3,656
Equity and other....................      1,726    1,028         --        2,754
                                     ----------  -------    -------   ----------
 Total.............................. $2,377,217  $10,797    $(4,990)  $2,383,024
                                     ==========  =======    =======   ==========

  The following table presents contractual maturity information for securities available for sale at December 31, 1997. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Due in 1 year or less.................................... $1,061,753 $1,061,322
Due after 1 year through 5 years.........................  1,100,264  1,106,281
Due after 5 years through 10 years.......................      1,795      1,784
Due after 10 years.......................................        760        759
                                                          ---------- ----------
 Total................................................... $2,164,572 $2,170,146
                                                          ---------- ----------
Mortgage-backed securities...............................    248,384    248,892
Commercial paper.........................................      6,954      6,954
Equity securities and other..............................      5,647      5,749
                                                          ---------- ----------
 Total securities available for sale..................... $2,425,557 $2,431,741
                                                          ========== ==========

                           UMB FINANCIAL CORPORATION

  Securities available for sale with a market value of $2,278,156,000 at December 31, 1997, $1,832,291,000 at December 31, 1996, and $1,784,018,000 at
December 31, 1995, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

  During 1997, proceeds from the sales of securities available for sale were $89,318,000 compared to $10,657,000 for 1996. Securities transactions resulted in gross realized gains of $2,293,000 for 1997 and $474,000 for 1996. The gross realized losses were $18,000 for 1997 and $1,000 for 1996.

  The net unrealized holding gains (losses) on trading securities at December 31, 1997 and 1996, were $193,000 and $(34,000), respectively, and were included in trading and investment banking income.

INVESTMENT SECURITIES

  The table below provides detailed information for investment securities at December 31, 1997, 1996 and 1995 (in thousands):

                                                      DECEMBER 31
                                        ----------------------------------------
                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- --------
1997
State and political subdivisions....... $452,762    $4,514    $  (531)  $456,745
                                        ========    ======    =======   ========
1996
State and political subdivisions....... $319,227    $1,722    $(1,424)  $319,525
                                        ========    ======    =======   ========
1995
State and political subdivisions....... $311,757    $2,435    $(1,019)  $313,173
                                        ========    ======    =======   ========

  The following table presents contractual maturity information for investment securities at December 31, 1997. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AMORTIZED   FAIR
                                                               COST     VALUE
                                                             --------- --------
                                                               (IN THOUSANDS)
Due in 1 year or less....................................... $ 71,725  $ 71,742
Due after 1 year through 5 years............................  251,256   253,710
Due after 5 years through 10 years..........................  129,756   131,268
Due after 10 years..........................................       25        25
                                                             --------  --------
  Total investment securities............................... $452,762  $456,745
                                                             ========  ========

  There were no sales of investment securities during 1997, 1996 or 1995.

  Investment securities with a market value of $116,864,000 at December 31, 1997, $50,844,000 at December 31, 1996 and $36,627,000 at December 31, 1995,
were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

LOANS TO MANAGEMENT

  Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including

                           UMB FINANCIAL CORPORATION
interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 1997, 1996 and 1995, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

                                                  YEAR ENDED DECEMBER 31
                                              ---------------------------------
                                                 1997        1996       1995
                                              -----------  ---------  ---------
Balance -- beginning of year................. $   183,691  $ 178,439  $ 158,330
 New loans...................................   1,895,657    892,558    798,688
 Repayments..................................  (1,899,030)  (887,306)  (778,579)
                                              -----------  ---------  ---------
Balance -- end of year....................... $   180,318  $ 183,691  $ 178,439
                                              ===========  =========  =========

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on accelerated methods. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Bank premises and equipment consisted of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
Land........................................... $  36,426  $  33,033  $  31,975
Buildings and leasehold improvements...........   169,045    154,878    146,411
Equipment......................................   167,010    149,350    138,558
                                                ---------  ---------  ---------
                                                $ 372,481  $ 337,261  $ 316,944
Accumulated depreciation.......................  (199,670)  (184,352)  (169,368)
                                                ---------  ---------  ---------
Bank premises and equipment, net............... $ 172,811  $ 152,909  $ 147,576
                                                =========  =========  =========

  Consolidated rental and operating lease expenses were $2,305,000 in 1997, $2,722,000 in 1996, and $2,820,000 in 1995. Minimum rental commitments as of December 31, 1997, for all noncancelable operating leases are: 1998 -- $2,983,000; 1999 -- $2,574,000; 2000 -- $1,696,000; 2001 -- $1,648,000; 2002
-- $1,526,000; and thereafter $18,714,000.

BORROWED FUNDS

  The components of the Company's short-term and long-term debt were as follows (in thousands):

                                                              DECEMBER 31
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
SHORT-TERM DEBT
U.S. Treasury demand notes and other................... $ 1,116 $   911 $   501
LONG-TERM DEBT
6.81% senior notes due 2000............................ $10,000 $10,000 $10,000
7.30% senior notes due 2003............................  15,000  15,000  15,000
9.15% senior notes due 1999............................   6,000   9,000  12,000
7.50% notes maturing serially through 1997.............      --   1,546   3,093
8.00% note maturing serially through 2000..............     461     556     643
ESOP debt guarantee....................................  13,089  15,248      --
                                                        ------- ------- -------
  Total long-term debt................................. $44,550 $51,350 $40,736
                                                        ------- ------- -------
  Total borrowed funds................................. $45,666 $52,261 $41,237
                                                        ======= ======= =======

                           UMB FINANCIAL CORPORATION

  Long-term debt represents direct, unsecured obligations of the parent company and a guarantee by the Company of debt of the Company's ESOP plan. The senior notes due in 2000 and 2003 cannot be redeemed prior to stated maturity. The senior notes due in 1999 require annual redemptions of $3,000,000 which began in 1995. The ESOP installment note, secured by shares of the Company's stock, bears interest at a rate of 6.10% and requires quarterly principal and interest payments of $763,000 through December 31, 2002. The senior notes contain financial covenants relating to the issuance of additional debt, payment of dividends, reacquisition of common stock and maintenance of minimum tangible capital. Under the most restrictive covenant, approximately $86,063,000 was available for the payment of dividends at December 31, 1997.

  The Company enters into sales of securities with simultaneous agreements to repurchase ("repurchase agreements"). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheet. The amount outstanding at December 31, 1997, was $715,490,000 (with accrued interest payable of $652,000). Of that amount, $29,548,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements ("resell agreements"). The remainder of $685,942,000 represented sales of U.S. Treasury and agency securities obtained from the Company's securities portfolio. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows (in thousands):

                                            SECURITIES
                                         -----------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                         CARRYING  MARKET  REPURCHASE  INTEREST
MATURITY OF THE REPURCHASE LIABILITIES    AMOUNT   VALUE   LIABILITIES   RATE
--------------------------------------   -------- -------- ----------- --------
On demand............................... $641,085 $648,264  $585,315     4.76%
2 to 30 days............................   14,492   14,669     9,750     4.56
31 to 90 days...........................       --       --        --       --
Over 90 days............................   90,167   92,390    90,877     5.24
                                         -------- --------  --------     ----
 Total.................................. $745,744 $755,323  $685,942     4.81%
                                         ======== ========  ========     ====

REGULATORY REQUIREMENTS

  Payment of dividends by the affiliate banks to the Parent Company is subject to various regulatory restrictions. For national banks, state banks that are Federal Reserve members and state banks in Colorado and Oklahoma, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state banks in Missouri, Kansas and Illinois are subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 1997, approximately $30,863,000 of the equity of the affiliate banks was available for distribution as dividends to the Parent Company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

  Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 1997, this amount averaged $124,016,000.

  The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 15.35% and 16.26%, respectively. The Company's leverage ratio at December 31, 1997, was 8.02%.

                           UMB FINANCIAL CORPORATION

  As of December 31, 1997 the most recent notification from the Office of Comptroller of the Currency categorized the Company's most significant affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks' category.

  Actual capital amounts as well as required and well capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its largest banks are as follows:

                                                   1997
                             ---------------------------------------------------
                                                                 TO BE WELL
                                              FOR CAPITAL    CAPITALIZED UNDER
                                                ADEQUACY     PROMPT CORRECTIVE
                                 ACTUAL         PURPOSES     ACTION PROVISIONS
                             --------------  --------------  -------------------
                              AMOUNT  RATIO   AMOUNT  RATIO    AMOUNT    RATIO
                             -------- -----  -------- -----  ---------- --------
                                          (DOLLARS IN THOUSANDS)
Tier 1 Capital:
 UMB Financial Corporation.. $560,774 15.35% $146,172 4.00%  $  219,258    6.00%
 UMB Bank, n.a..............  326,296 14.57    89,564 4.00      134,346    6.00
 UMB Bank of St. Louis,
  n.a.......................   65,268 15.23    17,140 4.00       25,711    6.00
Total Capital:
 UMB Financial Corporation..  594,048 16.26   292,344 8.00      365,430   10.00
 UMB Bank, n.a..............  343,424 15.34   179,128 8.00      223,910   10.00
 UMB Bank of St. Louis,
  n.a.......................   68,511 15.99    34,281 8.00       42,851   10.00
Tier 1 Leverage:
 UMB Financial Corporation..  560,774  8.02   279,778 4.00      349,723    5.00
 UMB Bank, n.a..............  326,296  8.25   158,131 4.00      197,664    5.00
 UMB Bank of St. Louis,
  n.a.......................   65,268  6.79    38,476 4.00       48,096    5.00
                                                   1996
                             ---------------------------------------------------
Tier 1 Capital:
 UMB Financial Corporation.. $516,758 14.68% $140,830 4.00%  $  211,245    6.00%
 UMB Bank, n.a..............  239,861 13.05    73,502 4.00      110,253    6.00
 UMB Bank of St. Louis,
  n.a.......................   61,542 17.65    13,944 4.00       20,916    6.00
Total Capital:
 UMB Financial Corporation..  550,172 15.63   281,660 8.00      352,075   10.00
 UMB Bank, n.a..............  250,017 13.61   147,003 8.00      183,754   10.00
 UMB Bank of St. Louis,
  n.a.......................   64,610 18.53    27,888 8.00       34,860   10.00
Tier 1 Leverage:
 UMB Financial Corporation..  516,758  8.02   257,780 4.00      322,226    5.00
 UMB Bank, n.a..............  239,861  7.37   130,117 4.00      162,646    5.00
 UMB Bank of St. Louis,
  n.a.......................   61,542  8.05    30,614 4.00       38,268    5.00

EMPLOYEE BENEFITS

  The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. Contributions to these plans for the years 1997, 1996 and 1995 were $4,200,000, $5,000,000, and $5,000,000, respectively. In 1996, the
Employee Stock Ownership Plan (ESOP) borrowed $17 million to

                           UMB FINANCIAL CORPORATION
purchase common stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company's shareholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company's ESOP contribution which funded principal repayments and the payment of interest expense was recorded accordingly in the consolidated financial statements.

  The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary reduction. The Company made a matching contribution to this plan of $447,000 for 1997 and $266,000 for 1996.

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

  As of year-end 1997, the Company has filed to discontinue the pension plan. Liquidation of the funds will occur during 1998. This termination is not anticipated to result in any material gain or loss to the Company. All adjustments necessary to reflect the termination have been charged to net periodic pension expense. All employees previously covered by the pension plan are now eligible to receive a partial matching contribution to the company's qualified 401(k) plan, as amended.

  The following items are components of the net periodic pension expense (income) for the three years ended December 31, 1997 (in thousands):

                                                         YEAR ENDED DECEMBER
                                                                  31
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
Service costs--benefits earned during the year.......... $1,036  $1,606  $2,234
Interest cost on projected benefit obligation...........  1,705   2,110   2,330
Actual return on plan assets............................ (1,373) (1,485) (2,130)
Net amortization and deferral...........................  1,724     269    (789)
                                                         ------  ------  ------
  Net periodic pension expense.......................... $3,092  $2,500  $1,645
                                                         ======  ======  ======

  Assumptions used in accounting for the plan were as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
Weighted average discount rate................................ 7.00% 7.00% 7.00%
Rate of increase in future compensation levels................  N/A  3.81  4.25
Expected long-term rate of return on assets................... 8.00  8.00  8.00

                           UMB FINANCIAL CORPORATION

  The following table sets forth the pension plan's funded status, using valuation dates of September 30, 1997, 1996 and 1995 (in thousands):

                                                     1997      1996      1995
                                                   --------  --------  --------
Actuarial present value of benefit obligation:
 Vested benefits.................................  $(23,309) $(23,126) $(26,588)
 Nonvested benefits..............................    (2,292)   (2,118)   (1,008)
                                                   --------  --------  --------
 Accumulated benefit obligation..................  $(25,601) $(25,244) $(27,596)
 Additional benefits based on estimated future
  salary levels..................................        --    (6,723)   (7,738)
                                                   --------  --------  --------
  Projected benefit obligation...................  $(25,601) $(31,967) $(35,334)
Plan assets at fair value, primarily U.S. obliga-
 tions...........................................    25,234    28,598    31,109
                                                   --------  --------  --------
Projected benefit obligation in excess of plan
 assets..........................................  $   (367) $ (3,369) $ (4,225)
Unrecognized net loss from past experience dif-
 ferent from that assumed........................       198     6,502    11,268
Prior service cost not yet recognized in net pe-
 riodic pension cost.............................       169       666       327
Unrecognized net transition asset being recog-
 nized over 10.66 years..........................        --      (707)   (1,778)
                                                   --------  --------  --------
Prepaid pension cost included in other assets....  $     --  $  3,092  $  5,592
                                                   ========  ========  ========

  On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan ("the 1992 Plan"), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. 40% of the options are exercisable two years from the date of the grant and are thereafter exercisable in 20% increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. The Board or the committee may accelerate the exercise period for an option upon the optionee's disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at not less than 100% of fair market value at date of grant.

  Activity in the 1992 Plan for the three years ended December 31, 1997, is summarized in the following table:

                                     NUMBER OF   OPTION PRICE   WEIGHTED AVERAGE
STOCK OPTIONS UNDER THE 1992 PLAN     SHARES      PER SHARE     PRICE PER SHARE
---------------------------------    --------- ---------------- ----------------
Outstanding -- January 1, 1995......   53,896  $25.91 to $30.81      $27.77
 Granted............................   24,946   36.07 to  39.68       36.48
 Canceled...........................   (3,784)  26.07 to  30.81       27.47
                                      -------  ----------------      ------
Outstanding -- December 31, 1995....   75,058  $25.91 to $39.68      $30.67
 Granted............................   27,649   35.04 to  38.54       35.40
 Canceled...........................   (3,201)  26.07 to  36.08       30.16
                                      -------  ----------------      ------
Outstanding -- December 31, 1996....   99,506  $25.91 to $39.68      $32.00
 Granted............................   32,080   49.88 to  55.37       50.63
 Canceled...........................   (1,241)  25.95 to  36.07       33.92
 Exercised..........................   (4,616)  25.95 to  35.91       30.00
                                      -------  ----------------      ------
Outstanding -- December 31, 1997....  125,729  $25.91 to $55.37      $36.82
                                      -------  ----------------      ------
Exercisable -- December 31, 1997....   42,366  $25.91 to $39.68      $29.67
                                      =======  ================      ======

  All figures have been restated to reflect the 5% stock dividend paid January 2, 1998.

                           UMB FINANCIAL CORPORATION

  The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 1997, is summarized in the following table:

                                     NUMBER OF   OPTION PRICE   WEIGHTED AVERAGE
STOCK OPTIONS UNDER THE 1981 PLAN     SHARES      PER SHARE     PRICE PER SHARE
---------------------------------    --------- ---------------- ----------------
Outstanding -- January 1, 1995......  102,881  $15.45 to $26.56      $18.90
 Canceled...........................  (20,287)  15.47 to  24.14       18.02
 Exercised..........................   (7,348)  15.45 to  19.49       17.09
                                      -------  ----------------      ------
Outstanding -- December 31, 1995....   75,246  $17.49 to $26.56      $19.44
 Canceled...........................   (1,255)  17.49 to  21.65       19.30
 Exercised..........................  (19,651)  17.49 to  26.56       19.51
                                      -------  ----------------      ------
Outstanding -- December 31, 1996....   54,340  $17.49 to $24.14      $19.43
 Exercised..........................  (11,164)  17.49 to  21.66       20.40
                                      -------  ----------------      ------
Outstanding -- December 31, 1997....   43,176  $17.52 to $24.14      $19.62
                                      -------  ----------------      ------
Exercisable -- December 31, 1997....   43,176  $17.52 to $24.14      $19.62
                                      =======  ================      ======

  All figures have been restated to reflect the 5% stock dividend paid January 2, 1998.

                         OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                   -------------------------------- --------------------
                                WEIGHTED
                                 AVERAGE   WEIGHTED             WEIGHTED
                     NUMBER     REMAINING  AVERAGE    NUMBER    AVERAGE
     RANGE OF      OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
 EXERCISE PRICES   AT 12/31/97    LIFE      PRICE   AT 12/31/97  PRICE
 ----------------  ----------- ----------- -------- ----------- --------
 $17.52 to $17.53      8,010     1 years    $17.53     8,010     $17.53
   21.59 to 21.67     13,249     2 years     21.63    13,249      21.63
   17.68 to 17.74     16,928     3 years     17.71    16,928      17.71
   24.14 to 24.14      4,989     4 years     24.14     4,989      24.14
   27.69 to 27.82      9,800     5 years     27.75     9,800      27.75
   27.89 to 30.81     15,656     6 years     28.66    12,525      28.66
   25.91 to 28.67     17,784     7 years     26.63    10,670      26.63
   35.86 to 39.68     23,428     8 years     36.50     9,371      36.50
   34.95 to 38.54     26,981     9 years     35.41        --         --
   49.88 to 55.37     32,080    10 years     50.63        --         --
                     -------                          ------
                     168,905                          85,542
                     =======                          ======

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been respectively, $61,573 and $3.01 for the year ended December 31, 1997, $57,351 and $2.88 for the year ended December 31, 1996 and $52,004 and $2.40 for the year ended December 31, 1995.

                           UMB FINANCIAL CORPORATION

  For options granted during the year ended December 31, 1997, the estimated fair value of options granted using the Black-Scholes pricing model under the Company's plans was based on a weighted average risk-free interest rate of 6.08%, expected option life of 8.75 years, expected volatility of 16.00% and an expected dividend yield of 1.42%. For options granted during the year ended December 31, 1996, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 6.47%, expected option life of 8.59 years, expected volatility of 15.00% and an expected dividend yield of 1.92%. For options granted during the year ended December 31, 1995, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 5.84%, expected option life of 8.60 years, expected volatility of 15.00% and an expected dividend yield of 1.92%.

COMMON STOCK

  The following table summarizes the share transactions for the three years ended December 31, 1997:

                                                                       SHARES
                                                SHARES   SHARES IN   SUBJECT TO
                                                ISSUED    TREASURY   REPURCHASE
                                              ---------- ----------  ----------
Balance -- January 1, 1995................... 20,677,558 (1,676,451)         --
 Stock dividend (10%)........................  1,869,963         --          --
 Purchase of treasury stock..................         --   (312,517)         --
 Issued in stock options.....................         --     16,729          --
 Common share repurchase commitment..........         --         --  (1,068,533)
                                              ---------- ----------  ----------
Balance -- December 31, 1995................. 22,547,521 (1,972,239) (1,068,533)
 Stock dividend (5%).........................    955,563         --          --
 Purchase of treasury stock..................         -- (1,469,791)    688,533
 Issued in stock options.....................         --     17,854          --
 Shares purchased by ESOP....................         --         --     380,000
                                              ---------- ----------  ----------
Balance -- December 31, 1996................. 23,503,084 (3,424,176)         --
 Stock dividend (5%).........................    987,105         --          --
 Purchase of treasury stock..................         --   (328,335)         --
 Issued in stock options.....................         --     15,081          --
                                              ---------- ----------  ----------
Balance -- December 31, 1997................. 24,490,189 (3,737,430)         --
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

                           UMB FINANCIAL CORPORATION

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

  The Company's use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $59.0 million and $50.1 million during the years ended December 31, 1997 and 1996, respectively. Net futures activity resulted in losses of $1.2 million for 1997 and gains of $0.6 million for 1996.

  The Company also enters into foreign exchange contracts on a limited basis. For operating purposes the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 1997 contracts to purchase and to sell foreign currency averaged approximately $2.4 million, compared to $3.4 million during 1996. The gain or loss on these foreign exchange contracts for 1997 and 1996 was not significant.

  With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma and Illinois. At December 31, 1997, the Company did not have any significant credit concentrations in any particular industry.

                           UMB FINANCIAL CORPORATION

  In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of operations of the Company.

                                                   CONTRACT OR NOTIONAL AMOUNT
                                                           DECEMBER 31
                                                   ----------------------------
                                                      1997      1996     1995
                                                   ---------- -------- --------
                                                          (IN THOUSANDS)
Financial instruments whose contract amounts rep-
 resent credit risk:
 Commitments to extend credit for loans (exclud-
  ing credit card loans).........................  $1,226,141 $943,895 $637,696
 Commitments to extend credit under credit card
  loans..........................................     786,456  815,367  850,006
 Commercial letters of credit....................      18,593    8,466   14,864
 Standby letters of credit.......................      72,293   68,634   69,492
Financial instruments whose notional or contract
 amounts exceed the amount of credit risk:
 Futures contracts...............................  $   46,900 $ 54,600 $ 59,100
 Foreign exchange contracts......................          --    6,041    4,519

COMMON STOCK REPURCHASE COMMITMENT

  On December 14, 1995, the Company and its Employee Stock Option Plan (ESOP) entered into a commitment to repurchase 1,581,133 shares of common stock of the Company at a price of $43.50 per share. On January 2, 1996, a total of 1,068,533 of those shares were acquired from the Seller. The Company acquired 688,533 of such shares for treasury stock purposes using existing working capital. The remaining 380,000 shares were purchased by the ESOP and funded by a seven-year, 6.1% fixed rate loan, which is guaranteed by the Company. The accompanying balance sheet at December 31, 1995 reflects the shares acquired in January as temporary equity with a corresponding reduction of stockholders' equity. The remaining 512,600 common shares were purchased by the Company in equal installments in March and June of 1996.

INCOME TAXES

  Income taxes as set forth below produce effective federal income tax rates of 30.80% in 1997, 31.10% in 1996, and 30.77% in 1995. These percentages are computed by dividing total federal income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

                                                       YEAR ENDED DECEMBER 31
                                                       ------------------------
                                                        1997    1996     1995
                                                       ------- -------  -------
Federal
Currently payable..................................... $27,277 $29,148  $26,885
Deferred..............................................     184  (3,180)  (3,698)
                                                       ------- -------  -------
  Total federal tax provision......................... $27,461 $25,968  $23,187
State
Currently payable..................................... $   151 $ 2,872  $ 2,517
Deferred..............................................     485    (842)    (257)
                                                       ------- -------  -------
  Total state tax provision........................... $   636 $ 2,030  $ 2,260
                                                       ------- -------  -------
Total tax provision................................... $28,097 $27,998  $25,447
                                                       ======= =======  =======

                           UMB FINANCIAL CORPORATION

  The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Provision at statutory rate......................... $31,430  $29,936  $27,168
Tax-exempt interest income..........................  (6,487)  (5,660)  (5,698)
Disallowed interest expense.........................     807      695      642
State and local income taxes, net of federal tax
 benefits...........................................     414    1,320    1,470
Amortization of intangibles of purchased banks......   1,926    1,945    1,877
Other...............................................       7     (238)     (12)
                                                     -------  -------  -------
  Total tax provision............................... $28,097  $27,998  $25,447
                                                     =======  =======  =======

  Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities.

  Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 1997, 1996 and 1995 were as follows (in thousands):

                                                    1997      1996      1995
                                                  --------  --------  --------
Deferred tax liabilities
Net unrealized gain of securities available for
 sale............................................ $  2,276  $     --  $  2,195
Asset revaluations on purchased banks............    5,228     6,098     6,981
Depreciation.....................................    7,615     6,463     5,262
Pension..........................................       --     1,153     2,106
Insurance........................................       64        51         1
Tax allowance for loan losses....................       57       100       346
Miscellaneous....................................      375       290        93
                                                  --------  --------  --------
  Total deferred tax liabilities................. $ 15,615  $ 14,155  $ 16,984
                                                  --------  --------  --------
Deferred tax assets
Net unrealized loss on securities available for
 sale............................................ $     --  $ (1,041) $     --
Allowance for loan losses........................  (12,422)  (12,848)  (12,390)
Nondeductible accruals...........................   (1,814)   (2,288)       --
Miscellaneous....................................     (931)   (1,517)     (875)
                                                  --------  --------  --------
  Total deferred tax assets...................... $(15,167) $(17,694) $(13,265)
                                                  --------  --------  --------
Net deferred tax liability (asset)............... $    448  $ (3,539) $  3,719
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

                           UMB FINANCIAL CORPORATION

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

  DEPOSIT LIABILITIES -- The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 1997, 1996 and 1995. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

  SHORT-TERM DEBT -- The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair values.

  LONG-TERM DEBT -- Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

  OTHER OFF-BALANCE SHEET INSTRUMENTS -- The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year or these instruments or their fair value at year-end are significant to the Company's consolidated financial position.

  The estimated fair values of the Company's financial instruments at December 31, 1997, 1996, and 1995 are as follows (in millions):

                               1997               1996               1995
                         ------------------ ------------------ ------------------
                         CARRYING    FAIR   CARRYING    FAIR   CARRYING    FAIR
                          AMOUNT    VALUE    AMOUNT    VALUE    AMOUNT    VALUE
                         --------  -------- --------  -------- --------  --------
Financial assets:
 Cash and short-term in-
  vestments............. $  992.5  $  992.5 $  830.0  $  830.0 $  785.6  $  785.6
 Securities available
  for sale..............  2,431.7   2,431.7  2,387.3   2,387.3  2,383.0   2,383.0
 Investment securities..    452.8     456.7    319.2     319.5    311.8     313.2
 Trading securities.....     60.5      60.5     81.4      81.4     86.0      86.0
 Loans.................. $2,786.1  $2,771.1 $2,557.6  $2,537.1 $2,406.1  $2,391.8
 Less: allowance for
  loan losses...........    (33.3)       --    (33.4)       --    (32.7)       --
                         --------  -------- --------  -------- --------  --------
  Net loans............. $2,752.8  $2,771.1 $2,524.2  $2,537.1 $2,373.4  $2,391.8
                         --------  -------- --------  -------- --------  --------
  Total financial as-
   sets................. $6,690.3  $6,712.5 $6,142.1  $6,155.3 $5,939.8  $5,959.6
                         ========  ======== ========  ======== ========  ========
Financial liabilities:
 Demand and savings de-
  posits................ $4,197.6  $4,197.6 $3,896.4  $3,896.4 $3,512.0  $3,512.0
 Time deposits..........  1,349.5   1,340.9  1,294.1   1,291.9  1,301.7   1,299.9
 Federal funds and re-
  purchase..............    715.5     715.5    614.4     614.4    721.4     721.4
 Short-term debt........      1.0       1.0       .9        .9       .5        .5
 Long-term debt.........     44.6      42.4     51.4      47.1     40.7      39.0
                         --------  -------- --------  -------- --------  --------
  Total financial lia-
   bilities............. $6,308.2  $6,297.4 $5,857.2  $5,850.7 $5,576.3  $5,572.8
                         ========  ======== ========  ======== ========  ========

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           UMB FINANCIAL CORPORATION

PARENT COMPANY FINANCIAL INFORMATION

                                                         DECEMBER 31
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
BALANCE SHEET
Assets:
 Investment in subsidiaries:
 Banks........................................... $633,224  $585,925  $589,846
 Non-banks.......................................    7,387     8,675     8,692
                                                  --------  --------  --------
   Total investment in subsidiaries.............. $640,611  $594,600  $598,538
 Premiums on purchased banks.....................    9,991    11,258    12,768
 Securities available for sale and other.........   23,499    33,348    69,349
                                                  --------  --------  --------
   Total assets.................................. $674,101  $639,206  $680,655
                                                  ========  ========  ========
Liabilities and Shareholders' Equity:
 Dividends payable............................... $  4,012  $  3,869  $  3,789
 Long-term debt..................................   44,550    50,794    40,093
 Accrued expenses and other......................    1,303     2,066    14,333
                                                  --------  --------  --------
   Total......................................... $ 49,865  $ 56,729  $ 58,215
 Common stock repurchase commitment..............       --        --    46,481
 Shareholders' equity............................  624,236   582,477   575,959
                                                  --------  --------  --------
   Total liabilities and shareholders' equity.... $674,101  $639,206  $680,655
                                                  ========  ========  ========
STATEMENT OF INCOME
Income:
 Dividends and income received from affiliate
  banks.......................................... $ 32,593  $ 58,503  $ 53,114
 Service fees from subsidiaries..................   10,310     9,433     9,790
 Net security gains..............................    2,246        45       426
 Other...........................................      706       510       762
                                                  --------  --------  --------
   Total income.................................. $ 45,855  $ 68,491  $ 64,092
                                                  --------  --------  --------
Expense:
 Salaries and employee benefits.................. $  4,375  $  3,852  $  3,834
 Interest on notes payable:
 Affiliate bank..................................       --        --        21
 Other...........................................    3,277     3,972     3,399
 Services from affiliate banks...................      671       652       654
 Other...........................................   13,250    12,185    11,149
                                                  --------  --------  --------
   Total expense................................. $ 21,573  $ 20,661  $ 19,057
                                                  --------  --------  --------
 Income before income taxes and equity in undis-
  tributed earnings of subsidiaries.............. $ 24,282  $ 47,830  $ 45,035
 Income tax benefit..............................   (2,164)   (2,836)   (2,356)
                                                  --------  --------  --------
 Income before equity in undistributed earnings
  of subsidiaries................................ $ 26,446  $ 50,666  $ 47,391
 Equity in undistributed earnings of subsidiar-
  ies:
 Banks...........................................   35,409     6,883     5,031
 Non-banks.......................................     (151)      (17)     (246)
                                                  --------  --------  --------
   Net income.................................... $ 61,704  $ 57,532  $ 52,176
                                                  ========  ========  ========
STATEMENT OF CASH FLOWS
Operating Activities:
 Net income...................................... $ 61,704  $ 57,532  $ 52,176
 Equity in earnings of subsidiaries..............  (66,958)  (64,350)  (57,899)
 Gains from sales of securities available for
  sale...........................................   (2,246)      (45)     (426)
 Earned ESOP shares..............................    2,644     2,220        --
 Other...........................................    5,206   (14,225)      477
                                                  --------  --------  --------
   Net cash provided by (used in) operating ac-
    tivities..................................... $    350  $(18,868) $ (5,672)
                                                  --------  --------  --------
Investing Activities:
 Proceeds from sales of securities available for
  sale........................................... $  3,022  $     96  $  1,665
 Proceeds from maturities of securities held to
  maturity.......................................   22,049    47,455    12,650
 Purchases of securities available for sale......   (7,071)  (15,026)  (60,096)
 Net (increase) decrease in repurchase agree-
  ments..........................................   (8,120)    7,500    (4,000)
 Net capital investment in affiliate banks.......   (3,981)    5,211    32,778
 Dividends received from subsidiaries............   31,700    57,484    53,114
 Net capital expenditures for premises and equip-
  ment...........................................     (320)      (34)      (80)
                                                  --------  --------  --------
   Net cash provided by investing activities..... $ 37,279  $102,686  $ 36,031
                                                  ========  ========  ========
Financing Activities:
 Repayments of long-term debt.................... $ (6,704) $ (6,580) $ (5,436)
 Cash dividends paid.............................  (15,598)  (15,216)  (15,114)
 Net purchase of treasury stock..................  (12,656)  (61,851)  (10,751)
                                                  --------  --------  --------
   Net cash used in financing activities......... $(34,958) $(83,647) $(31,301)
                                                  --------  --------  --------
Net increase (decrease) in cash.................. $  2,671  $    171  $   (942)
                                                  ========  ========  ========

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of UMB Financial Corporation:

  We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche LLP

Kansas City, Missouri
January 22, 1998

                           UMB FINANCIAL CORPORATION

               FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

                                      1997                          1996
                          ------------------------------ -----------------------------

                                                                                RATE
                                     INTEREST     RATE              INTEREST   EARNED/
                          AVERAGE     INCOME/   EARNED/  AVERAGE     INCOME/    PAID
                          BALANCE   EXPENSE (1) PAID (1) BALANCE   EXPENSE (1)   (1)
                          --------  ----------- -------- --------  ----------  -------
                                                (IN MILLIONS)
                                                 (UNAUDITED)
ASSETS
Loans, net of unearned
 interest (FTE) (2).....  $2,649.0    $237.0      8.95%  $2,437.8    $221.5     9.09%
Securities:
 Taxable................  $2,166.6    $127.1      5.87   $2,169.8    $122.9     5.66
 Tax-exempt (FTE).......     372.1      24.6      6.61      317.8      21.2     6.68
                          --------    ------      ----   --------    ------     ----
  Total securities......  $2,538.7    $151.7      5.97   $2,487.6    $144.1     5.79
Federal funds sold and
 resell agreements......     138.8       8.4      6.07      185.6      10.0     5.39
Other earning assets
 (FTE)..................      83.7       5.1      6.13       69.3       4.3     6.12
                          --------    ------      ----   --------    ------     ----
  Total earning assets
   (FTE)................  $5,410.2    $402.2      7.43   $5,180.3    $379.9     7.33
Allowance for loan loss-
 es.....................     (32.9)                         (34.0)
Cash and due from banks.     724.8                          646.5
Other assets............     380.5                          344.4
                          --------                       --------
  Total assets..........  $6,482.6                       $6,137.2
                          ========                       ========
LIABILITIES AND SHARE-
 HOLDERS' EQUITY
Interest-bearing demand
 and savings deposits...  $2,143.9    $ 65.8      3.07%  $2,056.7    $ 59.8     2.91%
Time deposits under
 $100,000...............     898.9      46.7      5.20      948.6      49.3     5.21
Time deposits of
 $100,000 or more.......     310.8      15.4      4.95      276.5      14.0     5.05
                          --------    ------      ----   --------    ------     ----
  Total interest-bearing
   deposits.............  $3,353.6    $127.9      3.82   $3,281.8    $123.1     3.75
Short-term borrowings...       0.6        --      5.91        1.0        --     4.10
Long-term debt..........      48.9       3.4      6.78       55.4       4.0     7.27
Federal funds purchased
 and repurchase agree-
 ments..................     800.1      40.5      5.06      771.5      37.5     4.84
                          --------    ------      ----   --------    ------     ----
  Total interest-bearing
   liabilities..........  $4,203.2    $171.8      4.09   $4,109.7    $164.6     4.00
Noninterest-bearing de-
 mand deposits..........   1,576.2                        1,386.2
Other...................     104.6                           67.0
                          --------                       --------
  Total.................  $5,884.0                       $5,562.9
                          --------                       --------
Total shareholders' eq-
 uity...................  $  598.6                       $  574.3
                          --------                       --------
  Total liabilities and
   shareholders' equity.  $6,482.6                       $6,137.2
                          ========                       ========
Net interest income
 (FTE)..................              $230.4                         $215.3
Net interest spread.....                          3.34%                         3.33%
Net interest margin.....                          4.26                          4.16

--------
(1) Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35% for 1993 through 1997. The tax-equivalent interest income and yields give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2) Loan fees and income from loans on nonaccrual status are included in loan income.

            1995                          1994                         1993              AVERAGE
 ---------------------------------------------------------- ---------------------------- BALANCE
                                                                                          FIVE-
                                                                                           YEAR
             INTEREST   RATE              INTEREST   RATE              INTEREST   RATE   COMPOUND
 AVERAGE     INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/ AVERAGE    INCOME/   EARNED/  GROWTH
 BALANCE    EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1) BALANCE   EXPENSE(1) PAID(1)   RATE
 --------   ---------- ------- --------  ---------- ------- --------  ---------- ------- --------
 $2,346.3     $218.9    9.33%  $2,148.6    $173.1    8.06%  $1,786.5    $144.0    8.06%    14.65%
 $2,076.1     $110.6    5.32   $2,555.2    $122.0    4.77   $2,468.8    $116.0    4.70      3.00
    306.1       20.9    6.83      289.1      18.5    6.41      260.5      17.0    6.53      9.12
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $2,382.2     $131.5    5.52   $2,844.3    $140.5    4.94   $2,729.3    $133.0    4.88      3.78
    187.9       11.0    5.86      338.0      13.6    4.03      320.4       9.9    3.09    (19.29)
     60.2        3.7    6.19       56.5       3.2    5.65       58.1       3.1    5.24      3.49
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $4,976.6     $365.1    7.34   $5,387.4    $330.4    6.13   $4,894.3    $290.0    5.92      6.64
    (32.1)                        (34.2)                       (31.9)                       4.74
    616.9                         675.3                        604.4                        7.96
    337.8                         344.1                        300.0                       10.33
 --------                      --------                     --------                      ------
 $5,899.2                      $6,372.6                     $5,766.8                        7.00%
 ========                      ========                     ========                      ======
 $2,059.7     $ 61.3    2.98%  $2,365.0    $ 58.6    2.48%  $2,092.1    $ 50.9    2.43%     6.58%
    963.8       49.0    5.08    1,003.8      40.8    4.06      957.7      41.4    4.32     (0.14)
    221.0       11.3    5.12      207.2       7.6    3.62      236.1       6.8    2.91      9.96
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $3,244.5     $121.6    3.75   $3,576.0    $107.0    2.99   $3,285.9    $ 99.1    3.02      4.76
      1.1         --    4.31        1.0        --    3.26        1.4        --    2.08    (53.73)
     44.5        3.5    7.79       50.4       4.0    7.97       53.5       4.4    8.23      3.59
    613.9       32.7    5.32      664.5      25.1    3.77      581.1      16.2    2.78      9.38
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $3,904.0     $157.8    4.04   $4,291.9    $136.1    3.17   $3,921.9    $119.7    3.05      5.36
  1,336.8                       1,445.4                      1,273.7                       10.93
     61.0                          62.9                         68.6                       11.39
 --------                      --------                     --------                      ------
 $5,301.8                      $5,800.2                     $5,264.2                        6.79
 --------                      --------                     --------                      ------
 $  597.4                      $  572.4                     $  502.6                        9.17
 --------                      --------                     --------                      ------
 $5,899.2                      $6,372.6                     $5,766.8                        7.00%
 ========                      ========                     ========                      ======
              $207.3                       $194.3                       $170.3
                        3.30%                        2.96%                        2.87%
                        4.17                         3.61                         3.48

                           UMB FINANCIAL CORPORATION

                   SELECTED FINANCIAL DATA OF AFFILIATE BANKS

                                              DECEMBER 31, 1997
                          ---------------------------------------------------------
                                                  LOANS
                           NUMBER OF   TOTAL      NET OF     TOTAL    SHAREHOLDERS'
                          LOCATIONS    ASSETS    UNEARNED   DEPOSITS     EQUITY
                          ---------- ---------- ---------- ---------- -------------
                                               (IN THOUSANDS)
WESTERN MISSOURI
UMB Bank, n.a. (Kansas
 City)..................      57     $3,984,167 $1,638,202 $3,205,522   $361,422
UMB Bank, Cass County
 (Peculiar).............       1         32,333      8,153     24,818      2,693
UMB Bank, Northwest (St.
 Joseph)................       9        166,121     50,105    148,319     14,242
EASTERN MISSOURI AND
 ILLINOIS
UMB Bank of St. Louis,
 n.a....................      21     $  963,751 $  329,919 $  656,194   $ 66,017
UMB Bank, Northeast
 (Monroe City)..........       2         65,044     37,758     53,301      5,834
UMB First State Bank of
 Morrisonville
 (Illinois).............       1         15,789      4,276     14,652      1,017
SOUTHWESTERN MISSOURI
UMB Bank, Southwest
 (Springfield)..........      13     $  375,044 $  183,712 $  275,869   $ 24,472
UMB Bank, Warsaw........       3         62,320     23,398     47,166      5,420
CENTRAL MISSOURI
UMB Bank, Boonville.....       2     $   40,783 $   14,837 $   33,186   $  3,669
UMB Bank, Jefferson
 City...................       1         53,392     33,465     32,960      4,430
UMB Bank, North Central
 (Brookfield)...........       4         80,825     28,196     53,537      6,825
UMB Bank, Warrensburg...       4        103,794     24,192     88,284      8,739
COLORADO
UMB Bank Colorado.......      10     $  284,283 $  138,121 $  237,281   $ 22,979
KANSAS
UMB National Bank of
 America................      13     $  832,983 $  149,418 $  681,926   $ 61,910
NEBRASKA
UMB Bank Omaha, n.a.....       1     $   10,252 $    7,966 $    4,055   $  5,046
OKLAHOMA
UMB Oklahoma Bank.......       3     $  145,634 $   91,950 $   96,996   $ 16,463
BANKING-RELATED
 SUBSIDIARIES
UMB Properties, Inc.....
UMB Community
 Development
 Corporation............
UMB Banc Leasing
 Corporation............
UMB, U.S.A. n.a.........
UMB Scout Brokerage
 Services, Inc..........
UMB Scout Insurance
 Company................
UMB Capital Corporation.
United Missouri
 Insurance Company......
United Missouri Trust
 Company of New York....
UMB Consulting Services,
 Inc....................
UMB Data Corporation....