Form 10-Q
period 1998-03-31
UMB FINANCIAL CORP
filed 1998-05-12
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934





                 For the quarterly period ended March 31, 1998

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

                              Missouri 43-0903811
(State or other jurisdiction of incorporation or organization)
          (I.R.S. Employer Identification No.)

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

                                    Yes X No

At March 31, 1998, UMB Financial Corporation had 20,446,003 shares of common stock outstanding. This is the only class of stock of the Company.

                                     UMB FINANCIAL CORPORATION
                                             FORM 10-Q
                                               INDEX



PART I.  Financial Information

Item 1.  Financial Statements

        Consolidated Balance Sheets
        as of March 31, 1998 and 1997 (unaudited) and December 31, 1997
        (audited)                                                             3

        Consolidated Statements of Income for the Three Months
        Ended March 31, 1998 and 1997 (unaudited)                             4

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1998 and 1997 (unaudited)                             5

        Consolidated Statements of Shareholders' Equity for the Three Months
        Ended March 31, 1998 and 1997 (unaudited)                             6

        Notes to Consolidated Financial Statements                          7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                9
            Analysis of Changes in Net Interest Income and Margin            10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

              Signatures                                                     15

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                         March 31, (Unaudited)    December 31,
                                                    ------------------------------------------
ASSETS ...........................................          1998           1997          1997
                                                     -----------    -----------    -----------
   Loans:
    Commercial, financial and agricultural .......   $ 1,343,644    $ 1,270,849    $ 1,377,380
    Consumer (net of unearned interest) ..........     1,020,959        947,118      1,039,331
    Real estate ..................................       349,375        380,857        365,329
    Leases .......................................         3,572          3,161          3,991
    Allowance for loan losses ....................       (33,301)       (33,631)       (33,274)
                                                     -----------    -----------    -----------
           Net Loans .............................   $ 2,684,249    $ 2,568,354    $ 2,752,757
Securities available for sale:
    U.S. Treasury and agencies ...................   $ 2,133,160    $ 2,143,040    $ 2,162,242
    State and political subdivisions .............         6,904          5,405          7,904
    Commercial paper and other ...................        23,490         47,076        261,595
                                                     -----------    -----------    -----------
           Total securities available for sale ...   $ 2,163,554    $ 2,195,521    $ 2,431,741
Securities held to maturity:
    State and political subdivisions .............   $   489,127    $   335,678    $   452,762
                                                     -----------    -----------    -----------
           Total securities held to maturity
           (market value of $492,607,
           $335,444 & $456,745, respectively) ....   $   489,127    $   335,678    $   452,762
Federal funds and resell agreements ..............       246,131        143,907         71,213
Trading securities and other earning assets ......        79,941         79,657         60,548
                                                     -----------    -----------    -----------
           Total earning assets ..................   $ 5,663,002    $ 5,323,117    $ 5,769,021
Cash and due from banks ..........................       920,415        756,012        921,300
Bank premises and equipment, net .................       181,141        155,868        172,811
Accrued income ...................................        78,243         73,190         72,627
Premium on and intangibles of purchased banks ....        58,698         65,664         60,464
Other Assets .....................................        47,351         69,425         57,784
                                                     -----------    -----------    -----------
           Total assets ..........................   $ 6,948,850    $ 6,443,276    $ 7,054,007
                                                     ===========    ===========    ===========
LIABILITIES
Deposits:
    Noninterest-bearing demand ...................   $ 1,928,568    $ 1,684,841    $ 1,906,627
    Interest-bearing demand and savings ..........     2,243,817      2,296,648      2,290,923
    Time deposits under $100,000 .................       878,705        906,436        881,173
    Time deposits of $100,000 or more ............       392,713        269,545        468,274
                                                     -----------    -----------    -----------
        Total deposits ...........................   $ 5,443,803    $ 5,157,470    $ 5,546,997
Federal funds and repurchase agreements ..........       732,187        584,308        715,545
Short-term debt ..................................            19          1,506          1,116
Long-term debt ...................................        43,885         50,725         44,550
Accrued expenses and taxes .......................        50,107         51,165         56,735
Other liabilities ................................        40,896         19,977         64,828
                                                     -----------    -----------    -----------
         Total liabilities .......................   $ 6,310,897    $ 5,865,151    $ 6,429,771
                                                     -----------    -----------    -----------
SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized
    33,000,000 shares; issued 24,490,189;
    23,503,084; & 24,490,189 shares respectively .   $    24,490    $    23,503    $    24,490

Capital surplus ..................................       609,032        558,053        608,964
Retained earnings ................................       148,300        154,017        137,230
Net unrealized gain (loss) on securities available         6,180         (7,802)         3,910
for sale
Unearned ESOP shares .............................       (11,867)       (14,368)       (12,492)
Treasury stock, 3,743,155, 3,684,049 and
    3,737,430 shares, at cost, respectively ......      (138,182)      (135,278)      (137,866)
                                                     -----------    -----------    -----------
        Total shareholders' equity ...............   $   637,953    $   578,125    $   624,236
                                                     -----------    -----------    -----------
         Total liabilities and shareholders'equity   $ 6,948,850    $ 6,443,276    $ 7,054,007
                                                     ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands)

                                                      Three Months
                                                     Ended March 31,
INTEREST INCOME ...........................          1998          1997
                                              -----------   -----------
Loans .....................................   $    59,657   $    55,383
    Securities:
    Taxable interest ......................   $    33,740   $    33,261
    Tax-exempt interest ...................         5,318         3,708
                                              -----------   -----------
        Total securities income ...........   $    39,058   $    36,969
Federal funds and resell agreements .......         4,672         1,902
Trading securities and other ..............         1,067         1,071
                                              -----------   -----------
            Total interest income .........   $   104,454   $    95,325
                                              -----------   -----------
INTEREST EXPENSE
Deposits ..................................   $    34,906   $    31,446
Federal funds and repurchase
    agreements ............................        12,073         9,366
Short-term debt ...........................             7            11
Long-term debt ............................           655           916
                                              -----------   -----------
        Total interest expense ............   $    47,641   $    41,739
                                              -----------   -----------
Net interest income .......................   $    56,813   $    53,586
Provision for loan losses .................         2,858         1,925
                                              -----------   -----------
        Net interest income after provision   $    53,955   $    51,661
                                              -----------   -----------
NONINTEREST INCOME
Trust income ..............................   $    11,857   $    10,716
Securities processing .....................         3,075         2,673
Trading and investment banking ............         4,349         3,547
Service charges on deposits ...............         9,970         8,734
Other service charges and fees ............         5,578         4,756
Bankcard fees .............................         1,820         1,620
Net investment security gains .............             1           103
Other .....................................         1,663         1,404
                                              -----------   -----------
        Total noninterest income ..........   $    38,313   $    33,553
                                              -----------   -----------

NONINTEREST EXPENSE
Salaries and employee benefits ............   $    38,052   $    33,837
Occupancy, net ............................         5,096         4,635
Equipment .................................         7,316         6,233
Supplies and services .....................         5,233         4,969
Bankcard processing .......................         1,490         1,268
Marketing and business development ........         4,644         4,248
Amortization of premium on purchased banks          1,767         1,810
Other .....................................         6,941         6,061
                                              -----------   -----------
        Total noninterest expense .........   $    70,539   $    63,061
                                              -----------   -----------
Income before income taxes ................   $    21,729   $    22,153
Income tax provision ......................         6,573         7,192
                                              -----------   -----------
            NET INCOME ....................   $    15,156   $    14,961
                                              ===========   ===========

PER SHARE DATA
Net income - Basic & Diluted ..............   $      0.74   $      0.73
Dividends .................................   $      0.20   $      0.19

Weighted average shares outstanding .......    20,437,716    20,506,066

See Notes to Consolidated Financial Statements.

                                             UMB FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited in thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                             --------------------------------------
                                                                         1998           1997
                                                                  -----------    -----------
Operating Activities
Net Income ....................................................   $    15,156    $    14,961
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses .............................         2,858          1,925
        Depreciation and amortization .........................         5,910          5,976
        Deferred income taxes .................................           280           (523)
        Net (increase) decrease in trading securities .........       (19,393)           157
        Gains on sales of securities available for sale .......            (1)          (103)
        Losses on sales of securities available for sale ......          --             --
        Amortization of securities premiums,
            net of discount accretion .........................          (615)         2,908
        Earned ESOP shares ....................................           693            623
        Changes in:
               Accrued income .................................        (5,616)          (473)
               Accrued expenses and taxes .....................        (8,176)         4,961
        Other, net ............................................       (13,377)         5,252
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities   $   (22,281)   $    35,664
                                                                  -----------    -----------

Investing Activities
Proceeds from maturities of investment securities .............   $    11,759    $    14,728
Proceeds from sales of investment securities ..................          --             --
Proceeds from sales of securities available for sale ..........            10          7,610
Proceeds from maturities of securities available for sale .....     1,734,104        801,323
Purchases of investment securities ............................       (48,681)       (31,628)
Purchases of securities available for sale ....................    (1,461,339)      (629,119)
Net ( increase) decrease in loans .............................        65,650        (46,052)
Net increase in federal funds and resell agreements ...........      (174,918)       (84,947)
Purchases of bank premises and equipment ......................       (12,724)        (7,131)
Proceeds from sales of bank premises and equipment ............           251              3
                                                                  -----------    -----------
            Net cash provided by investing activities .........   $   114,112         24,787
                                                                  -----------    -----------

Financing Activities
Net increase (decrease) in demand and savings deposits ........   $   (25,165)   $    85,065
Net decrease in time deposits .................................       (78,029)      (118,129)
Net increase (decrease) in fed funds/ repurchase agreements ...        16,642        (30,087)
Net increase (decrease) in short term borrowings ..............        (1,097)           595
Repayment of long term debt ...................................          (665)          (625)
Cash dividends ................................................        (4,086)        (3,891)
Proceeds from exercise of stock options .......................          --               20
Purchases of treasury stock ...................................          (316)       (10,018)
                                                                  -----------    -----------
           Net cash used in financing activities ..............   $   (92,716)   $   (77,070)
                                                                  -----------    -----------
Decrease in cash and due from banks ...........................   $      (885)   $   (16,619)
Cash and due from banks at beginning of year ..................       921,300        772,631
                                                                  -----------    -----------
Cash and due from banks at end of period ......................   $   920,415    $   756,012
                                                                  ===========    ===========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                 Net
                                                                             Unrealized
                                    Common Stock    Capital      Retained      Holding      Treasury     Unearned
                                                    Surplus      Earnings    Gain (Loss)     Stock         ESOP
Balance - December 31, 1996 .....   $  23,503   $ 558,073    $ 142,947    $  (1,755)   $(125,288)   $ (15,003)
Net Income ......................        --          --         14,961         --           --           --
Cash Dividends ..................        --          --         (3,891)        --           --           --
Earned ESOP Shares ..............        --           (12)        --           --           --            635
Purchase of treasury stock ......        --          --           --           --        (10,018)        --
Exercise of stock Options .......        --            (8)        --           --             28         --
Net unrealized loss on securities        --          --           --         (6,047)        --           --
available for sale
                                    ---------   ---------    ---------    ---------    ---------    ---------
Balance - March 31, 1997 ........   $  23,503   $ 558,053    $ 154,017    $  (7,802)   $(135,278)   $ (14,368)
                                    =========   =========    =========    =========    =========    =========
Balance - December 31, 1997 .....   $  24,490   $ 608,964    $ 137,230    $   3,910    $(137,866)   $ (12,492)
Net Income ......................        --          --         15,156         --           --           --
Cash Dividends ..................        --          --         (4,086)        --           --           --
Earned ESOP Shares ..............        --            68         --           --           --            625
Purchase of treasury stock ......        --          --           --           --           (316)        --
Exercise of stock Options .......        --          --           --           --           --           --
Net unrealized gain on securities        --          --           --          2,270         --           --
available for sale
                                    ---------   ---------    ---------    ---------    ---------    ---------
Balance - March 31, 1998 ........   $  24,490   $ 609,032    $ 148,300    $   6,180    $(138,182)   $ (11,867)
                                    =========   =========    =========    =========    =========    =========

See Notes to Consolidated Financial Statements

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998

1.  Financial Statement Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made. The financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and results of Operations and with reference to the 1997 Annual Report to Shareholders.

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

2.  Earnings:
Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. All share and per share data has been adjusted to reflect a 5% stock dividend paid on January 2, 1998. Diluted earnings per share takes into account the dilutive effect of 72,074 and 40,419 shares issuable under options granted by the Company at March 31, 1998 and 1997, respectively.

For the period ended March 31, 1998 the Company reported net income of $15,156,000. Its total comprehensive income, reported pursuant to SFAS No. 130 was $17,426,000, which includes the change in accumulated unrealized gains and losses on AFS securities net of income taxes of $2,270,000.

3.    Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the three months ended March 31, 1998 and 1997 (in thousands):

                                                Three Months Ended March 31,
                                                       1998     1997
Balance January 1                                    $33,274   $33,414
Additions:
      Provision for loan losses                        2,858     1,925
                                                     -------   -------
                                                     $36,132   $35,339
                                                     -------   -------
Deductions:
      Charge-offs                                    $(3,447)  $(2,500)
      Less recoveries on loans
Less recoveries on loans
        previously charged-off                           616       792
                                                     -------   -------
        Net charge-offs                              $(2,831)  $(1,708)
                                                     -------   -------
Balance, March 31                                    $33,301   $33,631
                                                     =======   =======

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998

3.  Allowance for Loan Losses: (Continued)

At March 31, 1998 the amount of loans that are considered to be impaired under SFAS No. 114 was $2,544,000 compared to $3,266,000 at December 31, 1997 and $16,062,000 at March 31, 1997. At March 31, 1998 all of these loans are on a nonaccrual or restructured basis. Included in the impaired loans is $987,000 of loans for which the related allowance for loan losses is $412,000. The remaining $1,557.000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended March 31, 1998 was approximately $2,905,000.

4.  Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of operations of the Company.

5.  New Accounting Pronouncements:

In June 1997, FASB issued SAFS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company anticipates that the implementation of this Statement at year-end 1998 may require additional disclosures.

UMBFINANCIAL CORPORATION
AVERAGE  BALANCES/YIELDS AND RATES
(tax-equivalent  basis)
(in thousands)

                                             Three Months Ended
                                                    March 31,
                                           1998               1997
Assets                           Average    Average    Average        Average
                                 Balance    Yield/Rate  Balance     Yield/Rate
                               ---------------------------------------------
Loans, net of unearned         $2,742,946       8.85 %   $2,546,214      8.86 %
interest
Securities:
  Taxable                      $2,337,642       5.85     $2,316,925      5.82
  Tax-exempt                      471,029       6.72        326,723      6.65
                               ----------  ---------     ----------    --------
    Total securities           $2,808,671       6.00     $2,643,648      5.92

Federal funds and resell          336,448       5.63        147,350      5.23
agreements
Other earning assets               75,360       6.00         72,392      6.24
                               ---------- ----------     ----------     -------
    Total earning assets       $5,963,425       7.29     $5,409,604      7.29
Allowance for loan losses         (33,137)                  (33,427)
Other assets                    1,104,758                 1,095,671
                               ----------                ----------
    Total assets               $7,035,046                $6,471,848
                               ==========                ==========

Liabilities and Shareholders' Equity
Interest-bearing deposits      $3,567,730       3.97 %   $3,388,841      3.76 %
Federal funds and repurchase      956,531       5.12        793,357      4.79
agreements
Borrowed funds                     44,801       5.99         52,124      7.21
                               ----------    ----------  ----------    -------
    Total interest-bearing     $4,569,062       4.23     $4,234,322      4.00
liabilities
Noninterest-bearing demand      1,731,709                 1,508,558
deposits
Other liabilities                  93,699                   146,077
Shareholders' equity              640,576                   582,891
                               ----------                ----------
    Total liabilities and
shareholders' equity           $7,035,046                $6,471,848
                               ==========                ==========



Net interest spread                             3.06 %                   3.29 %
Net interest margin                             4.05                     4.16

UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                               Three Months Ended
                                                             March 31, 1998 vs. 1997
                                                       ---------------------------------
                                                             Volume     Rate      Total
Change in interest earned on:
    Loans ......................................             $4,294    $4,268     $(26)
    Securities:
        Taxable ................................................298       182      480
        Tax-exempt ........................................   2,388        58    2,446
    Federal funds sold .......................................2,616       154    2,770
    Other ..............................................         45       (44)       1
                                                            -------    ------- -------
            Interest income ...............................   9,641       324    9,965
                                                            -------    ------- -------

Change in interest paid on:
    Interest-bearing deposits ............................... 1,704     1,756    3,460
    Federal funds purchased ..................................2,026       681    2,707
    Borrowed funds ..............................              (120)     (145)     265)
                                                            -------    ------  -------
            Interest expense ...............................  3,610     2,292    5,902

                                                            -------    ------  -------
Net interest income .......................................   6,031    (1,968)   4,063
                                                            =======    ======  =======

ANALYSIS OF NET INTEREST MARGIN

                                                       Three Months Ended
                                                          March 31, 1998
                                               --------------------------------
                                                  1998            1997        Change
Average earning assets ...............   $   5,963,425   $   5,409,604   $    553,821
Interest-bearing liabilities .........       4,569,062       4,234,322        334,740
                                         =============   =============   ============
Interest free funds ..................   $   1,394,363   $   1,175,282   $    219,081
                                         =============   =============   ============



Free funds ratio .....................           23.38 %         21.73 %         1.66 %
    (free funds to earning assets)

Tax-equivalent yield on earning assets            7.29 %          7.29 %         0.00 %
Cost of interest-bearing liabilities .            4.23            4.00           0.23
                                         -------------   -------------    ------------
Net interest spread ..................            3.06 %          3.29 %        (0.23) %
Benefit of interest free funds .......            0.99            0.87           0.12
                                         -------------   -------------    ------------
Net interest margin ..................            4.05 %          4.16 %        (0.11) %
                                         =============   =============    ============

                           UMB FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

Summary
UMB Financial Corporation (the Company) earned net income of $15,156,000 for the three months ended March 31, 1998, compared to $14,961,000 for the same period a year earlier. This represents per share earnings of $0.74 for the first quarter of 1998 compared to $0.73 for the first quarter of 1997.

The Company's net interest income increased as a result of an increase in lending activity. Partially offsetting the higher level of net interest income was an increase in the provision for loan losses. Non interest income increased as the Company continues to build on its substantial fee-based income. Non interest expenses were higher as the Company continues its investments in personnel, equipment and technology systems required to sustain long-term growth.

Results of Operations
For the three months ended March 31, 1998 the Company earned net interest income of $56,813,000 compared to $53,586,000 for the first quarter of 1997, an increase of 6.02%. The improvement in the Company's net interest income was fueled by an increase in average earning assets of 10.24%. Contributing to the increase in average earning assets was a 7.73 % increase in average loans and a 6.24% increase in investment securities. While the yield on average earnings assets remained relatively unchanged, the Company's spread and margin decreased as a result of paying higher rates on it's interest bearing liabilities.

The provision for loan losses was $2,858,000 and $1,925,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in provision was primarily related to the increase in loan charge-offs. Net loan charge-offs in the first quarter of 1998 were $2,831,000 compared to $1,708,000 for the same period last year. The majority of the charge-offs in both periods were from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions, the related underwriting efforts and underwriting in order to minimize credit losses.

Non interest income totaled $38,313,000 for the first quarter of 1998 compared to $33,553,000 for the same period of 1997, an increase of 14.19%. Nearly all categories of fee income increased as the Company continues its efforts to grow this revenue source, which does not carry the credit and interest rate risk of interest-based revenue. Trust and custody services, service charges and trading income were the largest components of the increases in non interest income.

Non interest expense was $70,539,000 for the three months ended March 31, 1998 compared to $63,061,000 for the same period of 1997. Staffing related costs represent the most significant increase in total expenses, with a 12.46% increase. Staffing for the Company's many growth initiatives, coupled with a tight labor market has contributed to the increase. Equipment expense also increased as a result of ongoing upgrades to operating systems. The prudent management of non interest expense will continue to be a priority for the Company.

                           UMB FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

Financial Condition
Total assets at March 31, 1998 were $6.949 billion compared to $6.443 billion at March 31, 1997 and $7.054 billion at December 31, 1997. Loans, net of unearned interest, increased to $2.718 billion as of March 31, 1998 compared to $2.602 billion at March 31, 1997. This 4.44% increase in loans reflects management's goal to increase loans in a very competitive market. The increase in loans was consistent with increase in deposits, the Company's primary funding source for its asset base. Total deposits increased to $5.444 billion at March 31, 1998 compared to $5.157 billion at March 31, 1997

Non accrual and restructured loans totaled $3,837,000, 0.14% of loans, at March 31, 1998 compared to $17,193,000, 0.66% of loans, at March 31, 1997 and
$4,120,000 at December 31, 1997, 0.15% of loans. Loans past due 90 days or more were $9,185,000, 0.34% of loans at March 31, 1998, compared to $5,786,000, 0.22%
of loans at March 31, 1997 and $7,752,000, 0.28% of loans at December 31, 1997. The Company's loan quality remains strong by industry standards. This decrease in non-accrual loans was achieved at the same time the Company's average loans increased by 7.73%. The total non performing loans and loans past due 90 days or more were less than 1.0% of total loans. At March 31, 1998 the Company's allowance for loan losses was $33,301,000 or 1.23% of outstanding loans. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate. Delinquency rates in the Company's bankcard loan portfolio are well below industry averages.

Liquidity and Capital Resources
The Company's liquidity position continues to be strong. At March 31, 1998, the Company's average loan to deposit ratio was 51.8% compared to 52.0% at March 31, 1997. At March 31, 1998, the average life of the securities portfolio was 21 months with 36% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $638 million at March 31, 1998 compared to $578 million at March 31, 1997 and $624 million at year end 1997. During the twelve months ended March 31, 1998 the Company increased its treasury stock holdings by $3 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At March 31, 1998, the net unrealized gain on securities available for sale was $6.2 million, compared to an unrealized loss of $7.8 million at March 31, 1997 and an unrealized gain of $3.9 million at December 31, 1997.

                           UMB FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

The Company will continue to manage its interest rate risk using static gap analysis along with other tools which help measure the impact of various interest rate scenarios. One of these tools is a model which internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of March 31, 1998.

Net Portfolio Value
      Rates in
    Basis Points                         Dollar       Percentage
    (Rate Shock)          Amount         Change         Change
        200               $1,412,002    $152,177          12.08%
        100                1,339,999      80,174           6.36%
       Static              1,259,825           -              -%
       (100)               1,203,988     (55,837)         (4.43)%
       (200)               1,164,644     (95,181)         (7.56)%

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

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                             Three Months Ended
                                                  March 31,
RATIOS                                      1998         1997
Return on average assets                      0.87  %        0.94  %
Return on average equity                      9.60          10.41
Average equity to assets                      9.11           9.01
Tier 1 risk-based capital ratio              16.09          15.10
Total risk-based capital ratio               17.02          16.08
Leverage ratio                                8.33           8.16

Per Share Data
Earnings Basic & diluted              $       0.74   $       0.73
Cash Dividends                        $       0.20   $       0.19
Dividend payout ratio                        27.03  %       26.02  %
Book value                            $      31.20   $      28.27

                           UMB FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 1998


PART II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                  a) The following exhibit is filed herewith: 27-Article 9 of Regulation S-X Financial Data Schedule for March 31, 1998 Form 10-Q.

                  b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

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


Date:  May 12, 1998