Form 10-Q
period 1998-06-30
UMB FINANCIAL CORP
filed 1998-08-14
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934





                  For the quarterly period ended June 30, 1998

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

                                    Yes X No

At June 30, 1998, UMB Financial Corporation had 20,380,697 shares of common stock outstanding. This is the only class of stock of the Company.

UMB FINANCIAL CORPORATION
FORM 10-Q
INDEX



PART I.  Financial Information

Item 1.  Financial Statements

        Consolidated Balance Sheets
        As of June 30, 1998 and 1997 (unaudited) and December 31, 1997
       (audited)                                                              3

        Consolidated Statements of Income for the Three and Six Months
        Ended June 30, 1998 and 1997 (unaudited)                              4

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1998 and 1997 (unaudited)                              5

        Consolidated Statements of Shareholders' Equity for the Six Months
        Ended June 30, 1998 and 1997 (unaudited)                              6

        Notes to Consolidated Financial Statements                          7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                9
            Analysis of Changes in Net Interest Income and Margin            10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

              Signatures                                                     15

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                  June 30, (Unaudited)    December 31, (Audited)
                                                           ------------------------------  --------------
ASSETS ....................................................          1998           1997           1997
                                                              -----------    -----------    -----------
Loans:
    Commercial, financial and agricultural ................   $ 1,324,595    $ 1,339,000    $ 1,377,380
    Consumer (net of unearned interest) ...................       997,303      1,009,758      1,039,331
    Real estate ...........................................       343,901        383,168        365,329
    Leases ................................................         3,415          2,856          3,991
    Allowance for loan losses .............................       (33,468)       (33,426)       (33,274)
                                                              -----------    -----------    -----------
        Net Loans .........................................   $ 2,635,746    $ 2,701,356    $ 2,752,757
Securities available for sale:
    U.S. Treasury and agencies ............................   $ 2,222,495    $ 2,192,875    $ 2,162,242
    State and political subdivisions ......................         5,040          4,446          7,904
    Commercial paper and other ............................       200,001          8,882        261,595
                                                              -----------    -----------    -----------
        Total securities available for sale ...............   $ 2,427,536    $ 2,206,203    $ 2,431,741
Securities held to maturity:
    State and political subdivisions ......................   $   539,419    $   364,151    $   452,762
                                                              -----------    -----------    -----------
        Total securities held to maturity (market value
        of $542,583, $365,654 & $456,745, respectively) ...   $   539,419    $   364,151    $   452,762
Federal funds and resell agreements .......................       202,446         71,425         71,213
Trading securities and other earning assets ...............        79,394        106,597         60,548
                                                              -----------    -----------    -----------
            Total earning assets ..........................   $ 5,884,541    $ 5,449,732    $ 5,769,021
Cash and due from banks ...................................     1,036,419        690,382        921,300
Bank premises and equipment, net ..........................       187,230        162,664        172,811
Accrued income ............................................        74,562         70,965         72,627
Premium on and intangibles of purchased banks .............        56,931         63,857         60,464
Other Assets ..............................................        64,279         54,506         57,784
                                                              ===========    ===========    ===========
             Total assets .................................   $ 7,303,962    $ 6,492,106    $ 7,054,007
                                                              ===========    ===========    ===========

LIABILITIES
Deposits:
    Noninterest-bearing demand ............................   $ 1,929,482    $ 1,609,069    $ 1,906,627
    Interest-bearing demand and savings ...................     2,232,964      2,109,160      2,290,923
    Time deposits under $100,000 ..........................       876,256        904,010        881,173
    Time deposits of $100,000 or more .....................       556,189        347,449        468,274
                                                              -----------    -----------    -----------
        Total deposits ....................................   $ 5,594,891    $ 4,969,688    $ 5,546,997
Federal funds and repurchase agreements ...................       923,185        800,582        715,545
Short-term debt ...........................................         1,162          1,278          1,116
Long-term debt ............................................        43,315         50,189         44,550
Accrued expenses and taxes ................................        47,536         49,332         56,735
Other liabilities .........................................        50,265         26,874         64,828
                                                              -----------    -----------    -----------
            Total liabilities .............................   $ 6,660,354    $ 5,897,943    $ 6,429,771
                                                              -----------    -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 24,490,189; 23,503,084; & 24,490,189 ...   $    24,490    $    23,503    $    24,490
    shares respectively
Capital surplus ...........................................       609,032        558,024        608,964
Retained earnings .........................................       158,534        164,911        137,230
Net unrealized gain (loss) on securities available for sale         5,839         (1,723)         3,910
Unearned ESOP shares ......................................       (11,242)       (13,743)       (12,492)
Treasury stock, 3,824,304, 3,721,818 and
    3,737,430 shares, at cost, respectively ...............      (143,045)      (136,809)      (137,866)
                                                              -----------    -----------    -----------
        Total shareholders' equity ........................   $   643,608    $   594,163    $   624,236
                                                              -----------    -----------    -----------
            Total liabilities and shareholders' equity ....   $ 7,303,962    $ 6,492,106    $ 7,054,007
                                                              ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

                                                           Three Months                      Six Months
                                                           Ended June 30,                    Ended June 30,
INTEREST INCOME ...............................           1998            1997           1998            1997
                                                  ------------    ------------   ------------    ------------
Loans .........................................   $     58,008    $     58,901   $    117,665    $    114,284
    Securities:
    Taxable interest ..........................   $     32,195    $     31,369   $     65,935    $     64,616
    Tax-exempt interest .......................          5,770           4,001         11,088           7,709
                                                  ------------    ------------   ------------    ------------
        Total securities income ...............   $     37,965    $     35,370   $     77,023    $     72,325
Federal funds and resell agreements ...........          3,668           2,068          8,340           3,970
Trading securities and other ..................          1,221           1,316          2,288           2,401
                                                  ------------    ------------   ------------    ------------
            Total interest income .............   $    100,862    $     97,655   $    205,316    $    192,980
                                                  ------------    ------------   ------------    ------------

INTEREST EXPENSE
Deposits ......................................   $     33,591    $     31,564   $     68,497    $     63,010
Federal funds and repurchase
    agreements ................................         11,170          10,061         23,243          19,427
Short-term debt ...............................              6               9             13              20
Long-term debt ................................            923             917          1,578           1,833
                                                  ------------    ------------   ------------    ------------
        Total interest expense ................   $     45,690    $     42,551   $     93,331    $     84,290
                                                  ------------    ------------   ------------    ------------
Net interest income ...........................   $     55,172    $     55,104   $    111,985    $    108,690
Provision for loan losses .....................          2,914           3,377          5,772           5,302
                                                  ------------    ------------   ------------    ------------
            Net interest income after provision   $     52,258    $     51,727   $    106,213    $    103,388
                                                  ------------    ------------   ------------    ------------

NONINTEREST INCOME
Trust income ..................................   $     12,462    $     11,048   $     24,319    $     21,764
Securities processing .........................          4,141           2,875          7,216           5,548
Trading and investment banking ................          4,542           3,302          8,891           6,849
Service charges on deposits ...................          9,504           8,321         19,474          17,232
Other service charges and fees ................          5,990           5,585         11,568          10,164
Bankcard fees .................................          2,097           1,690          3,917           3,310
Net investment security gains .................             (6)             29             (5)            132
Other .........................................          1,528           2,736          3,191           4,140
                                                  ------------    ------------   ------------    ------------
        Total noninterest income ..............   $     40,258    $     35,586   $     78,571    $     69,139
                                                  ------------    ------------   ------------    ------------

NONINTEREST EXPENSE
Salaries and employee benefits ................   $     39,210    $     35,012   $     77,262    $     68,849
Occupancy, net ................................          5,124           4,633         10,220           9,268
Equipment .....................................          7,587           6,881         14,903          13,114
Supplies and services .........................          4,819           5,318         10,052          10,287
Bankcard processing ...........................          1,597           1,451          3,087           2,719
Marketing and business development ............          4,970           4,273          9,614           8,521
Amortization of premium on purchased banks ....          1,767           1,807          3,534           3,617
Other .........................................          6,803           6,359         13,744          12,420
                                                  ------------    ------------   ------------    ------------
        Total noninterest expense .............   $     71,877    $     65,734   $    142,416    $    128,795
                                                  ------------    ------------   ------------    ------------
Income before income taxes ....................   $     20,639    $     21,579   $     42,368    $     43,732
Income tax provision ..........................          6,271           6,801         12,844          13,993
                                                  ============    ============   ============    ============
            NET INCOME ........................   $     14,368    $     14,778   $     29,524    $     29,739
                                                  ============    ============   ============    ============

PER SHARE DATA
Net income - Basic ............................   $       0.71    $       0.72   $       1.45    $       1.45
Net income - Diluted ..........................   $       0.70    $       0.71   $       1.44    $       1.44
Dividends .....................................   $       0.20    $       0.19   $       0.40    $       0.38

Weighted average shares outstanding ...........     20,405,843      20,440,500     20,421,691      20,473,102

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                           -----------
                                                                          1998           1997
                                                                   -----------    -----------
Operating Activities
Net Income .....................................................   $    29,524    $    29,739
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses ..............................         5,772          5,302
        Depreciation and amortization ..........................        12,147         12,027
        Deferred income taxes ..................................           771         (1,087)
        Net increase in trading securities .....................       (18,846)       (26,783)
        Gains on sales of securities available for sale ........            (7)          (132)
        Losses on sales of securities available for sale .......            12             --
        Amortization of securities premiums,
            net of discount accretion ..........................           379          7,348
        Earned ESOP shares .....................................         1,318          1,237
        Changes in:
               Accrued income ..................................        (1,935)         1,752
               Accrued expenses and taxes ......................       (10,262)           492
        Other, net .............................................       (21,092)        26,637
                                                                   -----------    -----------
            Net cash provided by (used in)  operating activities   $    (2,219)   $    56,532
                                                                   -----------    -----------

Investing Activities
Proceeds from maturities of investment securities ..............   $    31,203    $    34,733
Proceeds from sales of investment securities ...................            --             --
Proceeds from sales of securities available for sale ...........        13,228         31,958
Proceeds from maturities of securities available for sale ......     3,840,374      1,392,682
Purchases of investment securities .............................      (119,064)       (80,567)
Purchases of securities available for sale .....................    (3,846,308)    (1,249,745)
Net ( increase) decrease in loans ..............................       111,239       (182,431)
Net increase in federal funds and resell agreements ............      (131,233)       (12,465)
Purchases of bank premises and equipment .......................       (23,328)       (18,174)
Proceeds from sales of bank premises and equipment .............           281              3
                                                                   -----------    -----------
            Net cash used in investing activities ..............   $  (123,608)   $   (84,006)
                                                                   -----------    -----------

Financing Activities
Net decrease in demand and savings deposits ....................   $   (35,104)   $  (178,195)
Net increase (decrease) in time deposits .......................        82,998        (42,651)
Net increase in fed funds/ repurchase agreements ...............       207,640        186,187
Net increase in short term borrowings ..........................            46            367
Repayment of long term debt ....................................        (1,235)        (1,161)
Cash dividends .................................................        (8,220)        (7,775)
Proceeds from exercise of stock options ........................            --             71
Purchases of treasury stock ....................................        (5,179)       (11,618)
                                                                   -----------    -----------
           Net cash provided by (used in)  financing activities    $   240,946    $   (54,775)
                                                                   -----------    -----------

Increase (decrease)  in cash and due from banks ................   $   115,119    $   (82,249)
Cash and due from banks at beginning of year ...................       921,300        772,631
                                                                   ===========    ===========
Cash and due from banks at end of period .......................   $ 1,036,419    $   690,382
                                                                   ===========    ===========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                           Net
                                                                                        Unrealized
                                                        Common    Capital    Retained    Holding     Treasury     Unearned
                                                        Stock     Surplus    Earnings   Gain (Loss)    Stock        ESOP
                                                      --------   ---------   --------- ------------ ----------    ---------
Balance - December 31, 1996 .........................$ 23,503   $ 558,073   $ 142,947    $ (1,755)  $ (125,288)   $ (15,003)
Net income ..........................................      --          --      29,739          --           --           --
Cash Dividends .......................................     --          --      (7,775)         --           --           --
Earned ESOP shares ...................................     --          23)         --          --           --        1,260
Purchase of treasury stock ...........................     --          --          --          --      (11,618)          --
Exercise of stock options ............................     --         (26)         --          --           97           --
Net unrealized gain on securities available for sale .     --          --          --          32           --           --
                                                     --------   ---------   ---------   ---------   ----------    ---------
Balance - June 30, 1997 .............................$ 23,503   $ 558,024   $ 164,911    $ (1,723)  $ (136,809)   $ (13,743)
                                                     ========   =========   =========    =========  ==========    =========



Balance - December 31, 1997 .................... .   $ 24,490   $ 608,964   $ 137,230    $  3,910   $ (137,866)   $ (12,492)
Net income ......................................          --          --      29,524          --           --           --
Cash dividends .....................................       --          --      (8,220)         --           --           --
Earned ESOP shares ..............................          --          68          --          --           --        1,250
Purchase of treasury stock ......................          --          --          --          --       (5,179)          --
Exercise of stock options ........................         --          --          --          --           --           --
Net unrealized gain on securities available for sale       --          --          --       1,929           --           --
                                                     --------   ---------   ---------    --------   ----------    ---------
 Balance - June 30, 1998 ......................      $ 24,490   $ 609,032   $ 158,534    $  5,839   $ (143,045)   $ (11,242)
                                                     ========   =========   =========    ========   ==========    =========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998

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

2.  Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. All share and per share data has been adjusted to reflect a 5% stock dividend paid on January 2, 1998. Diluted earnings per share takes into account the dilutive effect of 72,631 and 39,500 shares issuable under options granted by the Company at June 30, 1998 and 1997, respectively.

For the period ended June 30, 1998 the Company reported net income of $29,524,000. Its total comprehensive income, reported pursuant to SFAS No. 130 was $31,453,000, which includes the change in accumulated unrealized gains and losses on AFS securities, net of income tax expense of $340,000. For the six months ended June 30, 1997 comprehensive income was $29,771,000 which includes the change in accumulated unrealized gains and losses on AFS securities, net of income tax expense of $20,000.

3. Allowance for Loan Losses:
The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 1998 and 1997 (in thousands):
                                            Six Months Ended June 30,
                                                 1998       1997
                                             --------   --------
Balance January 1 .............              $ 33,274   $ 33,414
Additions:
      Provision for loan losses                 5,772      5,302
                                             --------   --------
                                             $ 39,046   $ 38,716
                                             --------   --------
Deductions:
      Charge-offs .............              $ (6,893)  $ (6,630)
      Less recoveries on loans
        previously charged-off                  1,315      1,340
                                             --------   --------
        Net charge-offs .......             $  (5,578) $  (5,290)
                                             --------   --------
Balance, June 30 ..............            $   33,468   $ 33,426
                                             ========   ========

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998

3.  Allowance for Loan Losses: (Continued)

At June 30, 1998 the amount of loans that are considered to be impaired under SFAS No. 114 was $10,625,000 compared to $4,049,000 at June 30, 1997 and
$9,325,000 at December 31, 1996. At June 30, 1997 all of these loans are on a nonaccrual or restructured basis. Included in the impaired loans is $743,000 of loans for which the related allowance for loan losses is $134,000. The remaining $9,882.000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended June 30, 1998 was approximately $5,478,000.

4. Commitments and Contingencies: In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of operations of the Company.

5. New Accounting Pronouncements: In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company anticipates that the implementation of this Statement at year-end 1998 will require additional disclosures.

UMB FINANCIAL CORPORATION
AVERAGE BALANCES/YIELDS AND RATES
(tax-equivalent basis) (in thousands)


                                                                                             Six Months Ended June 30,
                                                                                      1998                       1997
                                                                       Average    Average           Average     Average
Assets ...........................................................     Balance    Yield/Rate        Balance     Yield/Rate
                                                                   -----------    -------------    ----------   -------------
Loans, net of unearned interest ................................... $2,712,207         8.78%        $2,586,754        8.95%
Securities:
  Taxable ......................................................... $2,269,851         5.86         $2,224,358        5.86
  Tax-exempt ....................................................      493,833         6.63            339,589        6.63
                                                                   -----------    ----------        ----------   ----------

    Total securities ......................................         $2,763,684         6.00        $2,563,947        5.96
Federal funds and resell agreements .............................      299,625         5.61           140,561        5.70
Other earning assets ...............................................    79,002         6.12            80,022        6.29
                                                                   -----------    -------------    ----------   ----------
    Total earning assets ....................................       $5,854,518         7.27        $5,371,284        7.40
Allowance for loan losses ....................................         (33,157)                       (32,952)
Other assets ...........................................             1,144,399                      1,100,473
                                                                    ----------                     ----------
Total assets .....................................................  $6,965,760                     $6,438,805
                                                                    ==========                     ==========


Liabilities and Shareholders' Equity
Interest-bearing deposits ..................................        $3,529,030        3.91%        $3,361,196        3.78%
Federal funds and repurchase agreements .........................      918,073        5.11            795,056        4.93
Borrowed funds ..................................................       44,633        7.19             51,773        7.22
                                                                   -----------    ---------        ----------   -------------
    Total interest-bearing liabilities .........................    $4,491,736        4.19         $4,208,025        4.04
Noninterest-bearing demand deposits .......................          1,741,064                      1,523,177
Other liabilities ........................................              91,809                        123,684
Shareholders' equity ............................................      641,151                        583,919
                                                                    ----------                     ----------
    Total liabilities and shareholders' equity .............   .    $6,965,760                     $6,438,805
                                                                    ==========                     ==========


Net interest spread .........................................                         3.08%                          3.36%
Net interest margin ..........................................................        4.05                           4.23

UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)


ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                           Three Months Ended                            Six Months Ended
                                                          June 30, 1998 vs. 1997                      June 30, 1998 vs. 1997
                                            ------------------------------------------------  --------------------------------------
                                        Volume             Rate            Total         Volume             Rate            Total
Change in interest earned on:
    Loans                               $ 1,204          $ (2,153)         $ (949)       $ 5,492          $ (2,172)        $ 3,320
    Securities:
        Taxable                           1,028              (188)            840          1,321                (2)          1,319
        Tax-exempt                        2,682               (56)          2,626          5,071                 0           5,071
    Federal funds sold                    1,819              (219)          1,600          4,429               (59)          4,370
    Other                                   (54)              (44)            (98)           (32)              (64)            (96)
                                        --------           -------    ------------       --------
            Interest income             $ 6,679          $ (2,660)        $ 4,019       $ 16,281          $ (2,297)       $ 13,984
                                        --------         ---------   -------------      ---------         ---------------   -------

Change in interest paid on:
    Interest-bearing deposits           $ 1,503             $ 524         $ 2,027       $  3,212           $ 2,275         $ 5,487
    Federal funds purchased               1,052                57           1,109          3,094               722           3,816
    Borrowed funds                         (134)              137               3           (255)               (7)           (262)
                                   -------------    -----------    --------------        ----------
            Interest expense            $ 2,421             $ 718         $ 3,139        $ 6,051           $ 2,990         $ 9,041

                                  --------------    --------------   -------------      ----------        ---------      ----------
Net interest income                     $ 4,258          $ (3,378)          $ 880       $ 10,230          $ (5,287)        $ 4,943
                                  ==============    ==============   =============      ==========        =========      =========





ANALYSIS OF NET INTEREST MARGIN

                                                 Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                         ------------------------------    -------------------------------
                                          1998         1997     Change         1998         1997     Change
Average earning assets .....        $5,745,611   $5,331,374   $414,237   $5,854,518   $5,371,284   $483,234
Interest-bearing liabilities         4,414,408    4,181,726    232,682    4,491,736    4,208,025    283,711
                                    ----------   ----------   --------   ----------   ----------   --------
Interest free funds ........        $1,331,203   $1,149,648   $181,555   $1,362,782   $1,163,259   $199,523
                                    ==========   ==========   ========   ==========   ==========   ========



Free funds ratio .....................   23.17%       21.56%      1.61%       23.28%       21.66%      1.62%
    (free funds to earning assets)

Tax-equivalent yield on earning assets    7.27         7.53      (0.26)        7.27         7.40      (0.13)
Cost of interest-bearing liabilities .    4.16         4.09       0.07         4.19         4.04       0.15
                                         -----        -----     ------        -----        -----     ------
Net interest spread ..................    3.10         3.44      (0.34)        3.08         3.36      (0.28)
Benefit of interest free funds .......    0.95         0.87       0.08         0.97         0.87       0.10
                                         -----         -----    ------        -----         -----    ------
Net interest margin ..................    4.06%        4.31%     (0.25)%       4.05%        4.23%     (0.18)%
                                         =====        =====     ======        =====        =====     ======

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

Summary
UMB Financial Corporation (the Company) earned net income of $14,368,000 for the three months ended June 30, 1998, compared to $14,778,000 for the same period a year earlier. This represents per share earnings of $0.71 for the second quarter of 1998 compared to $0.72 for the second quarter of 1997. On a year-to-date basis earnings were $29,524,000, or $1.45 per share, compared to $29,739,000, or $1.45 per share, for the prior year.

The Company's net interest income showed a small increase on a quarterly and year-to-date basis. Non interest income increased for both periods as the Company continues to build on its substantial fee-based income. Non interest expenses were higher for both periods as the Company continues its investments in personnel, equipment and technology systems required to sustain long-term growth.

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

Results of Operations
For the three months ended June 30, 1998 the Company earned net interest income of $55,172,000 compared to $55,104,000 for the second quarter of 1997. On a year-to-date basis net interest income increased 3.03% to $111,985,000 for the first half of 1998, compared to $108,690,000 for the same period last year. The improvement in the Company's net interest income was fueled by an increase in average earning assets of 9.00%. While the average earning assets increased the Company's net interest margin decreased to 4.05% compared to 4.23% for the same period of 1997. This decrease primarily resulted from continued pressure on short-term interest rates, which negatively impacted the yield on loans. Also effecting the spread and margin decreases was the increased rates the Company paid on its interest bearing liabilities.

The Company's loan loss provision for the second quarter of 1998 was $2,914,000 compared to $3,377,000 for the same period of 1997. The year-to-date loan loss provision for the Company in 1998 was $5,772,000 compared to $5,302,000 for 1997. The year to date increase in provision for loan losses was primarily due to increased loan charge-offs. Net loan charge-offs in the first six months of 1998 were $5,772,000 compared to $5,290,000 for the same period last year. The majority of the charge-offs in both periods were from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions, the related underwriting efforts and underwriting in order to minimize credit losses.

page>
UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

Non interest income totaled $40,258,000 for the second quarter of 1998 compared to $35,586,000 for the same period of 1997. For the first half of 1998, non-interest income increased to $78,571,000 from $69,139,000 for the prior year, an increase of 3.6%. Nearly all categories of fee income increased as the Company continues its efforts to grow this revenue source, which does not carry the credit and interest rate risk of interest-based revenue. Trust and custody services, service charges and trading income were the largest components of the increases in non interest income.

Non interest expense was $71,877,000 for the three months ended June 30, 1998 compared to $65,734,000 for the same period of 1997. For the first six months of 1998 non-interest expense was $142,416,000 compared to $128,795,000 for the first six months of 1997. In comparing the quarter and year-to-date increase the Company incurred increases in staffing, occupancy and equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, has contributed to the increase. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrade of cores operating systems. The prudent management of non-interest expense will continue to be a priority for the Company.

Financial Condition
Total assets at June 30, 1998 were $7.304 billion compared to $6.439 billion at June 30, 1997 and $7.054 billion at December 31, 1997. Loans, net of unearned interest, decreased to $2.669 billion as of June 30, 1998 compared to $2.735 billion at June 30, 1997. This decrease in loans reflects a very competitive loan market in which the Company operates. The increase in investment securities resulted from both a decrease in loans and an increase in deposits, the Company's primary funding source for its asset base. Total deposits increased to $5.595 billion at June 30, 1998 compared to $4.970 billion at June 30, 1997.

Non accrual and restructured loans totaled $12,321,000, 0.46% of loans, at June 30, 1998 compared to $4,769,000, 0.17% of loans, at June 30, 1997 and $4,120,000 at December 31, 1997, 0.15% of loans. Loans past due 90 days or more were $9,071,000, 0.34% of loans at June 31, 1998, compared to $8,456,000, 0.31% of loans at June 30, 1997and $7,752,000 at December 31,1997,0.28% of loans. The Company's loan quality remains strong by industry standards. This increase in non-accrual loans was primarily the result of one commercial credit risk, which is not expected to result in a significant loss. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At June 30, 1998 the Company's allowance for loan losses was $33,468,000 or 1.25% of outstanding loans. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate. Delinquency rates in the Company's bankcard loan portfolio are well below industry averages.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

Liquidity and Capital Resources
The Company's liquidity position continues to be strong. At June 30, 1998, the Company's average loan to deposit ratio was 51.5% compared to 53.0% at June 30, 1997. At June 30, 1998, the average life of the securities portfolio was 19 months with 43% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $644 million at June 30, 1998 compared to $594 million at June 30, 1997 and $624 million at year-end 1997. During the twelve months ended June 30, 1998 the Company increased its treasury stock holdings by $6 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At June 30, 1998, the net unrealized gain on securities available for sale was $5.8 million, compared to an unrealized loss of $1.7 million at June 30, 1997 and an unrealized gain of $3.9 million at December 31, 1997.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools which help measure the impact of various interest rate scenarios. One of these tools is a model which internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of June 30, 1998.

                        Net Portfolio Value
      Rates in
    Basis Points                         Dollar       Percentage
    (Rate Shock)          Amount         Change         Change
        200               $1,472,079       $62,970           4.47%
        100                1,448,810        39,702           2.82%
       Static              1,409,109             -              -%
       (100)               1,290,224      (118,884)        (8.44)%
       (200)               1,273,053      (136,055)        (9.66)%

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 1998


The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                              Six Months Ended
                                                  June 30,
RATIOS                                        1998           1997
Return on average assets                      0.85  %        0.93  %
Return on average equity                      9.29          10.27
Average equity to assets                      9.20           9.07
Tier 1 risk-based capital ratio              16.01          15.54
Total risk-based capital ratio               16.94          16.51
Leverage ratio                                8.26           8.31

Per Share Data
Earnings Basic                        $       1.45   $       1.45
Earnings Diluted                      $       1.44   $       1.44
Cash Dividends                        $       0.40   $       0.38
Dividend payout ratio                        27.59  %       26.21  %
Book value                            $      31.58   $      29.10

YEAR 2000

The approach of the year 2000 presents significant issues for many financial, information, and operating systems. Many systems in use today may not be able to interpret dates after December 31, 1999 appropriately, because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of the entity and the integrity of information processing, causing safety, operational and financial concerns.

The Company has adopted a plan to address the year 2000 issues. Actions include the following phases:inventory, solution, planning, renovation, testing and implementation. The Company plans to substantially complete the required software modifications or replacements in 1998. The Company also has an ongoing program to review the status of Year 2000 efforts of its business partners, vendors and large customers. While the Company believes it is taking all the appropriate steps to assure the Company's Year 2000 readiness, the Company is dependent on business partners, vendor and customer compliance to a large extent. The Company has estimated the cost it will pay to third parties to remediate or replace systems to achieve Year 2000 readiness at $10 to $15 million. A majority of this cost has already been incurred. In addition, the Company has and will continue to devote internal resources to complete this process. Continquency plans to this issue will vary depending upon the area of concern and the results of testing and communication received from business partners, vendors and customers. The Company has designed its plan to allow for the commitment of additional resources to take corrective action in the event that its original plan does not address the significant issues. Because the Company's Year 2000 remediation process is not complete and due to the reliance on business partners, vendor and customers the outcome of Year 2000 readiness is uncertain and may have a material adverse effect on the Company's future operating results.

PART II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  The following exhibit is filed herewith:
                  27-Article 9 of Regulation S-X Financial Data Schedule for June 30, 1998 Form 10-Q.

                  b)  Reports on Form 8-K:
                      The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

UMB FINANCIAL CORPORATION
FORM 10-Q
SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


UMB FINANCIAL CORPORATION



/s/ R. Crosby Kemper
R. Crosby Kemper
Chairman


/s/ Timothy M. Connealy
Timothy M. Connealy
Chief Financial Officer


Date:  August 14, 1998