Form 10-Q
period 1998-09-30
UMB FINANCIAL CORP
filed 1998-11-16
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934





                For the quarterly period ended September 30, 1998

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

       For the transition period from _______________ to ________________

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

                                    Yes X No

At September 30, 1998, UMB Financial Corporation had 20,278,943 shares of common stock outstanding. This is the only class of stock of the Company.

                                     UMB FINANCIAL CORPORATION
                                             FORM 10-Q
                                               INDEX



PART I.  Financial Information

Item 1.  Financial Statements

        Consolidated Balance Sheets as of September 30, 1998 and 1997
           (unaudited) and December 31, 1997 (audited)                        3

        Consolidated Statements of Income for the Three and Nine Months
        Ended September 30, 1998 and 1997 (unaudited)                         4

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1998 and 1997 (unaudited)                         5

        Consolidated Statements of Shareholders' Equity for the Nine Months
        Ended September 30, 1998 and 1997 (unaudited)                         6

        Notes to Consolidated Financial Statements                          7-8

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                9
            Analysis of Changes in Net Interest Income and Margin            10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11-15

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    16

              Signatures                                                     17



                            UMB FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  September 30,         December 31,
                                                           ------------------------------------------
ASSETS ................................................          1998           1997           1997
                                                           -----------   -----------    -----------
Loans:
    Commercial, financial and agricultural ............   $ 1,248,555    $ 1,272,474    $ 1,377,380
    Consumer (net of unearned interest) ...............       961,393      1,059,823      1,039,331
    Real estate .......................................       335,991        374,636        365,329
    Leases ............................................         4,797          2,658          3,991
    Allowance for loan losses .........................       (33,542)       (32,770)       (33,274)
                                                              -------        -------        -------
        Net Loans .....................................   $ 2,517,194    $ 2,676,821    $ 2,752,757
Securities available for sale:
    U.S. Treasury and agencies ........................   $ 2,117,736    $ 2,048,621    $ 2,162,242
    State and political subdivisions ..................         3,364          4,022          7,904
    Commercial paper and other ........................       261,587          8,947        261,595
                                                              -------          -----        -------
        Total securities available for sale ...........   $ 2,382,687    $ 2,061,590    $ 2,431,741
                                                          -----------    -----------    -----------
Securities held to maturity:
    State and political subdivisions ..................   $   609,200    $   391,662    $   452,762
                                                          -----------    -----------    -----------
            Total securities held to maturity (market value
        of $617,504, $394,777 & $456,745, respectively)   $   609,200    $   391,662    $   452,762
Federal funds and resell agreements ...................       115,809        107,689         71,213
Trading securities and other earning assets ...........        86,891         84,617         60,548
                                                               ------         ------         ------

            Total earning assets ......................   $ 5,711,781    $ 5,322,379    $ 5,769,021
Cash and due from banks ...............................       673,750        818,103        921,300
Bank premises and equipment, net ......................       194,737        167,435        172,811
Accrued income ........................................        75,609         74,886         72,627
Premium on and intangibles of purchased banks .........        55,150         62,103         60,464
Other Assets ..........................................        79,807         68,142         57,784
                                                               ------         ------         ------
             Total assets .............................   $ 6,790,834    $ 6,513,048    $ 7,054,007
                                                          ===========    ===========    ===========
LIABILITIES
Deposits:
    Noninterest-bearing demand ........................   $ 1,639,267    $ 1,818,071    $ 1,906,627
    Interest-bearing demand and savings ...............     2,309,251      2,032,850      2,290,923
    Time deposits under $100,000 ......................       875,630        892,965        881,173
    Time deposits of $100,000 or more .................       498,556        281,231        468,274
                     --------                                 -------        -------        -------

        Total deposits ................................   $ 5,322,704    $ 5,025,117    $ 5,546,997
Federal funds and repurchase agreements ...............       654,035        742,718        715,545
Short-term debt .......................................           300            471          1,116
Long-term debt ........................................        39,739         45,101         44,550
Accrued expenses and taxes ............................        49,493         54,033         56,735
Other liabilities .....................................        73,429         34,483         64,828
                                                               ------         ------         ------
            Total liabilities .........................   $ 6,139,700    $ 5,901,923    $ 6,429,771
                                                          -----------    -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 24,490,189; 23,503,084; & 24,490,189   $    24,490    $    23,503    $    24,490
    shares respectively
Capital surplus .......................................       608,980        558,009        608,964
Retained earnings .....................................       161,795        176,143        137,230
Net unrealized gain on securities available for sale ..        15,006          3,468          3,910
Unearned ESOP shares ..................................       (10,617)       (13,117)       (12,492)
Treasury stock, 3,941,901, 3,720,595 and
    3,737,430 shares, at cost, respectively ...........      (148,520)      (136,881)      (137,866)
                                                             --------       --------       --------
        Total shareholders' equity ....................   $   651,134    $   611,125    $   624,236
                                                          -----------    -----------    -----------
            Total liabilities and shareholders' equity    $ 6,790,834    $ 6,513,048    $ 7,054,007
                                                          ===========    ===========    ===========

See Notes to Consolidated Financial Statements

                            UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited in thousands)

                                                        Three Months                  Nine Months
                                                        Ended September 30,           Ended September 30,
INTEREST INCOME ...............................         1998           1997           1998            1997

Loans ........................................  $     57,388   $     61,232   $    175,053    $    175,516
Securities:
    Taxable interest .........................  $     36,399   $     31,035   $    102,334    $     95,651
    Tax-exempt interest ......................         6,454          4,368         17,542          12,077
                                                       -----          -----         ------          ------
        Total securities income ..............  $     42,853   $     35,403   $    119,876    $    107,728
                                                ------------   ------------   ------------    ------------
Federal funds and resell agreements ..........         2,396          2,209         10,736           6,179
Trading securities and other .................           972          1,276          3,260           3,677
                                                         ---          -----          -----           -----
            Total interest income ............  $    103,609   $    100,120   $    308,925    $    293,100
                                                ------------   ------------   ------------    ------------
INTEREST EXPENSE
Deposits ....................................   $     36,082   $     32,098   $    104,579    $     95,108
Federal funds and repurchase
    agreements ..............................         11,622         10,885         34,865          30,312
Short-term debt .............................              7              7             20              27
Long-term debt ..............................            892            814          2,470           2,647
                                                         ---            ---          -----           -----
        Total interest expense ..............   $     48,603   $     43,804   $    141,934    $    128,094
                                                ------------   ------------   ------------    ------------

Net interest income ........................... $     55,006   $     56,316   $    166,991    $    165,006
Provision for loan losses .....................        2,538          2,807          8,310           8,109
                                                       -----          -----          -----           -----
        Net interest income after provision ..  $     52,468   $     53,509   $    158,681    $    156,897
                                                ------------   ------------   ------------    ------------
NONINTEREST INCOME
Trust income .................................  $     11,987   $     11,824   $     36,306    $     33,588
Securities processing ........................         3,812          3,138         11,028           8,686
Trading and investment banking ...............         4,331          3,071         13,222           9,920
Service charges on deposits ..................         9,504          9,509         30,185          26,741
Other service charges and fees ...............         6,915          5,746         17,276          15,910
Bankcard fees ................................           156            377            986             968
Net investment security gains (losses)........             0            540             (5)            672
Other ......................................           1,793          1,568          4,984           5,708
                                                       -----          -----          -----           -----
        Total noninterest income ...........   $      38,498   $     35,773   $    113,982    $    102,193

NONINTEREST EXPENSE
Salaries and employee benefits .............   $      50,108   $     36,231   $    127,370    $    105,080
Occupancy, net ..............................          5,560          5,022         15,780          14,290
Equipment ...................................          7,869          7,282         22,772          20,396
Supplies and services .......................          5,174          5,024         15,226          15,311
Bankcard processing .........................              0              0              0               0
Marketing and business development ..........          3,502          4,547         13,116          13,068
Amortization of premium on purchased banks ..          1,780          1,754          5,314           5,371
Other ............................................     7,788          7,304         21,532          19,724
                                                       -----          -----         ------          ------
        Total noninterest expense ............. $     81,781   $     67,164   $    221,110    $    193,240
                                                ------------   ------------   ------------    ------------
Income before income taxes .....................$      9,185   $     22,118   $     51,553    $     65,850
Income tax provision ...........................       1,811          7,002         14,655          20,995
                                                       -----          -----         ------          ------
            NET INCOME ......................   $      7,374   $     15,116   $     36,898    $     44,855
                                                ============   ============   ============    ============

PER SHARE DATA
Net income - Basic ..........................   $       0.36   $       0.74   $       1.81    $       2.19
Net income - Diluted ........................   $       0.36   $       0.74   $       1.80    $       2.18
Dividends ...................................   $       0.20   $       0.19   $       0.60    $       0.57

Weighted average shares outstanding .........     20,334,817     20,441,486     20,392,415      20,462,448

See Notes to Consolidated Financial Statements

                            UMB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited in thousands)

                                                                   Nine Months Ended
                                                                       September 30,
                                                              --------------------------
                                                                     1998           1997
                                                              -----------    -----------
Operating Activities
Net Income ................................................   $    36,898    $    44,855
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses .........................         8,310          8,109
        Depreciation and amortization .....................        17,777         17,804
        Deferred income taxes .............................        (2,120)          (336)
        Net increase in trading securities ................       (26,343)        (4,803)
        Gains on sales of securities available for sale ...            (7)          (690)
        Losses on sales of securities available for sale ..            12             18
        Amortization of securities premiums,
            net of discount accretion .....................         1,153         11,739
        Earned ESOP shares ................................         1,943          1,906
        Changes in:
               Accrued income .............................        (2,982)        (2,169)
               Accrued expenses and taxes .................       (10,096)         5,325
        Other, net ........................................       (14,364)        16,694
                                                              -----------    -----------
            Net cash provided by operating activities ....    $    10,181    $    98,452
                                                              -----------    -----------

Investing Activities
Proceeds from maturities of investment securities .........   $    46,459    $    50,591
Proceeds from sales of investment securities ..............          --             --
Proceeds from sales of securities available for sale ......        16,981         86,596
Proceeds from maturities of securities available for sale .     6,483,938      1,585,763
Purchases of investment securities ........................      (204,875)      (124,418)
Purchases of securities available for sale ................    (6,433,981)    (1,347,996)
Net ( increase) decrease in loans .........................       227,253       (160,703)
Net increase in federal funds and resell agreements .......       (44,596)       (48,729)
Purchases of bank premises and equipment ..................       (34,725)       (27,002)
Proceeds from sales of bank premises and equipment ........           284             37
                                                              -----------    -----------
            Net cash provided by investing activities .       $    56,738    $    14,139
                                                              -----------    -----------

Financing Activities
Net decrease in demand and savings deposits ...............   $  (249,032)   $   (45,503)
Net increase (decrease) in time deposits ..................        24,739       (119,914)
Net increase (decrease) in fed funds/ repurchase agreements       (61,510)       128,323
Net decrease in short term borrowings .....................          (816)          (440)
Repayment of long term debt ...............................        (4,811)        (6,249)
Cash dividends ............................................       (12,333)       (11,659)
Proceeds from exercise of stock options ...................           123            194
Purchases of treasury stock ...............................       (10,829)       (11,871)
                                                              -----------    -----------
           Net cash used in financing activities ..........   $  (314,469)   $   (67,119)
                                                              -----------    -----------

Increase (decrease)  in cash and due from banks ...........   $  (247,550)   $    45,472
Cash and due from banks at beginning of year ..............       921,300        772,631
                                                              -----------    -----------
Cash and due from banks at end of period ..................   $   673,750    $   818,103
                                                              ===========    ===========

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                            Net
                                                                                         Unrealized
                                                        Common   Capital     Retained     Holding     Treasury    Unearned
                                                        Stock    Surplus     Earnings    Gain (Loss)     Stock        ESOP
                                                        -----    -------     --------    -----------     -----        ----
Balance - December 31, 1996 .........................   $23,503   $ 558,073    $ 142,947    $ (1,755)   $(125,288)   $(15,003)
Net income .........................................       --          --         44,855        --           --          --
Cash Dividends ......................................      --          --        (11,659)       --           --          --
Earned ESOP shares ..................................      --            20         --          --           --         1,886
Purchase of treasury stock ............................    --          --           --          --        (11,871)       --
Exercise of stock options .............................    --           (84)        --          --            278        --
Net unrealized gain on securities available for sale ..    --          --           --         5,223         --          --
                                                         -----        -----        -----       -----        -----       -----
Balance - September 30, 1997 .......................... $23,503   $ 558,009    $ 176,143    $  3,468    $(136,881)   $(13,117)
                                                        =======   =========    =========    ========    =========    ========


Balance - December 31, 1997 ..........................  $24,490   $ 608,964    $ 137,230    $  3,910    $(137,866)   $(12,492)
Net income ...........................................     --          --         36,898        --           --          --
Cash dividends .......................................     --          --        (12,333)       --           --          --
Earned ESOP shares ...................................     --            68         --          --           --         1,875
Purchase of treasury stock ...........................     --          --           --          --        (10,829)       --
Exercise of stock options ............................     --           (52)        --          --            175        --
Net unrealized gain on securities available for sale .     --          --           --        11,096         --          --
                                                         -----        -----        -----       -----        -----       -----
Balance - September 30, 1998 .........................  $24,490   $ 608,980    $ 161,795    $ 15,006    $(148,520)   $(10,617)
                                                        =======   =========    =========    ========    =========    ========

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

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


2.  Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. All share and per share data has been adjusted to reflect a 5% stock dividend paid on January 2, 1998. Diluted earnings per share takes into account the dilutive effect of 65,666 and 43,141 shares issuable under options granted by the Company at September 30, 1998 and 1997, respectively.

For the period ended September 30, 1998 the Company reported net income of $36,898,000. Its total comprehensive income, reported pursuant to SFAS No. 130 was $47,994,000, which includes the change in accumulated unrealized gains and losses on AFS securities, net of income taxes of $5,968,000. For the nine months ended September 30, 1997 comprehensive income was $50,078,000 which includes the change in accumulated unrealized gains and losses on AFS securities, net of income tax expense of $5,223,000.

4.  Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the nine months ended September 30, 1998 and 1997 (in thousands):

                                        Nine Months Ended September 30,
                                                1998                       1997
                              ----------------------     ----------------------
Balance January 1           $                33,274    $                33,414
Additions:
      Provision for loan losses               8,310                      8,109
                              ----------------------     ----------------------
                            $                41,584    $                41,523
                              ----------------------     ----------------------
Deductions:
      Charge-offs           $               (10,415)   $               (10,579)
      Less recoveries on loans
        previously charged-off                2,373                      1,826
                              ----------------------     ----------------------
        Net charge-offs     $                (8,042)   $                (8,753)
                              ----------------------     ----------------------
Balance, September 30       $                33,542    $                32,770
                              ======================     ======================

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

3.  Allowance for Loan Losses: (Continued)

At September 30, 1998 the amount of loans that are considered to be impaired under SFAS No. 114 was $12,851,000 compared to $4,763,000 at September 30, 1997 and $3,270,000 at December 31, 1997. At September 30, 1998 all of these loans are on a nonaccrual or restructured basis. Included in the impaired loans is $1,094,000 of loans for which the related allowance for loan losses is $271,000. The remaining $11,757.000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended September 30, 1998 was approximately $7,321,000.

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

                            UMB FINANCIAL CORPORATION
                        AVERAGE BALANCES/YIELDS AND RATES
                      (tax-equivalent basis) (in thousands)


                                              Nine Months Ended September 30,
                                                 1998               1997
                                           Average   Average   Average  Average
Assets                                    Balance Yield/Rate  Balance Yield/Rate

Loans, net of unearned interest ......   $ 2,678,042    8.77% $2,633,112   8.95%
Securities:
  Taxable ............................   $ 2,348,381    5.83  $2,182,969   5.86
  Tax-exempt .........................       523,429    6.54     353,905   6.63
                                             -------    ----     -------   ----

    Total securities ................... $2,871,810     5.96  $2,536,874   5.97
Federal funds and resell agreements .....    257,444    5.58     142,952   5.78
Other earning assets ....................     76,295    6.00      82,026   6.26
                                              ------    ----      ------   ----

    Total earning assets ................$5,883,591     7.22  $5,394,964   7.42
Allowance for loan losses ...............    (33,215)            (33,077)
Other assets ............................  1,120,514           1,109,134
                                           ---------           ---------

Total assets ........................... $6,970,890           $6,471,021
                                         ===========          ===========



Liabilities and Shareholders' Equity
Interest-bearing deposits .............. $3,575,556     3.91% $3,348,037   3.80%
Federal funds and repurchase agreements      911,615    5.11     810,409   5.00
Borrowed funds .........................      44,004    7.56      50,835   7.03
                                              ------    ----      ------   ----

    Total interest-bearing liabilities . $4,531,175     4.19  $4,209,281   4.07
Noninterest-bearing demand deposits ....  1,702,363           1,567,603
Other liabilities ...................        90,466             103,007
Shareholders' equity ................       646,886             591,130
                                            -------             -------

    Total liabilities and
                 shareholders' equity    $6,970,890           $6,471,021
                                        ===========           ==========



Net interest spread .................                   3.03%              3.35%
Net interest margin ...................                 4.00               4.25

                            UMB FINANCIAL CORPORATION
              ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                      (tax-equivalent basis) (in thousands)


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                           Three Months Ended                       Nine Months Ended
                                             September 30, 1998 vs. 1997        September 30, 1998 vs. 1997

                                                   Volume      Rate      Total      Volume       Rate       Total
Change in interest earned on:
    Loans .....................................   $(2,582)   $(1,288)   $(3,870)   $  2,980    $(3,530)   $   (550)
    Securities:
        Taxable ...............................     5,895       (531)     5,364       7,211       (528)      6,683
        Tax-exempt ............................     3,226       (235)     2,991       8,296       (233)      8,063
    Federal funds sold ........................       359       (172)       187       4,782       (225)      4,557
    Other .....................................      (225)       (99)      (324)       (262)      (159)       (421)
                                                     ----        ---       ----        ----       ----        ----
            Interest income ...................   $ 6,673    $(2,325)   $ 4,348    $ 23,007    $(4,675)   $ 18,332
                                                  -------    -------    -------    --------    -------    --------
Change in interest paid on:
    Interest-bearing deposits .................   $ 3,403    $   581    $ 3,984    $  6,597    $ 2,874    $  9,471
    Federal funds purchased ...................       745         (8)       737       3,858        695       4,553
    Borrowed funds ............................      (113)       191         78        (377)       193        (184)
                                                     ----        ---         --        ----        ---        ----
            Interest expense ..................   $ 4,035    $   764    $ 4,799    $ 10,078    $ 3,762    $ 13,840
                                                  -------    -------    -------    --------    -------    --------
Net interest income ...........................   $ 2,638    $(3,089)   $  (451)   $ 12,929    $(8,437)   $  4,492
                                                  =======    =======    =======    ========    =======    ========



                         ANALYSIS OF NET INTEREST MARGIN
                                                    Three Months Ended                          Nine Months Ended
                                                       September 30,                               September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                               1998             1997          Change          1998            1997          Change
Average earning assets ...............   $   5,941,734   $   5,442,324   $   499,410    $   5,883,591   $   5,394,964   $   488,627
Interest-bearing liabilities .........       4,610,053       4,211,793       398,260        4,531,175       4,209,281       321,894
                                             ---------       ---------       -------        ---------       ---------       -------
Interest free funds ..................   $   1,331,681   $   1,230,531   $   101,150    $   1,352,416   $   1,185,683   $   166,733
                                         =============   =============   ===========    =============   =============   ===========




Free funds ratio .................  ..          22.41%          22.61%        (0.20)%          22.99%          21.98%         1.01%
    (free funds to earning assets)

Tax-equivalent yield on earning assets           7.13%           7.49%        (0.36)%           7.22%           7.42%       (0.20)%
Cost of interest-bearing liabilities .           4.18            4.14          0.04             4.19            4.07         0.12
                                                 ----            ----          ----             ----            ----         ----
Net interest spread ..................           2.95            3.35         (0.40)            3.03            3.35        (0.32)%
Benefit of interest free funds .......           0.94            0.92          0.02             0.97            0.90         0.07
                                                 ----            ----          ----             ----            ----         ----
Net interest margin ..................           3.89%           4.27%        (0.38)%           4.00%           4.25%       (0.25)%
                                                 ====            ====         =====             ====            ====        =====

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Summary UMB Financial Corporation (the Company) earned net income of $7,374,000 for the three months ended September 30, 1998, compared to $15,116,000 for the same period a year earlier. Included in these results was a pretax charge of $10 million, taken in the third quarter of 1998, representing the cost to the Company for the termination and liquidation of its defined benefit pension plan. The Company's expense for this plan termination could be significantly less than the current estimate, depending on final settlement calculations, the purchase of annuity contracts and other factors. Final settlement should occur during the fourth quarter. On an operating basis, which excludes the nonrecurring pension expense, the Company earned $13,801,000 or $0.69 per share, compared to $0.74 for the third quarter of 1997. On a year-to-date basis earnings were $36,898,000, compared to $44,855,000 for the prior year. Excluding the pension plan termination charge the year-to-date earnings were $43,325,000, or $2.12 per share, compared to $2.19 per share for the prior year.

The Company's net interest income showed a small increase on a year-to-date basis. Non interest income increased for both periods as the Company continues to build on its substantial fee-based income. Non interest expenses were higher for both periods as the Company continues its investments in personnel, equipment and technology systems required to sustain long-term growth.

Included in this report are limited forward-looking statements concerning the Company's future financial condition and results of operations. These statements are the result of Management's current expectations based on information presently available. Actual results could differ from these expectations as a result of many factors including changes in economic conditions impacting customers ability to repay loans, interest rates and loan demand. Changes in technology, regulatory requirements and competition will also impact future results.

Results of Operations For the three months ended September 30, 1998 the Company earned net interest income of $55,006,000 compared to $56,316,000 for the third quarter of 1997. On a year-to-date basis net interest income increased to $166,991,000, compared to $165,006,000 for the same period last year. Loan volume and continued decreases in interest rates have impacted the growth rate of net interest income. While the average earning assets increased, the Company's net interest margin decreased to 4.00% compared to 4.25% for the same period of 1997. This decrease primarily resulted from continued pressure on short-term interest rates, which negatively impacted the yield on loans. The yield on the Company's investment portfolio for 1998 was relatively unchanged from the same period a year earlier. The Company is not willing to jeopardize the quality or liquidity of the investment portfolio by changing its long-term, prudent investment philosophy.

The Company's loan loss provision for the third quarter of 1998 was $2,538,000 compared to $2,807,000 for the same period of 1997. The year-to-date loan loss provision for the Company in 1998 was $8,310,000 compared to $8,109,000 for 1997. The third quarter decrease in provision for loan loss was primarily due to a decrease in net loan charge-offs. Net loan charge-offs in the first nine months of 1998 were $8,042,000 compared to $8,753,000 for the same period last year. The majority of the charge-offs in both periods were from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non interest income totaled $38,498,000 for the third quarter of 1998 compared to $35,773,000 for the same period of 1997. For the first nine months of 1998, non-interest income increased to $113,982,000 from $102,193,000 for the prior year, an increase of 11.5%. Nearly all categories of fee income increased as the Company continues its efforts to grow this revenue source, which does not carry the credit and interest rate risk of interest-based revenue. This continued double-digit growth in fee income was the result of increases in both commercial

               UMB FINANCIAL CORPORATION UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

and retail fee income, including brokerage activity, corporate trust and custody income, and traditional trust fees.

Non interest expense was $81,781,000 for the three months ended September 30, 1998 compared to $67,164,000 for the same period of 1997. For the first nine months of 1998 non-interest expense was $221,110,000 compared to $193,240,000 for the first nine months of 1997. Included in the 1998 results was a $10 million charge for the termination and the planned liquidation of the Company's defined benefit pension plan. This nonrecurring charge was required to fully fund the plan and distribute the assets to plan participants. The Company elected to fund and liquidate the pension plan and replace it with a benefit plan that is more closely tied to Company performance and not a defined benefit formula. The distribution of plan assets will also give participants discretion over asset investment decisions. In comparing the quarter and year-to-date increase the Company incurred increases in staffing, occupancy and equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, has contributed to the increase. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrade of core operating systems. The prudent management of non-interest expense will continue to be a priority for the Company.

Financial  Condition

Total assets at September 30, 1998 were $6.791 billion compared to $6.513 billion at September 30, 1997 and $7.054 billion at December 31, 1997. Loans, net of unearned interest, decreased to $2.551 billion as of September 30, 1998 compared to $2.710 billion at September 30, 1997. This decrease in loans reflects a very competitive loan market in which the Company operates. Total investment securities increased to $2.992 billion as of September 30, 1998 compared to $2.453 billion at September 30, 1997. The increase in investment securities resulted from the combined effect of a decrease in loans and an increase in deposits, the Company's primary funding source for its asset base. Total deposits increased to $5.323 billion at September 30, 1998 compared to $5.025 billion at September 30, 1997

Non accrual and restructured loans totaled $13,573,000, 0.53% of loans, at September 30, 1998 compared to $6,948,000, 0.26% of loans, at September 30, 1997 and $4,120,000 at December 31, 1997, 0.15% of loans. Loans past due 90 days or more were $9,093,000, 0.36% of loans at September 30, 1998, compared to $9,383,000, 0.35% of loans at September 30, 1997 and $7,752,000 at December 31,
1997, 0.28% of loans. The Company's loan quality remains strong by industry standards. This increase in non-accrual loans was primarily the result of one commercial credit risk, which is not expected to result in a significant loss. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At September 30, 1998 the Company's allowance for loan losses was $33,542,000 or 1.31% of outstanding loans. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate. Delinquency rates in the Company's bankcard loan portfolio are well below industry averages.

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. For the nine months ended September 30, 1998, the Company's average loan to deposit ratio was 50.7% compared to 53.6% at September 30, 1997. At September 30, 1998, the average life of the securities portfolio was 19 months with 43% of the portfolio matures during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Shareholders' equity totaled $651 million at September 30, 1998 compared to $611 million at September 30, 1997 and $624 million at year-end 1997. During the twelve months ended September 30, 1998 the Company increased its treasury stock holdings by $11.6 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At September 30, 1998, the net unrealized gain on securities available for sale was $15.0 million, compared to $3.4 million at September 30, 1997 and $3.9 million at December 31, 1997.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of September 30, 1998.

                                         Net Portfolio Value
                  Rates in
                Basis Points                   Dollar Change Percentage
                (Rate Shock)       Amount                    Change
                    200            $1,240,515      $33,416      2.77 %
                    100             1,230,712       23,613      1.96 %
                   Static           1,207,099            -          -%
                   (100)            1,170,928      (36,171)    (3.00)%
                   (200)            1,157,510      (49,589)    (4.11)%

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.
                                   Nine Months Ended
                                    September 30,
                                      1998 1997
RATIOS
Returnon average  assets              0.71% 0.93%
Return on average  equity             7.63 10.15
Averageequity to assets               9.28  9.14
Tier 1  risk-based  capital  ratio   15.82 15.52
Total risk-based capital ratio       16.73 16.45
Leverage ratio                        8.64  8.52

Per Share Data
Earnings Basic                      $ 1.81$ 2.19
Earnings Diluted                    $ 1.80$ 2.18
Cash Dividends                      $ 0.60$ 0.57
Dividend payout ratio                27.62%26.03%
Book value                          $32.11$29.90

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

YEAR 2000

The Year 2000 readiness issue is the result of computer programs that have been coded to define a year using two digits rather than four. For example, a substantial number of programs have date sensitive coding which may recognize a date using "00" as 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions to the Company's operations.

The Company has been actively working on this issue since 1996. A plan was developed in which Year 2000 issues are divided into two areas - those involving mission critical functions and those involving non-critical functions. Within these two areas, applications were further divided into those over which the Company had control and those which were controlled by outside vendors.

A five-step plan was then developed involving 1) inventory, 2) solution planning, 3) renovation, 4) testing, and 5) implementation. The approximate percentage of each type of mission critical application for which the Company has completed the respective step of the five-step plan is set forth below:

                      Company-Controlled Vendor-Controlled
                        Mission Critical Mission Critical

Inventory                  99%                  99%
Solution Planning          99%                  99%
Renovation                 99%                  83%
Testing                    99%                  81%
Implementation             90%                  77%

The Company also has made significant steps toward assessing its hardware and is making substantial progress toward replacing necessary equipment. All mainframe and mid-range systems are in place, and an inventory of personal computers is under way. The Company's five-step plan also applies to all identified non-information technology assets such as equipment containing embedded chips.

The Company estimates that the total cost of its Year 2000 project will be approximately $24 million dollars. Of this amount, $10 million was spent in 1997; approximately $12 million will be spent in 1998, and the remaining $2 million is projected for 1999. While these numbers are substantial, they include the cost of a significant number of system replacements that would have been required in the near future regardless of the Year 2000 issue. These costs are being funded through operating cash flows. Financial institutions are heavily dependent on technology, and the cost of Year 2000 efforts should be viewed in its context as a significant portion of the Company's annual Information Technology budget.

The Company has in place a program to investigate and quantify the Year 2000 issues arising from its relationships with third parties such as borrowers, vendors, counterparties, issuers of debt and equity securities in which the trust department of its subsidiary banks may invest, and service providers (e.g. the Federal Reserve system, telecommunications providers and electric utilities). Interfaces and connectivity with these parties and systems also present significant issues.

A failure of counterparties, significant suppliers, customers with substantial relationships, or failures in the payment system could have a substantial negative impact on the Company. In addition, the Company could face significant disruptions of business and financial losses if there were failures of telecommunications systems, utility systems, security clearing systems or other elements of the financial industry infrastructure.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

All of the foregoing is based on management's current assessment of the situation using information available to it. Other factors that might cause material changes include, but are not limited to, the loss of key personnel and the ability to respond to unforeseen complications. Because the Company's remediation process is not complete and due to the reliance on business partners, vendors, customers, utilities, telecommunications providers and others, the outcome of Year 2000 readiness is uncertain and such issues may have a material adverse effect on the Company's future financial condition and future operating results. At this point it is impossible to assess a "worst case" scenario.

The Company continues to develop contingency plans to cover failures due to Year 2000 issues relating to its operations, physical locations, products, suppliers, public infrastructure and customers. Contingency planning is expected to be substantially complete by year-end.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1998


PART II. Other Information Item 6. Exhibits and Reports on form 8-K a) The following exhibit is filed herewith: 27-Article 9 of Regulation S-X Financial Data Schedule for September 30, 1998 Form 10-Q. b) Reports on Form 8-K: The Company filed an 8-K on September 15,1998 to disclose its nonrecurring charge for the pension plan termination.

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


Date:  November 13, 1998