Form 10-K
period 1998-12-31
UMB FINANCIAL CORP
filed 1999-03-30
CIK 101382

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

For the fiscal year ended: December 31, 1998

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

  As of February 28, 1999, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $664,314,000 based on the NASDAQ closing price of that date.

  Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at February 28, 1999
     Common Stock, $1.00 Par Value                   20,127,747

                      DOCUMENTS INCORPORATED BY REFERENCE

         Company's 1999 Proxy Statement dated March 12, 1999--Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

 Item                                                                     Page
 ----                                                                     ----
                                     PART I

   1.  Business....................................................        1
   2.  Properties..................................................        4
   3.  Legal Proceedings...........................................        5
   4.  Submission of Matters to a Vote of Security Holders.........        5

                                    PART II

       Market for the Registrant's Common Equity and Related Stock-
   5.  holder Matters..............................................        5
   6.  Selected Financial Data.....................................        5
   7. Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................        5
  7a. Quantitative and Qualitative Disclosure about Market Risk....        5
   8.  Financial Statements and Supplementary Data.................        5
   9. Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................        5

                                    PART III

  10.  Directors and Executive Officers of the Registrant..........        6
  11.  Executive Compensation......................................        6
       Security Ownership of Certain Beneficial Owners and Manage-
  12.  ment........................................................        6
  13.  Certain Relationships and Related Transactions..............        6

                                    PART IV

       Exhibits, Financial Statement Schedules and Reports on Form
  14.  8-K.........................................................       6-7
 Signatures.........................................................       8
 Financial Information..............................................   Appendix A

                                    PART I

ITEM 1. BUSINESS

General

  UMB Financial Corporation (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns all of the outstanding stock of 16 commercial banks, a credit card bank, a bank real estate corporation, a reinsurance company, a community development corporation, a consulting company, a data services company and a trust company.

  The Company's 16 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 11 located in Missouri, one each in Kansas, Illinois, Colorado, Nebraska and Oklahoma, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 1998, is included on page A-52 of the attached Appendix, and is incorporated herein by reference.

  UMB, U.S.A. n.a. is a credit card bank located in Nebraska. UMB, U.S.A. n.a. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

  Other subsidiaries of the Company are UMB Properties, Inc., United Missouri Insurance Company, UMB Community Development Corporation, UMB Consulting Services, Inc. and UMB Data Corporation. UMB Properties, Inc. is a real estate company that leases facilities to certain subsidiaries and acquires and holds land and buildings for anticipated future facilities. United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. UMB Community Development Corporation provides low-cost mortgage loans to low- to moderate-income families for acquiring or rehabing owner-occupied housing in Missouri, Kansas, Illinois, Nebraska, Oklahoma and Colorado. UMB Consulting Services, Inc. offers regulatory and compliance assistance to regional banks. UMB Data Corporation provides complete correspondent services to banks throughout the region.

  On a full-time equivalent basis at December 31, 1998, UMB Financial Corporation and subsidiaries employed 4,070 persons.

Competition

  The commercial banking business is highly competitive. Affiliate banks compete with other commercial banks and with other financial institutions, including savings and loan associations, finance companies, mutual funds, mortgage banking companies and credit unions. In recent years, competition has also increased from institutions, such as mutual fund companies, brokerage companies and insurance companies, not subject to the same geographical and other regulatory restrictions as domestic banks and bank holding companies.

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

  A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, with limited exceptions. There are also various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. The Company and its subsidiaries are also subject to certain restrictions on issuance, underwriting and distribution of securities. It is Federal Reserve Board policy that a bank holding company, such as the Company, should serve as a source of managerial and financial strength for each of its subsidiaries, and commit resources to them, even in circumstances in which it might not do so in absence of such policy.

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

  Proposals to change the laws and regulations governing the banking industry are periodically introduced in the United States Congress, state legislatures and various bank regulatory agencies. Included within such proposals are those introduced in the past two years, and those currently pending in Congress, that would among other things permit some cross ownership of the banking, insurance and securities industry. The likelihood and timing of any such proposals or bills, and the impact, if any, that they might have on the Company and its subsidiaries and their operations, cannot be determined at this time.

  Information regarding capital adequacy standards of the Federal banking regulators is included on pages A-18, A-19, A-36 and A-37 of the attached Appendix, and is incorporated herein by reference.

  Information regarding dividend restrictions is on page A-36 of the attached Appendix, incorporated herein by reference.

Statistical Disclosure

  The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout pages A-2 through A-24 of the attached Appendix under the captions of "Five-Year Financial Summary" and "Financial Review," and such information is incorporated herein by reference.

Executive Officers

  The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name                      Age                Position with Registrant
----                      ---                ------------------------
R. Crosby Kemper........   72 Chairman of the Board and Chief Executive Officer since
                              1972. Chairman and Chief Executive Officer of UMB Bank,
                              n.a. (a subsidiary of the Company) from 1971 through
                              1995, and as Chairman through January, 1997.
Alexander C. Kemper.....   33 A son of R. Crosby Kemper. President of the Company
                              since January, 1995. President of UMB Bank, n.a. since
                              January, 1994, President and Chief Executive Officer
                              since January, 1996, and as Chairman, President and
                              Chief Executive Officer since January, 1997.
Peter J. Genovese.......   52 Vice Chairman of the Board since 1982. Chairman and
                              Chief Executive Officer of UMB Bank of St. Louis, n.a.
                              (a subsidiary of the Company) since 1979.
Rufus Crosby Kemper III.   48 A son of R. Crosby Kemper. Vice Chairman of the Board
                              since January, 1995. President of UMB Bank of St.
                              Louis, n.a. since 1993. Executive Vice President of UMB
                              Bank, n.a. prior thereto.
J. Lyle Wells, Jr. .....   71 Vice Chairman of the Board of the Company since 1993.
                              Vice Chairman of the Board of UMB Bank, n.a. since
                              1982.
Royce M. Hammons........   53 President and Chief Executive Officer of UMB Oklahoma
                              Bank (a subsidiary of the Company) since 1987.
Richard A. Renfro.......   64 President of UMB National Bank of America, Salina,
                              Kansas, (a subsidiary of the Company) since 1986.
James A. Sangster.......   44 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1993. Executive Vice President prior thereto.
William C. Tempel.......   60 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1997, having previously served as President and
                              Chief Executive Officer of UMB Bank Kansas (a former
                              subsidiary of the Company).
Douglas F. Page.........   55 Executive Vice President of the Company since 1984 and
                              Divisional Executive Vice President, Loan
                              Administration, of UMB Bank, n.a. since 1989.

Name                     Age                Position with Registrant
----                     ---                ------------------------
Timothy M. Connealy.....  41 Chief Financial Officer since 1994. Chief Financial
                             Officer of UMB Bank Kansas prior thereto.
James C. Thompson.......  56 Divisional Executive Vice President of UMB Bank, n.a.
                             since July, 1994. Executive Vice President of UMB Bank
                             of St. Louis, n.a. since 1989.
E. Frank Ware...........  54 Executive Vice President of UMB Bank, n.a. since 1985.
James D. Matteoni.......  56 Chief Information Officer of UMB Bank, n.a. since 1996.
Dennis R. Rilinger......  51 Divisional Executive Vice President and General Counsel
                             of UMB Bank, n.a. since 1996.
Mark A. Schmidtlein.....  39 Divisional Executive Vice President of UMB Bank, n.a.
                             since 1996. Senior Vice President prior thereto.
Dennis L. Triplett......  52 Divisional Executive Vice President of UMB Bank, n.a.
                             since 1995. Regional Bank President prior thereto.
Shelia Kemper Dietrich..  42 A daughter of R. Crosby Kemper. Executive Vice
                             President of UMB Bank, n.a. since 1993.
David D. Kling..........  52 Divisional Executive Vice President of UMB Bank, n.a.
                             since 1997.

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

  At December 31, 1998 the Company's affiliate banks operated a total of 16 main banking houses and 152 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank.

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

  Additional information with respect to premises and equipment is presented on page A-34 and A-35 of the attached Appendix, which is incorporated herein by reference.

  In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 1998. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The Company's stock is traded on the NASDAQ National Market System under the symbol "UMBF." As of December 31, 1998, the Company had 2,489 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page A-24 of the attached Appendix and is hereby incorporated by reference.

  Information concerning restrictions on the ability of Registrant to pay dividends and Registrant's subsidiaries to transfer funds to Registrant is contained on page A-21 and A-22 of the attached Appendix and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

  See the "Five-Year Financial Summary" on page A-2 of the attached Appendix, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See the "Financial Review" on pages A-3 through A-24 of the attached Appendix, which is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See the "Financial Review" on pages A-19 to A-22 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:

    Consolidated Financial Statements -- pages A-25 through A-47.

    Summary of Operating Results by Quarter -- page A-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors is included in the Company's 1999 Proxy Statement under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

  This information is included in the Company's 1999 Proxy Statement under the captions "Executive Compensation," "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation," "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

  This information is included in the Company's 1999 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.

Security Ownership of Management

  This information is included in the Company's 1999 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is included in the Company's 1999 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

  Set forth below are the consolidated financial statements of the Company appearing on the indicated pages of the attached Appendix, which are hereby incorporated by reference.

                                                            Page Reference in
                                                          the attached Appendix
                                                          ---------------------
Consolidated Balance Sheet as of December 31, 1998, 1997
 and 1996................................................         A-25
Consolidated Statement of Income for the Three Years
 Ended December 31, 1998.................................         A-26
Consolidated Statement of Cash Flows for the Three Years
 Ended December 31, 1998.................................         A-27
Consolidated Statement of Shareholders' Equity for the
 Three Years Ended December 31, 1998.....................         A-28
Notes to Financial Statements............................       A-29-A-47
Independent Auditors' Report.............................         A-48

  Condensed financial statements for parent company only may be found on page A-47. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

Reports on Form 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of 1998.

Exhibits

  The following Exhibit Index lists the Exhibits to Form 10-K.

      Exhibit
      Number                           Description
      -------                          -----------
     (3a)      Articles of incorporation filed as Exhibit 3a to Form S-4,
               Registration No. 33-56450*
     (3b)      Bylaws filed as Exhibit 3b to Form S-4, Registration No.
               33-56450*
     (4)       Description of the Registrant's common stock in Amendment
               No. 1 on Form 8 to its General Form for Registration of
               Securities on Form 10, dated March 5, 1993.*
               The Registrant's Articles of Incorporation and Bylaws are
               attached as Exhibits 3(a) and 3(b), respectively, to the
               Registrant's Registration Statement on Form S-4
               (Commission file no. 33-56450) and are incorporated herein by reference in response to Exhibit 3 above. The following portions of those documents define some of the rights of
               the holders of the Registrant's common stock, par value
               $1.00 per share: Articles III (authorized shares), "X"
               (amendment of the Bylaws) and XI (amendment of the
               Articles of Incorporation) of the Articles of
               Incorporation and Articles II (shareholder meetings),
               Sections 2 (number and classes of directors) and 3
               (Election and Removal of Directors) of Article III,
               Section 1 (stock certificates) of Article VII and Section
               4 (indemnification) of Article VIII of the Bylaws.
               Note: No long-term debt instrument issued by the
               Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with
               paragraph 4 (iii) of Item 601 of Regulation S-K, the
               Registrant will furnish to the Commission, upon request,
               copies of long-term debt instruments and related
               agreements.
     (10a)     1981 Incentive Stock Option Plan as amended November 27,
               1985 and October 10, 1989, filed as Exhibit 10 to report
               on Form 10-K for the fiscal year ended December 31, 1989*
     (10b)     1992 Incentive Stock Option Plan filed as Exhibit 28 to
               Form S-8, Registration No.
               33-58312*
     (10c)     An Agreement and Plan of Merger between United Missouri
               Bancshares, Inc. and CNB Financial Corporation filed as
               Exhibit 2 to the Registrant's current report on Form 8-K
               dated October 28, 1992*
     (10d)     Indenture between United Missouri Bancshares, Inc., Issuer and NBD Bank, N.A., Trustee, filed as Exhibit 4a to Form
               S-3, Registration No. 33-55394*
     (11)      Statement regarding computation of per share earnings
     (12)      Statement regarding computation of earnings to fixed
               charges
     (21)      Subsidiaries of the Registrant
     (23)      Consent of Deloitte & Touche LLP
     (24)      Powers of Attorney
     (27)      Financial Data Schedule

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

Date: March 29, 1999

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

 Newton A. Campbell*    Director
______________________
  Newton A. Campbell

William Terry Fuldner*  Director
______________________
William Terry Fuldner

                        Director
______________________
    Jack T. Gentry

  Peter J. Genovese*    Director
______________________
  Peter J. Genovese


                           C.N. Hoffman, III*    Director
                         ______________________
                           C.N. Hoffman, III
                          Alexander C. Kemper*   Director
                         ______________________
                          Alexander C. Kemper
                         R. Crosby Kemper III*   Director
                         ______________________
                          R. Crosby Kemper III
                         Daniel N. League, Jr.*  Director
                         ______________________
                         Daniel N. League, Jr.
                                                 Director
                         ______________________
                           William J. McKenna
                                                 Director
                         ______________________
                              Roy E. Mayes
                           John H. Mize, Jr.*    Director
                         ______________________
                           John H. Mize, Jr.
                                                 Director
                         ______________________
                            Mary Lynn Oliver
                                                 Director
                         ______________________
                             W. L. Orscheln


                                Director
_______________________________
       Robert W. Plaster


        Alan W. Rolley*         Director
_______________________________
        Alan W. Rolley


     Herman R. Sutherland*      Director
_______________________________
     Herman R. Sutherland


     E. Jack Webster, Jr.*      Director
_______________________________
     E. Jack Webster, Jr.


                                Director
_______________________________
       Joseph F. Ruysser


       John E. Williams*        Director
_______________________________
       John E. Williams


      Thomas D. Sanders*        Director
_______________________________
       Thomas D. Sanders


          Jon Wefald*           Director
_______________________________
          Jon Wefald


      L. Joshua Sosland*        Director
_______________________________
       L. Joshua Sosland


      */s/ R. Crosby Kemper
-------------------------------------
          R. Crosby Kemper
 Attorney-in-Fact for each director

Date: March 29, 1999

                               ----------------

                            THIS PAGE INTENTIONALLY

                                   LEFT BLANK

                               ----------------

                           UMB FINANCIAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                      Pages
                                                                      -----
Consolidated Balance Sheet........................................     A-25
Consolidated Statement of Income..................................     A-26
Consolidated Statement of Cash Flows..............................     A-27
Consolidated Statement of Shareholders' Equity....................     A-28
Notes to Financial Statements..................................... A-29 to A-47
Independent Auditors' Report......................................     A-48
Selected Financial Data ("Five-Year Financial Summary")...........     A-2
Management's Discussion and Analysis of Financial Condition and
 Results of Operations
 ("Financial Review")............................................. A-3 to A-24

                           UMB FINANCIAL CORPORATION

                          FIVE-YEAR FINANCIAL SUMMARY

                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
                                   (in thousands except per share data)
Earnings
Interest income.........  $  409,625  $  393,329  $  372,077  $  357,055  $  323,260
Interest expense........     187,092     171,794     164,581     157,787     136,064
Net interest income.....     222,533     221,535     207,496     199,268     187,196
Provision for loan
 losses.................      10,818      11,875      10,565       5,090       2,640
Noninterest income......     156,535     139,419     128,245     111,220     115,968
Noninterest expense.....     292,274     259,278     239,646     227,775     230,125
Net income..............      54,214      61,704      57,532      52,176      47,814

Average Balances
Assets..................  $7,017,417  $6,482,613  $6,137,232  $5,899,169  $6,372,607
Loans, net of unearned
 interest...............   2,640,933   2,649,023   2,437,829   2,346,325   2,148,606
Securities*.............   3,005,330   2,538,690   2,487,641   2,382,248   2,844,306
Deposits................   5,318,351   4,929,799   4,667,956   4,581,349   5,021,401
Long-term debt..........      42,584      48,907      55,349      44,450      50,370
Shareholders' equity....     650,078     598,631     574,343     597,401     572,446

Year-End Balances
Assets..................  $7,648,098  $7,054,007  $6,511,986  $6,281,328  $6,599,020
Loans, net of unearned
 interest...............   2,559,136   2,786,031   2,557,641   2,406,138   2,269,617
Securities*.............   3,755,049   2,884,503   2,706,549   2,694,781   2,660,047
Deposits................   5,896,804   5,546,997   5,190,534   4,813,683   5,132,834
Long-term debt..........      39,153      44,550      51,350      40,736      46,330
Shareholders' equity....     662,767     624,236     582,477     575,959     557,306

Per Share Data
Earnings--basic.........  $     2.66  $     3.02  $     2.75  $     2.29  $     2.05
Earnings--diluted.......        2.65        3.01        2.74        2.28        2.04
Cash dividends..........        0.80        0.76        0.72        0.67        0.63
Dividend payout ratio...       30.08%      25.17%      26.18%      29.26%      30.73%
Book value..............  $    32.68  $    30.55  $    28.13  $    26.78  $    24.18
Market price
 High...................       64.50       54.50       39.76       41.05       28.49
 Low....................       40.75       36.19       30.61       24.73       24.32
 Close..................       45.88       54.50       38.57       31.97       25.77

Ratios
Return on average
 assets.................        0.77%       0.95%       0.94%       0.88%       0.75%
Return on average
 equity.................        8.34       10.31       10.02        8.73        8.35
Average equity to
 assets.................        9.26        9.23        9.36       10.13        8.98
Total risk-based capital
 ratio..................       15.57       16.26       15.63       16.16       17.85

--------
*Securities include investment securities and securities available for sale.

                           UMB FINANCIAL CORPORATION

                               FINANCIAL REVIEW

  The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ending December 31, 1998. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

  Estimates and forward-looking statements are included in this review and as such are subject to certain risks, uncertainties and assumptions that are beyond the Company's ability to control or estimate precisely. These statements are based on current financial and economic data and management's expectations concerning future developments and their effects. They include, but are not limited to, statements relating to the Company's and various third parties' year 2000 readiness efforts. There can be no assurance that results or future developments will be in accordance with the Company's expectations or that the effect of future developments on the Company will be those anticipated by the Company.

  Factors that could cause material differences in actual operating results include, but are not limited to, the impact of competition; changes in pricing, loan demand, consumer savings habits, employee costs and interest rates; the ability of customers to repay loans; changes in U.S. or international economic or political conditions, such as inflation or fluctuation in interest or foreign exchange rates; disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure; the unavailability or increased cost of certain resources, including, without limitation, those associated year 2000 issues; the ability of third parties to successfully deal with their year 2000 issues, the unanticipated costs and disruption in operations due to year 2000 non-compliance of the Company and/or its affiliates, customers, suppliers, counterparties, public utilities, issuers of investment securities, and other entities. While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis contained in the Company's annual and quarterly reports, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

OVERVIEW

  The Company recorded consolidated net income of $54.2 million for the year ended December 31, 1998. This represents a 12.2% decrease over 1997 net income of $61.7 million. Net income for 1997 represented a 7.3% increase over 1996 results of $57.5 million. Earnings per share for the year ended December 31, 1998 was $2.66, compared to $3.02 in 1997 and $2.75 in 1996. Earnings per share for 1998 decreased 11.9% over 1997 per share earnings, which was a 9.8% increase over 1996. Both the net income and earnings per share results for 1998 were affected by a one-time charge for the termination and liquidation of the Company's defined benefit pension plan. Excluding this one-time charge, 1998 net income was $59.0 million, or $2.90 per share. This represents a 4.0% decrease in per share earnings, for 1998 as compared with 1997.

  The decrease in the Company's earnings for 1998, excluding the impact of the pension termination, was primarily the result of achieving only minimal growth in net interest income. During 1998, net interest income increased only marginally as compared with 1997, while the increase in noninterest income did not offset the increase in operating cost. The Company's improvement in earnings for 1997 and 1996 was the result of increases in both net interest income and noninterest income, partially offset by increased operating expenses. In 1996, however, increases in noninterest income drove a larger percentage of the change. In addition, the Company more than doubled the provision for loan losses in 1996, as compared to a 12.4% increase in 1997. Return on average assets was 0.77%, 0.95% and 0.94% for each of the years in the three year period ended December 31, 1998, respectively. Return on average shareholders' equity was 8.34% for 1998, 10.31% for 1997 and 10.02% for 1996. Excluding the pension termination charge, the Company's return on assets was 0.84% and return on equity was 9.07% for 1998.

  The Company's consolidated asset total was $7.6 billion at December 31, 1998, compared to $7.1 billion at year-end 1997 and $6.5 billion at year-end 1996. Average assets for 1998, 1997 and 1996 were $7.0 billion, $6.5 billion and $6.1 billion, respectively. The increase in year-end asset totals, as compared to the average for the year, was primarily the result of year-end tax receipts deposited by various state and local government entities. Average totals are more indicative of the Company's asset base on an ongoing basis. Average loans as a percentage of average assets were 37.6% in 1998, 40.9% in 1997 and 39.7% in 1996. Average deposits were $5.3 billion in 1998, $4.9 billion in 1997 and $4.7 billion in 1996.

RESULTS OF OPERATIONS

Net Interest Income

  Net interest income is the Company's primary source of earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on the liabilities. Net interest income is affected by the volumes of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each. Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the prior two years. Net interest margin is calculated as net interest income, on a fully tax-equivalent basis (FTE), as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free funding sources. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 1994 through 1998 are presented on pages A-50 and A-51. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily obligations of state and local governments.

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

                        Average
    Average Volume       Rate                                    Increase (Decrease)
 --------------------- ----------                             --------------------------
    1998       1997    1998  1997        1998 vs. 1997        Volume     Rate     Total
 ---------- ---------- ----  ----  ------------------------   -------  --------  -------
                                   Change in interest
                                    earned on:
 $2,640,933 $2,649,023 8.66% 8.95%  Loans..................   $  (722) $ (7,480) $(8,202)
                                    Securities:
  2,448,290  2,166,628 5.75  5.87    Taxable...............    16,230    (2,616)  13,614
    557,040    372,062 6.43  6.61    Tax-exempt............    11,919      (665)  11,254
                                    Federal funds sold and
    224,121    138,787 5.49  6.07   resell  agreements.....     4,754      (868)   3,886
     72,217     83,668 5.87  6.13   Other..................      (680)     (207)    (887)
 ---------- ---------- ----  ----                             -------  --------  -------
 $5,942,601 $5,410,168 7.10% 7.43%   Total.................   $31,501  $(11,836) $19,665
                                   Change in interest
                                    incurred on:
                                    Interest-bearing
 $3,616,069 $3,353,593 3.83% 3.82%  deposits...............   $10,043  $    374  $10,417
                                    Federal funds purchased
                                    and  repurchase
    920,637    800,128 4.94  5.06   agreements.............     5,974      (983)   4,991
     43,278     49,473 7.48  6.77   Other..................      (443)      333     (110)
 ---------- ---------- ----  ----                             -------  --------  -------
 $4,579,984 $4,203,194 4.08% 4.09%   Total.................   $15,574  $   (276) $15,298
 ========== ========== ====  ====                             -------  --------  -------
                                   Net interest income.....   $15,927  $(11,560) $ 4,367
                                                              =======  ========  =======

                        Average
    Average Volume       Rate                                   Increase (Decrease)
 --------------------- ----------                             -------------------------
    1997       1996    1997  1996        1997 vs. 1996        Volume    Rate     Total
 ---------- ---------- ----  ----  ------------------------   -------  -------  -------
                                   Change in interest
                                    earned on:
 $2,649,023 $2,437,829 8.95% 9.09%  Loans..................   $18,939  $(3,428) $15,511
                                    Securities:
  2,166,628  2,169,823 5.87  5.66    Taxable...............      (181)   4,373    4,192
    372,062    317,818 6.61  6.68    Tax-exempt............     3,587     (229)   3,358
                                    Federal funds sold and
    138,787    185,624 6.07  5.39   resell  agreements.....    (2,738)   1,151   (1,587)
     83,668     69,244 6.13  6.12   Other..................       884        7      891
 ---------- ---------- ----  ----                             -------  -------  -------
 $5,410,168 $5,180,338 7.43% 7.33%   Total.................   $20,491  $ 1,874  $22,365
                                   Change in interest
                                    incurred on:
                                    Interest-bearing
 $3,353,593 $3,281,783 3.82% 3.75%  deposits...............   $ 2,720  $ 2,095  $ 4,815
                                    Federal funds purchased
                                    and  repurchase
    800,128    771,522 5.06  4.84   agreements.............     1,414    1,702    3,116
     49,473     56,383 6.77  7.21   Other..................      (478)    (240)    (718)
 ---------- ---------- ----  ----                             -------  -------  -------
 $4,203,194 $4,109,688 4.09% 4.00%   Total.................   $ 3,656  $ 3,557  $ 7,213
 ========== ========== ====  ====                             -------  -------  -------
                                   Net interest income.....   $16,835  $(1,683) $15,152
                                                              =======  =======  =======

  FTE interest income increased by $19.7 million during 1998 to $421.9 million compared to $402.2 million for 1997. Interest income for 1997 represented a $22.3 million increase over the total for 1996 of $379.9 million. Interest expense in 1998 amounted to $187.1 million, a $15.3 million increase over 1997 expense of $171.8 million. Interest expense in 1997 increased by $7.2 million from 1996 expense of $164.6 million. These changes resulted in an increase in net interest income for 1998 of $4.4 million to $234.8 million compared to $230.4 million for 1997 and $215.3 million in 1996.

Table 2: Analysis of Net Interest Margin

                                                1998        1997      Change
                                             ----------  ----------  --------
                                                     (in thousands)
Average earning assets...................... $5,942,601  $5,410,168  $532,433
Interest-bearing liabilities................  4,579,984   4,203,194   376,790
                                             ----------  ----------  --------
Interest-free funds......................... $1,362,617  $1,206,974  $155,643
                                             ==========  ==========  ========
Free funds ratio (free funds to earning as-
 sets)......................................      22.93%      22.31%     0.62%
                                                  =====       =====      ====
Tax-equivalent yield on earning assets......       7.10%       7.43%    (0.33)%
Cost of interest-bearing liabilities........       4.08        4.09     (0.01)
                                                   ----        ----     -----
Net interest spread.........................       3.02%       3.34%    (0.32)%
Benefit of interest-free funds..............       0.93        0.92      0.01
                                                   ----        ----      ----
Net interest margin.........................       3.95%       4.26%    (0.31)%
                                                   ====        ====     =====

  Average earning assets increased by approximately 10.0% in 1998 compared to 4.0% in 1997. These assets totaled $5.9 billion in 1998 compared to $5.4 billion in 1997 and $5.2 billion in 1996. The increase in average earning assets for 1998 was primarily attributable to the Company's investment security portfolio, which increased by 18.4% as compared to 1997. Average loans during 1998 decreased by 0.3% compared to the prior year. During 1997, average loans increased by 8.7% compared to a 2.1% increase in average investment securities. During 1996, the increase was evenly distributed to both loans and investment securities. Increases in both interest bearing and noninterest bearing deposits as well as repurchase agreements funded the increase in earning assets for 1998. The increase in average earning assets for 1997 was funded by an increase in both interest-bearing and noninterest-bearing demand deposits. The increase in 1996 was funded by an increase in federal funds purchased and an increase in deposits.

  The Company's net interest spread was 3.02% in 1998, 3.34% in 1997 and 3.33% in 1996. Net interest spread is calculated as the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities. As a result of the change in the earning asset mix and the related funding source, the Company's net interest margin decreased to 3.95%, compared to 4.26% in 1997 and 4.16% in 1996. The decrease in both net interest spread and margin for 1998 as compared to 1997 was the result of a lower rate earned on total earning assets, which decreased to 7.10% from 7.43% in 1997. This change was the result of both a decrease in interest rates and a change in the mix of interest earning assets. During 1998, loans comprised 44% of earning assets, as compared with 49% during 1997. In addition, the yield on both loans and securities declined as a result of the decrease in market rates during the year. The Company's funding mix and cost of funds was relatively unchanged in 1998 as compared to 1997. In 1997, as compared to 1996, loans comprised a higher percentage of earning assets. In addition, non-interest-bearing deposits represented a larger portion of total funding sources. The yield on loans during 1997, as compared with 1996, decreased by 14 basis points, while the yield on securities increased by 18 basis points. These factors resulted in a 10 basis point improvement in net interest margin in 1997. The Company's asset mix and funding costs were relatively unchanged in 1996 as compared to 1995. The rate earned on loans in 1996, as compared with 1995, decreased by 24 basis points, while the yield on the security portfolio increased by 27 basis points. These changes had an offsetting effect, resulting in a flat net interest margin in 1996 compared with 1995.

  During both 1997 and 1996, the decrease in the rate earned on loans was at least partially offset by an increase in the yield on the investment portfolio. The rate pressure on the loan portfolio, resulting from declining interest rates and a very competitive loan market, continued throughout 1998. The Company was able to increase the yield on its very liquid investment securities portfolio during 1997 and 1996 by reinvesting maturities at higher yields and altering the mix of the portfolio. The Company was unable to increase or maintain its yield on the investment portfolio during 1998. As a result of extended pressure on short-term interest rates, the Company was unable to reinvest maturing securities at comparable or higher yields.

  The cause and level of the increase in net interest income in 1998 from that experienced in 1997 can be seen in the information in Table 1. During 1998, increases in core deposit and repurchase agreements funded the growth in average earning assets. This growth was limited to increases in investment securities. The spread earned on this growth was, for the most part, offset by a reduced rate earned on earning assets, primarily loans. The average rate earned on loans during 1998 decreased by 29 basis points as compared to 1997. The Company's cost of funds during 1998 decreased by only 1 basis point. The majority of the increase in net interest income for 1997 was the result of a volume/mix change in earning assets. Over 90% of the increase in interest income relating to volume changes for 1997 resulted from an increase in loans. During 1997, the yield on earning assets increased 10 basis points from one year earlier. This compares to a 9 basis point increase in the cost of funds for the same period.

Table 3: Allocation of Allowance for Loan Losses

  This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category. The percent of loans in each category to total loans is provided in Table 5.

                                                       December 31
                                         ---------------------------------------
Loan Category                             1998    1997    1996    1995    1994
-------------                            ------- ------- ------- ------- -------
                                                     (in thousands)
Commercial.............................. $16,000 $17,000 $17,300 $16,150 $16,000
Consumer................................  16,300  15,400  15,000  13,500  13,400
Real estate.............................     750     750   1,000   2,500   2,500
Agricultural............................      50      50      50     450     500
Leases..................................      50      50      50      50      50
Unallocated.............................      19      24      14      35      77
                                         ------- ------- ------- ------- -------
 Total allowance........................ $33,169 $33,274 $33,414 $32,685 $32,527
                                         ======= ======= ======= ======= =======

Provision and Allowance for Loan Loss

  The allowance for loan losses (ALL) represents management's judgment of the losses inherent in the Company's loan portfolio. The provision for loan losses is the amount necessary to adjust the ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company's subsidiaries. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.

  The Company's allowance for loan losses was $33.2 million at December 31, 1998 compared to $33.3 million at year-end 1997 and $33.4 million at year-end 1996. This represents an allowance to total loans of 1.3%, 1.2% and 1.3% as of December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 the allowance for loan losses exceeded total nonperforming loans by $22.4 million. Non-performing loans include nonaccrual loans and restructured loans. The year-end 1998 allowance for loan losses was 304% of net credit losses incurred during 1998.

  As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and, therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is adequate based on the inherent losses in the loan portfolio at December 31, 1998. Significant changes in general economic conditions and in the ability of specific customers to repay loans will impact the level of the provision for loan losses required in future years.

  The Company recorded a provision for loan losses of $10.8 million during 1998, compared to $11.9 million in 1997 and $10.6 million in 1996. The decrease in the loan loss provision in 1998 from the previous year was primarily the result of lower charge-offs related to commercial loans. Losses in the bankcard portfolio decreased as delinquencies and bankruptcies in this area improved. The increased rate of losses on other consumer loans that began in 1997, continued throughout 1998. A significant portion of these losses were related to indirect automobile paper purchased prior to 1997. Purchasing guidelines in this area were adjusted in 1997 and the rate of losses is expected to decrease. Increased losses associated with the Company's bankcard portfolio contributed to the higher provision for loan losses and net losses in 1997, as compared with 1996. Management believes the losses and delinquency levels of the bankcard portfolio will remain below industry averages. Bankcard loan delinquencies over 30 days totaled 2.7% of total bankcard loans as of year-end 1998. The Company will continue to closely monitor the bankcard loan portfolio, the related collection efforts and underwriting in order to minimize credit losses. Contributing to the increase in the 1996 provision for loan losses was uncertainty concerning two of the Company's commercial loans. These loans comprised over 80% of the Company's total nonaccrual loans as of December 31, 1996.

  Table 4 presents a five-year summary of the Company's allowance for loan losses.

TABLE 4: Analysis of Allowance for Loan Losses

                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Allowance -- beginning
 of year................  $   33,274  $   33,414  $   32,685  $   32,527  $   35,590
Provision for loan loss-
 es.....................      10,818      11,875      10,565       5,090       2,640
Allowances of acquired
 banks..................          --          --          --         485          --
Charge-offs:
 Commercial.............  $     (322) $   (2,992) $   (2,668) $     (948) $   (2,833)
 Consumer:
  Bankcard..............      (7,554)     (8,130)     (7,592)     (5,427)     (4,236)
  Other.................      (6,182)     (3,103)     (1,904)     (1,602)     (1,018)
 Real estate............          --         (98)       (171)       (113)       (182)
 Agricultural...........         (25)         (9)         --          --          --
                          ----------  ----------  ----------  ----------  ----------
    Total charge-offs...  $  (14,083) $  (14,332) $  (12,335) $   (8,090) $   (8,269)
Recoveries:
 Commercial.............  $      647  $      268  $      391  $      947  $      573
 Consumer:
  Bankcard..............       1,289       1,097       1,163         994       1,102
  Other.................       1,049         684         532         569         528
 Real estate............         127         117         207         122         118
 Agricultural...........          48         151         206          41         245
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....  $    3,160  $    2,317  $    2,499  $    2,673  $    2,566
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........  $  (10,923) $  (12,015) $   (9,836) $   (5,417) $   (5,703)
                          ----------  ----------  ----------  ----------  ----------
Allowance -- end of
 year...................  $   33,169  $   33,274  $   33,414  $   32,685  $   32,527
                          ==========  ==========  ==========  ==========  ==========
Average loans, net of
 unearned interest......  $2,640,933  $2,649,023  $2,437,829  $2,346,325  $2,148,606
Loans at end of year,
 net of unearned
 interest...............   2,559,136   2,786,031   2,557,641   2,406,138   2,269,617
Allowance to loans at
 year-end...............        1.30%       1.19%       1.31%       1.36%       1.43%
Allowance as a multiple
 of net charge-offs.....        3.04x       2.77x       3.40x       6.03x       5.70x
Net charge-offs to:
 Provision for loan
  losses................      100.97%     101.18%      93.10%     106.42%     216.02%
 Average loans..........        0.41        0.45        0.40        0.23        0.27

Noninterest Income

  A key objective of the Company is the growth of noninterest income to enhance profitability since fee-based services are non-credit related, provide steady income and are not affected by fluctuations in interest rates. These activities are also relatively low-risk and do not impact the Company's regulatory capital needs. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company's goal is to offer multiple products and services to its customers, the quality of which will differentiate us from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading and cash management. Fee income, exclusive of net security and asset gains, as a percent of adjusted operating revenues, was 40% in 1998 compared to 38% in 1997. Adjusted operating revenues is defined as tax-equivalent net interest income plus noninterest income, excluding net security and asset gains.

  Noninterest income, exclusive of net security gains and gains on sale of assets, was $156.5 million in 1998 compared to $135.5 million in 1997 and $118.0 million in 1996. This represents a 15.5% increase in 1998 over the prior year, compared to a growth rate of 14.8% during 1997. This growth in 1998 was driven by a 31.2% increase in security trading and investment banking fees, a 5.8% increase in trust fees, a 25.5% increase in fees related to securities processing and a 12.9% increase in service charges and fees. The increase in fee income for 1997 was primarily the result of higher fee income from trust services and increases in nondeposit service charges and fees.

  The Company's most significant source of fee income is generated by the Trust Division. Trust services have long been an identified strength of the Company and are expected to continue to be the primary driver of fee income. The Company offers a full range of trust services including personal and custody services, investment management and employee benefits processing. The Company has a Private Client Services division, which offers full trust and personal banking services to high net worth individuals.

  Income from trust services totaled $47.9 million in 1998, $45.3 million in 1997 and $41.5 million in 1996. The largest contributor to the increase in trust income for 1998 was from employee benefit services. Growth in this area slowed slightly in 1998, as compared with 1997, as a result of dedicating additional resources to the upgrade and conversion of processing systems. The next largest contributor to trust income is the personal and custodial business. This more traditional line of business generally experiences more steady moderate growth and is more directly impacted by fluctuations in the stock and bond markets. The increase in trust income in 1997 over that in 1996 was primarily a result of aggressive marketing efforts of employee benefit services. The increase in trust fees for 1996 was partially the result of a comprehensive review, performed during 1995, of the structure of trust fees and services. Fee revenue in 1998 and 1997 also benefited from the appreciation of assets under management. The aggregate value of managed trust assets was $14.5 billion at December 31, 1998, compared to $12.7 billion at year-end 1997 and $10.5 billion at year-end 1996.

  The Company's securities processing and custody revenue is primarily related to the mutual fund industry. Revenues from securities processing were $14.7 million in 1998, $11.8 million in 1997 and $9.5 million in 1996. The increase in revenue for 1998 was the result of ongoing efforts to grow this business line by expanding the Company's customer base. The significant growth in the number and size of mutual funds has given the Company more opportunity to develop new customer relationships and has fueled growth for existing customers. The Company competes with companies many times its size in this line of business. Though the Company may not have the scale and price advantages of its much larger competitors, it can compete very effectively in certain areas due to better attention to customer service and overall flexibility related to services provided. Revenues from this business line are subject to more volatility than other fee sources due to the relative size of the customer base. Revenue for 1999 is expected to decrease as new business growth will not offset the loss of revenue from customers that have indicated they will move to a new provider during the year. The Company should be able to adjust its expense structure accordingly so that this change should not significantly impact operating results. Total trust assets under custody were $119.5 billion at December 31, 1998, $109.5 billion at December 31, 1997 and $97.4 billion at December 31, 1996.

  Fees and service charges on deposit accounts were $41.1 million in 1998, $36.6 million in 1997 and $33.4 million in 1996. The increases in fees for 1998 and 1997 were primarily related to corporate deposit accounts as a result of new customer relationships and the sale of additional services. Both corporate and retail deposit fees increased as a result of adjusting fee schedules to changes in market pricing. The level of compensating balances maintained by corporate customers and the earnings credit rate applied to the balances also impacts the level of fee income received. The change of the earnings credit rate in 1998 approximated changes in the interest rate on short-term Treasury securities. Other service charges and fees increased to $24.0 million in 1998 from $21.0 million in 1997 and $15.7 million in 1996. Significant increases were achieved in both 1998 and 1997 as a result of increased sale of cash management services, an increase in fees for home banking services and the expansion of the Company's ATM network to 557 machines at year-end 1998, compared to 486 and 302 at year-end 1997 and 1996, respectively. Bankcard fees, net of expenses, were $3.5 million in 1998, $1.5 million in 1997 and $(.9) million in 1996.

  Trading and investment banking income totaled $18.0 million in 1998, compared to $13.7 million in 1997 and $12.8 million in 1996. Approximately half of the increase in 1998 resulted from an increase in retail brokerage activity. The remaining improvement was the result of an increase in security sales to corporate customers, primarily correspondent banks. This volume is directly impacted by the funding levels and loan demand of the correspondent bank customers. Results for 1997 and also 1996 were favorably impacted by increased demand for mortgage-backed security products, which carry a higher profit margin.

  Other income was $7.3 million in 1998 compared to $7.2 million in 1997 and $15.7 million in 1996. Included in income for 1997 was a $1.6 million gain on the sale of the Company's mortgage servicing rights. The assets of this line of business were sold because it had become a scale-driven commodity product line that the Company did not believe was critical to attracting and maintaining customer relationships. Included in 1996 income was a $9.8 million gain on the sale of the processing rights to the Company's merchant bankcard portfolio. The Company decided to sell this processing because as a volume-driven, commodity-priced product, it was not consistent with the Company's goal to offer value-added products for its customers.

Noninterest Expense

  Total 1998 noninterest expense increased 12.7% to $292.3 million compared to 1997 expense of $259.3 million and 1996 expense of $239.7 million. Included in 1998 expenses was a $7.4 million charge related to the funding, liquidation and termination of the Company's defined benefit pension plan. This item is explained in more detail in the footnotes of the consolidated financial statements. Net of this charge, operating expenses in 1998 increased by 9.8% over 1997. During both 1998 and 1997 the Company experienced an increases in staffing and other operating costs due to physical, operational and technological expansion efforts. These costs were also impacted by efforts to prepare for year 2000 readiness. See page A-22 for a fuller description of these efforts.

  Costs associated with staffing are the largest component of non-interest expense as they approximate 55-56% of total costs. Salaries and employee benefits expense, net of the pension termination charge, increased 10.6% to $156.7 million in 1998 compared to $141.6 million in 1997 and $131.4 million in 1996. Staffing levels at year-end 1998 were 4,070 compared to 4,056 at the end of 1997 and 3,843 in 1996. The increase in staff and related expense for 1998 resulted from the expansion of the Company's branch network and the strategic decision to add resources to certain critical areas of the Company. During 1998 and 1997 the Company dedicated significant resources to improve the infrastructure of its core operating systems. The level of investment in both 1997 and 1998 was impacted by the decision in previous years to reduce or delay spending on core operating systems and year 2000 readiness issues. This spending has included both the upgrades of old legacy systems as well as investments in new delivery and information systems. Some of the initiatives under way or completed during 1998 and 1997 include the conversion of all affiliate banks to a new deposit processing system, a consolidated call center, expanded internet capabilities, an upgrade to the core mainframe computer, a major upgrade of the customer information system, implementation of integrated financial accounting system, new processing and information systems for trust services and the creation of an enterprise data warehouse. As the demand for qualified data processing staff continues to increase due to the limited resources available in the marketplace to address the millennium date change, the Company's costs in this area will continue to increase. Staffing costs also continue to be impacted by a very competitive labor market. This trend is expected to continue in 1999. During 1997, the Company also added staffing resources due to increased demand for employee benefit services and cash management services. Staffing levels and costs were also impacted by the opening of 23 new facilities during 1998 and 14 in 1997. These new facilities include both mini branches and grocery store branches as well as full service branch facilities. The control of staffing costs has been and will continue to be an important goal for the Company. Control of these costs must be tempered with a view of the long-term strategy of the Company. The Company will continue to allocate people and resources to those areas that will best benefit the Company in the long term. At the same time, management will strive to gain efficiencies in its existing products, services and processes. The growth rate of staffing costs is expected to moderate during 1999.

  Occupancy expense increased to $21.9 million in 1998 from $19.0 million in 1997 and $17.9 million in 1996. Equipment expense increased to $30.6 million in 1998 compared to $27.7 million in 1997 and $24.7 million in 1996. The increases in both 1998 and 1997 occupancy and equipment expense were primarily the result of the expansion efforts noted previously. Purchases of bank premises and equipment totaled $51 million in 1998, compared with $37 million in 1997 and $22 million in 1996. The increase in spending for 1998 was impacted by costs associated with the Company's new operations and technology center, scheduled for occupancy in the second quarter of 1999. Costs in these areas will be managed based on the long-term needs of and benefits to the Company.

  Expenses for supplies and services were $20.4 million in both 1998 and 1997, compared to $18.8 million in 1996. The increase in 1997 primarily resulted from higher staffing levels. Courier costs also increased during 1997 due to increased transaction and processing volumes.

  Marketing and business development costs decreased in 1998 to $17.4 million from $17.7 million in 1997, which had increased from $15.3 million in 1996. The higher cost in 1997 was primarily the result of an increase in system-wide advertising and expanded business development activities. During 1997 and 1996, there was significant change in the Company's market due to industry consolidation. Contributing to the higher costs in 1998 and 1997 was additional spending in new markets and additional promotions to take advantage of consolidation within the Company's market. Other operating expenses increased to $30.8 million in 1998, compared to $25.7 million in 1997 and $24.2 million in 1996. The primary factors driving the higher costs in 1998 were increases in consulting fees related to system upgrades, additional outsourcing of certain processing functions and an increase in losses from fraud and deposit processing. The increase in 1997 was driven by higher safekeeping fees related to custody services and increased interchange fees to support home banking products.

Income Taxes

  Income tax expense totaled $21.8 million in 1998, compared to $28.1 million in 1997 and $28.0 million in 1996. These expense levels equate to effective tax rates of 28.6%, 31.3% and 32.7% for 1998, 1997 and 1996, respectively. The decrease in the effective tax rate for 1998 was primarily the result of an increase in tax exempt securities and a reduction in state and local income taxes. The primary reason for the difference between the Company's effective tax rate and the statutory rate is the effect of nontaxable income, partially offset by nondeductible goodwill amortization.

FINANCIAL CONDITION

Loans

  Loans represent the Company's largest source of interest income. At December 31, 1998 loans amounted to $2.6 billion compared to $2.8 billion in 1997 and $2.6 billion in 1996. Average loans totaled $2.6 billion in 1998 and 1997, compared with $2.4 billion in 1996. Both commercial and consumer loans decreased during 1998. Year-end 1998 totals for both commercial and consumer loans approximated the totals at year-end 1996. A primary factor in the lack of growth in average loan totals for 1998 was the rate of pay-offs. A higher than normal volume of loans paid off during 1998 as a result of acquisitions of customers or private placement activity. The market for high quality credits, that are consistent with the Company's underwriting standards, remained very competitive, however, management anticipates that new loan volume in 1999 will outpace loan reductions. In addition to a competitive loan market, consumer loan totals in 1998 were also impacted by a less aggressive marketing campaign throughout the Company's affiliate bank network. During 1998, emphasis was placed on controlling and reducing the level of losses in the portfolio. The Company has and will continue its efforts to increase its direct consumer lending. There is a much better opportunity to cross-sell other products to a direct loan customer. In addition, these loans have a better loss experience and yield than indirect loans.

  The Parent Company's Credit Administration Department performs timely reviews of loan quality and underwriting procedures in affiliate banks, which experienced significant increases in consumer loans.

TABLE 5: Analysis of Loans by Type

                                               December 31
                          ----------------------------------------------------------
Amount                       1998        1997        1996        1995        1994
------                    ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Commercial..............  $1,246,979  $1,325,988  $1,184,443  $1,092,292  $1,066,621
Agricultural............      44,879      51,392      51,649      60,128      69,206
Leases..................       4,717       3,991       2,596       2,057       2,157
Real estate -- commer-
 cial...................     199,324     231,510     258,561     300,493     281,011
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................  $1,495,899  $1,612,881  $1,497,249  $1,454,970  $1,418,995
                          ----------  ----------  ----------  ----------  ----------
Bankcard................  $  163,197  $  184,726  $  183,301  $  201,048  $  188,374
Other consumer install-
 ment...................     771,568     854,605     731,661     583,433     500,298
Real estate -- residen-
 tial...................     128,472     133,819     145,478     167,077     163,554
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................  $1,063,237  $1,173,150  $1,060,440  $  951,558  $  852,226
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........  $2,559,136  $2,786,031  $2,557,689  $2,406,528  $2,271,221
Unearned interest.......          --          --         (48)       (390)     (1,604)
Allowance for loan loss-
 es.....................     (33,169)    (33,274)    (33,414)    (32,685)    (32,527)
                          ----------  ----------  ----------  ----------  ----------
  Net loans.............  $2,525,967  $2,752,757  $2,524,227  $2,373,453  $2,237,090
                          ==========  ==========  ==========  ==========  ==========
As a % of total loans
---------------------
Commercial..............        48.7%       47.6%       46.3%       45.4%       47.0%
Agricultural............         1.8         1.9         2.0         2.5         3.0
Leases..................         0.2         0.1         0.1         0.1         0.1
Real estate -- commer-
 cial...................         7.8         8.3        10.1        12.5        12.4
                          ----------  ----------  ----------  ----------  ----------
  Total business-relat-
   ed...................        58.5%       57.9%       58.5%       60.5%       62.5%
                          ----------  ----------  ----------  ----------  ----------
Bankcard................         6.4%        6.6%        7.2%        8.4%        8.3%
Other consumer install-
 ment...................        30.1        30.7        28.6        24.2        22.0
Real estate -- residen-
 tial...................         5.0         4.8         5.7         6.9         7.2
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-relat-
   ed...................        41.5%       42.1%       41.5%       39.5%       37.5%
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========

  Included in Table 5 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company's loan portfolio. The focus of the Company and each of its affiliate banks is on the small to medium-sized commercial companies within their respective trade areas. The Company targets customers that will utilize multiple banking services and products. The ownership structure of the Company and the continuity of its management and relationship officers are generally viewed by customers as a significant strength of the Company and benefit to the customer. The Company's goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company's size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. The Company has experienced very strong growth in the new markets it has entered during the past three years. There has been a definite demand in these markets for bank services delivered with the customer-driven focus that the Company practices. The Company will continue to expand its efforts to attract customers that understand and seek the advantages of banking with a Company headquartered in their market.

  Commercial real estate loans have decreased to $199 million at December 31, 1998 from $232 million at year-end 1997 and $259 million at year-end 1996. As a percentage of total loans, commercial real estate loans now comprise only 7.8% of totals, compared to 8.3% and 10.1% in 1997 and 1996, respectively. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

  Bankcard loans have decreased as a percentage of total loans. They comprise only 6.4% of total loans at year-end 1998 compared to 6.6% in 1997 and 7.2% in 1996. A significant portion of the decrease in bankcard loans in 1998 was caused by a reduction in the private label portion of the portfolio. This type of loan is generally less profitable than traditional bankcard loans and will likely continue to decrease. The overall growth in the Company's bankcard portfolio has been hampered by increased competition from banking and non-banking card issuers. This competition frequently lessens its credit standards and offers favorable introductory rates in an effort to obtain transfer balances from other cards. The Company has elected not to seek loan volume in such a manner. The Company's credit and underwriting standards have become stricter as more consumers acquire multiple credit cards with revolving balances.

Loan Quality

  The strength of the Company's credit standards is reflected in the credit quality of the loan portfolio. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company's nonperforming loans increased during 1998 to $10.7 million at December 31, 1998, compared to $4.1 million a year earlier. This increase was driven by one credit relationship, the loss exposure on which is fully reserved. The level of nonperforming loans at year-end 1998 represents 0.42% of total loans compared to 0.15% in 1997 and 0.45% in 1996. The Company's nonperforming loans have not exceeded 0.5% of total loans in any of the last six years.

  At December 31, 1998, the Company had $0.7 million in other real estate owned. Totals for year-end 1997 and 1996 were $2.0 million and $1.6 million, respectively.

  Loans past due more than 90 days totaled $7.9 million, $7.8 million and $6.7 million at December 31, 1998, 1997 and 1996, respectively. Bankcard loans represented approximately 19% of these past due totals at December 31, 1998.

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

  A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year-end 1998, $460,000 of interest due was not recorded as earned, compared to $185,000 for the prior year.

  Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. Management estimates that approximately $22,000 of additional interest would have been earned in 1998 if the terms of these loans had been performing in accordance with their original contracts. In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $547,000 of interest due as earned for 1998. The comparative amount for 1997 was $274,000.

TABLE 6: Loan Quality

                                                   December 31
                                      -----------------------------------------
                                       1998     1997    1996     1995    1994
                                      -------  ------  -------  ------  -------
                                                 (in thousands)
Nonaccrual loans....................  $ 9,454  $2,600  $10,953  $2,664  $ 3,131
Restructured loans..................    1,292   1,520      523     985    2,149
                                      -------  ------  -------  ------  -------
  Total nonperforming loans.........  $10,746  $4,120  $11,476  $3,649  $ 5,280
Other real estate owned.............      728   1,968    1,646     626    5,388
                                      -------  ------  -------  ------  -------
  Total nonperforming assets........  $11,474  $6,088  $13,122  $4,275  $10,668
                                      =======  ======  =======  ======  =======
Nonperforming loans as a % of loans.     0.42%   0.15%    0.45%   0.15%    0.23%
Allowance as a multiple of
 nonperforming loans................     3.09x   8.08x    2.91x   8.96x    6.16x
Nonperforming assets as a % of loans
 plus other real estate owned.......     0.45%   0.22%    0.51%   0.18%    0.47%
Loans past due 90 days or more......  $ 7,915  $7,752  $ 6,704  $5,270  $ 4,779
As a % of loans.....................     0.31%   0.28%    0.26%   0.22%    0.21%

Securities

  The Company's security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing potential liquidity, the security portfolio is used as a tool to manage interest rate sensitivity. The Company's goal in the management of its securities portfolio is to maximize return within the Company's parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing in only high-grade securities. The security portfolio represents the Company's second largest source of interest income. Securities available for sale and held to maturity comprised 58.9% of earning assets as of December 31, 1998, compared to 50.0% and 50.4% at year-end 1997 and 1996, respectively. The increase in 1998 resulted from a lack of growth in the loan portfolio. Securities totaled $3.8 billion at December 31, 1998, compared to $2.9 billion as of December 31, 1997 and $2.7 billion in 1996. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

  Securities available for sale comprised 81% of the Company's securities portfolio at December 31, 1998, compared to 84% at year-end 1997. This change in the security portfolio mix was the result of an increase in holdings of commercial paper and tax-exempt securities of state and political subdivisions. Only bank-qualified securities of state and political subdivisions and commercial paper are classified as held to maturity. U.S. Treasury obligations comprised 40% of the available for sale portfolio as of December 31, 1998, compared with 61% one year earlier. U.S. Agency obligations represented an additional 37% of this portfolio at year-end 1998, compared with 28% at year-end 1997. These changes were made to improve the yield of the portfolio without compromising the quality of the investments or extending the average life. Securities available for sale had a net unrealized gain of $21.2 million at year-end 1998 compared to $6.2 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company's shareholders' equity as an unrealized gain of $13.7 million at year-end 1998 and $3.9 million for 1997.

  The securities portfolio achieved an average yield on a tax-equivalent basis of 5.87% for 1998 compared to 5.97% in 1997 and 5.79% in 1996. The yield on the portfolio decreased by 10 basis point in 1998 as a result of continued decreases in short-term interest rates. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The Company could not maintain the portfolio yield without significantly impacting the average life or quality of the investment portfolio. The Company was able to increase this yield in 1997 by increasing the holdings of both tax-exempt securities and U.S. Agency securities without extending the average life of the portfolio. The average life of the core securities portfolio was 21 months at December 31, 1998, compared to 23 months and 25 months at year-end 1997 and 1996, respectively.

  Included in Tables 7 and 8 are analyses of the cost, fair value and average yield of securities available for sale and securities held to maturity.

Table 7: Securities Available For Sale

                                                    Amortized
                                                       Cost    Fair Value Yield
                                                    ---------- ---------- -----
                                                          (in thousands)
December 31, 1998
U.S. Treasury...................................... $1,212,563 $1,228,927 5.75%
U.S. Agencies......................................  1,123,961  1,126,703 5.26
Mortgage-backed....................................    247,326    249,319 6.27
State and political subdivisions...................      2,541      2,547 5.59
Commercial paper...................................    439,380    439,380 5.31
Federal Reserve Bank Stock.........................      3,760      3,760
Equity and other...................................      2,163      2,253
                                                    ---------- ----------
  Total............................................ $3,031,694 $3,052,889
                                                    ========== ==========
December 31, 1997
U.S. Treasury...................................... $1,475,537 $1,481,624 5.86%
U.S. Agencies......................................    681,106    680,618 5.83
Mortgage-backed....................................    248,384    248,892 6.47
State and political subdivisions...................      7,929      7,904 6.02
Commercial paper...................................      6,954      6,954 5.91
Federal Reserve Bank Stock.........................      3,760      3,760
Equity and other...................................      1,887      1,989
                                                    ---------- ----------
  Total............................................ $2,425,557 $2,431,741
                                                    ========== ==========

Table 8: Investment Securities

                                                                      Yield/
                                                 Amortized   Fair     Average
                                                   Cost     Value    Maturity
                                                 --------- -------- -----------
                                                         (in thousands)
December 31, 1998
Due in 1 year or less........................... $ 89,002  $ 89,326        6.27%
Due after 1 year through 5 years................  378,041   384,348        6.35
Due after 5 years through 10 years..............  235,117   237,361        6.18
                                                 --------  --------
  Total......................................... $702,160  $711,035 3 yr. 9 mo.
                                                 ========  ========
December 31, 1997
Due in 1 year or less........................... $ 71,725  $ 71,742        6.67%
Due after 1 year through 5 years................  251,256   253,710        6.88
Due after 5 years through 10 years..............  129,756   131,268        7.00
Due after 10 years..............................       25        25        9.01
                                                 --------  --------
  Total......................................... $452,762  $456,745 3 yr. 6 mo.
                                                 ========  ========
December 31, 1996
Due in 1 year or less........................... $ 53,768  $ 53,657        6.82%
Due after 1 year through 5 years................  194,833   195,403        6.87
Due after 5 years through 10 years..............   70,601    70,438        6.99
Due after 10 years..............................       25        27        9.52
                                                 --------  --------
  Total......................................... $319,227  $319,525 3 yr. 2 mo.
                                                 ========  ========

Other Earning Assets

  Federal funds transactions essentially are overnight loans between financial institutions, which allow for either daily investment of excess funds or borrowing another institution's funds in order to meet short-term liquidity needs. The net purchased position at year-end 1998 was $77.7 million, compared to a net sold position of $13.6 million for year-end 1997. During 1998 and 1997, the Company was a net purchaser of federal funds, and this funding source averaged $30.6 million in 1998, compared to $114.9 million during 1997.

  The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Due to the agency arrangement, these transactions do not appear on the balance sheet and averaged $1,137.1 million in 1998 and $857.6 million in 1997.

  At December 31, 1998, the Company had acquired securities under agreements to resell of $52.8 million compared to $57.6 million at year-end 1997. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $113.0 million in 1998.

  The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 1998 were $70.8 million, compared to $82.1 million in 1997, and were recorded at market value.
Table 9: Maturities of Time Deposits of $100,000 or More

                                                            December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (in thousands)
Maturing within 3 months............................ $431,658 $356,604 $283,910
After 3 months but within 6.........................   89,435   47,822   27,143
After 6 months but within 12........................   62,789   34,009   43,089
After 12 months.....................................   20,544   29,839   21,985
                                                     -------- -------- --------
  Total............................................. $604,426 $468,274 $376,127
                                                     ======== ======== ========

Deposits and Borrowed Funds

  Deposits represent the Company's primary funding source for its asset base. Deposits are gathered from various sources including commercial customers, individual retail consumers and mutual fund and trust customers. Deposits totaled $5.9 billion at December 31, 1998 compared to $5.5 billion and $5.2 billion at year-end 1997 and 1996, respectively. Deposits averaged $5.3 billion, $4.9 billion and $4.7 billion in 1998, 1997 and 1996, respectively. The increase in average deposits for 1998 was primarily related to commercial and trust customers. The Company has continued to improve and promote its cash management services in order to attract and retain commercial deposit customers.

  Noninterest-bearing demand deposits averaged $1.7 billion, $1.6 billion and $1.4 billion during 1998, 1997 and 1996, respectively. These deposits represented 32.0% of average deposits in 1998 and 1997 and 29.7% in 1996. The Company's large commercial base of customers provides a significant source of noninterest-bearing deposits. Many of these commercial accounts, though they do not earn interest, receive an earnings credit to offset the cost of other services provided by the Company.

  Securities sold under agreements to repurchase totaled $836.0 million at December 31, 1998 and $715.5 million at year-end 1997. This liability averaged $778.9 million in 1998 and $617.9 million in 1997. Repurchase agreements are transactions involving the exchange of investment funds, by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

  The Company's long-term debt includes three senior note issues totaling $28 million and $0.4 million in installment notes. The senior notes include $25 million borrowed in 1993 under a medium-term program to fund bank acquisitions. Of this total, $10.0 million had an original maturity of seven years at 6.81% and $15.0 million was issued with a ten-year maturity at 7.30%. Also included in long-term debt is the Company's guarantee of a loan incurred in January, 1996 by its Employee Stock Ownership Plan. Principal and interest, at 6.10%, are due quarterly over seven years. The Plan is using Company contributions to service this debt.

Table 10: Analysis of Average Deposits

Amount                       1998        1997        1996        1995        1994
------                    ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Noninterest-bearing
 demand.................  $1,702,282  $1,576,206  $1,386,173  $1,336,804  $1,445,376
Interest-bearing demand
 and savings............   2,260,240   2,143,869   2,056,681   2,059,661   2,365,024
Time deposits under
 $100,000...............     875,480     898,910     948,626     963,878   1,003,784
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...  $4,838,002  $4,618,985  $4,391,480  $4,360,343  $4,814,184
Time deposits of
 $100,000 or more.......     480,349     310,814     276,476     221,006     207,217
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........  $5,318,351  $4,929,799  $4,667,956  $4,581,349  $5,021,401
                          ==========  ==========  ==========  ==========  ==========
As a % of total deposits
------------------------
Noninterest-bearing
 demand.................        32.0%       32.0%       29.7%       29.2%       28.8%
Interest-bearing demand
 and savings............        42.5        43.5        44.1        45.0        47.1
Time deposits under
 $100,000...............        16.5        18.2        20.3        21.0        20.0
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...        91.0%       93.7%       94.1%       95.2%       95.9%
Time deposits of
 $100,000 or more.......         9.0         6.3         5.9         4.8         4.1
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========

Table 11: Short-Term Debt

                                      1998            1997            1996
                                 ---------------  -------------  ---------------
                                   Amount   Rate   Amount  Rate    Amount   Rate
                                 ---------- ----  -------- ----  ---------- ----
                                                (in thousands)
At year-end
-----------
Federal funds purchased......... $   86,250 4.85% $     55 5.45% $   15,180 6.45%
Repurchase agreements...........    835,969 4.12   715,490 4.97     599,215 4.74
Other...........................         31 5.04     1,116 4.39         911 4.00
                                 ----------       --------       ----------
  Total......................... $  922,250 4.19% $716,661 4.97% $  615,306 4.90%
                                 ==========       ========       ==========
Average for the year
--------------------
Federal funds purchased......... $  141,745 5.74% $182,138 5.62% $  164,796 5.25%
Repurchase agreements...........    778,892 4.80   617,989 4.90     606,726 4.73
Other...........................        694 3.55       567 5.91       1,034 4.10
                                 ----------       --------       ----------
  Total......................... $  921,331 4.94% $800,694 5.06% $  772,556 4.84%
                                 ==========       ========       ==========
Maximum month-end balance
-------------------------
Federal funds purchased......... $  225,375       $246,524       $  300,475
Repurchase agreements...........    854,337        715,140          771,856
Other...........................      1,162          1,549            2,020
                                 ----------       --------       ----------
  Total......................... $1,080,874       $963,213       $1,074,351
                                 ==========       ========       ==========

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

  Total shareholders' equity was $662.8 million at December 31, 1998 compared to $624.2 million one year earlier. The Company guarantees the debt of its ESOP, the proceeds of which were used to acquire shares of the Company's common stock. The shares acquired by the ESOP which have not been allocated to plan participants are included as a reduction to shareholders' equity.

  During each year, management had the opportunity to repurchase shares of the Company's stock at prices which, in management's opinion, would enhance overall shareholder value. During 1998 and 1997, the Company acquired 235,215 and 328,335 shares, respectively, of its common stock. As part of the same transaction that generated the above ESOP debt, the Company acquired an additional 512,600 shares of common stock during the first half of 1996. In unrelated transactions during 1996 the Company acquired 268,658 additional shares of common stock. Depending on availability, price and cash flow requirements, management will continue to consider treasury stock purchases.

  Risk-based capital guidelines established by regulatory agencies establish minimum capital standards, based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 14.75% and Total capital ratio of 15.57% substantially exceed the regulatory minimums.

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

  Interest rate sensitivity is measured by "gaps", which are the differences between interest-earning assets and interest-bearing liabilities, which reprice or mature within a specific time interval. A positive gap indicates that interest-earning assets exceed interest-bearing liabilities within a given interval. A positive gap position results in increased net interest income when rates increase and the opposite when rates decline.

Table 12: Risk-Based Capital

  The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 1998, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

                                        Risk-Weighted Category
                         -----------------------------------------------------
Risk-Weighted Assets         0%         20%       50%       100%      Total
--------------------     ---------- ---------- --------  ---------- ----------
                                            (In thousands)
Loans:
 Residential mortgage..  $       -- $    1,431 $108,120  $   18,921 $  128,472
 All other.............          --    199,635       --   2,231,029  2,430,664
                         ---------- ---------- --------  ---------- ----------
  Total loans..........  $       -- $  201,066 $108,120  $2,249,950 $2,559,136
Securities available
 for sale:
 U.S. Treasury.........  $1,212,563 $       -- $     --  $       -- $1,212,563
 U.S. agencies and
  mortgage-backed......         715  1,370,572       --          --  1,371,287
 State and political
  subdivisions.........          --      2,541       --          --      2,541
 Commercial paper and
  other................       3,760         --       --     441,543    445,303
                         ---------- ---------- --------  ---------- ----------
  Total securities
   available for sale..  $1,217,038 $1,373,113 $     --  $  441,543 $3,031,694
Investment securities..          --    650,227   51,933          --    702,160
Trading securities.....       4,572     30,219       --          --     34,791
Federal funds and re-
 sell agreements.......          --     61,369       --          --     61,369
Cash and due from
 banks.................     216,420    635,321       --          --    851,741
All other assets.......          --         --       --     366,375    366,375
                         ---------- ---------- --------  ---------- ----------
  Category totals......  $1,438,030 $2,951,315 $160,053  $3,057,868 $7,607,266
                         ---------- ---------- --------  ---------- ----------
Risk-weighted totals...  $       -- $  590,263 $ 80,027  $3,057,868 $3,728,158
Off-balance-sheet items
 (risk-weighted).......          --      4,666      306     309,841    314,813
                         ---------- ---------- --------  ---------- ----------
  Total risk-weighted
   assets..............  $       -- $  594,929 $ 80,333  $3,367,709 $4,042,971
                         ========== ========== ========  ========== ==========
Capital                                         Tier 1     Tier 2     Total
-------                                        --------  ---------- ----------
Shareholders' equity.........................  $649,074  $       -- $  649,074
Less premium on purchased banks..............   (52,801)         --    (52,801)
Allowance for loan losses....................        --      33,169     33,169
                                               --------  ---------- ----------
  Total capital..............................  $596,273  $   33,169 $  629,442
                                               ========  ========== ==========
Capital ratios
--------------
Tier 1 capital to risk-weighted assets.......                            14.75%
Total capital to risk-weighted assets........                            15.57
Leverage ratio (Tier 1 to total assets less
 premium on purchased banks).................                             7.85
                                                                    ==========

  Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 13 is a static gap analysis which presents the Company's assets and liabilities based on their repricing or maturity characteristics. This analysis shows that for the 180-day interval beginning January 1, 1999, the Company is in a positive gap position because assets maturing or repricing during this time exceed liabilities.

  In management's opinion, the static gap report tends to overstate the interest rate risk of the Company due to certain factors which are not measured on a static or snapshot analysis. A static gap analysis assumes that all liabilities reprice based on their contractual term. However, the effect of rate increases on core deposits, approximately 94% of total deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact of rising interest rates when the Company has more liabilities subject to repricing than assets. In addition, a static analysis ignores the impact of changes in the mix and volume of interest-bearing assets and liabilities. During 1998, the Company's loans decreased as a percentage of total earning assets and noninterest-bearing demand deposit accounts represented a smaller component of total funding sources. Due to the limitations of a static gap analysis, the Company also monitors and manages interest rate risk through the use of simulation models. These models allow for input of various factors and assumptions which influence interest rate risk. This method presents a more realistic view of the impact on the Company's earnings resulting from movement in interest rates.

Table 13: Interest Rate Sensitivity Analysis

                           1-90      91-      181-
December 31, 1998          Days    180 Days 365 Days  Total    Over 365 Days  Total
-----------------        --------  -------- -------- --------  ------------- --------
                                               (in millions)
Earning assets
Loans................... $1,314.5   $120.1   $181.3  $1,615.9    $  943.2    $2,559.1
Securities*.............  1,443.9    227.7    445.6   2,117.2     1,637.8     3,755.0
Federal funds sold and
 resell agreements......     61.4      0.0      0.0      61.4         0.0        61.4
Other...................     36.0      0.0      0.0      36.0         0.0        36.0
                         --------   ------   ------  --------    --------    --------
  Total earning assets.. $2,855.8   $347.8   $626.9  $3,830.5    $2,581.0    $6,411.5
                         --------   ------   ------  --------    --------    --------
  % of total earning as-
   sets.................     44.5%     5.4%     9.8%     59.7%       40.3%      100.0%
                         --------   ------   ------  --------    --------    --------
Funding sources
Interest-bearing demand
 and savings............ $1,282.3   $  0.0   $  0.0  $1,282.3    $1,096.5    $2,378.8
Time deposits...........    680.6    271.0    258.3   1,209.9       263.0     1,472.9
Federal funds purchased
 and repurchase agree-
 ments..................    922.2      0.0      0.0     922.2         0.0       922.2
Borrowed funds..........      0.7      0.6      4.2       5.5        33.5        39.0
Noninterest-bearing
 sources................      0.0      0.0      0.0       0.0     1,598.6     1,598.6
                         --------   ------   ------  --------    --------    --------
  Total funding sources. $2,885.8   $271.6   $262.5  $3,419.9    $2,991.6    $6,411.5
                         --------   ------   ------  --------    --------    --------
  % of total earning as-
   sets.................     45.0%     4.2%     4.1%     53.3%       46.7%      100.0%
                         --------   ------   ------  --------    --------    --------
Interest sensitivity
 gap.................... $  (30.0)  $ 76.2   $364.4  $  410.6    $ (410.6)
Cumulative gap..........    (30.0)    46.2    410.6     410.6          --
As a % of total earning
 assets.................      0.5%     0.7%     6.4%      6.4%         --
  Ratio of earning as-
   sets to funding
   sources..............     0.99     1.28     2.39      1.12        0.86
Cumulative ratio--1998..     0.99     1.01     1.12      1.12        1.00
--1997..................     0.86     0.92     1.05      1.05        1.00
--1996..................     0.86     0.89     1.00      1.00        1.00

--------
*Includes securities available for sale based on scheduled maturity dates.

  The Company will continue to manage its interest rate risk using static gap analysis along with other tools, which help measure the impact of various interest rate scenarios. The Company does not use off-balance-sheet hedges or swaps to manage this risk except for limited use of futures contracts to offset interest rate risk on specific securities held in the trading portfolio.

Table 14: Market Risk

                                                       Net Portfolio Value
                                                   -----------------------------
      Rates in Basis Points (Rate Shock)             Amount    Change   % Change
      ----------------------------------           ---------- --------  --------
                                                          (in thousands)
      200......................................... $1,519,472 $ 48,641     3.31%
      100.........................................  1,505,935   35,104     2.39
      Static......................................  1,470,831       --       --
      (100).......................................  1,390,732  (80,099)   (5.45)
      (200).......................................  1,303,911 (166,921)  (11.35)

  The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of instantaneous and sustained interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The assets and liabilities of the Company are comprised primarily of financial instruments which give rise to cash flows. By projecting the timing and amount of future net cash flows, an estimated value of that asset or liability can be determined. Market values of the Company's investment in loans and debt securities fluctuate with movements in market interest rates. Prepayments of principal are closely correlated with interest rates and affect future cash flows. Certain deposits and other borrowings of the Company are also sensitive to interest rate changes. Table 14 sets forth the Company's NPV as of December 31, 1998. Although the NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market rates on the Company's net interest income and will differ from actual results.

Table 15: Rate Sensitivity and Maturity of Loans

  The following table presents the rate sensitivity of certain loans maturing after 1999, compared with the total loan portfolio as of December 31, 1998. Of the $1,468,928,000 of loans due after 1999, $983,316,000 are to individuals for the purchase of residential dwellings and other consumer goods including automobiles. The remaining $458,612,000 is for all other purposes and reflects maturities of $389,615,000 in 2000 through 2003 and $95,997,000 after 2003.

                                                               December 31, 1998
                                                               -----------------
                                                                (in thousands)
Loans due in 1999:
 Residential homes and consumer goods.........................    $   79,921
 All other....................................................     1,010,287
                                                                  ----------
  Total.......................................................    $1,090,208
                                                                  ----------
Loans due after 1999
 Variable interest rate.......................................    $  321,968
 Fixed interest rate..........................................     1,146,960
                                                                  ----------
  Total.......................................................    $1,468,928
                                                                  ----------
Unearned interest and allowance for loan losses...............       (33,169)
                                                                  ----------
  Net loans...................................................    $2,525,967
                                                                  ==========

Liquidity

  Liquidity represents the Company's ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The primary source of liquidity for the Company is regularly scheduled payments on and maturities of assets along with $3.1 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Parent Company nor its subsidiaries are active in the debt market.

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

YEAR 2000 READINESS DISCLOSURE

  The Year 2000 readiness issue is the result of computer programs that have been coded to define a year using two digits rather than four. For example, a substantial number of programs have date sensitive coding which may recognize a date using "00" as 1900 rather than 2000. If not corrected, this could result in system failures or miscalculations causing disruptions to the Company's operations, and a materially adverse effect on the Company's operations, and a materially adverse effect on the Company's operations and financial performance.

  The Company has been actively working on this issue since 1996. A plan was developed in which Year 2000 issues are divided into two areas--those involving mission critical functions and those involving non-critical functions. Within these two areas, applications were further divided into those over which the Company had control and those which were controlled by outside vendors.

  A five-step plan was then developed involving 1) inventory, 2) solution planning, 3) renovation, 4) testing, and 5) implementation. This plan addresses both Information Technology systems and non-information technology assets such as equipment containing embedded chips.

  The approximate percentage of each type of mission critical application for which the company has completed the respective step of the five-step plan is set forth below:

                                            Company-Controlled Vendor Controlled
                                             Mission Critical  Mission Critical
                                            ------------------ -----------------
Inventory..................................         99%                99%
Solution Planning..........................         99%                99%
Renovation.................................         99%                83%
Testing....................................         99%                83%
Implementation.............................         90%                80%

  Substantial progress has also been made on the completion of the five step plan for non-mission critical items; as of January 31, 1999, 94% of all identified company-controlled applications had been completed through the testing stage, and 80% of the vendor-controlled applications had been completed through the testing stage. Completion of testing is scheduled for June 30, 1999.

  The Company also has made significant steps toward assessing its hardware and is making substantial progress toward replacing necessary equipment. All mainframe and mid-range systems are in place, and an inventory of personal computers has been concluded.

  The Company estimates that the total cost of its Year 2000 project will be approximately $24 million dollars. Of this amount, $10 million was spent in 1997; approximately $12 million was spent in 1998, and the remaining $2 million is projected for 1999. While these numbers are substantial, they include the cost of a significant number of system replacements that would have been required in the near future regardless of the Year 2000 issue. These costs are being funded through operating cash flows. Financial institutions are heavily dependent on technology, and the cost of Year 2000 efforts should be viewed in its context as a significant portion of the company's annual Information Technology budget. Although the priority given to Year 2000 issues may cause other Information Technology projects to be delayed, such delay is not expected to have a material impact on the Corporation's financial condition, business or operations.

  Year 2000 issues can affect the company not only as a result of its own internal systems, but also as a result of the success of third parties in dealing with their year 2000 issues. The company has in place a program to investigate and quantify the Year 2000 issues arising from its relationships with third parties such as borrowers, vendors, counterparties, issuers of debt and equity securities held by the Company's subsidiaries and their trust departments, and service providers (e.g. the Federal Reserve system, telecommunications providers and electric utilities). Interfaces and connectivity with these parties and systems also present significant issues. The Company has been contacting third-party vendors and other significant third parties to determine their year 2000 plans and progress. The Company has established a policy in which, as part of its affiliates' evaluation of investment securities, they review the portions of the public filings of the issuers of such investment securities describing their respective efforts and status relating to their Year 2000 readiness. Such affiliates do not, however, attempt to independently confirm or verify any of the representations of restatements made by such issues in their public filings. There can be no assurance that each third party will adequately address its Year 2000 issues.

  A failure by the Company to successfully remediate its own Year 2000 problems, or a failure by counterparties, issuers of securities, significant suppliers, customers with substantial relationships, or failures in the payment system could have a substantial negative impact on the Company. In addition, the Company could face significant disruptions of business and financial losses if there were failures of telecommunications systems, utility systems, security clearing systems or other elements of the financial industry infrastructure. The Company's business, results of operations and financial positions could be materially adversely affected as a result of any such failures. Because of the range of possible issues associated with the Company's and third parties' Year 2000 issues, and the large number of variables involved, it is impossible to quantify the potential consequences or cost of problems that may occur if respective remediation effort are not successful.

  All of the foregoing is based on management's current assessment of the situation using information available to it. Other factors that might cause material changes include, but are not limited to, the loss of key personnel and the ability to respond to unforeseen complications. Because the Company's Year 2000 efforts are not entirely complete, and due to its reliance on business partners, vendors, customers, utilities, telecommunications providers and others, the outcome of Year 2000 readiness is uncertain and such issues may have a material adverse effect on the Company's future financial condition and future operating results.

  The Company continues to develop contingency plans to cover failures due to Year 2000 issues relating to, among other things, its operations, systems, physical locations, products, vendors and public infrastructure. The contingency planning includes remediation contingency plans and business resumption contingency plans. Remediation contingency plans are designed to address alternative courses of action in the event remediation of a mission critical system falls behind schedule or is not successfully remediated. Remediation contingency planning is substantially complete. Business resumption contingency plans are designed to address Year 2000 problems that could arise even though the Company and third parties have completed remediation. The Company's Year 2000 business resumption contingency planning includes event plans for each functional department, documented back-up procedures in the event of a failure, identification of supplies, materials and processes that must be on hand in the event the plan is activated and coordination of personnel. Business resumption planning is well underway and will continue through the first two quarters of 1999. Notwithstanding extensive contingency planning, the failure of certain mission critical third parties, such as utilities, telecommunications providers, transportation service providers or certain governmental entities could adversely affect the Company

Table 16: Summary of Operating Results by Quarter (unaudited)

                                                    Three Months Ended
                                            -----------------------------------
                                            March 31 June 30  Sept. 30 Dec. 31
                                            -------- -------- -------- --------
                                              (in thousands except per share
                                                           data)
1998
Interest income............................ $104,454 $100,862 $103,609 $100,700
Interest expense...........................   47,641   45,690   48,603   45,158
                                            -------- -------- -------- --------
  Net interest income...................... $ 56,813 $ 55,172 $ 55,006 $ 55,542
Provision for loan losses..................    2,858    2,914    2,538    2,508
Noninterest income.........................   36,823   38,661   38,498   42,553
Noninterest expense........................   69,049   70,280   81,781   71,164
Income tax provision.......................    6,573    6,271    1,811    7,107
                                            -------- -------- -------- --------
  Net income............................... $ 15,156 $ 14,368 $  7,374 $ 17,316
                                            ======== ======== ======== ========
1997
Interest income............................ $ 95,325 $ 97,655 $100,120 $100,229
Interest expense...........................   41,739   42,551   43,804   43,700
                                            -------- -------- -------- --------
Net interest income........................ $ 53,586 $ 55,104 $ 56,316 $ 56,529
Provision for loan losses..................    1,925    3,377    2,807    3,766
Noninterest income.........................   33,553   35,586   37,180   38,564
Noninterest expense........................   63,061   65,734   68,571   67,376
Income tax provision.......................    7,192    6,801    7,002    7,102
                                            -------- -------- -------- --------
  Net income............................... $ 14,961 $ 14,778 $ 15,116 $ 16,849
                                            ======== ======== ======== ========

                                                    Three Months Ended
                                            -----------------------------------
                                            March 31 June 30  Sept. 30 Dec. 31
                                            -------- -------- -------- --------
Per Share 1998
Net income -- basic........................ $   0.74 $   0.71 $   0.36 $   0.85
Net income -- diluted......................     0.74     0.70     0.36     0.85
Dividend...................................     0.20     0.20     0.20     0.20
Book value.................................    31.20    31.58    32.11    32.68
Market price:
 High......................................    61.63    64.50    51.50    48.50
 Low.......................................    54.00    49.50    40.75    43.50
 Close.....................................    61.00    49.50    47.44    45.88
Per Share 1997
Net income -- basic........................ $   0.73 $   0.72 $   0.74 $   0.82
Net income -- diluted......................     0.73     0.72     0.74     0.82
Dividend...................................     0.19     0.19     0.19     0.19
Book value.................................    28.28    29.10    29.90    30.55
Market price:
 High......................................    40.71    41.90    51.67    54.50
 Low.......................................    36.19    36.90    40.71    45.00
 Close.....................................    37.62    41.07    48.57    54.50

                           UMB FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
ASSETS                                               (in thousands)
Loans:
 Commercial, financial and agricultural...  $1,291,858  $1,377,380  $1,236,092
 Consumer.................................     934,765   1,039,331     914,962
 Real estate..............................     327,796     365,329     404,039
 Leases...................................       4,717       3,991       2,596
 Unearned interest........................          --          --         (48)
 Allowance for loan losses................     (33,169)    (33,274)    (33,414)
                                            ----------  ----------  ----------
 Net loans................................  $2,525,967  $2,752,757  $2,524,227
Securities available for sale:
 U.S. Treasury and agencies...............  $2,355,630  $2,162,242  $2,107,492
 State and political subdivisions.........       2,547       7,904       2,464
 Mortgage-backed..........................     249,319     248,892     149,725
 Commercial paper and other...............     445,393      12,703     127,641
                                            ----------  ----------  ----------
 Total securities available for sale......  $3,052,889  $2,431,741  $2,387,322
Investment securities: State and political
 subdivisions
 (market value of $711,035, $456,745 and
 $319,525, respectively)..................     702,160     452,762     319,227
Federal funds sold........................       8,599      13,638         170
Securities purchased under agreements to
 resell...................................      52,770      57,575      58,790
Trading securities and other..............      36,000      60,548      81,383
                                            ----------  ----------  ----------
 Total earning assets.....................  $6,378,385  $5,769,021  $5,371,119
Cash and due from banks...................     850,532     921,300     771,062
Bank premises and equipment, net..........     206,194     172,811     152,909
Accrued income............................      70,045      72,627      72,717
Premiums on and intangibles of purchased
 banks....................................      53,379      60,464      67,474
Other assets..............................      89,563      57,784      76,705
                                            ----------  ----------  ----------
 Total assets.............................  $7,648,098  $7,054,007  $6,511,986
                                            ==========  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand...............  $2,045,074  $1,906,627  $1,724,486
 Interest-bearing demand and savings......   2,378,814   2,290,923   2,171,938
 Time deposits under $100,000.............     868,490     881,173     917,983
 Time deposits of $100,000 or more........     604,426     468,274     376,127
                                            ----------  ----------  ----------
 Total deposits...........................  $5,896,804  $5,546,997  $5,190,534
Federal funds purchased...................      86,250          55      15,180
Securities sold under agreements to
 repurchase...............................     835,969     715,490     599,215
Short-term debt...........................          31       1,116         911
Long-term debt............................      39,153      44,550      51,350
Accrued expenses and taxes................      52,481      56,735      46,887
Other liabilities.........................      74,643      64,828      25,432
                                            ----------  ----------  ----------
 Total liabilities........................  $6,985,331  $6,429,771  $5,929,509
                                            ----------  ----------  ----------
Common stock, $1.00 par. Authorized
 33,000,000 shares; 24,490,189 shares
 issued...................................  $   24,490  $   24,490  $   23,503
Capital surplus...........................     608,934     608,964     558,073
Retained earnings.........................     175,005     137,230     142,947
Accumulated other comprehensive income....      13,693       3,910      (1,755)
Unearned ESOP shares......................      (9,992)    (12,492)    (15,003)
Treasury stock 3,957,218; 3,737,430; and
 3,424,176 shares, at cost, respectively..    (149,363)   (137,866)   (125,288)
                                            ----------  ----------  ----------
 Total shareholders' equity...............  $  662,767  $  624,236  $  582,477
                                            ----------  ----------  ----------
 Total liabilities and shareholders'
  equity..................................  $7,648,098  $7,054,007  $6,511,986
                                            ==========  ==========  ==========

              See Notes to Financial Statements, pages A-29-A-48.

                           UMB FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31
                                           -----------------------------------
                                              1998        1997        1996
                                           ----------- ----------- -----------
                                           (in thousands except share and per
                                                       share data)
Interest Income
Loans....................................  $   227,919 $   236,031 $   220,568
Securities available for sale............      140,688     127,074     122,802
Investment securities:
 Taxable interest........................  $       943 $       753 $       904
 Tax-exempt interest.....................       23,764      16,155      13,641
                                           ----------- ----------- -----------
 Total investment securities income......  $    24,707 $    16,908 $    14,545
                                           ----------- ----------- -----------
Federal funds and resell agreements......       12,312       8,426      10,013
Trading securities and other.............        3,999       4,890       4,149
                                           ----------- ----------- -----------
 Total interest income...................  $   409,625 $   393,329 $   372,077
                                           ----------- ----------- -----------
Interest Expense
Deposits.................................  $   138,367 $   127,950 $   123,135
Federal funds and repurchase agreements..       45,487      40,496      37,380
Short-term debt..........................           25          33          42
Long-term debt...........................        3,213       3,315       4,024
                                           ----------- ----------- -----------
 Total interest expense..................  $   187,092 $   171,794 $   164,581
                                           ----------- ----------- -----------
Net interest income......................  $   222,533 $   221,535 $   207,496
Provision for loan losses................       10,818      11,875      10,565
                                           ----------- ----------- -----------
 Net interest income after provision.....  $   211,715 $   209,660 $   196,931
                                           ----------- ----------- -----------
Noninterest Income
Trust fees...............................  $    47,895 $    45,279 $    41,531
Securities processing....................       14,748      11,753       9,486
Trading and investment banking...........       18,025      13,743      12,790
Service charges on deposit accounts......       41,067      36,631      33,368
Other service charges and fees...........       23,982      21,009      15,705
Bankcard fees, net of expenses...........        3,477       1,532        (827)
Net security gains.......................           --       2,275         473
Other....................................        7,341       7,197      15,719
                                           ----------- ----------- -----------
 Total noninterest income................  $   156,535 $   139,419 $   128,245
                                           ----------- ----------- -----------
Noninterest Expense
Salaries and employee benefits...........  $   164,031 $   141,641 $   131,411
Occupancy, net...........................       21,933      19,004      17,900
Equipment................................       30,615      27,718      24,681
Supplies and services....................       20,383      20,367      18,778
Marketing and business development.......       17,449      17,727      15,298
Amortization of intangibles of purchased
 banks...................................        7,086       7,142       7,347
Other....................................       30,777      25,679      24,231
                                           ----------- ----------- -----------
 Total noninterest expense...............  $   292,274 $   259,278 $   239,646
                                           ----------- ----------- -----------
Income before income taxes...............  $    75,976 $    89,801 $    85,530
Income tax provision.....................       21,762      28,097      27,998
                                           ----------- ----------- -----------
 Net income..............................  $    54,214 $    61,704 $    57,532
                                           =========== =========== ===========
Net income per share -- basic............  $      2.66 $      3.02 $      2.75
Net Income per share -- diluted..........         2.65        3.01        2.74
Dividends per share......................         0.80        0.76        0.72
Average shares outstanding...............   20,362,914  20,439,975  20,925,544
                                           =========== =========== ===========

               See Notes to Financial Statements, pages A-29-A-48

                           UMB FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
                                                    (in thousands)
Operating Activities
 Net income.............................  $    54,214  $    61,704  $    57,532
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Provision for loan losses..............       10,818       11,875       10,565
 Depreciation and amortization..........       24,247       24,479       23,828
 Deferred income taxes..................        1,022          669       (4,022)
 Net decrease in trading securities.....       24,548       20,835        4,628
 Gains on sales of securities available
  for sale..............................          (12)      (2,293)        (474)
 Losses on sales of securities
  available for sale....................           12           18            1
 Gain on sale of merchant bankcard
  processing rights.....................           --           --       (9,800)
 Earned ESOP shares.....................        2,568        2,644        2,220
 Amortization of securities premium,
  net of discount accretion.............      (10,762)      14,707       21,983
 Changes in:
  Accrued income........................        2,582           90        6,370
  Accrued expenses and taxes............       (9,215)       7,330      (10,603)
 Other, net.............................           51          (95)        (129)
                                          -----------  -----------  -----------
   Net cash provided by operating
    activities..........................  $   100,073  $   141,963  $   102,099
                                          -----------  -----------  -----------
Investing Activities
 Proceeds from sales of securities
  available for sale....................  $    18,643  $    89,318  $    10,657
 Proceeds from maturities of:
 Investment securities..................       78,098       62,622      102,024
 Securities available for sale..........    9,152,912    1,882,873    1,892,878
 Purchases of:
 Investment securities..................     (330,355)    (198,077)    (111,633)
 Securities available for sale..........   (9,764,076)  (2,018,141)  (1,935,820)
 Net (increase) decrease in loans.......      215,972     (240,405)    (161,339)
 Net (increase) decrease in federal
  funds sold and resell agreements......        9,844      (12,253)      30,205
 Proceeds from sale of merchant bankcard
  processing rights.....................           --           --        9,800
 Purchases of bank premises and
  equipment.............................      (50,880)     (37,399)     (22,028)
 Proceeds from sales of bank premises
  and equipment.........................          284          124          234
 Other, net.............................      (23,248)      56,849      (29,004)
                                          -----------  -----------  -----------
   Net cash used in investing
    activities..........................  $  (692,806) $  (414,489) $  (214,026)
                                          -----------  -----------  -----------
Financing Activities
 Net increase in demand and savings
  deposits..............................  $   226,338  $   301,126  $   384,445
 Net increase (decrease) in time
  deposits..............................      123,469       55,337       (7,594)
 Net increase (decrease) in federal
  funds purchased and repurchase
  agreements............................      206,674      101,150     (106,945)
 Net increase (decrease) in short-term
  debt..................................       (1,085)         205          410
 Repayments of long-term debt...........       (5,397)      (6,800)      (6,667)
 Cash dividends.........................      (16,439)     (15,598)     (15,216)
 Purchases of treasury stock............      (11,930)     (13,001)     (62,234)
 Proceeds from issuance of treasury
  stock.................................          335          345          383
                                          -----------  -----------  -----------
   Net cash provided by financing
    activities..........................  $   521,965  $   422,764  $   186,582
                                          -----------  -----------  -----------
Increase (decrease) in cash and due from
 banks..................................  $   (70,768) $   150,238  $    74,655
Cash and due from banks at beginning of
 year...................................      921,300      771,062      696,407
                                          -----------  -----------  -----------
Cash and due from banks at end of year..  $   850,532  $   921,300  $   771,062
                                          ===========  ===========  ===========
Supplemental disclosures:
 Income taxes paid......................  $    16,362  $    29,412  $    33,558
 Total interest paid....................      197,777      160,317      170,521

--------
Note: Certain noncash transactions regarding the adoption of SFAS No. 115, and guaranteed ESOP debt transactions and common stock issued for acquisitions or subject to repurchase commitment are disclosed in the accompanying financial statements and notes to financial statements.

               See Notes to Financial Statements, pages A-29-A-48

                           UMB FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Accumulated
                                                         Other                 Repurchase
                         Common  Capital   Retained  Comprehensive Treasury    Commitment/
                          Stock  Surplus   Earnings     Income       Stock    Unearned ESOP  Total
                         ------- --------  --------  ------------- ---------  ------------- --------
                                                      (in thousands)
Balance--January 1,
 1996................... $22,548 $522,892  $136,943     $ 3,612    $ (63,555)   $(46,481)   $575,959
Comprehensive Income:
 Net income.............      --       --    57,532          --           --          --      57,532
 Other comprehensive
  income, net of tax
 Unrealized loss on
  securities of $5,660,
  net of
  reclassification
  adjustment for gains
  included in net income
  of $293...............      --       --        --      (5,367)          --          --      (5,367)
                                                                                            --------
 Total comprehensive
  income................                                                                      52,165
Cash dividends ($0.72
 per share).............      --       --   (15,216)         --           --          --     (15,216)
Stock dividend (5%).....     955   35,357   (36,312)         --           --          --          --
Shares purchased by
 ESOP...................      --       --        --          --           --      16,530      16,530
Guaranteed ESOP
 obligation.............      --       --        --          --           --     (17,281)    (17,281)
Earned ESOP shares......      --      (58)       --          --           --       2,278       2,220
Purchase of treasury
 stock..................      --       --        --          --      (62,234)     29,951     (32,283)
Exercise of stock
 options................      --     (118)       --          --          501          --         383
                         ------- --------  --------     -------    ---------    --------    --------
Balance--December 31,
 1996................... $23,503 $558,073  $142,947     $(1,755)   $(125,288)   $(15,003)   $582,477
Comprehensive Income:
 Net income.............      --       --    61,704          --           --          --      61,704
 Other comprehensive
  income, net of tax
 Unrealized gains on
  securities of $7,075,
  net of
  reclassification
  adjustment for gains
  included in net income
  of $1,410.............      --       --        --       5,665           --          --       5,665
                                                                                            --------
 Total comprehensive
  income................                                                                      67,369
Cash dividends ($0.76
 per share).............      --       --   (15,598)         --           --          --     (15,598)
Stock dividend (5%).....     987   50,836   (51,823)         --           --          --          --
Earned ESOP shares......      --      133        --          --           --       2,511       2,644
Purchase of treasury
 stock..................      --       --        --          --      (13,001)         --     (13,001)
Exercise of stock
 options................      --      (78)       --          --          423          --         345
                         ------- --------  --------     -------    ---------    --------    --------
Balance--December 31,
 1997................... $24,490 $608,964  $137,230     $ 3,910    $(137,866)   $(12,492)   $624,236
Comprehensive Income:
 Net income.............      --       --    54,214          --           --          --      54,214
 Other comprehensive
  income, net of tax
  Unrealized gains on
  securities............      --       --        --       9,783           --          --       9,783
                                                                                            --------
 Total comprehensive
  income................                                                                      63,997
Cash dividends ($0.80
 per share).............      --       --   (16,439)         --           --          --     (16,439)
Earned ESOP shares......      --       68        --          --           --       2,500       2,568
Purchase of treasury
 stock..................      --       --        --          --      (11,930)         --     (11,930)
Exercise of stock
 options................      --      (98)       --          --          433          --         335
                         ------- --------  --------     -------    ---------    --------    --------
Balance--December 31,
 1998................... $24,490 $608,934  $175,005     $13,693    $(149,363)   $ (9,992)   $662,767
                         ======= ========  ========     =======    =========    ========    ========

               See Notes to Financial Statements, pages A-29-A-48

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

  Loans -- Interest on loans is recognized based on the rate times the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful.

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

  Per Share Data -- Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. Pursuant to SFAS 128 diluted earnings per share takes into account the dilutive effect of 61,441, 42,460 and 31,123 shares issuable under stock options granted by the Company at December 31, 1998, 1997 and 1996, respectively.

  Reclassifications -- Certain reclassifications were made to the 1997 and 1996 financial statements to conform to the current year presentation.

ACCOUNTING CHANGES

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

  Accounting for Earnings Per Share -- In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." The Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. The Statement was adopted for the Company's financial statements as of December 31, 1997.

  Accounting for Reporting Comprehensive Income -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a

                           UMB FINANCIAL CORPORATION
full set of general-purpose financial statements. This Statement requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement was adopted for the Company's financial statements as of December 31, 1998.

  Accounting for Disclosures About Segments and Related Information -- In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement was adopted for the Company's financial statements as of December 31, 1998.

  Accounting for Derivative Instruments -- In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statement is effective for the Company's financial statements for the fiscal year beginning January 1, 2000. The Company is in the process of evaluating the potential impact of the new Statement.

ALLOWANCES FOR LOAN LOSSES

  The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 1998 (in thousands):

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Allowance -- beginning of year................... $ 33,274  $ 33,414  $ 32,685
Additions (deductions):
 Charge-offs..................................... $(14,083) $(14,332) $(12,335)
 Recoveries......................................    3,160     2,317     2,499
                                                  --------  --------  --------
  Net charge-offs................................ $(10,923) $(12,015) $ (9,836)
Provision charged to expense.....................   10,818    11,875    10,565
                                                  --------  --------  --------
Allowance -- end of year......................... $ 33,169  $ 33,274  $ 33,414
                                                  ========  ========  ========

  The amount of loans considered to be impaired under SFAS No. 114 was $10,221,000 at December 31, 1998 and $3,266,000 at December 31, 1997. All of
the loans were on a nonaccrual basis or had been restructured. Included in the impaired loans, at December 31, 1998 was $8,022,000 of loans for which the related allowance was $1,273,000. The remaining $2,199,000 of impaired loans did not have an allowance for loan losses as a result of write-downs and supporting collateral value. At December 31, 1997 there was $1,308,000 of impaired loans with a related allowance of $417,000, and $1,958,000 of impaired loans which did not have an allowance. The average recorded investment in impaired loans was approximately $7,901,000 during the year ended December 31, 1998 and $7,493,000 during the year ended December 31, 1997. The Company had no material amount recorded as interest income on impaired loans for either year.

                           UMB FINANCIAL CORPORATION

SECURITIES AVAILABLE FOR SALE

  The table below provides detailed information for securities available for sale at December 31, 1998, 1997 and 1996 (in thousands):

                                                     December 31
                                     -------------------------------------------
                                     Amortized  Unrealized Unrealized    Fair
                                        Cost      Gains      Losses     Value
                                     ---------- ---------- ---------- ----------
1998
U.S. Treasury....................... $1,212,563  $16,559    $  (195)  $1,228,927
U.S. Agencies.......................  1,123,961    4,012     (1,270)   1,126,703
Mortgage-backed.....................    247,326    2,122       (129)     249,319
State and political subdivisions....      2,541       19        (13)       2,547
Commercial paper....................    439,380       --         --      439,380
Federal Reserve Bank stock..........      3,760       --         --        3,760
Equity and other....................      2,163       90         --        2,253
                                     ----------  -------    -------   ----------
 Total.............................. $3,031,694  $22,802    $(1,607)  $3,052,889
                                     ==========  =======    =======   ==========
1997
U.S. Treasury....................... $1,475,537  $ 7,539    $(1,452)  $1,481,624
U.S. Agencies.......................    681,106      627     (1,115)     680,618
Mortgage-backed.....................    248,384      798       (290)     248,892
State and political subdivisions....      7,929        4        (29)       7,904
Commercial paper....................      6,954       --         --        6,954
Federal Reserve Bank stock..........      3,760       --         --        3,760
Equity and other....................      1,887      102         --        1,989
                                     ----------  -------    -------   ----------
 Total.............................. $2,425,557  $ 9,070    $(2,886)  $2,431,741
                                     ==========  =======    =======   ==========
1996
U.S. Treasury....................... $1,751,544  $ 4,329    $(6,565)  $1,749,308
U.S. Agencies.......................    359,416      127     (1,359)     358,184
Mortgage-backed.....................    150,462       88       (825)     149,725
State and political subdivisions....      2,476       --        (12)       2,464
Commercial paper....................    120,707       --         --      120,707
Federal Reserve Bank stock..........      3,610       --         --        3,610
Equity and other....................      1,902    1,422         --        3,324
                                     ----------  -------    -------   ----------
 Total.............................. $2,390,117  $ 5,966    $(8,761)  $2,387,322
                                     ==========  =======    =======   ==========

                           UMB FINANCIAL CORPORATION

  The following table presents contractual maturity information for securities available for sale at December 31, 1998. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized     Fair
                                                             Cost      Value
                                                          ---------- ----------
                                                             (in thousands)
Due in 1 year or less.................................... $1,480,650 $1,483,737
Due after 1 year through 5 years.........................    856,998    873,024
Due after 5 years through 10 years.......................        993        992
Due after 10 years.......................................        424        424
                                                          ---------- ----------
 Total................................................... $2,339,065 $2,358,177
                                                          ---------- ----------
Mortgage-backed securities...............................    247,326    249,319
Commercial paper.........................................    439,380    439,380
Equity securities and other..............................      5,923      6,013
                                                          ---------- ----------
 Total securities available for sale..................... $3,031,694 $3,052,889
                                                          ========== ==========

  Securities available for sale with a market value of $2,501,417,000 at December 31, 1998, $2,278,156,000 at December 31, 1997, and $1,832,291,000 at
December 31, 1996, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

  During 1998, proceeds from the sales of securities available for sale were $18,643,000 compared to $89,318,000 for 1997. Securities transactions resulted in gross realized gains of $12,000 for 1998 and $2,293,000 for 1997. The gross realized losses were $12,000 for 1998 and $18,000 for 1997.

  The net unrealized holding gains on trading securities at December 31, 1998 and 1997, were $36,000 and $193,000, respectively, and were included in trading and investment banking income.

INVESTMENT SECURITIES

  The table below provides detailed information for investment securities at December 31, 1998, 1997 and 1996 (in thousands):

                                                      December 31
                                        ----------------------------------------
                                        Amortized Unrealized Unrealized   Fair
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- --------
1998
State and political subdivisions....... $702,160   $10,136    $(1,261)  $711,035
                                        ========   =======    =======   ========
1997
State and political subdivisions....... $452,762   $ 4,514    $  (531)  $456,745
                                        ========   =======    =======   ========
1996
State and political subdivisions....... $319,227   $ 1,722    $(1,424)  $319,525
                                        ========   =======    =======   ========

                           UMB FINANCIAL CORPORATION

  The following table presents contractual maturity information for investment securities at December 31, 1998. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
                                                               (in thousands)
Due in 1 year or less....................................... $ 89,002  $ 89,326
Due after 1 year through 5 years............................  378,041   384,348
Due after 5 years through 10 years..........................  235,117   237,361
                                                             --------  --------
  Total investment securities............................... $702,160  $711,035
                                                             ========  ========

  There were no sales of investment securities during 1998, 1997 or 1996.

  Investment securities with a market value of $147,988,000 at December 31, 1998, $116,864,000 at December 31, 1997 and $50,844,000 at December 31, 1996,
were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

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

                                                  Year Ended December 31
                                              ---------------------------------
                                                1998        1997        1996
                                              ---------  -----------  ---------
Balance -- beginning of year................. $ 180,318  $   183,691  $ 178,439
 New loans...................................   923,855    1,895,657    892,558
 Repayments..................................  (947,815)  (1,899,030)  (887,306)
                                              ---------  -----------  ---------
Balance -- end of year....................... $ 156,358  $   180,318  $ 183,691
                                              =========  ===========  =========

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on accelerated methods. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Bank premises and equipment consisted of the following (in thousands):

                                                         December 31
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Land........................................... $  36,829  $  36,426  $  33,033
Buildings and leasehold improvements...........   188,247    169,045    154,878
Equipment......................................   190,625    167,010    149,350
                                                ---------  ---------  ---------
                                                $ 415,701  $ 372,481  $ 337,261
Accumulated depreciation.......................  (209,507)  (199,670)  (184,352)
                                                ---------  ---------  ---------
Bank premises and equipment, net............... $ 206,194  $ 172,811  $ 152,909
                                                =========  =========  =========

                           UMB FINANCIAL CORPORATION

  Consolidated rental and operating lease expenses were $3,884,000 in 1998, $2,305,000 in 1997, and $2,722,000 in 1996. Minimum rental commitments as of December 31, 1998, for all noncancelable operating leases are: 1999 -- $3,380,000; 2000 -- $3,088,000; 2001 -- $3,021,000; 2002 -- $2,913,000; 2003
-- $2,756,000; and thereafter -- $32,391,000.

BORROWED FUNDS

  The components of the Company's short-term and long-term debt were as follows (in thousands):

                                                              December 31
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Short-term debt
U.S. Treasury demand notes and other................... $    31 $ 1,116 $   911
                                                        ------- ------- -------
Long-term debt
6.81% senior notes due 2000............................ $10,000 $10,000 $10,000
7.30% senior notes due 2003............................  15,000  15,000  15,000
9.15% senior notes due 1999............................   3,000   6,000   9,000
7.50% notes maturing serially through 1997.............      --      --   1,546
8.00% note maturing serially through 2000..............     359     461     556
ESOP debt guarantee....................................  10,794  13,089  15,248
                                                        ------- ------- -------
  Total long-term debt................................. $39,153 $44,550 $51,350
                                                        ------- ------- -------
  Total borrowed funds................................. $39,184 $45,666 $52,261
                                                        ======= ======= =======

  Long-term debt represents direct, unsecured obligations of the parent company and a guarantee by the Company of debt of the Company's ESOP plan. The senior notes due in 2000 and 2003 cannot be redeemed prior to stated maturity. The senior notes due in 1999 require annual redemptions of $3,000,000 which began in 1995. The ESOP installment note, secured by shares of the Company's stock, bears interest at a rate of 6.10% and requires quarterly principal and interest payments of $763,000 through December 31, 2002. The senior notes contain financial covenants relating to the issuance of additional debt, payment of dividends, reacquisition of common stock and maintenance of minimum tangible capital. Under the most restrictive covenant, approximately $86,063,000 was available for the payment of dividends at December 31, 1998.

  The Company enters into sales of securities with simultaneous agreements to repurchase ("repurchase agreements"). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheet. The amount outstanding at December 31, 1998, was $835,969,000 (with accrued interest payable of $401,000). Of that amount, $21,869,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements ("resell agreements"). The remainder of $814,100,000 represented sales of U.S. Treasury and agency securities obtained from the Company's securities portfolio. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows (in thousands):

                                      Securities                      Weighted
                               -------------------------              Average
                                 Carrying      Market     Repurchase  Interest
Maturity of the Repurchase        Amount       Value     Liabilities    Rate
Liabilities                    ------------ ------------ ------------ --------
On demand..................... $928,527,000 $928,406,000 $778,850,000   4.28%
2 to 30 days..................   27,264,000   26,546,000   23,840,000   4.49
31 to 90 days.................   10,323,000   10,634,000    9,532,000   2.71
Over 90 days..................    2,279,000    1,880,000    1,878,000   5.14
                               ------------ ------------ ------------   ----
  Total                        $968,393,000 $967,466,000 $814,100,000   4.27%
                               ============ ============ ============   ====

                           UMB FINANCIAL CORPORATION

REGULATORY REQUIREMENTS

  Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, state banks that are Federal Reserve members and state banks in Colorado and Oklahoma, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state banks in Missouri, Kansas and Illinois are subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 1998, approximately $17,491,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

  Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 1998, this amount averaged $127,219,000.

  The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1998, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 14.75% and 15.57%, respectively. The Company's leverage ratio at December 31, 1998, was 7.85%.

  As of December 31, 1998 the most recent notification from the Office of Comptroller of the Currency categorized the Company's most significant affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks' category.

  Actual capital amounts as well as required and well capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its largest banks are as follows:

                                                   1998
                             ---------------------------------------------------
                                                                 To Be Well
                                              For Capital    Capitalized Under
                                                Adequacy     Prompt Corrective
                                 Actual         Purposes     Action Provisions
                             --------------  --------------  -------------------
                              Amount  Ratio   Amount  Ratio    Amount    Ratio
                             -------- -----  -------- -----  ---------- --------
                                          (Dollars in Thousands)
Tier 1 Capital:
 UMB Financial Corporation.. $596,273 14.75% $161,719 4.00%  $  242,578    6.00%
 UMB Bank, n.a. ............  330,794 13.17   100,492 4.00      150,739    6.00
 UMB Bank of St. Louis,
  n.a.......................   68,678 12.88    21,326 4.00       31,989    6.00
 UMB National Bank of
  America...................   54,401 16.68    13,048 4.00       19,572    6.00
Total Capital:
 UMB Financial Corporation..  629,442 15.57   323,438 8.00      404,297   10.00
 UMB Bank, n.a. ............  348,537 13.87   200,985 8.00      251,231   10.00
 UMB Bank of St. Louis,
  n.a.......................   71,864 13.48    42,652 8.00       53,316   10.00
 UMB National Bank of
  America...................   56,457 17.31    26,096 8.00       32,620   10.00
Tier 1 Leverage
 UMB Financial Corporation..  596,273  7.85   303,812 4.00      379,765    5.00
 UMB Bank, n.a. ............  330,794  7.72   171,393 4.00      214,241    5.00
 UMB Bank of St. Louis,
  n.a.......................   68,678  5.94    46,211 4.00       57,764    5.00
 UMB National Bank of
  America...................   54,401  6.30    34,513 4.00       43,142    5.00


                           UMB FINANCIAL CORPORATION

                                                     1997
                                  ---------------------------------------------
Tier 1 Capital:
 UMB Financial Corporation....... $560,774 15.35% $146,172 4.00% $219,258  6.00%
 UMB Bank, n.a...................  326,296 14.57    89,564 4.00   134,346  6.00
 UMB Bank of St. Louis, n.a. ....   65,268 15.23    17,140 4.00    25,711  6.00
 UMB National Bank of America....   47,938 19.07    10,057 4.00    15,086  6.00
Total Capital:
 UMB Financial Corporation.......  594,048 16.26   292,344 8.00   365,430 10.00
 UMB Bank, n.a...................  343,424 15.34   179,128 8.00   223,910 10.00
 UMB Bank of St. Louis, n.a. ....   68,511 15.99    34,281 8.00    42,851 10.00
 UMB National Bank of America....   50,586 20.12    20,114 8.00    25,143 10.00
Tier 1 Leverage
 UMB Financial Corporation.......  560,774  8.02   279,778 4.00   349,723  5.00
 UMB Bank, n.a...................  326,296  8.25   158,131 4.00   197,664  5.00
 UMB Bank of St. Louis, n.a. ....   65,268  6.79    38,476 4.00    48,096  5.00
 UMB National Bank of America....   47,938  5.85    32,793 4.00    40,992  5.00

EMPLOYEE BENEFITS

  The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. Contributions to these plans for the years 1998, 1997 and 1996 were $3,052,000, $4,200,000, and $5,000,000, respectively. In 1996, the
Employee Stock Ownership Plan (ESOP) borrowed $17 million to purchase Common Stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company's shareholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company's ESOP contribution which funded principal repayments and the payment of interest expense was recorded accordingly in the consolidated financial statements.

  The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary reduction. The Company made a matching contribution to this plan of $1,671,000 for 1998 and $447,000 for 1997.

  Substantially all officers and employees were covered by a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and the average of the employee's highest 120 consecutive months of compensation. The Company's funding policy was to contribute annually the maximum amount that could be deducted for federal income tax purposes. Contributions were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. To the extent that these requirements are fully covered by assets in the plan, a contribution may not be made in a particular year.

  During 1998 the Company received approval to terminate the pension plan. Termination and liquidation of the defined benefit plan occurred during 1998 with a pretax charge of $7.4 million. This one-time charge was required to fully fund the plan and distribute the assets to plan participants. The Company elected to fund and liquidate the pension plan and replace it with a benefit plan more closely tied to Company performance. The distribution of plan assets will also give participants discretion over investment decisions. All employees previously covered by the pension plan are now eligible to receive a partial matching contribution to the Company's qualified 401(k) plan, as amended.

                           UMB FINANCIAL CORPORATION

  The following items are components of the net periodic pension expense (income) for the two years ended December 31, 1997 (in thousands):

                                                                1997     1996
                                                               -------  -------
Service costs -- benefits earned during the year.............. $ 1,036  $ 1,606
Interest cost on projected benefit obligation.................   1,705    2,110
Actual return on plan assets..................................  (1,373)  (1,485)
Net amortization and deferral.................................   1,724      269
                                                               -------  -------
  Net periodic pension expense................................ $ 3,092  $ 2,500
                                                               =======  =======

  Assumptions used in accounting for the plan were as follows:

                                                                     1997  1996
                                                                     ----  ----
Weighted average discount rate...................................... 7.00% 7.00%
Rate of increase in future compensation levels......................  N/A  3.81
Expected long-term rate of return on assets......................... 8.00  8.00

  During 1998, certain assumptions used to calculate the final plan liquidation liability were changed after the Company made the final determination and received final regulatory approval to terminate the plan.

  The following table sets forth the pension plan's funded status, using valuation dates of September 30, 1997 and 1996 (in thousands):

                                                              1997      1996
                                                            --------  --------
Actuarial present value of benefit obligation:
 Vested benefits........................................... $(23,309) $(23,126)
 Nonvested benefits........................................   (2,292)   (2,118)
                                                            --------  --------
 Accumulated benefit obligation............................ $(25,601) $(25,244)
 Additional benefits based on estimated future salary
  levels...................................................       --    (6,723)
                                                            --------  --------
  Projected benefit obligation............................. $(25,601) $(31,967)
Plan assets at fair value, primarily U.S. obligations......   25,234    28,598
                                                            --------  --------
Projected benefit obligation in excess of plan assets...... $   (367) $ (3,369)
Unrecognized net loss from past experience different from
 that assumed..............................................      198     6,502
Prior service cost not yet recognized in net periodic
 pension cost..............................................      169       666
Unrecognized net transition asset being recognized over
 10.66 years...............................................       --      (707)
                                                            --------  --------
  Prepaid pension cost included in other assets............ $     --  $  3,092
                                                            ========  ========

  On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan ("the 1992 Plan"), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. Of the options granted prior to 1998, 40% are exercisable two years from the date of the grant and are thereafter exercisable in 20% increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted in 1998 are exercisable until five years after the grant date. The Board or the committee may accelerate the exercise period for an option upon the optionee's disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at not less than 100% of fair market value at date of grant.

                           UMB FINANCIAL CORPORATION

  Activity in the 1992 Plan for the three years ended December 31, 1998, is summarized in the following table:

                                     Number of   Option Price   Weighted Average
Stock Options Under the 1992 Plan     Shares      Per Share     Price Per Share
---------------------------------    --------- ---------------- ----------------
Outstanding -- January 1, 1996......   75,058  $25.91 to $39.68      $30.67
 Granted............................   27,649   34.95 to  38.54       35.40
 Canceled...........................   (3,201)  26.07 to  36.08       30.16
                                      -------  ----------------      ------
Outstanding -- December 31, 1996....   99,506  $25.91 to $39.68      $32.00
 Granted............................   32,080   49.88 to  55.37       50.63
 Canceled...........................   (1,241)  25.95 to  36.07       33.92
 Exercised..........................   (4,616)  25.95 to  35.91       30.00
                                      -------  ----------------      ------
Outstanding -- December 31, 1997....  125,729  $25.91 to $55.37      $36.82
 Granted............................   41,025   44.93 to  49.43       45.18
 Canceled...........................   (5,548)  25.91 to  50.35       38.62
 Exercised..........................   (4,364)  25.91 to  35.86       30.51
                                      -------  ----------------      ------
Outstanding -- December 31, 1998....  156,842  $25.91 to $55.37      $39.11
                                      -------  ----------------      ------
Exercisable -- December 31, 1998....   58,065  $25.91 to $39.68      $30.90
                                      =======  ================      ======

  The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 1998, is summarized in the following table:

                                     Number of   Option Price   Weighted Average
Stock Options Under the 1991 Plan     Shares      Per Share     Price Per Share
---------------------------------    --------- ---------------- ----------------
Outstanding -- January 1, 1996......   75,246  $17.49 to $26.56      $19.44
 Canceled...........................   (1,255)  17.49 to  21.65       19.30
 Exercised..........................  (19,651)  17.49 to  26.56       19.51
                                      -------  ----------------      ------
Outstanding -- December 31, 1996....   54,340  $17.49 to $24.14      $19.43
 Exercised..........................  (11,164)  17.49 to  21.66       20.40
                                      -------  ----------------      ------
Outstanding -- December 31, 1997....   43,176  $17.52 to $24.14      $19.62
 Canceled...........................     (448)  17.53 to  21.59       18.91
 Exercised..........................  (11,063)  17.52 to  21.67       18.20
                                      -------  ----------------      ------
Outstanding -- December 31, 1998....   31,665  $17.68 to $24.14      $20.13
                                      -------  ----------------      ------
Exercisable -- December 31, 1998....   31,665  $17.68 to $24.14      $20.13
                                      =======  ================      ======

                           UMB FINANCIAL CORPORATION

                         Options Outstanding        Options Exercisable
                   -------------------------------- --------------------
                                Weighted
                                 Average   Weighted             Weighted
                     Number     Remaining  Average    Number    Average
     Range of      Outstanding Contractual Exercise Exercisable Exercise
 Exercise Prices   at 12/31/98    Life      Price   at 12/31/98  Price
 ----------------  ----------- ----------- -------- ----------- --------
 $21.59 to $21.67     11,341     1 year     $21.63    11,341     $21.63
  17.68 to  17.74     15,335     2 years     17.71    15,335      17.71
  24.14 to  24.14      4,989     3 years     24.14     4,989      24.14
  27.69 to  27.82      9,534     4 years     27.75     9,534      27.75
  27.89 to  28.10     11,419     5 years     28.02    11,419      28.02
  25.91 to  28.67     17,020     6 years     26.65    13,616      26.65
  35.86 to  39.68     22,275     7 years     36.52    13,365      36.52
  34.95 to  38.54     25,328     8 years     35.43    10,131      35.43
  49.88 to  55.37     30,241     9 years     50.65        --         --
  44.93 to  49.43     41,025    10 years     45.18        --         --
                     -------                          ------
                     188,507                          89,730
                     =======                          ======

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been respectively, $54,030 and $2.65 for the year ended December 31, 1998, $61,573 and $3.01 for the year ended December 31, 1997 and $57,351 and $2.88 for the year ended December 31, 1996.

  For options granted during the year ended December 31, 1998, the estimated fair value of options granted using the Black-Scholes pricing model under the Company's plans was based on a weighted average risk-free interest rate of 4.79%, expected option life of 8.75 years, expected volatility of 18.20% and an expected dividend yield of 1.81%. For options granted during the year ended December 31, 1997, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 6.08%, expected option life of 8.75 years, expected volatility of 16.00% and an expected dividend yield of 1.42%. For options granted during the year ended December 31, 1996, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 6.47%, expected option life of 8.59 years, expected volatility of 15.00% and an expected dividend yield of 1.92%.

SEGMENT REPORTING

  Public enterprises are required to report certain information concerning its operating segments in annual and interim financial statements. Beginning in 1998, the Company began preparing periodic reporting on its operating segments. Operating segments are considered to be components of or enterprises for which separate financial information is available and evaluated regularly by key decision-makers for purposes of allocating resources and assessing performance. The Company has defined its operations into the following segments:

  Commercial Banking--Providing a full range of lending and cash management services to commercial and governmental entities through the commercial division of the Company's lead bank.

  Trust & Securities Processing--Providing estate planning, trust, employee benefit, asset management and custodial services to individuals and corporate customers.

                           UMB FINANCIAL CORPORATION

  Investment Banking and Brokerage--Providing commercial and retail brokerage, investment accounting and safekeeping services to individuals and corporate customers.

  Community Banking--Providing a full range of banking services to retail and corporate customers through the Company's affiliate bank and branch network.

  Other--The Other category consists primarily of Overhead and Support departments of the Company. The net revenues and expenses of these departments are allocated to the other segments of the organization in the Company's periodic segment reporting.

  Reported segment revenues, net income and average assets include revenue and expense distributions for services performed of other segments within the Company as well as balances due from other segments within the Company. Such intercompany transactions and balances are eliminated in the Company's consolidated financial statements.

  The table below lists selected financial information by business segment as of and for the year ended December 31, 1998 (in thousands):

Revenues
 Commercial......................................................... $   85,986
 Trust/Securities Processing........................................     60,907
 Investment Banking/Brokerage.......................................     33,798
 Community Banking..................................................    207,960
 Other..............................................................      1,831
 Less: Intersegment revenues........................................    (22,232)
                                                                     ----------
  Total............................................................. $  368,250
                                                                     ==========
Net Income
 Commercial......................................................... $   20,998
 Trust/Securities Processing........................................     11,495
 Investment Banking/Brokerage.......................................      8,979
 Community Banking..................................................     28,863
 Other..............................................................        --
 Less: Intersegment net income......................................    (16,121)
                                                                     ----------
  Total............................................................. $   54,214
                                                                     ==========
Total Average Assets
 Commercial......................................................... $1,455,770
 Trust/Securities Processing........................................    185,348
 Investment Banking/Brokerage.......................................  1,588,869
 Community Banking..................................................  3,840,280
 Other..............................................................    104,554
 Less: Intersegment balances........................................   (157,404)
                                                                     ----------
  Total............................................................. $7,017,417
                                                                     ==========

                           UMB FINANCIAL CORPORATION

COMMON STOCK

  The following table summarizes the share transactions for the three years ended December 31, 1998:

                                                                       Shares
                                                Shares   Shares in   Subject to
                                                Issued    Treasury   Repurchase
                                              ---------- ----------  ----------
Balance -- January 1, 1996................... 22,547,521 (1,972,239) (1,068,533)
 Stock dividend (5%).........................    955,563         --          --
 Purchase of treasury stock..................         -- (1,469,791)    688,533
 Issued in stock options.....................         --     17,854          --
 Shares purchased by ESOP....................         --         --     380,000
                                              ---------- ----------  ----------
Balance -- December 31, 1996................. 23,503,084 (3,424,176)         --
 Stock dividend (5%).........................    987,105         --          --
 Purchase of treasury stock..................         --   (328,335)         --
 Issued in stock options.....................         --     15,081          --
                                              ---------- ----------  ----------
Balance -- December 31, 1997................. 24,490,189 (3,737,430)         --
 Purchase of treasury stock..................         --   (235,215)         --
 Issued in stock options.....................         --     15,427          --
                                              ---------- ----------  ----------
Balance -- December 31, 1998................. 24,490,189 (3,957,218)         --
                                              ========== ==========  ==========

COMMITMENTS AND CONTINGENCIES.

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

                           UMB FINANCIAL CORPORATION

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

  The Company's use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $41.4 million and $59.0 million during the years ended December 31, 1998 and 1997, respectively. Net futures activity resulted in losses of $1.0 million for 1998 and losses of $1.2 million for 1997.

  The Company also enters into foreign exchange contracts on a limited basis. For operating purposes the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 1998 contracts to purchase and to sell foreign currency averaged approximately $1.4 million, compared to $2.4 million during 1997. The gain or loss on these foreign exchange contracts for 1998 and 1997 was not significant.

  With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 1998, the Company did not have any significant credit concentrations in any particular industry.

  In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of operations of the Company.

                                                 Contract or Notional Amount
                                                         December 31
                                                ------------------------------
                                                   1998       1997      1996
                                                ---------- ---------- --------
                                                        (in thousands)
Financial instruments whose contract amounts
 represent credit risk:
 Commitments to extend credit for loans
  (excluding credit card loans)................ $1,539,463 $1,226,141 $943,895
 Commitments to extend credit under credit card
  loans........................................    698,514    786,456  815,367
 Commercial letters of credit..................     22,024     18,593    8,466
 Standby letters of credit.....................     88,233     72,293   68,634
Financial instruments whose notional or
 contract amounts exceed the amount of credit
 risk:
 Futures contracts............................. $   18,900 $   46,900 $ 54,600
 Foreign exchange contracts....................         --         --    6,041

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

INCOME TAXES

  Income taxes as set forth below produce effective federal income tax rates of 27.26% in 1998, 30.80% in 1997, and 31.10% in 1996. These percentages are computed by dividing total federal income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

                                                        Year Ended December 31
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Federal
Currently payable...................................... $19,401 $27,277 $29,148
Deferred...............................................     918     184  (3,180)
                                                        ------- ------- -------
  Total federal tax provision.......................... $20,319 $27,461 $25,968
State
Currently payable...................................... $ 1,340 $   151 $ 2,872
Deferred...............................................     103     485    (842)
                                                        ------- ------- -------
  Total state tax provision............................ $ 1,443 $   636 $ 2,030
                                                        ------- ------- -------
Total tax provision.................................... $21,762 $28,097 $27,998
                                                        ======= ======= =======

  The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

                                                     Year Ended December 31
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Provision at statutory rate......................... $26,592  $31,430  $29,936
Tax-exempt interest income..........................  (9,219)  (6,487)  (5,660)
Disallowed interest expense.........................   1,148      807      695
State and local income taxes, net of federal tax
 benefits...........................................     938      414    1,320
Amortization of intangibles of purchased banks......   1,901    1,926    1,945
Other...............................................     402        7     (238)
                                                     -------  -------  -------
  Total tax provision............................... $21,762  $28,097  $27,998
                                                     =======  =======  =======

  Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities.

                           UMB FINANCIAL CORPORATION

  Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                    1998      1997      1996
                                                  --------  --------  --------
Deferred tax liabilities
Net unrealized gain on securities available for
 sale............................................ $  7,499  $  2,276  $     --
Asset revaluations on purchased banks............    4,556     5,228     6,098
Depreciation.....................................    8,340     7,615     6,463
Pension..........................................       --        --     1,153
Miscellaneous....................................       --       496       441
                                                  --------  --------  --------
  Total deferred tax liabilities................. $ 20,395  $ 15,615  $ 14,155
                                                  --------  --------  --------
Deferred tax assets
Net unrealized loss on securities available for
 sale............................................ $     --  $     --  $ (1,041)
Allowance for loan losses........................  (12,346)  (12,422)  (12,848)
Nondeductible accruals...........................     (382)   (1,814)   (2,288)
Miscellaneous....................................     (984)     (931)   (1,517)
                                                  --------  --------  --------
  Total deferred tax assets...................... $(13,712) $(15,167) $(17,694)
                                                  --------  --------  --------
Net deferred tax liability (asset)............... $  6,683  $    448  $ (3,539)
                                                  ========  ========  ========

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash and Short-Term Investments--The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

  Securities Available for Sale and Investment Securities--Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  Trading Securities--Fair values for trading securities (including financial futures), which also are the amounts recognized in the balance sheet, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

  Loans--Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate, consumer, and credit card. Each loan category is further segmented into fixed and variable interest rate categories. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Deposit Liabilities--The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 1998, 1997 and 1996. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

  Short-Term Debt--The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair values.

  Long-Term Debt--Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

                           UMB FINANCIAL CORPORATION

  Other Off-Balance Sheet Instruments--The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year or these instruments or their fair value at year-end are significant to the Company's consolidated financial position.

  The estimated fair values of the Company's financial instruments at December 31, 1998, 1997, and 1996 are as follows (in millions):

                               1998               1997               1996
                         ------------------ ------------------ ------------------
                         Carrying    Fair   Carrying    Fair   Carrying    Fair
                          Amount    Value    Amount    Value    Amount    Value
                         --------  -------- --------  -------- --------  --------
Financial assets:
 Cash and short-term
  investments........... $  911.9  $  911.9 $  992.5  $  992.5 $  830.0  $  830.0
 Securities available
  for sale..............  3,052.9   3,052.9  2,431.7   2,431.7  2,387.3   2,387.3
 Investment securities..    702.1     711.0    452.8     456.7    319.2     319.5
 Trading securities.....     36.0      36.0     60.5      60.5     81.4      81.4
 Loans.................. $2,559.2  $2,557.9 $2,786.1  $2,771.1 $2,557.6  $2,537.1
 Less: allowance for
  loan losses...........    (33.2)       --    (33.3)       --    (33.4)       --
                         --------  -------- --------  -------- --------  --------
  Net loans............. $2,526.0  $2,557.9 $2,752.8  $2,771.1 $2,524.2  $2,537.1
                         --------  -------- --------  -------- --------  --------
  Total financial
   assets............... $7,228.9  $7,269.7 $6,690.3  $6,712.5 $6,142.1  $6,155.3
                         ========  ======== ========  ======== ========  ========
Financial liabilities:
 Demand and savings
  deposits.............. $4,423.9  $4,423.9 $4,197.6  $4,197.6 $3,896.4  $3,896.4
 Time deposits..........  1,472.9  $1,479.6  1,349.5   1,340.9  1,294.1   1,291.9
 Federal funds and
  repurchase............    922.2     922.2    715.5     715.5    614.4     614.4
 Short-term debt........       --        --      1.0       1.0       .9        .9
 Long-term debt.........     39.2      38.4     44.6      42.4     51.4      47.1
                         --------  -------- --------  -------- --------  --------
  Total financial
   liabilities.......... $6,858.2  $6,864.1 $6,308.2  $6,297.4 $5,857.2  $5,850.7
                         ========  ======== ========  ======== ========  ========

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           UMB FINANCIAL CORPORATION

PARENT COMPANY FINANCIAL INFORMATION

                                                         December 31
                                                 -----------------------------
                                                   1998       1997      1996
                                                 ---------  --------  --------
                                                       (in thousands)
Balance Sheet
Assets:
 Investment in subsidiaries:
 Banks.......................................... $ 641,952  $633,224  $585,925
 Non-banks......................................     7,481     7,387     8,675
                                                 ---------  --------  --------
   Total investment in subsidiaries............. $ 649,433  $640,611  $594,600
 Premiums on purchased banks....................     9,299     9,991    11,258
 Securities available for sale and other........    51,205    23,499    33,348
                                                 ---------  --------  --------
   Total assets................................. $ 709,937  $674,101  $639,206
                                                 =========  ========  ========
Liabilities and Shareholders' Equity:
 Dividends payable.............................. $   4,106  $  4,012  $  3,869
 Long-term debt.................................    39,153    44,550    50,794
 Accrued expenses and other.....................     3,911     1,303     2,066
                                                 ---------  --------  --------
   Total........................................ $  47,170  $ 49,865  $ 56,729
 Shareholders' equity...........................   662,767   624,236   582,477
                                                 ---------  --------  --------
   Total liabilities and shareholders' equity... $ 709,937  $674,101  $639,206
                                                 =========  ========  ========
Statement of Income
Income:
 Dividends and income received from affiliate
  banks......................................... $  51,132  $ 32,593  $ 58,503
 Service fees from subsidiaries.................    12,041    10,310     9,433
 Net security gains.............................        10     2,246        45
 Other..........................................       859       706       510
                                                 ---------  --------  --------
   Total income................................. $  64,042  $ 45,855  $ 68,491
                                                 ---------  --------  --------
Expense:
 Salaries and employee benefits................. $   5,017  $  4,375  $  3,852
 Interest on long-term debt.....................     3,213     3,277     3,972
 Services from affiliate banks..................       652       671       652
 Other..........................................    14,537    13,250    12,185
                                                 ---------  --------  --------
   Total expense................................ $  23,419  $ 21,573  $ 20,661
                                                 ---------  --------  --------
 Income before income taxes and equity in
  undistributed earnings of subsidiaries........ $  40,623  $ 24,282  $ 47,830
 Income tax benefit.............................    (2,893)   (2,164)   (2,836)
                                                 ---------  --------  --------
 Income before equity in undistributed earnings
  of subsidiaries............................... $  43,516  $ 26,446  $ 50,666
 Equity in undistributed earnings of
  subsidiaries:.................................
 Banks..........................................    10,607    35,409     6,883
 Non-banks......................................        91      (151)      (17)
                                                 ---------  --------  --------
   Net income................................... $  54,214  $ 61,704  $ 57,532
                                                 =========  ========  ========
Statement of Cash Flows
Operating Activities:
 Net income..................................... $  54,214  $ 61,704  $ 57,532
 Equity in earnings of subsidiaries.............   (61,073)  (66,958)  (64,350)
 Gains from sales of securities available for
  sale..........................................       (10)   (2,246)      (45)
 Earned ESOP shares.............................     2,568     2,644     2,220
 Other..........................................      (535)    5,206   (14,225)
                                                 ---------  --------  --------
   Net cash provided by (used in) operating
    activities.................................. $  (4,836) $    350  $(18,868)
                                                 ---------  --------  --------
Investing Activities:
 Proceeds from sales of securities available for
  sale.......................................... $      25  $  3,022  $     96
 Proceeds from maturities of securities held to
  maturity......................................    99,145    22,049    47,455
 Purchases of securities available for sale.....  (109,926)   (7,071)  (15,026)
 Net (increase) decrease in repurchase
  agreements....................................     6,858    (8,120)    7,500
 Net capital investment in affiliate banks......        --    (3,981)    5,211
 Dividends received from subsidiaries...........    61,360    31,700    57,484
 Net capital expenditures for premises and
  equipment.....................................      (166)     (320)      (34)
                                                 ---------  --------  --------
   Net cash provided by investing activities.... $  57,296  $ 37,279  $102,686
                                                 ---------  --------  --------
Financing Activities:
 Repayments of long-term debt................... $  (5,397) $ (6,704) $ (6,580)
 Cash dividends paid............................   (16,439)  (15,598)  (15,216)
 Net purchase of treasury stock.................   (11,595)  (12,656)  (61,851)
                                                 ---------  --------  --------
   Net cash used in financing activities........ $ (33,431) $(34,958) $(83,647)
                                                 ---------  --------  --------
Net increase in cash............................ $  19,029  $  2,671  $    171
                                                 =========  ========  ========

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of UMB Financial Corporation:

  We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche LLP

Kansas City, Missouri
January 21, 1999

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                           UMB FINANCIAL CORPORATION

               FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

                                     1998                         1997
                          ---------------------------- ----------------------------


                                     Interest   Rate             Interest    Rate
                          Average    Income/   Earned/ Average    Income/   Earned/
                          Balance   Expense(1) Paid(1) Balance   Expense(1) Paid(1)
                          --------  ---------- ------- --------  ---------  -------
                                              (in millions)
                                               (unaudited)
Assets
Loans, net of unearned
 interest (FTE) (2).....  $2,640.9    $228.8    8.66%  $2,649.0   $237.0     8.95%
Securities:
 Taxable................  $2,448.3    $140.7    5.75   $2,166.6   $127.1     5.87
 Tax-exempt (FTE).......     557.0      35.8    6.43      372.1     24.6     6.61
                          --------    ------    ----   --------   ------     ----
  Total securities......  $3,005.3    $176.5    5.87   $2,538.7   $151.7     5.97
Federal funds sold and
 resell agreements......     224.1      12.3    5.49      138.8      8.4     6.07
Other earning assets
 (FTE)..................      72.3       4.3    5.87       83.7      5.1     6.13
                          --------    ------    ----   --------   ------     ----
  Total earning assets
   (FTE)................  $5,942.6    $421.9    7.10   $5,410.2   $402.2     7.43
Allowance for loan loss-
 es.....................     (33.2)                       (32.9)
Cash and due from banks.     723.7                        724.8
Other assets............     384.3                        380.5
                          --------                     --------
  Total assets..........  $7,017.4                     $6,482.6
                          ========                     ========
Liabilities and
 Shareholders' Equity
Interest-bearing demand
 and savings deposits...  $2,260.3    $ 69.5    3.07%  $2,143.9   $ 65.8     3.07%
Time deposits under
 $100,000...............     875.5      44.7    5.11      898.9     46.7     5.20
Time deposits of
 $100,000 or more.......     480.3      24.2    5.04      310.8     15.4     4.95
                          --------    ------    ----   --------   ------     ----
  Total interest-bearing
   deposits.............  $3,616.1    $138.4    3.83   $3,353.6   $127.9     3.82
Short-term borrowings...       0.7        --    3.55        0.6       --     5.91
Long-term debt..........      42.6       3.2    7.54       48.9      3.4     6.78
Federal funds purchased
 and repurchase
 agreements.............     920.6      45.5    4.94      800.1     40.5     5.06
                          --------    ------    ----   --------   ------     ----
  Total interest-bearing
   liabilities..........  $4,580.0    $187.1    4.08   $4,203.2   $171.8     4.09
Noninterest-bearing
 demand deposits........   1,702.3                      1,576.2
Other...................      85.0                        104.6
                          --------                     --------
  Total.................  $6,367.3                     $5,884.0
                          --------                     --------
Total shareholders'
 equity.................  $  650.1                     $  598.6
                          --------                     --------
  Total liabilities and
   shareholders' equity.  $7,017.4                     $6,482.6
                          ========                     ========
Net interest income
 (FTE)..................              $234.8                      $230.4
Net interest spread.....                        3.02%                        3.34%
Net interest margin.....                        3.95                         4.26

--------
(1) Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2) Loan fees and income from loans on nonaccrual status are included in loan income.

            1996                          1995                         1994              Average
 ---------------------------------------------------------- ---------------------------- Balance
                                                                                          Five-
                                                                                           Year
             Interest   Rate              Interest   Rate              Interest   Rate   Compound
 Average     Income/   Earned/ Average    Income/   Earned/ Average    Income/   Earned/  Growth
 Balance    Expense(1) Paid(1) Balance   Expense(1) Paid(1) Balance   Expense(1) Paid(1)   Rate
 --------   ---------- ------- --------  ---------- ------- --------  ---------- ------- --------
 $2,437.8     $221.5    9.09%  $2,346.3    $218.9    9.33%  $2,148.6    $173.1    8.06%     8.13%
 $2,169.8     $122.9    5.66   $2,076.1    $110.6    5.32   $2,555.2    $122.0    4.77     (0.17)
    317.8       21.2    6.68      306.1      20.9    6.83      289.1      18.5    6.41     16.42
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $2,487.6     $144.1    5.79   $2,382.2    $131.5    5.52   $2,844.3    $140.5    4.94      1.95
    185.6       10.0    5.39      187.9      11.0    5.86      338.0      13.6    4.03     (6.90)
     69.3        4.3    6.12       60.2       3.7    6.19       56.5       3.2    5.65      4.47
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $5,180.3     $379.9    7.33   $4,976.6    $365.1    7.34   $5,387.4    $330.4    6.13      3.96
    (34.0)                        (32.1)                       (34.2)                       0.80
    646.5                         616.9                        675.3                        3.67
    344.4                         337.8                        344.1                        5.08
 --------                      --------                     --------                      ------
 $6,137.2                      $5,899.2                     $6,372.6                        4.00%
 ========                      ========                     ========                      ======
 $2,056.7     $ 59.8    2.91%  $2,059.7    $ 61.3    2.98%  $2,365.0    $ 58.6    2.48%     1.56%
    948.6       49.3    5.21      963.8      49.0    5.08    1,003.8      40.8    4.06     (2.19)
    276.5       14.0    5.05      221.0      11.3    5.12      207.2       7.6    3.62     16.12
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $3,281.8     $123.1    3.75   $3,244.5    $121.6    3.75   $3,576.0    $107.0    2.99      1.93
      1.0         --    4.10        1.1        --    4.31        1.0        --    3.26    (12.94)
     55.4        4.0    7.27       44.5       3.5    7.79       50.4       4.0    7.97     (4.45)
    771.5       37.5    4.84      613.9      32.7    5.32      664.5      25.1    3.77      9.64
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $4,109.7     $164.6    4.00   $3,904.0    $157.8    4.04   $4,291.9    $136.1    3.17      3.15
  1,386.2                       1,336.8                      1,445.4                        5.97
     67.0                          61.0                         62.9                        4.38
 --------                      --------                     --------                      ------
 $5,562.9                      $5,301.8                     $5,800.2                        3.88
 --------                      --------                     --------                      ------
 $  574.3                      $  597.4                     $  572.4                        5.28
 --------                      --------                     --------                      ------
 $6,137.2                      $5,899.2                     $6,372.6                        4.00%
 ========                      ========                     ========                      ======
              $215.3                       $207.3                       $194.3
                        3.33%                        3.30%                        2.96%
                        4.16                         4.17                         3.61

                           UMB FINANCIAL CORPORATION

                   SELECTED FINANCIAL DATA OF AFFILIATE BANKS

                                             December 31, 1998
                          --------------------------------------------------------
                                                 Loans
                          Number of   Total      Net of     Total    Shareholders'
                          Locations   Assets    Unearned   Deposits     Equity
                          --------- ---------- ---------- ---------- -------------
                                               (in thousands)
Western Missouri
UMB Bank, n.a. (Kansas
 City)..................      59    $4,312,277 $1,493,996 $3,409,304   $364,426
UMB Bank, Cass County
 (Peculiar).............       1        29,781      8,451     25,554      2,998
UMB Bank, Northwest (St.
 Joseph)................       9       171,420     56,188    156,436     12,716
Eastern Missouri and
 Illinois
UMB Bank of St. Louis,
 n.a....................      32    $1,174,859 $  312,196 $  739,152   $ 70,704
UMB Bank, Northeast
 (Monroe City)..........       3        72,044     30,275     61,874      5,956
UMB First State Bank of
 Morrisonville
 (Illinois).............       1        12,171      4,468     11,144        941
Southwestern Missouri
UMB Bank, Southwest
 (Springfield)..........      14    $  342,185 $  129,348 $  244,282   $ 24,972
UMB Bank, Warsaw........       4        71,848     22,609     57,974      4,945
Central Missouri
UMB Bank, Boonville.....       2    $   40,904 $   14,809 $   32,901   $  2,868
UMB Bank, Jefferson
 City...................       1        48,516     25,829     31,265      3,779
UMB Bank, North Central
 (Brookfield)...........       5        74,149     24,927     53,653      5,787
UMB Bank, Warrensburg...       4       104,853     22,873     89,891      7,768
Colorado
UMB Bank Colorado.......      12    $  328,905 $  160,775 $  266,498   $ 25,079
Kansas
UMB National Bank of
 America................      13    $  874,441 $  138,724 $  761,141   $ 69,049
Nebraska
UMB Bank Omaha, n.a.....       5    $   37,319 $   33,588 $   28,892   $  5,086
Oklahoma
UMB Oklahoma Bank.......       3    $  142,495 $   82,624 $  109,259   $ 16,286
Banking-Related
 Subsidiaries
UMB Properties, Inc.....
UMB Community
 Development
 Corporation............
UMB Banc Leasing
 Corporation............
UMB, U.S.A. n.a.........
UMB Scout Brokerage
 Services, Inc..........
UMB Scout Insurance
 Company................
UMB Capital Corporation.
United Missouri
 Insurance Company......
United Missouri Trust
 Company of New York....
UMB Trust Company of
 South Dakota...........
UMB Consulting Services,
 Inc....................
UMB Data Corporation....