Form 10-Q
period 1999-03-31
UMB FINANCIAL CORP
filed 1999-05-13
CIK 101382

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934





                  For the quarterly period ended March 31, 1999

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

                                    Yes X No

At March 31, 1999, UMB Financial Corporation had 20,063,336 shares of common stock outstanding. This is the only class of stock of the Company.

                            UMB FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

        Consolidated Balance Sheets
        As of March 31, 1999 and 1998 (unaudited) and
         December 31, 1998 (audited)                                           3

        Consolidated Statements of Income for the Three Months
        Ended March 31, 1999 and 1998 (unaudited)                              4

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1999 and 1998 (unaudited)                              5

        Consolidated Statements of Shareholders' Equity for the Three Months
        Ended March 31, 1999 and 1998 (unaudited)                              6

        Notes to Consolidated Financial Statements                           7-9

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                10
            Analysis of Changes in Net Interest Income and Margin             11

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12-16

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     17

              Signatures                                                      18

                            UMB FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      March 31,              December 31,
                                                            -----------------------------   -------------
ASSETS                                                          1999            1998            1998
                                                            -------------   -------------   -------------
Loans:
    Commercial, financial and agricultural                   $ 1,410,069     $ 1,343,644     $ 1,291,858
    Consumer (net of unearned interest)                          897,521       1,020,959         934,765
    Real estate                                                  321,343         349,375         327,796
    Leases                                                         4,802           3,572           4,717
    Allowance for loan losses                                    (32,847)        (33,301)        (33,169)
                                                            -------------   -------------   -------------
        Net loans                                            $ 2,600,888     $ 2,684,249     $ 2,525,967
Securities available for sale:
    U.S. Treasury and agencies                               $ 2,610,772     $ 2,133,160     $ 2,604,949
    State and political subdivisions                               2,949           6,904           2,547
    Commercial paper and other                                   237,613          23,490         445,393
                                                            -------------   -------------   -------------
        Total securities available for sale                  $ 2,851,334     $ 2,163,554     $ 3,052,889
Securities held to maturity:
    State and political subdivisions                           $ 722,338       $ 489,127       $ 702,160
                                                            -------------   -------------   -------------
        Total securities held to maturity (market value
        of $729,953, $492,607 & $711,035, respectively)        $ 722,338       $ 489,127       $ 702,160
Federal funds and resell agreements                               52,017         246,131          61,369
Trading securities and other earning assets                       74,620          79,941          36,000
                                                            -------------   -------------   -------------
            Total earning assets                             $ 6,301,197     $ 5,663,002     $ 6,378,385
Cash and due from banks                                          628,543         920,415         850,532
Bank premises and equipment, net                                 213,585         181,141         206,194
Accrued income                                                    77,082          78,243          70,045
Premium on and intangibles of purchased banks                     51,608          58,698          53,379
Other assets                                                      74,466          47,351          89,563
                                                            -------------   -------------   -------------
             Total assets                                    $ 7,346,481     $ 6,948,850     $ 7,648,098
                                                            =============   =============   =============

LIABILITIES
Deposits:
    Noninterest-bearing demand                               $ 1,834,177     $ 1,928,568     $ 2,045,074
    Interest-bearing demand and savings                        2,220,344       2,243,817       2,378,814
    Time deposits under $100,000                                 857,290         878,705         868,490
    Time deposits of $100,000 or more                            463,758         392,713         604,426
                                                            -------------   -------------   -------------
                                                            -------------   -------------   -------------
        Total deposits                                       $ 5,375,569     $ 5,443,803     $ 5,896,804
Federal funds and repurchase agreements                          978,171         732,187         922,219
Short-term debt                                                  200,380              19              31
Long-term debt                                                    42,344          43,885          39,153
Accrued expenses and taxes                                        51,788          50,107          52,481
Other liabilities                                                 39,703          40,896          74,643
                                                            -------------   -------------   -------------
            Total liabilities                                $ 6,687,955     $ 6,310,897     $ 6,985,331
                                                            -------------   -------------   -------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 24,490,189 shares                            $ 24,490        $ 24,490        $ 24,490
Capital surplus                                                  608,935         609,032         608,934
Retained earnings                                                187,354         148,300         175,005
Accumulated other comprehensive income                             6,746           6,180          13,693
Unearned ESOP shares                                              (9,367)        (11,867)         (9,992)
Treasury stock, 4,189,196, 3,743,155 and
    3,957,218 shares, at cost, respectively                     (159,632)       (138,182)       (149,363)
                                                            -------------   -------------   -------------
        Total shareholders' equity                             $ 658,526       $ 637,953       $ 662,767
                                                            -------------   -------------   -------------
            Total liabilities and shareholders' equity       $ 7,346,481     $ 6,948,850     $ 7,648,098
                                                            =============   =============   =============

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited in thousands)

                                                        Three Months
                                                       Ended March 31,
INTEREST INCOME                                    1999            1998
                                                ------------    ------------
Loans                                              $ 51,226        $ 59,657
    Securities:
    Taxable interest                               $ 41,676        $ 33,740
    Tax-exempt interest                               7,680           5,318
                                                ------------    ------------
        Total securities income                    $ 49,356        $ 39,058
Federal funds and resell agreements                     615           4,672
Trading securities and other                            686           1,067
                                                ------------    ------------
            Total interest income                  $101,883        $104,454
                                                ------------    ------------
INTEREST EXPENSE
Deposits                                           $ 32,056        $ 34,906
Federal funds and repurchase
    agreements                                       12,040          12,073
Short-term debt                                          50               7
Long-term debt                                          694             655
                                                ------------    ------------
        Total interest expense                     $ 44,840        $ 47,641
                                                ------------    ------------
Net interest income                                $ 57,043        $ 56,813
Provision for loan losses                             2,487           2,858
                                                ------------    ------------
            Net interest income after provision    $ 54,556        $ 53,955
                                                ------------    ------------
NONINTEREST INCOME
Trust income                                       $ 12,849        $ 11,857
Securities processing                                 3,411           3,075
Trading and investment banking                        5,780           4,349
Service charges on deposits                          11,376           9,970
Other service charges and fees                        6,225           5,578
Bankcard fees                                         1,158             330
Net investment security gains                            11               1
Other                                                 1,705           1,663
                                                ------------    ------------
        Total noninterest income                   $ 42,515        $ 36,823
                                                ------------    ------------
NONINTEREST EXPENSE
Salaries and employee benefits                     $ 40,553        $ 38,052
Occupancy, net                                        5,338           5,096
Equipment                                             8,470           7,316
Supplies and services                                 5,635           5,233
Marketing and business development                    3,867           4,644
Amortization of premium on purchased banks            1,771           1,767
Other                                                 8,465           6,941
                                                ------------    ------------
        Total noninterest expense                  $ 74,099        $ 69,049
                                                ------------    ------------
Income before income taxes                         $ 22,972        $ 21,729
Income tax provision                                  6,555           6,573
                                                ------------    ------------
            NET INCOME                             $ 16,417        $ 15,156
                                                ============    ============

PER SHARE DATA
Net income - Basic & diluted                         $ 0.81          $ 0.74
Dividends                                            $ 0.20          $ 0.20

Weighted average shares outstanding              20,179,252      20,437,716
See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited in thousands)

                                                                  Three Months Ended
                                                                      March 31,
                                                      ----------------------------------------
                                                               1999                 1998
                                                         ------------------    ---------------
Operating Activities
Net Income                                                     $    16,417        $    15,156
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                    2,487              2,858
        Depreciation and amortization                                6,204              5,910
        Deferred income taxes                                         (410)               280
        Net increase in trading securities                         (38,620)           (19,393)
        Gains on sales of securities available for sale                (11)                (1)
        Amortization of securities premiums,
            net of discount accretion                              (10,712)              (615)
        Earned ESOP shares                                             625                693
        Changes in:
               Accrued income                                       (7,037)            (5,616)
               Accrued expenses and taxes                            3,515             (8,176)
        Other, net                                                 (19,843)           (13,377)
                                                               ------------       ------------
            Net cash provided used in operating activities     $   (47,385)       $   (22,281)
                                                               ------------       ------------

Investing Activities
Proceeds from maturities of investment securities              $    18,212        $    11,759
Proceeds from sales of securities available for sale                34,290                 10
Proceeds from maturities of securities available for sale        3,499,436          1,734,104
Purchases of investment securities                                 (39,315)           (48,681)
Purchases of securities available for sale                      (3,331,268)        (1,461,339)
Net ( increase) decrease in loans                                  (77,408)            65,650
Net (increase) decrease in fed funds and resell agreements           9,352           (174,918)
Purchases of bank premises and equipment                           (11,824)           (12,724)
Proceeds from sales of bank premises and equipment                       0                251
                                                               ------------       ------------
            Net cash provided by in investing activities       $   101,475        $   114,112
                                                               ------------       ------------

Financing Activities
Net decrease in demand and savings deposits                    $  (369,367)       $   (25,165)
Net decrease in time deposits                                     (151,868)           (78,029)
Net increase  in fed funds/ repurchase agreements                   55,952             16,642
Net increase (decrease)  in short term borrowings                  200,349             (1,097)
Proceeds from long term debt                                         3,900                  0
Repayment of long term debt                                           (709)              (665)
Cash dividends                                                      (4,068)            (4,086)
Proceeds from exercise of stock options                                 69                  0
Purchases of treasury stock                                        (10,337)              (316)
                                                               ------------       ------------
           Net cash used in financing activities               $  (276,079)       $   (92,716)
                                                               ------------       ------------

Decrease  in cash and due from banks                           $  (221,989)       $      (885)
Cash and due from banks at beginning of year                       850,532            921,300
                                                               ------------       ------------
Cash and due from banks at end of period                       $   628,543        $   920,415
                                                               ===========        ============

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                       Accumulated
                                                                          Other
                                   Common      Capital     Retained   Comprehensive   Treasury     Unearned
                                    Stock      Surplus     Earnings    Income (Loss)     Stock        ESOP           Total
                                 --------------------------------------------------------------------------------------------
 Balance - January 1, 1998          $24,490    $ 608,964    $ 137,230       $ 3,910   $ (137,866)   $ (12,492)     $ 624,236
 Net income                               -            -       15,156             -            -            -         15,156
 Comprehensive income, net of tax
   Unrealized gains on securities of
   $2,271 net of reclassification adj.
   for gains included in net income
   of $1.                                 -            -            -         2,270            -            -          2,270
                                                                                                              ---------------
 Total comprehensive income                                                                                           17,426
 Cash Dividends                           -            -       (4,086)            -            -            -         (4,086)
 Earned ESOP shares                       -           68            -             -            -          625            693
 Purchase of treasury stock               -            -            -             -         (316)           -           (316)
 Exercise of stock options                -            -            -             -            -            -              -
                                 --------------------------------------------------------------------------------------------
 Balance - March 31, 1998           $24,490    $ 609,032    $ 148,300       $ 6,180   $ (138,182)   $ (11,867)     $ 637,953
                                 ============================================================================================

 Balance - January 1, 1999          $24,490    $ 608,934    $ 175,005      $ 13,693   $ (149,363)    $ (9,992)     $ 662,767
 Net income                               -            -       16,417             -            -            -         16,417
 Comprehensive income, net of tax
   Unrealized loss on securities of
   $6,958 net of reclassification adj.
   for gains included in net income
   of $11.                                -            -            -        (6,947)           -            -         (6,947)
                                                                                                              ---------------
 Total comprehensive income                                                                                            9,470
 Cash dividends                           -            -       (4,068)            -            -            -         (4,068)
 Earned ESOP shares                       -            -            -             -            -          625            625
 Purchase of treasury stock               -            -            -             -      (10,337)           -        (10,337)
 Exercise of stock options                -            1            -             -           68            -             69
                                 --------------------------------------------------------------------------------------------
 Balance - March 31, 1999           $24,490    $ 608,935    $ 187,354       $ 6,746   $ (159,632)    $ (9,367)     $ 658,526
                                 ============================================================================================

 See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


1.       Financial Statement Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations, have been made. The financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and results of Operations and with reference to the 1998 Annual Report to Shareholders.

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

2.       Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted earnings per share takes into account the dilutive effect of 34,470 and 72,074 shares issuable under options granted by the Company at March 31, 1999 and 1998, respectively.

3.       Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the three months ended March 31, 1999 and 1998 (in thousands):

                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                       1999              1998
                                                 ----------------- ------------
Balance January 1                                         $33,169       $33,274
Additions:
Provision for loan losses                                   2,487         2,858
                                                            -----         -----
Total Before Deductions                                    35,656        36,132
                                                           ------        ------
Deductions:
Charge-offs                                                (3,504)       (3,447)
Less recoveries on loans previously charged-off               695           616
                                                              ---           ---
Net charge-offs                                           (2,808)        (2,831)
                                                           ------        ------
Balance, March 31                                         $32,847       $33,301
                                                          =======       =======

At March 31, 1999 the amount of loans that are considered to be impaired under SFAS No. 114 was $10,484,000 compared to $10,221,000 at December 31, 1998 and
$2,544,000 at March 31, 1998. At March 31, 1999 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $7,442,000 of loans for which the related allowance is $1,784,000. The remaining $3,042,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended March 31, 1999 was approximately $10,353,000.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

4. Segment Reporting: Public enterprises are required to report certain information concerning its operating segments in annual and interim financial statements. Beginning in 1998, the Company began preparing periodic reporting on its operating segments. Operating segments are considered to be components of an enterprise for which separate financial information is available and evaluated regularly by key decision-makers for purposes of allocating resources and assessing performance. The Company has defined its operations into the following segments: Commercial Banking: Providing a full range of lending and cash management services to commercial and governmental entities through the commercial division of the Company's lead bank. Trust & Securities Processing:
Providing estate planning, trust, employee benefit, asset management and custodial services to individuals and corporate customers. Investment Banking and Brokerage: Providing commercial and retail brokerage, investment accounting and safekeeping services to individuals and corporate customers. Community
Banking: Providing a full range of banking services to retail and corporate customers through the Company's affiliate banks' and branch network. Other: The Other category consists primarily of Overhead and Support departments of the Company. The net revenues and expenses of these departments are allocated to the other segments of the organization in the Company's periodic segment reporting. Reported segment revenues, net income and average assets include revenue and expense distributions for services performed for other segments within the Company as well as balances due from other segments within the Company. Such intercompany transactions and balances are eliminated in the Company's consolidated financial statements. The table below lists selected financial information by business segment:

                                                Three Months Ended March 31,
                                                       (in thousands)
                                                ----------------------------
                                                   1999            1998
Revenues
Commercial Banking                           $   19,808      $   19,708
Trust and Securities Processing                  16,358          14,630
Investment Banking and Brokerage                 10,319           7,673
Community Banking                                51,942          52,968
Other                                             4,699           3,125
Less:  Intersegment revenues                     (6,055)         (5,836)
                                                 ______          ______
         Total                               $   97,071      $   92,268
                                                 ======          ======
Net Income
Commercial Banking                           $    8,394      $    8,395
Trust and Securities Processing                   3,698           3,181
Investment Banking and Brokerage                  2,123           1,743
Community Banking                                 4,526           5,062
Other                                                 -               -
Less:  Intersegment income                       (2,324)         (3,225)
                                                 ______         _______
        Total                                $   16,417      $   15,156
                                                 ======          ======
Total Average Assets
Commercial Banking                           $1,552,335      $1,749,972
Trust and Securities Processing                  16,460          12,833
Investment Banking and Brokerage              2,031,223       1,554,425
Community Banking                             3,939,933       3,869,108
Other                                           419,375          54,942
Less:  Intersegment assets                     (424,726)       (206,234)
                                              _________       _________
        Total                                $7,534,600      $7,035,046
                                              =========       =========

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

5. Commitments and Contingencies: In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company.

6. New Accounting Pronouncements: In June, 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statement is effective for the Company's financial statements for the fiscal year beginning January 1, 2000. The Company is in the process of evaluating the potential impact of the new Statement.

                            UMB FINANCIAL CORPORATION
                        AVERAGE BALANCES/YIELDS AND RATES
                      (tax-equivalent basis) (in thousands)

                                                               1999                    1998
                                                 Average      Average            Average      Average
Assets                                           Balance     Yield/Rate          Balance    Yield/Rate
                                              --------------------------      --------------------------
Loans, net of unearned interest                  $ 2,563,121       8.13 %       $ 2,742,946        8.95 %
Securities:
  Taxable                                        $ 3,137,134       5.39         $ 2,337,642        5.85
  Tax-exempt                                         714,961       6.35             471,029        6.72
                                              --------------------------      --------------------------
    Total securities                             $ 3,852,095       5.57         $ 2,808,671        6.00
Federal funds and resell agreements                   53,081       4.70             336,448        5.83
Other earning assets                                  56,502       5.27              75,360        6.00
                                              --------------------------      --------------------------
    Total earning assets                         $ 6,524,799       6.57         $ 5,963,425        7.29
Allowance for loan losses                            (33,011)                       (33,137)
Other assets                                       1,042,812                      1,104,758
                                              ---------------                 --------------
Total assets                                     $ 7,534,600                    $ 7,035,046
                                              ===============                 ==============

Liabilities and Shareholders' Equity
Interest-bearing deposits                        $ 3,764,306       3.45 %       $ 3,567,730        3.97 %
Federal funds and repurchase agreements            1,150,596       4.24             956,531        5.12
Borrowed funds                                        43,218       6.98              44,801        5.99
                                              --------------------------      --------------------------
    Total interest-bearing liabilities           $ 4,958,120       3.67         $ 4,569,062        4.23
Noninterest-bearing demand deposits                1,842,468                      1,731,709
Other liabilities                                     68,734                         93,699
Shareholders' equity                                 665,278                        640,576
                                              ---------------                 --------------
    Total liabilities and shareholders' equity   $ 7,534,600                    $ 7,035,046
                                              ===============                 ==============

Net interest spread                                                2.90 %                          3.06 %
Net interest margin                                                3.78                            4.05

                            UMB FINANCIAL CORPORATION
              ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                      (tax-equivalent basis) (in thousands)

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                      Three Months Ended
                                                    March 31, 1999 vs. 1998
                                             ----------------------------------------------------------
                                                  Volume                Rate                Total
Change in interest earned on:
    Loans                                            $ (3,783)            $ (4,683)           $ (8,466)
    Securities:
        Taxable                                        10,794               (2,858)              7,936
        Tax-exempt                                      3,841                 (445)              3,396
    Federal funds sold                                 (3,390)                (667)             (4,057)
    Other                                                (256)                (125)               (381)
                                             -----------------    -----------------    ----------------
            Interest income                           $ 7,206             $ (8,778)           $ (1,572)
                                             -----------------    -----------------    ----------------
Change in interest paid on:
    Interest-bearing deposits                         $ 1,849             $ (4,699)           $ (2,850)
    Federal funds purchased                             2,222               (2,255)                (33)
    Borrowed funds                                        (24)                 106                  82
                                             -----------------    -----------------    ----------------
            Interest expense                          $ 4,047             $ (6,848)           $ (2,801)

                                             -----------------    -----------------    ----------------
Net interest income                                   $ 3,159             $ (1,930)            $ 1,229
                                             =================    =================    ================

                         ANALYSIS OF NET INTEREST MARGIN

                                                                Three Months Ended
                                                                  March 31, 1999
                                             ----------------------------------------------------------
                                                   1999                 1998               Change
Average earning assets                            $ 6,524,799          $ 5,963,425           $ 561,374
Interest-bearing liabilities                        4,958,120            4,569,062             389,058
                                             -----------------    -----------------    ----------------
Interest free funds                               $ 1,566,679          $ 1,394,363           $ 172,316
                                             =================    =================    ================

Free funds ratio                                        24.01 %              23.38 %              0.63 %
    (free funds to earning assets)

Tax-equivalent yield on earning assets                   6.57 %               7.29 %             (0.72)%
Cost of interest-bearing liabilities                     3.67                 4.23               (0.56)
                                             -----------------    -----------------    ----------------
Net interest spread                                      2.90 %               3.06 %             (0.16)%
Benefit of interest free funds                           0.88                 0.99               (0.11)
                                             -----------------    -----------------    ----------------
Net interest margin                                      3.78 %               4.05 %             (0.27)%
                                             =================    =================    ================

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended March 31, 1999. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

Estimates and forward looking statements are included in this review and as such are subject to certain risks, uncertainties and assumptions that are beyond the Company's ability to control or estimate precisely. These statements are based on current financial and economic data and management's expectations concerning future developments and their effects. They include, but are not limited to statements relating to the Company's and various third parties' Year 2000 readiness efforts. There can be no assurance that results or future developments will be in accordance with the Company's expectations or that the effect of future developments on the Company will be those anticipated by the Company.

Factors that could cause material differences in actual operating results include, but are not limited to, the impact of competition; changes in pricing, loan demand, consumer savings habits, employee costs and interest rates; the ability of customers to repay loans; changes in U.S. or international economic or political conditions, such as inflation or fluctuation in interest or foreign exchange rates; disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure; the unavailability or increased cost of certain of certain resources, including, without limitation, those associated Year 2000 issues; the ability of third parties to successfully deal with their Year 2000 issues, the unanticipated costs and disruption in operating due to Year 2000 non-compliance of the Company and/or its affiliates, customers, suppliers, counterparties, public utilities, issuers of investment securities, and other entities. While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation and management's discussion and analysis contained in the Company's annual and quarterly reports, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Summary UMB Financial Corporation (the Company) earned net income of $16,417,000 for the three months ended March 31, 1999, compared to $15,156,000 for the same period a year earlier. This represents per share earnings of $0.81 for the first quarter of 1999 compared to $0.74 for the first quarter of 1998, an increase of 9.46%.

The Company's improved performance has been primarily driven by an increase in non-interest income. Nearly all fee categories increased as the Company continues to build on its substantial fee-based income. The Company's net interest income showed a small increase on a year-to-date basis. Non interest expenses were higher as the Company continues its investments in personnel, equipment and technology systems required to sustain long-term growth.

The Board of Directors of the Company has authorized the purchase of up to one million shares of the Company's stock during 1999, such purchases to be on such terms and conditions as management may deem appropriate. The purchases may be made, from time to time, in both open market and privately negotiated transactions.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

Results of  Operations
For the three months ended March 31, 1999 the Company earned net interest income of $57,043,000 compared to $56,813,000 for the first quarter of 1998. Loan volume and continued decreases in interest rates have impacted the growth rate of net interest income. While the average earning assets increased, the Company's net interest margin decreased to 3.78% compared to 4.05% for the same period of 1998. This decrease primarily resulted from continued pressure on short-term interest rates, which negatively impacted the yield on loans. The yield on the Company's investment portfolio for 1999 also decreased from the same period a year earlier. The Company is not willing to jeopardize the quality or liquidity of the investment portfolio by changing its long-term, prudent investment philosophy.

The Company's loan loss provision for the first quarter of 1999 was $2,487,000 compared to $2,858,000 for the same period of 1998. The decrease in provision for loan loss was due to a decrease in net loans and a decrease in net charge-offs. Net loan charge-offs in the first three months of 1999 were $2,809,000 compared to $2,831,000 for the same period last year. The majority of the charge-offs in both periods were from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non interest income totaled $42,515,000 for the first quarter of 1999 compared to $36,823,000 for the same period of 1998, an increase of 15.5%. Nearly all categories of fee experienced double-digit growth for the quarter. The largest area of increase was from securities sales and retail brokerage activities that showed an increase of more than 30% from the same period one year earlier. Fee income from deposit services, cash management services and trust services increased as the Company continues its efforts to grow this revenue source, which does not carry the credit and interest rate risk of interest-based revenue. Non interest expense was $74,099,000 for the three months ended March 31, 1999 compared to $69,049,000 for the same period of 1998. In comparing the year-to-date increase the Company incurred increases in staffing and equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, has contributed to the increase. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrade of cores operating systems. The prudent management of non-interest expense will continue to be a priority for the Company.

Financial Condition
Total assets at March 31, 1999 were $7.346 billion compared to $6.949 billion at March 31, 1998 and $7.648 billion at December 31, 1998. Loans, net of unearned interest, decreased to $2.634 billion as of March 31, 1999 compared to $2.718 billion at March 31, 1998, yet increased from $2.559 billion at December 31, 1998. This decrease in loans reflects a very competitive loan market in which the Company operates. Total investment securities increased to $3.574 billion as of March 31, 1999 compared to $2.653 billion at March 31, 1998. The increase in investment securities resulted from the combined effect of a decrease in loans and a decrease in federal funds and resell transactions. Total deposits decreased to $5.376 billion at March 31, 1999 compared to $5.444 billion at March 31, 1998 and $5.897 billion at December 31, 1998.

Non accrual and restructured loans totaled $11,755,000, 0.45% of loans, at March 31, 1999 compared to $3,837,000, 0.14% of loans, at March 31, 1998, and
$10,746,000 at December 31, 1998, 0.42% of loans. Loans past due 90 days or more were $5,885,000, 0.22% of loans at March 31, 1999, compared to $9,185,000, 0.34%
of loans at March 31, 1998, and $7,915,000 at December 31,1998, 0.31% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At March 31, 1999 the Company's allowance for loan losses was $32,847,000 or 1.25% of outstanding loans. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate. Delinquency rates in the Company's bankcard loan portfolio are well below industry averages.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

Liquidity and Capital Resources
The Company's liquidity position continues to be strong. At March 31, 1999, the Company's average loan to deposit ratio was 45.7% compared to 51.8% at March 31, 1998. At March 31, 1999, the average life of the securities portfolio was 17 months with 51% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $659 million at March 31, 1999 compared to $638 million at March 31, 1998 and $663 million at year-end 1998. During the twelve months ended March 31, 1999 the Company increased its treasury stock holdings by $21.5 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At March 31, 1999, the net unrealized gain on securities available for sale was $6.7 million, compared to $6.2 million at March 31, 1998 and $13.7 million at December 31, 1998.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of March 31, 1999.

                                                          Net Portfolio Value
       Rates in
     Basis Points                          Dollar       Percentage
     (Rate Shock)           Amount         Change         Change
         200                $1,490,306       $28,871          1.98 %
         100                 1,482,951        21,516          1.47 %
        Static               1,461,435             -             - %
        (100)                1,397,305      (64,130)         (4.39)%
        (200)                1,328,394     (133,041)         (9.10)%

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.
                                               Three Months Ended
                                                   March 31,
RATIOS                                        1999         1998
Return on average assets                       0.88  %        0.87  %
Return on average equity                      10.01           9.60
Average equity to assets                       8.83           9.11
Tier 1 risk-based capital ratio               15.75          15.52
Total risk-based capital ratio                16.61          16.45
Leverage ratio                                 8.39           8.52

Per Share Data
Earnings Basic                          $      0.81    $      0.74
Earnings Diluted                        $      0.81    $      0.74
Cash Dividends                          $      0.20    $      0.20
Dividend payout ratio                         24.69  %       27.03  %
Book value                              $     32.82    $     31.20

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

YEAR 2000

The Year 2000 readiness issue is the result of computer programs that have been coded to define a year using two digits rather than four. For example, a substantial number of programs have date sensitive coding which may recognize a date using "00" as 1900 rather than 2000. If not corrected this could result in system failures or miscalculations causing disruptions to the Company's operations, and a material adverse effect on the Company's operations and financial performance.

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

                                    Company-Controlled     Vendor-Controlled
                                    Mission Critical       Mission Critical

         Inventory                          99%                   99%
         Solution Planning                  99%                   99%
         Renovation                         99%                   99%
         Testing                            98%                   94%
         Implementation                     93%                   91%

Substantial progress has been made on the completion of the five step plan for non-mission critical items: as of March 31, 1999, 97% of all identified company-controlled applications had been completed through the testing stage, and 87% of the vendor-controlled applications had been completed through the testing stage. Completion of testing is scheduled for June 30, 1999.

The Company has made significant steps toward assessing its hardware and is making substantial progress toward replacing necessary equipment. All mainframe and mid-range systems are in place, and an inventory of personal computers has been concluded.

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

                           UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

Year 2000 issues can affect the Company not only as a result of its own internal systems, but also as a result of the success of third parties in dealing with their Year 2000 issues. The Company has in place a program to investigate and quantify the Year 2000 issues arising from its relationships with third parties such as borrowers, vendors, counterparties, issuers of debt and equity securities held by the Company's subsidiaries and their trust departments, and service providers (e.g. the Federal Reserve system, telecommunications providers and electric utilities). Interfaces and connectivity with these parties and systems also present significant issues. The Company has been contacting certain third party vendors and other significant third parties to determine the status of their Year 2000 plans and progress. The Company has established a policy in which, as part of its affiliates' evaluation of investment securities, they review the portions of the public filings of the issuers of such investment securities describing their respective efforts and status relating to their Year 2000 readiness. Such affiliates do not, however, attempt to independently confirm or verify any of the representations or statements made by such issuers in their public filings. There can be no assurance that each third party will adequately address its Year 2000 issues.

A failure by the Company to successfully remediate its own Year 2000 problems, or a failure by counterparties, issuers of securities, significant suppliers, customers with substantial relationships, or failures in the payment system could have a substantial negative impact on the Company. In addition, the Company could face significant disruptions of business as well as financial losses if there were failures of telecommunications systems, utility systems, security clearing systems or other elements of the industry infrastructure. The Company's business, results of operations and financial positions could be materially adversely affected as a result of any such failures. Because of the range of possible issues associated with the Companys and third parties' Year 2000 issues, and the large number of variables involved, it is impossible to quantify the potential consequence or costs of problems that may occur if respective remediation efforts are not successful.

All of the foregoing is based on management's current assessment of the situation using information available to it. Other factors that might cause material changes include, but are not limited to, the loss of key personnel and the ability to respond to unforeseen complications. Because the Company's Year 2000 efforts are not entirely complete, and due to its reliance on business partners, vendors, customers, utilities, telecommunications providers and others, the outcome of Year 2000 readiness is uncertain, and such issues may have a material adverse effect on the Company's future financial condition and future operating results.

The Company continues to develop contingency plans to address failures due to Year 2000 issues relating to, among other things, its operations, systems, physical locations, products, vendors and public infrastructure. The Company's contingency planning includes remediation contingency plans and business resumption contingency plans. Remediation contingency plans are designed to address alternative courses of action in the event remediation of a mission critical system falls behind schedule or is not successfully remediated. Business resumption contingency plans are designed to address Year 2000 problems that could arise even though the Company and third parties have completed remediation. The Year 2000 business resumption contingency planning includes event plans for each functional department, documented back-up procedures in the event of a failure, identification of supplies, materials and processes that must be on hand in the event the plan is activated and coordination of personnel. Business resumption planning is well under way and will continue through the second two quarter of 1999. Notwithstanding extensive contingency planning, the failure of certain mission critical third parties, such as utilities, telecommunications providers, transportation service providers or certain governmental entities could adversely affect the Company.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 1999


PART II.  Other Information
         Item 6.  Exhibits and Reports on form 8-K

a) The following exhibit is filed herewith: 27-Article 9 of Regulation S-X Financial Data Schedule for March 31, 1999 Form 10-Q.

b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

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


Date:  May 13, 1999