Form 10-Q
period 1999-06-30
UMB FINANCIAL CORP
filed 1999-08-13
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                    Yes X No

At June 30, 1999, UMB Financial Corporation had 19,666,259 shares of common stock outstanding. This is the only class of stock of the Company.

                            UMB FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements

        Consolidated Balance Sheets
        As of June 30, 1999 and 1998 (unaudited) and
        December 31, 1998 (audited)                                            3

        Consolidated Statements of Income for the Three and Six Months
        Ended June 30, 1999 and 1998 (unaudited)                               4

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1999 and 1998 (unaudited)                               5

        Consolidated Statements of Shareholders' Equity for the Six Months
        Ended June 30, 1999 and 1998 (unaudited)                               6

        Notes to Consolidated Financial Statements                           7-9

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                10
            Analysis of Changes in Net Interest Income and Margin             11

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12-17

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     18

              Signatures                                                      19

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                       June 30,              December 31,
                                                            -----------------------------   -------------
ASSETS                                                          1999            1998            1998
                                                            -------------   -------------   -------------
Loans:
    Commercial, financial and agricultural                   $ 1,321,452     $ 1,324,595     $ 1,291,858
    Consumer (net of unearned interest)                          945,667         997,303         934,765
    Real estate                                                  321,650         343,901         327,796
    Leases                                                         4,770           3,415           4,717
    Allowance for loan losses                                    (32,392)        (33,468)        (33,169)
                                                            -------------   -------------   -------------
        Net loans                                            $ 2,561,147     $ 2,635,746     $ 2,525,967
Securities available for sale:
    U.S. Treasury and agencies                               $ 2,429,236     $ 2,222,495     $ 2,604,949
    State and political subdivisions                               2,792           5,040           2,547
    Commercial paper and other                                    49,966         200,001         445,393
                                                            -------------   -------------   -------------
        Total securities available for sale                  $ 2,481,994     $ 2,427,536     $ 3,052,889
Securities held to maturity:
    State and political subdivisions                         $   736,742     $   539,419     $   702,160
                                                            -------------   -------------   -------------
        Total securities held to maturity (market value
        of $732,810, $542,583 & $711,035, respectively)      $   736,742     $   539,419     $   702,160
Federal funds and resell agreements                              162,753         202,446          61,369
Trading securities and other earning assets                       56,684          79,394          36,000
                                                            -------------   -------------   -------------
            Total earning assets                             $ 5,999,320     $ 5,884,541     $ 6,378,385
Cash and due from banks                                          613,428       1,036,419         850,532
Bank premises and equipment, net                                 224,418         187,230         206,194
Accrued income                                                    76,471          74,562          70,045
Premium on and intangibles of purchased banks                     49,837          56,931          53,379
Other assets                                                      73,035          64,279          89,563
                                                            -------------   -------------   -------------
             Total assets                                    $ 7,036,509     $ 7,303,962     $ 7,648,098
                                                            =============   =============   =============
LIABILITIES
Deposits:
    Noninterest-bearing demand                               $ 1,654,055     $ 1,929,482     $ 2,045,074
    Interest-bearing demand and savings                        2,262,365       2,232,964       2,378,814
    Time deposits under $100,000                                 857,167         876,256         868,490
    Time deposits of $100,000 or more                            388,793         556,189         604,426
                                                            -------------   -------------   -------------
        Total deposits                                       $ 5,162,380     $ 5,594,891     $ 5,896,804
Federal funds and repurchase agreements                        1,119,508         923,185         922,219
Short-term debt                                                    1,097           1,162              31
Long-term debt                                                    41,714          43,315          39,153
Accrued expenses and taxes                                        37,825          47,536          52,481
Other liabilities                                                 29,003          50,265          74,643
                                                            -------------   -------------   -------------
            Total liabilities                                $ 6,391,527     $ 6,660,354     $ 6,985,331
                                                            -------------   -------------   -------------
SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 24,490,189 shares                         $    24,490     $    24,490     $    24,490
Capital surplus                                                  608,936         609,032         608,934
Retained earnings                                                199,637         158,534         175,005
Accumulated other comprehensive income/(loss)                     (2,406)          5,839          13,693
Unearned ESOP shares                                              (8,742)        (11,242)         (9,992)
Treasury stock, 4,602,116, 3,721,618 and
    3,957,218 shares, at cost, respectively                     (176,933)       (143,045)       (149,363)
                                                            -------------   -------------   -------------
        Total shareholders' equity                           $   644,982     $   643,608     $   662,767
                                                            -------------   -------------   -------------
            Total liabilities and shareholders' equity       $ 7,036,509     $ 7,303,962     $ 7,648,098
                                                            =============   =============   =============

See Notes to Consolidated Financial Statements.
UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands)

                                                      Three Months                       Six Months
                                                      Ended June 30,                   Ended June 30,
INTEREST INCOME                                    1999            1998             1999             1998
                                                ------------    ------------     ------------     -----------
Loans                                              $ 51,679        $ 58,008         $102,905        $117,665
    Securities:
    Taxable interest                               $ 37,607        $ 32,195         $ 79,283        $ 65,935
    Tax-exempt interest                               7,769           5,770           15,449          11,088
                                                ------------    ------------     ------------     -----------
        Total securities income                    $ 45,376        $ 37,965         $ 94,732        $ 77,023
Federal funds and resell agreements                   1,110           3,668            1,725           8,340
Trading securities and other                            840           1,221            1,526           2,288
                                                ------------    ------------     ------------     -----------
            Total interest income                  $ 99,005        $100,862         $200,888        $205,316
                                                ------------    ------------     ------------     -----------
INTEREST EXPENSE
Deposits                                           $ 28,877        $ 33,591         $ 60,933        $ 68,497
Federal funds and repurchase
    agreements                                       13,539          11,170           25,579          23,243
Short-term debt                                           5               6               55              13
Long-term debt                                          734             923            1,428           1,578
                                                ------------    ------------     ------------     -----------
        Total interest expense                     $ 43,155        $ 45,690         $ 87,995        $ 93,331
                                                ------------    ------------     ------------     -----------
Net interest income                                $ 55,850        $ 55,172         $112,893        $111,985
Provision for loan losses                             2,468           2,914            4,955           5,772
                                                ------------    ------------     ------------     -----------
            Net interest income after provision    $ 53,382        $ 52,258         $107,938        $106,213
                                                ------------    ------------     ------------     -----------
NONINTEREST INCOME
Trust income                                       $ 13,556        $ 12,462         $ 26,405        $ 24,319
Securities processing                                 3,869           4,141            7,280           7,216
Trading and investment banking                        5,474           4,542           11,254           8,891
Service charges on deposits                          11,245           9,504           22,621          19,474
Other service charges and fees                        7,238           5,990           13,463          11,568
Bankcard fees                                         1,524           1,163            2,682           1,493
Net investment security gains/(losses)                   48              (6)              59              (5)
Other                                                 1,534           1,757            3,239           3,420
                                                ------------    ------------     ------------     -----------
        Total noninterest income                   $ 44,488        $ 39,553         $ 87,003        $ 76,376
                                                ------------    ------------     ------------     -----------
NONINTEREST EXPENSE
Salaries and employee benefits                     $ 41,270        $ 39,210         $ 81,823        $ 77,262
Occupancy, net                                        5,487           5,124           10,825          10,220
Equipment                                             9,069           7,587           17,539          14,903
Supplies and services                                 5,273           4,819           10,908          10,052
Marketing and business development                    3,365           3,426            6,708           7,705
Amortization of premium on purchased banks            1,770           1,767            3,541           3,534
Other                                                 9,223           9,239           18,212          16,545
                                                ------------    ------------     ------------     -----------
        Total noninterest expense                  $ 75,457        $ 71,172         $149,556        $140,221
                                                ------------    ------------     ------------     -----------
Income before income taxes                         $ 22,413        $ 20,639         $ 45,385        $ 42,368
Income tax provision                                  6,132           6,271           12,687          12,844
                                                ------------    ------------     ------------     -----------
            NET INCOME                             $ 16,281        $ 14,368         $ 32,698        $ 29,524
                                                ============    ============     ============     ===========
PER SHARE DATA
Net income - Basic                                   $ 0.82          $ 0.71           $ 1.63          $ 1.45
Net income - Diluted                                 $ 0.82          $ 0.70           $ 1.63          $ 1.44
Dividends                                            $ 0.20          $ 0.20           $ 0.40          $ 0.40

Weighted average shares outstanding              19,881,472      20,405,843       20,029,539      20,421,691

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                   -----------------------------------
                                                                           1999             1998
                                                                     ----------------  --------------
Operating Activities
Net Income                                                                $    32,698     $    29,524
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                               4,955           5,772
        Depreciation and amortization                                          12,842          12,147
        Deferred income taxes                                                    (338)            771
        Net increase in trading securities                                    (20,684)        (18,846)
        (Gains) losses on sales of securities available for sale                  (59)              5
        Amortization of securities premiums,
            net of discount accretion                                         (16,436)            379
        Earned ESOP shares                                                      1,250           1,318
        Changes in:
               Accrued income                                                  (6,426)         (1,935)
               Accrued expenses and taxes                                      (5,484)        (10,262)
        Other, net                                                            (29,111)        (21,092)
                                                                      ----------------  --------------
            Net cash used in operating activities                         $   (26,793)    $    (2,219)
                                                                      ----------------  --------------
Investing Activities
Proceeds from maturities of investment securities                         $    44,101     $    31,203
Proceeds from sales of securities available for sale                           34,361          13,228
Proceeds from maturities of securities available for sale                   6,031,150       3,840,374
Purchases of investment securities                                            (80,637)       (119,064)
Purchases of securities available for sale                                 (5,501,100)     (3,846,308)
Net (increase) decrease in loans                                              (40,135)        111,239
Net increase in fed funds and resell agreements                              (101,384)       (131,233)
Purchases of bank premises and equipment                                      (27,525)        (23,328)
Proceeds from sales of bank premises and equipment                                  0             281
                                                                      ----------------  --------------
            Net cash provided by (used in) investing activities           $   358,831     $  (123,608)
                                                                      ----------------  --------------
Financing Activities
Net decrease in demand and savings deposits                               $  (507,468)    $   (35,104)
Net increase (decrease) in time deposits                                     (226,956)         82,998
Net increase  in fed funds/ repurchase agreements                             197,289         207,640
Net increase in short term borrowings                                           1,066              46
Proceeds from long term debt                                                    3,900               0
Repayment of long term debt                                                    (1,339)         (1,235)
Cash dividends                                                                 (8,066)         (8,220)
Proceeds from exercise of stock options                                            84               0
Purchases of treasury stock                                                   (27,652)         (5,179)
                                                                      ----------------  --------------
           Net cash provided by (used in) financing activities            $  (569,142)    $   240,946
                                                                      ----------------  --------------
Increase (decrease) in cash and due from banks                            $  (237,104)    $   115,119
Cash and due from banks at beginning of year                                  850,532         921,300
                                                                      ================  ==============
Cash and due from banks at end of period                                  $   613,428     $ 1,036,419
                                                                      ================  ==============

See Notes to Consolidated Financial Statements.
UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                          Accumulated
                                                                              Other
                                    Common      Capital     Retained      Comprehensive     Treasury      Unearned
                                     Stock      Surplus     Earnings      Income (Loss)       Stock         ESOP         Total
                                  -------------------------------------------------------------------------------------------------
 Balance - January 1, 1998           $24,490    $ 608,964    $ 137,230            $ 3,910   $ (137,866)    $ (12,492)    $ 624,236
 Net income                                -            -       29,524                  -            -             -        29,524
 Comprehensive income,net of tax
   Unrealized gains on securities of
   $1,934 net of reclassification adj.
   for losses included in net income
   of $5.                                  -            -            -              1,929            -             -         1,929
                                                                                                                     --------------
 Total comprehensive income                                                                                                 31,453
 Cash Dividends                            -            -       (8,220)                 -            -             -        (8,220)
 Earned ESOP shares                        -           68            -                  -            -         1,250         1,318
 Purchase of treasury stock                -            -            -                  -       (5,179)            -        (5,179)
 Exercise of stock options                 -            -            -                  -            -             -             -
                                  -------------------------------------------------------------------------------------------------
 Balance - June 30, 1998             $24,490    $ 609,032    $ 158,534            $ 5,839   $ (143,045)    $ (11,242)    $ 643,608
                                  =================================================================================================
 Balance - January 1, 1999           $24,490    $ 608,934    $ 175,005           $ 13,693   $ (149,363)     $ (9,992)    $ 662,767
 Net income                                -            -       32,698                  -            -             -        32,698
 Comprehensive income,net of tax
   Unrealized loss on securities of
   $16,158 net of reclassification adj.
   for gains included in net income
   of $59.                                 -            -            -            (16,099)           -             -       (16,099)
                                                                                                                     --------------
 Total comprehensive income                                                                                                 16,599
 Cash dividends                            -            -       (8,066)                 -            -             -        (8,066)
 Earned ESOP shares                        -            -            -                  -            -         1,250         1,250
 Purchase of treasury stock                -            -            -                  -      (27,652)            -       (27,652)
 Exercise of stock options                 -            2            -                  -           82             -            84
                                  -------------------------------------------------------------------------------------------------
 Balance - June 30, 1999             $24,490    $ 608,936    $ 199,637           $ (2,406)  $ (176,933)     $ (8,742)    $ 644,982
                                  =================================================================================================

 See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

2.       Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted earnings per share takes into account the dilutive effect of 31,184 and 72,631 shares issuable under options granted by the Company at June 30, 1999 and 1998, respectively.

3.       Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 1999 and 1998 (in thousands):

                                                     Six Months Ended June 30,
                                                       1999              1998
                                                       ----              ----
Balance January 1                                    $33,169           $33,274
Additions:
Provision for loan losses                              4,955             5,772
                                                       -----             -----
Total Before Deductions                               38,124            39,046
                                                      ------            ------
Deductions:
Charge-offs                                           (7,258)           (6,893)
Less recoveries on loans previously charged-off        1,526             1,315
                                                       -----             -----
Net charge-offs                                       (5,732)           (5,578)
                                                      ------            ------
Balance, June 30                                     $32,392           $33,468
                                                     =======           =======

At June 30, 1999 the amount of loans that are considered to be impaired under SFAS No. 114 was $10,093,000 compared to $10,221,000 at December 31, 1998 and
$10,625,000 at June 30, 1998. At June 30, 1999 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $8,705,000 of loans for which the related allowance is $1,916,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $1,388,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended June 30, 1999 was approximately $10,266,000.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

4.  Segment  Reporting:

Public enterprises are required to report certain information concerning operating segments in annual and interim financial statements. Beginning in 1998, the Company began preparing periodic reporting on its operating segments. Operating segments are considered to be components of an enterprise for which separate financial information is available and evaluated regularly by key decision-makers for purposes of allocating resources and assessing performance. The Company has defined its operations into the following segments: Commercial
Banking: Providing a full range of lending and cash management services to commercial and governmental entities through the commercial division of the Company's lead bank. Trust and Securities Processing: Providing estate planning, trust, employee benefit, asset management and custodial services to individuals and corporate customers. Investment Banking and Brokerage: Providing commercial and retail brokerage, investment accounting and safekeeping services to individuals and corporate customers. Community Banking: Providing a full range of banking services to retail and corporate customers through the Company's affiliate bank' and branch network. Other: The Other category consists primarily of Overhead and Support departments of the Company. The net revenues and expenses of these departments are allocated to the other segments of the organization in the Company's periodic segment reporting. Reported segment revenues, net income and average assets include revenue and expense distributions for services performed for other segments within the Company as well as balances due from other segments within the Company. Such intercompany transactions and balances are eliminated in the Company's consolidated financial statements. The table below lists selected financial information by business segment (in thousands):

                                                  Three Months Ended June 30,
                                                       1999           1998
                                                       ----           ----
Revenues
     Commercial Banking                           $   22,633      $   21,737
     Trust and Securities Processing                  17,240          16,926
     Investment Banking and Brokerage                  7,887           6,492
     Community Banking                                58,552          53,594
     Other                                             4,143           3,712
     Less:  Intersegment revenues                    (12,585)        (10,650)
                                                     -------         -------
          Total                                   $   97,870      $   91,811
                                                  ==========      ==========
Net Income
     Commercial Banking                           $    7,627      $    6,748
     Trust and Securities Processing                   3,531           4,230
     Investment Banking and Brokerage                    893             621
     Community Banking                                 4,395           3,991
     Other                                                 -               -
     Less:  Intersegment income                         (165)         (1,222)
                                                        ----            ----
          Total                                   $   16,281      $   14,368
                                                  ==========      ==========
Total Average Assets
     Commercial Banking                           $1,683,580      $1,806,843
     Trust and Securities Processing                  19,263          12,456
     Investment Banking and Brokerage              1,975,183       1,432,317
     Community Banking                             3,727,248       3,739,792
     Other                                           286,714         224,160
     Less:  Intersegment assets                     (347,811)       (319,094)
                                                    --------        --------
          Total                                   $7,344,177      $6,896,474
                                                  ==========      ==========

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

5. Commitments and Contingencies: In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company

6. New Accounting Pronouncements: In June, 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statement is effective for the Company's financial statements for the fiscal year beginning January 1, 2001. The Company is in the process of evaluating the potential impact of the new Statement.

UMB FINANCIAL CORPORATION
AVERAGE BALANCES/YIELDS AND RATES
(tax-equivalent basis) (in thousands)

                                                               Six Months Ended June 30,
                                                         1999                           1998
                                                 Average      Average            Average      Average
Assets                                           Balance     Yield/Rate          Balance    Yield/Rate
                                              --------------------------      --------------------------
Loans, net of unearned interest                  $ 2,565,105       8.12 %       $ 2,712,207        8.78 %
Securities:
  Taxable                                        $ 2,972,640       5.38         $ 2,269,851        5.86
  Tax-exempt                                         722,571       6.30             493,833        6.63
                                              --------------------------      --------------------------
    Total securities                             $ 3,695,211       5.56         $ 2,763,684        6.00
Federal funds and resell agreements                   76,746       4.53             299,625        5.61
Other earning assets                                  59,678       5.45              79,002        6.12
                                              --------------------------      --------------------------
    Total earning assets                         $ 6,396,740       6.57         $ 5,854,518        7.27
Allowance for loan losses                            (32,969)                       (33,157)
Other assets                                       1,075,305                      1,144,399
                                              ---------------                 --------------
Total assets                                     $ 7,439,076                    $ 6,965,760
                                              ===============                 ==============

Liabilities and Shareholders' Equity
Interest-bearing deposits                        $ 3,651,561       3.37 %       $ 3,529,030        3.91 %
Federal funds and repurchase agreements            1,215,576       4.24             918,073        5.11
Borrowed funds                                        43,043       6.95              44,633        7.19
                                              --------------------------      --------------------------
    Total interest-bearing liabilities           $ 4,910,180       3.61         $ 4,491,736        4.19
Noninterest-bearing demand deposits                1,792,100                      1,741,064
Other liabilities                                     75,739                         91,809
Shareholders' equity                                 661,057                        641,151
                                              ---------------                 --------------
    Total liabilities and shareholders' equity   $ 7,439,076                    $ 6,965,760
                                              ===============                 ==============
Net interest spread                                                2.96 %                          3.08 %
Net interest margin                                                3.80                            4.05

UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)

                                                     ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                        Three Months Ended                                Six Months Ended
                                      June 30, 1999 vs. 1998                           June 30, 1999 vs. 1998
                                  -----------------------------------------------  -----------------------------------------------
                                        Volume            Rate            Total          Volume            Rate             Total
Change in interest earned on:
    Loans                              $ (2,434)        $ (3,908)       $ (6,342)       $ (6,204)        $ (8,604)      $ (14,808)
    Securities:
        Taxable                           8,312           (2,900)          5,412          19,153           (5,805)         13,348
        Tax-exempt                        3,346             (392)          2,954           7,186             (837)          6,349
    Federal funds sold                   (1,915)            (643)         (2,558)         (5,255)          (1,360)         (6,615)
    Other                                  (286)            (119)           (405)           (542)            (244)           (786)
                                  --------------   --------------   -------------  --------------   --------------    ------------

            Interest income            $  7,023         $ (7,962)       $   (939)       $ 14,338         $ 16,850)      $  (2,512)
                                  --------------   --------------   -------------  --------------   --------------    ------------

Change in interest paid on:
    Interest-bearing deposits          $    473         $ (5,186)       $ (4,713)       $  2,312         $ (9,876)      $  (7,564)
    Federal funds purchased               4,462           (2,094)          2,368           6,696           (4,360)          2,336
    Borrowed funds                          (32)            (158)           (190)            (56)             (52)           (108)
                                  --------------   --------------   -------------  --------------   --------------    ------------
            Interest expense           $  4,903         $ (7,438)       $ (2,535)       $  8,952         $(14,288)      $  (5,336)

                                  --------------   --------------   -------------  --------------   --------------    ------------
Net interest income                    $  2,120         $   (524)       $  1,596        $  5,386         $ (2,562)      $   2,824
                                  ==============   ==============   =============  ==============   ==============    ============

                                                 ANALYSIS OF NET INTEREST MARGIN

                                             Three Months Ended                                      Six Months Ended
                                                June 30, 1999                                          June 30, 1999
                                  -----------------------------------------------  -----------------------------------------------

                                      1999             1998            Change          1999             1998            Change
Average earning assets              $ 6,269,595      $ 5,745,611       $ 523,984     $ 6,396,741      $ 5,854,518       $ 542,223
Interest-bearing liabilities          4,862,768        4,414,408         448,360       4,910,180        4,491,736         418,444
                                  --------------   --------------   -------------  --------------   --------------    ------------
Interest free funds                 $ 1,406,827      $ 1,331,203       $  75,624     $ 1,486,561      $ 1,362,782       $ 123,779
                                  ==============   ==============   =============  ==============   ==============    ============

Free funds ratio                          22.44 %          23.17 %         (0.73)%         23.24 %          23.28 %         (0.04)%
    (free funds to earning assets)
Tax-equivalent yield on earning assets     6.58 %           7.27 %         (0.69)%          6.57 %           7.27 %         (0.70)%
Cost of interest-bearing liabilities       3.56             4.16           (0.60)           3.61             4.19           (0.58)
                                  --------------   --------------   -------------  --------------   --------------    ------------
Net interest spread                        3.02 %           3.11 %         (0.09)%          2.96 %           3.08 %         (0.12)%
Benefit of interest free funds             0.80             0.95           (0.15)           0.84             0.97           (0.13)
                                  --------------   --------------   -------------  --------------   --------------    ------------
Net interest margin                        3.82 %           4.06 %         (0.24)%          3.80 %           4.05 %         (0.25)%
                                  ==============   ==============   =============  ==============   ==============    ============

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended June 30, 1999. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

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

Factors that could cause material differences in actual operating results include, but are not limited to, the impact of competition; changes in pricing, loan demand, consumer savings habits, employee costs and interest rates; the ability of customers to repay loans; changes in U.S. or international economic or political conditions, such as inflation or fluctuation in interest or foreign exchange rates; disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure; the unavailability or increased cost of certain of certain resources, including, without limitation, those associated with Year 2000 issues; the ability of third parties to successfully deal with their Year 2000 issues, the unanticipated costs and disruption in operations due to Year 2000 non-compliance of the Company and/or its affiliates, customers, suppliers, counterparties, public utilities, issuers of investment securities, and other entities. While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation and management's discussion and analysis contained in the Company's annual and quarterly reports, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Summary
UMB Financial Corporation (the Company) earned net income of $16,281,000 for the three months ended June 30, 1999, compared to $14,368,000 for the same period a year earlier. This represents per share earnings of $0.82 for the second quarter of 1999 compared to $0.71 for the second quarter of 1998, an increase of 15.49%. On a year-to-date basis earnings were $32,698,000, or $1.63 per share, compared to $29,524,000, or $1.45 per share, for the prior year.

The Company's improved performance has been primarily driven by an increase in non-interest income on both a quarterly and year-to-date basis. The Company has continued to experience strong growth in its substantial trust operations, particularly in employee benefit services. The Company also posted double-digit growth from securities and retail brokerage activity, service charges, cash management business and fees related to bankcard services. For the six-month period ended June 30, 1999 fee income increased by nearly 14 percent over the prior year.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

Results of Operations
For the three months ended June 30, 1999 the Company earned net interest income of $55,850,000 compared to $55,172,000 for the second quarter of 1998. On a year-to-date basis net interest income increased to $112,893,000 for the first half of 1999, compared to $111,985,000 for the same period last year. Loan volume and continued decreases in interest rates have impacted the growth rate of net interest income. While the average earning assets increased, the Company's net interest margin decreased to 3.80% compared to 4.05% for the same period of 1998. This decrease primarily resulted from continued pressure on short-term interest rates, which negatively impacted the yield on loans. The yield on the Company's investment portfolio for 1999 also decreased from the same period a year earlier. The Company is not willing to jeopardize the quality or liquidity of the investment portfolio by changing its long-term, prudent investment philosophy.

The Company's loan loss provision for the second quarter of 1999 was $2,468,000 compared to $2,914,000 for the same period of 1998. The year-to-date loan loss provision for the Company in 1999 was $4,955,000 compared to $5,772,000 for 1998. The decrease in provision for loan loss was due to a decrease in net loans. Net loan charge-offs in the first six months of 1999 were $5,732,000 compared to $5,578,000 for the same period last year. The majority of the charge-offs in both periods were from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non interest income totaled $44,488,000 for the second quarter of 1999 compared to $39,553,000 for the same period of 1998. For the first half of 1999, non-interest income increased to $87,003,000 from $76,376,000 for the prior year, an increase of 13.9%. Nearly all categories of fee income experienced double-digit growth for the quarter. The largest area of increase was from securities sales and retail brokerage activities that showed an increase of more than 26% from the same period one year earlier. Fee income from deposit services, cash management services and trust services increased as the Company continues its efforts to grow this revenue source, which does not carry the credit and interest rate risk of interest-based revenue. Non interest expense was $75,457,000 for the three months ended June 30, 1999 compared to $71,172,000 for the same period of 1998. For the first six months of 1999 non-interest expense was $149,556,000 compared to $140,221,000 for the first six months of 1998. In comparing the year-to-date increase the Company incurred higher staffing and equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, has contributed to the increase. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrade of core operating systems. The prudent management of non-interest expense will continue to be a priority for the Company.

Financial Condition
Total assets at June 30, 1999 were $7.037 billion compared to $7.304 billion at June 30, 1998 and $7.648 billion at December 31, 1998. Loans, net of unearned interest, decreased to $2.594 billion as of June 30, 1999 compared to $2.669 billion at June 30, 1998, yet increased from $2.559 billion at December 31, 1998. This decrease in loans from prior year reflects a very competitive loan market in which the Company operates. The increase from prior year-end shows the Company's continuing efforts to expand loan growth. Total investment securities increased to $3.219 billion as of June 30, 1999 compared to $2.967 billion at June 30, 1998. The increase in investment securities resulted from the combined effect of a decrease in loans and a decrease in federal funds and resell transactions. Total deposits decreased to $5.162 billion at June 30, 1999 compared to $5.594 billion at June 30, 1998 and $5.897 billion at December 31, 1998.

Non accrual and restructured loans totaled $11,393,000, 0.44% of loans, at June 30, 1999 compared to $12,321,000, 0.46% of loans, at June 30, 1998, and
$10,746,000 at December 31, 1998, 0.42% of loans. Loans past due 90 days or more were $7,082,000, 0.27% of loans at June 30, 1999, compared to $9,071,000, 0.34%
of loans at June 30, 1998, and $7,915,000 at December 31,1998, 0.31% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At June 30, 1999 the Company's allowance for loan losses was $32,392,000 or 1.25% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

Liquidity and Capital Resources
The Company's liquidity position continues to be strong. At June 30, 1999, the Company's average loan to deposit ratio was 47.1% compared to 51.5% at June 30, 1998. At June 30, 1999, the average life of the securities portfolio was 19 months with 45% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $645 million at June 30, 1999 compared to $644 million at June 30, 1998 and $663 million at year-end 1998. During the twelve months ended June 30, 1999 the Company increased its treasury stock holdings by $33.9 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At June 30, 1999, the net unrealized loss on securities available for sale was $2.4 million, compared to net unrealized gains of $5.8 million at June 30, 1998 and $13.7 million at December 31, 1998.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of June 30, 1999.

                                                          Net Portfolio Value
       Rates in
     Basis Points                          Dollar       Percentage
     (Rate Shock)           Amount         Change         Change
         200                $1,359,905        $3,901          0.29 %
         100                 1,366,028        10,024          0.74 %
        Static               1,356,004             -              -%
        (100)                1,296,730       (59,273)        (4.37)%
        (200)                1,233,125      (122,879)        (9.06)%

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.

                                                Six Months Ended
                                                    June 30,
RATIOS                                        1999         1998
Return on average assets                       0.89  %        0.85  %
Return on average equity                       9.97           9.25
Average equity to assets                       8.89           9.20
Tier 1 risk-based capital ratio               15.84          16.01
Total risk-based capital ratio                16.69          16.94
Leverage ratio                                 8.14           8.26

Per Share Data
Earnings Basic                          $      1.63    $      1.45
Earnings Diluted                        $      1.63    $      1.44
Cash Dividends                          $      0.40    $      0.40
Dividend payout ratio                         24.54  %       27.59  %
Book value                              $     32.80    $     31.58

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

YEAR 2000 READINESS DISCLOSURES
The year 2000 readiness issue is the result of computer programs that have been coded to define a year using two digits rather than four. For example, a substantial number of programs have date sensitive coding which may recognize a date using "00" as 1900 rather than 2000. If not corrected this could result in system failures or miscalculations causing disruptions to the Company's operations, and a material adverse effect on the Company's operations and financial performance.

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

                       Company-Controlled                 Vendor-Controlled
                       Mission Critical                   Mission Critical

Inventory                  100%                                100%
Solution Planning          100%                                100%
Renovation                 100%                                100%
Testing                    100%                                100%
Implementation              96%                                 92%

Substantial progress has been made on the completion of the five step plan for non-mission critical items: as of June 30, 1999, 99% of all identified company-controlled applications had been completed through the testing stage, and 91% of the vendor-controlled applications had been completed through the testing stage. Implementation for non-mission critical items was 99% for company-controlled applications and 88% for vendor controlled items,

The Company has made significant steps toward assessing its hardware and is making substantial progress toward replacing necessary equipment. All mainframe and mid-range systems are in place, and an inventory of personal computers has been concluded. The Company has already replaced or upgraded a substantial number of personal computers that may not be year 2000 ready, and completion of such process is scheduled for early November, 1999.

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

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


Year 2000 issues can affect the Company not only as a result of its own internal systems, but also as a result of the success or failure of third parties in dealing with their Year 2000 issues. The Company has in place a program to investigate and quantify the Year 2000 issues arising from its relationships with a number of such third parties, such as borrowers, vendors, counterparties, issuers of debt and equity securities held by the Company's subsidiaries and their trust departments, and service providers (e.g. the Federal Reserve system, telecommunications providers and electric utilities). The relationships that the Company has with such third parties are important to the Company's operations and financial condition, and their failure to achieve year 2000 readiness in a timely manner could have a material adverse impact on the Company. Interfaces and connectivity with these parties and systems also present significant issues. The Company has been contacting certain third party vendors and other significant third parties to determine the status of their Year 2000 plans and progress, but due to the limited quantity of detailed information that many of such parties make available to the public regarding their year 2000 readiness efforts and status (as well as the year 2000 readiness status and efforts of entities with whom they conduct business), the Company cannot be assured that all of them will achieve year 2000 readiness in a timely fashion. The Company has established a policy in which, as part of its affiliates' evaluation of investment securities, they review the portions of the public filings of the issuers of such investment securities describing their respective efforts and status relating to their Year 2000 readiness. Such affiliates do not, however, attempt to independently confirm or verify any of the representations or statements made by such issuers in their public filings. Moreover, the public filings are normally updated only quarterly, and the information that the Company obtains through its review of such filings may not be current as of any given time. There can be no assurance that each third party will adequately address its Year 2000 issues.

A failure by the Company to successfully remediate its own Year 2000 problems, or a failure by counterparties, issuers of securities, significant suppliers, or customers with substantial relationships, or failures in the payment system could have a substantial negative impact on the Company. In addition, the Company could face significant disruptions of business as well as financial losses if there were failures of telecommunications systems, utility systems, security clearing systems or other elements of the industry infrastructure. The Company's business, results of operations and financial positions could be materially adversely affected as a result of any such failures. Because of the range of possible issues associated with the Company's and third parties' Year 2000 issues, and the large number of variables involved, it is impossible to quantify the potential consequence or costs of problems that may occur if respective remediation efforts are not successful.

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

The Company continues to develop contingency plans to address failures due to Year 2000 issues relating to, among other things, its operations, systems, physical locations, products, vendors and public infrastructure. The Company's contingency planning includes remediation contingency plans and business resumption contingency plans. Remediation contingency plans are designed to address alternative courses of action in the event remediation of a mission critical system falls behind schedule or is not successfully remediated. Business resumption contingency plans are designed to address Year 2000 problems that could arise even though the Company and third parties have completed remediation. The Year 2000 business resumption contingency planning includes event plans for each functional department, documented back-up procedures in the event of a failure, identification of supplies, materials and processes that must be on hand in the event the plan is activated and coordination of personnel. Business resumption planning is well under way and will continue through the third quarter of 1999. Notwithstanding extensive contingency planning, the failure of certain mission critical third parties, such as utilities, telecommunications providers, transportation service providers or certain governmental entities could adversely affect the Company.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

PART II.  Other Information
         Item 6.  Exhibits and Reports on form 8-K

a) The following exhibit is filed herewith: 27-Article 9 of Regulation S-X Financial Data Schedule for June 30, 1999 Form 10-Q.

b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                            UMB FINANCIAL CORPORATION
                                    FORM 10-Q
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned hereunto duly authorized.


UMB FINANCIAL CORPORATION



/s/ R. Crosby Kemper
--------------------
R. Crosby Kemper
Chairman


/s/ Timothy M. Connealy
-----------------------
Timothy M. Connealy
Chief Financial Officer


Date:  August 13, 1999