Form 10-Q
period 1999-09-30
UMB FINANCIAL CORP
filed 1999-11-15
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934





                For the quarterly period ended September 30, 1999

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

                                    Yes X     No

At September 30, 1999, UMB Financial Corporation had 19,626,309 shares of common stock outstanding. This is the only class of stock of the Company.

                            UMB FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I.  Financial Information

Item 1.  Financial Statements

        Consolidated Balance Sheets
        As of September 30, 1999 and 1998 (unaudited) and
        December 31, 1998 (audited)                                            3

        Consolidated Statements of Income for the Three and Nine Months
        Ended September 30, 1999 and 1998 (unaudited)                          4

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1999 and 1998 (unaudited)                          5

        Consolidated Statements of Shareholders' Equity for the Nine Months
        Ended September 30, 1999 and 1998 (unaudited)                          6

        Notes to Consolidated Financial Statements                           7-9

        Supplemental Financial Data
            Average Balances/ Yields and Rates                                10
            Analysis of Changes in Net Interest Income and Margin             11

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12-17

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     18

              Signatures                                                      19

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                      September 30,              December 31,
ASSETS                                                            1999            1998                   1998
------                                                            ----            ----                   ----
Loans:
    Commercial, financial and agricultural                  $1,392,346      $1,248,555             $1,291,858
    Consumer (net of unearned interest)                        951,716         961,393                934,765
    Real estate                                                326,069         335,991                327,796
    Leases                                                       5,217           4,797                  4,717
    Allowance for loan losses                                  (32,867)        (33,542)               (33,169)
                                                               -------         -------                -------
        Net loans                                            2,642,481       2,517,194              2,525,967
                                                             ---------       ---------              ---------
Securities available for sale:
    U.S. Treasury and agencies                               2,269,287       2,117,736              2,604,949
    State and political subdivisions                             1,949           3,364                  2,547
    Commercial paper and other                                  24,339         261,587                445,393
                                                                ------         -------                -------
        Total securities available for sale                  2,295,575       2,382,687              3,052,889
                                                             ---------       ---------              ---------
Securities held to maturity:
   State and political subdivisions                            751,148         609,200                702,160
                                                               -------         -------                -------
        Total securities held to maturity (market value
        of $744,343, $617,504 & $711,035, respectively)        751,148         609,200                702,160
           --------- --------   ---------                      -------         -------                -------
Federal funds and resell agreements                            202,326         115,809                 61,369
Trading securities and other earning assets                     74,710          86,891                 36,000
                                                                ------          ------                 ------
            Total earning assets                             5,966,240       5,711,781              6,378,385
                                                             ---------       ---------              ---------
Cash and due from banks                                        615,446         673,750                850,532
Bank premises and equipment, net                               239,304         194,737                206,194
Accrued income                                                  81,431          75,609                 70,045
Premium on and intangibles of purchased banks                   48,067          55,150                 53,379
Other assets                                                    73,486          79,807                 89,563
                                                                ------          ------                 ------
             Total assets                                   $7,023,974      $6,790,834             $7,648,098
                                                             =========       =========              =========

LIABILITIES
-----------
Deposits:
    Noninterest-bearing demand                              $1,556,926      $1,639,267             $2,045,074
    Interest-bearing demand and savings                      2,345,533       2,309,251              2,378,814
    Time deposits under $100,000                               847,889         875,630                868,490
    Time deposits of $100,000 or more                          371,767         498,556                604,426
                                                               -------         -------                -------
        Total deposits                                       5,122,115       5,322,704              5,896,804
                                                             ---------       ---------              ---------
Federal funds and repurchase agreements                        899,119         654,035                922,219
Short-term debt                                                151,105             300                     31
Long-term debt                                                  38,064          39,739                 39,153
Accrued expenses and taxes                                      52,375          49,493                 52,481
Other liabilities                                              109,122          73,429                 74,643
                                                               -------          ------                 ------
            Total liabilities                                6,371,900       6,139,700              6,985,331
                                                             ---------       ---------              ---------

SHAREHOLDERS' EQUITY
--------------------
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 24,490,189 shares                            24,490          24,490                 24,490
Capital surplus                                                608,892         608,980                608,934
Retained earnings                                              211,152         161,795                175,005
Accumulated other comprehensive income (loss)                   (4,943)         15,006                 13,693
Unearned ESOP shares                                            (8,117)        (10,617)                (9,992)
Treasury stock, 4,657,909, 3,941,901 and
    3,957,218 shares, at cost, respectively                   (179,400)       (148,520)              (149,363)
        Total shareholders' equity                             652,074         651,134                662,767
                                                               -------         -------                -------
            Total liabilities and shareholders' equity      $7,023,974      $6,790,834             $7,648,098
                                                             =========       =========              =========

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited in thousands)

                                                            Three Months                Nine Months
                                                         Ended September 30,        Ended September 30,
                                                         -------------------        -------------------
INTEREST INCOME                                         1999         1998           1999         1998
                                                        ----         ----           ----         ----
Loans                                                   $ 53,392     $ 56,055    $ 156,297    $ 173,720
    Securities:
    Taxable interest                                    $ 36,575     $ 36,399    $ 115,858    $ 102,334
    Tax-exempt interest                                    7,924        6,454       23,373       17,542
        Total securities income                         $ 44,499     $ 42,853    $ 139,231    $ 119,876
Federal funds and resell agreements                        1,667        2,396        3,392       10,736
Trading securities and other                               1,010          972        2,536        3,260
                                                           -----          ---        -----        -----
            Total interest income                       $100,568     $102,276     $301,456    $ 307,592
INTEREST EXPENSE
Deposits                                                $ 29,944     $ 36,082     $ 90,877    $ 104,579
Federal funds and repurchase
    agreements                                            15,457       11,622       41,036       34,865
Short-term debt                                                9            7           64           20
Long-term debt                                               704          892        2,132        2,470
                                                             ---          ---        -----        -----
        Total interest expense                          $ 46,114     $ 48,603    $ 134,109    $ 141,934
                                                        --------     --------    ---------    ---------
Net interest income                                     $ 54,454     $ 53,673    $ 167,347    $ 165,658
                                                        --------     --------    ---------    ---------
Provision for loan losses                                  1,966        2,538        6,921        8,310
                                                           -----        -----        -----        -----
            Net interest income after provision         $ 52,488     $ 51,135    $ 160,426    $ 157,348

NONINTEREST INCOME
Trust income                                            $ 13,600     $ 11,987    $  40,005    $  36,306
Securities processing                                      3,463        3,812       10,743       11,028
Trading and investment banking                             4,628        4,331       15,882       13,222
Service charges on deposits                                9,504        8,321       34,661       30,185
Other service charges and fees                             9,747        8,098       20,674       17,276
Bankcard fees                                              1,609        1,489        4,291        2,319
Net investment security gains (losses)                       478            0          537           (5)
Other                                                      1,792        1,793        5,031        4,984
                                                           -----        -----        -----        -----
        Total noninterest income                        $ 44,821     $ 39,831    $ 131,824    $ 115,315

NONINTEREST EXPENSE
Salaries and employee benefits                          $ 42,281     $ 50,108    $ 124,104    $ 127,370
Occupancy, net                                             5,920        5,560       16,745       15,780
Equipment                                                  9,913        7,869       27,452       22,772
Supplies and services                                      5,225        5,174       16,133       15,226
Marketing and business development                         3,569        2,950       10,277       11,493
Amortization of premium on purchased banks                 1,771        1,780        5,312        5,314
Other                                                      8,080        8,340       26,292       23,155
                                                           -----        -----       ------       ------
        Total noninterest expense                       $ 76,759     $ 81,781    $ 226,315    $ 221,110
                                                        --------     --------    ---------    ---------
Income before income taxes                              $ 20,550     $  9,185    $  65,935    $  51,553
Income tax provision                                       5,065        1,811       17,752       14,655
                                                           -----        -----       ------       ------
            NET INCOME                                  $ 15,485     $  7,374    $  48,183    $  36,898
                                                        ========      =======     ========     ========

PER SHARE DATA
Net income - Basic                                        $ 0.79       $ 0.36       $ 2.42       $ 1.81
Net income - Diluted                                      $ 0.79       $ 0.36       $ 2.42       $ 1.80
Dividends                                                 $ 0.20       $ 0.20       $ 0.60       $ 0.60

Weighted average shares outstanding                   19,656,143   20,334,817   19,903,706   20,392,415

See Notes to Consolidated Financial Statements.

                                        UMB FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                     -------------------------------------
                                                                             1999               1998
                                                                        ----------------   ---------------
Operating Activities
Net Income                                                                   $   48,183        $   36,898
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                 6,921             8,310
        Depreciation and amortization                                            20,004            17,777
        Deferred income taxes                                                      (824)           (2,120)
        Net increase in trading securities                                      (38,710)          (26,343)
        (Gains) losses on sales of securities available for sale                   (537)                5
        Amortization of securities premiums,
            net of discount accretion                                           (20,930)            1,153
        Earned ESOP shares                                                        1,875             1,943
        Changes in:
               Accrued income                                                   (11,386)           (2,982)
               Accrued expenses and taxes                                         8,884           (10,096)
        Other, net                                                               52,798           (14,364)
                                                                        ----------------   ---------------
            Net cash provided by operating activities                        $   66,278        $   10,181
                                                                        ----------------   ---------------

Investing Activities
Proceeds from maturities of investment securities                            $   58,439        $   46,459
Proceeds from sales of securities available for sale                            247,896            16,981
Proceeds from maturities of securities available for sale                     7,789,242         6,483,938
Purchases of investment securities                                             (110,405)         (204,875)
Purchases of securities available for sale                                   (7,284,423)       (6,433,981)
Net (increase) decrease in loans                                               (123,435)          227,253
Net increase in fed funds and resell agreements                                (140,957)          (44,596)
Purchases of bank premises and equipment                                        (47,802)          (34,725)
Proceeds from sales of bank premises and equipment                                    0               284
                                                                        ----------------   ---------------
            Net cash provided by  investing activities                       $  388,555        $   56,738
                                                                        ----------------   ---------------

Financing Activities
Net decrease in demand and savings deposits                                  $ (521,429)       $ (249,032)
Net increase (decrease) in time deposits                                       (253,260)           24,739
Net decrease  in fed funds/ repurchase agreements                               (23,100)          (61,510)
Net increase (decrease) in short term borrowings                                151,074              (816)
Proceeds from long term debt                                                      3,900                 0
Repayment of long term debt                                                      (4,989)           (4,811)
Cash dividends                                                                  (12,036)          (12,333)
Proceeds from exercise of stock options                                             230               123
Purchases of treasury stock                                                     (30,309)          (10,829)
                                                                        ----------------   ---------------
           Net cash used in financing activities                             $ (689,919)       $ (314,469)
                                                                        ----------------   ---------------

Decrease in cash and due from banks                                          $ (235,086)       $ (247,550)
Cash and due from banks at beginning of year                                    850,532           921,300
                                                                        ----------------   ---------------
Cash and due from banks at end of period                                     $  615,446        $  673,750
                                                                        ================   ===============

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                Accumulated
                                                                                   Other
                                         Common     Capital     Retained       Comprehensive     Treasury     Unearned
                                          Stock     Surplus     Earnings       Income (Loss)       Stock        ESOP        Total
                                          -----     -------     --------       -------------       -----        ----        -----
 Balance - January 1, 1998               $ 24,490    $608,964    $ 137,230           $ 3,910    $(137,866)  $ (12,492)    $624,236
 Net income                                     -           -       36,898                 -            -           -       36,898
 Comprehensive income,net of tax
   Unrealized gains on securities of
   $11,091 net of reclassification adj.
   for losses included in net income
   of $5.                                       -           -            -            11,096            -           -       11,096
                                                                                      ------                                ------
 Total comprehensive income                                                                                                 47,994
 Cash Dividends                                 -           -      (12,333)                -            -           -      (12,333)
 Earned ESOP shares                             -          68            -                 -            -       1,875        1,943
 Purchase of treasury stock                     -           -            -                 -      (10,829)          -      (10,829)
 Exercise of stock options                      -         (52)           -                 -          175           -          123
                                         --------    --------     --------          --------     --------    --------     --------
 Balance - September 30, 1998            $ 24,490    $608,980    $ 161,795          $ 15,006    $(148,520)  $ (10,617)    $651,134
                                         ========    ========    =========          ========    =========   =========     ========

 Balance - January 1, 1999               $ 24,490    $608,934    $ 175,005          $ 13,693    $(149,363)   $ (9,992)    $662,767
 Net income                                     -           -       48,183                 -            -           -       48,183
 Comprehensive income,net of tax
   Unrealized loss on securities of
   $18,099 net of reclassification adj.
   for gains included in net income
   of $537.                                     -           -            -           (18,636)           -           -      (18,636)
      -----                                                                          -------                               -------
 Total comprehensive income                                                                                                 29,547
 Cash dividends                                 -           -      (12,036)                -            -           -      (12,036)
 Earned ESOP shares                             -           -            -                 -            -       1,875        1,875
 Purchase of treasury stock                     -           -            -                 -      (30,309)          -      (30,309)
 Exercise of stock options                      -         (42)           -                 -          272           -          230
                                         --------    --------     --------          --------     --------    --------     --------
 Balance - September 30, 1999            $ 24,490    $608,892    $ 211,152          $ (4,943)   $(179,400)   $ (8,117)    $652,074
                                         ========    ========    =========          ========    =========    ========     ========

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


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

2. Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted earnings per share takes into account the dilutive effect of 30,668 and 65,666 shares issuable under options granted by the Company at September 30, 1999 and 1998, respectively.

3. Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                Nine Months Ended September 30,
                                                  1999                  1998
                                                  ----                  ----
Balance January 1                              $33,169               $33,274
Additions:
Provision for loan losses                        6,921                 8,310
                                                 -----                 -----
Total Before Deductions                         40,090                41,584
                                                ------                ------
Deductions:
Charge-offs                                     (9,618)              (10,414)
Less recoveries on loans previously
     charged-off                                 2,395                 2,372
                                                 -----                 -----
Net charge-offs                                 (7,223)               (8,042)
                                                ------                ------
Balance, September 30                          $32,867               $33,542
                                               =======               =======

At September 30, 1999 the amount of loans that are considered to be impaired under SFAS No. 114 was $8,145,000 compared to $10,221,000 at December 31, 1998 and $12,851,000 at September 30, 1998. At September 30, 1999 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $6,927,000 of loans for which the related allowance is $1,643,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $1,218,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended September 30, 1999 was approximately $9,736,000.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

                                           Three Months Ended September 30,
                                               1999               1998
                                               ----               ----
Revenues
Commercial Banking                          $21,193            $23,837
Trust and Securities Processing              16,773             14,415
Investment Banking and Brokerage              9,081              6,592
Community Banking                            55,172             54,474
Other                                         4,412              4,647
Less:  Intersegment revenues                 (9,322)           (12,999)
                                             ------            -------
        Total                               $97,309            $90,966
                                            =======            =======
Net Income
Commercial Banking                          $ 7,585             $7,470
Trust and Securities Processing               3,423              1,664
Investment Banking and Brokerage              1,425                381
Community Banking                             4,225                273
Other                                             -                  -
Less:  Intersegment income                   (1,173)            (2,414)
                                             ------             ------
        Total                               $15,485             $7,374
                                            =======             ======
Total Average Assets
Commercial Banking                       $1,695,860         $1,693,330
Trust and Securities Processing              20,672             11,603
Investment Banking and Brokerage          1,855,283          1,679,755
Community Banking                         3,631,758          3,650,775
Other                                       363,728            159,937
Less:  Intersegment assets                 (314,209)          (214,250)
                                           --------           --------
        Total                            $7,253,092         $6,981,150
                                         ==========         ==========

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

UMB FINANCIAL CORPORATION
AVERAGE BALANCES/YIELDS AND RATES
(tax-equivalent basis) (in thousands)


                                                                 Nine Months Ended September 30,
                                                    1999                             1998
                                                   Average       Average           Average       Average
Assets                                             Balance     Yield/Rate          Balance     Yield/Rate
Loans, net of unearned interest                    $ 2,579,725        8.13 %       $ 2,678,042        8.77 %
Securities:
  Taxable                                          $ 2,863,170        5.41         $ 2,348,381        5.83
  Tax-exempt                                           729,763        6.26             523,429        6.54
                                                       -------        ----             -------        ----
    Total securities                               $ 3,592,933        5.58         $ 2,871,810        5.96
                                                   -----------        ----         -----------        ----
Federal funds and resell agreements                     97,006        4.67             257,444        5.58
Other earning assets                                    63,757        5.58              76,295        6.00
                                                        ------        ----              ------        ----
    Total earning assets                           $ 6,333,421        6.61         $ 5,883,591        7.22
                                                   -----------        ----         -----------        ----
Allowance for loan losses                              (32,824)                        (33,215)
Other assets                                         1,075,561                       1,120,514
                                                     ---------                       ---------
Total assets                                       $ 7,376,158                     $ 6,970,890
                                                   ===========                     ===========


Liabilities and Shareholders' Equity
Interest-bearing deposits                          $ 3,605,516        3.37 %       $ 3,575,556        3.91 %
Federal funds and repurchase agreements              1,255,226        4.37             911,615        5.11
Borrowed funds                                          43,383        6.77              44,004        7.56
                                                        ------        ----              ------        ----
    Total interest-bearing liabilities             $ 4,904,125        3.66         $ 4,531,175        4.19
                                                   -----------        ----         -----------        ----
Noninterest-bearing demand deposits                  1,731,064                       1,702,363
Other liabilities                                       83,543                          90,466
Shareholders' equity                                   657,426                         646,886
                                                       -------                         -------
    Total liabilities and shareholders' equity     $ 7,376,158                     $ 6,970,890
                                                   ===========                     ===========


Net interest spread                                                   2.95 %                          3.03 %
Net interest margin                                                   3.78                            4.00

UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
(tax-equivalent basis) (in thousands)

                                                 ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                       Three Months Ended                          Nine Months Ended
                                    September 30, 1999 vs. 1998                 September 30, 1999 vs. 1998
                                   ------------------------------------------  ------------------------------------------

                                     Volume          Rate           Total        Volume          Rate           Total
Change in interest earned on:
    Loans                              $   (27)      $ (3,975)      $ (4,002)     $ (6,293)     $ (12,521)     $ (18,814)
    Securities:
        Taxable                          2,014         (1,836)           178        21,225         (7,701)        13,524
        Tax-exempt                       2,516           (330)         2,186         9,698         (1,161)         8,537
    Federal funds sold                    (463)          (266)          (729)       (5,832)        (1,512)        (7,344)
    Other                                   14              8             22          (535)          (228)          (763)
                                   ------------   ------------   ------------  ------------   ------------    -----------

            Interest income            $ 4,054       $ (6,399)      $ (2,345)     $ 18,263      $ (23,123)     $  (4,860)
                                   ------------   ------------   ------------  ------------   ------------    -----------


Change in interest paid on:
    Interest-bearing deposits          $(1,464)      $ (4,674)      $ (6,138)     $    869      $ (14,571)     $ (13,702)
    Federal funds purchased              5,141         (1,306)         3,835        11,764         (5,593)         6,171
    Borrowed funds                          27           (213)          (186)          (35)          (259)          (294)
                                   ------------   ------------   ------------  ------------   ------------    -----------

            Interest expense           $ 3,704       $ (6,193)      $ (2,489)     $ 12,598      $ (20,423)     $  (7,825)

                                   ------------   ------------   ------------  ------------   ------------    -----------
Net interest income                    $   350       $   (206)      $    144      $  5,665      $  (2,700)     $   2,965
                                   ============   ============   ============  ============   ============    ===========



                                                           ANALYSIS OF NET INTEREST MARGIN

                                                 Three Months Ended                          Nine Months Ended
                                                 September 30, 1999                          September 30, 1999
                                   ------------------------------------------  ------------------------------------------

                                      1999           1998          Change         1999           1998           Change
Average earning assets              $6,208,910    $ 5,941,734      $ 267,176   $ 6,333,421     $5,883,591      $ 449,830
Interest-bearing liabilities         4,892,276      4,610,053        282,223     4,904,125      4,531,175        372,950
                                   ------------   ------------   ------------  ------------   ------------    -----------

Interest free funds                 $1,316,634    $ 1,331,681      $ (15,047)  $ 1,429,296     $1,352,416      $  76,880
                                   ============   ============   ============  ============   ============    ===========




Free funds ratio                         21.21 %        22.41 %        (1.21)%       22.57 %        22.99 %        (0.42)%
    (free funds to earning assets)

Tax-equivalent yield on earning assets    6.67 %         7.13 %        (0.46)%        6.61 %         7.22 %        (0.61)%
Cost of interest-bearing liabilities      3.74           4.18          (0.44)         3.66           4.19          (0.53)
                                   ------------   ------------   ------------  ------------   ------------    -----------

Net interest spread                       2.93           2.95 %        (0.02)%        2.95 %         3.03 %        (0.08)%
Benefit of interest free funds            0.80           0.94          (0.14)         0.83           0.97          (0.14)
                                   ------------   ------------   ------------  ------------   ------------    -----------

Net interest margin                       3.73 %         3.89 %        (0.16)%        3.78 %         4.00 %        (0.22)%
                                   ============   ============   ============  ============   ============    ===========

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended September 30, 1999. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

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

Factors that could cause material differences in actual operating results include, but are not limited to, the impact of competition; changes in pricing, loan demand, consumer savings habits, employee costs and interest rates; the ability of customers to repay loans; changes in U.S. or international economic or political conditions, such as inflation or fluctuation in interest or foreign exchange rates; disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure; the unavailability or increased cost of certain resources, including, without limitation, those associated with Year 2000 issues; the ability of third parties to successfully deal with their Year 2000 issues, the unanticipated costs and disruption in operations due to Year 2000 non-compliance of the Company and/or its affiliates, customers, suppliers, counterparties, public utilities, issuers of investment securities, and other entities. While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of management's discussion and analysis contained in the Company's annual and quarterly reports, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Summary The Company earned net income of $15,485,000 for the three months ended September 30, 1999, compared to $7,374,000 for the same period a year earlier. It should be noted that the 1998 results include a one-time charge related to the termination of the Company's defined benefit pension plan. Absent this charge, operating results for the third quarter of 1998 were $13,802,000 or $0.69 per share. Earnings per share for the three months ended September 30, 1999 were $0.79, a 14.5% increase over 1998 operating results. For the nine-month period ended September 30, 1999, the Company reported net income of $48,183,000, compared with $36,898,000 for the same period in 1998. Prior year operating results, which exclude the pension termination charge, were $43,326,000 or $2.12 per share. Earnings per share for the nine months ended September 30, 1999 were $2.42, a 14.2% increase over 1998 operating results.

The Company's improved performance has been primarily driven by an increase in non-interest income on both a quarterly and year-to-date basis. Significant gains were achieved in trust services, mutual fund servicing, service charge on deposits and cash management. For the quarter ended September 30, 1999, non-interest income increased by 12.5% over the same period a year earlier. For the nine-month period ended September 30, 1999, non-interest income increased 14.3% over the prior year. Also effecting net income was a decrease in the Company's provision for loan losses.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations
For the three months ended September 30, 1999 the Company earned net interest income of $54,454,000 compared to $53,673,000 for the third quarter of 1998. On a year-to-date basis, net interest income increased to $167,347,000 for the first nine months of 1999, compared to $165,658,000 for the same period last year. Loan volume and continued decreases in interest rates have impacted the growth rate of net interest income. While the yearly average earning assets increased, the Company's net interest margin decreased to 3.78% compared to 4.00% for the same period of 1998. This decrease primarily resulted from continued pressure on short-term interest rates, which negatively impacted the yield on loans. The yield on the Company's investment portfolio for 1999 also decreased from the same period a year earlier. The Company is not willing to jeopardize the quality or liquidity of the investment portfolio by changing its long-term, prudent investment philosophy.

The Company's loan loss provision for the third quarter of 1999 was $1,966,000 compared to $2,538,000 for the same period of 1998. The year-to-date loan loss provision for the Company in 1999 was $6,921,000 compared to $8,310,000 for 1998. The decrease in provision for loan loss was due to a combination of a decrease in net loans, decreases in net loan charge-offs and a decrease in non-performing loans. Net loan charge-offs in the first nine months of 1999 were $7,223,000 compared to $8,042,000 for the same period last year. The majority of the charge-offs in both periods were from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non- interest income totaled $44,821,000 for the third quarter of 1999 compared to $39,831,000 for the same period of 1998. For the first nine months of 1999, non-interest income increased to $131,824,000 from $115,315,000 for the prior year, an increase of 14.3%. Nearly all categories of fee income experienced double-digit growth for the quarter. One of the largest areas of increase was from trading and investment banking activities that showed an increase of more than 20% from the same period one year earlier. Fee income from deposit services, cash management services and trust services increased as the Company continued its efforts to grow these revenue sources, which do not carry the credit and interest rate risk of interest-based revenue.

Non- interest expense was $76,759,000 for the three months ended September 30, 1999 compared to $71,781,000 for the same period of 1998. For the first nine months of 1999 non-interest expense was $226,315,000 compared to $221,110,000 for the first nine months of 1998. Included in both the quarterly and year-to-date results for 1998 was a $10 million charge for the termination of the Company's defined benefit pension plan. This nonrecurring charge was required to fully fund the plan and distribute the assets to plan participants. In comparing the non-interest expense increases, other than the 1998 nonrecurring charge, the Company incurred higher staffing and equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, has contributed to the increase. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrades of core operating systems. The prudent management on non-interest expense will continue to be a priority for the Company.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
Financial  Condition
Total assets at September 30, 1999 were $7.024 billion compared to $6.791 billion at September 30, 1998 and $7.648 billion at December 31, 1998. Loans, net of unearned interest, increased to $2.675 billion as of September 30, 1999 compared to $2.551 billion at September 30, 1998 and $2.559 billion at December 31, 1998. This increase in loans reflects the Company's continuing efforts to expand loan growth despite a very competitive loan market in which the Company operates. Total investment securities increased to $3.047 billion as of September 30, 1999 compared to $2.992 billion at September 30, 1998, and decreased from $3.755 billion at December 31, 1998. Total deposits decreased to $5.122 billion at September 30, 1999 compared to $5.323 billion at September 30, 1998 and $5.897 billion at December 31, 1998. The deposit decrease has occurred mainly in the large time deposits as customers are currently placing their funds in short term repurchase agreements.

Non accrual and restructured loans totaled $9,360,000, 0.35% of loans, at September 30, 1999 compared to $13,573,000, 0.53% of loans, at September 30, 1998, and $10,746,000 at December 31, 1998, 0.42% of loans. Loans past due 90 days or more were $9,562,000, 0.36% of loans at September 30, 1999, compared to $9,093,000, 0.36% of loans at September 30, 1998, and $7,915,000 at December
31,1998, 0.31% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At September 30, 1999 the Company's allowance for loan losses was $32,867,000 or 1.23% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Liquidity and Capital Resources
The Company's liquidity position continues to be strong. At September 30, 1999, the Company's average loan to deposit ratio was 48.3% compared to 50.7% at September 30, 1998. At September 30, 1999, the average life of the securities portfolio was 23 months with 37% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $652 million at September 30, 1999 compared to $651 million at September 30, 1998 and $663 million at year-end 1998. During the twelve months ended September 30, 1999 the Company increased its treasury stock holdings by $30.9 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At September 30, 1999, the net unrealized loss on securities available for sale was $4.9 million, compared to net unrealized gains of $15.0 million at September 30, 1998 and $13.7 million at December 31, 1998.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of September 30, 1999.

                                             Net Portfolio Value
        Rates in
      Basis Points                             Dollar Change      Percentage
      (Rate Shock)              Amount                              Change
           200                    $1,382,557        $(24,670)           (1.75)%
           100                     1,401,531          (5,696)           (0.40)%
         Static                    1,407,227               -                - %
          (100)                    1,366,646         (40,582)           (2.88)%
          (200)                    1,322,942         (84,286)           (5.99)%

The Company's capital position is summarized in the table below and far exceeds regulatory requirements.
                                                         Nine Months Ended
                                                           September 30,
RATIOS                                                1999           1998
                                                      ----           ----
Return on average assets                                0.86  %      0.71%
Return on average equity                                9.80         7.63
Average equity to assets                                8.91         9.28
Tier 1 risk-based capital ratio                        16.44        15.82
Total risk-based capital ratio                         17.33        16.73
Leverage ratio                                          8.40         8.64

Per Share Data
Earnings Basic                                 $        2.42    $    1.81
Earnings Diluted                               $        2.42    $    1.80
Cash Dividends                                 $        0.60    $    0.60
Dividend payout ratio                                  24.79  %     33.15%
Book value                                     $       33.22    $   32.11

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
YEAR 2000 READINESS DISCLOSURES

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

The Company has been actively working on this issue since 1996. A plan was developed in which Year 2000 issues are divided into two areas - those involving mission critical functions and those involving non-critical functions. Within these two areas, applications were further divided into those over which the Company had control, and those which were controlled by outside vendors.

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

                              Company-Controlled            Vendor-Controlled
                                Mission Critical             Mission Critical

           Inventory                      100%                         100%
           Solution Planning              100%                         100%
           Renovation                     100%                         100%
           Testing                        100%                         100%
           Implementation                  98%                          95%

Substantial progress has been made on the completion of the five step plan for non-mission critical items: as of September 30, 1999, 99% of all identified company-controlled applications had been completed through the testing stage, and 96% of the vendor-controlled applications had been completed through the testing stage. Implementation for non-mission critical items was 99% for company-controlled applications and 88% for vendor controlled items.

With the exception of a small number of personal computers that are still being deployed in remaining remote locations (which deployment is scheduled to be completed no later than December 31, 1999), all hardware (including mainframe, mid-range and personal computers) that were identified for replacement or modification, have already been replaced or modified in accordance with the Company's plan. Testing of such equipment has been successfully completed. The Company has put in place a policy that restricts any proposed programming changes during the balance of the year, to only those that have no adverse impact on the completed steps of the plan.

The Company estimates that the total cost of its Year 2000 project will be approximately $24 million dollars. Of this amount, $10 million was spent in 1997; $12 million was spent in 1998, and the remaining $2 million is being spent in 1999. While these numbers are substantial, they include the cost of a significant number of system replacements that would have been required in the near future regardless of the Year 2000 issue. These costs are being funded through operating cash flows. Financial institutions are heavily dependent on technology, and the cost of Year 2000 efforts should be viewed in its context as a significant portion of the Company's annual Information Technology budget. Although the priority given to Year 2000 issues may cause other Information Technology projects to be delayed, such delay is not expected to have a material impact on the Corporation's financial condition, business or operations.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

A failure by the Company to successfully remediate its own Year 2000 problems, or a failure by counterparties, issuers of securities, significant suppliers, or customers with substantial relationships, or failures in the payment system could have a substantial and material negative impact on the Company. In addition, the Company could face significant disruptions of business as well as financial losses if there were failures of telecommunications systems, utility systems, and security clearing systems or other elements of the industry infrastructure. The Company's business, results of operations and financial positions could be materially adversely affected as a result of any such failures. Because of the range of possible issues associated with the Company's and third parties' Year 2000 issues, and the large number of variables involved, it is impossible to quantify the potential consequence or costs of problems that may occur if respective remediation efforts are not successful.

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

The Company continues to develop contingency plans to address failures due to Year 2000 issues relating to, among other things, its operations, systems, physical locations, products, vendors and public infrastructure. The Company's contingency planning includes remediation contingency plans and business resumption contingency plans. Remediation contingency plans are designed to address alternative courses of action in the event remediation of a mission critical systems fall behind schedule or are not successful. Business resumption contingency plans are designed to address Year 2000 problems that could arise even though the Company and third parties have completed remediation. The Year 2000 business resumption contingency planning includes event plans for each functional department, documented back-up procedures in the event of a failure, identification of supplies, materials and processes that must be on hand in the event the plan is activated and coordination of personnel. Business resumption planning will continue through the fourth quarter of 1999. Notwithstanding extensive contingency planning, the failure of certain mission critical third parties, such as utilities, telecommunications providers, transportation service providers or certain governmental entities could adversely affect the Company.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

PART II.  Other Information
           Item 6.  Exhibits and Reports on form 8-K

a) The following exhibit is filed herewith: 27-Article 9 of Regulation S-X Financial Data Schedule for September 30, 1999 Form 10-Q.

b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                            UMB FINANCIAL CORPORATION
                                    FORM 10-Q
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned hereunto duly authorized.


UMB FINANCIAL CORPORATION



____________________________________
R. Crosby Kemper
Chairman


____________________________________
Timothy M. Connealy
Chief Financial Officer


Date:  November 15, 1999