Form 10-K
period 1999-12-31
UMB FINANCIAL CORP
filed 2000-03-29
CIK 101382

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

For the fiscal year ended: December 31, 1999

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

  As of February 29, 2000, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $539,093,000 based on the NASDAQ closing price of that date.

  Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at February 29, 2000
     Common Stock, $1.00 Par Value                   21,407,273

                      DOCUMENTS INCORPORATED BY REFERENCE

         Company's 2000 Proxy Statement dated March 13, 2000--Part III

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
 Financial Information..............................................   Appendix A

                                    PART I

ITEM 1. BUSINESS

General

  UMB Financial Corporation (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns all of the outstanding stock of 7 commercial banks, a credit card bank, a bank real estate corporation, a reinsurance company, a community development corporation, a consulting company, a data services company and a trust company.

  The Company's 7 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 2 each located in Missouri and Oklahoma, one each in Kansas, Colorado and Nebraska, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 1999, is included on page A-50 of the attached Appendix, and is incorporated herein by reference.

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

  On a full-time equivalent basis at December 31, 1999, UMB Financial Corporation and subsidiaries employed 4,104 persons.

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

Monetary Policy and Economic Conditions

  The operations of the Company's affiliate banks are affected by general economic conditions as well as the monetary policy of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") which affects the supply of money available to commercial banks. Monetary policy measures by the Federal Reserve Board are affected through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements.

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

  Five of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the Comptroller of the Currency. UMB, U.S.A. n.a., a credit card bank, is located in the state of Nebraska and is subject to supervision and examination by the Comptroller of the Currency. One is chartered under the state banking laws of Oklahoma and is subject to supervision and regular examination by the Oklahoma State Banking Department. The other remaining bank is chartered under the state banking laws of Missouri and is subject to supervision and regular examination by the Missouri Commissioner of Finance. In addition, the national banks and one state bank that are members of the Federal Reserve System are subject to examination by that agency. All affiliate banks are members of and subject to examination by the Federal Deposit Insurance Corporation.

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

  Information regarding capital adequacy standards of the Federal banking regulators is included on pages A-18, A-19, A-35 and A-36 of the attached Appendix, and is incorporated herein by reference.

  Information regarding dividend restrictions is on page A-36 of the attached Appendix, incorporated herein by reference.

Statistical Disclosure

  The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout pages A-2 through A-23 of the attached Appendix under the captions of "Five-Year Financial Summary" and "Financial Review," and such information is incorporated herein by reference.

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

Name                      Age                Position with Registrant
----                      ---                ------------------------
R. Crosby Kemper........   73 Chairman of the Board since 1972. Chairman and Chief
                              Executive Officer of UMB Bank, n.a. (a subsidiary of
                              the Company) from 1971 through 1995, and as Chairman
                              through January, 1997.
Alexander C. Kemper.....   34 A son of R. Crosby Kemper. President of the Company
                              since January, 1995 and as CEO since 1999. President of
                              UMB Bank, n.a. since January, 1994, President and Chief
                              Executive Officer since January, 1996, and as Chairman,
                              President and Chief Executive Officer since January,
                              1997.
Peter J. Genovese.......   53 Vice Chairman of the Board since 1982. Chairman and
                              Chief Executive Officer of UMB Bank of St. Louis, n.a.
                              (a former subsidiary of the Company) from 1979 to 1999.
Rufus Crosby Kemper III.   49 A son of R. Crosby Kemper. Vice Chairman of the Board
                              since January, 1995. President of UMB Bank of St.
                              Louis, n.a. from 1993 to 1999. Executive Vice President
                              of UMB Bank, n.a. prior thereto.
J. Lyle Wells, Jr. .....   72 Vice Chairman of the Board of the Company since 1993.
                              Vice Chairman of the Board of UMB Bank, n.a. since
                              1982.
Royce M. Hammons........   54 President and Chief Executive Officer of UMB Oklahoma
                              Bank (a subsidiary of the Company) since 1987.
Richard A. Renfro.......   65 President of UMB National Bank of America, Salina,
                              Kansas, (a subsidiary of the Company) since 1986.
James A. Sangster.......   45 President of UMB Bank, n.a. since 1999. Divisional
                              Executive Vice President of UMB Bank, n.a. from 1993 to
                              1999. Executive Vice President prior thereto.
William C. Tempel.......   61 Divisional Executive Vice President of UMB Bank, n.a.
                              since 1997, having previously served as President and
                              Chief Executive Officer of UMB Bank Kansas (a former
                              subsidiary of the Company).
Douglas F. Page.........   56 Executive Vice President of the Company since 1984 and
                              Divisional Executive Vice President, Loan
                              Administration, of UMB Bank, n.a. since 1989.

Name                     Age                Position with Registrant
----                     ---                ------------------------
Timothy M. Connealy.....  42 Chief Financial Officer since 1994. Chief Financial
                             Officer of UMB Bank Kansas prior thereto.
James C. Thompson.......  57 Divisional Executive Vice President of UMB Bank, n.a.
                             since July, 1994. Executive Vice President of UMB Bank
                             of St. Louis, n.a. since 1989.
E. Frank Ware...........  55 Executive Vice President of UMB Bank, n.a. since 1985.
James D. Matteoni.......  57 Chief Information Officer of UMB Bank, n.a. since 1996.
Dennis R. Rilinger......  52 Divisional Executive Vice President and General Counsel
                             of UMB Bank, n.a. since 1996.
Mark A. Schmidtlein.....  40 Vice Chairman of UMB Bank since 1999. Divisional
                             Executive Vice President of UMB Bank, n.a. from 1996 to
                             1999. Senior Vice President prior thereto.
Dennis L. Triplett......  53 Divisional Executive Vice President of UMB Bank, n.a.
                             since 1995. Regional Bank President prior thereto.
Shelia Kemper Dietrich..  43 A daughter of R. Crosby Kemper. Executive Vice
                             President of UMB Bank, n.a. since 1993.
David D. Kling..........  53 Divisional Executive Vice President of UMB Bank, n.a.
                             since 1997.
J. Mariner Kemper.......  27 A son of R. Crosby Kemper. President of UMB Bank
                             Colorado, n.a. (a subsidiary of the Company) since
                             1997.
Ned C. Voth.............  40 Chairman and Chief Executive Officer of UMB Bank
                             Colorado, n.a. since 1997.

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

  The banking facility of UMB Bank, n.a. at 928 Grand Avenue principally houses that bank's support functions and is connected to the headquarters building by an enclosed pedestrian walkway. UMB Bank, n.a. also leases 40,000 square feet of space in the Equitable Building, in St. Louis, in the heart of the downtown commercial sector. A full service banking center, operations and administrative offices are housed at this location.

  At December 31, 1999 the Company's affiliate banks operated a total of 7 main banking houses and 154 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank.

  The Company constructed an 180,000 square foot operations center in downtown Kansas City, Missouri. This building houses the Company operational and item processing functions as well as management information systems. Occupancy began in the second quarter of 1999.

  Additional information with respect to premises and equipment is presented on page A-33 of the attached Appendix, which is incorporated herein by reference.

  In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 1999. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The Company's stock is traded on the NASDAQ National Market System under the symbol "UMBF." As of December 31, 1999, the Company had 2,403 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page A-23 of the attached Appendix and is hereby incorporated by reference.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  See the "Financial Review" on pages A-2 through A-23 of the attached Appendix, which is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See the "Financial Review" on pages A-19 to A-21 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:

    Consolidated Financial Statements -- pages A-24 through A-46.

    Summary of Operating Results by Quarter -- page A-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors is included in the Company's 2000 Proxy Statement under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

  This information is included in the Company's 2000 Proxy Statement under the captions "Executive Compensation," "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation," "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

  This information is included in the Company's 2000 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.

Security Ownership of Management

  This information is included in the Company's 2000 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is included in the Company's 2000 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

  Set forth below are the consolidated financial statements of the Company appearing on the indicated pages of the attached Appendix, which are hereby incorporated by reference.

                                                            Page Reference in
                                                          the attached Appendix
                                                          ---------------------
Consolidated Balance Sheet as of December 31, 1999, 1998
 and 1997................................................         A-24
Consolidated Statement of Income for the Three Years
 Ended December 31, 1999.................................         A-25
Consolidated Statement of Cash Flows for the Three Years
 Ended December 31, 1999.................................         A-26
Consolidated Statement of Shareholders' Equity for the
 Three Years Ended December 31, 1999.....................         A-27
Notes to Financial Statements............................       A-28-A-46
Independent Auditors' Report.............................         A-47

  Condensed financial statements for parent company only may be found on page A-46. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

Reports on Form 8-K

  The Company did not file a report on Form 8-K during the fourth quarter of 1999.

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

Date: March 29, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

  Paul D. Bartlett*     Director
______________________
Paul D. Bartlett, Jr.

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

 Newton A. Campbell*    Director
______________________
  Newton A. Campbell

William Terry Fuldner*  Director
______________________
William Terry Fuldner

                        Director
______________________
    Jack T. Gentry

  Peter J. Genovese*    Director
______________________
  Peter J. Genovese

   Richard Harvey*      Director
______________________
    Richard Harvey


                           C.N. Hoffman, III*    Director
                         ______________________
                           C.N. Hoffman, III
                          Alexander C. Kemper*   Director
                         ______________________
                          Alexander C. Kemper
                         R. Crosby Kemper III*   Director
                         ______________________
                          R. Crosby Kemper III
                         Daniel N. League, Jr.*  Director
                         ______________________
                         Daniel N. League, Jr.
                            Tom J. McDaniel*     Director
                         ______________________
                            Tom J. McDaniel
                          William J. McKenna*    Director
                         ______________________
                           William J. McKenna
                           John H. Mize, Jr.*    Director
                         ______________________
                           John H. Mize, Jr.
                           Mary Lynn Oliver*     Director
                         ______________________
                            Mary Lynn Oliver
                         ______________________  Director
                             W. L. Orscheln

      Robert W. Plaster*        Director
_______________________________
       Robert W. Plaster

        Alan W. Rolley*         Director
_______________________________
        Alan W. Rolley
                                Director
_______________________________
     Herman R. Sutherland

     E. Jack Webster, Jr.*      Director
_______________________________
     E. Jack Webster, Jr.

      Thomas D. Sanders*        Director
_______________________________
       Thomas D. Sanders

       John E. Williams*        Director
_______________________________
       John E. Williams

      L. Joshua Sosland*        Director
_______________________________
       L. Joshua Sosland
                                Director
_______________________________
          Jon Wefald


      */s/ R. Crosby Kemper
-------------------------------------
          R. Crosby Kemper
 Attorney-in-Fact for each director

Date: March 29, 2000

                               ----------------

                            THIS PAGE INTENTIONALLY

                                   LEFT BLANK

                               ----------------

                           UMB FINANCIAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                      Pages
                                                                      -----
Consolidated Balance Sheet........................................     A-24
Consolidated Statement of Income..................................     A-25
Consolidated Statement of Cash Flows..............................     A-26
Consolidated Statement of Shareholders' Equity....................     A-27
Notes to Financial Statements..................................... A-28 to A-46
Independent Auditors' Report......................................     A-47
Selected Financial Data ("Five-Year Financial Summary")...........     A-2
Management's Discussion and Analysis of Financial Condition and
 Results of Operations
 ("Financial Review")............................................. A-3 to A-23

                                FINANCIAL REVIEW

                          FIVE-YEAR FINANCIAL SUMMARY

                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
                                   (in thousands except per share data)
Earnings
Interest income.........  $  407,183  $  409,625  $  393,329  $  372,077  $  357,055
Interest expense........     183,323     187,092     171,794     164,581     157,787
Net interest income.....     223,860     222,533     221,535     207,496     199,268
Provision for loan
 losses.................       8,659      10,818      11,875      10,565       5,090
Noninterest income......     177,898     156,535     139,419     128,245     111,020
Noninterest expense.....     306,047     292,274     259,278     239,646     227,775
Net income..............      64,077      54,214      61,704      57,532      52,176

Average Balances
Assets..................  $7,439,411  $7,017,417  $6,482,613  $6,137,232  $5,899,169
Loans, net of unearned
 interest...............   2,615,978   2,640,933   2,649,023   2,437,829   2,346,325
Securities*.............   3,553,849   3,005,330   2,538,690   2,487,641   2,382,248
Deposits................   5,348,341   5,318,351   4,929,799   4,667,956   4,581,349
Long-term debt..........      40,241      42,584      48,907      55,349      44,450
Shareholders' equity....     657,326     650,078     598,631     574,343     597,401

Year-End Balances
Assets..................  $8,131,321  $7,648,098  $7,054,007  $6,511,986  $6,281,328
Loans, net of unearned
 interest...............   2,841,150   2,559,136   2,786,031   2,557,641   2,406,138
Securities*.............   3,897,786   3,755,049   2,884,503   2,706,549   2,694,781
Deposits................   5,923,935   5,896,804   5,546,997   5,190,534   4,813,683
Long-term debt..........      37,904      39,153      44,550      51,350      40,736
Shareholders' equity....     654,991     662,767     624,236     582,477     575,959

Per Share Data
Earnings--basic.........  $     2.94  $     2.42  $     2.75  $     2.50  $     2.08
Earnings--diluted.......        2.94        2.41        2.74        2.49        2.07
Cash dividends..........        0.73        0.73        0.69        0.65        0.61
Dividend payout ratio...       24.89%      30.17%      25.09%      26.00%      29.33%
Book value..............  $    30.38  $    29.71  $    27.77  $    25.57  $    24.35
Market price
 High...................       42.22       58.64       49.55       36.15       37.32
 Low....................       35.23       37.05       32.90       27.83       22.48
 Close..................       37.75       41.71       49.55       35.06       29.06

Ratios
Return on average
 assets.................        0.86%       0.77%       0.95%       0.94%       0.88%
Return on average
 equity.................        9.75        8.34       10.31       10.02        8.73
Average equity to
 average assets.........        8.84        9.26        9.23        9.36       10.13
Total risk-based capital
 ratio..................       14.91       15.57       16.26       15.63       16.16

--------
   *Securities include investment securities and securities available for sale.

  The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ending December 31, 1999. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

  Estimates and forward-looking statements are included in this review and as such are subject to certain risks, uncertainties and assumptions that are beyond the Company's ability to control or estimate precisely. These statements are based on current financial and economic data and management's expectations for the future developments and their effects. Actual results could differ materially from management's current expectations. Factors that could cause material differences in actual operating results include, but are not limited to, loan demand, the ability of customers to repay loans, consumer savings habits, employment costs and interest rate changes.

OVERVIEW

  The Company recorded consolidated net income of $64.1 million for the year ended December 31, 1999. This represents an 18.2% increase over 1998 net income of $54.2 million. Net income for 1998 represented a 12.2% decrease over 1997 results of $61.7 million. Earnings per share for the year ended December 31, 1999, was $2.94, compared to $2.42 in 1998 and $2.75 in 1997. Earnings per share for 1999 increased 21.5% over 1998 per share earnings, which was a 12.0% decrease over 1997. Both the net income and earnings per share results for 1998 were affected by a one-time charge for the termination and liquidation of the Company's defined benefit pension plan. Excluding this one time charge, 1998 net income was $59.0 million, or $2.64 per share. Earnings per share for 1999 represent an 11.4% increase over 1998 results, exclusive of the pension charge.

  The increase in the Company's earnings in 1999, excluding the impact of the 1998 pension termination, was primarily the result of achieving growth in noninterest income of 13.6% and an improvement in credit quality which allowed for a reduction in the provision for loan loss. The decrease in the Company's earnings for 1998, excluding the impact of the pension termination, was primarily the result of achieving only minimal growth in net interest income coupled with expense growth outpacing the increase in noninterst income. During 1999, the increase in noninterest income was more than able to offset the increase in operating costs, while in 1998 the increase in noninterest income did not offset the increase in operating costs. In addition, the Company was able to reduce the provision for loan losses by 20.0% in 1999, compared to 1998. During 1998, the provision for loan losses decreased by 8.9% from the previous year. Return on average assets was 0.86%, 0.77% and 0.95% for each of the three years ended December 31, 1999, respectively. Return on average shareholders' equity was 9.75% for 1999, 8.34% for 1998 and 10.31% for 1997. Excluding the 1998 pension termination charge, the Company's return on assets was 0.84% and return on equity was 9.07% for 1998. The Company's consolidated asset total was $8.1 billion at December 31, 1999, compared to $7.6 billion at year-end 1998 and $7.1 billion at year-end 1997. Average assets for 1999, 1998 and 1997 were $7.4 billion, $7.0 billion and $6.5 billion, respectively. The increase in year-end asset totals, compared to the average, were primarily the result of year-end tax receipts deposited by various state and local government entities. Average totals are more indicative of the Company's asset base on an ongoing basis. Average loans as a percentage of average assets were 35.2% in 1999, 37.6% in 1998 and 40.9% in 1997. Average deposits were $5.3 billion in 1999, $5.3 billion in 1998 and $4.9 billion in 1997.

RESULTS OF OPERATIONS

Net Interest Income

  Net interest income is a significant source of the Company's earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on the liabilities. Net interest income is affected by the volumes of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each. Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the prior two years. Net interest margin is calculated as net interest income on a fully tax-equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free funding sources. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 1995 through 1999 are presented on pages A-48 and A-49. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily obligations of state and local governments.

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

                        Average
    Average Volume       Rate                                    Increase (Decrease)
 --------------------- ----------                             ---------------------------
    1999       1998    1999  1998        1999 vs. 1998        Volume     Rate     Total
 ---------- ---------- ----  ----  ------------------------   -------  --------  --------
                                   Change in interest
                                    earned on:
 $2,615,978 $2,640,933 8.14% 8.66%  Loans..................   $(2,144) $(13,812) $(15,956)
                                    Securities:
  2,820,009  2,448,290 5.47  5.75    Taxable...............    20,590    (6,893)   13,697
    733,840    557,040 6.25  6.43    Tax-exempt............    11,076    (1,059)   10,017
                                    Federal funds sold and
    120,428    224,121 4.84  5.49   resell  agreements.....    (5,155)   (1,333)   (6,488)
     66,231     72,217 5.68  5.87   Other..................      (343)     (138)     (481)
 ---------- ---------- ----  ----                             -------  --------  --------
 $6,356,486 $5,942,601 6.65% 7.10%   Total.................   $24,024  $(23,235) $    789
                                   Change in interest
                                    incurred on:
                                    Interest-bearing
 $3,599,415 $3,616,069 3.41% 3.83%  deposits...............   $  (634) $(14,857) $(15,491)
                                    Federal funds purchased
                                    and  repurchase
  1,285,200    920,637 4.47  4.94   agreements.............    16,637    (4,631)   12,006
     44,077     43,278 6.70  7.48   Other..................        59      (343)     (284)
 ---------- ---------- ----  ----                             -------  --------  --------
 $4,928,692 $4,579,984 3.72% 4.08%   Total.................   $16,062  $(19,831) $ (3,769)
 ========== ========== ====  ====                             -------  --------  --------
                                   Net interest income.....   $ 7,962  $ (3,404) $  4,558
                                                              =======  ========  ========
                        Average
    Average Volume       Rate                                    Increase (Decrease)
 --------------------- ----------                             ---------------------------
    1998       1997    1998  1997        1998 vs. 1997        Volume     Rate     Total
 ---------- ---------- ----  ----  ------------------------   -------  --------  --------
                                   Change in interest
                                    earned on:
 $2,640,933 $2,649,023 8.66% 8.95%  Loans..................   $  (722) $ (7,480) $ (8,202)
                                    Securities:
  2,448,290  2,166,628 5.75  5.87    Taxable...............    16,230    (2,616)   13,614
    557,040    372,062 6.43  6.61    Tax-exempt............    11,919      (665)   11,254
                                    Federal funds sold and
    224,121    138,787 5.49  6.07   resell  agreements.....     4,754      (868)    3,886
     72,217     83,668 5.87  6.13   Other..................      (680)     (207)     (887)
 ---------- ---------- ----  ----                             -------  --------  --------
 $5,942,601 $5,410,168 7.10% 7.43%   Total.................   $31,501  $(11,836) $ 19,665
                                   Change in interest
                                    incurred on:
                                    Interest-bearing
 $3,616,069 $3,353,593 3.83% 3.82%  deposits...............   $10,043  $    374  $ 10,417
                                    Federal funds purchased
                                    and  repurchase
    920,637    800,128 4.94  5.06   agreements.............     5,974      (983)    4,991
     43,278     49,473 7.48  6.77   Other..................      (443)      333      (110)
 ---------- ---------- ----  ----                             -------  --------  --------
 $4,579,984 $4,203,194 4.08% 4.09%   Total.................   $15,574  $   (276) $ 15,298
 ========== ========== ====  ====                             -------  --------  --------
                                   Net interest income.....   $15,927  $(11,560) $  4,367
                                                              =======  ========  ========

  FTE interest income increased by $0.8 million during 1999 to $422.7 million compared to $421.9 million for 1998. Interest income for 1998 represented a $19.7 million increase over the total for 1997 of $402.2 million. Interest expense in 1999 amounted to $183.3 million, a $3.8 million decrease over 1998 expense of $187.1 million. Interest expense in 1998 increased by $15.3 million from 1997 expense of $171.8 million. These changes resulted in an increase in net interest income for 1999 of $4.6 million to $239.4 million compared to $234.8 million for 1998 and $230.4 million in 1997.

Table 2: Analysis of Net Interest Margin

                                                1999        1998      Change
                                             ----------  ----------  --------
                                                     (in thousands)
Average earning assets...................... $6,356,486  $5,942,601  $413,885
Interest-bearing liabilities................  4,928,692   4,579,984   348,708
                                             ----------  ----------  --------
Interest-free funds......................... $1,427,794  $1,362,617  $ 65,177
                                             ==========  ==========  ========
Free funds ratio (free funds to earning
 assets)....................................      22.46%      22.93%    (0.47)%
                                             ==========  ==========  ========
Tax-equivalent yield on earning assets......       6.65%       7.10%    (0.45)%
Cost of interest-bearing liabilities........       3.72        4.08     (0.36)
                                             ----------  ----------  --------
Net interest spread.........................       2.93%       3.02%    (0.09)%
Benefit of interest-free funds..............       0.84        0.93     (0.09)
                                             ----------  ----------  --------
Net interest margin.........................       3.77%       3.95%    (0.18)%
                                             ==========  ==========  ========

  Average earning assets increased by approximately 7.0% in 1999 compared to 10.0% in 1998. These assets totaled $6.4 billion in 1999 compared to $5.9 billion in 1998 and $5.4 billion in 1997. The increase in average earning assets for 1999 was entirely attributable to the Company's investment security portfolio, which increased by 18.3% compared to 1998. Average loans during 1999 decreased by 0.9% compared to the prior year. During 1998, average loans decreased by 0.3% compared to a 18.4% increase in average investment securities. During 1998, the Company experienced an increase in loan reductions as a result of several loan customers selling or merging their businesses. These reductions impacted the Company's ability to increase its average loans for both 1999 and 1998. During 1997, average loans increased by 8.7% compared to a 2.1% increase in average investment securities. An increase in federal funds purchased and repurchase agreements funded the increase in earning assets for 1999. Increases in both interest-bearing and noninterest-bearing deposits as well as repurchase agreements funded the increase in earning assets for 1998. The increase in average earning assets for 1997 was funded by an increase in both interest-bearing and noninterest-bearing demand deposits.

  The Company's net interest spread was 2.93% in 1999, 3.02% in 1998 and 3.34% in 1997. Net interest spread is calculated as the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities. As a result of the change in the earning asset mix and the related funding sources, the Company's net interest margin decreased to 3.77% in 1999, compared to 3.95% in 1998 and 4.26% in 1997. The decrease in both net interest spread and margin for 1999 was the result of lower rates earned on total earning assets, which decreased to 6.65% from 7.10% in 1998. This change was the result of both a decrease in interest rates and a change in the mix of interest earning assets. During 1999, loans comprised 41% of earning assets, as compared with 44% during 1998. During 1999, the Company's funding costs did not decline to the same extent as the change in earning assets. Cost of funds decreased by 36 basis points, compared to a 45 basis point decline in the yield on earning assets. The yield on loans during 1998, as compared with 1997, decreased by 29 basis points, while the yield on securities decreased by 10 basis points. The Company's funding mix and cost of funds were relatively unchanged in 1998 as compared with 1997.

  During 1997, the decrease in the rate earned on loans was at least partially offset by an increase in the yield on the investment portfolio. The rate pressure on the loan portfolio, resulting from declining interest rates and a very competitive loan market, continued throughout 1999. The Company was able to increase the yield on its very liquid investment securities portfolio during 1997 by reinvesting maturities at higher yields and altering the mix of the portfolio. The Company was unable to increase or maintain its yield on the investment portfolio during 1998 and 1999. As a result of extended pressure on short-term interest rates, the Company was unable to reinvest maturing securities at the same rate as the roll-off.

  As discussed above and shown in the information in Table 1, the Company's balance sheet is slightly asset sensitive. Two fundamental characteristics of the Company's balance sheet allow for more growth in net interest income during a period of increasing interest rates. Conversely, during a period of declining interest rates, as experienced during the greater part of the last two years, growth in net interest income is more difficult. The Company's investment portfolio, which is very liquid and has an average maturity of approximately two years, represents over 56% of total earning assets. Through the regular reinvestment of scheduled maturities, the Company is able to take advantage of increases in interest rates on a very timely basis. A significant portion of the Company's funding is noninterest bearing demand deposit accounts. These core deposit accounts produce a greater benefit to the Company as interest rates increase, as higher investment opportunities are not offset by an increase in funding costs.

  The cause and level of the increase in net interest income in 1999 from that experienced in 1998 can be seen in the information in Table 1. During 1999, increases in federal funds purchased and repurchase agreements funded the growth in average earning assets. This growth was limited to increases in investment securities. The spread earned on this growth was, for the most part, offset by a reduced rate earned on earning assets, primarily loans and investment securities. The average rate earned on loans during 1999 decreased by 52 basis points as compared to 1998, while the average rate earned on investment securities decreased by 24 basis points during the same period. The Company's cost of funds during 1999 decreased by 36 basis points. During 1998, increases in core deposit and repurchase agreements funded the growth in earning assets. This growth was primarily limited to increases in investment securities. The spread earned on this growth was, for the most part, offset by a reduced rate earned on earning assets, primarily loans. The average rate earned on loans during 1998 decreased by 29 basis points as compared to 1997. The Company's cost of funds during 1998 decreased by only 1 basis point.

Table 3: Allocation of Allowance for Loan Losses

  This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category. The percent of loans in each category to total loans is provided in Table 5.

                                                       December 31
                                         ---------------------------------------
Loan Category                             1999    1998    1997    1996    1995
-------------                            ------- ------- ------- ------- -------
                                                     (in thousands)
Commercial.............................. $15,000 $16,000 $17,000 $17,300 $16,150
Consumer................................  15,300  16,300  15,400  15,000  13,500
Real estate.............................     750     750     750   1,000   2,500
Agricultural............................      50      50      50      50     450
Leases..................................      50      50      50      50      50
Unallocated.............................      43      19      24      14      35
                                         ------- ------- ------- ------- -------
 Total allowance........................ $31,193 $33,169 $33,274 $33,414 $32,685
                                         ======= ======= ======= ======= =======

Provision and Allowance for Loan Loss

  The allowance for loan losses (ALL) represents management's judgment of the losses inherent in the Company's loan portfolio. The provision for loan losses is the amount necessary to adjust the ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics, industry or segment concentration, and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company's subsidiaries. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.

  The Company's allowance for loan losses was $31.2 million at December 31, 1999 compared to $33.2 million at year-end 1998 and $33.3 million at year-end 1997. This represents an allowance to total loans of 1.1%, 1.3% and 1.2% as of December 31, 1999, 1998 and 1997, respectively. A charge-off of the remaining balance of a commercial credit that had been in liquidation was the primary cause for the decrease in the year-end 1999 allowance for loan losses. The Company is pursuing recovery opportunities, which if successful, will increase the allowance for loan losses. At December 31, 1999 the allowance for loan losses exceeded total nonperforming loans by $24.9 million. Nonperforming loans include nonaccrual loans and restructured loans. The year-end 1999 allowance for loan losses was 275% of net credit losses incurred during 1999.

  As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and, therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is adequate based on the inherent losses in the loan portfolio at December 31, 1999. Significant changes in general economic conditions and in the ability of specific customers to repay loans will impact the level of the provision for loan losses required in future years.

  The Company recorded a provision for loan losses of $8.7 million during 1999, compared to $10.8 million in 1998 and $11.9 million in 1997. The decrease in the loan loss provision in 1999 from the previous year was primarily the result of a reduction in losses in bankcard loans. Losses in the bankcard portfolio decreased as delinquencies and bankruptcies in this area improved. The decrease in loan loss provision in 1998 was primarily the result of lower charge-offs related to commercial loans. The increased rate of losses on other consumer loans that began in 1997 continued throughout 1998. A significant portion of these losses was related to indirect automobile paper purchased prior to 1997. Purchasing guidelines in this area were adjusted in 1997 and the rate of losses decreased. Decreasing losses associated with the Company's bankcard portfolio were experienced in 1999 and 1998, and Management believes the losses and delinquency levels of the bankcard portfolio will remain below industry averages. Bankcard loan delinquencies over 30 days totaled 2.1% of total bankcard loans as of year-end 1999. The Company will continue to closely monitor the bankcard loan portfolio, the related collection efforts and underwriting in order to minimize credit losses.

  Table 4 presents a five-year summary of the Company's allowance for loan losses.

Table 4: Analysis of Allowance for Loan Losses

                            1999        1998        1997        1996        1995
                         ----------  ----------  ----------  ----------  ----------
                                             (in thousands)
Allowance--beginning of
 year................... $   33,169  $   33,274  $   33,414  $   32,685  $   32,527
Provision for loan
 losses.................      8,659      10,818      11,875      10,565       5,090
Allowances of acquired
 banks..................        710          --          --          --         485
Charge-offs:
 Commercial............. $   (2,732) $     (322) $   (2,992) $   (2,668) $     (948)
 Consumer:
  Bankcard..............     (5,377)     (7,554)     (8,130)     (7,592)     (5,427)
  Other.................     (6,393)     (6,182)     (3,103)     (1,904)     (1,602)
 Real estate............        (11)         --         (98)       (171)       (113)
 Agricultural...........         (1)        (25)         (9)         --          --
                         ----------  ----------  ----------  ----------  ----------
    Total charge-offs... $  (14,514) $  (14,083) $  (14,332) $  (12,335) $   (8,090)
Recoveries:
 Commercial............. $      431  $      647  $      268  $      391  $      947
 Consumer:
  Bankcard..............      1,268       1,289       1,097       1,163         994
  Other.................      1,383       1,049         684         532         569
 Real estate............         55         127         117         207         122
 Agricultural...........         32          48         151         206          41
                         ----------  ----------  ----------  ----------  ----------
    Total recoveries.... $    3,169  $    3,160  $    2,317  $    2,499  $    2,673
                         ----------  ----------  ----------  ----------  ----------
Net charge-offs......... $  (11,345) $  (10,923) $  (12,015) $   (9,836) $   (5,417)
                         ----------  ----------  ----------  ----------  ----------
Allowance--end of year.. $   31,193  $   33,169  $   33,274  $   33,414  $   32,685
                         ==========  ==========  ==========  ==========  ==========
Average loans, net of
 unearned interest...... $2,615,978  $2,640,933  $2,649,023  $2,437,829  $2,346,325
Loans at end of year,
 net of unearned
 interest...............  2,841,150   2,559,136   2,786,031   2,557,641   2,406,138
Allowance to loans at
 year-end...............       1.10%       1.30%       1.19%       1.31%       1.36%
Allowance as a multiple
 of net charge-offs            2.75x       3.04x       2.77x       3.40x       6.03x
Net charge-offs to:
 Provision for loan
  losses................     131.02%     100.97%     101.18%      93.10%     106.42%
 Average loans..........       0.43        0.41        0.45        0.40        0.23

Noninterest Income

  A key objective of the Company is the growth of noninterest income to enhance profitability since fee-based services are non-credit related, provide steady income and are not directly affected by fluctuations in interest rates. These activities are also relatively low-risk and do not impact the Company's regulatory capital needs. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company's goal is to offer multiple products and services to its customers, the quality of which will differentiate us from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage and cash management. Noninterest income, exclusive of net security and asset gains, as a percentage of adjusted operating revenues was 43% in 1999, compared to 40% in 1998 and 37% in 1997. Adjusted operating revenue is defined as tax-equivalent net interest income plus noninterest income, excluding net security and asset gains.

  Noninterest income, exclusive of net security gains and gains on sale of assets, was $177.4 million in 1999 compared to $156.5 million in 1998 and $135.5 million in 1997. This represents a 13.4% increase in 1999 compared to a growth rate of 15.5% during 1998. This growth in 1999 was driven by a 15.0% increase in security trading and investment banking fees, a 12.8% increase in trust fees and a 13.5% increase in service charges and fees. The increase in fee income for 1998 was primarily the result of higher fee income from trust services and increases in nondeposit service charges and fees.

  The Trust Division is the Company's most significant source of fee income. Trust services have long been an identified strength of the Company and are expected to continue to be the primary driver of fee income. The Company offers a full range of trust services including personal and custody services, investment management and employee benefits processing. The Company has a Private Client Services division, which offers full trust and personal banking services to high net worth individuals.

  Income from trust services totaled $54.0 million in 1999, $47.9 million in 1998 and $45.3 million in 1997. The largest contributor to the increase in trust income for 1999 and 1998 was from employee benefit services. The next largest contributor to trust income is the personal and custodial business. This more traditional line of business generally experiences more steady moderate growth and is more directly impacted by fluctuations in the stock and bond markets. Fee revenue in 1999 and 1998 also benefited from the appreciation of assets under management. The aggregate value of managed trust assets was $14.2 billion at December 31, 1999, compared to $14.5 billion at year-end 1998 and $12.7 billion at year-end 1997.

  The Company's securities processing and custody revenue is primarily related to the mutual fund industry. Revenues from securities processing were $14.4 million in 1999, $14.7 million in 1998 and $11.8 million in 1997. Revenue for 1999 reflects a slight decrease, as new business growth was not sufficient to offset the loss of revenue from a large securities processing customer that had moved to a new service provider during the year. Management anticipates that revenue growth in 2000 should more than offset this lost revenue. The increase in revenue for 1998 was the result of ongoing efforts to grow this business line by expanding the Company's customer base. The significant growth in the number and size of mutual funds has given the Company more opportunity to develop new customer relationships and has fueled growth from existing customers. The Company competes with companies many times its size in this line of business. Though the Company may not have the scale and price advantages of its much larger competitors, it can compete very effectively in certain areas due to better attention to customer service and overall flexibility related to services provided. Revenues from this business line are subject to more volatility than other fee sources due to the relative size of the customer base. The Company should be able to adjust its expense structure accordingly so that revenue volatility should not significantly impact operating results. Total trust assets under custody decreased to $103.8 billion at December 31, 1999 from $119.5 billion at December 31, 1998, primarily as a result of the customer loss described above. Trust assets under custody were $109.5 billion at December 31, 1997.

  Fees and service charges on deposit accounts were $46.4 million in 1999, $41.1 million in 1998 and $36.6 million in 1997. The increases in fees for 1999 and 1998 were primarily related to corporate deposit accounts as a result of new customer relationships and the sale of additional cash management services. Corporate and retail deposit fees also increased as a result of adjusting fee schedules to changes in market pricing. The level of compensating balances maintained by corporate customers and the earnings credit rate applied to the balances also impacts the level of fee income received. Movement of the earnings credit rate in 1999 approximated changes in the interest rate on short-term Treasury securities. Other service charges and fees increased to $27.7 million in 1999 from $24.0 million in 1998, which had increased from $21.0 million in 1997. Significant increases were achieved in 1999, 1998 and 1997 as a result of increased ATM fees, home banking service fees, and the sale of cash management services to mutual fund companies. The Company expanded its ATM network to 608 machines at year-end 1999, compared to 557 and 486 at year-end 1998 and 1997, respectively. Bankcard fees, net of expenses, were $6.3 million in 1999, $3.5 million in 1998 and $1.5 million in 1997.

  Trading and investment banking income totaled $20.7 million in 1999, compared to $18.0 million in 1998 and $13.7 million in 1997. Approximately half of the increase in 1999 resulted from an increase in retail brokerage activity. The remaining improvement was the result of an increase in security sales to corporate customers, primarily correspondent banks. The funding levels and loan demand of the correspondent bank customers directly impact this volume. Results for 1998 and 1997 were favorably impacted by increased demand for mortgage-backed security products, which carry a higher profit margin. Other income was $7.8 million in 1999 compared to $7.3 million in 1998 and $7.2 million in 1997.

Noninterest Expense

  Total 1999 noninterest expense increased 4.7% to $306.0 million compared to 1998 expense of $292.3 million and 1997 expense of $259.3 million. Included in 1998 expense was a $7.4 million charge related to the funding, liquidation and termination of the Company's defined benefit pension plan. This item is explained in more detail in the footnotes of the consolidated financial statements. Net of this charge, operating expenses in 1999 increased by 7.4% over 1998. The increase in 1999 expense over 1998 was primarily driven by increases in staffing costs, the opening of the Company's new Technology Center, as well as upgrades to the Company's computer hardware and network. Operating expenses in 1998, net of the pension termination charge, increased by 9.8% over 1997. During both 1998 and 1997 the Company experienced increases in staffing and other operating costs due to physical, operational and technological expansion efforts. Costs for all three years were also impacted by efforts to prepare for year 2000 readiness.

  Costs associated with staffing are the largest component of non-interest expense as they approximate 54% of total costs. Salaries and employee benefits expense, net of the pension termination charge, increased 6.1% to $166.6 million in 1999 compared to $156.7 million in 1998 and $141.6 million in 1997. Staffing levels at year-end 1999 were 4,104, compared to 4,070 in 1998 and 4,056 at the end of 1997. The moderate increase in staff and related expense for 1999 primarily resulted from the expansion of the Company's branch network and the strategic decision to add resources to certain critical and growth areas of the Company. Average staffing levels for 1999 were greater than the year-end total as a result of decreases during the last half of the year associated with the consolidation of various bank charters and related operations. During 1999, 1998 and 1997 the Company dedicated significant resources to improve its infrastructure. This spending has included both the upgrades of old legacy systems as well as investments in new delivery and information systems. Some of the initiatives under way or completed during 1999, 1998 and 1997 include the conversion to a new network operating system, the conversion to a new teller transaction processing system, the conversion of all affiliate banks to a new deposit processing system, a consolidated call center, expanded internet capabilities, an upgrade to the core mainframe computer, a major upgrade of the customer information system, implementation of an integrated financial accounting system, new processing and information systems for trust services and the creation of an enterprise data warehouse. During 1999, 1998 and 1997, the demand for qualified data processing staff increased due to the limited resources available in the marketplace to address the millennium date change, causing the Company's costs in this area to increase. During 1997, the Company also added staffing resources due to increased demand for employee benefit services and cash management services. Staffing levels and costs were also impacted by the opening of 3 new facilities in 1999, 23 in 1998 and 14 in 1997. These new facilities include mini branches and grocery store branches as well as full service branch facilities. The control of staffing costs has been and will continue to be an important goal for the Company. Control of these costs must be tempered with a view of the long-term strategy of the Company. The Company has and will continue to evaluate and take advantage of centralization of administrative and operational functions. At the same time, management will strive to gain efficiencies in its existing products, services and processes. The growth rate of staffing costs is expected to moderate during 2000.

  Occupancy expense increased to $23.3 million in 1999 from $21.9 million in 1998 and $19.0 million in 1997. Equipment expense increased to $37.9 million in 1999 compared to $30.6 million in 1998 and $27.7 million in 1997. The increases in both 1998 and 1997 occupancy and equipment expense were primarily the result of the expansion efforts noted previously. Purchases of bank premises and equipment totaled $52 million in 1999, $51 million in 1998, and $37 million in 1997. The increase in spending for 1999 was impacted by cost associated with the Company's new Technology Center, which opened mid-year. Infrastructure costs, such as these, will continue to be evaluated and managed based on the long-term needs of and benefits to the Company.

  Expenses for supplies and services were $21.7 million in 1999, compared to $20.4 million in both 1998 and 1997. The increase in 1999 primarily resulted from the opening of the new Technology Center, along with expenses associated with the centralization of certain administrative and operational functions and consolidation of several affiliate bank charters.

  Marketing and business development costs decreased in 1999 to $16.8 million from $17.4 million in 1998 and $17.7 million in 1997. The higher cost in 1998 and 1997 was primarily the result of an increase in system-wide advertising and expanded business development activities. There continues to be significant change in the Company's market due to industry consolidation. Contributing to the higher costs in 1998 and 1997 was additional spending in new markets and additional campaigns in existing markets to promote the Company's reputation for stability and long-term vision. Processing fees increased to $10.5 million in 1999 from $8.9 million in 1998 and $8.6 million in 1997. The increase in 1999 primarily resulted from costs associated with outsourcing of the Company's desktop computer support function. The increases in legal and consulting fees to $5.0 million in 1999 from $3.5 million in 1998 and $2.7 million in 1997 are generally related to the use of third party contractors to assist with improvements to the Company's infrastructure referred to previously. Other operating expenses decreased to $17.2 million in 1999 from $18.4 million in 1998, which was an increase from $14.4 million in 1997. The primary factor driving the fluctuation in costs was losses from fraud and deposit processing, which had decreased in 1999 after increasing in 1998.

Income Taxes

  Income tax expense totaled $23.0 million in 1999, compared to $21.8 million in 1998 and $28.1 million in 1997. These expense levels equate to effective tax rates of 26.4%, 28.6% and 31.3% for 1999, 1998 and 1997, respectively. The decrease in the effective tax rate for 1999 was primarily the result of an increase in tax exempt securities and a reduction in state and local income taxes. The primary reason for the difference between the Company's effective tax rate and the statuary rate is the effect of nontaxable income, partially offset by nondeductible goodwill amortization.

FINANCIAL CONDITION

Loans

  Loans represent the Company's largest source of interest income. At December 31, 1999, loans amounted to $2.8 billion compared to $2.6 billion in 1998 and $2.8 billion in 1997. On average, loans totaled $2.6 billion in 1999, 1998 and 1997. One primary factor in the lack of growth in average loan totals for 1999 and 1998 was the rate of pay-offs. A higher than normal volume of loans paid off during 1998 as a result of customers being sold or private placement activity. The market for high quality credits that are consistent with the Company's underwriting standards remained very competitive. Management anticipates that new loan volume in 2000 will outpace loan reductions. Both commercial and consumer loan balances increased during 1999, despite an increasingly competitive loan market. Commercial loan balances have increased at year-end 1999 due to the aggressive efforts of the Company's business development officers to establish new commercial relationships and expand existing ones. Consumer loan totals increased in 1999 due to new marketing campaigns throughout the Company's affiliate bank network. During 1998, emphasis was placed on controlling and reducing the level of losses in the indirect consumer loan portfolio, and average balances decreased. Although indirect lending has fueled much of the new activity in consumer loans, the Company has and will continue to increase its direct consumer lending. There is a much better opportunity to cross-sell other products to a direct loan customer. In addition, these loans have a better loss experience and yield than indirect loans.

  The Parent Company's Credit Administration Department performs timely reviews of loan quality and underwriting procedures in affiliate banks, which experienced significant increases in consumer loans.

Table 5: Analysis of Loans by Type

                                               December 31
                          ----------------------------------------------------------
Amount                       1999        1998        1997        1996        1995
------                    ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Commercial..............  $1,472,376  $1,246,979  $1,325,988  $1,184,443  $1,092,292
Agricultural............      39,218      44,879      51,392      51,649      60,128
Leases..................       5,645       4,717       3,991       2,596       2,057
Real estate--commercial.     207,533     199,324     231,510     258,561     300,493
                          ----------  ----------  ----------  ----------  ----------
  Total business-
   related..............  $1,724,772  $1,495,899  $1,612,881  $1,497,249  $1,454,970
                          ----------  ----------  ----------  ----------  ----------
Bankcard................  $  163,756  $  163,197  $  184,726  $  183,301  $  201,048
Other consumer
 installment............     817,732     771,568     854,605     731,661     583,433
Real estate--
 residential............     134,890     128,472     133,819     145,478     167,077
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-
   related..............  $1,116,378  $1,063,237  $1,173,150  $1,060,440  $  951,558
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........  $2,841,150  $2,559,136  $2,786,031  $2,557,689  $2,406,528
Unearned interest.......          --          --          --         (48)       (390)
Allowance for loan
 losses.................     (31,193)    (33,169)    (33,274)    (33,414)    (32,685)
                          ----------  ----------  ----------  ----------  ----------
  Net loans.............  $2,809,957  $2,525,967  $2,752,757  $2,524,227  $2,373,453
                          ==========  ==========  ==========  ==========  ==========
As a % of total loans
---------------------
Commercial..............        51.8%       48.7%       47.6%       46.3%       45.4%
Agricultural............         1.4         1.8         1.9         2.0         2.5
Leases..................         0.2         0.2         0.1         0.1         0.1
Real estate--commercial.         7.3         7.8         8.3        10.1        12.5
                          ----------  ----------  ----------  ----------  ----------
  Total business-
   related..............        60.7%       58.5%       57.9%       58.5%       60.5%
                          ----------  ----------  ----------  ----------  ----------
Bankcard................         5.8%        6.4%        6.6%        7.2%        8.4%
Other consumer
 installment............        28.8        30.1        30.7        28.6        24.2
Real estate--
 residential............         4.7         5.0         4.8         5.7         6.9
                          ----------  ----------  ----------  ----------  ----------
  Total consumer-
   related..............        39.3%       41.5%       42.1%       41.5%       39.5%
                          ----------  ----------  ----------  ----------  ----------
  Total loans...........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========

  Included in Table 5 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company's loan portfolio, comprising approximately 60% of total loans. The focus of the Company and each of its affiliate banks is on the small- to medium-sized commercial companies within their respective trade areas. The Company targets customers that will utilize multiple banking services and products. The ownership structure of the Company and the continuity of its management and relationship officers are generally viewed by customers as a significant strength of the Company and benefit to the customer. The Company's goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company's size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. The Company has experienced very strong growth in the new markets it entered during the past three years. There has been a definite demand in these markets for bank services delivered with the customer-driven focus that the Company practices. The Company will continue to expand its efforts to attract customers that understand and seek the advantages of banking with a Company headquartered in their market.

  Commercial real estate loans have increased to $208 million at December 31, 1999, from $199 million at year-end 1998, which was a decrease from $232 million at year-end 1997. As a percentage of total loans, commercial real estate loans now comprise only 7.3% of totals, compared to 7.8% and 8.3% in 1998 and 1997, respectively. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

  Bankcard loans have decreased as a percentage of total loans. They comprise only 5.8% of total loans at year-end 1999 compared to 6.4% in 1998 and 6.6% in 1997. A significant portion of the decrease in bankcard loans in 1999 was caused by a reduction in the private label portion of the portfolio. This type of loan is generally less profitable than traditional bankcard loans and likely to continue to decrease. The overall growth in the Company's bankcard portfolio has been hampered by increased competition from banking and nonbanking card issuers. This competition frequently lessens its credit standards and offers favorable introductory rates in an effort to obtain transfer balances from other cards. The Company has elected not to seek loan volume in such a manner. The Company's credit and underwriting standards have become stricter as more consumers acquire multiple credit cards with revolving balances.

Loan Quality

  The strength of the Company's credit standards is reflected in the credit quality of the loan portfolio. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company's nonperforming loans decreased to $6.3 million at December 31, 1999, compared to $10.7 million a year earlier. The level of nonperforming loans at year-end 1999 represents 0.22% of total loans compared to 0.42% in 1998 and 0.15% in 1997. The Company's nonperforming loans have not exceeded 0.5% of total loans in any of the last six years.

  At December 31, 1999, the Company had $2.0 million in other real estate owned. Totals for year-end 1998 and 1997 were $0.7 million and $2.0 million, respectively. Loans past due more than 90 days totaled $5.0 million, $7.9 million and $7.8 million at December 31, 1999, 1998 and 1997, respectively. Bankcard loans represented approximately 23% of these past due totals at December 31, 1999.

  Key factors of the Company's loan quality program are a sound credit policy combined with periodic and independent credit reviews. All affiliate banks operate under written loan policies. Credit decisions continue to be based on the borrower's cash flow and the value of underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans by using a ranking system. In addition, the Company has an internal loan review staff that operates independently of the affiliate banks. This review team performs periodic examinations of each bank's loans for credit quality, documentation and loan administration. The respective regulatory authority of each affiliate bank also reviews loan portfolios.

  Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise less than 8% of total loans, with a history of no significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

  A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year-end 1999, $276,000 of interest due was not recorded as earned, compared to $460,000 for the prior year.

  Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. Management estimates that approximately $44,000 of additional interest would have been earned in 1999 if the terms of these loans had been performing in accordance with their original contracts. In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume, and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $644,000 of interest due as earned for 1999. The comparative amount for 1998 was $547,000.

Table 6: Loan Quality

                                                  December 31
                                      ----------------------------------------
                                       1999    1998     1997    1996     1995
                                      ------  -------  ------  -------  ------
                                                 (in thousands)
Nonaccrual loans..................... $4,818  $ 9,454  $2,600  $10,953  $2,664
Restructured loans...................  1,474    1,292   1,520      523     985
                                      ------  -------  ------  -------  ------
  Total nonperforming loans.......... $6,292  $10,746  $4,120  $11,476  $3,649
Other real estate owned..............  2,017      728   1,968    1,646     626
                                      ------  -------  ------  -------  ------
  Total nonperforming assets......... $8,309  $11,474  $6,088  $13,122  $4,275
                                      ======  =======  ======  =======  ======
Nonperforming loans as a % of loans..   0.22%    0.42%   0.15%    0.45%   0.15%
Allowance as a multiple of
 nonperforming loans.................   4.96x    3.09x   8.08x    2.91x   8.96x
Nonperforming assets as a % of loans
 plus other real estate owned........   0.29%    0.45%   0.22%    0.51%   0.18%
Loans past due 90 days or more....... $4,998  $ 7,915  $7,752  $ 6,704  $5,270
As a % of loans......................   0.18%    0.31%   0.28%    0.26%   0.22%

Securities

  The Company's security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing potential liquidity, the security portfolio is used as a tool to manage interest rate sensitivity. The Company's goal in the management of its securities portfolio is to maximize return within the Company's parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company's second largest component of interest income. Securities available for sale and held to maturity comprised 56.3% of earning assets as of December 31, 1999, compared to 58.9% and 50.0% at year-end 1998 and 1997, respectively. The decrease in 1999 resulted from growth in the loan portfolio. Securities totaled $3.9 billion at December 31, 1999, compared to $3.8 billion as of December 31, 1998 and $2.9 billion in 1997. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

  Securities available for sale comprised 81% of the Company's securities portfolio at December 31, 1999, and at year-end 1998. U.S. Treasury obligations comprised 44% of the available for sale portfolio as of December 31, 1999, compared with 40% one year earlier. U.S. Agency obligations represented an additional 39% of this portfolio at year-end 1999, compared with 37% at year-end 1998. In order to improve the yield of the securities portfolio, the Company periodically will choose to alter the mix of the portfolio as opposed to significantly lengthening the average life of the portfolio. Securities available for sale had a net unrealized loss of $20.5 million at year-end 1999 compared to an unrealized gain of $21.2 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company's shareholders' equity as an unrealized loss of $12.8 million at year-end 1999 and an unrealized gain of $13.7 million for 1998.

  The securities portfolio achieved an average yield on a tax-equivalent basis of 5.63% for 1999 compared to 5.87% in 1998 and 5.97% in 1997. The yield on the portfolio decreased by 24 basis points in 1999 as a result of the impact of decreases in short-term interest. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The Company could not maintain the portfolio yield without significantly impacting the average life or quality of the investment portfolio. Interest rate increases during the second half of 1999 have allowed the Company to improve the yield on its portfolio during this period. The average life of the core securities portfolio was 26 months at December 31, 1999, compared to 21 months and 23 months at year-end 1998 and 1997, respectively.

  Included in Tables 7 and 8 are analyses of the cost, fair value and average yield of securities available for sale and securities held to maturity.

Table 7: Securities Available For Sale

                                                    Amortized     Fair
                                                       Cost      Value    Yield
                                                    ---------- ---------- -----
                                                          (in thousands)
December 31, 1999
U.S. Treasury...................................... $1,387,543 $1,375,694 5.62%
U.S. Agencies......................................  1,246,644  1,241,944 5.65
Mortgage-backed....................................    252,622    248,723 6.19
State and political subdivisions...................      2,985      2,914 5.78
Commercial paper...................................    270,594    270,594 5.97
Federal Reserve Bank Stock.........................      6,744      6,744
Equity and other...................................      2,516      2,522
                                                    ---------- ----------
  Total............................................ $3,169,648 $3,149,135
                                                    ========== ==========
December 31, 1998
U.S. Treasury...................................... $1,212,563 $1,228,927 5.75%
U.S. Agencies......................................  1,123,961  1,126,703 5.26
Mortgage-backed....................................    247,326    249,319 6.27
State and political subdivisions...................      2,541      2,547 5.59
Commercial paper...................................    439,380    439,380 5.31
Federal Reserve Bank Stock.........................      3,760      3,760
Equity and other...................................      2,163      2,253
                                                    ---------- ----------
  Total............................................ $3,031,694 $3,052,889
                                                    ========== ==========

Table 8: Investment Securities

                                                                      Yield/
                                                 Amortized   Fair     Average
                                                   Cost     Value    Maturity
                                                 --------- -------- -----------
                                                         (in thousands)
December 31, 1999
Due in 1 year or less........................... $ 90,659  $ 90,488        6.51%
Due after 1 year through 5 years................  488,446   483,527        6.28
Due after 5 years through 10 years..............  169,546   164,155        6.17
                                                 --------  --------
  Total......................................... $748,651  $738,170 3 yr. 5 mo.
                                                 ========  ========
December 31, 1998
Due in 1 year or less........................... $ 89,002  $ 89,326        6.27%
Due after 1 year through 5 years................  378,041   384,348        6.35
Due after 5 years through 10 years..............  235,117   237,361        6.18
                                                 --------  --------
  Total......................................... $702,160  $711,035 3 yr. 9 mo.
                                                 ========  ========
December 31, 1997
Due in 1 year or less........................... $ 71,725  $ 71,742        6.67%
Due after 1 year through 5 years................  251,256   253,710        6.88
Due after 5 years through 10 years..............  129,756   131,268        7.00
Due after 10 years..............................       25        25        9.01
                                                 --------  --------
  Total......................................... $452,762  $456,745 3 yr. 6 mo.
                                                 ========  ========

Other Earning Assets

  Federal funds transactions essentially are overnight loans between financial institutions, which allow for either daily investment of excess funds or borrowing another institution's funds in order to meet short-term liquidity needs. The net purchased position at year-end 1999 was $211.9 million, compared to $77.7 million for year-end 1998. During 1999 and 1998, the Company was a net purchaser of federal funds, and this funding source averaged $89.4 million in 1999, compared to $30.6 million during 1998.

  The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Due to the agency arrangement, these transactions do not appear on the balance sheet and averaged $908.8 million in 1999 and $1,137.1 million in 1998.

  At December 31, 1999, the Company had acquired securities under agreements to resell of $119.2 million compared to $52.8 million at year-end 1998. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $90.2 million in 1999.

  The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 1999 were $64.5 million, compared to $70.8 million in 1998, and were recorded at market value.

Table 9: Maturities of Time Deposits of $100,000 or More

                                                            December 31
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (in thousands)
Maturing within 3 months............................ $388,838 $431,658 $356,604
After 3 months but within 6.........................   57,096   89,435   47,822
After 6 months but within 12........................   92,611   62,789   34,009
After 12 months.....................................   27,826   20,544   29,839
                                                     -------- -------- --------
  Total............................................. $566,371 $604,426 $468,274
                                                     ======== ======== ========

Deposits and Borrowed Funds

  Deposits represent the Company's primary funding source for its asset base. Deposits are gathered from various sources including commercial customers, individual retail consumers and mutual fund and trust customers. Deposits totaled $5.9 billion at December 31, 1999, compared to $5.9 billion and $5.5 billion at year-end 1998 and 1997, respectively. Deposits averaged $5.3 billion, $5.3 billion and $4.9 billion in 1999, 1998 and 1997, respectively. Deposit growth in 1999 was impacted by the increased use of repurchase agreements by commercial customers. The increase in average deposits for 1998 was primarily related to commercial and trust customers. The Company has continued to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

  Noninterest-bearing demand deposits averaged $1.7 billion, $1.7 billion and $1.6 billion during 1999, 1998 and 1997, respectively. These deposits represented 32.7% of average deposits in 1999, compared to 32.0% in 1998 and 1997. The Company's large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts, though they do not earn interest, receive an earnings credit to offset the cost of other services provided by the Company.

  Securities sold under agreements to repurchase totaled $1,192.0 million at December 31, 1999, and $836.0 million at year-end 1998. This liability averaged $1,165.6 million in 1999 and $778.9 million in 1998. Repurchase agreements are transactions involving the exchange of investment funds, by the customer, for securities, by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

  The Company's long-term debt includes two senior note issues totaling $25 million and $0.2 million in installment notes. The senior notes represent funds borrowed in 1993 under a medium-term program to fund bank acquisitions. Of this total, $10.0 million had an original maturity of seven years at 6.81%, and $15.0 million was issued with a ten-year maturity at 7.30%. Also included in long-term debt is the Company's guarantee of a loan incurred in January 1996 by its Employee Stock Ownership Plan. Principal and interest, at 6.10%, are due quarterly over seven years. The Plan is using Company contributions to service this debt. The Company also has two fixed-rate advances from the Federal Home Loan Bank at rates of 4.50% and 5.89%. These collateralized advances are used to offset interest rate risk of longer term fixed rate loans.

Table 10 Analysis of Average Deposits

Amount                       1999        1998        1997        1996        1995
------                    ----------  ----------  ----------  ----------  ----------
                                              (in thousands)
Noninterest-bearing
 demand.................  $1,748,926  $1,702,282  $1,576,206  $1,386,173  $1,336,804
Interest-bearing demand
 and savings............   2,281,458   2,260,240   2,143,869   2,056,681   2,059,661
Time deposits under
 $100,000...............     860,456     875,480     898,910     948,626     963,878
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...  $4,890,840  $4,838,002  $4,618,985  $4,391,480  $4,360,343
Time deposits of
 $100,000 or more.......     457,501     480,349     310,814     276,476     221,006
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........  $5,348,341  $5,318,351  $4,929,799  $4,667,956  $4,581,349
                          ==========  ==========  ==========  ==========  ==========
As a % of total deposits
------------------------
Noninterest-bearing
 demand.................        32.7%       32.0%       32.0%       29.7%       29.2%
Interest-bearing demand
 and savings............        42.6        42.5        43.5        44.1        45.0
Time deposits under
 $100,000...............        16.1        16.5        18.2        20.3        21.0
                          ----------  ----------  ----------  ----------  ----------
  Total core deposits...        91.4%       91.0%       93.7%       94.1%       95.2%
Time deposits of
 $100,000 or more.......         8.6         9.0         6.3         5.9         4.8
                          ----------  ----------  ----------  ----------  ----------
  Total deposits........       100.0%      100.0%      100.0%      100.0%      100.0%
                          ==========  ==========  ==========  ==========  ==========

Table 11 Short-Term Debt

                                        1999            1998           1997
                                   ---------------  -------------  -------------
                                     Amount   Rate   Amount  Rate   Amount  Rate
                                   ---------- ----  -------- ----  -------- ----
                                                 (in thousands)
At year-end
-----------
Federal funds purchased........... $  225,350 3.31% $ 86,250 4.85% $     55 5.45%
Repurchase agreements.............  1,192,013 4.60   835,969 4.12   715,490 4.97
Other.............................         --             31 5.04     1,116 4.39
                                   ----------       --------       --------
  Total........................... $1,417,363 4.40% $922,250 4.19% $716,661 4.97%
                                   ==========       ========       ========
Average for the year
--------------------
Federal funds purchased........... $  119,570 5.16% $141,745 5.74% $182,138 5.62%
Repurchase agreements.............  1,165,630 4.40   778,892 4.80   617,989 4.90
Other.............................      3,836 4.57       694 3.55       567 5.91
                                   ----------       --------       --------
  Total........................... $1,289,036 4.47% $921,331 4.94% $800,694 5.06%
                                   ==========       ========       ========
Maximum month-end balance
-------------------------
Federal funds purchased........... $  353,836       $225,375       $246,524
Repurchase agreements.............  1,257,460        854,337        715,140
Other.............................    200,380          1,162          1,549
                                   ==========       ========       ========

Capital

  The Company places a significant emphasis on the maintenance of a strong capital position, which helps safeguard our customers' funds, promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company's ability to capitalize on business growth and acquisition opportunities. Capital is managed for each subsidiary based upon its respective risks and growth opportunities as well as regulatory requirements.

  Total shareholders' equity was $655.0 million at December 31, 1999, compared to $662.8 million one year earlier. The Company guarantees the debt of its ESOP, the proceeds of which were used to acquire shares of the Company's common stock. The shares acquired by the ESOP that have not been allocated to plan participants are included as a reduction to shareholders' equity. During each year, management had the opportunity to repurchase shares of the Company's stock at prices which in management's opinion would enhance overall shareholder value. During 1999 and 1998, the Company acquired 926,537 and 235,215 shares, respectively, of its common stock.

  Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 14.20% and total capital ratio of 14.91% substantially exceed the regulatory minimums.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

  Due to the nature of the Company's business, some degree of interest rate risk is inherent and appropriate. Management's objective in this area is to limit the level of earnings exposure arising from interest rate movements. Analysis of this risk is related to liquidity due to the impact of maturing assets and liabilities. Many of the Company's financial instruments reprice prior to maturity.

  Interest rate sensitivity is measured by gaps, which are the differences between interest-earning assets and interest-bearing liabilities, which reprice or mature within a specific time interval. A positive gap indicates that interest-earning assets exceed interest-bearing liabilities within a given interval. A positive gap position results in increased net interest income when rates increase and the opposite when rates decline.

Table 12 Risk-Based Capital

  The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 1999, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

                                        Risk-Weighted Category
                         -----------------------------------------------------
Risk-Weighted Assets                   20%       50%        100%      Total
--------------------         0%     ---------- --------  ---------- ----------
                                            (in thousands)
Loans:
 Residential mortgage..  $       -- $      194 $111,104  $       -- $  111,298
 All other.............          --     98,962       --   2,630,890  2,729,852
                         ---------- ---------- --------  ---------- ----------
  Total loans..........  $       -- $   99,156 $111,104  $2,630,890 $2,841,150
Securities available
 for sale:
 U.S. Treasury.........  $1,387,543 $       -- $     --  $       -- $1,387,543
 U.S. agencies and
  mortgage-backed......         356  1,498,910       --          --  1,499,266
 State and political
  subdivisions.........          --      2,985       --          --      2,985
 Commercial paper and
  other................       6,744         --       --     273,110    279,854
                         ---------- ---------- --------  ---------- ----------
  Total securities
   available for sale..  $1,394,643 $1,501,895 $     --  $  273,110 $3,169,648
Investment securities..          --    697,212   51,439          --    748,651
Trading securities.....       6,426     68,814       --          --     75,240
Federal funds and
 resell agreements.....          --    132,664       --          --    132,664
Cash and due from
 banks.................     217,731    550,211       --          --    767,942
All other assets.......          --         --       --     397,266    397,266
                         ---------- ---------- --------  ---------- ----------
  Category totals......  $1,618,800 $3,049,952 $162,543  $3,301,266 $8,132,561
                         ---------- ---------- --------  ---------- ----------
Risk-weighted totals...  $       -- $  609,990 $ 81,272  $3,301,266 $3,992,528
Off-balance-sheet items
 (risk-weighted).......          --     26,168       --     329,882    356,050
                         ---------- ---------- --------  ---------- ----------
  Total risk-weighted
   assets..............  $       -- $  636,158 $ 81,272  $3,631,148 $4,348,578
                         ========== ========== ========  ========== ==========
Capital                                         Tier 1     Tier 2     Total
-------                                        --------  ---------- ----------
Shareholders' equity.........................  $667,827  $       -- $  667,827
Less premium on purchased banks..............   (50,466)         --    (50,466)
Allowance for loan losses....................        --      31,193     31,193
                                               --------  ---------- ----------
  Total capital..............................  $617,361  $   31,193 $  648,554
                                               ========  ========== ==========
Capital ratios
--------------
Tier 1 capital to risk-weighted assets.......                            14.20%
Total capital to risk-weighted assets........                            14.91
Leverage ratio (Tier 1 to total assets less
 premium on purchased banks).................                             7.64
                                                                    ==========

  Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 14 is a static gap analysis, which presents the Company's assets and liabilities, based on their repricing or maturity characteristics. This analysis shows that for the 180-day interval, beginning January 1, 2000, the Company is in a negative gap position because liabilities maturing or repricing during this time exceed assets.

  In management's opinion, the static gap report tends to overstate the interest rate risk of the Company due to certain factors, which are not measured on a static or snapshot analysis. A static gap analysis assumes that all liabilities reprice based on their contractual term. However, the effect of rate increases on core deposits, approximately 91% of total deposits, tends to lag behind the change in market rates. This lag generally lessens the negative impact of rising interest rates when the Company has more liabilities subject to repricing than assets.

In addition, a static analysis ignores the impact of changes in the mix and volume of interest-bearing assets and liabilities. During 1999, the Company's loans decreased as a percentage of total earning assets, and noninterest-bearing demand deposit accounts represented a smaller component of total funding sources. Due to the limitations of a static gap analysis, the Company also monitors and manages interest rate risk through the use of simulation models. These models allow for input of various factors and assumptions, which influence interest rate risk. This method presents a more realistic view of the impact on the Company's earnings resulting from movement in interest rates.

Table 13 Market Risk

                                                      Net Portfolio Value
                                                  -----------------------------
      Rates in Basis Points (Rate Shock)            Amount    Change   % Change
      ----------------------------------          ---------- --------  --------
                                                         (in thousands)
      200........................................ $1,475,701 $ (5,402)  (0.36)%
      100........................................  1,486,274    5,170    0.35
      Static.....................................  1,481,103       --      --
      (100)......................................  1,421,430  (59,673)  (4.03)
      (200)......................................  1,356,907 (124,196)  (8.39)

  Simulation tools will be the primary tool that the Company will use to manage its interest rate risk. The Company does not use off-balance-sheet hedges or swaps to manage this risk except for use of futures contracts to offset interest rate risk on specific securities held in the trading portfolio.

Table 14 Interest Rate Sensitivity Analysis

                           1-90    91-180   181-365            Over 365
December 31, 1999          Days     Days     Days     Total      Days     Total
-----------------        --------  -------  -------  --------  --------  --------
                                            (in millions)
Earning assets
Loans................... $1,419.5  $ 192.8  $ 182.2  $1,794.5  $1,046.7  $2,841.2
Securities*.............  1,254.9    194.8    406.3   1,856.0   2,041.8   3,897.8
Federal funds sold and
 resell agreements......    132.7      0.0      0.0     132.7       0.0     132.7
Other...................     77.0      0.0      0.0      77.0       0.0      77.0
                         --------  -------  -------  --------  --------  --------
  Total earning assets.. $2,884.1  $ 387.6  $ 588.5  $3,860.2  $3,088.5  $6,948.7
                         --------  -------  -------  --------  --------  --------
  % of total earning
   assets...............     41.5%     5.6%     8.5%     55.6%     44.4%    100.0%
                         --------  -------  -------  --------  --------  --------
Funding sources
Interest-bearing demand
 and savings............ $1,420.8  $   0.0  $   0.0  $1,420.8  $1,292.2  $2,713.0
Time deposits...........    676.2    230.8    237.6   1,144.6     285.2   1,429.8
Federal funds purchased
 and repurchase
 agreements.............  1,417.4      0.0      0.0   1,417.4       0.0   1,417.4
Borrowed funds..........     10.8      0.7      1.4      12.9      25.0      37.9
Noninterest-bearing
 sources................      0.0      0.0      0.0       0.0   1,350.6   1,350.6
                         --------  -------  -------  --------  --------  --------
  Total funding sources. $3,525.2  $ 231.5  $ 239.0  $3,995.7  $2,953.0  $6,948.7
                         --------  -------  -------  --------  --------  --------
  % of total earning
   assets...............     50.8%     3.3%     3.4%     57.5%     42.5%    100.0%
                         --------  -------  -------  --------  --------  --------
Interest sensitivity
 gap.................... $ (641.1) $ 156.1  $ 349.5  $ (135.5) $  135.5
Cumulative gap..........   (641.1)  (485.0)  (135.5)   (135.5)       --
As a % of total earning
 assets.................      9.2%     7.0%     2.0%      2.0%       --
  Ratio of earning
   assets to funding
   sources..............     0.82     1.67     2.46      0.97      1.05
Cumulative ratio--1999..     0.82     0.87     0.97      0.97      1.00
       --1998...........     0.99     1.01     1.12      1.12      1.00
       --1997...........     0.86     0.92     1.05      1.05      1.00

--------
*Includes securities available for sale based on scheduled maturity dates.

  The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value (NPV) over a range of instantaneous and sustained interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The assets and liabilities of the Company are comprised primarily of financial instruments which give rise to cash flows. By projecting the timing and amount of future net cash flows, an estimated value of that asset or liability can be determined. Market values of the Company's investment in loans and debt securities fluctuate with movements in market interest rates. Prepayments of principal are closely correlated with interest rates and affect future cash flows. Certain deposits and other borrowings of the Company are also sensitive to interest rate changes. Table 13 sets forth the Company's NPV as of December 31, 1999. Although the NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point-in-time, such measurements are not intended to, and do not provide a precise forecast of the effect of changes in market rates on the Company's net interest income and may differ from actual results.

TABLE 15 Rate Sensitivity and Maturity of Loans

  The following table presents the rate sensitivity of certain loans maturing after 2000, compared with the total loan portfolio as of December 31, 1999. Of the $1,599,379 of loans due after 2000, $1,036,465 are to individuals for the purchase of residential dwellings and other consumer goods. The remaining $562,914 is for all other purposes and reflects maturities of $464,428 in 2001 through 2004 and $98,486 after 2004.

                                                           December 31, 1999
                                                           -----------------
                                                              (in thousands)
Loans due 2000:
 Residential homes and consumer goods.....................    $   79,913
 All other................................................     1,161,858
                                                              ----------
  Total...................................................    $1,241,771
Loans due after 2000:
 Variable interest rate...................................    $  364,725
 Fixed interest rate......................................     1,234,654
                                                              ----------
  Total...................................................    $1,599,379
                                                              ----------
Allowance for loan losses.................................       (31,193)
                                                              ----------
  Net loans...............................................    $2,809,957
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

Year 2000

  Prior to December 31, 1999, the management of the Company completed its review of hardware and software systems to identify those systems that could be affected by the Year 2000 issue. The Company also had a plan in place to investigate and quantify the Year 2000 issues arising from relationships with third parties such as customers, vendors, issuers of debt and equity securities, and service providers. As of the date of this filing, the Company has experienced no disruptions or other significant problems related to Year 2000 issues. Additionally, to date, there have been no Year 2000 related failures in respect of supplies or services from vendors and service providers.

  However, if Year 2000 issues develop subsequent to the date of this filing which impact the ability of vendors or service providers to adequately supply the Company, there could be a material adverse impact on the Company's future financial condition and future operating results.

eScout

  During the first quarter of 2000, UMB Bank formed a subsidiary under the name of eScout.com LLC (eScout), minority interests in which were acquired by several outside investors. eScout's function is to serve as an electronic commerce network for UMB's commercial customers, correspondent banks and their commercial customers, and other small businesses. The results of eScout's start up and initial operations are not anticipated to have a material impact on the results or operations of the Company.

Table 16: Summary of Operating Results by Quarter (unaudited)

                                                   Three Months Ended
                                         ---------------------------------------
                                         March 31 June 30  Sept. 30 Dec. 31
                                         -------- -------- -------- --------
                                          (in thousands except per share data)
1999
Interest income......................... $101,883 $ 99,005 $100,568 $105,727
Interest expense........................   44,840   43,155   46,114   49,214
                                         -------- -------- -------- --------
  Net interest income................... $ 57,043 $ 55,850 $ 54,454 $ 56,513
Provision for loan losses...............    2,487    2,468    1,966    1,738
Noninterest income......................   42,515   44,488   44,821   46,074
Noninterest expense.....................   74,099   75,457   76,759   79,732
Income tax provision....................    6,555    6,132    5,065    5,223
                                         -------- -------- -------- --------
  Net income............................ $ 16,417 $ 16,281 $ 15,485 $ 15,894
                                         ======== ======== ======== ========
1998
Interest income......................... $104,454 $100,862 $103,609 $100,700
Interest expense........................   47,641   45,690   48,603   45,158
                                         -------- -------- -------- --------
  Net interest income................... $ 56,813 $ 55,172 $ 55,006 $ 55,542
Provision for loan losses...............    2,858    2,914    2,538    2,508
Noninterest income......................   36,823   38,661   38,498   42,553
Noninterest expense.....................   69,049   70,280   81,781   71,164
Income tax provision....................    6,573    6,271    1,811    7,107
                                         -------- -------- -------- --------
  Net income............................ $ 15,156 $ 14,368 $  7,374 $ 17,316
                                         ======== ======== ======== ========

                                                   Three Months Ended
                                         ---------------------------------------
                                         March 31 June 30  Sept. 30 Dec. 31
                                         -------- -------- -------- --------
Per Share 1999
Net income--basic....................... $   0.74 $   0.75 $   0.72 $   0.74
Net income--diluted.....................     0.74     0.75     0.72     0.74
Dividend................................     0.18     0.18     0.18     0.18
Book value..............................    29.84    29.82    30.20    30.38
Market price:
  High..................................    42.22    40.17    41.82    40.11
  Low...................................    35.23    35.80    37.95    35.74
  Close.................................    41.75    38.98    37.95    37.75
Per Share 1998
Net income--basic....................... $   0.67 $   0.65 $   0.33 $   0.77
Net income--diluted.....................     0.67     0.64     0.33     0.77
Dividend................................     0.18     0.18     0.18     0.18
Book value..............................    28.36    28.71    29.19    29.71
Market price:
  High..................................    56.03    58.64    46.82    44.09
  Low...................................    49.09    45.00    37.05    39.55
  Close.................................    55.45    45.00    43.13    41.71

                           UMB FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
ASSETS                                               (in thousands)
Loans:
 Commercial, financial and agricultural...  $1,511,594  $1,291,858  $1,377,380
 Consumer.................................     981,488     934,765   1,039,331
 Real estate..............................     342,423     327,796     365,329
 Leases...................................       5,645       4,717       3,991
 Allowance for loan losses................     (31,193)    (33,169)    (33,274)
                                            ----------  ----------  ----------
 Net loans................................  $2,809,957  $2,525,967  $2,752,757
Securities available for sale:
 U.S. Treasury and agencies...............  $2,617,638  $2,355,630  $2,162,242
 State and political subdivisions.........       2,914       2,547       7,904
 Mortgage-backed..........................     248,723     249,319     248,892
 Commercial paper and other...............     279,860     445,393      12,703
                                            ----------  ----------  ----------
 Total securities available for sale......  $3,149,135  $3,052,889  $2,431,741
Investment securities: State and political
 subdivisions
 (market value of $738,170, $711,035 and
 $456,745, respectively)..................     748,651     702,160     452,762
Federal funds sold........................      13,458       8,599      13,638
Securities purchased under agreements to
 resell...................................     119,206      52,770      57,575
Trading securities and other..............      77,074      36,000      60,548
                                            ----------  ----------  ----------
 Total earning assets.....................  $6,917,481  $6,378,385  $5,769,021
Cash and due from banks...................     766,108     850,532     921,300
Bank premises and equipment, net..........     239,535     206,194     172,811
Accrued income............................      75,540      70,045      72,627
Premiums on and intangibles of purchased
 banks....................................      50,710      53,379      60,464
Other assets..............................      81,947      89,563      57,784
                                            ----------  ----------  ----------
 Total assets.............................  $8,131,321  $7,648,098  $7,054,007
                                            ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand...............  $1,781,141  $2,045,074  $1,906,627
 Interest-bearing demand and savings......   2,712,997   2,378,814   2,290,923
 Time deposits under $100,000.............     863,426     868,490     881,173
 Time deposits of $100,000 or more........     566,371     604,426     468,274
                                            ----------  ----------  ----------
 Total deposits...........................  $5,923,935  $5,896,804  $5,546,997
Federal funds purchased...................     225,350      86,250          55
Securities sold under agreements to
 repurchase...............................   1,192,013     835,969     715,490
Short-term debt...........................          --          31       1,116
Long-term debt............................      37,904      39,153      44,550
Accrued expenses and taxes................      38,131      52,481      56,735
Other liabilities.........................      58,997      74,643      64,828
                                            ----------  ----------  ----------
 Total liabilities........................  $7,476,330  $6,985,331  $6,429,771
                                            ----------  ----------  ----------
Common stock, $1.00 par, Authorized
 33,000,000 shares;
 26,472,039; 24,490,189; 24,490,189 shares
 issued, respectively.....................  $   26,472  $   24,490  $   24,490
Capital surplus...........................     683,410     608,934     608,964
Retained earnings.........................     148,728     175,005     137,230
Accumulated other comprehensive income
 (loss)...................................     (12,836)     13,693       3,910
Unearned ESOP shares......................      (7,491)     (9,992)    (12,492)
Treasury stock 4,702,849; 3,957,218; and
 3,737,430 shares, at cost, respectively..    (183,292)   (149,363)   (137,866)
                                            ----------  ----------  ----------
 Total shareholders' equity...............  $  654,991  $  662,767  $  624,236
                                            ----------  ----------  ----------
 Total liabilities and shareholders'
  equity..................................  $8,131,321  $7,648,098  $7,054,007
                                            ==========  ==========  ==========

              See Notes to Financial Statements, pages A-28-A-46.

                           UMB FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Year Ended December 31
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                                (in thousands except share and
                                                       per share data)
Interest Income
Loans........................................  $  212,054 $  227,919 $  236,031
Securities available for sale................     154,512    140,688    127,074
Investment securities:
 Taxable interest............................  $      763 $      943 $      753
 Tax-exempt interest.........................      30,451     23,764     16,155
                                               ---------- ---------- ----------
 Total investment securities income..........  $   31,214 $   24,707 $   16,908
                                               ---------- ---------- ----------
Federal funds and resell agreements..........       5,824     12,312      8,426
Trading securities and other.................       3,579      3,999      4,890
                                               ---------- ---------- ----------
 Total interest income.......................  $  407,183 $  409,625 $  393,329
                                               ---------- ---------- ----------
Interest Expense
Deposits.....................................  $  122,876 $  138,367 $  127,950
Federal funds and repurchase agreements......      57,493     45,487     40,496
Short-term debt..............................         175         25         33
Long-term debt...............................       2,779      3,213      3,315
                                               ---------- ---------- ----------
 Total interest expense......................  $  183,323 $  187,092 $  171,794
                                               ---------- ---------- ----------
Net interest income..........................  $  223,860 $  222,533 $  221,535
Provision for loan losses....................       8,659     10,818     11,875
                                               ---------- ---------- ----------
 Net interest income after provision.........  $  215,201 $  211,715 $  209,660
                                               ---------- ---------- ----------
Noninterest Income
Trust fees...................................  $   54,045 $   47,895 $   45,279
Securities processing........................      14,387     14,748     11,753
Trading and investment banking...............      20,734     18,025     13,743
Service charges on deposit accounts..........      46,415     41,067     36,631
Other service charges and fees...............      27,705     23,982     21,009
Bankcard fees, net of expenses...............       6,268      3,477      1,532
Net security gains...........................         547         --      2,275
Other........................................       7,797      7,341      7,197
                                               ---------- ---------- ----------
 Total noninterest income....................  $  177,898 $  156,535 $  139,419
                                               ---------- ---------- ----------
Noninterest Expense
Salaries and employee benefits...............  $  166,582 $  164,031 $  141,641
Occupancy, net...............................      23,325     21,933     19,004
Equipment....................................      37,916     30,615     27,718
Supplies and services........................      21,677     20,383     20,367
Marketing and business development...........      16,785     17,449     17,727
Processing fees..............................      10,520      8,888      8,602
Legal and consulting.........................       4,955      3,522      2,692
Amortization of intangibles of purchased
 banks.......................................       7,101      7,086      7,142
Other........................................      17,186     18,367     14,385
                                               ---------- ---------- ----------
 Total noninterest expense...................  $  306,047 $  292,274 $  259,278
                                               ---------- ---------- ----------
Income before income taxes...................  $   87,052 $   75,976 $   89,801
Income tax provision.........................      22,975     21,762     28,097
                                               ---------- ---------- ----------
 Net income..................................  $   64,077 $   54,214 $   61,704
                                               ========== ========== ==========
Net income per share--basic..................  $     2.94 $     2.42 $     2.75
Net income per share--diluted................        2.94       2.41       2.74
Dividends per share..........................        0.73       0.73       0.69
Average shares outstanding...................  21,793,064 22,322,620 22,422,135
                                               ========== ========== ==========

              See Notes to Financial Statements, pages A-28-A-46.

                           UMB FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
                                                    (in thousands)
Operating Activities
 Net income.............................  $    64,077  $    54,214  $    61,704
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Provision for loan losses..............        8,659       10,818       11,875
 Depreciation and amortization..........       28,441       24,247       24,479
 Deferred income taxes..................        5,614        1,022          669
 Net (increase) decrease in trading
  securities............................      (43,019)      24,548       20,835
 Gains on sales of securities available
  for sale..............................         (598)         (12)      (2,293)
 Losses on sales of securities
  available for sale....................           51           12           18
 Earned ESOP shares.....................        2,501        2,568        2,644
 Amortization of securities premium,
  net of discount accretion.............      (26,987)     (10,762)      14,707
 Changes in:
  Accrued income........................       (5,155)       2,582           90
  Accrued expenses and taxes............      (14,146)      (9,215)       7,330
 Other, net.............................          478           51          (95)
                                          -----------  -----------  -----------
   Net cash provided by operating
    activities..........................  $    19,916  $   100,073  $   141,963
                                          -----------  -----------  -----------
Investing Activities
 Proceeds from sales of securities
  available for sale....................  $    95,435  $    18,643  $    89,318
 Proceeds from maturities of:
 Investment securities..................      364,950       78,098       62,622
 Securities available for sale..........    9,358,069    9,152,912    1,882,873
 Purchases of:
 Investment securities..................     (144,632)    (330,355)    (198,077)
 Securities available for sale..........   (9,822,172)  (9,764,076)  (2,018,141)
 Net (increase) decrease in loans.......     (258,723)     215,972     (240,405)
 Net (increase) decrease in federal
  funds sold and resell agreements......      (64,400)       9,844      (12,253)
 Purchase of financial organization, net
  of cash received......................         (498)          --           --
 Purchases of bank premises and
  equipment.............................      (52,207)     (50,880)     (37,399)
 Proceeds from sales of bank premises
  and equipment.........................          101          284          124
 Other, net.............................         (161)     (23,248)      56,849
                                          -----------  -----------  -----------
   Net cash used in investing
    activities..........................  $  (524,238) $  (692,806) $  (414,489)
                                          -----------  -----------  -----------
Financing Activities
 Net increase in demand and savings
  deposits..............................  $    46,764  $   226,338  $   301,126
 Net increase (decrease) in time
  deposits..............................      (65,642)     123,469       55,337
 Net increase in federal funds purchased
  and repurchase agreements.............      495,144      206,674      101,150
 Net increase (decrease) in short-term
  debt..................................          (31)      (1,085)         205
 Proceeds from issuance of long-term
  debt..................................        3,900           --           --
 Repayments of long-term debt...........       (5,649)      (5,397)      (6,800)
 Cash dividends.........................      (16,035)     (16,439)     (15,598)
 Purchases of treasury stock............      (39,006)     (11,930)     (13,001)
 Proceeds from issuance of treasury
  stock.................................          453          335          345
                                          -----------  -----------  -----------
   Net cash provided by financing
    activities..........................  $   419,898  $   521,965  $   422,764
                                          -----------  -----------  -----------
Increase (decrease) in cash and due from
 banks..................................  $   (84,424) $   (70,768) $   150,238
Cash and due from banks at beginning of
 year...................................      850,532      921,300      771,062
                                          -----------  -----------  -----------
Cash and due from banks at end of year..  $   766,108  $   850,532  $   921,300
                                          ===========  ===========  ===========
Supplemental disclosures:
 Income taxes paid......................  $    30,298  $    16,362  $    29,412
 Total interest paid....................      228,323      197,777      160,317
                                          ===========  ===========  ===========

--------
Note: Certain noncash transactions regarding the adoption of SFAS No. 115, and guaranteed ESOP debt transactions and common stock issued for acquisitions are disclosed in the accompanying financial statements and notes to financial statements.

              See Notes to Financial Statements, pages A-28-A-46.

                           UMB FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Accumulated
                                                          Other
                          Common  Capital   Retained  Comprehensive Treasury   Unearned
                           Stock  Surplus   Earnings  Income (Loss)   Stock      ESOP     Total
                          ------- --------  --------  ------------- ---------  --------  --------
                                                    (in thousands)
Balance--January 1,
 1997...................  $23,503 $558,073  $142,947    $ (1,755)   $(125,288) $(15,003) $582,477
Comprehensive Income:
 Net income.............       --       --    61,704          --           --        --    61,704
 Other comprehensive
  income net of tax
 Unrealized gains on
  securities of $7,075,
  net of
  reclassification
  adjustment for gains
  included in net income
  of $1,410.............       --       --        --       5,665           --        --     5,665
                                                                                            -----
 Total comprehensive
  income................                                                                   67,369
Cash dividends ($0.69
 per share).............       --       --   (15,598)         --           --        --   (15,598)
Stock dividend (5%).....      987   50,836   (51,823)         --           --        --        --
Earned ESOP shares......       --      133        --          --           --     2,511     2,644
Purchase of treasury
 stock..................       --       --        --          --      (13,001)       --   (13,001)
Exercise of stock
 options................       --      (78)       --          --          423        --       345
                          ------- --------  --------    --------    ---------  --------  --------
Balance--December 31,
 1997...................  $24,490 $608,964  $137,230    $  3,910    $(137,866) $(12,492) $624,236
Comprehensive Income:
 Net income.............       --       --    54,214          --           --        --    54,214
 Other comprehensive
  income, net of tax
 Unrealized gains on
  securities............       --       --        --       9,783           --        --     9,783
                                                                                            -----
 Total comprehensive
  income................                                                                   63,997
Cash dividends ($0.73
 per share).............       --       --   (16,439)         --           --        --   (16,439)
Earned ESOP shares......       --       68        --          --           --     2,500     2,568
Purchase of treasury
 stock..................       --       --        --          --      (11,930)       --   (11,930)
Exercise of stock
 options................       --      (98)       --          --          433        --       335
                          ------- --------  --------    --------    ---------  --------  --------
Balance--December 31,
 1998...................  $24,490 $608,934  $175,005    $ 13,693    $(149,363) $ (9,992) $662,767
Comprehensive Income:
 Net income.............       --       --    64,077          --           --        --    64,077
 Other comprehensive
  income, net of tax
 Unrealized loss on
  securities of $26,868
  net of
  reclassification
  adjustment for gains
  included in net income
  of $339...............       --       --        --     (26,529)          --        --   (26,529)
                                                                                          -------
 Total comprehensive
  income................                                                                   37,548
Cash dividends ($0.73
 per share).............       --       --   (16,035)         --           --        --   (16,035)
Stock dividend (10%)....    1,982   72,337   (74,319)         --           --        --        --
Earned ESOP shares......       --       --        --          --           --     2,501     2,501
Acquisition--Charter
 National Bank..........       --    2,207        --          --        4,556        --     6,763
Purchase of treasury
 stock..................       --       --        --          --      (39,006)       --   (39,006)
Exercise of stock
 options................       --      (68)       --          --          521        --       453
                          ------- --------  --------    --------    ---------  --------  --------
Balance--December 31,
 1999...................  $26,472 $683,410  $148,728    $(12,836)   $(183,292) $ (7,491) $654,991
                          ======= ========  ========    ========    =========  ========  ========

              See Notes to Financial Statements, pages A-28-A-46.

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

  Acquisitions -- Banks acquired and recorded under the purchase method are recorded at the fair value of the net assets acquired at the acquisition date, and results of operations are included from that date. Excess of purchase price over the value of net assets acquired is recorded as premiums on purchased banks. Premiums on purchases prior to 1982 are being amortized ratably over 40 years. Premiums on purchases in 1982 and after are being amortized ratably over 15-20 years. Core deposit intangible assets are being amortized ratably over 10 years.

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

  Securities Available for Sale -- Debt securities available for sale include principally U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss) until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

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

  Impairment of Long-Lived Assets -- Long-lived assets, including goodwill and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flow, (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds its fair value.

  Taxes -- The Company recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on the liability method and represents the change in the deferred income tax accounts during the year, including the effect of enacted tax rate changes.

  Per Share Data -- Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each period. Pursuant to SFAS 128 diluted earnings per share takes into account the dilutive effect of 29,833; 61,441 and 42,460 shares issuable under stock options granted by the Company at December 31, 1999, 1998 and 1997, respectively.

  Reclassifications -- Certain reclassifications were made to the 1998 and 1997 financial statements to conform to the current year presentation.

ACCOUNTING CHANGES

  Accounting for Stock-Based Compensation -- Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

  Accounting for Reporting Comprehensive Income -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement was effective for the Company's financial statements as of December 31, 1998.

                           UMB FINANCIAL CORPORATION

  Accounting for Disclosures about Segments and Related Information -- In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement was effective for the Company's financial statements as of December 31, 1998.

  Accounting for Derivative instruments -- In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June, 1999, the Financial Accounting Standards Board issued SFAS No. 137 which deferred the effective date of SFAS No. 133. This standard requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statement is effective for the Company's financial statements for the fiscal year beginning after January 1, 2001. The Company is in the process of evaluating the potential impact of the new Statement.

ALLOWANCES FOR LOAN LOSSES

  The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 1999 (in thousands):

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Allowance--beginning of year..................... $ 33,169  $ 33,274  $ 33,414
Allowances of acquired banks.....................      710        --        --
Additions (deductions):
  Charge-offs.................................... $(14,514) $(14,083) $(14,332)
  Recoveries.....................................    3,169     3,160     2,317
                                                  --------  --------  --------
    Net charge-offs.............................. $(11,345) $(10,923) $(12,015)
                                                  --------  --------  --------
Provision charged to expense.....................    8,659    10,818    11,875
                                                  --------  --------  --------
Allowance--end of year........................... $ 31,193  $ 33,169  $ 33,274
                                                  ========  ========  ========

  The amount of loans considered to be impaired under SFAS No. 114 was $4,809,000 at December 31, 1999 and $10,221,000 at December 31, 1998. All of
the loans were on a nonaccrual basis or had been restructured. Included in the impaired loans, at December 31, 1999 was $1,936,000 of loans for which the related allowance was $433,000. The remaining $2,873,000 of impaired loans did not have an allowance for loan losses as a result of write-downs and supporting collateral value. At December 31, 1998 there was $8,022,000 of impaired loans with a related allowance of $1,273,000, and $2,199,000 of impaired loans which did not have an allowance. The average recorded investment in impaired loans was approximately $7,789,000 during the year ended December 31, 1999 and $7,901,000 during the year ended December 31, 1998. The Company had no material amount recorded as interest income on impaired loans for either year.

                           UMB FINANCIAL CORPORATION

SECURITIES AVAILABLE FOR SALE

  The table below provides detailed information for securities available for sale at December 31, 1999, 1998 and 1997 (in thousands):

                                                     December 31
                                     -------------------------------------------
                                     Amortized  Unrealized Unrealized
                                        Cost      Gains      Losses   Fair Value
                                     ---------- ---------- ---------- ----------
1999
U.S. Treasury....................... $1,387,543  $   491    $(12,340) $1,375,694
U.S. Agencies.......................  1,246,644       20      (4,720)  1,241,944
Mortgage-backed.....................    252,622       27      (3,926)    248,723
State and political subdivisions....      2,985        6         (77)      2,914
Commercial paper....................    270,594       --          --     270,594
Federal Reserve Bank stock..........      6,744       --          --       6,744
Equity and other....................      2,516       84         (78)      2,522
                                     ----------  -------    --------  ----------
 Total.............................. $3,169,648  $   628    $(21,141) $3,149,135
                                     ==========  =======    ========  ==========
1998
U.S. Treasury....................... $1,212,563  $16,559    $   (195) $1,228,927
U.S. Agencies.......................  1,123,961    4,012      (1,270)  1,126,703
Mortgage-backed.....................    247,326    2,122        (129)    249,319
State and political subdivisions....      2,541       19         (13)      2,547
Commercial paper....................    439,380       --          --     439,380
Federal Reserve Bank stock..........      3,760       --          --       3,760
Equity and other....................      2,163       90          --       2,253
                                     ----------  -------    --------  ----------
 Total.............................. $3,031,694  $22,802    $ (1,607) $3,052,889
                                     ==========  =======    ========  ==========
1997
U.S. Treasury....................... $1,475,537  $ 7,539    $ (1,452) $1,481,624
U.S. Agencies.......................    681,106      627      (1,115)    680,618
Mortgage-backed.....................    248,384      798        (290)    248,892
State and political subdivisions....      7,929        4         (29)      7,904
Commercial paper....................      6,954       --          --       6,954
Federal Reserve Bank stock..........      3,760       --          --       3,760
Equity and other....................      1,887      102          --       1,989
                                     ----------  -------    --------  ----------
 Total.............................. $2,425,557  $ 9,070    $ (2,886) $2,431,741
                                     ==========  =======    ========  ==========

                           UMB FINANCIAL CORPORATION

  The following table presents contractual maturity information for securities available for sale at December 31, 1999. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized     Fair
                                                             Cost      Value
                                                          ---------- ----------
                                                             (in thousands)
Due in 1 year or less.................................... $1,412,454 $1,410,068
Due after 1 year through 5 years.........................  1,222,452  1,208,308
Due after 5 years through 10 years.......................      1,939      1,843
Due after 10 years.......................................        327        333
                                                          ---------- ----------
 Total................................................... $2,637,172 $2,620,552
                                                          ---------- ----------
Mortgage-backed securities...............................    252,622    248,723
Commercial paper.........................................    270,594    270,594
Equity securities and other..............................      9,260      9,266
                                                          ---------- ----------
Total securities available for sale...................... $3,169,648 $3,149,135
                                                          ========== ==========

  Securities available for sale with a market value of $2,793,713,000 at December 31, 1999, $2,501,417,000 at December 31, 1998, and $2,278,156,000 at
December 31, 1997, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

  During 1999, proceeds from the sales of securities available for sale were $95,435,000 compared to $18,643,000 for 1998. Securities transactions resulted in gross realized gains of $598,000 for 1999 and $12,000 for 1998. The gross realized losses were $51,000 for 1999 and $12,000 for 1998.

  The net unrealized holding gains (losses) on trading securities at December 31, 1999 and 1998, were $(97,300) and $36,000, respectively, and were included in trading and investment banking income.

INVESTMENT SECURITIES

  The table below provides detailed information for investment securities at December 31, 1999, 1998 and 1997 (in thousands):

                                                      December 31
                                        ----------------------------------------
                                        Amortized Unrealized Unrealized   Fair
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- --------
1999
State and political subdivisions....... $748,651   $   816    $(11,297) $738,170
                                        ========   =======    ========  ========
1998
State and political subdivisions....... $702,160   $10,136    $ (1,261) $711,035
                                        ========   =======    ========  ========
1997
State and political subdivisions....... $452,762   $ 4,514    $   (531) $456,745
                                        ========   =======    ========  ========

  The following table presents contractual maturity information for investment securities at December 31, 1999. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                           UMB FINANCIAL CORPORATION

                                                             Amortized   Fair
                                                               Cost     Value
                                                             --------- --------
                                                               (in thousands)
Due in 1 year or less....................................... $ 90,660  $ 90,488
Due after 1 year through 5 years............................  488,446   483,527
Due after 5 years through 10 years..........................  169,545   164,155
                                                             --------  --------
  Total investment securities............................... $748,651  $738,170
                                                             ========  ========

  There were no sales of investment securities during 1999, 1998 or 1997.

  Investment securities with a market value of $689,027,000 at December 31, 1999, $147,988,000 at December 31, 1998 and $116,864,000 at December 31, 1997,
were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

LOANS TO OFFICERS AND DIRECTORS

  Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 1999, 1998 and 1997, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

                                                 Year Ended December 31
                                            -----------------------------------
                                               1999        1998        1997
                                            -----------  ---------  -----------
Balance--beginning of year................. $   156,358  $ 180,318  $   183,691
 New loans.................................   1,202,308    923,855    1,895,657
 Repayments................................  (1,224,636)  (947,815)  (1,899,030)
                                            -----------  ---------  -----------
Balance--end of year....................... $   134,030  $ 156,358  $   180,318
                                            ===========  =========  ===========

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on accelerated methods. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Bank premises and equipment consisted of the following (in thousands):

                                                         December 31
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Land........................................... $  42,515  $  36,829  $  36,426
Buildings and leasehold improvements...........   208,667    188,247    169,045
Equipment......................................   212,192    190,625    167,010
                                                ---------  ---------  ---------
                                                $ 463,374  $ 415,701  $ 372,481
Accumulated depreciation.......................  (223,839)  (209,507)  (199,670)
                                                ---------  ---------  ---------
Bank premises and equipment, net............... $ 239,535  $ 206,194  $ 172,811
                                                =========  =========  =========

  Consolidated rental and operating lease expenses were $4,294,000 in 1999, $3,884,000 in 1998, and $2,305,000 in 1997. Minimum rental commitments as of December 31, 1999, for all noncancelable operating leases are: 2000-- $3,445,000; 2001--$3,365,000; 2002--$3,250,000; 2003--$3,147,000; 2004--
$3,186,000; and thereafter--$31,594,000.

                           UMB FINANCIAL CORPORATION

BORROWED FUNDS

  The components of the Company's short-term and long-term debt were as follows (in thousands):

                                                              December 31
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Short-term debt
U.S. Treasury demand notes and other................... $    -- $    31 $ 1,116
Long-term debt
6.81% senior notes due 2000............................ $10,000 $10,000 $10,000
7.30% senior notes due 2003............................  15,000  15,000  15,000
9.15% senior notes due 1999............................      --   3,000   6,000
8.00% note maturing serially through 2000..............     248     359     461
ESOP debt guarantee....................................   8,354  10,794  13,089
Federal Home Loan Bank 5.89% due 2014..................   3,802      --      --
Federal Home Loan Bank 4.50% due 2009..................     500      --      --
                                                        ------- ------- -------
Total long-term debt................................... $37,904 $39,153 $44,550
                                                        ------- ------- -------
Total borrowed funds................................... $37,904 $39,184 $45,666
                                                        ======= ======= =======

  Long-term debt represents direct, unsecured obligations of the parent company, secured obligations of affiliate banks and a guarantee by the Company of debt of the Company's ESOP plan. The senior notes due in 2000 and 2003 cannot be redeemed prior to stated maturity. The senior notes due in 1999 required annual redemptions of $3,000,000 which began in 1995. The ESOP installment note, secured by shares of the Company's stock, bears interest at a rate of 6.10% and requires quarterly principal and interest payments of $763,000 through December 31, 2002. The 5.89% Federal Home Loan Bank note requires monthly principal and interest payments. The 4.50% Federal Home Loan Bank note requires monthly interest payments.

  The Company enters into sales of securities with simultaneous agreements to repurchase ("repurchase agreements"). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheet. The amount outstanding at December 31, 1999, was $1,192,013,000 (with accrued interest payable of $376,464). Of that amount, $32,385,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements ("resell agreements"). The remainder of $1,159,628,000 represented sales of U.S. Treasury and agency securities obtained from the Company's securities portfolio. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows (in thousands):

                                         Securities                   Weighted
                                    ---------------------             Average
                                     Carrying    Market   Repurchase  Interest
Maturity of the Repurchase            Amount     Value    Liabilities   Rate
Liabilities                         ---------- ---------- ----------- --------
On demand.......................... $1,144,224 $1,158,189 $1,149,430    3.89%
2 to 30 days.......................      3,038      3,082      3,087    4.53
31 to 90 days......................      5,387      5,496      5,439    4.83
Over 90 days.......................      1,664      1,691      1,672    4.87
                                    ---------- ---------- ----------    ----
Total.............................. $1,154,313 $1,168,458 $1,159,628    3.90%
                                    ========== ========== ==========    ====

                           UMB FINANCIAL CORPORATION

REGULATORY REQUIREMENTS

  Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks and the state bank in Oklahoma, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state bank in Missouri is subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 1999, approximately $15,170,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

  Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 1999, this amount averaged $130,611,000.

  The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1999, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 14.20% and 14.91%, respectively. The Company's leverage ratio at December 31, 1999, was 7.64%.

 As of December 31, 1999, the most recent notification from the Office of Comptroller of the Currency categorized the Company's most significant affiliate banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks' category.

                           UMB FINANCIAL CORPORATION

 Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its largest banks are as follows:

                                                   1999
                             --------------------------------------------------
                                                                   To Be Well
                                                                  Capitalized
                                                                     Under
                                                                     Pompt
                                                                   Corrective
                                                For Capital          Action
                                 Actual      Adequacy Purposes     Provisions
                             --------------  ------------------- --------------
                              Amount  Ratio    Amount    Ratio    Amount  Ratio
                             -------- -----  ---------- -------- -------- -----
                                          (Dollars in Thousands)
Tier 1 Capital:
 UMB Financial Corporation.. $617,361 14.20% $  173,943   4.00%  $260,915  6.00%
 UMB Bank, n.a.*............  460,236 12.75     144,429   4.00    216,643  6.00
 UMB National Bank of
  America...................   61,237 18.93      12,941   4.00     19,411  6.00
Total Capital:
 UMB Financial Corporation..  648,554 14.91     347,886   8.00    434,858 10.00
 UMB Bank, n.a.*............  483,007 13.38     288,858   8.00    361,072 10.00
 UMB National Bank of
  America...................   62,850 19.43      25,881   8.00     32,352 10.00
Tier 1 Leverage:
 UMB Financial Corporation..  617,361  7.64     323,234   4.00    404,043  5.00
 UMB Bank, n.a.*............  460,236  6.86     268,253   4.00    335,316  5.00
 UMB National Bank of
  America...................   61,237  7.50      32,641   4.00     40,802  5.00
                                                   1998
                             --------------------------------------------------
Tier 1 Capital:
 UMB Financial Corporation.. $596,273 14.75% $  161,719   4.00%  $242,578  6.00%
 UMB Bank, n.a..............  330,794 13.17     100,492   4.00    150,739  6.00
 UMB Bank of St. Louis,
  n.a.......................   68,678 12.88      21,326   4.00     31,989  6.00
 UMB National Bank of
  America...................   54,401 16.68      13,048   4.00     19,572  6.00
Total Capital:
 UMB Financial Corporation..  629,442 15.57     323,438   8.00    404,297 10.00
 UMB Bank, n.a..............  348,537 13.87     200,985   8.00    251,231 10.00
 UMB Bank of St. Louis,
  n.a.......................   71,864 13.48      42,652   8.00     53,316 10.00
 UMB National Bank of
  America...................   56,457 17.31      26,096   8.00     32,620 10.00
Tier 1 Leverage:
 UMB Financial Corporation..  596,273  7.85     303,812   4.00    379,765  5.00
 UMB Bank, n.a..............  330,794  7.72     171,393   4.00    214,241  5.00
 UMB Bank of St. Louis,
  n.a.......................   68,678  5.94      46,211   4.00     57,764  5.00
 UMB National Bank of
  America...................   54,401  6.30      34,513   4.00     43,142  5.00

--------
*During 1999, UMB Bank of St. Louis, n.a. merged into UMB Bank, n.a.

EMPLOYEE BENEFITS

 The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. Contributions to these plans for the years 1999, 1998 and 1997 were $3,052,000, $3,052,000, and $4,200,000, respectively. In 1996, the
Employee Stock Ownership Plan (ESOP) borrowed $17 million to purchase Common Stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company's shareholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company's ESOP contribution which funded principal repayments and the payment of interest expense was recorded accordingly in the consolidated financial statements.

                           UMB FINANCIAL CORPORATION

 The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary reduction. The Company made a matching contribution to this plan of $1,745,000 for 1999, $1,671,000 for 1998 and $447,000 for 1997.

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

  The following items are components of the net periodic pension expense (income) for the year ended December 31, 1997 (in thousands):

                                                    Year Ended December 31, 1997
                                                    ----------------------------
Service costs--benefits earned during the year.....           $ 1,036
Interest cost on projected benefit obligation......             1,705
Actual return on plan assets.......................            (1,373)
Net amortization and deferral......................             1,724
                                                              -------
  Net periodic pension expense.....................           $ 3,092
                                                              =======

  Assumptions used in accounting for the plan were as follows:

                                                                           1997
                                                                           ----
Weighted average discount rate............................................ 7.00%
Rate of increase in future compensation levels............................  N/A
Expected long-term rate of return on assets............................... 8.00

  During 1998, certain assumptions used to calculate the final plan liquidation liability were changed after the company made the final determination and received final regulatory approval to terminate the plan. The following table sets forth the pension plan's funded status, using a valuation date of September 30, 1997 (in thousands):

                           UMB FINANCIAL CORPORATION

                                                                        1997
                                                                      --------
Actuarial present value of benefit obligation:
 Vested benefits..................................................... $(23,309)
 Nonvested benefits..................................................   (2,292)
                                                                      --------
 Accumulated benefit obligation...................................... $(25,601)
 Additional benefits based on estimated future salary levels.........       --
                                                                      --------
  Projected benefit obligation....................................... $(25,601)
Plan assets at fair value, primarily U.S. obligations................   25,234
                                                                      --------
Projected benefit obligation in excess of plan assets................ $   (367)
Unrecognized net loss from past experience different from that
 assumed.............................................................      198
Prior service cost not yet recognized in net periodic pension cost...      169
Unrecognized net transition asset being recognized over 10.66 years..       --
                                                                      --------
 Prepaid pension cost included in other assets....................... $     --
                                                                      ========

  On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan ("the 1992 Plan"), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. Of the options granted prior to 1998, 40% are exercisable two years from the date of the grant and are thereafter exercisable in 20% increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted after 1998 are exercisable until five years after the grant date. The Board or the committee may accelerate the exercise period for an option upon the optionee's disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at not less than 100% of fair market value at date of grant.

  Activity in the 1992 Plan for the three years ended December 31, 1999, is summarized in the following table:

                                    Number of   Option Price   Weighted Average
Stock Options Under the 1992 Plan    Shares      Per Share     Price Per Share
---------------------------------   --------- ---------------- ----------------
Outstanding--January 1, 1997.......  109,458  $23.55 to $36.07      $29.09
 Granted...........................   35,288   45.35 to  50.35       46.03
 Canceled..........................   (1,365)  21.75 to  32.79       30.84
 Exercised.........................   (5,078)  23.59 to  32.65       27.27
                                     -------  ----------------      ------
Outstanding--December 31, 1997.....  138,303  $23.55 to $50.35      $33.47
 Granted...........................   45,128   40.85 to  44.94       41.07
 Canceled..........................   (6,103)  23.55 to  45.77       35.11
 Exercised.........................   (4,800)  23.55 to  32.60       27.74
                                     -------  ----------------      ------
Outstanding--December 31, 1998.....  172,528  $23.55 to $50.35      $35.55
 Granted...........................   50,529   36.66 to  40.33       36.86
 Canceled..........................   (3,685)  23.69 to  50.35       35.19
 Exercised.........................   (7,929)  23.65 to  31.92       26.35
                                     -------  ----------------      ------
Outstanding--December 31, 1999.....  211,443  $23.59 to $50.35      $36.19
                                     -------  ----------------      ------
Exercisable--December 31, 1999.....   82,042  $23.59 to $50.35      $31.52
                                     =======  ================      ======

                           UMB FINANCIAL CORPORATION

  The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 1999, is summarized in the following table:

                                    Number of   Option Price   Weighted Average
Stock Options Under the 1981 Plan    Shares      Per Share     Price Per Share
---------------------------------   --------- ---------------- ----------------
Outstanding--January 1, 1997.......   59,776  $15.90 to $21.94      $17.66
 Exercised.........................  (12,280)  15.90 to  19.69       18.55
                                     -------  ----------------      ------
Outstanding--December 31, 1997.....   47,496  $15.93 to $21.94      $17.84
 Canceled..........................     (493)  15.94 to  19.63       17.19
 Exercised.........................  (12,169)  15.93 to  19.70       16.55
                                     -------  ----------------      ------
Outstanding--December 31, 1998.....   34,834  $16.08 to $21.94      $18.30
 Canceled..........................   (1,613)  16.11 to  19.70       17.90
 Exercised.........................  (12,314)  19.63 to  21.93       19.78
                                     -------  ----------------      ------
Outstanding--December 31, 1999.....   20,907  $16.08 to $21.94      $17.45
                                     -------  ----------------      ------
Exercisable--December 31, 1999.....   20,907  $16.08 to $21.94      $17.45
                                     =======  ================      ======

                            Options Outstanding          Options Exercisable
                   ------------------------------------- --------------------
                               Weighted Average Weighted             Weighted
                     Number       Remaining     Average    Number    Average
     Range of      Outstanding   Contractual    Exercise Exercisable Exercise
 Exercise Prices   at 12/31/99       Life        Price   at 12/31/99  Price
 ----------------  ----------- ---------------- -------- ----------- --------
 $16.08 to $16.14     16,063        1 year       $16.10     16,063    16.10
  21.93 to  21.94      4,844        2 years       21.93      4,844    21.93
  25.17 to  25.25      9,319        3 years       25.21      9,319    25.21
  25.42 to  25.59     11,092        4 years       25.48     11,092    25.48
  23.59 to  23.77     13,524        5 years       23.71     13,524    23.71
  32.64 to  36.07     23,699        6 years       33.22     18,959    33.22
  31.66 to  35.03     27,018        7 years       32.21     16,211    32.21
  45.58 to  50.35     32,343        8 years       46.05     12,937    46.05
  40.84 to  44.92     43,919        9 years       41.08         --       --
  36.66 to  40.33     50,529       10 years       36.86         --       --
                     -------                               -------
                     232,350                               102,949
                     =======                               =======

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been respectively, $63,826 and $2.93 for the year ended December 31, 1999, $54,030 and $2.41 for the year ended December 31, 1998 and $61,573 and $2.74 for the year ended December 31, 1997.

  For options granted during the year ended December 31, 1999, the estimated fair value of options granted using the Black-Scholes pricing model under the Company's plans was based on a weighted average risk-free interest rate of 6.23%, expected option life of 8.75 years, expected volatility of 18.60% and an expected dividend

                           UMB FINANCIAL CORPORATION
yield of 2.25%. For options granted during the year ended December 31, 1998, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 4.79%, expected option life of 8.75 years, expected volatility of 18.20% and an expected dividend yield of 1.81%. For options granted during the year ended December 31, 1997, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 6.08%, expected option life of 8.75 years, expected volatility of 16.00% and an expected dividend yield of 1.42%.

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

  Commercial Banking. Providing a full range of lending and cash management services to commercial and governmental entities through the commercial division of the Company's lead bank.

  Trust & Securities Processing. Providing estate planning, trust, employee benefit, asset management and custodial services to individuals and corporate customers.

  Investment Banking and Brokerage. Providing commercial and retail brokerage, investment accounting and safekeeping services to individuals and corporate customers. This segment includes the Company's investment portfolio.

  Community Banking. Providing a full range of banking services to retail and corporate customers through the Company's affiliate bank and branch network.

  Other. The Other category consists primarily of Overhead and Support departments of the Company. The net revenues and expenses of these departments are allocated to the other segments of the organization in the Company's periodic segment reporting.

  Reported segment revenues, net income and average assets include revenue and expense distributions for services performed for other segments within the Company as well as balances due from other segments within the Company. Such intercompany transactions and balances are eliminated in the Company's consolidated financial statements.

                           UMB FINANCIAL CORPORATION

  The table below lists selected financial information by business segment as of and for the two years ended December 31, 1999 (in thousands):

                                                            1999        1998
                                                         ----------  ----------
Revenues
 Commercial............................................. $   91,794  $   92,324
 Trust/Securities Processing............................     67,940      60,558
 Investment Banking/Brokerage...........................     33,717      28,723
 Community Banking......................................    225,781     216,993
 Other..................................................     14,782      15,355
 Less: Intersegment revenues............................    (40,915)    (45,703)
                                                         ----------  ----------
  Total................................................. $  393,099  $  368,250
                                                         ==========  ==========
Net Income
 Commercial............................................. $   29,075  $   28,255
 Trust/Securities Processing............................     14,580      12,298
 Investment Banking/Brokerage...........................      4,981       4,607
 Community Banking......................................     20,951      15,662
 Other..................................................         --          --
 Less: Intersegment net income..........................     (5,510)     (6,608)
                                                         ----------  ----------
  Total................................................. $   64,077  $   54,214
                                                         ==========  ==========
Total Average Assets
 Commercial............................................. $1,719,508  $1,798,334
 Trust/Securities Processing............................     19,503      14,626
 Investment Banking/Brokerage...........................  2,017,986   1,720,832
 Community Banking......................................  3,822,964   3,813,421
 Other..................................................    401,824     245,002
 Less: Intersegment balances............................   (542,374)   (574,798)
                                                         ----------  ----------
  Total................................................. $7,439,411  $7,017,417
                                                         ==========  ==========

COMMON STOCK

  The following table summarizes the share transactions for the three years ended December 31, 1999:

                                                            Shares   Shares in
                                                            Issued    Treasury
                                                          ---------- ----------
Balance--January 1, 1997................................. 23,503,084 (3,424,176)
 Stock dividend (5%).....................................    987,105         --
 Purchase of treasury stock..............................         --   (328,335)
 Issued in stock options.................................         --     15,081
                                                          ---------- ----------
Balance--December 31, 1997............................... 24,490,189 (3,737,430)
 Purchase of treasury stock..............................         --   (235,215)
 Issued in stock options.................................         --     15,427
                                                          ---------- ----------
Balance--December 31, 1998............................... 24,490,189 (3,957,218)
 Stock dividend (10%)....................................  1,981,850         --
 Purchase of treasury stock..............................         --   (926,537)
 Issued in stock options.................................         --     18,553
 Acquisition of Charter National Bank....................         --    162,353
                                                          ========== ==========
Balance--December 31, 1999............................... 26,472,039 (4,702,849)
                                                          ========== ==========

                           UMB FINANCIAL CORPORATION

COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

  The Company's use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $46.2 million and $41.4 million during the years ended December 31, 1999 and 1998, respectively. Net futures activity resulted in gains of $1.7 million for 1999, losses of $1.0 million for 1998 and losses of $1.2 million for 1997.

  The Company also enters into foreign exchange contracts on a limited basis. For operating purposes the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly

                           UMB FINANCIAL CORPORATION
basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 1999 contracts to purchase and to sell foreign currency averaged approximately $17.4 million, compared to $1.4 million during 1998. The gain or loss on these foreign exchange contracts for 1999 and 1998 was not significant.

  With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 1999, the Company did not have any significant credit concentrations in any particular industry.

  In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of operations of the Company.

                                                 Contract or Notional Amount
                                                         December 31
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                                        (in thousands)
Financial instruments whose contract amounts
 represent credit risk:
 Commitments to extend credit for loans
  (excluding credit card loans)..............  $1,259,489 $1,539,463 $1,226,141
 Commitments to extend credit under credit
  card loans.................................     782,112    698,514    786,456
 Commercial letters of credit................      24,947     22,024     18,593
 Standby letters of credit...................     234,021     88,233     72,293
Financial instruments whose notional or
 contract amounts exceed the amount of credit
 risk:
 Futures contracts...........................  $   56,400 $   18,900 $   46,900

ACQUSITIONS

  On November 22, 1999 the Company acquired Charter National Bank, Oklahoma City, Oklahoma for $10 million. The acquisition was funded with existing working capital. The acquisition of this $51.2 million bank was recorded as a purchase. The acquisition was not deemed to be material in relation to the consolidated results of the Company. Income of the combined Company does not include income of the acquired Company prior to the effective date of the acquisition.

INCOME TAXES

  Income taxes as set forth below produce effective federal income tax rates of 25.47% in 1999, 27.26% in 1998, and 30.80% in 1997. These percentages are computed by dividing total federal income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

                                                        Year Ended December 31
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Federal Currently payable.............................. $16,857 $19,401 $27,277
Deferred...............................................   5,035     918     184
                                                        ------- ------- -------
  Total federal tax provision.......................... $21,892 $20,319 $27,461
State Currently payable................................ $   504 $ 1,340 $   151
Deferred...............................................     579     103     485
                                                        ------- ------- -------
  Total state tax provision............................ $ 1,083 $ 1,443 $   636
                                                        ------- ------- -------
  Total tax provision.................................. $22,975 $21,762 $28,097
                                                        ======= ======= =======

                           UMB FINANCIAL CORPORATION

  The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

                                                     Year Ended December 31
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Provision at statutory rate........................ $ 30,468  $26,592  $31,430
Tax-exempt interest income.........................  (11,378)  (9,219)  (6,487)
Disallowed interest expense........................    1,354    1,148      807
State and local income taxes, net of federal tax
 benefits..........................................      703      938      414
Amortization of intangibles of purchased banks.....    1,909    1,901    1,926
Other..............................................      (81)     402        7
                                                    --------  -------  -------
  Total tax provision.............................. $ 22,975  $21,762  $28,097
                                                    ========  =======  =======

  Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities.

  Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                    1999      1998      1997
                                                  --------  --------  --------
Deferred tax assets
  Net unrealized loss on securities available for
   sale.......................................... $  7,664  $     --  $     --
  Allowance for loan losses......................   11,573    12,346    12,422
  Nondeductible accruals.........................       --       382     1,814
  Miscellaneous..................................       --       984       931
                                                  --------  --------  --------
    Total deferred tax assets.................... $ 19,237  $ 13,712  $ 15,167
Deferred tax liabilities
  Net unrealized gain on securities available for
   sale.......................................... $     --  $ (7,499) $ (2,276)
  Asset revaluations on purchased banks..........   (4,417)   (4,556)   (5,228)
  Depreciation...................................  (11,787)   (8,340)   (7,615)
  Miscellaneous..................................     (748)       --      (496)
                                                  --------  --------  --------
    Total deferred tax liabilities............... $(16,952) $(20,395) $(15,615)
                                                  --------  --------  --------
  Net deferred tax asset (liability)............. $  2,285  $ (6,683) $   (448)
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

  Loans -- Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate, consumer, and credit card. Each loan category is further segmented into

                           UMB FINANCIAL CORPORATION
fixed and variable interest rate categories. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Deposit Liabilities -- The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 1999, 1998 and 1997. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

  The estimated fair values of the Company's financial instruments at December 31, 1999, 1998, and 1997 are as follows (in millions):

                               1999               1998               1997
                         ------------------ ------------------ ------------------
                         Carrying    Fair   Carrying    Fair   Carrying    Fair
                          Amount    Value    Amount    Value    Amount    Value
                         --------  -------- --------  -------- --------  --------
Financial assets:
 Cash and short-term
  investments........... $  898.8  $  898.8 $  911.9  $  911.9 $  992.5  $  992.5
 Securities available
  for sale..............  3,149.1   3,149.1  3,052.9   3,052.9  2,431.7   2,431.7
 Investment securities..    748.7     738.2    702.1     711.0    452.8     456.7
 Trading securities.....     77.0      77.0     36.0      36.0     60.5      60.5
 Loans.................. $2,841.2  $2,753.0 $2,559.2  $2,557.9 $2,786.1  $2,771.1
 Less: allowance for
  loan losses...........    (31.2)       --    (33.2)       --    (33.3)       --
                         --------  -------- --------  -------- --------  --------
  Net loans............. $2,810.0  $2,753.0 $2,526.0  $2,557.9 $2,752.8  $2,771.1
                         --------  -------- --------  -------- --------  --------
  Total financial
   assets............... $7,683.6  $7,616.1 $7,228.9  $7,269.7 $6,690.3  $6,712.5
                         ========  ======== ========  ======== ========  ========
Financial liabilities:
 Demand and savings
  deposits.............. $4,494.1  $4,494.1 $4,423.9  $4,423.9 $4,197.6  $4,197.6
 Time deposits..........  1,429.8   1,428.4  1,472.9   1,479.6  1,349.5   1,340.9
 Federal funds and
  repurchase............  1,417.4   1,417.4    922.2     922.2    715.5     715.5
 Short-term debt........       --        --       --        --      1.0       1.0
 Long-term debt.........     37.9      34.0     39.2      38.4     44.6      42.4
                         --------  -------- --------  -------- --------  --------
  Total financial
   liabilities.......... $7,379.2  $7,373.9 $6,858.2  $6,864.1 $6,308.2  $6,297.4
                         ========  ======== ========  ======== ========  ========

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           UMB FINANCIAL CORPORATION

PARENT COMPANY FINANCIAL INFORMATION

                                                        December 31
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
                                                       (in thousands)
Balance Sheet
Assets:
 Investment in subsidiaries:
 Banks......................................... $ 630,357  $ 641,952  $633,224
 Non-banks.....................................     7,525      7,481     7,387
                                                ---------  ---------  --------
   Total investment in subsidiaries............ $ 637,882  $ 649,433  $640,611
 Premiums on purchased banks...................     7,887      9,299     9,991
 Securities available for sale and other.......    50,405     51,205    23,499
                                                ---------  ---------  --------
   Total assets................................ $ 696,174  $ 709,937  $674,101
                                                =========  =========  ========
Liabilities and Shareholders' Equity:
 Dividends payable............................. $   4,000  $   4,106  $  4,012
 Long-term debt................................    33,602     39,153    44,550
 Accrued expenses and other....................     3,581      3,911     1,303
                                                ---------  ---------  --------
   Total....................................... $  41,183  $  47,170  $ 49,865
 Shareholders' equity..........................   654,991    662,767   624,236
                                                ---------  ---------  --------
   Total liabilities and shareholders' equity.. $ 696,174  $ 709,937  $674,101
                                                =========  =========  ========
Statement of Income
Income:
 Dividends and income received from affiliate
  banks........................................ $  24,762  $  51,132  $ 32,593
 Service fees from subsidiaries................    13,378     12,041    10,310
 Net security gains............................        14         10     2,246
 Other.........................................     1,167        859       706
                                                ---------  ---------  --------
   Total income................................ $  39,321  $  64,042  $ 45,855
                                                ---------  ---------  --------
Expense:
 Salaries and employee benefits................ $   4,632  $   5,017  $  4,375
 Interest on long-term debt....................     2,599      3,213     3,277
 Services from affiliate banks.................       652        652       671
 Other.........................................    14,476     14,537    13,250
                                                ---------  ---------  --------
   Total expense............................... $  22,359  $  23,419  $ 21,573
                                                ---------  ---------  --------
 Income before income taxes and equity in un-
  distributed earnings of subsidiaries......... $  16,962  $  40,623  $ 24,282
 Income tax benefit............................    (2,132)    (2,893)   (2,164)
                                                ---------  ---------  --------
 Income before equity in undistributed earnings
  of subsidiaries.............................. $  19,094  $  43,516  $ 26,446
 Equity in undistributed earnings of subsidiar-
  ies:
 Banks.........................................    44,926     10,607    35,409
 Non-banks.....................................        57         91      (151)
                                                ---------  ---------  --------
   Net income.................................. $  64,077  $  54,214  $ 61,704
                                                =========  =========  ========
Statement of Cash Flows
Operating Activities:
 Net income.................................... $  64,077  $  54,214  $ 61,704
 Equity in earnings of subsidiaries............   (69,133)   (61,073)  (66,958)
 Gains from sales of securities available for
  sale.........................................       (14)       (10)   (2,246)
 Earned ESOP shares............................     2,501      2,568     2,644
 Other.........................................      (918)      (535)    5,206
                                                ---------  ---------  --------
   Net cash provided by (used in) operating ac-
    tivities................................... $  (3,487) $  (4,836) $    350
                                                ---------  ---------  --------
Investing Activities:
 Proceeds from sales of securities available
  for sale..................................... $      35  $      25  $  3,022
 Proceeds from maturities of securities held to
  maturity.....................................   252,575     99,145    22,049
 Purchases of securities available for sale....  (251,235)  (109,926)   (7,071)
 Net (increase) decrease in repurchase agree-
  ments........................................     2,439      6,858    (8,120)
 Net capital investment in affiliate banks.....    36,764         --    (3,981)
 Dividends received from subsidiaries..........    24,150     61,360    31,700
 Net capital expenditures for premises and
  equipment....................................       (43)      (166)     (320)
                                                ---------  ---------  --------
   Net cash provided by investing activities... $  64,685  $  57,296  $ 37,279
                                                ---------  ---------  --------
Financing Activities:
 Repayments of long-term debt.................. $  (5,551) $  (5,397) $ (6,704)
 Cash dividends paid...........................   (16,035)   (16,439)  (15,598)
 Net purchase of treasury stock................   (38,553)   (11,595)  (12,656)
                                                ---------  ---------  --------
   Net cash used in financing activities....... $ (60,139) $ (33,431) $(34,958)
                                                ---------  ---------  --------
Net increase in cash........................... $   1,059  $  19,029  $  2,671
                                                =========  =========  ========

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of UMB Financial Corporation:

  We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

Kansas City, Missouri
January 20, 2000

                           UMB FINANCIAL CORPORATION

               FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

                                     1999                         1998
                          ---------------------------- ----------------------------


                                     Interest   Rate             Interest    Rate
                          Average    Income/   Earned/ Average    Income/   Earned/
                          Balance   Expense(1) Paid(1) Balance   Expense(1) Paid(1)
                          --------  ---------- ------- --------  ---------  -------
                                              (in millions)
                                               (unaudited)
Assets
Loans, net of unearned
 interest (FTE) (2).....  $2,616.0    $212.8    8.14%  $2,640.9   $228.8     8.66%
Securities:
 Taxable................  $2,820.0    $154.3    5.47   $2,448.3   $140.7     5.75
 Tax-exempt (FTE).......     733.8      45.9    6.25      557.0     35.8     6.43
                          --------    ------    ----   --------   ------     ----
  Total securities......  $3,553.8    $200.2    5.63   $3,005.3   $176.5     5.87
Federal funds sold and
 resell agreements......     120.4       5.8    4.84      224.1     12.3     5.49
Other earning assets
 (FTE)..................      66.3       3.9    5.68       72.3      4.3     5.87
                          --------    ------    ----   --------   ------     ----
  Total earning assets
   (FTE)................  $6,356.5    $422.7    6.65   $5,942.6   $421.9     7.10
Allowance for loan
 losses.................     (32.9)                       (33.2)
Cash and due from banks.     691.6                        723.7
Other assets............     424.2                        384.3
                          --------                     --------
  Total assets..........  $7,439.4                     $7,017.4
                          ========                     ========
Liabilities and
 Shareholders' Equity
Interest-bearing demand
 and savings deposits...  $2,281.5    $ 61.0    2.67%  $2,260.3   $ 69.5     3.07%
Time deposits under
 $100,000...............     860.5      40.4    4.69      875.5     44.7     5.11
Time deposits of
 $100,000 or more.......     457.5      21.5    4.70      480.3     24.2     5.04
                          --------    ------    ----   --------   ------     ----
  Total interest-bearing
   deposits.............  $3,599.5    $122.9    3.41   $3,616.1   $138.4     3.83
Short-term borrowings...       3.8       0.1    4.57        0.7       --     3.55
Long-term debt..........      40.2       2.8    6.91       42.6      3.2     7.54
Federal funds purchased
 and repurchase
 agreements.............   1,285.2      57.5    4.47      920.6     45.5     4.94
                          --------    ------    ----   --------   ------     ----
  Total interest-bearing
   liabilities..........  $4,928.7    $183.3    3.72   $4,580.0   $187.1     4.08
Noninterest-bearing
 demand deposits........   1,748.9                      1,702.3
Other...................     104.5                         85.0
                          --------                     --------
  Total.................  $6,782.1                     $6,367.3
                          --------                     --------
Total shareholders'
 equity.................  $  657.3                     $  650.1
                          --------                     --------
  Total liabilities and
   shareholders' equity.  $7,439.4                     $7,017.4
                          ========                     ========
Net interest income
 (FTE)..................              $239.4                      $234.8
Net interest spread.....                        2.93%                        3.02%
Net interest margin.....                        3.77                         3.95

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

            1997                          1996                         1995              Average
 ---------------------------------------------------------- ---------------------------- Balance
                                                                                          Five-
                                                                                           Year
             Interest   Rate              Interest   Rate              Interest   Rate   Compound
 Average     Income/   Earned/ Average    Income/   Earned/ Average    Income/   Earned/  Growth
 Balance    Expense(1) Paid(1) Balance   Expense(1) Paid(1) Balance   Expense(1) Paid(1)   Rate
 --------   ---------- ------- --------  ---------- ------- --------  ---------- ------- --------
 $2,649.0     $237.0    8.95%  $2,437.8    $221.5    9.09%  $2,346.3    $218.9    9.33%     4.02%

 $2,166.6     $127.1    5.87   $2,169.8    $122.9    5.66   $2,076.1    $110.6    5.32      1.99
    372.1       24.6    6.61      317.8      21.2    6.68      306.1      20.9    6.83     20.48
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $2,538.7     $151.7    5.97   $2,487.6    $144.1    5.79   $2,382.2    $131.5    5.52      4.55
    138.8        8.4    6.07      185.6      10.0    5.39      187.9      11.0    5.86    (18.65)
     83.7        5.1    6.13       69.3       4.3    6.12       60.2       3.7    6.19      3.25
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $5,410.2     $402.2    7.43   $5,180.3    $379.9    7.33   $4,976.6    $365.1    7.34      3.36
    (32.9)                        (34.0)                       (32.1)                      (0.77)
    724.8                         646.5                        616.9                        0.48
    380.5                         344.4                        337.8                        4.27
 --------                      --------                     --------                      ------
 $6,482.6                      $6,137.2                     $5,899.2                        3.14%
 ========                      ========                     ========                      ======

 $2,143.9     $ 65.8    3.07%  $2,056.7    $ 59.8    2.91%  $2,059.7    $ 61.3    2.98%    (0.72)%
    898.9       46.7    5.20      948.6      49.3    5.21      963.8      49.0    5.08     (3.03)
    310.8       15.4    4.95      276.5      14.0    5.05      221.0      11.3    5.12     17.17
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $3,353.6     $127.9    3.82   $3,281.8    $123.1    3.75   $3,244.5    $121.6    3.75      0.13
      0.6         --    5.91        1.0        --    4.10        1.1        --    4.31     30.60
     48.9        3.4    6.78       55.4       4.0    7.27       44.5       3.5    7.79     (4.42)

    800.1       40.5    5.06      771.5      37.5    4.84      613.9      32.7    5.32     14.10
 --------     ------    ----   --------    ------    ----   --------    ------    ----    ------
 $4,203.2     $171.8    4.09   $4,109.7    $164.6    4.00   $3,904.0    $157.8    4.04      2.81
  1,576.2                       1,386.2                      1,336.8                        3.89
    104.6                          67.0                         61.0                       10.69
 --------                      --------                     --------                      ------
 $5,884.0                      $5,562.9                     $5,301.8                        3.18
 --------                      --------                     --------                      ------
 $  598.6                      $  574.3                     $  597.4                        2.80
 --------                      --------                     --------                      ------
 $6,482.6                      $6,137.2                     $5,899.2                        3.14%
 ========                      ========                     ========                      ======
              $230.4                       $215.3                       $207.3
                        3.34%                        3.33%                        3.30%
                        4.26                         4.16                         4.17

                           UMB FINANCIAL CORPORATION

                   SELECTED FINANCIAL DATA OF AFFILIATE BANKS

                                             December 31, 1999
                          --------------------------------------------------------
                                                 Loans
                          Number of   Total      Net of     Total    Shareholders'
                          Locations   Assets    Unearned   Deposits     Equity
                          --------- ---------- ---------- ---------- -------------
                                               (in thousands)
Missouri
UMB Bank, n.a...........     122    $6,721,923 $2,283,397 $4,830,053   $474,311
UMB Bank, Warsaw........       4        70,196     20,999     57,296      4,777
Colorado
UMB Bank Colorado.......      11    $  374,134 $  201,052 $  277,284   $ 27,057
Kansas
UMB National Bank of
 America................      13    $  825,046 $  141,528 $  641,142   $ 68,858
Nebraska
UMB Bank Omaha, n.a.....       4    $   54,194 $   50,261 $   30,629   $  5,254
Oklahoma
UMB Oklahoma Bank.......       6    $  146,235 $   85,403 $  106,223   $ 16,245
Charter National Bank...       1        59,930     34,650     48,016      9,985
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