Form 10-Q
period 2000-03-31
UMB FINANCIAL CORP
filed 2000-05-12
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (MARK ONE)
          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934





                  For the quarterly period ended March 31, 2000

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

                                    Yes X No

At March 31, 2000, UMB Financial Corporation had 21,354,406 shares of common stock outstanding. This is the only class of stock of the Company.

                            UMB FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements

          Consolidated  Balance Sheets
          As of March  31,  2000  and  1999  (unaudited)and
          December 31, 1999 (audited)                                      3

          Consolidated Statements of Income for the Three Months
          Ended March 31, 2000 and 1999 (unaudited)                        4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 1999 (unaudited)                        5

          Consolidated  Statements of Shareholders'  Equity for the
          Three Months Ended  March 31,  2000 and 1999  (unaudited)        6

          Notes to Consolidated  Financial Statements                    7-9

          Supplemental  Financial  Data
               Average  Balances/ Yields and Rates                        10
               Analysis of Changes in Net Interest Income and Margin      11

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                      12-15


PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                                  16

          Signatures                                                      17

                            UMB FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            March 31,            December 31,
                                                     --------------------------  ------------
ASSETS                                                  2000          1999          1999
                                                     ------------  ------------  ------------

Loans:
    Commercial, financial and agricultural           $ 1,699,609   $ 1,410,069   $ 1,511,594
    Consumer (net of unearned interest)                1,001,258       897,521       981,488
    Real estate                                          350,249       321,343       342,423
    Leases                                                 6,375         4,802         5,645
    Allowance for loan losses                            (31,274)      (32,847)      (31,193)
                                                     ------------  ------------  ------------
        Net loans                                    $ 3,026,217   $ 2,600,888   $ 2,809,957
Securities available for sale:
    U.S. Treasury and agencies                       $ 2,200,478   $ 2,610,772   $ 2,866,361
    State and political subdivisions                       2,138         2,949         2,914
    Commercial paper and other                            69,035       237,613       279,860
                                                     ------------  ------------  ------------
        Total securities available for sale          $ 2,271,651   $ 2,851,334   $ 3,149,135
Securities held to maturity:
    State and political subdivisions                 $   744,757   $   722,338   $   748,651
                                                     ------------  ------------  ------------
        Total securities held to maturity
        (market value of $731,506, $729,953
        & $738,170, respectively)                    $   744,757   $   722,338     $ 748,651
Federal funds and resell agreements                       74,558        52,017       132,664
Trading securities and other earning assets               68,233        74,620        77,074
                                                     ------------  ------------  ------------
            Total earning assets                     $ 6,185,416   $ 6,301,197   $ 6,917,481
Cash and due from banks                                  689,364       628,543       766,108
Bank premises and equipment, net                         237,003       213,585       239,535
Accrued income                                            80,619        77,082        75,540
Premium on and intangibles of purchased banks             48,901        51,608        50,710
Other assets                                              62,457        74,466        81,947
                                                     ------------  ------------  ------------
             Total assets                            $ 7,303,760   $ 7,346,481   $ 8,131,321
                                                     ============  ============  ============

LIABILITIES
Deposits:

    Noninterest-bearing demand                       $ 2,039,586   $ 1,852,497   $ 1,781,141
    Interest-bearing demand and savings                2,199,919     2,202,024     2,712,997
    Time deposits under $100,000                         831,459       857,290       863,426
    Time deposits of $100,000 or more                    373,192       463,758       566,371
                                                     ------------  ------------  ------------
        Total deposits                               $ 5,444,156   $ 5,375,569   $ 5,923,935
Federal funds and repurchase agreements                1,076,274       978,171     1,417,363
Short-term debt                                                -       200,380             -
Long-term debt                                            28,362        42,344        37,904
Accrued expenses and taxes                                41,159        51,788        38,131
Other liabilities                                         55,551        39,703        58,997
                                                     ------------  ------------  ------------
             Total liabilities                       $ 6,645,502   $ 6,687,955   $ 7,476,330
                                                     ------------  ------------  ------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 26,472,039, 24,490,189 and        $    26,472   $    24,490   $    26,472
    26,472,039 shares respectively
Capital surplus                                          683,407       608,935       683,410
Retained earnings                                        160,957       187,354       148,728
Accumulated other comprehensive income (loss)            (14,575)        6,746       (12,836)
Unearned ESOP shares                                      (6,867)       (9,367)       (7,491)
Treasury stock, 4,925,888, 4,189,196 and
    4,702,849 shares, at cost, respectively             (191,136)     (159,632)     (183,292)
                                                     ------------  ------------  ------------
        Total shareholders' equity                   $   658,258   $   658,526   $   654,991
                                                     ------------  ------------  ------------
            Total liabilities & shareholders' equity $ 7,303,760   $ 7,346,481   $ 8,131,321
                                                     ============  ============  ============

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited in thousands)

                                                    Three Months
                                                  Ended March 31,
INTEREST INCOME                                  2000           1999
                                              -----------    -----------

Loans                                           $ 58,760       $ 51,226
Securities:
    Taxable interest                            $ 40,563       $ 41,676
    Tax-exempt interest                            8,014          7,680
                                              -----------    -----------
        Total securities income                 $ 48,577       $ 49,356
Federal funds and resell agreements                1,870            615
Trading securities and other                       1,157            686
                                              -----------    -----------
            Total interest income               $110,364       $101,883
                                              -----------    -----------

INTEREST EXPENSE
Deposits                                        $ 35,014       $ 32,056
Federal funds and repurchase
    agreements                                    16,677         12,040
Short-term debt                                        -             50
Long-term debt                                       548            694
                                              -----------    -----------
        Total interest expense                  $ 52,239       $ 44,840
                                              -----------    -----------

Net interest income                             $ 58,125       $ 57,043
Provision for loan losses                          1,905          2,487
                                              -----------    -----------
            Net interest income after provision $ 56,220       $ 54,556
                                              -----------    -----------

NONINTEREST INCOME
Trust income                                    $ 14,128       $ 12,849
Securities processing                              4,610          3,411
Trading and investment banking                     4,929          5,780
Service charges on deposits                       12,478         11,376
Other service charges and fees                     6,927          6,225
Bankcard fees                                      1,678          1,158
Net investment security gains                          1             11
Other                                              1,943          1,705
                                              -----------    -----------
        Total noninterest income                $ 46,694       $ 42,515
                                              -----------    -----------

NONINTEREST EXPENSE
Salaries and employee benefits                  $ 44,818       $ 40,553
Occupancy, net                                     6,007          5,338
Equipment                                         11,103          8,470
Supplies and services                              5,375          5,635
Marketing and business development                 3,937          3,867
Processing fees                                    2,927          2,591
Legal and consulting                               1,336          1,814
Amortization of premium on purchased banks         1,819          1,771
Other                                              4,485          4,060
                                              -----------    -----------
        Total noninterest expense               $ 81,807       $ 74,099
                                              -----------    -----------
Minority interest in loss of consolidated sub.  $    941       $      -
                                              -----------    -----------
Income before income taxes                      $ 22,048       $ 22,972
Income tax provision                               5,504          6,555
                                              -----------    -----------
            NET INCOME                          $ 16,544       $ 16,417
                                              ===========    ===========

PER SHARE DATA
Net income - Basic                                $ 0.77         $ 0.74
Net income - Diluted                              $ 0.77         $ 0.74
Dividends                                         $ 0.20         $ 0.18

Weighted average shares outstanding           21,427,786     22,136,564

[FN]
See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited in thousands)

                                                                               Three Months Ended
                                                                                    March 31,

                                                                     -------------------------------------
                                                                                2000               1999
                                                                             ------------      -----------
Operating Activities

Net Income                                                                    $  16,544         $  16,417
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                 1,905             2,487
        Depreciation and amortization                                             9,239             6,204
        Deferred income taxes                                                     1,545              (410)
        Net (increase) decrease in trading securities                            10,786           (38,620)
        Gains on sales of securities available for sale                              (1)              (11)
        Amortization of securities premiums,
            net of discount accretion                                            (7,211)          (10,712)
        Earned ESOP shares                                                          624               625
        Changes in:
               Accrued income                                                    (5,079)           (7,037)
               Accrued expenses and taxes                                        11,222             3,515
        Other, net                                                                6,929           (19,843)
                                                                             ------------      -----------
            Net cash provided by (used in) operating activities               $  46,503         $ (47,385)
                                                                             ------------      -----------

Investing Activities

Proceeds from maturities of investment securities                             $  23,933         $  18,212
Proceeds from sales of securities available for sale                                100            34,290
Proceeds from maturities of securities available for sale                     3,639,713         3,499,436
Purchases of investment securities                                              (21,020)          (39,315)
Purchases of securities available for sale                                   (2,756,509)       (3,331,268)
Net increase in loans                                                          (218,165)          (77,408)
Net decrease in fed funds and resell agreements                                  56,161             9,352
Purchases of bank premises and equipment                                         (4,888)          (11,824)
                                                                             ------------      -----------
            Net cash provided by  investing activities                        $ 719,325         $ 101,475
                                                                             ------------      -----------

Financing Activities

Net decrease in demand and savings deposits                                   $(254,633)        $(369,367)
Net decrease in time deposits                                                  (225,146)         (151,868)
Net increase (decrease)  in fed funds/ repurchase agreements                   (341,089)           55,952
Net increase in short term borrowings                                                 -           200,349
Proceeds from long term debt                                                      1,750             3,900
Repayment of long term debt                                                     (11,292)             (709)
Cash dividends                                                                   (4,315)           (4,068)
Proceeds from exercise of stock options                                              17                69
Purchases of treasury stock                                                      (7,864)          (10,337)
                                                                             ------------      -----------
           Net cash used in financing activities                              $(842,572)        $(276,079)
                                                                             ------------      -----------

Decrease in cash and due from banks                                           $ (76,744)        $(221,989)
Cash and due from banks at beginning of year                                    766,108           850,532
                                                                             ------------      -----------
Cash and due from banks at end of period                                      $ 689,364         $ 628,543
                                                                             ============      ===========

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                           Accumulated
                                                                              Other

                                          Common    Capital    Retained   Comprehensive   Treasury    Unearned
                                           Stock    Surplus    Earnings   Income (Loss)     Stock       ESOP        Total
                                         ------------------------------------------------------------------------------------

 Balance - January 1, 1999                $24,490   $ 608,934  $ 175,005     $ 13,693    $ (149,363)   $ (9,992)   $ 662,767
 Net income                                     -           -     16,417            -             -           -       16,417
 Comprehensive income,net of tax
   Unrealized loss on securities of
   $6,958 net of reclassification adj.
   for losses included in net income
   of $11.                                      -           -          -       (6,947)            -           -       (6,947)
                                                                                                                  -----------

 Total comprehensive income                                                                                            9,470
 Cash Dividends                                 -           -     (4,068)           -             -           -       (4,068)
 Earned ESOP shares                             -           -          -            -             -         625          625
 Purchase of treasury stock                     -           -          -            -       (10,337)          -      (10,337)
 Exercise of stock options                      -           1          -            -            68           -           69
                                         ------------------------------------------------------------------------------------

 Balance - March 31, 1999                 $24,490   $ 608,935  $ 187,354     $  6,746    $ (159,632)   $ (9,367)   $ 658,526
                                         ====================================================================================



 Balance - January 1, 2000                $26,472   $ 683,410  $ 148,728     $(12,836)   $ (183,292)   $ (7,491)   $ 654,991
 Net income                                     -           -     16,544            -             -           -       16,544
 Comprehensive income,net of tax
   Unrealized loss on securities of
   $1,740 net of reclassification adj.
   for gains included in net income
   of $1.                                       -           -          -       (1,739)            -           -       (1,739)
                                                                                                                  -----------

 Total comprehensive income                                                                                           14,805
 Cash dividends                                 -           -     (4,315)           -             -           -       (4,315)
 Earned ESOP shares                             -           -          -            -             -         624          624
 Purchase of treasury stock                     -           -          -            -        (7,864)          -       (7,864)
 Exercise of stock options                      -          (3)         -            -            20           -           17
                                         ------------------------------------------------------------------------------------

 Balance - March 31, 2000                 $26,472   $ 683,407  $ 160,957     $(14,575)   $ (191,136)   $ (6,867)   $ 658,258
                                         ====================================================================================


 See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


1.       Financial Statement Presentation:

          The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations, have been made. The financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and results of Operations and with reference to the 1999 Annual Report to Shareholders.

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

2.       Earnings:

          Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted earnings per share takes into account the dilutive effect of 23,298 and 34,470 shares issuable under options granted by the Company at March 31, 2000 and 1999, respectively.

3.       Allowance for Loan Losses:

          The following is a summary of the Allowance for Loan Losses for the three months ended March 31, 2000 and 1999 (in thousands):

                                                  Three Months Ended March 31,
                                                   2000               1999
                                              ----------------   ---------------
                Balance January 1                 $31,193            $33,169
                Additions:
                Provision for loan losses           1,905              2,487
                                              ----------------   ---------------
                Total Before Deductions            33,098             35,656
                Deductions:
                Charge-offs                        (2,683)            (3,504)
                Less recoveries on loans
                        previously charged-off        859                695
                                              ----------------   ---------------
                Net charge-offs                    (1,824)            (2,809)
                                              ----------------   ---------------
                Balance, March 31                 $31,274            $32,847
                                              ================   ===============

          At March 31, 2000 the amount of loans that are considered to be impaired under SFAS No. 114 was $4,553,000 compared to $4,809,000 at December 31, 1999 and $10,484,000 at March 31, 1999. At March 31, 2000
          all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $1,756,000 of loans for which the related allowance is $245,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $2,797,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended March 31, 2000 was approximately $4,681,000.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


4.       Segment  Reporting:

          Public enterprises are required to report certain information concerning operating segments in annual and interim financial statements. Operating segments are considered to be components of an enterprise for which separate financial information is available and evaluated regularly by key decision-makers for purposes of allocating resources and assessing performance. The Company has defined its operations into the following segments:
          Commercial Banking: Providing a full range of lending and cash management services to commercial and governmental entities through the commercial division of the Company's lead bank.
          Trustand Securities Processing: Providing estate planning, trust, employee benefit, asset management and custodial services to individuals and corporate customers.
          Investment Banking and Brokerage: Providing commercial and retail brokerage, investment accounting and safekeeping services to individuals and corporate customers.
          Community Banking: Providing a full range of banking services to retail and corporate customers through the Company's affiliate banks' and branch network.
          Other: The Other category consists primarily of Overhead and Support departments of the Company. The net revenues and expenses of these departments are allocated to the other segments of the organization in the Company's periodic segment reporting.

          Reported segment revenues, net income and average assets include revenue and expense distributions for services performed for other segments within the Company as well as balances due from other segments within the Company. Such intercompany transactions and balances are eliminated in the Company's consolidated financial statements.

          The table below lists selected financial information by business segment (in thousands):

                                                    Three Months Ended March 31,
                                                     2000               1999
                                                  -------------    -------------
        Revenues

        Commercial Banking                           $   28,828      $   19,808
        Trust and Securities Processing                  19,203          16,358
        Investment Banking and Brokerage                  4,482          10,319
        Community Banking                                55,654          51,942
        Other                                             6,198           4,699
        Less:  Intersegment revenues                    (11,451)         (6,055)
                                                        -------         -------
                Total                                $  102,914      $   97,071
        Net Income (loss)
        Commercial Banking                           $   11,115      $    8,394
        Trust and Securities Processing                   4,741           3,698
        Investment Banking and Brokerage                 (1,265)          2,123
        Community Banking                                 2,228           4,526
        Other                                                 -               -
        Less:  Intersegment income                         (275)         (2,324)
                                                         -------          ------
                Total                                $   16,544         $16,417
        Total Average Assets
        Commercial Banking                           $2,145,897      $1,552,335
        Trust and Securities Processing                  23,046          16,460
        Investment Banking and Brokerage              2,449,404       2,031,223
        Community Banking                             3,312,705       3,939,933
        Other                                           436,869         419,375
        Less:  Intersegment assets                     (582,615)       (424,726)
                                                      ---------       ---------
                Total                                $7,785,306      $7,534,600
                                                     ==========      ==========

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

5.       Commitments and Contingencies:
          In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company

6.       New Accounting Pronouncements:
          In June, 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June, 1999, the Financial Accounting Standards Board issued SFAS No. 137 which deferred the effective date of SFAS No. 133. This standard requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statement is effective for the Company's financial statements for the fiscal year beginning January 1, 2001. The Company is in the process of evaluating the potential impact of the new Statement.

7.       New  Subsidiary:
          During the first quarter of 2000, the Company's lead bank formed a subsidiary under the name eScout.com LLC (eScout), minority interests in which were acquired by several outside investors. eScout's function is to serve as an electronic commerce network for UMB's commercial customers, correspondent banks and their commercial customers, and other small businesses. According to the terms of eScout's operating agreement any initial operating losses are to be allocated to the outside minority investors. Therefore results of eScout's start up and initial operations are not anticipated to have a material impact on the results of operations of the Company.

                            UMB FINANCIAL CORPORATION
                        AVERAGE BALANCES/YIELDS AND RATES
                      (tax-equivalent basis) (in thousands)


                                                          Three Months Ended March 31,
                                                  2000                        1999
                                           Average     Average         Average    Average
Assets                                     Balance    Yield/Rate       Balance   Yield/Rate
                                        ------------------------     -----------------------
                                        ------------------------     -----------------------
Loans, net of unearned interest           $ 2,873,033      8.25 %    $ 2,563,121       8.13 %
Securities:
  Taxable                                 $ 2,796,531      5.83      $ 3,137,134       5.39
  Tax-exempt                                  746,972      6.38          714,961       6.35
                                        ------------------------     -----------------------

    Total securities                      $ 3,543,503      5.95      $ 3,852,095       5.57
Federal funds and resell agreements           132,144      5.69           53,081       4.70
Other earning assets                           81,504      5.82           56,502       5.27
                                        ------------------------     -----------------------

    Total earning assets                  $ 6,630,184      6.94      $ 6,524,799       6.57
Allowance for loan losses                     (31,161)                   (33,011)
Other assets                                1,186,283                  1,042,812
                                        --------------               ------------

Total assets                              $ 7,785,306                $ 7,534,600
                                        ==============               ============


Liabilities and Shareholders' Equity

Interest-bearing deposits                 $ 3,705,580      3.80 %    $ 3,764,306       3.45 %
Federal funds and repurchase agreements     1,287,880      5.21        1,150,596       4.24
Borrowed funds                                 33,498      6.58           43,218       6.98
                                        ------------------------     -----------------------

    Total interest-bearing liabilities    $ 5,026,958      4.18      $ 4,958,120       3.67
Noninterest-bearing demand deposits         1,993,847                  1,842,468
Other liabilities                             106,882                     68,734
Shareholders' equity                          657,619                    665,278
                                        --------------               ------------

    Total liabilities & shareholders'eqty $ 7,785,306                $ 7,534,600
                                        ==============               ============



Net interest spread                                        2.76 %                      2.90 %
Net interest margin                                        3.77                        3.78


                            UMB FINANCIAL CORPORATION
              ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                      (tax-equivalent basis) (in thousands)


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                   Three Months Ended
                                                March 31, 2000 vs. 1999

                                      ------------------------------------------
                                           Volume          Rate           Total
                                      ------------------------------------------
Change in interest earned on:

    Loans                                 $ 6,732        $    810       $ 7,542
    Securities:
        Taxable                            (4,579)          3,466        (1,113)
        Tax-exempt                            592              62           654
    Federal funds sold                      1,099             156         1,255
    Other                                     360              86           446
                                       ------------   -----------   ------------

            Interest income               $ 4,204        $  4,580       $ 8,784
                                       ------------   -----------   ------------


Change in interest paid on:
    Interest-bearing deposits             $  (475)       $  3,433       $ 2,958
    Federal funds purchased                 1,597           3,040         4,637
    Borrowed funds                           (156)            (40)         (196)
                                       ------------   -----------   ------------
            Interest expense              $   966        $  6,433       $ 7,399

                                       ------------   -----------   ------------

Net interest income                       $ 3,238        $ (1,853)      $ 1,385
                                       ============   ============  ============



                         ANALYSIS OF NET INTEREST MARGIN


                                                        Three Months Ended
                                                          March 31, 2000

                                       ---------------------------------------------------
                                              2000               1999            Change
                                       ---------------------------------------------------
Average earning assets                    $ 6,630,184        $ 6,524,799        $ 105,385
Interest-bearing liabilities                5,026,958          4,958,120           68,838
                                        ---------------    ---------------   --------------

Interest free funds                       $ 1,603,226        $ 1,566,679         $ 36,547
                                        ===============    ===============   ==============



Free funds ratio                                24.18 %            24.01 %           0.17 %
    (free funds to earning assets)

Tax-equivalent yield on earning assets           6.94 %             6.57 %           0.37 %
Cost of interest-bearing liabilities             4.18               3.67             0.51
                                        ---------------    ---------------   --------------

Net interest spread                              2.76 %             2.90 %          (0.14)%
Benefit of interest free funds                   1.01               0.88             0.13
                                        ---------------    ---------------   --------------

Net interest margin                              3.77 %             3.78 %          (0.01)%
                                        ===============    ===============   ==============


                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended March 31, 2000. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

Estimates and forward looking statements are included in this review and as such are subject to certain risks, uncertainties and assumptions that are beyond the Company's ability to control or estimate precisely. These statements are based on current financial and economic data and management's expectations concerning future developments and their effects. Actual results could differ materially from management's current expectations. Factors that could cause material differences in actual operating results include, but are not limited to, the impact of competition; changes in pricing, loan demand, consumer savings habits, employee costs and interest rates; the ability of customers to repay loans; changes in U.S. or international economic or political conditions, such as inflation or fluctuation in interest or foreign exchange rates; disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure. While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of management's discussion and analysis contained in the Company's annual and quarterly reports, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Summary

The Company earned net income of $16,544,000 for the three months ended March 31, 2000, compared to $16,417,000 for the same period a year earlier. This represents per share earnings of $0.77 for the first quarter of 2000 compared to $0.74 for the first quarter of 1999, an increase of 4.1 percent.

The Company's improved performance has been driven by loan growth, increases in non-interest income and improved credit quality, which allowed for a reduction in the provision for loan losses. During the first quarter of 2000, non-interest income increased by nearly 10 percent over the first quarter of 1999. This improvement was fueled by increases in trust fees, income from securities processing and fees related to cash management. The Company's operating expenses increased by 10.4 percent from the first quarter of 1999. Most of this increase was driven by costs associated with capital investments and growth initiatives implemented during 1999. Net interest income and non-interest income and expense include the results of operations of eScout.com, LLC, a majority-owned subsidiary of the Company. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are reflected as minority interest in loss of consolidated subsidiary.

The Board of Directors of the Company has authorized the purchase of up to one million shares of the Company's stock during 2000, such purchases to be on such terms and conditions as management may deem appropriate. The purchases may be made, from time to time, in both open market and privately negotiated transactions.

                           UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


Results of Operations For the three months ended March 31, 2000, the Company earned net interest income of $58,125,000 compared to $57,043,000 for the first quarter of 1999. The Company achieved only a minimal increase in net interest income in spite of the growth in loan totals. The recent increases in interest rates have temporarily squeezed the Company's net interest margin because on a short-term basis, many of the Company's liabilities reprice sooner than its assets. However, on an annual basis, the Company should benefit from the interest rate increases as a result of the liquidity of its $3 billion securities portfolio. While the yearly average earning assets increased, the Company's net interest margin decreased to 3.77% compared to 3.78% for the same period of 1999. The yield on the Company's investment portfolio for 2000 also increased from the same period a year earlier, however the average balance on investment securities decreased.

The Company's loan loss provision for the first quarter of 2000 was $1,905,000 compared to $2,487,000 for the same period of 1999. The decrease in provision for loan loss was due to a combination of decreases in net loan charge-offs and a decrease in non-performing loans. Net loan charge-offs in the first three months of 2000 were $1,824,000 compared to $2,809,000 for the same period last year. The majority of the charge-offs in both periods was from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non-interest income totaled $46,694,000 for the first quarter of 2000 compared to $42,515,000 for the same period of 1999, an increase of 9.8%. Nearly all categories of fee income, other than trading and investment banking, experienced double-digit growth for the quarter. The largest areas of increases were from trust and securities processing, which showed a combined increase of more than 15% from the same period one year earlier. Fee income from deposit services, cash management services and bankcard fees also increased as the Company continued its efforts to grow these revenue sources, which do not carry the credit and interest rate risk of interest-based revenue.

Non-interest expense was $81,807,000 for the three months ended March 31, 2000 compared to $74,099,000 for the same period of 1999. The major factors driving the increase in the Company's non-interest expense were higher staffing costs and an increase in equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, have contributed to the increase in salaries and employee benefits. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrades of core operating systems. The benefits of the new initiatives and upgrades implemented in 1999 are partially underway and should be more fully realized throughout the year. By comparison, operating costs for the three months ended March 31, 2000 increased by only 2.6 percent over costs during the fourth quarter of 1999. The prudent management on non-interest expense will continue to be a priority for the Company.

                           UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


Financial Condition

Total assets at March 31, 2000 were $7.304 billion compared to $7.346 billion at March 31, 1999 and $8.131 billion at December 31, 1999. Loans, net of unearned interest, increased to $3.057 billion as of March 31, 2000 compared to $2.634 billion at March 31, 1999 and $2.841 billion at December 31, 1999. This increase in loans reflects the Company's continuing efforts to expand loan growth despite a very competitive loan market in which the Company operates. Total investment securities decreased to $3.016 billion as of March 31, 2000 compared to $3.574 billion at March 31, 1999 and $3.898 billion at December 31, 1999. During the quarter ended March 31, 2000, the investment securities portfolio provided the primary source of funding for the increase in loans. Total deposits increased to $5.444 billion at March 31, 2000 compared to $5.376 billion at March 31, 1999, and decreased from $5.924 billion at December 31, 1999. The deposit balances have increased marginally from the prior year. The decrease from year-end totals reflects the outflow of public funds balances on deposit at December 31, 1999.

Non accrual and restructured loans totaled $5,642,000, 0.18% of loans, at March 31, 2000 compared to $11,755,000, 0.45% of loans, at March 31, 1999, and
$6,292,000 at December 31, 1999, 0.22% of loans. Loans past due 90 days or more were $7,081,000, 0.23% of loans at March 31, 2000, compared to $5,885,000, 0.22%
of loans at March 31, 1999, and $4,998,000 at December 31,1999, 0.18% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At March 31, 2000 the Company's allowance for loan losses was $31,274,000 or 1.02% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At March 31, 2000, the Company's average loan to deposit ratio was 50.4% compared to 45.7% at March 31, 1999. At March 31, 2000, the average life of the securities portfolio was 34 months with 36% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $658 million at March 31, 2000 compared to $659 million at March 31, 1999 and $655 million at year-end 1999. During the twelve months ended March 31, 2000 the Company increased its treasury stock holdings by $31.5 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At March 31, 2000, the net unrealized loss on securities available for sale was $14.6 million, compared to net an unrealized gain of $6.7 million at March 31, 1999 and compared to an unrealized loss of $12.8 million at December 31, 1999.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of March 31, 2000.

                               Net Portfolio Value

       Rates in

     Basis Points                             Dollar       Percentage
     (Rate Shock)              Amount         Change         Change
 --------------          -------------   -----------    ---------------
         200                $1,500,785     $(23,443)         (1.51)%
         100                 1,519,149       (4,727)         (0.30)%
        Static               1,523,787             -              -%
        (100)                1,473,921      (50,823)         (3.27)%
        (200)                1,420,301     (105,472)         (6.79)%

The Company's capital position is summarized in the table below and exceeds regulatory requirements.

                                                Three Months Ended
                                                   March 31,
RATIOS                                        2000         1999
------                                      ----------    -----------
Return on average assets                       0.85  %        0.88  %
Return on average equity                      10.12          10.01
Average equity to assets                       8.45           8.83
Tier 1 risk-based capital ratio               15.15          15.75
Total risk-based capital ratio                15.91          16.61
Leverage ratio                                 8.02           8.39

Per Share Data

---------------
Earnings Basic                          $      0.77    $      0.74
Earnings Diluted                        $      0.77    $      0.74
Cash Dividends                          $      0.20    $      0.18
Dividend payout ratio                         25.97  %       24.32  %
Book value                              $     30.83    $     29.84

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000



PART II.  Other Information

         Item 6.  Exhibits and Reports on form 8-K

          a)   The  following  exhibit  is  filed  herewith:
               27-Article 9 of Regulation S-X Financial Data Schedule for March 31, 2000 Form 10-Q.

          b)  Reports  on Form 8-K:
               The Company filed one report on Form 8-K during the quarter ended March 31, 2000, announcing several changes in the Company's management structure.

                            UMB FINANCIAL CORPORATION
                                    FORM 10-Q
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION
-------------------------


/s/R. Crosby Kemper

----------------------
R. Crosby Kemper
Chairman



/s/Timothy M. Connealy

----------------------
Timothy M. Connealy
Chief Financial Officer

Date:  May 12, 2000