Form 10-Q
period 2000-06-30
UMB FINANCIAL CORP
filed 2000-08-15
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (MARK ONE)
          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934





                  For the quarterly period ended June 30, 2000

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

                                Yes X     No

At June 30, 2000, UMB Financial Corporation had 21,354,406 shares of common stock outstanding. This is the only class of stock of the Company.

                            UMB FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.  Financial Information

Item 1.  Financial Statements

          Consolidated  Balance Sheets
          As of June 30,  2000  and  1999  (unaudited) and
          December 31, 1999 (audited)                                      3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 2000 and 1999 (unaudited)                  4

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2000 and 1999 (unaudited)                         5

          Consolidated  Statements of Shareholders'  Equity for the
          Six Months Ended  June 30,  2000 and 1999  (unaudited)           6

          Notes to Consolidated  Financial Statements                    7-9

          Supplemental  Financial  Data
               Average  Balances/ Yields and Rates                        10
               Analysis of Changes in Net Interest Income and Margin      11

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                      12-15


PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                                  16

          Signatures                                                      17

                            UMB FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                            June 30,            December 31,
                                                     --------------------------  ------------
ASSETS                                                  2000          1999          1999
                                                     ------------  ------------  ------------

Loans:
    Commercial, financial and agricultural           $ 1,695,419   $ 1,321,452   $ 1,511,594
    Consumer (net of unearned interest)                1,003,031       945,667       981,488
    Real estate                                          359,522       321,650       342,423
    Leases                                                 8,283         4,770         5,645
    Allowance for loan losses                            (31,824)      (32,392)      (31,193)
                                                     ------------  ------------  ------------
        Net loans                                    $ 3,034,461   $ 2,561,147   $ 2,809,957
Securities available for sale:
    U.S. Treasury and agencies                       $ 1,825,288   $ 2,429,236   $ 2,866,361
    State and political subdivisions                       2,138         2,792         2,914
    Commercial paper and other                            22,880        49,966       279,860
                                                     ------------  ------------  ------------
        Total securities available for sale          $ 1,850,306   $ 2,481,994   $ 3,149,135
Securities held to maturity:
    State and political subdivisions
        (market value of $733,559, $732,810
        & $738,170, respectively)                    $   744,375   $   736,742     $ 748,651
Federal funds and resell agreements                      242,578       162,753       132,664
Trading securities and other earning assets               74,197        56,684        77,074
                                                     ------------  ------------  ------------
            Total earning assets                     $ 5,945,917   $ 5,999,320   $ 6,917,481
Cash and due from banks                                  696,995       613,428       766,108
Bank premises and equipment, net                         242,605       224,418       239,535
Accrued income                                            78,215        76,471        75,540
Premium on and intangibles of purchased banks             47,075        49,837        50,710
Other assets                                              86,617        73,035        81,947
                                                     ------------  ------------  ------------
             Total assets                            $ 7,097,424   $ 7,036,509   $ 8,131,321
                                                     ============  ============  ============

LIABILITIES
Deposits:

    Noninterest-bearing demand                       $ 1,980,155   $ 1,676,068   $ 1,781,141
    Interest-bearing demand and savings                2,255,215     2,240,352     2,712,997
    Time deposits under $100,000                         804,326       857,167       863,426
    Time deposits of $100,000 or more                    322,420       388,793       566,371
                                                     ------------  ------------  ------------
        Total deposits                               $ 5,362,116   $ 5,162,380   $ 5,923,935
Federal funds and repurchase agreements                  838,131     1,119,508     1,417,363
Short-term debt                                           95,929         1,097             0
Long-term debt                                            28,514        41,714        37,904
Accrued expenses and taxes                                40,567        37,825        38,131
Other liabilities                                         65,605        29,003        58,997
                                                     ------------  ------------  ------------
             Total liabilities                       $ 6,430,862   $ 6,391,527   $ 7,476,330
                                                     ------------  ------------  ------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 26,472,039, 24,490,189 and        $    26,472   $    24,490   $    26,472
    26,472,039 shares respectively
Capital surplus                                          683,407       608,936       683,410
Retained earnings                                        173,325       199,637       148,728
Accumulated other comprehensive loss                     (13,394)       (2,406)      (12,836)
Unearned ESOP shares                                      (6,242)       (8,742)       (7,491)
Treasury stock, 5,099,034, 4,602,116 and
    4,702,849 shares, at cost, respectively             (197,006)     (176,933)     (183,292)
                                                     ------------  ------------  ------------
        Total shareholders' equity                   $   666,562   $   644,982   $   654,991
                                                     ------------  ------------  ------------
            Total liabilities & shareholders' equity $ 7,097,424   $ 7,036,509   $ 8,131,321
                                                     ============  ============  ============


See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                            (unaudited in thousands)

                                                     Three Months                       Six Months
                                                    Ended June 30,                    Ended June 30,
INTEREST INCOME                                  2000            1999             2000           1999
                                              -----------    -----------      -----------    -----------
Loans                                           $ 63,382       $ 51,678         $122,142      $102,905
Securities:
    Taxable interest                            $ 29,776       $ 37,607         $ 70,339      $ 79,283

    Tax-exempt interest                            7,986          7,769           16,000        15,449
                                              -----------    -----------      -----------    -----------
        Total securities income                 $ 37,762       $ 45,376         $ 86,339      $ 94,732
Federal funds and resell agreements                3,957            979            5,707         1,725
Trading securities and other                       1,208            840            2,365         1,526
                                              -----------    -----------      -----------    -----------
            Total interest income               $106,309       $ 98,873         $216,553      $200,888
                                              -----------    -----------      -----------    -----------

INTEREST EXPENSE
Deposits                                        $ 31,811       $ 28,878         $ 66,825      $ 60,933
Federal funds and repurchase
    agreements                                    15,694         13,338           32,371        25,579
Short-term debt                                      479              5              479            55
Long-term debt                                       499            744            1,047         1,428
                                              -----------    -----------      -----------    -----------
        Total interest expense                  $ 48,483       $ 42,965         $100,722      $ 87,995
                                              -----------    -----------      -----------    -----------

Net interest income                             $ 57,826       $ 55,908         $115,831      $112,893
Provision for loan losses                          2,131          2,468            4,036         4,955
                                              -----------    -----------      -----------    -----------
            Net interest income after provision $ 55,695       $ 53,440         $111,795      $107,938
                                              -----------    -----------      -----------    -----------

NONINTEREST INCOME
Trust income                                    $ 14,722       $ 13,556         $ 28,850      $ 26,405
Securities processing                              5,218          3,869            9,828         7,280
Trading and investment banking                     4,608          5,474            9,537        11,254
Service charges on deposits                       11,963         11,245           24,441        22,621
Other service charges and fees                     7,292          7,169           14,219        13,463
Bankcard fees                                      1,738          1,524            3,416         2,682
Net investment security gains                         11             48               12            59
Other                                              2,592          1,534            4,655         3,239
                                              -----------    -----------      -----------    -----------
        Total noninterest income                $ 48,144       $ 44,419         $ 94,958      $ 87,003
                                              -----------    -----------      -----------    -----------

NONINTEREST EXPENSE
Salaries and employee benefits                  $ 45,276       $ 41,270         $ 90,094      $ 81,823
Occupancy, net                                     6,090          5,487           12,097        10,825
Equipment                                         11,525          9,065           22,628        17,539
Supplies and services                              5,512          5,273           10,887        10,908
Marketing and business development                 5,046          2,841            8,983         6,708
Processing fees                                    3,230          3,080            6,157         5,671
Legal and consulting                               1,411          1,140            2,747         2,954
Amortization of premium on purchased banks         1,815          1,770            3,634         3,541
Other                                              5,208          5,510            9,693         9,587
                                              -----------    -----------      -----------    -----------
        Total noninterest expense               $ 85,113       $ 75,436         $166,920      $149,556
                                              -----------    -----------      -----------    -----------
Minority interest in loss of consolidated sub.  $  4,053       $      0         $  4,994             0
                                              -----------    -----------      -----------    -----------
Income before income taxes                      $ 22,779       $ 22,423         $ 44,827      $ 45,385
Income tax provision                               6,121          6,142           11,625        12,687
                                              -----------    -----------      -----------    -----------
            NET INCOME                          $ 16,658       $ 16,281         $ 33,202      $ 32,698
                                              ===========    ===========      ===========    ===========

PER SHARE DATA
Net income - Basic                                $ 0.78         $ 0.75          $  1.55        $ 1.48
Net income - Diluted                              $ 0.78         $ 0.75          $  1.55        $ 1.48
Dividends                                         $ 0.20         $ 0.18          $  0.40        $ 0.36

Weighted average shares outstanding           21,303,378     21,840,370       21,365,582    21,987,649

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (unaudited in thousands)

                                                                                  Three Months Ended
                                                                                        June 30,

                                                                             -----------------------------
                                                                                2000               1999
                                                                             ------------      -----------
Operating Activities

Net Income                                                                  $    33,202        $   32,698
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                 4,036             4,955
        Depreciation and amortization                                            18,247            12,842
        Deferred income taxes                                                       357              (338)
        Net (increase) decrease in trading securities                             4,822           (20,684)
        Gains on sales of securities available for sale                             (11)              (59)
        Amortization of securities premiums,
            net of discount accretion                                            (4,201)          (16,436)
        Earned ESOP shares                                                        1,249             1,250
        Changes in:
               Accrued income                                                    (2,675)           (6,426)
               Accrued expenses and taxes                                         4,816            (5,484)
        Other, net                                                                 (755)          (29,111)
                                                                            ------------       -----------
            Net cash provided by (used in) operating activities             $    59,087        $  (26,793)
                                                                            ------------       -----------

Investing Activities

Proceeds from maturities of investment securities                           $    53,015        $   44,101
Proceeds from sales of securities available for sale                             45,557            34,361
Proceeds from maturities of securities available for sale                     4,980,792         6,031,150
Purchases of investment securities                                              (50,687)          (80,637)
Purchases of securities available for sale                                   (3,721,961)       (5,501,100)
Net increase in loans                                                          (228,540)          (40,135)
Net decrease in fed funds and resell agreements                                (111,859)         (101,384)
Purchases of bank premises and equipment                                        (17,683)          (27,525)
                                                                            ------------       -----------
            Net cash provided by  investing activities                      $   948,634        $  358,831
                                                                            ------------       -----------

Financing Activities

Net decrease in demand and savings deposits                                 $  (258,768)       $ (507,468)
Net decrease in time deposits                                                  (303,051)         (226,956)
Net increase (decrease)  in fed funds/ repurchase agreements                   (579,232)          197,289
Net increase in short term borrowings                                            95.929             1.066
Proceeds from long term debt                                                      2,615             3,900
Repayment of long term debt                                                     (12,005)           (1,339)
Cash dividends                                                                   (8,605)           (8,066)
Proceeds from exercise of stock options                                              19                84
Purchases of treasury stock                                                     (13,736)          (27,652)
                                                                            ------------       -----------
           Net cash used in financing activities                            $(1,076,834)       $ (569,142)
                                                                            ------------       -----------

Decrease in cash and due from banks                                         $   (69,113)       $ (237,104)
Cash and due from banks at beginning of year                                    766,108           850,532
                                                                            ------------       -----------
Cash and due from banks at end of period                                    $   696,995        $  613,428
                                                                            ============       ===========


See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                                           Accumulated
                                                                              Other

                                          Common    Capital    Retained   Comprehensive   Treasury    Unearned
                                           Stock    Surplus    Earnings   Income (Loss)     Stock       ESOP        Total
                                         ------------------------------------------------------------------------------------

 Balance - January 1, 1999                $24,490   $ 608,934  $ 175,005     $ 13,693    $ (149,363)   $ (9,992)   $ 662,767
 Net income                                     -           -     32,698            -             -           -       32,698
 Comprehensive income,net of tax
   Unrealized loss on securities of
   $16,158 net of reclassification adj.
   for losses included in net income
   of $59.                                      -           -          -      (16,099)            -           -      (16,099)
                                                                                                                  -----------

 Total comprehensive income                                                                                           16,599
 Cash Dividends                                 -           -     (8,066)           -             -           -       (8,066)
 Earned ESOP shares                             -           -          -            -             -       1,250        1,250
 Purchase of treasury stock                     -           -          -            -       (27,652)          -      (27,654)
 Exercise of stock options                      -           2          -            -            82           -           84
                                         ------------------------------------------------------------------------------------

 Balance - June 30, 1999                 $24,490   $ 608,936  $ 199,637     $ (2,406)   $ (176,933)   $ (8,742)   $ 644,982
                                         ====================================================================================



 Balance - January 1, 2000                $26,472   $ 683,410  $ 148,728     $(12,836)   $ (183,292)   $ (7,491)   $ 654,991
 Net income                                     -           -     33,202            -             -           -       33,202
 Comprehensive income,net of tax
   Unrealized loss on securities of
   $570 net of reclassification adj.
   for gains included in net income
   of $12.                                      -           -          -         (558)            -           -         (558)
                                                                                                                  -----------

 Total comprehensive income                                                                                           32,644
 Cash dividends                                 -           -     (8,605)           -             -           -       (8,605)
 Earned ESOP shares                             -           -          -            -             -       1,249        1,249
 Purchase of treasury stock                     -           -          -            -       (13,736)          -      (13,736)
 Exercise of stock options                      -          (3)         -            -            22           -           19
                                         ------------------------------------------------------------------------------------

 Balance - June 30, 2000                  $26,472   $ 683,407  $ 173,325     $(13,394)   $ (197,006)   $ (6,242)   $ 666,562
                                         ====================================================================================



 See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.       Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted earnings per share takes into account the dilutive effect of 23,298 and 34,470 shares issuable under options granted by the Company at June 30, 2000 and 1999, respectively.

3.       Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 2000 and 1999 (in thousands):

                                                    Six Months Ended June 30,
                                                     2000               1999
                                                     ----               ----
Balance January 1                                  $31,193             $33,169
Additions:
Provision for loan losses                            4,036               4,955
                                                   --------            --------
Total Before Deductions                             35,229              38,124
                                                   --------            --------
Deductions:
Charge-offs                                         (5,055)             (7,258)
Less recoveries on loans previously charged-off      1,650               1,526
Net charge-offs                                     (3,405)             (5,732)
                                                   --------            --------
Balance, June 30                                   $31,824             $32,392
                                                   ========            ========

At June 30, 2000 the amount of loans that are considered to be impaired under SFAS No. 114 was $5,026,000 compared to $4,809,000 at December 31, 1999 and $10,093,000 at June 30, 1999. At June 30, 2000 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $2,136,000 of loans for which the related allowance is $246,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $2,890,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended June 30, 2000 was approximately $4,796,000.

                            UMB FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

Investment Banking and Brokerage: Providing commercial and retail brokerage, investment accounting and safekeeping services to individuals and corporate customers, as well as the Company's treasury function.

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

                                                    Three Months Ended June 30,
                                                        2000             1999
      Revenues
      Commercial Banking                           $   30,368      $   22,633
      Trust and Securities Processing                  19,545          17,240
      Investment Banking and Brokerage                  1,005           7,887
      Community Banking                                59,548          58,552
      Other                                             4,523           4,143
      Less:   Intersegment revenues                   (11,150)        (12,596)
                                                   -----------     -----------
             Total                                 $  103,839      $   97,859
                                                  ===========      ===========
      Net Income (loss)
      Commercial Banking                           $   11,991      $    7,627
      Trust and Securities Processing                   4,752           3,531
      Investment Banking and Brokerage                 (3,144)            893
      Community Banking                                 3,004           4,395
      Other                                                 -               -
      Less:  Intersegment (income) loss                    54            (165)
                                                   -----------     -----------
              Total                                $   16,658      $   16,281
                                                   ===========     ===========
      Total Average Assets
      Commercial Banking                           $2,073,314      $1,683,580
      Trust and Securities Processing                  20,885          19,263
      Investment Banking and Brokerage              2,065,484       1,975,183
      Community Banking                             3,221,440       3,727,248
      Other                                           634,658         286,714
      Less:   Intersegment assets                    (702,559)       (347,811)
                                                   -----------     -----------
              Total                                $7,313,222      $7,344,177
                                                   ===========     ===========

                            UMB FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101"), "Revenue Recognition in Financial
Statements." SAB 101 provides guidance on revenue recognition policies and procedures. The Company adopted the provisions during the first quarter of the current year and determined it does not have a material impact on its consolidated financial statements as and for the year ending December 31, 2000.


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

                            UMB FINANCIAL CORPORATION

                        AVERAGE BALANCES/YIELDS AND RATES

                      (tax-equivalent basis) (in thousands)


                                                          Three Months Ended June 30,
                                                  2000                        1999
                                           Average     Average         Average    Average
Assets                                     Balance    Yield/Rate       Balance   Yield/Rate
                                        ------------------------     -----------------------

Loans, net of unearned interest           $ 2,963,807      8.31 %    $ 2,565,105       8.12 %
Securities:
  Taxable                                 $ 2,413,065      5.86      $ 2,972,640       5.38
  Tax-exempt                                  744,934      6.38          722,571       6.30
                                        ------------------------     -----------------------

    Total securities                      $ 3,157,999      5.98      $ 3,695,211       5.56
Federal funds and resell agreements           180,307      6.37           76,746       4.53
Other earning assets                           75,605      6.44           59,678       5.45
                                        ------------------------     -----------------------

    Total earning assets                  $ 6,377,718      7.08      $ 6,396,740       6.57
Allowance for loan losses                     (31,326)                   (32,969)
Other assets                                1,202,872                  1,075,305
                                        --------------               ------------

Total assets                              $ 7,549,264                $ 7,439,076
                                        ==============               ============


Liabilities and Shareholders' Equity

Interest-bearing deposits                 $ 3,567,885      3.77 %    $ 3,651,561       3.37 %
Federal funds and repurchase agreements     1,200,194      5.42        1,215,576       4.24
Borrowed funds                                 48,057      6.39           43,043       6.95
                                        ------------------------     -----------------------

    Total interest-bearing liabilities    $ 4,816,136      4.21      $ 4,910,180       3.61
Noninterest-bearing demand deposits         1,967,523                  1,792,100
Other liabilities                             103,510                     75,739
Shareholders' equity                          662,095                    661,057
                                        --------------               ------------

    Total liabilities & shareholders'
    equity                                $ 7,549,264                $ 7,439,076
                                        ==============               ============



Net interest spread                                        2.87 %                      2.96 %
Net interest margin                                        3.91                        3.80


                            UMB FINANCIAL CORPORATION

              ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN

                      (tax-equivalent basis) (in thousands)


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                   Three Months Ended                         Six Months Ended
                                                June 30, 2000 vs. 1999                    June 30, 2000 vs. 1999

                                      ------------------------------------------    ------------------------------------------
                                           Volume          Rate           Total        Volume          Rate           Total
                                      ------------------------------------------    ------------------------------------------
Change in interest earned on:
    Loans                                 $ 9,994        $  1,688       $11,682      $  16,680        $  2,544      $  19,224
    Securities:
        Taxable                           (11,252)          3,423        (7,829)       (15,727)          6,784         (8,943)
        Tax-exempt                            187             217           404            752             306          1,058
    Federal funds sold                      1,891             690         2,581          3,064             918          3,982
    Other                                     102             219           321            481             328            809
                                      ------------   -----------   ------------      ------------   -----------   -----------
            Interest income               $   922        $  6,237       $ 7,159      $   5,250        $ 10,880      $  16,130
                                       ------------   -----------   ------------      ------------   -----------   -----------


Change in interest paid on:
    Interest-bearing deposits             $  (931)       $  3,864       $ 2,933      $  (1,400)       $  7,292      $   5,892
    Federal funds purchased                (1,915)          4,271         2,356           (326)          7,118          6,792
    Borrowed funds                            313             (84)          229            167            (124)            43
                                       ------------   -----------   ------------      ------------   -----------   -----------
            Interest expense              $(2,533)       $  8,051       $ 5,518         (1,559)         14,286         12,727

                                       ------------   -----------   ------------      ------------   -----------   -----------
Net interest income                       $ 3,455        $ (1,814)      $ 1,641          6,809          (3,406)         3,403
                                       ============   ============  ============      ============   ============  ============

                         ANALYSIS OF NET INTEREST MARGIN


                                                        Three Months Ended                      Three Months Ended
                                                          June 30, 2000                          June 30, 2000

                                       -----------------------------------------     -----------------------------------------
                                          2000          1999            Change           2000         1999          Change
                                       -----------------------------------------     -----------------------------------------
Average earning assets                  $ 6,125,253    $ 6,269,595     $(144,342)    $ 6,377,718   $  6,396,740   $ (19,022)
Interest-bearing liabilities              4,605,314      4,862,768      (257,454)      4,816,136      4,910,180     (94,044)
                                        ------------  ------------     -----------  -----------   ------------   -----------

Interest free funds                     $ 1,519,939    $ 1,406,827      $113,112     $ 1,561,582   $  1,486,560   $  75,022
                                        ===========    ===========     ===========   ===========    ===========     ===========

Free funds ratio                              24.81 %        22.44 %        2.38 %         24.48 %        23.24 %      1.25 %
    (free funds to earning assets)

Tax-equivalent yield on earning assets         7.22 %         6.58 %        0.64 %          7.08 %         6.57 %      0.51 %
Cost of interest-bearing liabilities           4.23           3.56          0.67            4.21           3.61        0.60
                                             -------         ------        -------         -------         ------     -------

Net interest spread                            2.99 %         3.02 %       (0.03)%          2.87 %         2.96 %     (0.09)%
Benefit of interest free funds                 1.05           0.80          0.25            1.04           0.84        0.20
                                             -------         ------        -------         -------         -------    -------

Net interest margin                            4.04 %         3.82 %        0.22%           3.91 %         3.80 %      0.11 %
                                            =======         =======       =======          =======         =======    =======


                            UMB FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended June 30, 2000. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

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

Summary

The Company earned net income of $16,658,000 for the three months ended June 30, 2000, compared to $16,281,000 for the same period a year earlier. This represents per share earnings of $0.78 for the second quarter of 2000 compared to $0.75 for the second quarter of 1999. For the six-month period ended June 30,2000 the Company reported net income of $33,202,000, compared with $32,698,000 for the same period in 1999. Earnings per share for the six months ended June 30, 2000 were $1.55, compared to $1.48 for the same period the prior year, an increase of 4.73%.

The Company's improved performance has been driven by loan growth, increases in non-interest income and improved credit quality, which allowed for a reduction in the provision for loan losses. During the first half of 2000, non-interest income increased by over 9 percent over the first half of 1999. This improvement was fueled by increases in trust fees, income from securities processing and fees related to cash management. The Company's operating expenses increased by
11.6 percent for the first half of 2000. Most of this increase was driven by costs associated with capital investments and growth initiatives implemented during 1999. Net interest income and non-interest income and expense include the results of operations of eScout.com, LLC, a majority-owned subsidiary of the Company. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are reflected as minority interest in loss of consolidated subsidiary.

                            UMB FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

Results of Operations

For the three months ended June 30, 2000, the Company earned net interest income of $57,826,000 compared to $55,908,000 for the second quarter of 1999. On a year-to-date basis, net interest income increased to $100,722,000 for the first six months of 2000, compared to $112,893,000 for the same period last year. The Company achieved and should continue to see increases in net interest income as a result of both sustained loan growth and more favorable interest rates. As of June 30, 2000, loans totaled $3.066 billion, an increase of more than 18 percent from the total one year earlier. This loan growth, coupled with an overall increase in interest rates allowed the Company to achieve a net interest margin of 4.04 percent for the second quarter of 2000, compared to 3.82 percent one year earlier. The yield on the Company's investment portfolio for 2000 also increased on both a quarterly and year-to-date basis from the period year, however the average balance on investment securities decreased in both periods.

The Company's loan loss provision for the second quarter of 2000 was $2,131,000 compared to $2,468,000 for the same period of 1999. The year-to-date loan loss provision for the Company in 2000 was $4,036,000 compared to $4,955,000 for 1999. The decrease in provision for loan loss was due to a combination of decreases in net loan charge-offs and a decrease in non-performing loans. For the three months ended June 30, 2000 the net loan charge-offs were $1,581,000, compared to $2,923,000 for the same period in 1999. Net loan charge-offs in the first six months of 2000 were $3,405,000 compared to $5,732,000 for the same period last year. The majority of the charge-offs in both periods was from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non-interest income totaled $48,144,000 for the second quarter of 2000 compared to $44,419,000 for the same period of 1999. For the first six months of 2000, non-interest income increased to $94,958,000 from $87,003,000 for the prior year, an increase of 9.1 percent. Nearly all categories of fee income, other than trading and investment banking, experienced growth for the quarter and year to date. The largest areas of increases were from trust and securities processing, which showed a combined increase of nearly 15% from the same period one year earlier. Fee income from deposit services, cash management services and bankcard fees also increased as the Company continued its efforts to grow these revenue sources, which do not carry the credit and interest rate risk of interest-based revenue.

Non-interest expense was $85,113,000 for the three months ended June 30, 2000 compared to $75,436,000 for the same period of 1999. For the first six months of 2000 non-interest expense was $166,920,000 compared to $149,556,000 for the first six months of 1999. The major factors driving the increase in the Company's non-interest expense, for both periods, were higher staffing costs and an increase in equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, have contributed to the increase in salaries and employee benefits. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrades of core operating systems. The benefits of the new initiatives and upgrades implemented in 1999 are partially underway and should be more fully realized throughout the year. Both periods also showed increases in occupancy, marketing and business development. During both periods, but especially during the second quarter, the Company's non-interest expense has been impacted by the start-up of its e-commerce subsidiary venture eScout.com LLC. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are reflected as minority interest in loss of consolidated subsidiary. The prudent management on non-interest expense will continue to be a priority for the Company.

                            UMB FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


Financial Condition

Total assets at June 30, 2000 were $7.097 billion compared to $7.037 billion at June 30, 1999 and $8.131 billion at December 31, 1999. Loans, net of unearned interest, increased to $3.066 billion as of June 30, 2000 compared to $2.594 billion at June 30, 1999 and $2.841 billion at December 31, 1999. This increase in loans reflects the Company's continuing efforts to expand loan growth despite a very competitive loan market in which the Company operates. Total investment securities decreased to $2.595 billion as of June 30, 2000 compared to $3.219 billion at June 30, 1999 and $3.898 billion at December 31, 1999. During the six months ended June 30, 2000, the investment securities portfolio provided the primary source of funding for the increase in loans. Total deposits increased to $5.362 billion at June 30, 2000 compared to $5.162 billion at June 30, 1999, and decreased from $5.924 billion at December 31, 1999. The deposit balances have increased marginally from the prior year. The decrease from year-end totals reflects the outflow of public funds balances on deposit at December 31, 1999.

Non accrual and restructured loans totaled $6,922,000, 0.23% of loans, at June 30, 2000 compared to $11,393,000, 0.44% of loans, at June 30, 1999, and
$6,292,000 at December 31, 1999, 0.22% of loans. Loans past due 90 days or more were $14,278,000, 0.47% of loans at June 30, 2000, compared to $7,082,000, 0.27%
of loans at June 31, 1999, and $4,998,000 at December 31,1999, 0.18% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At June 30, 2000 the Company's allowance for loan losses was $31,824,000 or 1.04% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

                            UMB FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At June 30, 2000, the Company's average loan to deposit ratio was 53.5% compared to 47.1% at June 30, 1999. At June 30, 2000, the average life of the securities portfolio was 24 months with 33% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $667 million at June 30, 2000 compared to $645 million at June 30, 1999 and $655 million at year-end 1999. During the twelve months ended June 30, 2000 the Company increased its treasury stock holdings by $20.1 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At June 30, 2000, the net unrealized loss on securities available for sale was $13.4 million, compared to $2.4 million at June 30, 1999 and $12.8 million at December 31, 1999.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of June 30, 2000.

                               Net Portfolio Value

 Rates in Basis Points                       Dollar       Percentage
     (Rate Shock)             Amount         Change         Change
----------------------      -----------    ----------     ----------
         200                $1,632,276     $(13,045)         (0.79)%
         100                 1,644,771         (550)         (0.03)%
        Static               1,645,321            -              - %
        (100)                1,597,311      (48,010)         (2.92)%
        (200)                1,545,809      (99,512)         (6.05)%

The Company's capital position is summarized in the table below and exceeds regulatory requirements.

                                                Six Months Ended
                                                    June 30,

RATIOS                                        2000         1999
------                                        ----         ----
Return on average assets                       0.88  %        0.89  %
Return on average equity                      10.08           9.97
Average equity to assets                       8.77           8.89
Tier 1 risk-based capital ratio               15.71          15.84
Total risk-based capital ratio                16.47          16.69
Leverage ratio                                 8.98           8.14

Per Share Data

Earnings Basic                          $      1.55    $      1.48
Earnings Diluted                        $      1.55    $      1.48
Cash Dividends                          $      0.40    $      0.36
Dividend payout ratio                         25.81  %       24.32  %
Book value                              $     31.44    $     29.82

                            UMB FINANCIAL CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


PART II.  Other Information

         Item 6.  Exhibits and Reports on form 8-K

                  a) The following exhibit is filed herewith:
                  27-Article 9 of Regulation S-X Financial Data Schedule for June 30, 2000 Form 10-Q.

                  b) Reports on Form 8-K:
                  The Company filed one report on Form 8-K during the quarter ended June 30, 2000, announcing several changes in the Company's management structure.

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

Date:  August 14, 2000