Form 10-Q
period 2000-09-30
UMB FINANCIAL CORP
filed 2000-11-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (MARK ONE)
          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934





                For the quarterly period ended September 30, 2000

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

                                    Yes X No

At September 30, 2000, UMB Financial Corporation had 21,198,567 shares of common stock outstanding. This is the only class of stock of the Company.

                            UMB FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX


PART I.  Financial Information

Item 1.  Financial Statements

          Consolidated  Balance Sheets
          As of September 30,  2000  and  1999  (unaudited) and
          December 31, 1999 (audited)                                      3

          Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 2000 and 1999 (unaudited)             4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2000 and 1999 (unaudited)                    5

          Consolidated  Statements of Shareholders'  Equity for the
          Nine Months Ended  September 30,  2000 and 1999  (unaudited)     6

          Notes to Consolidated  Financial Statements                    7-9

          Supplemental  Financial  Data
               Average  Balances/ Yields and Rates                        10
               Analysis of Changes in Net Interest Income and Margin      11

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                      12-15


PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                                  16

          Signatures                                                      17

                            UMB FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          September 30,          December 31,
                                                     --------------------------  ------------
ASSETS                                                  2000          1999          1999
                                                     ------------  ------------  ------------

Loans:
    Commercial, financial and agricultural           $ 1,661,548   $ 1,392,346   $ 1,511,594
    Consumer (net of unearned interest)                1,071,694       951,716       981,488
    Real estate                                          358,054       326,069       342,423
    Leases                                                 7,477         5,217         5,645
    Allowance for loan losses                            (32,092)      (32,867)      (31,193)
                                                     ------------  ------------  ------------
        Net loans                                    $ 3,066,681   $ 2,642,481   $ 2,809,957
Securities available for sale:
    U.S. Treasury and agencies                       $ 1,681,001   $ 2,269,287   $ 2,866,361
    State and political subdivisions                       1,789         1,949         2,914
    Commercial paper and other                            45,307        24,339       279,860
                                                     ------------  ------------  ------------
        Total securities available for sale          $ 1,728,097   $ 2,295,575   $ 3,149,135
Securities held to maturity:
    State and political subdivisions
        (market value of $726,335, $744,343
        & $738,170, respectively)                    $   731,178   $   751,148     $ 748,651
Federal funds and resell agreements                      371,715       202,326       132,664
Trading securities and other earning assets               65,250        74,710        77,074
                                                     ------------  ------------  ------------
            Total earning assets                     $ 5,962,921   $ 5,966,240   $ 6,917,481
Cash and due from banks                                  831,351       615,446       766,108
Bank premises and equipment, net                         248,937       239,279       239,535
Accrued income                                            78,206        79,226        75,540
Premium on and intangibles of purchased banks             45,308        48,067        50,710
Other assets                                              85,825        73,486        81,947
                                                     ------------  ------------  ------------
             Total assets                            $ 7,252,548   $ 7,021,744   $ 8,131,321
                                                     ============  ============  ============

LIABILITIES
Deposits:

    Noninterest-bearing demand                       $ 2,229,329   $ 1,623,709   $ 1,781,141
    Interest-bearing demand and savings                2,159,127     2,286,774     2,712,997
    Time deposits under $100,000                         811,544       847,889       863,426
    Time deposits of $100,000 or more                    254,355       371,767       566,371
                                                     ------------  ------------  ------------
        Total deposits                               $ 5,454,355   $ 5,130,139   $ 5,923,935
Federal funds and repurchase agreements                  778,811       891,094     1,417,363
Short-term debt                                          161,944       151,105             0
Long-term debt                                            27,780        38,064        37,904
Accrued expenses and taxes                                47,635        50,146        38,131
Other liabilities                                         96,065       109,122        58,997
                                                     ------------  ------------  ------------
             Total liabilities                       $ 6,566,590   $ 6,369,670   $ 7,476,330
                                                     ------------  ------------  ------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 26,472,039, 24,490,189 and
    26,472,039 shares respectively                   $    26,472   $    24,490   $    26,472
Capital surplus                                          683,366       608,892       683,410
Retained earnings                                        185,382       211,152       148,728
Accumulated other comprehensive loss                      (5,993)       (4,943)      (12,836)
Unearned ESOP shares                                      (5,616)       (8,117)       (7,491)
Treasury stock, 5,116,587, 4,657,909 and
    4,702,849 shares, at cost, respectively             (197,653)     (179,400)     (183,292)
                                                     ------------  ------------  ------------
        Total shareholders' equity                   $   685,958   $   652,074   $   654,991
                                                     ------------  ------------  ------------
            Total liabilities & shareholders' equity $ 7,252,548   $ 7,021,744   $ 8,131,321
                                                     ============  ============  ============


See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited in thousands)

                                                     Three Months                    Six Months
                                                  Ended September 30,            Ended September 30,
INTEREST INCOME                                  2000            1999             2000           1999
                                              -----------    -----------      -----------    -----------
Loans                                           $ 66,536       $ 53,392         $188,678      $156,297
Securities:
    Taxable interest                            $ 26,393       $ 36,575         $ 96,732      $115,858

    Tax-exempt interest                            7,961          7,924           23,961        23,373
                                              -----------    -----------      -----------    -----------
        Total securities income                 $ 34,354       $ 44,499         $120,693      $139,231
Federal funds and resell agreements                5,714          1,667           11,421         3,392
Trading securities and other                       1,260          1,010            3,625         2,536
                                              -----------    -----------      -----------    -----------
            Total interest income               $107,864       $100,568         $324,417      $301,456
                                              -----------    -----------      -----------    -----------

INTEREST EXPENSE
Deposits                                        $ 32,996       $ 29,944         $ 99,821      $ 90,877
Federal funds and repurchase
    agreements                                    14,195         15,457           46,566        41,036
Short-term debt                                    1,322              9            1,801            64
Long-term debt                                       491            704            1,538         2,132
                                              -----------    -----------      -----------    -----------
        Total interest expense                  $ 49,004       $ 46,114         $149,726      $134,109
                                              -----------    -----------      -----------    -----------

Net interest income                             $ 58,860       $ 54,454         $174,691      $167,347
Provision for loan losses                          2,513          1,966            6,549         6,921
                                              -----------    -----------      -----------    -----------
            Net interest income after provision $ 56,347       $ 52,488         $168,142      $160,426
                                              -----------    -----------      -----------    -----------

NONINTEREST INCOME
Trust income                                    $ 14,132       $ 13,600         $ 42,982      $ 40,005
Securities processing                              4,797          3,463           14,625        10,743
Trading and investment banking                     4,180          4,628           13,717        15,882
Service charges on deposits                       11,963         11,245           37,074        34,661
Other service charges and fees                     7,584          8,006           21,133        20,674
Bankcard fees                                      4,106          3,245           10,984         9,210
Net investment security gains (losses)                (1)           478               11           537
Other                                              2,557          1,792            7,212         5,031
                                              -----------    -----------      -----------    -----------
        Total noninterest income                $ 49,318       $ 46,457         $147,738      $136,743
                                              -----------    -----------      -----------    -----------

NONINTEREST EXPENSE
Salaries and employee benefits                  $ 46,737       $ 42,281         $136,831      $124,104
Occupancy, net                                     6,637          5,920           18,734        16,745
Equipment and software                            12,372          9,913           35,000        27,452
Supplies and services                              5,588          5,225           16,475        16,133
Marketing and business development                 5,500          3,569           14,483        10,277
Processing fees                                    3,822          3,089           11,890        10,708
Legal and consulting                               2,018          1,048            4,765         4,002
Amortization of premium on purchased banks         1,767          1,771            5,401         5,312
Other                                              5,645          5,579           16,889        16,501
                                              -----------    -----------      -----------    -----------
        Total noninterest expense               $ 90,086       $ 78,395         $260,468      $231,234
                                              -----------    -----------      -----------    -----------
Minority interest in loss of consolidated sub.  $  6,520       $      0         $ 11,514             0
                                              -----------    -----------      -----------    -----------
Income before income taxes                      $ 22,099       $ 20,550         $ 66,926      $ 65,935
Income tax provision                               5,769          5,065           17,394        17,752
                                              -----------    -----------      -----------    -----------
            NET INCOME                          $ 16,330       $ 15,485         $ 49,532      $ 48,183
                                              ===========    ===========      ===========    ===========

PER SHARE DATA
Net income - Basic                                $ 0.77         $ 0.72          $  2.32        $ 2.20
Net income - Diluted                              $ 0.77         $ 0.72          $  2.32        $ 2.20
Dividends                                         $ 0.20         $ 0.18          $  0.60        $ 0.55

Weighted average shares outstanding           21,199,077     21,616,622       21,309,675    21,862,614

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited in thousands)

                                                                                  Three Months Ended
                                                                                     September 30,

                                                                             -----------------------------
                                                                                2000               1999
                                                                             ------------      -----------
Operating Activities

Net Income                                                                  $    49,532        $   48,183
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                 6,549             6,921
        Depreciation and amortization                                            27,603            20,004
        Deferred income taxes                                                       357              (824)
        Net (increase) decrease in trading securities                            11,824           (38,710)
        Gains on sales of securities available for sale                             (11)             (537)
        Amortization of securities premiums,
            net of discount accretion                                            (1,444)          (20,930)
        Earned ESOP shares                                                        1,875             1,875
        Changes in:
               Accrued income                                                    (2,666)          (11,386)
               Accrued expenses and taxes                                        11,802             8,884
        Other, net                                                               26,342            52,798
                                                                            ------------       -----------
            Net cash provided by (used in) operating activities             $   131,763        $   66,278
                                                                            ------------       -----------

Investing Activities

Proceeds from maturities of investment securities                           $    65,266        $   58,439
Proceeds from sales of securities available for sale                             45,831           247,896
Proceeds from maturities of securities available for sale                     6,042,571         7,789,242
Purchases of investment securities                                              (50,688)         (110,405)
Purchases of securities available for sale                                   (4,651,977)       (7,284,423)
Net increase in loans                                                          (263,273)         (123,435)
Net decrease in fed funds and resell agreements                                (239,051)         (140,957)
Purchases of bank premises and equipment                                        (31,604)          (47,802)
                                                                            ------------       -----------
            Net cash provided by  investing activities                      $   917,075        $  388,555
                                                                            ------------       -----------

Financing Activities

Net decrease in demand and savings deposits                                 $  (105,682)       $ (521,429)
Net decrease in time deposits                                                  (363,898)         (253,260)
Net increase (decrease)  in fed funds/ repurchase agreements                   (638,552)          (23,100)
Net increase in short term borrowings                                           161.944           151,074
Proceeds from long term debt                                                      2,615             3,900
Repayment of long term debt                                                     (12,739)           (4,989)
Cash dividends                                                                  (12,878)          (12,036)
Proceeds from exercise of stock options                                              74               230
Purchases of treasury stock                                                     (14,479)          (30,309)
                                                                            ------------       -----------
           Net cash used in financing activities                            $  (983,595)       $ (689,919)
                                                                            ------------       -----------

Decrease in cash and due from banks                                         $    65,243        $ (235,086)
Cash and due from banks at beginning of year                                    766,108           850,532
                                                                            ------------       -----------
Cash and due from banks at end of period                                    $   831,351        $  615,446
                                                                            ============       ===========


See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                           Accumulated
                                                                              Other
                                          Common    Capital    Retained   Comprehensive   Treasury    Unearned
                                           Stock    Surplus    Earnings   Income (Loss)     Stock       ESOP        Total
                                         ------------------------------------------------------------------------------------

 Balance - January 1, 1999                $24,490   $ 608,934  $ 175,005     $ 13,693    $ (149,363)   $ (9,992)   $ 662,767
 Net income                                     -           -     48,183            -             -           -       48,183
 Comprehensive income,net of tax
   Unrealized loss on securities of
   $19,173 net of reclassification adj.
   for losses included in net income
   of $537.                                     -           -          -      (18,636)            -           -      (18,636)
                                                                                                                  -----------
 Total comprehensive income                                                                                           29,547
 Cash Dividends                                 -           -    (12,036)           -             -           -      (12,036)
 Earned ESOP shares                             -           -          -            -             -       1,875        1,875
 Purchase of treasury stock                     -           -          -            -       (30,309)          -      (30,309)
 Exercise of stock options                      -         (42)         -            -           272          -           230
                                         ------------------------------------------------------------------------------------

 Balance - September, 1999                $24,490   $ 608,936  $ 199,637     $ (2,406)   $ (176,933)   $ (8,742)   $ 644,982
                                         ====================================================================================



 Balance - January 1, 2000                $26,472   $ 683,410  $ 148,728     $(12,836)   $ (183,292)   $ (7,491)   $ 654,991
 Net income                                     -           -     49,532            -             -           -       49,532
 Comprehensive income, net of tax
   Unrealized gain on securities of
   $6,854 net of reclassification adj.
   for gains included in net income
   of $11.                                      -           -          -        6,843             -           -        6,843
                                                                                                                  -----------
 Total comprehensive income                                                                                           56,375
 Cash dividends                                 -           -    (12,878)           -             -           -      (12,878)
 Earned ESOP shares                             -           -          -            -             -       1,875        1,875
 Purchase of treasury stock                     -           -          -            -       (14,479)          -      (14,479)
 Exercise of stock options                      -         (44)         -            -           118           -           74
                                         ------------------------------------------------------------------------------------

 Balance - September, 2000                $26,472   $ 683,366  $ 185,382      $(5,993)   $ (197,653)   $ (5,616)   $ 685,958
                                         ====================================================================================



 See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000


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

2.       Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted earnings per share takes into account the dilutive effect of 23,382 and 37,885 shares issuable under options granted by the Company at June 30, 2000 and 1999, respectively.

3.       Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the six months ended September 30, 2000 and 1999 (in thousands):

                                                 Nine Months Ended September 30,
                                                     2000               1999
                                                     ----               ----
Balance January 1                                  $31,193             $33,169
Additions:
Provision for loan losses                            6,549               6,921
                                                   --------            --------
Total Before Deductions                             37,742              40,090
                                                   --------            --------
Deductions:
Charge-offs                                         (8,179)             (9,618)
Less recoveries on loans previously charged-off      2,529               2,395
                                                   --------            --------
Net charge-offs                                     (5,650)             (7,223)
                                                   --------            --------
Balance, September, 2000                           $32,092             $32,867
                                                   ========            ========

At September 30, 2000 the amount of loans that are considered to be impaired under SFAS No. 114 was $5,620,000 compared to $4,809,000 at December 31, 1999 and $8,145,000 at September 30, 1999. At September 30, 2000 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $1,008,000 of loans for which the related allowance is $658,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $4,612,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. The average recorded investment in impaired loans during the period ended September 30, 2000 was approximately $5,002,000.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

4.       Segment Reporting:

Public enterprises are required to report certain information concerning operating segments in annual and interim financial statements. Operating segments are considered to be components of an enterprise for which separate financial information is available and evaluated regularly by key decision-makers for purposes of allocating resources and assessing performance. During 1999, the Company merged several affiliate banks into the lead bank, which change the manner in which various segments are evaluated and managed. The Company has defined its operations into the following segments:

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


                                               Three Months Ended September 30,
                                                        2000             1999
      Revenues
      Commercial Banking                           $   32,237      $   21,193
      Trust and Securities Processing                  18,112          16,773
      Investment Banking and Brokerage                  2,273           9,081
      Community Banking                                60,284          55,172
      Other                                             1,338           4,142
      Less:   Intersegment revenues                    (8,579)         (7,686)
                                                   -----------     -----------
             Total                                 $  105,665      $   98,945
                                                  ===========      ===========
      Net Income (loss)
      Commercial Banking                           $   13,552      $    7,585
      Trust and Securities Processing                   3,447           3,423
      Investment Banking and Brokerage                 (3,031)          1,425
      Community Banking                                 1,213           4,225
      Other                                                 -               -
      Less:  Intersegment (income) loss                 1,149          (1,173)
                                                   -----------     -----------
              Total                                $   16,330      $   15,485
                                                   ===========     ===========
      Total Average Assets
      Commercial Banking                           $1,987,650      $1,695,860
      Trust and Securities Processing                  20,568          20,672
      Investment Banking and Brokerage              2,222,745       1,855,283
      Community Banking                             3,203,284       3,631,758
      Other                                           257,763         363,728
      Less:   Intersegment assets                    (285,446)       (191,143)
                                                   -----------     -----------
              Total                                $7,406,564      $7,376,158
                                                   ===========     ===========

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

5.       Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company

6.       New Accounting Pronouncements:

In June, 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June, 1999, the Financial Accounting Standards Board issued SFAS No. 137 which deferred the effective date of SFAS No. 133. In June, 2000, the Financial Accounting Standards Board issued SFAS No. 138, which amended some of the provisions of SFAS No. 133. This standard requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statement is effective for the Company's financial statements for the fiscal year beginning January 1, 2001. The Company is in the process of inventorying its derivative instruments, however management does not expect them to have a material impact.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101"), "Revenue Recognition in Financial
Statements." SAB 101 provides guidance on revenue recognition policies and procedures. The Company adopted the provisions during the first quarter of the current year and determined it does not have a material impact on its consolidated financial statements as and for the year ending December 31,2000.

7.       New  Subsidiary:

During the first quarter of 2000, the Company's lead bank formed a subsidiary under the name eScout.com LLC (eScout), minority interests in which were acquired by several outside investors. eScout's function is to serve as an electronic commerce network for UMB's commercial customers, correspondent banks and their commercial customers, and other banks and small businesses. According to the terms of eScout's operating agreement any initial operating losses are to be allocated to the outside minority investors. Therefore results of eScout's start up and initial operations are not anticipated to have a material impact on the results or operations of the Company.

                            UMB FINANCIAL CORPORATION
                        AVERAGE BALANCES/YIELDS AND RATES
                      (tax-equivalent basis) (in thousands)


                                                .   Three Months Ended September 30,
                                                  2000                        1999
                                           Average     Average         Average    Average
Assets                                     Balance    Yield/Rate       Balance   Yield/Rate
                                        ------------------------     -----------------------

Loans, net of unearned interest           $ 2,998,293      8.43 %    $ 2,579,725       8.13 %
Securities:
  Taxable                                 $ 2,205,211      5.86      $ 2,863,170       5.41
  Tax-exempt                                  742,709      6.37          729,763       6.26
                                        ------------------------     -----------------------

    Total securities                      $ 2,947,920      5.99      $ 3,592,933       5.58
Federal funds and resell agreements           230,428      6.62           97,006       4.67
Other earning assets                           74,718      6.63           63,757       5.58
                                        ------------------------     -----------------------

    Total earning assets                  $ 6,251,359      7.19      $ 6,333,421       6.61
Allowance for loan losses                     (31,495)                   (32,824)
Other assets                                1,186,700                  1,075,561
                                        --------------               ------------

Total assets                              $ 7,406,564                $ 7,376,158
                                        ==============               ============


Liabilities and Shareholders' Equity

Interest-bearing deposits                 $ 3,489,803      3.82 %    $ 3,605,516       3.37 %
Federal funds and repurchase agreements     1,118,491      5.56        1,255,226       4.37
Borrowed funds                                 69,623      6.41           43,383       6.77
                                        ------------------------     -----------------------

    Total interest-bearing liabilities    $ 4,677,917      4.28      $ 4,904,125       3.66
Noninterest-bearing demand deposits         1,945,187                  1,731,064
Other liabilities                             115,031                     83,543
Shareholders' equity                          668,429                    657,426
                                        --------------               ------------

    Total liabilities & shareholders'
    equity                                $ 7,406,564                $ 7,376,158
                                        ==============               ============



Net interest spread                                        2.91 %                      2.95 %
Net interest margin                                        3.99                        3.78


                            UMB FINANCIAL CORPORATION
              ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                      (tax-equivalent basis) (in thousands)


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                   Three Months Ended                           Six Months Ended
                                                September 30, 2000 vs. 1999                 September 30, 2000 vs. 1999

                                      ------------------------------------------    ------------------------------------------
                                           Volume          Rate           Total        Volume          Rate           Total
                                      ------------------------------------------    ------------------------------------------
Change in interest earned on:
    Loans                                 $ 9,722        $  3,404       $13,126      $  26,362        $  5,991      $  32,353
    Securities:
        Taxable                           (12,592)          2,410       (10,182)       (28,196)          9,070        (19,126)
        Tax-exempt                            (95)            304           209            627             639          1,266
    Federal funds sold                      3,116             931         4,047          6,164           1,865          8,029
    Other                                      16             226           242            500             551          1,051
                                      ------------   -----------   ------------      ------------   -----------   -----------
            Interest income               $   167        $  7,275       $ 7,442      $   5,457        $ 18,116      $  23,573
                                       ------------   -----------   ------------      ------------   -----------   -----------


Change in interest paid on:
    Interest-bearing deposits             $(1,620)       $  4,672       $ 3,052      $  (2,978)       $ 11,922      $   8,944
    Federal funds purchased                (5,016)          3,754        (1,262)        (4,811)         10,341          5,530
    Borrowed funds                          1,103              (3)        1,100          1,266            (123)         1,143
                                       ------------   -----------   ------------      ------------   -----------   -----------
            Interest expense              $(5,533)       $  8,423       $ 2,890         (6,523)         22,140         15,617

                                       ------------   -----------   ------------      ------------   -----------   -----------
Net interest income                       $ 5,700        $ (1,148)      $ 4,552         11,980          (4,024)         7,956
                                       ============   ============  ============      ============   ============  ============

                         ANALYSIS OF NET INTEREST MARGIN


                                                     Three Months Ended                        Three Months Ended
                                                     September 30, 2000                        September 30, 2000

                                       -----------------------------------------     -----------------------------------------
                                          2000          1999            Change           2000         1999          Change
                                       -----------------------------------------     -----------------------------------------
Average earning assets                  $ 5,998,632    $ 6,208,910     $(210,278)    $ 6,251,359   $  6,333,421   $ (82,062)
Interest-bearing liabilities              4,401,482      4,892,276      (490,794)      4,677,917      4,904,125    (226,208)
                                        ------------  ------------     -----------  -----------   ------------   -----------

Interest free funds                     $ 1,597,150    $ 1,316,634      $280,516     $ 1,573,442   $  1,429,296   $ 144,146
                                        ===========    ===========     =========     ===========    ===========   =========

Free funds ratio                              26.63 %        21.21 %        5.42 %         25.17 %        22.57 %      2.60 %
    (free funds to earning assets)

Tax-equivalent yield on earning assets         7.42 %         6.67 %        0.75 %          7.19 %         6.61 %      0.58 %
Cost of interest-bearing liabilities           4.43           3.74          0.69            4.28           3.66        0.62
                                              -------        -------       -------         -------         -------     -------

Net interest spread                            2.99 %         2.93 %       (0.06)%          2.91 %         2.95 %     (0.04)%
Benefit of interest free funds                 1.18           0.80          0.38            1.08           0.83        0.25
                                              -------        -------       -------         -------         -------    -------

Net interest margin                            4.17 %         3.73 %        0.44%           3.99 %         3.78 %      0.21 %
                                              =======        =======       =======         =======         =======    =======


                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended September 30, 2000. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

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

Summary

The Company earned net income of $16,330,000 for the three months ended September 30, 2000, compared to $15,485,000 for the same period a year earlier. This represents per share earnings of $0.77 for the third quarter of 2000 compared to $0.72 for the third quarter of 1999. For the nine-month period ended September 30, 2000 the Company reported net income of $49,532,000, compared with $48,183,000 for the same period in 1999. Earnings per share for the nine months ended September 30, 2000 were $2.32, compared to $2.20 for the same period the prior year, an increase of 5.45%.

The Company's improved performance has been driven by loan growth, increases in non-interest income and improved credit quality, which allowed for a reduction in the provision for loan losses on a year-to-date basis. During the first nine months of 2000, non-interest income increased by over 8 percent over the same period of 1999. This improvement was fueled by increases in trust fees, income from securities processing and fees related to cash management. The Company's operating expenses increased by 12.6 percent for the first nine months of 2000. Most of this increase was driven by costs associated with capital investments and growth initiatives implemented during 1999. Net interest income and non-interest income and expense include the results of operations of eScout.com, LLC, a majority-owned subsidiary of the Company. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are eliminated through minority interest in loss of consolidated subsidiary.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

Results of Operations

Results of Operations

For the three months ended September 30, 2000, the Company earned net interest income of $58,860,000 compared to $54,454,000 for the third quarter of 1999. On a year-to-date basis, net interest income increased to $174,691,000 for the first nine months of 2000, compared to $167,347,000 for the same period last year. The Company achieved and should continue to see increases in net interest income as a result of both sustained loan growth and more favorable interest rates. Year-to-date average loans as of September 30, 2000, totaled $2.998 billion, an increase of more than 16 percent from the total one year earlier. This loan growth, coupled with an overall increase in interest rates allowed the Company to achieve a net interest margin of 3.99 compared to 3.78 percent one year earlier. For the third quarter of 2000 the net interest margin increased to
4.17 percent compared to 3.73 for the third quarter of 1999. The yield on the Company's investment portfolio for 2000 also increased on both a quarterly and year-to-date basis from the period year, however the average balance on investment securities decreased in both periods.

The Company's loan loss provision for the third quarter of 2000 was $2,513,000 compared to $1,966,000 for the same period of 1999. The year-to-date loan loss provision for the Company in 2000 was $6,549,000 compared to $6,921,000 for 1999. The decrease in provision for loan loss on a yearly basis was due to a combination of decreases in net loan charge-offs and a decrease in non-performing loans. For the three months ended September 30, 2000 the net loan charge-offs were $2,245,000, compared to $1,492,000 for the same period in 1999. Net loan charge-offs in the first nine months of 2000 were $5,650,000 compared to $7,223,000 for the same period last year. The majority of the charge-offs in both periods was from Bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non-interest income totaled $49,318,000 for the third quarter of 2000 compared to $46,457,000 for the same period of 1999. For the first nine months of 2000, non-interest income increased to $147,738,000 from $136,743,000 for the prior year, an increase of 8.0 percent. Nearly all categories of fee income, other than trading and investment banking, experienced growth for the quarter and year to date. The largest areas of increases were from trust and securities processing, which showed a combined increase of 13.5% from the same period one year earlier. Fee income from deposit services, cash management services and bankcard fees also increased as the Company continued its efforts to grow these revenue sources, which do not carry the credit and interest rate risk of interest-based revenue.

Non-interest expense was $90,086,000 for the three months ended September 30, 2000 compared to $78,395,000 for the same period of 1999. For the first nine months of 2000 non-interest expense was $260,468,000 compared to $231,234,000 for the first nine months of 1999. The major factors driving the increase in the Company's non-interest expense, for both periods, were higher staffing costs and an increase in equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, have contributed to the increase in salaries and employee benefits. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrades of core operating systems. The benefits of the new initiatives and upgrades implemented in 1999 are partially underway and should be more fully realized throughout the year. Both periods also showed increases in occupancy, marketing and business development. During both periods, but especially during the second quarter, the Company's non-interest expense has been impacted by the start-up of its e-commerce subsidiary venture eScout.com LLC. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are reflected as minority interest in loss of consolidated subsidiary. The prudent management of non-interest expense will continue to be a priority for the Company.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000


Financial Condition

Total assets at September 30, 2000 were $7.253 billion compared to $7.022 billion at September 30, 1999 and $8.131 billion at December 31, 1999. Loans, net of unearned interest, increased to $3.099 billion as of September 30, 2000 compared to $2.675 billion at September 30, 1999 and $2.841 billion at December 31, 1999. This increase in loans reflects the Company's continuing efforts to expand loan growth despite a very competitive loan market in which the Company operates. Total investment securities decreased to $2.459 billion as of September 30, 2000 compared to $3.047 billion at September 30, 1999 and $3.898 billion at December 31, 1999. During the nine months ended September 30, 2000, the investment securities portfolio provided the primary source of funding for the increase in loans. Total deposits increased to $5.454 billion at September 30, 2000 compared to $5.130 billion at September 30, 1999, and decreased from $5.924 billion at December 31, 1999. The deposit balances have increased marginally from the prior year. The decrease from year-end totals reflects the outflow of public funds balances on deposit at December 31, 1999.

Non accrual and restructured loans totaled $6,905,000, 0.22% of loans, at September 30, 2000 compared to $9,360,000, 0.35% of loans, at September 30, 1999, and $6,292,000 at December 31, 1999, 0.22% of loans. Loans past due 90 days or more were $8,681,000, 0.28% of loans at September 30, 2000, compared to $9,562,000, 0.36% of loans at September 30, 1999, and $4,998,000 at December
31,1999, 0.18% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At September 30, 2000 the Company's allowance for loan losses was $32,092,000 or 1.04% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At September 30, 2000, the Company's average loan to deposit ratio was 55.2% compared to 48.3% at September 30, 1999. At September 30, 2000, the average life of the securities portfolio was 22 months with 39% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $686 million at September 30, 2000 compared to $652 million at September 30, 1999 and $655 million at year-end 1999. During the twelve months ended September 30, 2000 the Company increased its treasury stock holdings by $18.3 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At September 30, 2000, the net unrealized loss on securities available for sale was $6.0 million, compared to $4.9 million at September 30, 1999 and $12.8 million at December 31, 1999.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of September 30, 2000.


                               Net Portfolio Value

 Rates in Basis Points                       Dollar       Percentage
     (Rate Shock)             Amount         Change         Change
----------------------      -----------    ----------     ----------
         200                $1,669,258     $  3,812           0.23 %
         100                 1,674,506        9,060           0.54 %
        Static               1,665,446            -              - %
        (100)                1,600,222      (65,224)         (3.92)%
        (200)                1,529,826     (135,620)         (8.14)%

The Company's capital position is summarized in the table below and exceeds regulatory requirements.

                                                Six Months Ended
                                                  September 30,

RATIOS                                         2000           1999
------                                         ----           ----
Return on average assets                       0.89  %        0.86  %
Return on average equity                       9.90           9.80
Average equity to assets                       9.02           8.91
Tier 1 risk-based capital ratio               16.02          16.44
Total risk-based capital ratio                16.80          17.33
Leverage ratio                                 9.36           8.40

Per Share Data

Earnings Basic                              $  2.32        $  2.20
Earnings Diluted                            $  2.32        $  2.20
Cash Dividends                              $  0.60        $  0.54
Dividend payout ratio                         25.86  %       24.55  %
Book value                                  $ 32.36        $ 30.20

                            UMB FINANCIAL CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000


PART II.  Other Information

         Item 6.  Exhibits and Reports on form 8-K

                  a) The following exhibit is filed herewith:
                  27-Article 9 of Regulation S-X Financial Data Schedule for September 30, 2000 Form 10-Q.

                  b) Reports on Form 8-K:
                  The Company filed no report on Form 8-K during the quarter ended September 30, 2000.

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

Date:  November 14, 2000