Form 10-K
period 2000-12-31
UMB FINANCIAL CORP
filed 2001-03-30
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

( Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2000

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission file number: 0-4887

UMB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Incorporated pursuant to the Laws of Missouri State

Internal Revenue Service — Employer Identification No. 43-0903811

1010 Grand Avenue
Kansas City, Missouri 64106
(Address of principal executive offices and zip code)

(816) 860-7000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No ___

As of February 28, 2001, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $585,050,000 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2001
Common Stock, $1.00	Par Value 21,148,897

DOCUMENTS INCORPORATED BY REFERENCE
Company's 2001 Proxy Statement dated March 12, 2001 - Part III

INDEX

Item	Page

PART I

1. Business	3
2. Properties	6
3. Legal Proceedings	6
4. Submission of Matters to a Vote of Security Holders	6

PART II

5. Market for the Registrant's Common Equity and Related Stockholder Matters	6
6. Selected Financial Data	6
7. Management's Discussion and Analysis of Financial Condition and Results of Operations	6
7a. Quantitative and Qualitative Disclosure about Market Risk	6
8. Financial Statements and Supplementary Data	7
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	7
10. Audit Committee Report	7

PART III

11. Directors and Executive Officers of the Registrant	7
12. Executive Compensation	7
13. Security Ownership of Certain Beneficial Owners and Management	7
14. Certain Relationships and Related Transactions	7

PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	8-9
Signatures	9-10
Financial Information	13-54

PART I

ITEM 1. BUSINESS

General

    UMB Financial Corporation (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns all of the outstanding stock of 5 commercial banks, a credit card bank, a bank real estate corporation, a reinsurance company, a community development corporation, a consulting company and a data services company.

    The Company's 5 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 2 each located in Missouri, one each in Kansas, Colorado and Nebraska, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 2000, is included on page A-54 of the attached

    UMB, U.S.A. n.a. is a credit card bank located in Nebraska. UMB, U.S.A. n.a. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

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

On a full-time equivalent basis at December 31, 2000, UMB Financial Corporation and subsidiaries employed 3,974 persons.
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

    Four of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the Comptroller of the Currency. UMB, U.S.A. n.a., a credit card bank, is located in the state of Nebraska and is subject to supervision and examination by the Comptroller of the Currency. The other remaining bank is chartered under the state banking laws of Missouri and is subject to supervision and regular examination by the Missouri Commissioner of Finance. In addition, the national banks are subject to examination by The Federal Reserve System. All affiliate banks are members of and subject to examination by the Federal Deposit Insurance Corporation.

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

Information regarding capital adequacy standards of the Federal banking regulators is included on pages 25, 26, 40 and 41 of the attached Appendix, and is incorporated herein by reference.
Information regarding dividend restrictions is on page 40 of the attached Appendix, incorporated herein by reference.
Statistical Disclosure
    The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout pages 13 through 30 of the attached Appendix under the captions of "Five-Year Financial Summary" and "Financial Review," and such information is incorporated herein by reference.

Executive Officers
    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
R. Crosby Kemper	74	Senior Chairman of the Boards since January 2001. Chairman of the Board from 1972 to January 2001. Chairman and Chief Executive Officer of UMB Bank, n.a. (a subsidiary of the Company) from 1971 Through 1995, and as Chairman through January, 1997.

Alexander C. Kemper	35	A son of R. Crosby Kemper. President and CEO of eScout.com LLC (a subsidiary of UMB Bank n.a.). President of the Company from 1995 to 2000 and as CEO from 1999 to 2000. President of UMB Bank, n.a. from 1994, President and Chief Executive Officer from 1996, and as Chairman, President and Chief Executive Officer from 1997 to 2000.

Peter J. Genovese	54	President of the Company since 2000. Vice Chairman of the Board since 1982. Chairman and Chief Executive Officer of UMB Bank of St. Louis, n.a. (a former subsidiary of the Company) from 1979 to 1999.
R. Crosby Kemper III	50	A son of R. Crosby Kemper. Chairman and CEO of the Company and Chairman and CEO of UMB Bank n.a. since January 2001. Vice Chairman of the Board from 1995 to 2001. President of UMB Bank of St. Louis, n.a. from 1993 to 1999. Executive Vice President of UMB Bank, n.a. prior thereto.

J. Lyle Wells, Jr.	73	Vice Chairman of the Board of the Company since 1993. Vice Chairman of the Board of UMB Bank, n.a. since 1982.
Royce M. Hammons	55	President and Chief Executive Officer of UMB Oklahoma Bank (a subsidiary of the Company) since 1987.
Richard A. Renfro	66	President of UMB National Bank of America, Salina, Kansas, (a subsidiary of the Company) since 1986.
James A. Sangster	46	President of UMB Bank, n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1993 to 1999. Executive Vice President prior thereto.
William C. Tempel	62	Divisional Executive Vice President of UMB Bank, n.a. since 1997, Having previously served as President and Chief Executive Officer of UMB Bank Kansas (a former subsidiary of the Company).
Douglas F. Page	57	Executive Vice President of the Company since 1984 and Divisional Executive Vice President, Loan Administration, of UMB Bank, n.a. Since 1989.
Timothy M. Connealy	43	Chief Financial Officer since 1994. Chief Financial Officer of UMB Bank Kansas prior thereto.
James C. Thompson	58	Divisional Executive Vice President of UMB Bank, n.a. since July, 1994. Executive Vice President of UMB Bank of St. Louis, n.a. since 1989.
E. Frank Ware	56	Executive Vice President of UMB Bank, n.a. since 1985.
James D. Matteoni	58	Chief Information Officer of UMB Bank, n.a. since 1996.
Dennis R. Rilinger	53	Divisional Executive Vice President and General Counsel of UMB Bank, n.a. since 1996.
Mark A. Schmidtlein	41	Vice Chairman of UMB Bank n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1996 to 1999. Senior Vice President prior thereto.
Dennis L. Triplett	54	Divisional Executive Vice President of UMB Bank, n.a. since 1995. Regional Bank President prior thereto.
Shelia Kemper Dietrich	44	A daughter of R. Crosby Kemper. Executive Vice President of UMB Bank, n.a. since 1993.
David D. Kling	54	Divisional Executive Vice President of UMB Bank, n.a. since 1997.
J. Mariner Kemper	28	A son of R. Crosby Kemper. Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. President of UMB Bank Colorado from 1997 to 2000.
Matt S. Moyer	42	President and Chief Executive Officer of UMB Bank Omaha, n.a. since 1997.
Peter F. Mackie	59	Vice Chairman - Trust Sales of the Company since 2000.
Lisa A. Zacharias	38	Senior Vice President and Director of Human Resources of the Company since 2000.

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

    At December 31, 2000 the Company's affiliate banks operated a total of 5 main banking houses and 165 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank.

    The Company constructed an 180,000 square foot operations CENTER in downtown Kansas City, Missouri. This building houses the Company operational and item processing functions as well as management information systems. Occupancy began in the second quarter of 1999.

Additional information with respect to premises and equipment is presented on page 39 of the attached Appendix, which is incorporated herein by reference.
In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

    In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 2000. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's stock is traded on the NASDAQ National Market System under the symbol "UMBF." As of December 31, 2000, the Company had 2,302 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page 30 of the attached Appendix and is hereby incorporated by reference.

    Information concerning restrictions on the ability of Registrant to pay dividends and Registrant's subsidiaries to transfer funds to Registrant is contained on page 28 of the attached Appendix and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

See the "Five-Year Financial Summary" on page 13 of the attached Appendix, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the "Financial Review" on pages 13 through 30 of the attached Appendix, which is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the "Financial Review" on pages 27 to 28 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:
Consolidated Financial Statements - pages 31 through 50.
Summary of Operating Results by Quarter - page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10. AUDIT COMMITTEE REPORT

Information regarding the audit committee report is included in the Company's 2001 Proxy Statement under the captions "Audit Committee Report" and is hereby incorporated by reference.

PART III

ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the audit committee report is included in the Company's 2001 Proxy Statement under the captions "Audit Committee Report" and is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 12. EXECUTIVE COMPENSATION

    This information is included in the Company's 2001 Proxy Statement under the captions "Executive Compensation," "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation," "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
This information is included in the Company's 2001 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.
Security Ownership of Management
    This information is included in the Company's 2001 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included in the Company's 2001 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules
Set forth below are the consolidated financial statements of the Company appearing on the indicated pages of the attached Appendix, which are hereby incorporated by reference.

    Condensed financial statements for parent company only may be found on page 49. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable

Reports on Form 8-K
The Company did not file a report on Form 8-K during the fourth quarter of 2000.
Exhibits
The following Exhibit Index lists the Exhibits to Form 10-K.
Exhibit Number	Description
(3a)	Articles of incorporation filed as Exhibit 3a to Form S-4, Registration No. 33-56450*
(3b)	Bylaws filed as Exhibit 3b to Form S-4, Registration No. 33-56450*
(4)	Description of the Registrant's common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10, dated March 5, 1993.* The Registrant's Articles of Incorporation and Bylaws are attached as Exhibits 3(a) and 3(b), respectively, to the Registrant's Registration Statement on Form S-4 (Commission file no. 33-56450) and are incorporated herein by reference in response to Exhibit 3 above. The following portions of those documents define some of the CENTERs of the holders of the Registrant's common stock, par value $1.00 per share: Articles III (authorized shares), "X" (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (Election and Removal of Directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article VIII of the Bylaws.

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

(10b)	1992 Incentive Stock Option Plan filed as Exhibit 28 to Form S-8, Registration No. 33-58312*
(10c)	An Agreement and Plan of Merger between United Missouri Bancshares, Inc. and CNB Financial Corporation filed as Exhibit 2 to the Registrant's current report on Form 8-K dated October 28, 1992*
(10d)	Indenture between United Missouri Bancshares, Inc., Issuer and NBD Bank, N.A., Trustee, filed as Exhibit 4a to Form S-3, Registration No. 33-55394*
(11)	Statement regarding computation of per share earnings*
(12)	Statement regarding computation of earnings to fixed charges*
(21)	Subsidiaries of the Registrant*
(24)	Powers of Attorney*
*Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION /s/ R. Crosby Kemper III R. Crosby Kemper III Chairman and CEO /s/ Timothy M. Connealy Timothy M. Connealy, Chief Financial Officer
Date: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Paul D. Bartlett* Paul D. Bartlett, Jr.	Director	Jack T. Gentry	Director
Thomas E. Beal* Thomas E. Beal	Director	Peter J. Genovese* Peter J. Genovese	Director
H. Alan Bell	Director	Richard Harvey	Director
William L. Bishop* William L. Bishop	Director	C.N. Hoffman, III* C.N. Hoffman, III	Director
David R. Bradley, Jr.* David R. Bradley, Jr.	Director	Alexander C. Kemper	Director
Newton A. Campbell* Newton A. Campbell	Director	R. Crosby Kemper III* R. Crosby Kemper III*	Director
William Terry Fuldner	Director	Daniel N. League, Jr.	Director
Tom J. McDaniel	Director	Thomas D. Sanders* Thomas D. Sanders	Director
William J. McKenna* William J. McKenna	Director	L. Joshua Sosland* L. Joshua Sosland	Director
John H. Mize, Jr.* John H. Mize, Jr.	Director	Herman R. Sutherland* Herman R. Sutherland	Director
Mary Lynn Oliver* Mary Lynn Oliver	Director	E. Jack Webster, Jr.* E. Jack Webster, Jr.	Director
Robert W. Plaster* Robert W. Plaster	Director	John E. Williams* John E. Williams.	Director
Kris A. Robbins* Kris A. Robbins	Director	Thomas J. Wood III* Thomas J. Wood III*	Director
Alan W. Rolley* Alan W. Rolley*	Director
*/s/ R. Crosby Kemper Director R. Crosby Kemper Attorney-in-Fact for each director
Date: March 29, 2001

UMB FINANCIAL CORPORATION INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Page
Consolidated Balance Sheet	31
Consolidated Statement of Income	32
Consolidated Statement of Cash Flows	33
Consolidated Statement of Shareholders' Equity	34
Notes to Financial Statements	35-50
Independent Auditors' Report	51
Selected Financial Data ("Five-Year Financial Summary")	13
Management's Discussion and Analysis of Financial Condition and Results of Operation ("Financial Review")	14-30

FIVE - YEAR FINANCIAL SUMMARY (in thousands except per share data)

2000	1999	1998	1997	1996

Earnings
Interest income	$ 430,812	$ 407,388	$ 409,625	$ 393,329	$ 372,077
Interest expense	196,377	183,323	187,092	171,794	164,581
Net interest income	234,435	224,065	222,533	221,535	207,496
Provision for loan losses	9,201	8,659	10,818	11,875	10,565
Noninterest Income	196,680	184,122	164,152	144,883	135,407
Noninterest expense	353,244	312,476	299,891	264,742	246,808
Minority interest in loss of subsidiary	19,437	-	-	-	-
Net income	65,111	64,077	54,214	61,704	57,532

Average Balances
Assets	$7,289,098	$7,017,417	$7,439,411	$6,482,613	$6,137,232
Loans, net of unearned interest	3,004,754	2,615,978	2,640,933	2,649,023	2,437,829
Securities*	2,841,892	3,553,849	3,005,330	2,538,690	2,487,641
Deposits	5,364,754	5,348,341	5,318,351	4,929,799	4,667,956
Long-term debt	29,504	40,241	42,584	48,907	55,349
Shareholders' equity	676,243	657,326	650,078	598,631	574,343

Year-End Balances
Assets	$7,866,883	$8,130,142	$7,646,878	$7,052,988	$6,511,756
Loans, net of unearned interest	3,073,957	2,841,1502	2,559,136	2,786,031	2,557,641
Securities*	3,145,466	3,897,786	3,755,049	2,884,503	2,706,549
Deposits	5,935,204	5,923,935	5,896,804	5,546,997	5,190,534
Long-term debt	27,041	37,904	39,153	44,550	51,350
Shareholders' equity	702,934	654,991	662,767	624,236	582,477

Per Share Data
Earnings - basic	$ 3.06	$ 2.94	$ 2.42	$ 2.75	$ 2.50
Earnings - diluted	3.06	2.94	2.41	2.74	2.49
Cash dividends	0.80	0.73	0.73	0.69	0.65
Dividend payout ratio	26.14%	24.89%	30.17%	25.09%	26.00%
Book value	$ 33.16	$ 30.38	$ 29.71	$ 27.77	$ 25.57
Market price
High	39.00	42.22	58.64	49.55	36.15
Low	31.06	35.23	37.05	32.90	27.83
Close	37.38	37.75	41.71	49.55	35.06

Ratios
Return on average assets	0.89%	0.86%	0.77%	0.95%	0.94%
Return on average equity	9.63	9.75	8.34	10.31	10.02
Average equity to average assets	9.28	8.84	9.26	9.23	9.36
Total risk-based capital ratio	16.63	14.91	15.57	16.26	15.63

*Securities include investment securities and securities available for sale.

    The following financial review presents management's discussion and analysis of UMB Financial Corporation's consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ending December 31, 2000. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

    This financial review contains "forward-looking statements" regarding UMB Financial Corporation. The Company has based these forward-looking statements on its current expectations and projections about future events, based on the information currently available to it. Actual results could differ materially from management's current expectation. The forward-looking statements include among other things, statements relating to the Company's anticipated financial performance, business prospects, new developments, new strategies and similar matters. These forward-looking statements are subject to risks, uncertainties and assumptions that are beyond the Company's ability to control or estimate precisely, and that may affect the operations, performance, development and results of the Company's business and include, but are no limited to, the following: 1) changing demand for loans; 2) the ability of customers to repay loans; 3) changes in consumer savings habits; 4) increases in employee costs; 5) changes in interest rates; 6) competition from others, and 7) changes in economic conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this financial review may not prove correct.

Overview
    The Company recorded consolidated net income of $65.1 million for the year ended December 31, 2000. This represents a 1.6% increase over 1999 net income of $64.1 million. Net income for 1999 represented an 18.2% increase over 1998 results of $54.2 million. Earnings per share for the year ended December 31, 2000, were $3.06, compared to $2.94 in 1999 and $2.42 in 1998. Earnings per share for 2000 increased 4.1% over 1999 per share earnings, which had increased 21.5% over 1998. Both the net income and earnings per share results for 1998 were affected by a one-time charge for the termination and liquidation of the Company's defined benefit pension plan. Excluding this one time charge, 1998 net income was $59.0 million, or $2.64 per share. Earnings per share for 1999 represent an 11.4% increase over 1998 results, exclusive of the pension charge.

    The Company achieved modest growth in earnings in 2000. An increase in average loan balances generated net interest income growth in 2000 of 4.6%, while noninterest income increased by 6.8% over 1999. However, the growth in revenues only slightly exceeded the increases in expenses, excluding the impact of the Company's new subsidiary, eScout.com LLC (eScout). Though eScout's income and expenses are included in the Company's consolidated statement of income for 2000, the results of operations of the subsidiary are eliminated from the Company's net operating results as an adjustment to minority interest in loss of consolidated subsidiary. Consequently, the results of this subsidiary do not impact the net income or net income per share of the Company. Comparative results of operations excluding the impact of eScout are presented in Table 16. The increase in the Company's earnings for 1999, excluding the impact of the 1998 pension termination, was primarily the result of achieving growth in noninterest income of 12.2% and an improvement in credit quality which allowed for a reduction in the provision for loan losses. During 1999, the increase in noninterest income more than offset the increase in operating costs, while in 1998 the increase in noninterest income did not offset the increase in operating costs. Return on average assets was 0.89%, 0.86% and 0.77% for each of the years in the three year period ended December 31, 2000, respectively. Return on average shareholders' equity was 9.63% for 2000, 9.75% for 1999 and 8.34% for 1998. Excluding the 1998 pension termination charge, the Company's return on assets was 0.84% and return on equity was 9.07% for 1998. The Company's consolidated asset total was $7.9 billion at December 31, 2000, compared to $8.1 billion at year-end 1999 and $7.6 billion at year-end 1998. Average assets for 2000, 1999 and 1998 were $7.3 billion, $7.4 billion and $7.0 billion, respectively. Average loans as a percentage of average assets were 41.2% in 2000, 35.2% in 1999 and 37.6% in 1998. Average deposits were $5.4 billion in 2000 and $5.3 billion in 1999 and 1998.

Results of Operations
Net Interest Income
    Net interest income is a significant source of the Company's earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on the liabilities. Net interest income is affected by the volumes of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each. Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the prior two years. Net interest margin is calculated as net interest income on a fully tax-equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free funding sources. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 1996 through 2000 are presented in a table following the Footnotes to the Consolidated Financial Statements. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily obligations of state and local governments.

    FTE interest income increased by $23.9 million during 2000 to $446.8 million compared to $422.9 million in 1999. Interest income for 1999 represented a $1.0 million increase over the total for 1998 of $421.9 million. Interest expense in 2000 amounted to $196.4 million, a $13.1 million increase over 1999 expense of $183.3 million. Interest expense in 1999 decreased by $3.8 million from 1998 expense of $187.1 million. These changes resulted in an increase in net interest income for 2000 of $10.8 million to $250.4 million compared to $239.6 million for 1999 and $234.8 million in 1998.

TABLE 1
TAX - EQUIVALENT RATE - VOLUME ANALYSIS (in thousands)
This analysis attributes changes in net interest income on a tax-equivalent basis either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in interest due jointly to volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of change in each. All information is presented on a tax-equivalent basis and gives effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.

Average Volume	Average Rate	2000 vs. 1999	Increase (Decrease)

2000	1999	2000	1999	Volume	Rate	Total

				Change in interest earned on:
$3,004,754	$2,615,978	8.53%	8.14%	Loans	$ 32,789	$ 10,711	$ 43,500
				Securities:
2,105,720	2,820,009	5.88	5.47	Taxable	(41,345)	10,775	(30,570)
736,172	733,840	6.36	6.25	Tax-exempt	146	812	958
				Federal funds sold and
229,155	120,428	6.63	4.84	resell agreements	6,742	2,422	9,164
74,629	66,231	6.23	5.68	Other	503	383	886

$6,150,430	$6,356,486	7.26%	6.65%	Total	$ (1,165)	$ 25,103	$ 23,938
				Change in interest incurred on:
$3,442,735	$3,599,415	3.85%	3.41%	Interest-bearing deposits	$ (5,523)	$ 15,202	$ 9,679
				Federal funds purchased
1,051,205	1,285,200	5.62	4.47	and repurchase agreements	(11,581)	13,136	1,555
72,552	44,077	6.58	6.70	Other	1,875	(55)	1,820

$4,566,492	$4,928,692	4.30%	3.72%	Total	$ (15,229)	$ 28,283	$ 13,054

Net interest income	$ 14,064	$ (3,180)	$ 10,884

Average Volume	Average Rate	1999 vs. 1998	Increase (Decrease)

1999	1998	1999	1998	Volume	Rate	Total

				Change in interest earned on:
$2,615,978	$2,640,933	8.14%	8.66%	Loans	$ (2,144)	$(13,812)	$(15956)
				Securities:
2,820,009	2,448,290	5.47	5.75	Taxable	20,590	(6,893)	13,697
733,840	557,040	6.25	6.43	Tax-exempt	11,076	(1,059)	10,017
				Federal funds sold and
120,428	224,121	4.84	5.49	resell agreements	(5,272)	(1,011)	(6,283)
66,231	72,217	5.68	5.87	Other	(343)	(138)	(481)

$6,356,486	$5,942,601	6.65%	7.10%	Total	$ 23,907	$(22,913)	$ 994
				Change in interest incurred on:
$3,599,415	$3,616,069	3.41%	3.83%	Interest-bearing deposits	$ (634)	$ (14,857)	$ (15,941)
				Federal funds purchased
1,285,200	920,637	4.47	4.94	and repurchase agreements	16,637	(4,631)	12,006
44,077	43,278	6.70	7.48	Other	59	(343)	(284)

$4,928,692	$4,579,984	3.72%	4.08%	Total	$ 16,062	$ (19,831)	$ (3,769)

Net interest income	$ 7,845	$ (3,082)	$ 4,763

TABLE 2 ANALYSIS OF NET INTEREST MARGIN (in thousands)

2000	1999	Change

Average earning assets	$6,150,430	$6,356,486	$(206,056)
Interest-bearing liabilities	$4,566,492	$4,928,692	$(362,200)

Interest-free funds	$1,583,938	$1,427,794	$ 156,144

Interest-free funds (free funds to earning assets)	25.75%	22.46%	3.29%

Tax-equivalent yield on earning assets	7.26%	6.65%	0.61%
Cost of interest-bearing liabilities	4.30	3.72	0.58

Net interest spread	2.96%	2.93%	0.03%
Benefit of interest-free funds	1.11	0.84	0.27

Net interest margin	4.07%	3.77%	0.30%

    Average earning assets decreased by approximately 3.2% in 2000 compared to an increase of 7.0% in 1999. These assets totaled $6.2 billion in 2000 compared to $6.4 billion in 1999. The decrease in average earning assets for 2000 was entirely attributable to the Company's investment security portfolio, which decreased by 20.0%. Average loans increased by 14.9% in 2000 compared to the prior year. The decrease in the security portfolio was used to fund the growth in loans as well as a decrease in federal funds purchased and repurchase agreements. During 1999, average loans decreased by 0.9% compared to an 18.3% increase in average investment securities. During 1999, the Company experienced a reduction in outstanding loans as a result of several loan customers selling or merging their businesses. These reductions impacted the Company's ability to increase its average loans for 1999. An increase in federal funds purchased and repurchase agreements funded the increase in earning assets for 1999. Increases in both interest-bearing and noninterest-bearing deposits as well as repurchase agreements caused the increase in earning assets for 1998.

    The Company's net interest spread was 2.96% in 2000, 2.93% in 1999 and 3.02% in 1998. Net interest spread is calculated as the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities. As a result of higher interest rates in 2000 coupled with the change in the earning asset mix and the related funding sources, the Company's net interest margin increased to 4.07% in 2000, compared to 3.77% in 1999 and 3.95% in 1998. The increase in both net interest spread and margin for 2000 was the result of higher rates earned on total earning assets, which increased to 7.26% from 6.65% in 1999. This change was the result of both an increase in interest rates and a change in the mix of interest earning assets. During 2000, loans comprised 49% of earning assets, as compared with 41% during 1999. The increase in interest rates also impacted the Company's investment portfolio which achieved a yield of 6.00% in 2000 compared to 5.63% in 1999. In addition, the Company's funding costs did not increase to the same extent as the change in the yield on earning assets during 2000. Cost of funds increased by 58 basis points, compared to a 61 basis point increase in the yield on earning assets. The decrease in both net interest spread and margin for 1999 was the result of lower rates earned on total earning assets, which declined to 6.65% from 7.10% in 1998. This change was the result of both a decrease in interest rates and a change in the mix of earning assets. During 1999, loans comprised 41% of earning assets, compared to 44% during 1998. The yield on loans during 1999, as compared with 1998, decreased by 52 basis points, as a result of the rate pressure on the loan portfolio, resulting from declining interest rates and a very competitive loan market, while the yield on securities decreased by 24 basis points. As a result of continued pressure on short-term interest rates, the Company was unable to reinvest maturing securities at the same rate as the roll-off. The Company's cost of funds decreased by 36 basis points compared to 1998. The yield on loans during 1998, as compared with 1997, decreased by 29 basis points, while the yield on securities decreased by 10 basis points. The Company's funding mix and cost of funds were relatively unchanged in 1998, compared with 1997.

    As discussed above and shown in the information in Table 1, the Company's balance sheet is slightly asset sensitive. Two fundamental characteristics of the Company's balance sheet allow for growth in net interest income during a period of increasing interest rates. First, the Company's investment portfolio, which is very liquid and has an average maturity of approximately two years, represents over 46% of total earning assets. Through the regular reinvestment of scheduled maturities, the Company is able to take advantage of increases in interest rates on a very timely basis. Second, a significant portion of the Company's funding is noninterest bearing demand deposit accounts. These core deposit accounts produce a greater benefit to the Company as interest rates increase, as higher investment opportunities are not offset by an increase in funding costs. Conversely, during a period of declining interest rates, as experienced during the greater part of the 1999 and 1998, growth in net interest income is more difficult.

    The cause and level of the increase in net interest income in 2000 from that experienced in 1999 can be seen in the information in Table 1. During 2000, reductions in investment securities were used to fund an increase in higher-yielding loan balances as well as reductions in federal funds purchased and repurchase agreements, which experienced a significant increase in rates in 2000. The spread earned on the rate increases on average earnings assets was, for the most part, offset by increased cost of funds. The average rate earned on loans during 2000 increased by 39 basis points as compared to 1999, and the average rate earned on investment securities increased by 37 basis points during the same period. During 1999, increases in federal funds purchased and repurchase agreements funded the growth in average earning assets. This growth was primarily limited to increases in investment securities. The spread earned on this growth was, for the most part, offset by a reduced rate earned on earning assets, primarily loans and investment securities. The average rate earned on loans during 1999 decreased by 52 basis points as compared to 1998. The Company's cost of funds during 1999 decreased by 36 basis points.

TABLE 3 ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

    This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category. The percent of loans in each category to total loans is provided in Table 5.

Loan Category	2000	1999	December 31 1998	1997	1996

Commercial	$15,550	$15,000	$16,000	$17,000	$17,300
Consumer	15,500	15,300	16,300	15,400	15,000
Real estate	800	750	750	750	1,000
Agricultural	50	50	50	50	50
Leases	50	50	50	50	50
Unallocated	48	43	19	24	14

Total allowance	$31,998	$31,193	$33,169	$33,274	$33,414

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

    The Company's allowance for loan losses was $32.0 million at December 31, 2000 compared to $31.2 million at year-end 1999. This represents an allowance to total loans of 1.0% and 1.1% as of December 31, 2000 and 1999, respectively. The Company's net charge off's in 2000 were $8.4 million compared to $11.3 million in 1999 and $10.9 million in 1998. Even though net losses have decreased, the allowance for loan losses increased as a result of recent loan growth and may continue due to the impact that any slowing of the economy may have on the ability of customers to service debt. At December 31, 2000 the allowance for loan losses exceeded total nonperforming loans by $20.5 million. Nonperforming loans include nonaccrual loans and restructured loans. The year-end 2000 allowance for loan losses was 381% of net credit losses incurred during 2000.

    As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and, therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is adequate based on the inherent losses in the loan portfolio at December 31, 2000. Significant changes in general economic conditions and in the ability of specific customers to repay loans could impact the level of the provision for loan losses required in future years.

    The Company recorded a provision for loan losses of $9.2 million during 2000, compared to $8.7 million in 1999 and $10.8 million in 1998. The increase in the loan loss provision in 2000 was primarily the result of the increased balance of the loan portfolio. The decrease in the loan loss provision in 1999 from the previous year was primarily the result of a reduction in losses in bankcard loans. Losses in the bankcard portfolio decreased as delinquencies and bankruptcies in this area improved. The decrease in loan loss provision in 1998 was primarily the result of lower charge-offs related to commercial loans. Decreasing losses associated with the Company's bankcard portfolio were experienced in 2000 and 1999, and Management anticipates that the losses and delinquency levels of the bankcard portfolio should remain below industry averages. Bankcard loan delinquencies over 30 days totaled 2.7% of total bankcard loans as of year-end 2000. The Company will continue to closely monitor the bankcard loan portfolio, the related collection efforts and underwriting in order to minimize credit losses.

Table 4 presents a five-year summary of the Company's allowance for loan losses.

TABLE 4 ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2000	1999	1998	1997	1996

Allowance - beginning of year	$ 31,193	$ 33,169	$ 33,274	$ 33,414	$ 32,685
Provision for loan losses	9,201	8,659	10,818	11,875	10,565
Allowances of acquired banks	-	710	-	-	-
Charge-offs:
Commercial	$ (992)	$ (2,732	$ (322)	$ (2,992)	$ (2,668)
Consumer:
Bankcard	(5,051)	(5,377)	(7,554)	(8,130))	(7,592)
Other	(5,887)	(6,393)	(6,182)	(3,103)	(1,904)
Real estate	(3)	(11)	-	(98)	(171)
Agricultural	-	(1)	(25)	(9)	-

Total charge-offs	$ (11,933)	$ (14,514)	$ (14,083)	$ (14,332)	$ (12,335)
Recoveries:
Commercial	$ 236	$ 431	$ 647	$ 268	$ 391
Consumer:
Bankcard	1,191	1,268	1,289	1,097	1,163
Other	2,073	1,383	1,049	684	532
Real estate	35	55	127	117	207
Agricultural	2	32	48	151	206

Total recoveries	$ 3,537	$ 3,169	$ 3,160	$ 2,317	$ 2,499

Net charge-offs	$ (8,396)	$ (11,345)	$ (10,923)	$ (12,015)	$ (9,836)

Allowance - end of year	$ 31,998	$ 31,193	$ 33,169	$ 33,274	$ 33,414

Average loans, net of unearned interest	$3,004,754	$2,615,978	$2,640,933	$2,649,023	$2,437,829
Loans at end of year, net of unearned interest	3,073,957	2,841,150	2,559,136	2,786,031	2,557,641
Allowance to loans at year-end	1.04%	1.10%	1.30%	1.19%	1.31%
Allowance as a multiple of net charge-offs	3.81x	2.75x	3.04x	2.77x	3.40x
Net charge-offs to:
Provision for loan losses	91.25%	131.02%	100.97%	101.18%	93.10%
Average loans	0.28	0.43	0.41	0.45	0.40

Noninterest Income
    A key objective of the Company is the growth of noninterest income to enhance profitability since fee-based services are non-credit related, provide steady income and are not directly affected by fluctuations in interest rates. These activities are also relatively low-risk and do not impact the Company's regulatory capital needs. Fee-based services provide the opportunity to offer multiple products and servicesto customers and, therefore, more closely align the customer with the Company. The Company's goal is to offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage and cash management. Noninterest income, exclusive of net security and asset gains, as a percentage of adjusted operating revenues were 44% in 2000, compared to 43% in 1999 and 41% in 1998. Adjusted operating revenue is defined as tax-equivalent net interest income plus noninterest income, excluding net security and asset gains.

    Noninterest income, exclusive of net security gains and gains on sale of assets, was $196.7 million in 2000 compared to $184.1 million in 1999 and $164.2 million in 1998. This represents a 6.8% increase in 2000 compared to an increase of 12.2% during 1999. The growth in 2000 was driven by a 34.4% increase in securities processing, a 6.8% increase in service charges on deposit accounts and an 18.8% increase in bankcard fees. The increase in 1999 primarily resulted from a 15.0% increase in trading and investment banking fees, a 12.8% increase in trust fees and a 15.3% increase in service charges and fees.

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

    Income from trust services totaled $56.3 million in 2000, $54.0 million in 1999 and $47.9 million in 1998. The largest contributor to the increase in trust income for 2000 and 1999 was from employee benefit services. The next largest contributor to trust income is the personal and custodial business. This more traditional line of business has generally experienced more steady, moderate growth and is more directly impacted by fluctuations in the stock and bond markets. Fee revenue in 2000 also benefited from the appreciation of assets under management. The aggregate value of managed trust assets was $14.5 billion at December 31, 2000, compared to $14.2 billion at year-end 1999 and $14.5 billion at year-end 1998.

    The Company's securities processing and custody revenue is primarily related to the mutual fund industry. Revenues from securities processing were $17.9 million in 2000, $13.3 million in 1999 and $14.7 million in 1998. The increase in revenue for 2000 was primarily driven by increased volume from several mutual fund groups that experienced a significant growth in assets during the year. Revenue for 1999 reflected a slight decrease, as new business growth was not sufficient to offset the loss of revenue from a large securities processing customer that moved to a new service provider during the year. The significant growth in the number and size of mutual funds has given the Company more opportunity to develop new customer relationships and has fueled growth from existing customers. The Company competes with companies many times its size in this line of business. Though the Company may not have the scale and price advantages of its much larger competitors, it can compete very effectively in certain areas due to better attention to customer service and overall flexibility related to services provided. Revenues from this business line may be subject to more volatility than other fee sources due to the relative size of the customer base. Management believes that the Company should be able to adjust its expense structure accordingly so that revenue volatility should not significantly impact operating results. Total trust assets under custody increased to $106.0 billion at December 31, 2000 from $103.8 billion at December 31, 1999, primarily as a result of the expansion of the Company's customer base. Trust assets under custody were $119.5 billion at December 31, 1998.

    Fees and service charges on deposit accounts were $49.3 million in 2000, $46.2 million in 1999 and $41.1 million in 1998. The increases in fees for 2000 and 1999 were primarily related to corporate deposit accounts as a result of new customer relationships and the sale of additional cash management services. Corporate and retail deposit fees also increased as a result of adjusting fee schedules to changes in market pricing. The level of compensating balances maintained by corporate customers and the earnings credit rate applied to the balances also impacts the level of fee income received. Movement of the earnings credit rate in 2000 approximated changes in the interest rate on short-term Treasury securities. Other service charges and fees decreased to $28.5 million in 2000 from $28.8 million in 1999, which had increased from $24.0 million in 1998. In 2000, modest increases in non-deposit service charges and ATM fees were offset by a decline in cash management services to mutual fund companies. Significant increases were achieved in 1999 and 1998 as a result of increased ATM fees, home banking service fees, and the sale of cash management services to mutual fund companies. The Company reduced its ATM network to 558 machines at year-end 2000, compared to 608 at year-end 1999 and 557 at year-end 1998. Bankcard fees were $15.1 million in 2000, $12.7 million in 1999 and $11.1 million in 1998.

    Trading and investment banking income totaled $19.3 million in 2000, compared to $20.7 million in 1999 and $18.0 million in 1998. The decrease in 2000 was the result of a decrease in security sales to corporate customers, primarily correspondent banks. The funding levels and loan demand of the correspondent bank customers directly impact this volume. Approximately half of the increase in 1999 resulted from an increase in retail brokerage activity. Other income was $10.2 million in 2000 compared to $7.8 million in 1999 and $7.3 million in 1998. The increase in 2000 resulted primarily from increased data processing services performed for correspondent bank customers and sale of certain non-earning assets.

Noninterest Expense
    Total 2000 noninterest expense increased 13.0% to $353.2 million compared to 1999 expense of $312.5 million and 1998 expense of $299.9 million. Included in 2000 expenses was $21.6 million in charges related to the operations of eScout.com LLC (eScout), a majority owned subsidiary of the Company. While the results of eScout's operations impact various non-interest income and expense categories of the Company's consolidated statements of income, under the terms of its limited liability operating document, the net results of operations of this subsidiary are allocated to the outside minority investors, and therefore, eliminated through an adjustment to minority interest in loss of consolidated subsidiary. Table 16 shows a comparison of the net operating results of the Company excluding eScout. Net of eScout's expenses, operating expenses in 2000 increased by 6.1% over 1999 primarily as a result of increased staffing costs and equipment expenses. The increase in 1999 expense over 1998 was primarily driven by increases in staffing costs, the opening of the Company's new Technology CENTER, as well as upgrades to the Company's computer hardware and network. Included in 1998 expense was a $7.4 million charge related to the funding, liquidation and termination of the Company's defined benefit pension plan. Net of this charge, operating expenses in 1999 increased by 6.8% over 1998. During both 1999 and 1998 the Company experienced increases in staffing and other operating costs due to physical, operational and technological expansion efforts. Costs for those years were also impacted by efforts to prepare for year 2000 readiness.

    Costs associated with staffing are the largest component of non-interest expense as they approximate 53% of total operating costs. Salaries and employee benefits expense increased 10.5% in 2000 to $184.0 million compared to $166.6 million in 1999 and $164.0 million in 1998. Exclusive of the impact of eScout, staffing costs increased 4.8% in 2000 to $174.5 million. Staffing levels at year-end 2000 were reduced to 3,990, compared to 4,104 at the end of 1999 and 4,070 at the end of 1998. The decline in staffing levels in 2000 is indicative of the Company's efforts to gain greater efficiencies through automation and centralization of back office functions. The moderate increase in staffing costs in 2000, excluding eScout, is consistent with the Company's ongoing objective to hire, retain and reward high-quality associates, particularly in strategic and high growth areas of the Company. The increase in staff and related expense for 1999 primarily resulted from the expansion of the Company's branch network and the strategic decision to add resources to certain critical and growth areas of the Company. Average staffing levels for 1999 were greater than the year-end total as a result of decreases during the last half of the year associated with the consolidation of various bank charters and related operations. During 2000, 1999 and 1998, the Company dedicated significant resources to improve its information infrastructure. This spending has included both the upgrades of old legacy systems as well as investments in new delivery and information systems. Some of the initiatives under way or completed during 2000, 1999 and 1998 include the conversion to a new loan processing system, the conversion to a new network operating system, the conversion to a new tellertransaction processing system, a consolidated call CENTER, expanded internet capabilities, an upgrade to the core mainframe computer, a major upgrade of the customer information system, implementation of an integrated financial accounting system, new processing and information systems for trust services and the creation of an enterprise data warehouse. During 1999 and 1998, the demand for qualified data processing staff increased due to the limited resources available in the marketplace to address the millennium date change, causing the Company's costs in this area to increase. Staffing levels and costs were also impacted by the opening of 5 new facilities in 2000, 3 in 1999 and 23 in 1998. These new facilities include mini branches and grocery store branches as well as full service branch facilities. The control of staffing costs has been and will continue to be an important goal for the Company. Control of these costs must be tempered with a view of the long-term strategy of the Company. The Company has and will continue to evaluate and take advantage of centralization of administrative and operational functions. At the same time, management will strive to gain efficiencies in its existing products, services and processes. The growth rate of staffing costs is expected to moderate during 2001.

    Occupancy expense increased to $25.4 million in 2000 from $23.3 million in 1999 and $21.9 million in 1998. Equipment expense increased to $47.9 million in 2000 from $37.9 million in 1999 and $30.6 million in 1998. The increases of occupancy and equipment expenses in 2000 include $3.0 million incurred by eScout. Notwithstanding the impact of eScout, the increases in both 2000 and 1999 occupancy and equipment expense were primarily the result of the expansion efforts noted previously. Purchases of bank premises and equipment totaled $44 million in 2000, $52 million in 1999 and $51 million in 1998. The increase in spending for 1999 was impacted by cost associated with the Company's new Technology CENTER, which opened mid-year. Infrastructure costs, such as these, will continue to be evaluated and managed based on the long-term needs of and benefits to the Company.

    Expenses for supplies and services were $22.7 million in 2000, compared to $21.7 million in 1999 and $20.4 million in 1998. The increase in 2000, excluding the impact of eScout, was mainly due to increases in armored truck services resulting from centralization of cash vault functions. This cost is expected to decrease in 2001 as contracts are consolidated and renegotiated. The increase in 1999 primarily resulted from the opening of the new Technology CENTER, along with expenses associated with the centralization of certain administrative and operational functions and consolidation of several affiliate bank charters.

TABLE 5 ANALYSIS OF LOANS BY TYPE (in thousands)

AMOUNT	2000	1999	December 31 1998	1997	1996

Commercial	$1,553,566	$1,472,376	$1,246,979	$1,325,988	$1,184,443
Agricultural	36,799	39,218	44,879	51,392	51,649
Leases	7,677	5,645	4,717	3,991	2,596
Real estate - commercial	268,264	207,533	199,324	231,510	258,561

Total business-related	$1,866,306	$1,724,772	$1,495,899	$1,612,881	$1,497,249

Bankcard	$176,875	$ 163,756	$ 163,197	$ 184,726	$ 183,301
Other consumer installment	878,610	817,732	771,568	854,605	731,661
Real estate - residential	152,166	134,890	128,472	133,819	145,478

Total consumer-related	$1,207,651	$1,116,378	$1,063,237	$1,173,150	$1,060,440

Total loans	$3,073,957	$2,841,150	$2,559,136	$2,786,031	$2,557,689
Unearned interest	-	-	-	-	(48)
Allowance for loan losses	(31,998)	(31,193)	(33,169)	(33,274)	(33,414)

Net loans	$ 3,041,959	$2,809,957	$2,525,967	$2,752,757	$2,524,227

As a % of total loans

Commercial	50.5%	51.8%	48.7%	47.6%	46.3%
Agricultural	1.2	1.4	1.8	1.9	2.0
Leases	0.3	0.2	0.2	0.1	0.1
Real estate - commercial	8.7	7.3	7.8	8.3	10.1

Total business-related	60.7%	60.7%	58.5%	57.9%	58.5%

Bankcard	5.8%	5.8%	6.4%	6.6%	7.2%
Other consumer installment	28.6	28.8	30.1	30.7	28.6
Real estate - residential	4.9	4.7	5.0	4.8	5.7

Total consumer-related	39.3%	39.3%	41.5%	42.1%	41.5%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

    Marketing and business development costs increased in 2000 to $20.9 million from $16.8 million in 1999 and $17.4 million in 1998. The vast majority of the increase in 2000 was the result of costs associated with the start up eScout. Without the expenses of this new subsidiary, marketing and business development expense increased only 1.4% in 2000. Processing fees increased to $15.3 million in 2000 from $14.1 million in 1999 and $12.0 million in 1998. Over half of the 2000 increase was incurred by eScout. The increase in 1999 primarily resulted from costs associated with outsourcing of the Company's deskBOTTOM computer support function. The increases in legal and consulting fees to $8.0 million in 2000 from $5.0 million in 1999 and $3.5 million in 1998 are generally related to the use of third party contractors to assist with improvements to the Company's infrastructure and improvement of processes. Other operating expenses increased to $15.0 million in 2000 from $13.6 million in 1999, which was a decrease from $15.3 million in 1998. The primary factor driving the fluctuation in costs was losses from fraud and deposit processing, which had increased in 2000 after decreasing in 1999.

Income Taxes
    Income tax expense totaled $23.0 million in 2000 and 1999, compared to $21.8 million in 1998. These expense levels equate to effective tax rates of 26.1%, 26.4% and 28.6% for 2000, 1999 and 1998, respectively. The decrease in the effective tax rates for 2000 and 1999 was primarily the result of an increase in tax exempt securities and a reduction in state and local income taxes. The primary reason for the difference between the Company's effective tax rate and the statuary rate is the effect of nontaxable income, partially offset by nondeductible goodwill amortization.

Financial Condition
Loans
    Loans represent the Company's largest source of interest income. At December 31, 2000, loans amounted to $3.1 billion compared to $2.8 billion in 1999. On average, loans totaled $3.0 billion in 2000 compared to $2.6 billion in 1999. Average loan balances increased in 2000 due to the Company's ongoing sales efforts in existing and new markets in which the Company operates. Both commercial and consumer loan balances increased during 2000 and 1999, despite an increasingly competitive loan market. Commercial loan balances have increased at year-end 2000 due to the aggressive efforts of the Company's business development officers to establish new commercial relationships and expand existing ones. Consumer loan totals increased in 2000 due to new marketing campaigns throughout the Company's affiliate bank network. The market for high quality credits that are consistent with the Company's underwriting standards remained very competitive. Management anticipates that new loan volume in 2001 should outpace loan reductions, however net loan growth may be less than was achieved in the previous year. Average loan balances in 1999 were relatively flat with the prior year. One primary factor in the lack of growth in average loan totals for 1999 was the rate of pay-offs. A higher than normal volume of loans paid off during 1998 as a result of customers being sold or private placement activity. In addition, during 1998, emphasis was placed on controlling and reducing the level of losses in the indirect consumer loan portfolio, and average balances decreased. Although indirect lending has fueled much of the new activity in consumer loans, the Company intends to continue to increase its direct consumer lending. There is a much better opportunity to cross-sell other products to a direct loan customer. In addition, these loans have a better loss experience and yield than indirect loans.

TABLE 6 LOAN QUALITY (in thousands)

AMOUNT	2000	1999	December 31 1998	1997	1996

Nonaccrual loans	$10,239	$4,818	$ 9,454	$2,600	$10,953
Restructured loans	1,272	1,474	1,292	1,520	523

Total nonperforming loans	$11,511	$6,292	$10,746	$4,120	$11,476
Other real estate owned	2,038	2,017	728	1,968	1,646

Total nonperforming assets	$13,549	$8,309	$11,474	$6,088	$13,122

Nonperforming loans as a % of loans	0.37%	0.22%	0.42%	0.15%	0.45%
Allowance as a multiple of nonperforming loans	2.78x	4.96x	3.09x	8.08x	2.91x
Nonperforming assets as a % of loans
plus other real estate owned	0.44%	0.29%	0.45%	0.22%	0.51%
Loans past due 90 days or more	$7,680	$4,998	$7,915	$7,752	$6,704
As a % of loans	0.25%	0.18%	0.31%	0.28%	0.26%

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

    Commercial real estate loans have increased to $268 million at December 31, 2000, from $208 million at December 31, 1999 and $199 million at year-end 1998. As a percentage of total loans, commercial real estate loans now comprise 8.7% of totals, compared to 7.3% at the end of 1999. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

    Bankcard loans have decreased as a percentage of total loans. They comprise only 5.8% of total loans at year-end 2000 and 1999. The volume growth in 2000 in bankcard loan balances is due to increased charge volume from portfolio purchases and marketing efforts of corporate card products. A significant portion of the decrease in bankcard loans in 1999 was caused by a reduction in the private label portion of the portfolio. This type of loan is generally less profitable than traditional bankcard loans and is likely to continue to decrease. The overall growth in the Company's bankcard portfolio has been hampered by increased competition from banking and nonbanking card issuers. This competition frequently lessens its credit standards and offers favorable introductory rates in an effort to obtain transfer balances from other cards. The Company has elected not to seek loan volume in such a manner. The Company's credit and underwriting standards have become stricter as more consumers acquire multiple credit cards with revolving balances.

Loan Quality
    The strength of the Company's credit standards is reflected in the credit quality of the loan portfolio. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company's nonperforming loans increased to $11.5 million at December 31, 2000, compared to $6.3 million a year earlier. Approximately 70% of the total nonperforming loan balance at year-end 2000 was represented by a single customer. The level of nonperforming loans at year-end 2000 represents 0.37% of total loans compared to 0.22% in 1999. The increase in nonperforming loans in 2000 was primarily related to one large credit, for which no loss is currently expected. The Company's nonperforming loans have not exceeded 0.50% of total loans in any of the last six years.

    The Company had $2.0 million in other real estate owned as of December 31, 2000 and 1999. Loans past due more than 90 days totaled $7.7 million at December 31, 2000 compared to $5.0 million at December 31, 1999. Bankcard loans represented approximately 21% of these past due totals at December 31, 2000.

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

    Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise less than 9% of total loans, with no history of significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

TABLE 7 SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2000	Amortized Cost	Fair Value	Yield

U.S. Treasury	$ 962,213	$ 965,411	5.63%
U.S. Agencies	1,162,495	1,163,074	6.24
Mortgage-backed	186,779	185,848	6.35
State and political subdivisions	1,835	1,809	4.81
Commercial paper	124,241	124,241	6.48
Federal Reserve Bank Stock	6,697	6,697
Equity and other	2,982	2,916

Total	$2,447,242	$2,449,996

December 31, 1999	Amortized Cost	Fair Value	Yield

U.S. Treasury	$1,387,543	$1,375,694	5.62%
U.S. Agencies	1,246,644	1,241,944	5.65
Mortgage-backed	252,622	248,723	6.19
State and political subdivisions	2,985	2,914	5.78
Commercial paper	270,594	270,594	5.97
Federal Reserve Bank Stock	6,744	6,744
Equity and other	2,516	2,522

Total	$3,169,648	$3,149,135

TABLE 8 INVESTMENT SECURITIES(in thousands)

December 31, 2000	Amortized Cost	Fair Value	Yield/ Average Maturity

Due in 1 year or less	$139,253	$139,144	6.31%
Due after 1 year through 5 years	502,903	502,598	6.33
Due after 5 years through 10 years	53,314	53,477	6.49

Total	$695,470	$695,219	2 yr. 9 mo.

December 31, 1999

Due in 1 year or less	$ 90,659	$ 90,488	6.51%
Due after 1 year through 5 years	488,446	483,527	6.28
Due after 5 years through 10 years	169,546	164,155	6.17

Total	$748,651	$738,170	3 yr. 5 mo.

    A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year-end 2000, $171,000 of interest due was not recorded as earned, compared to $276,000 for the prior year.

    Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. Management estimates that approximately $38,000 of additional interest would have been earned in 2000 if these loans had been performing in accordance with their original contracts. In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume, and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $158,000 of interest due as earned for 2000. The comparative amount for 1999 was $105,000.

Securities
    The Company's security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a source of potential liquidity, the security portfolio is used as a tool to manage interest rate sensitivity. The Company's goal in the management of its securities portfolio is to maximize return within the Company's parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company's second largest component of interest income. Securities available for sale and held to maturity comprised 38.1% of earning assets as of December 31, 2000, compared to 45.5% at year-end 1999. The decrease in 2000 resulted from outflows of funds for growth in theloan portfolio and reductions in federal funds purchased and repurchase agreements. Securities totaled $3.1 billion at December 31, 2000, compared to $3.9 billion as of December 31, 1999. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

TABLE 9 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

December 31, 2000
2000	1999

Maturing within 3 months	$299,844	$388,838
After 3 months but within 6	36,393	57,096
After 6 months but within 12	52,095	92,611
After 12 months	23,743	27,826

Total	$412,075	$566,371

    Securities available for sale comprised 78% of the Company's securities portfolio at December 31, 2000 compared to 81% at year-end 1999. U.S. Treasury obligations comprised 39% of the available for sale portfolio as of December 31, 2000, compared with 44% one year earlier. U.S. Agency obligations represented an additional 47% of this portfolio at year-end 2000, compared with 39% at year-end 1999. In order to improve the yield of the securities portfolio, the Company periodically will choose to alter the mix of the portfolio as opposed to significantly lengthening the average life of the portfolio. Securities available for sale had a net unrealized gain of $2.8 million at year-end 2000 compared to an unrealized loss of $20.5 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company's shareholders' equity as an unrealized gain of $1.8 million at year-end 2000 and an unrealized loss of $12.8 million for 1999.

    The securities portfolio achieved an average yield on a tax-equivalent basis of 6.00% for 2000 compared to 5.63% in 1999 and 5.87% in 1998. The yield on the portfolio increased by 37 basis points in 2000 as a result of the impact of increases in short-term interest. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The average life of the core securities portfolio was 22 months at December 31, 2000 compared to 26 months at year-end 1999.

Included in Tables 7 and 8 are analyses of the cost, fair value and average yield of securities available for sale and securities held to maturity.

TABLE 10 ANALYSIS OF AVERAGE DEPOSITS (in thousands)

Amount	2000	1999	1998	1997	1996

Noninterest-bearing demand	$1,922,019	$1,748,926	$1,702,282	$1,576,206	$1,386,173
Interest-bearing demand and savings	2,270,562	2,281,458	2,260,240	2,143,869	2,056,681
Time deposits under $100,000	824,307	860,456	875,480	898,910	948,626

Total core deposits	$5,016,888	$4,890,840	$4,838,002	$4,618,985	$4,391,480
Time deposits of $100,000 or more	347,866	457,501	480,349	310,814	276,476

Total deposits	$5,364,754	$5,348,341	$5,318,351	$4,929,799	$4,667,956

As a % of total deposits

Noninterest-bearing demand	35.8%	32.7%	32.0%	32.0%	29.7%
Interest-bearing demand and savings	42.3	42.6	42.5	43.5	44.1
Time deposits under $100,000	15.4	16.1	16.5	18.2	20.3

Total core deposits	93.5%	91.4%	91.0%	93.7%	94.1%
Time deposits of $100,000 or more	6.5	8.6	9.0	6.3	5.9

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

TABLE 11 SHORT - TERM DEBT (in thousands)

2000	1999

Amount	Rate	Amount	Rate

At year-end
Federal funds purchased	$ 27,566	6.42%	$ 225,350	3.31%
Repurchase agreements	882,189	5.82	1,192,013	4.60
Other	72,184	6.26	-	-

Total	$ 981,939	5.87%	$1,417,363	4.40%

Average for the year
Federal funds purchased	$ 136,488	6.22%	$ 119,570	5.16%
Repurchase agreements	914,717	5.53	1,165,630	4.40
Other	43,048	6.44	3,836	4.57

Total	$1,094,253	5.65%	$1,289,036	4.47%

Maximum month-end balance
Federal funds purchased	$ 304,931	$ 353,836
Repurchase agreements	1,355,741	1,257,460
Other	161,944	200,380

TABLE 12 RISK - BASED CAPITAL (in thousands)

The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2000, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

Risk-Weighted Category
Risk-Weighted Assets	0%	20%	50%	100%	Total

Loans:
Residential mortgage	-	$ 234	$129,039	$ 22,893	$ 152,166
All other	-	171,619	-	2,750,172	2,921,791

Total loans	-	$ 171,853	$ 129,039	$2,773,065	$3,073,957
Securities available for sale:
U.S. Treasury	$ 962,213	-	-	-	$ 962,213
U.S. agencies and mortgage-backed	836	1,348,438	-	-	1,349,274
State and political subdivisions	-	1,835	-	-	1,835
Commercial paper and other	6,697	-	-	127,223	133,920

Total securities available for sale	$ 969,746	$1,350,273	-	$ 127,223	$2,447,242
Investment securities	-	645,436	50,034	-	695,470
Trading securities	1,693	76,732	-	405	78,830
Federal funds and resell agreements	-	161,076	-	-	161,076
Cash and due from banks	303,759	673,399	-	-	977,158
All other assets	-	-	-	418,858	418,858

Category totals	$1,275,198	$3,078,769	$ 179,073	$3,319,551	$7,852,591

Risk-weighted totals	-	$ 615,754	$ 89,537	$3,319,551	$4,024,842
Off-balance-sheet items (risk-weighted)	-	1,867	-	349,242	351,109

Total risk-weighted assets	$ -	$ 617,621	$ 89,537	$3,668,793	$4,375,951

Capital	Tier 1	Tier 2	Total

Shareholders' equity	$ 702,934	-	$ 702,934
Minority interest in net assets of subsidiary	38,116	-	38,116
Less accumulated other comprehensive income	(1,776)	-	(1,776)
Less premium on purchased banks	(43,527)	-	(43,527)
Allowance for loan losses	-	31,998	31,998

Total capital	$ 695,747	$ 31,998	$ 727,745

Capital ratios
Tier 1 capital to risk-weighted assets	15.90%
Total capital to risk-weighted assets	16.63%
Leverage ratio ( Tier 1 to total assets less premium on purchased banks)	8.89%

Other Earning Assets
    Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution's funds in order to meet short-term liquidity needs. The net purchased position at year-end 2000 was $17.6 million, compared to $211.9 million for year-end 1999. During 2000 and 1999, the Company was a net purchaser of federal funds, and this funding source averaged $96.3 million in 2000, compared to $89.4 million during 1999.

    The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Due to the agency arrangement, these transactions do not appear on the balance sheet and averaged $611.8 million in 2000 and $908.8 million in 1999.

    At December 31, 2000, the Company had acquired securities under agreements to resell of $151.1 million compared to $119.2 million at year-end 1999. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $189.0 million in 2000 and $90.2 million in 1999.

    The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2000 were $72.8 million, compared to $64.5 million in 1999, and were recorded at market value.

Deposits and Borrowed Funds
    Deposits represent the Company's primary funding source for its asset base. Deposits are gathered from various sources including commercial customers, individual retail consumers and mutual fund and trust customers. Deposits totaled $5.9 billion at December 31, 2000, and at year-end 1999. Deposits averaged $5.4 billion in 2000 compared to $5.3 billion in 1999. The Company has continued to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

    Noninterest-bearing demand deposits averaged $1.9 billion and $1.7 billion during 2000 and 1999, respectively. These deposits represented 35.8% of average deposits in 2000, compared to 32.7% in 1999. The Company's large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts, though they do not earn interest, receive an earnings credit to offset the cost of other services provided by the Company.

    Securities sold under agreements to repurchase totaled $882.2 million at December 31, 2000, and $1,192.0 million at year-end 1999. This liability averaged $914.7 million in 2000 and $1,165.6 million in 1999. Repurchase agreements are transactions involving the exchange of investment funds by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

    The Company's long-term debt includes one senior note issue for $15 million and $0.1 million in installment notes. The senior note represents funds borrowed in 1993 under a medium-term program to fund bank acquisitions. This $15.0 million note had an original maturity of ten years at 7.30%. Also included in long-term debt is the Company's guarantee of a loan incurred in January 1996 by its Employee Stock Ownership Plan. Principal and interest, at 6.10%, are due quarterly over seven years. The Plan is using Company contributions to service this debt. The Company also has three fixed-rate advances from the Federal Home Loan Bank at rates of 5.89%, 7.13% and 7.61%. These advances, collateralized by Company securities, are used to offset interest rate risk of longer term fixed rate loans.

Capital
    The Company places a significant emphasis on the maintenance of a strong capital position, which helps safeguard its customers' funds, promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company's ability to capitalize on business growth and acquisition opportunities. Capital is managed for each subsidiary based upon its respective risks and growth opportunities as well as regulatory requirements.

    Total shareholders' equity was $702.9 million at December 31, 2000, compared to $655.0 million one year earlier. The Company guarantees the debt of its ESOP, the proceeds of which were used to acquire shares of the Company's common stock. The shares acquired by the ESOP that have not been allocated to plan participants are included as a reduction to shareholders' equity. During each year, management had the opportunity to repurchase shares of the Company's stock at prices, which, in management's opinion, would enhance overall shareholder value. During 2000 and 1999, the Company acquired 503,906 and 926,537 shares, respectively, of its common stock.

    Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 15.90% and total capital ratio of 16.63% substantially exceed the regulatory minimums.

TABLE 13 MARKET RISK (in thousands)

Net Portfolio Value
Rates in Basis Points (Rate Shock)	Amount	Change	% Change

200	$1,827,299	$ 43,979	2.47%
100	1,813,721	30,401	1.70
Static	1,783,320	-	-
(100)	1,694,199	(89,121)	(5.00)
(200)	1,598,347	(184,973)	(10.37)

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

    Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 14 is a static gap analysis, which presents the Company's assets and liabilities, based on their repricing or maturity characteristics. This analysis shows that for the 180-day interval, beginning January 1, 2001, the Company is in a positive gap position because assets maturing or repricing during this time exceed liabilities.

TABLE 14 INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2000	1-90 Days	91-180 Days	181-365 Days	Total	Over 365 Days	Total

Earning Assets

Loans	$1,575.9	$141.7	$215.9	$1,933.5	$1,140.5	$3,074.0
Securities*	1,124.9	258.5	408.7	1,792.1	1,353.4	3,145.5
Federal funds sold and resell agreements	161.1	0.0	0.0	161.1	0.0	161.1
Other	80.6	0.0	0.0	80.6	0.0	80.6

Total earning assets	$2,942.5	$400.2	$624.6	$3,967.3	$2,493.9	$6,461.2

% of total earning assets	45.5%	6.2%	9.7%	61.4%	38.6%	100.0%

Funding sources

Interest-bearing demand and savings	$1,334.9	$ 0.0	$ 0.0	$1,334.9	$1,216.4	$2,551.3
Time deposits	583.8	169.9	187.3	941.0	263.1	1,204.1
Federal funds purchased and repurchase agreements	909.8	0.0	0.0	909.8	0.0	909.8
Borrowed funds	69.6	0.8	5.1	75.5	23.7	99.2
Noninterest-bearing sources	0.0	0.0	0.0	0.0	1,696.8	1,696.8

Total funding sources	$2,898.1	$170.7	$192.4	$3,261.2	$3,200.0	$6,461.2

% of total earning assets	44.9%	2.6%	3.0%	50.5%	49.5%	100.0%

Interest sensitivity gap	$ 44.4	$229.5	$432.2	$ 706.1	$ (706.1)
Cumulative gap	44.4	273.9	706.1	706.1	-
As a % of total earning assets	0.7%	4.2%	10.9%	10.9%	-
Ratio of earning assets to funding sources	1.02	2.34	3.25	1.22	0.78
Cumulative ratio - 2000	1.02	1.09	1.22	1.22	1.00
Cumulative ratio - 1999	0.82	0.87	0.97	0.97	1.00
Cumulative ratio - 1998	0.99	1.01	1.12	1.12	1.00

*Includes securities available for sale based on scheduled maturity dates.

    In management's opinion, the static gap report tends to overstate the interest rate risk of the Company due to certain factors, which are not measured on a static or snapshot analysis. A static gap analysis assumes that all liabilities reprice based on their contractual term. However, the effect of rate increases on core deposits, approximately 93% of total deposits, tends to lag the change in market rates. This lag generally lessens the negative impact of rising interest rates when the Company has more liabilities subject to repricing than assets. In addition, a static analysis ignores the impact of changes in the mix and volume of interest-bearing assets and liabilities. During 2000, the Company's loans increased as a percentage of total earning assets, and noninterest-bearing demand deposit accounts represented a larger component of total funding sources. Due to the limitations of a static gap analysis, the Company also monitors and manages interest rate risk through the use of simulation models. These models allow for input of various factors and assumptions, which influence interest rate risk. This method presents a more realistic view of the impact on the Company's earnings resulting from movement in interest rates.

    Simulation tools are the primary tool that the Company uses to manage its interest rate risk. The Company does not use off-balance-sheet hedges or swaps to manage this risk except for use of future contracts to offset interest rate risk on specific securities held in the trading portfolio.

    The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value (NPV) over a range of instantaneous and sustained interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. These assets and liabilities of the Company are comprised primarily of financial instruments which give rise to cash flows. By projecting the timing and amount of future net cash flows, an estimated value of that asset or liability can be determined. Market values of the Company's investment in loans and debt securities fluctuate with movements in market interest rates. Prepayments of principal are closely correlated with interest rates and effect future cash flows. Certain deposits and other borrowings of the Company are also sensitive to interest rate changes. Table 13 sets forth the Company's NPV as of December 31, 2000. Although the NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point-in-time, such measurements are not intended to, and do not provide a precise forecast of the effect of changes in market rates on the Company's net interest income and may differ from actual results.

Liquidity
    Liquidity represents the Company's ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The primary source of liquidity for the Company is regularly scheduled payments on and maturities of assets along with $2.4 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Parent Company, nor its subsidiaries are active in the debt market. The traditional funding source for the Company's subsidiary banks has been core deposits. The Parent Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. These notes are rated A3 by Moody's Investor Service and A- by Standard and Poors. Based upon regular contact with brokerage firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

    The Parent Company's cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to in the future. The Company's subsidiary's banks are subject to various rules, depending on their location and primary regulator, regarding payment of dividends to the Parent Company. For the most part, all banks can pay dividends at least equal to their current year's earnings without seeking prior regulatory approval. From time to time, approvals have been requested to allow a subsidiary bank to pay a dividend in excess of its current capacity. All such requests have been approved.

eScout.com LLC
    During the first quarter of 2000, the Company's lead bank formed a subsidiary under the name of eScout.com LLC (eScout), minority interests in which were acquired by several outside investors. The function of eScout is to serve as an electronic commerce network for UMB customers, correspondent banks and their commercial customers, and other small businesses. Though eScout's income and expenses are included in the Company's consolidated statement of income for 2000, the results of operations of the subsidiary are eliminated from the Company's net operating results as an adjustment to minority interest in net loss of consolidated subsidiary. Prior to its formation, the start-up and initial operating costs of eScout were funded by the Company's lead bank. These direct costs did not materially impact the overall results of operations of the company. Table 16 presents the consolidated statements of income for the Company, excluding the results of operations for eScout, for the three years ending December 31, 2000.

TABLE 15 RATE SENSITIVITY AND MATURITY OF LOANS

The following table presents the rate sensitivity of certain loans maturing after 2001, compared with the total loan portfolio as of December 31, 2000. Of the $1,738,047 of loans due after 2001, $1,113,823 are to individuals for the purchase of residential dwellings and other consumer goods. The remaining $624,224 is for all other purposes and reflects maturities of $558,406 in 2002 through 2005 and $65,818 after 2005.

December 31, 2000 (in thousands)

Loans due 2001: Residential homes and consumer goods	$ 93,828
All other	1,242,082

Total	$1,335,910

Loans due after 2001: Variable interest rate	$ 440,400
Fixed interest rate	1,297,647

Total	$1,738,047

Allowance for loan losses	(31,998)

Net loans	$3,041,959

TABLE 16 COMPARATIVE RESULTS OF OPERATIONS EXCLUDING ESCOUT.COM LLC

Year Ended December 31,
2000	1999	1998

Net interest income after provision	$ 224,062	$ 215,406	$ 211,715
Noninterest Income	$ 195,718	$ 184,122	$ 164,152
Noninterest Expense
Salaries and employee benefits	$ 174,528	$ 166,582	$ 164,031
Occupancy, net	25,106	23,325	21,933
Equipment	45,216	37,916	30,615
Bankcard processing	6,915	6,429	7,617
Supplies and services	22,240	21,677	20,383
Marketing and business development	17,018	16,785	17,449
Processing fees	14,671	14,077	11,966
Legal and consulting	4,933	4,955	3,522
Amortization of intangibles on purchased banks	7,160	7,101	7,086
Other	13,886	13,629	15,289

Total noninterest expense	$ 331,673	$ 312,476	$ 299,891

Income before income taxes	$ 88,107	$ 87,052	$ 75,976
Income tax provision	22,996	22,975	21,762

Net income	$ 65,111	$ 64,077	$ 54,214

TABLE 17 SUMMARY OF OPERATING RESULTS BY QUARTER (in thousands except per share data)

(unaudited)	Three Months Ended
2000	March 31	June 30	Sept. 30	Dec. 31

Interest income	$110,244	$106,309	$107,864	$106,395
Interest expense	52,239	48,483	49,004	46,651

Net interest income	$ 58,005	$ 57,826	$ 58,860	$ 59,744
Provision for loan losses	1,905	2,131	2,513	2,652
Noninterest income	48,412	50,008	49,318	48,942
Noninterest expense	83,405	86,977	90,086	92,776
Minority interest in loss of consolidated sub	941	4,053	6,520	7,923
Income tax provision	5,504	6,121	5,769	5,602

Net income	$ 16,544	$ 16,658	$ 16,330	$ 15,579

1999	March 31	June 30	Sept. 30	Dec. 31

Interest income	$101,883	$ 99,005	$100,568	$105,932
Interest expense	44,840	43,155	46,114	49,214

Net interest income	$ 57,043	$ 55,850	$ 54,454	$ 56,718
Provision for loan losses	2,487	2,468	1,966	1,738
Noninterest income	44,136	47,786	44,821	47,379
Noninterest expense	75,720	78,755	76,759	81,242
Income tax provision	6,555	6,132	5,065	5,223

Net income	$ 16,417	$ 16,281	$ 15,485	$ 15,894

Per Share	Three Months Ended
2000	March 31	June 30	Sept. 30	Dec. 31

Net income - basic	$ 0.77	$ 0.78	$ 0.77	$ 0.74
Net income - diluted	$ 0.77	$ 0.78	$ 0.77	$ 0.74
Dividend	0.20	0.20	0.20	0.20
Book value	30.83	31.44	32.36	33.16
Market price:
High	37.06	39.00	37.56	38.00
Low	31.06	32.81	34.00	32.88
Close	36.75	32.81	37.25	37.38

Per Share
1999	March 31	June 30	Sept. 30	Dec. 31

Net income - basic	$ 0.74	$ 0.75	$ 0.72	$ 0.74
Net income - diluted	$ 0.74	$ 0.75	$ 0.72	$ 0.74
Dividend	0.18	0.18	0.18	0.18
Book value	29.84	29.82	30.20	30.38
Market price:
High	42.22	40.17	41.82	40.11
Low	35.23	35.80	37.95	35.75
Close	35.23	38.98	37.95	37.75

CONSOLIDATED BALANCE SHEETS (in thousands)

December 31
Assets	2000	1999

Loans:
Commercial, financial and agricultural	$1,590,365	$1,511,594
Consumer	1,055,485	981,488
Real estate	420,430	342,423
Leases	7,677	5,645
Allowance for loan losses	(31,998)	(31,193)

Net loans	$3,041,959	$2,809,957
Securities available for sale:
U.S. Treasury and agencies	$1,270,557	$1,449,180
U.S. Treasury and agencies pledged to creditors	857,928	1,168,458
State and political subdivisions	1,809	2,914
Mortgage-backed	185,848	248,723
Commercial paper and other	133,854	279,860

Total securities available for sale	$2,449,996	$3,149,135
Investment securities: State and political subdivisions
(market value of $695,219 and $738,170, respectively)	695,470	748,6510
Federal funds sold	10,000	13,458
Securities purchased under agreements to resell	151,076	119,206
Trading securities and other	80,664	77,074

Total earning assets	$6,429,165	$6,917,481
Cash and due from banks	975,324	766,108
Bank premises and equipment, net	250,700	239,535
Accrued income	71,642	74,361
Premiums on and intangibles of purchased banks	43,550	50,710
Other assets	96,502	81,947

Total assets	$7,866,883	$8,130,142

Liabilities and Shareholders' Equity

Deposits:

Noninterest-bearing demand	$2,179,776	$1,941,195
Interest-bearing demand and savings	2,551,326	2,552,943
Time deposits under $100,000	792,027	863,426
Time deposits of $100,000 or more	412,075	566,371

Total deposits	$5,935,204	$5,923,935
Federal funds purchased	27,566	225,350
Securities sold under agreements to repurchase	882,189	1,192,013
Short-term debt	72,184	-
Long-term debt	27,041	37,904
Accrued expenses and taxes	50,981	36,952
Other liabilities	168,784	058,997

Total liabilities	$7,163,949	$7,475,151

Common stock, $1.00 par, Authorized 33,000,000 shares 26,472,039 shares issued	$ 26,472	$ 26,472
Capital surplus	683,220	683,410
Retained earnings	196,705	148,728
Accumulated other comprehensive income (loss)	1,776	(12,836)
Unearned ESOP shares	(4,991)	(7,491)
Treasury stock, 5,188,807 and 4,702,849 shares, at cost, respectively	(200,248)	(183,292)

Total shareholders' equity	$ 702,934	$ 654,991

Total liabilities and shareholders' equity	$7,866,883	$ 8,130,142

See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF INCOME ( in thousands except share and per share data)

Year Ended December 31
Interest Income	2000	1999	1999

Loans	$ 255,581	$ 212,054	$ 227,919
Securities available for sale	123,923	154,512	140,688
Investment securities:
Taxable interest	$ 551	$ 763	$ 943
Tax-exempt interest	31,036	30,451	23,764

Total investment securities income	$ 31,587	$ 31,214	$ 24,707

Federal funds and resell agreements	15,193	6,029	12,312
Trading securities and other	4,528	3,579	3,999

Total interest income	$430,812	$407,388	$409,625

Interest Expense

Deposits	$132,555	$122,876	$138,367
Federal funds and repurchase agreements	59,048	57,493	45,487
Short-term debt	2,734	175	25
Long-term debt	2,040	2,779	3,213

Total interest expense	$196,377	$183,323	$187,092

Net interest income	$234,435	$224,065	$222,533
Provision for loan losses	9,201	8,659	10,818

Net interest income after provision	$225,234	$215,406	$211,715

Noninterest Income

Trust fees	$ 56,328	$ 54,045	$ 47,895
Securities processing	17,864	13,288	14,748
Trading and investment banking	19,327	20,734	18,025
Service charges on deposit accounts	49,340	46,210	41,067
Other service charges and fees	28,496	28,804	23,982
Bankcard fees	15,090	12,697	11,094
Net security gains	11	547	-
Other	10,224	7,797	7,341

Total noninterest income	$196,680	$184,122	$164,152

Noninterest Expense

Salaries and employee benefits	$184,004	$166,582	$164,031
Occupancy, net	25,391	23,325	21,933
Equipment	47,883	37,916	30,615
Bankcard processing	6,915	6,429	7,617
Supplies and services	22,671	21,677	20,383
Marketing and business development	20,940	16,785	17,449
Processing fees	15,327	14,077	11,966
Legal and consulting	7,999	4,955	3,522
Amortization of intangibles of purchased banks	7,160	7,101	7,086
Other	14,954	13,629	15,289

Total noninterest expenses	$353,244	$312,476	$299,891

Minority interest in loss of consolidated subsidiary	$ 19,437	-	-

Income before income taxes	$ 88,107	$ 87,052	$ 75,976
Income tax provision	22,996	22,975	21,762

Net income	$ 65,111	$ 64,077	$ 54,214

Net income per share - basic	$ 3.06	$ 2.94	$ 2.42
Net income per share - diluted	3.06	2.94	2.41
Dividends per share	0.80	0.73	0.73
Weighted Average shares outstanding	21,270,136	21,793,064	22,322,620

See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Year Ended December 31
Operating Activities	2000	1999	1999

Net income	$ 65,111	$ 64,077	$ 54,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,201	8,659	10,818
Depreciation and amortization	39,186	28,441	24,247
Minority interest in net loss of subsidiary	(19,437)	-	-
Deferred income taxes	(836)	5,614	1,022
Net (increase) decrease in trading securities	(3,590)	(43,019)	24,548
Gains on sales of securities available for sale	(12)	(598)	(12)
Losses on sales of securities available for sale	1	51	12
Earned ESOP shares	2,500	2,501	2,568
Amortization of securities premium, net of discount accretion	(1,542)	(26,987)	(10,762)
Changes in:
Accrued income	2,719	(3,976)	3,802
Accrued expenses and taxes	15,317	(15,325)	(10,435)
Other, net	48,090	317	(23,197)

Net cash provided by operating activities	$ 156,708	$ 19,755	$ 76,825

Investing Activities

Proceeds from sales of securities available for sale	$ 45,557	$ 364,950	$ 18,643
Proceeds from maturities of:
Investment securities	99,594	95,435	78,098
Securities available for sale	8,169,087	9,358,069	9,152,912
Purchases of:
Investment securities	(50,215)	(144,632)	(330,355)
Securities available for sale	(7,486,885)	(9,822,172)	(9,764,076)
Net (increase) decrease in loans	(241,203)	(258,723)	215,972
Net (increase) decrease in federal funds sold and resell agreements	(28,412)	(64,400)	9,844
Purchase of financial organization, net of cash received	-	(498)	-
Investment capital contributed to consolidated subsidiary	57,536	-	-
Purchases of bank premises and equipment	(43,591)	(52,207)	(50,880)
Proceeds from sales of bank premises and equipment	338	101	284

Net cash provided by (used) in investing activities	$ 521,806	$ (524,077)	$ (669,558)

Financing Activities

Net increase in demand and savings deposits	$ 236,964	$ 46,764	$ 226,338
Net increase (decrease) in time deposits	(225,695)	(65,642)	123,469
Net increase (decrease) in federal funds purchased and repurchase agreements	(507,608)	495,144	206,674
Net increase (decrease) in short-term debt	72,184	(31)	(1,085)
Proceeds from issuance of long-term debt	2,615	3,900	-
Repayments of long-term debt	(13,478)	(5,649)	(5,397)
Cash dividends	(17,134)	(16,035)	(16,439)
Purchases of treasury stock	(17,457)	(39,006)	(11,930)
Proceeds from issuance of treasury stock	311	453	335

Net cash provided by (used in) financing activities	$ (469,298)	$ 419,898	$ 521,965

Increase (decrease) in cash and due from banks	$ 209,216	$ (84,424)	$ (70,768)
Cash and due from banks at beginning of year	766,108	850,532	921,300

Cash and due from banks at end of year	$ 975,324	$ 766,108	$ 850,532

Supplemental disclosures:
Income taxes paid	$ 20,563	$ 30,298	$ 16,362
Total interest paid	197,096	228,323	197,777

Note: Certain noncash transactions regarding the application of SFAS No. 115, and guaranteed ESOP debt transactions and common stock issued for acquisitions are disclosed in the accompanying financial statements and notes to financial statements.
See Notes to Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands)

Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP	Total

Balance - January 1, 1998	$ 24,490	$ 608,964	$ 137,230	$ 3,910	$(137,866)	$ (12,492)	$ 624,236
Comprehensive Income:
Net income	-	-	54,214	-	-	-	54,214
Other comprehensive income - change in unrealized gains on securities of $15,006 net of taxes of $5,223	-	-	-	9,783	-	-	9,783
Total comprehensive income							63,997
Cash dividends ($0.73 per share)	-	-	(16,439)	-	-	-	(16,439)
Earned ESOP shares	-	68	-	-	-	2,500	2,568
Purchase of treasury stock	-	-	-	-	(11,930)		(11,930)
Exercise of stock options	-	(98)	-	-	433		335

Balance - December 31, 1998	$ 24,490	$ 608,934	$ 175,005	$ 13,693	$(149,363)	$ (9,992)	$ 662,767
Comprehensive Income:
Net income	-	-	64,077	-	-	-	64,077
Other comprehensive income - change in unrealized gains (losses) on securities of $42,031 net of tax benefit of $(15,163), and net of reclassification adjustment for gains included in net income of $339	-	-	-	(26,529)	-	-	(26,529)
Total comprehensive income							37,548
Cash dividends ($0.73 per share)	-	-	(16,035)	-	-	-	(16,035)
Stock Dividend (10%)	1,982	72,337	(74,319)	-	-	-	-
Earned ESOP shares	-	-	-	-	-	2,501	2,501
Acquisition - Charter National Bank	-	2,207	-	-	4,556	-	6,763
Purchase of treasury stock	-	-	-	-	(39,006)		(39,006)
Exercise of stock options	-	(68)	-	-	521		453

Balance - December 31, 1999	$ 26,472	$ 683,410	$ 148,728	$(12,836)	$(183,292)	$ (7,491)	$ 654,991
Comprehensive Income:
Net income	-	-	65,111	-	-	-	65,111
Other comprehensive income - change in unrealized gains (losses) on securities of $23,272 net of taxes of $8,653, and net of reclassification adjustment for gains included in net income of $7	-	-	-	14,612	-	-	14,612
Total comprehensive income							79,723
Cash dividends ($0.80 per share)	-	-	(17,134)	-	-	-	(17,134)
Earned ESOP shares	-	-	-	-	-	2,500	2,500
Purchase of treasury stock	-	-	-	-	(17,457)		(17,457)
Exercise of stock options	-	(190)	-	-	501		311

Balance - December 31, 2000	$ 26,472	$ 683,220	$ 196,705	$ 1,776	$(200,248)	$ (4,991)	$ 702,934

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES
    UMB Financial Corporation is a multi-bank holding company which offers a wide range of banking services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Iowa and Nebraska. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

    CONSOLIDATION All subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions have been eliminated. The consolidated statement of income for the year ended December 31, 2000 includes the results of eScout.com LLC a majority-owned subsidiary of the Company. According to the terms of eScout's operating agreement, operating losses have been allocated to the outside minority investors. As a result, these losses have been eliminated through minority interest in loss of consolidated subsidiary.

    ACQUISITIONS Banks acquired and recorded under the purchase method are recorded at the fair value of the net assets acquired at the acquisition date, and results of operations are included from that date. Excess of purchase price over the value of net assets acquired is recorded as premiums on purchased banks. Premiums on purchases prior to 1982 are being amortized ratably over 40 years. Premiums on purchases in 1982 and after are being amortized ratably over 15-20 years. Core deposit intangible assets are being amortized ratably over 10 years.

    REVENUE RECOGNITION Interest on loans and securities is recognized based on rate times the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful. Annual bankcard fees are recognized on a straight-line basis over the period that cardholders may use the card. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

    LOANS Affiliate banks enter into lease financing transactions that are generally recorded under the financing method of accounting. Income is recognized on a basis that results in an approximately level rate of return over the life of the lease.

    A loan is considered to be impaired when management believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation allowance equal to the carrying amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan's effective rate, based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Real estate and consumer loans are collectively evaluated for impairment. Commercial loans are evaluated for impairment on a loan-by-loan basis.

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

    SECURITIES AVAILABLE FOR SALE Debt securities available for sale include principally U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss) until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

    INVESTMENT SECURITIES Investment securities are carried at amortized historical cost based on management's intention, and the Company's ability, to hold them to maturity. The Company classifies most securities of state and political subdivisions as investment securities. Certain significant unforeseeable changes in circumstances may cause a change in the intent to hold these securities to maturity. For example, such changes may include a deterioration in the issuer's creditworthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

    TRADING SECURITIES Trading securities, generally acquired for subsequent sale to customers, are carried at market value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income. Interest income on trading securities is included in income from earning assets.

    IMPAIRMENT OF LONG-LIVED ASSETS Long-lived assets, including goodwill and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flow, (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds its fair value.

    TAXES The Company recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on the liability method and represents the change in the deferred income tax accounts during the year, including the effect of enacted tax rate changes.

    PER SHARE DATA Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of issuable stock options outstanding during each year.

RECLASSIFICATIONS Certain reclassifications were made to the 1999 and 1998 financial statements to conform to the current year presentation.
    ACCOUNTING FOR STOCK-BASED COMPENSATION Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

ACCOUNTING CHANGES
    ACCOUNTING FOR DERIVATIVE INSTRUMENTS In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as ammended by SFAS No. 137 and No.138 which deferred the effective date of SFAS No. 133. This Statement requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statements are effective for the Company's consolidated financial statements after January 1, 2001. The Company has evaluated this Statement and it did not have a significant impact on the consolidated financial statements upon adoption.

    ACCOUNTING FOR FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, which has the same title. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Otherwise, SFAS No. 140 carried forward most of the provisions of SFAS No. 125. Certain provisions of SFAS No. 140 relating to pledged collateral, securitized financial assets and retained interest in securitized financial assets were effective for the Company's consolidated financial statements as of December 31, 2000. The remainder of the Statement is effective for transactions occurring after March 31, 2001. The Company does not believe the Statement will have a material impact on its consolidated financial statements.

ALLOWANCES FOR LOAN LOSSES
The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 2000 (in thousands):

Year Ended December 31
2000	1999	1998

Allowance - beginning of year	$ 31,193	$ 33,169	$ 33,274
Allowances of acquired banks	-	710	-
Additions (deductions):
Charge-offs	$(11,933)	$ (14,514)	$(14,083)
Recoveries	3,537	3,169	3,160

Net charge-offs	$ (8,396)	$ (11,345)	$(10,923)

Provision charged to expense	9,201	8,659	10,818

Allowance - end of year	$ 31,998	$ 31,193	$ 33,169

The amount of loans considered to be impaired under SFAS No. 114 was $10,676,000 at December 31, 2000 and $4,809,000 at December 31, 1999. All of the loans were on a nonaccrual basis or had been restructured. Included in the impaired loans, at December 31, 2000 was $1,602,000 of loans for which the related allowance was $829,000. The remaining $9,074,000 of impaired loans did not have an allowance for loan losses as a result of write-downs and supporting collateral value. At December 31, 1999 there was $1,936,000 of impaired loans with a related allowance of $433,000, and $2,873,000 of impaired loans which did not have an allowance. The average recorded investment in impaired loans was approximately $7,671,000 during the year ended December 31, 2000 and $7,789,000 during the year ended December 31, 1999. The Company had no material amount recorded as interest income on impaired loans for all years presented.

SECURITIES AVAILABLE FOR SALE
The table below provides detailed information for securities available for sale at December 31, 2000 and 1999 (in thousands):

December 31
2000	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury	$ 962,213	$ 4,407	$ (1,209)	$ 965,411
U.S. Agencies	1,162,495	2,698	(2,119)	1,163,074
Mortgage-backed	186,779	624	(1,555)	185,848
State and political subdivisions	1,835	2	(28)	1,809
Commercial paper	124,241	-	-	124,241
Federal Reserve Bank stock	6,697	-	-	6,697
Equity and other	2,982	21	(87)	2,916

Total	$2,447,242	$ 7,752	$ (4,998)	$2,449,996

1999
U.S. Treasury	$1,387,543	$ 491	$(12,340)	$1,375,694
U.S. Agencies	1,246,644	20	(4,720)	1,241,944
Mortgage-backed	252,622	27	(3,926)	248,723
State and political subdivisions	2,985	6	(77)	2,914
Commercial paper	270,594	-	-	270,594
Federal Reserve Bank stock	6,744	-	-	6,744
Equity and other	2,516	84	(78)	2,522

Total	$3,169,648	$ 628	$(21,141)	$3,149,135

SECURITIES AVAILABLE FOR SALE (CONTINUED)
The following table presents contractual maturity information for securities available for sale at December 31, 2000. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$1,507,614	$1,504,889
Due after 1 year through 5 years	617,850	624,326
Due after 5 years through 10 years	800	792
Due after 10 years	279	287

Total	$2,126,543	$2,130,294

Mortgage-backed securities	186,779	185,848
Commercial paper	124,241	124,241
Equity securities and other	9,679	9,613

Total securities available for sale	$2,447,242	$2,449,996

    Securities available for sale with a market value of $2,159,110,000 at December 31, 2000, and $2,793,713,000 at December 31, 1999, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

    During 2000, proceeds from the sales of securities available for sale were $45,557,000 compared to $364,950,000 for 1999. Securities transactions resulted in gross realized gains of $12,000 for 2000, $598,000 for 1999 and $12,000 for 1998. The gross realized losses were $1,000 for 2000, $51,000 for 1999 and $12,000 for 1998.

The net unrealized holding gains (losses) on trading securities at December 31, 2000 and 1999, were $170,100 and $(97,300), respectively, and were included in trading and investment banking income.
INVESTMENT SECURITIES
The table below provides detailed information for investment securities at December 31, 2000 and 1999 (in thousands):

December 31
2000	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

State and political subdivisions	$695,470	$ 2,823	$ (3,074)	$695,219

1999
State and political subdivisions	$748,651	$ 816	$(11,297)	$738,170

The following table presents contractual maturity information for investment securities at December 31, 2000. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value

Due in 1 year or less	$139,253	$139,144
Due after 1 year through 5 years	502,903	502,598
Due after 5 years through 10 years	53,314	53,477

Total investment securities	$695,470	$695,219

There were no sales of investment securities during 2000, 1999 or 1998.
    Investment securities with a market value of $636,673,000 at December 31, 2000, and $689,027,000 at December 31, 1999, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
    The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell ("resell agreements"). The agreements permit the Company to sell or repledge these securities. Resell agreements were $151,076,000 and $119,206,000 at December 31, 2000 and 1999, respectively. The fair values of the securities which collateralize these agreements were $151,076,000 and $119,206,000 at December 31, 2000 and 1999, respectively. Of those balances, $32,895,000 and $33,532,000 were resold under repurchase agreements.

LOANS TO OFFICERS AND DIRECTORS
    Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 2000 and 1999, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

For Year Ended December 31
2000	1999

Balance - beginning of year	$ 134,030	$ 156,358
New loans	1,427,465	1,202,308
Repayments	(1,377,988)	(1,224,636)

Balance - end of year	$ 183,507	$ 134,030

BANK PREMISES AND EQUIPMENT
    Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on accelerated methods. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Bank premises and equipment consisted of the following (in thousands):

December 31
2000	1999

Land	$ 42,632	$ 42,515
Buildings and leasehold improvements	223,880	208,667
Equipment	235,532	212,192

	$ 502,044	$ 463,374
Accumulated depreciation	(251,344)	(223,839)

Bank premises and equipment, net	$ 250,700	$ 239,535

    Consolidated rental and operating lease expenses were $4,449,000 in 2000, $4,294,000 in 1999 and $3,884,000 in 1998. Consolidated bank premises and equipment depreciation and amortization expenses were $32,026,000 in 2000, $21,340,000 in 1999 and $16,876,000 in 1998. Minimum rental commitments as of December 31, 2000 for all noncancelable operating leases are: 2001 - $3,782,000; 2002 - $3,745,000; 2003 - $3,656,000; 2004 - $3,696,000; 2005 - $3,641,000; and thereafter - $34,777,000.

BORROWED FUNDS
The components of the Company's short-term and long-term debt were as follows (in thousands):

December 31
2000	1999

Short-term debt U.S. Treasury demand notes and other	$72,184	-

Long-term debt 6.81% senior notes due 2000	-	$10,000
7.30% senior notes due 2003	15,000	15,000
8.00% note maturing serially through 2001	129	248
ESOP debt guarantee	5,761	8,354
Federal Home Loan Bank 5.89% due 2014	3,645	3,802
Federal Home Loan Bank 4.50% due 2009	-	500
Federal Home Loan Bank 7.13% due 2010	1,657	-
Federal Home Loan Bank 7.61% due 2015	849	-

Total long-term debt	$27,041	$37,904

Total borrowed funds	$99,225	$37,904

Aggregate annual repayments of long-term debt at December 31, 2000 are as follows (in thousands):
2001	$ 3,229
2002	3,350
2003	15,389
2004	415
2005	446
Thereafter	4,212

Total	$27,041

    Long-term debt represents direct, unsecured obligations of the parent company, secured obligations of affiliate banks and a guarantee by the Company of debt of the Company's ESOP plan. The senior note due in 2003 cannot be redeemed prior to stated maturity. The ESOP installment note, secured by shares of the Company's stock, bears interest at a rate of 6.10% and requires quarterly principal and interest payments of $763,000 through December 31, 2002. All of the Federal Home Loan Bank notes are secured by investment securities of the Company. The 5.89%, 7.13% and 7.61% Federal Home Loan Bank notes require monthly principal and interest payments. The 4.50% Federal Home Loan Bank note required monthly interest payments.

    The Company enters into sales of securities with simultaneous agreements to repurchase ("repurchase agreements"). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2000, was $882,189,000 (with accrued interest payable of $276,643). Of that amount, $32,235,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements ("resell agreements"). The remainder of $849,954,000 represented sales of U.S. Treasury and agency securities obtained from the Company's securities portfolio. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows (in thousands):

Securities	Weighted Average
Maturity of the Repurchased Liabilities	Carrying Amount	Market Value	Repurchase Liabilities	Interest Rate

On demand	$688,895	$777,715	$771,237	5.29%
2 to 30 days	74,461	75,932	74,461	5.62
31 to 90 days	3,742	3,761	3,742	5.18
Over 90 days	514	520	514	6.09

Total	$767,612	$857,928	$849,954	5.32%

REGULATORY REQUIREMENTS
    Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state bank in Missouri is subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 2000, approximately $27,965,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2000, this amount averaged $101,699,000, compared to $130,611,000 in 1999.
    The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 2000, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 15.90% and 16.63%, respectively. The Company's leverage ratio at December 31, 2000, was 8.89%.

    As of December 31, 2000, the most recent notification from the Office of Comptroller of the Currency categorized the Company's most significant affiliate banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks' category.

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its largest banks are as follows:

2000

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

(in thousand dollars)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital: UMB Financial Corporation	$695,747	15.90%	$175,038	4.00%	$262,557	6.00%
UMB Bank, n.a.	521,129	13.64	152,803	4.00	229,205	6.00
UMB National Bank of America	63,082	27.72	9,103	4.00	13,655	6.00
Total Capital: UMB Financial Corporation	727,745	16.63	350,076	8.00	437,595	10.00
UMB Bank, n.a.	545,678	14.28	305,606	8.00	382,008	10.00
UMB National Bank of America	64,734	28.44	18,207	8.00	22,759	10.00
Tier 1 Leverage UMB Financial Corporation	695,747	8.89	312,934	4.00	391,168	5.00
UMB Bank, n.a.	521,129	7.78	268,061	4.00	335,077	5.00
UMB National Bank of America	63,082	9.01	28,018	4.00	35,022	5.00

1999

Tier 1 Capital: UMB Financial Corporation	$617,361	14.20%	$173,943	4.00%	$260,915	6.00%
UMB Bank, n.a.	460,236	12.75	144,429	4.00	216,643	6.00
UMB National Bank of America	61,237	18.93	12,941	4.00	19,411	6.00
Total Capital: UMB Financial Corporation	648,554	14.91	347,886	8.00	434,858	10.00
UMB Bank, n.a.	483,007	13.38	288,858	8.00	361,072	10.00
UMB National Bank of America	62,850	19.43	25,881	8.00	32,352	10.00
Tier 1 Leverage UMB Financial Corporation	617,361	7.64	323,234	4.00	404,043	5.00
UMB Bank, n.a.	460,236	6.86	268,253	4.00	335,316	5.00
UMB National Bank of America	61,237	7.50	32,641	4.00	40,802	5.00

EMPLOYEE BENEFITS
    The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. Contributions to these plans were $3,052,000 in 2000, 1999 and 1998. In 1996, the Employee Stock Ownership Plan (ESOP) borrowed $17 million to purchase common stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company's shareholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company's ESOP contribution which funded principal repayments and the payment of interest expense was recorded accordingly in the consolidated financial statements.

    The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary reduction. The Company made a matching contribution to this plan of $1,868,000 for 2000, $1,745,000 for 1999 and $1,671,000 for 1998.

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

Activity in the 1992 Plan for the three years ended December 31, 2000, is summarized in the following table:

Stock Options Under the 1992 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share

Outstanding - January 1, 1998	138,303	$ 23.55 to $50.35	$33.47
Granted	45,128	40.85 to 44.94	41.07
Canceled	(6,103)	23.55 to 45.77	35.11
Exercised	(4,800)	23.55 to 32.60	27.74

Outstanding - December 31, 1998	172,528	$ 23.55 to $50.35	$35.55

Exercisable - December 31, 1998	63,871	$ 23.55 to $36.07	$28.09

Granted	50,529	36.66 to 40.33	36.86
Canceled	(3,685)	23.69 to 50.35	35.19
Exercised	(7,929)	23.65 to 31.92	26.35

Outstanding - December 31, 1999	211,443	$ 23.59 to $50.35	$36.19

Exercisable - December 31, 1999	82,042	$ 23.59 to $50.35	$31.52

Granted	52,554	34.56 to 38.02	34.80
Canceled	(18,337)	23.71 to 45.84	37.07
Exercised	(2,633)	26.02 to 36.15	29.89

Outstanding - December 31, 2000	243,027	$ 23.59 to $50.35	$35.94

Exercisable - December 31, 2000	86,883	$ 23.59 to $50.35	$32.62

    The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 2000, is summarized in the following table:

Stock Options Under the 1981 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share

Outstanding - January 1, 1998	47,496	$15.93 to $21.94	$17.84
Canceled	(493)	15.94 to 19.63	17.19
Exercised	(12,169)	15.93 to 19.70	16.55

Outstanding - December 31, 1998	34,834	$16.08 to $21.94	$18.30

Exercisable - December 31, 1998	34,834	$16.08 to $21.94	$18.30

Canceled	(1,613)	16.11 to 19.70	17.90
Exercised	(12,314)	19.63 to 21.93	19.78

Outstanding - December 31, 1999	20,907	$16.08 to $21.94	$17.45

Exercisable - December 31, 1999	20.907	$16.08 to $21.94	$17.45

Canceled	(807)	16.10 to 16.10	16.10
Exercised	(15,256)	16.08 to 16.14	16.10

Outstanding - December 31, 2000	4,844	$21.93 to $21.94	$21.93

Exercisable - December 31, 2000	4,844	$21.93 to $21.94	$21.93

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/00	Weighted Average Exercise Price

$21.93 to $21.94	4,844	1 year	$21.93	4,844	$21.93
25.17 to 25.25	7,852	2 years	25.21	7,852	25.21
25.42 to 25.59	9,479	3 years	25.47	9,479	25.47
23.59 to 23.77	12,058	4 years	23.71	12,058	23.71
32.64 to 32.89	19,519	5 years	32.80	19,519	32.80
31.66 to 35.03	25,380	6 years	32.24	20,304	32.24
45.58 to 50.35	29,452	7 years	46.08	17,671	46.08
40.84 to 44.92	39,629	8 years	41.10	-	-
36.66 to 40.33	47,104	9 years	36.87	-	-
34.56 to 38.02	52,554	10 years	34.80	-	-

247,871	91,727

EMPLOYEE BENEFITS (CONTINUED)
    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been respectively, $64,849,000 and $3.05 for the year ended December 31, 2000, $63,826,000 and $2.93 for the year ended December 31, 1999 and $54,030,000 and $2.41 for the year ended December 31, 1998.

    For options granted during the year ended December 31, 2000, the estimated fair value of options granted using the Black-Scholes pricing model under the Company's plans was based on a weighted average risk-free interest rate of 5.17%, expected option life of 8.75 years, expected volatility of 19.62% and an expected dividend yield of 2.14%. For options granted during the year ended December 31, 1999, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 6.23%, expected option life of 8.75 years, expected volatility of 18.60% and an expected dividend yield of 2.25%. For options granted during the year ended December 31, 1998, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 4.79%, expected option life of 8.75 years, expected volatility of 18.20% and an expected dividend yield of 1.81%.

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

    The Company's 2000 reported segment revenues, net income and average assets reflect changes in the organization of the Company resulting from consolidation of various subsidiary bank charters and subsequent reassignment of certain functional responsibilities. These functions had previously been managed and reported at a subsidiary company level. 1999 and 1998 segment revenues, net income and average assets have not been restated for the effect of the change.

The table below lists selected financial information by business segment as of and for the three years ended December 31, 2000 (in thousands):

2000	1999	1998

Revenues

Commercial	$ 120,213	$ 91,794	$ 92,324
Trust/Securities Processing	73,280	67,940	60,558
Investment Banking/Brokerage	17,080	33,717	28,723
Community Banking	233,064	232,210	224,610
Other	12,326	14,782	15,355
Less: Intersegment revenues	(34,049)	(40,915)	(45,703)

Total	$ 421,914	$ 399,528	$ 375,867
Net Income

Commercial	$ 48,089	$ 29,075	$ 28,255
Trust/Securities Processing	15,441	14,580	12,298
Investment Banking/Brokerage	(7,070)	4,981	4,607
Community Banking	10,245	20,951	15,662
Other	-	-	-
Less: Intersegment net income	(1,594)	(5,510)	(6,608)

Total	$ 65,111	$ 64,077	$ 54,214
Total Average Assets

Commercial	$1,958,453	$1,719,508	$1,798,334
Trust/Securities Processing	21,256	19,503	14,626
Investment Banking/Brokerage	2,275,806	2,017,986	1,720,832
Community Banking	3,315,388	3,822,964	3,813,421
Other	384,283	401,824	245,002
Less: Intersegment revenues	(666,088)	(542.374)	(574.798)

Total	$7,289,098	$7,439,411	$7,017,417

NOTES TO FINANCIAL STATEMENTS

COMMON STOCK The following table summarizes the share transactions for the three years ended December 31, 2000:

Shares Issued	Shares in Treasury

Balance - January 1, 1998	24,490,189	(3,737,430)
Purchase of treasury stock	-	(235,215)
Issued in stock options	-	15,427

Balance - December 31, 1998	24,490,189	(3,957,218)
Stock dividend (10%)	1,981,850	-
Purchase of treasury stock	-	(926,537)
Issued in stock options	-	18,553
Acquisition of Charter National Bank	-	162,353

Balance - December 31, 1999	26,472,039	(4,702,849)
Purchase of treasury stock	-	(503,906)
Issued in stock options	-	17,948

Balance - December 31, 2000	26,472,039	(5,188,807)

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year. The shares used in the calculation of basic and diluted income per share, which have been restated for all stock dividends, are shown below.

For the Years Ended December 31

2000	1999	1998

Weighted average basic common shares outstanding	21,270,136	21,793,064	22,322,620
Stock options	12,531	38,381	61,441

Weighted average diluted common shares outstanding	21,282,667	21,831,445	22,384,061

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

    The Company's use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $57.8 million and $46.2 million during the years ended December 31, 2000 and 1999, respectively. Net futures activity resulted in losses of $2.2 million for 2000 and gains of $1.7 million for 1999. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

    The Company also enters into foreign exchange contracts on a limited basis. For operating purposes the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2000, contracts to purchase and to sell foreign currency averaged approximately $19.3 million, compared to $17.4 million during 1999. The gains on these foreign exchange contracts for 2000 and 1999 were $1.5 million and $1.1 million, respectively.

    With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2000, the Company did not have any significant credit concentrations in any particular industry.

    In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of operations of the Company.

Contract or National Amount December 31
(in thousands)	2000	1999
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit for loans (excluding credit card loans)	$1,779,218	$1,259,489
Commitments to extend credit under credit card loans	857,993	782,112
Commercial letters of credit	24,193	24,947
Standby letters of credit	147,010	234,021
Financial instruments whose notional or contract amounts exceed the amount of credit risk: Futures contracts	$ 64,500	$ 56,400

ACQUISITIONS
    On November 22, 1999 the Company acquired Charter National Bank, Oklahoma City, Oklahoma for $10 million. The acquisition was funded with existing working capital. The acquisition of this $51.2 million bank was recorded as a purchase. The acquisition was not deemed to be material in relation to the consolidated results of the Company. Income of the combined Company does not include income of the acquired Company prior to the effective date of the acquisition. In March of 2000, this bank was merged into the Company's lead bank.

INCOME TAXES
    Income taxes as set forth below produce effective federal income tax rates of 25.0% in 2000, 25.1% in 1999, and 26.7% in 1998. These percentages are computed by dividing total federal income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

Year Ended December 31
2000	1999	1998

Federal Currently payable	$ 22,761	$ 16,857	$ 19,401
Deferred	(736)	5,035	918

Total federal tax provision	$ 22,025	$ 21,892	$ 20,319
State Currently payable	$ 1,071	$ 504	$ 1,340
Deferred	(100)	579	103

Total state tax provision	$ 971	$ 1,083	$ 1,443

Total tax provision	$ 22,996	$ 22,975	$ 21,762

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

Year Ended December 31
2000	1999	1998

Provision at statutory rate	$ 30,838	$ 30,468	$ 26,592
Tax-exempt interest income	(11,590)	(11,378)	(9,219)
Disallowed interest expense	1,520	1,354	1,148
State and local income taxes, net of federal tax benefits	631	703	938
Amortization of intangibles of purchased banks	1,847	1,909	1,901
Other	(250)	(81)	402

Total tax provision	$ 22,996	$ 22,975	$ 21,762

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities.
Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 2000, 1999 and 1998 were as follows (in thousands):

2000	1999	1998

Deferred tax assets Net unrealized loss on securities available for sale	$ -	$ 7,664	$ -
Allowance for loan losses	11,877	11,573	12,346
Nondeductible accruals	-	-	382
Miscellaneous	266	-	984

Total deferred tax assets	$ 12,143	$ 19,237	$ 13,712

Deferred tax liabilities Net unrealized gain on securities available for sale	$ (989)	$ -	$ (7,499)
Asset revaluations on purchased banks	(3,507)	(4,417)	(4,556)
Depreciation	(13,179)	(11,787)	(8,340)
Miscellaneous	-	(748)	-

Total deferred tax liabilities	$ (17,675)	$ (16,952)	$ (20,395)

Net deferred tax asset (liability)	$ (5,532)	$ 2,285	$ (6,683)

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
CASH AND SHORT-TERM INVESTMENTS The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.
    SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    TRADING SECURITIES Fair values for trading securities (including financial futures), which also are the amounts recognized in the balance sheet, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

    LOANS Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate, consumer, and credit card. Each loan category is further segmented into fixed and variable interest rate categories. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

    DEPOSIT LIABILITIES The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2000 and 1999. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM DEBT The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair values.
LONG-TERM DEBT Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
    OTHER OFF-BALANCE SHEET INSTRUMENTS The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments or their fair value at year-end are significant to the Company's consolidated financial position.

The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows (in millions):

2000	1999
Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets: Cash and short-term investments	$1,136.4	$1,136.4	$ 898.8	$ 898.8
Securities available for sale	2,450.0	2,450.0	3,149.1	3,149.1
Investment securities	695.4	695.2	748.7	738.2
Trading securities	80.7	80.7	77.0	77.0
Loans	$3,074.0	$3,039.7	$2,841.2	$2,753.0
Less: allowance for loan losses	(32.0)	-	(31.2)	-

Net loans	$3,042.0	$3,039.7	$2,810.0	$2,753.0

Total financial assets	$7,404.5	$7,402.0	$7,683.6	$7,616.1

Financial liabilities: Demand and savings deposits	$4,731.1	$4,731.1	$4,494.1	$4,494.1
Time deposits	1,204.1	1,212.6	1,429.8	1,428.4
Federal funds and repurchase	909.8	909.8	1,417.4	1,417.4
Short-term debt	72.2	72.2	-	-
Long-term debt	27.0	27.7	37.9	34.0

Total financial liabilities	$6,944.2	$6,953.4	$7,379.2	$7,373.9

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PARENT COMPANY FINANCIAL INFORMATION

December 31
Balance Sheets (in thousands)	2000	1999

Assets: Investment in subsidiaries: Banks	$647,336	$630,357
Non-banks	8,822	7,525

Total investment in subsidiaries	$656,158	$637,882
Premiums on purchased banks	6,490	7,887
Cash	37,459	23,255
Securities available for sale and other	31,830	27,150

Total assets	$731,937	$696,174

Liabilities and Shareholders' Equity: Dividends payable	$ 4,257	$ 4,000
Long-term debt	20,890	33,602
Accrued expenses and other	3,856	3,581

Total	$629,003	$ 41,183
Shareholders' equity	702,934	654,991

Total liabilities and shareholders' equity	$731,937	$696,174

Year Ended December 31
Statements of Income (in thousands)	2000	1999	1998

Income: Dividends and income received from affiliate banks	$ 66,658	$ 24,762	$ 51,132
Service fees from subsidiaries	13,422	13,378	12,041
Net security gains	2	14	10
Other	523	1,167	859

Total income	$ 80,605	$ 39,321	$ 64,042
Expense: Salaries and employee benefits	$ 4,808	$ 4,632	$ 5,017
Interest on long-term debt	1,683	2,599	3,213
Services from affiliate banks	652	652	652
Other	12,389	14,476	14,537

Total expense	$ 19,532	$ 22,359	$ 23,419

Income before income taxes and equity in undistributed earnings of subsidiaries	$ 61,073	$ 16,962	$ 40,623
Income tax benefit	(1,296)	(2,132)	(2,893)

Income before equity in undistributed earnings of subsidiaries	$ 62,369	$ 19,094	$ 43,516
Equity in undistributed earnings of subsidiaries: Banks	2,452	44,926	10,607
Non-banks	290	57	91

Net income	$ 65,111	$ 64,077	$ 54,214

Year Ended December 31
Statements of Cash Flows (in thousands)	2000	1999	1998

Operating Activities: Net income	$ 65,111	$ 64,077	$ 54,214
Equity in earnings of subsidiaries	(68,942)	(69,133)	(61,073)
Gains from sales of securities available for sale	(2)	(14)	(10)
Earned ESOP shares	2,500	2,501	2,568
Other	1,402	(918)	(535)

Net cash provided by (used in) operating activities	$ 69	$ (3,487)	$ (4,836)

Investing Activities: Proceeds from sales of securities available for sale	$ 100	$ 35	$ 25
Proceeds from maturities of securities held to maturity	70,001	252,575	99,145
Purchases of securities available for sale	(79,414)	(251,235)	(109,926)
Net decrease in repurchase agreements	4,323	2,439	6,858
Net capital investment in affiliate banks	-	36,764	-
Dividends received from subsidiaries	66,200	24,150	61,360
Net capital expenditures for premises and equipment	(83)	(43)	(166)

Net cash provided by investing activities	$ 61,127	$ 64,685	$ 57,296

Financing Activities: Repayments of long-term debt	$ (12,712)	$ (5,551)	$ (5,397)
Cash dividends paid	(17,134)	(16,035)	(16,439)
Net purchase of treasury stock	(17,146)	(38,553)	(11,595)

Net cash used in financing activities	$ (46,992)	$ (60,139)	$ (33,431)

Net increase in cash	$ 14,204	$ 1,059	$ 19,029

INDEPENDENT AUDITORS' REPORT
To the Shareholders and the Board of Directors of UMB Financial Corporation:
    We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE and TOUCHE, LLP Deloitte and Touche, LLP
Kansas City, Missouri January 18, 2001

FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES ( in millions)

(unaudited)	2000	1999

ASSETS	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)

Loans, net of unearned interest (FTE) (2)	$3,004.8	$256.3	8.53%	$2,616.0	$212.8	8.14%
Securities: Taxable	$2,105.7	$123.8	5.88	$2,820.0	$154.3	5.47
Tax-exempt (FTE)	736.2	46.8	6.36	733.8	45.9	6.25

Total securities	$2,841.9	$170.6	6.00	$3,553.8	$200.2	5.63
Federal funds sold and resell agreements	229.1	15.2	6.63	120.4	6.0	4.84
Other earning assets (FTE)	74.6	4.7	6.23	66.3	3.9	5.68

Total earning assets (FTE)	$6,150.4	$446.8	7.26	$6,356.5	$422.9	6.65
Allowance for loan losses	(31.6)			(32.9)
Cash and due from banks	720.3			691.6
Other assets	450.0			424.2

Total assets	$7,289.1	$7,439.4

Liabilities and Shareholders' Equity
Interest-bearing demand and savings deposits	$2,270.5	$71.2	3.14%	$2,281.5	$ 61.0	2.67%
Time deposits under $100,000	824.3	42.4	5.14	860.5	40.4	4.69
Time deposits of $100,000 or more	347.9	19.0	5.45	457.5	21.5	4.70

Total interest-bearing deposits	$3,442.7	$132.6	3.85	$3,599.5	$122.9	3.41
Short-term borrowings	43.0	2.7	6.35	3.8	0.1	4.57
Long-term debt	29.6	2.0	6.91	40.2	2.8	6.91
Federal funds purchased and repurchase agreements	1,051.2	59.1	5.62	1,285.2	57.5	4.47

Total interest-bearing liabilities	$4,566.5	$196.4	4.30	$4,928.7	$183.3	3.72
Noninterest-bearing demand deposits	1,922.0			1,748.9
Other	124.4			104.5

Total	$6,612.9	$6,782.1
Total shareholders' equity	$ 676.2	$ 657.3

Total liabilities and shareholders' equity	$7,289.1	$7,439.4

Net interest income (FTE)	$250.4		$239.6
Net interest spread		2.96%		2.93%
Net interest margin		4.07		3.77

(1) Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2) Loan fees and income from loans on nonaccrual status are included in loan income.

1998	1997	1996

Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance Five-Year Compounded Growth Rate

$2,640.9	$228.8	8.66%	$2,649.0	$237.0	8.95%	$2,437.8	$221.5	9.09%	5.07%
$2,448.3	$140.7	5.75	$2,166.6	$127.1	5.87	$2,169.8	$122.9	5.66	6.28
557.0	35.8	6.43	372.1	24.6	6.61	317.8	21.2	6.68	19.19

$3,005.3	$176.5	5.87	$2,538.7	$151.7	5.97	$2,487.6	$144.1	5.79	3.59
224.1	12.3	5.49	138.8	8.4	6.07	185.6	10.0	5.39	4.04
72.3	4.3	5.87	83.7	5.1	6.13	69.3	4.3	6.12	4.38

$5,942.6	$421.9	7.10	$5,410.2	$402.2	7.43	$5,180.3	$379.9	7.33	4.33
(33.2)			(32.9)			(34.0)			(0.31)
723.7			724.8			646.5			3.15
384.3			380.5			344.4			5.90

$7,017.4	$6,482.6	$6,137.2	4.32%

$2,260.3	$ 69.5	3.07%	$2,143.9	$ 65.8	3.07%	$2,056.7	$ 59.8	2.91%	1.97%
875.5	44.7	5.11	898.9	46.7	5.20	948.6	49.3	5.21	(3.08)
480.3	24.2	5.04	310.8	15.4	4.95	276.5	14.0	5.05	9.50

$3,616.1	$138.4	3.83	$3,353.6	$127.9	3.82	$3,281.8	$123.1	3.75	1.19
0.7	-	3.55	0.6	-	5.91	1.0	-	4.10	107.39
42.6	3.2	7.54	48.9	3.4	6.78	55.4	4.0	7.27	(7.34)
920.6	45.5	4.94	800.1	40.5	5.06	771.5	37.5	4.84	11.36

$4,580.0	$187.1	4.08	$4,203.2	$171.8	4.09	$4,109.7	$164.6	4.00	3.18
1,702.3			1,576.2			1,386.2			7.53
85.0			104.6			67.0			15.32

$6,367.3	$5,884.0	$5,562.9	4.52

$ 650.1	$ 598.6	$ 574.3	2.51

$7,017.4	$6,482.6	$6,137.2	4.32%

$234.8		$230.4		$215.3
	3.02%		3.34%		3.33%
	3.95		4.26		4.16

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

December 31, 2000
Missouri	Number of Locations	Total Assets	Loans Net of Unearned	Total Deposits	Shareholders' Equity

UMB Bank, n.a.	138	$6,702,135	$2,565,933	$5,073,293	$511,217
UMB Bank, Warsaw	4	67,980	23,438	56,968	5,104
Colorado

UMB Bank Colorado, n.a.	11	381,998	224,081	285,136	29,323
Kansas

UMB National Bank of America .	13	708,981	138,414	578,318	71,997
Nebraska

UMB Bank Omaha, n.a.	4	87,710	81,482	42,051	5,766
Banking-Related Subsidiaries

UMB Properties, Inc.
UMB Community Development Corporation
UMB Banc Leasing Corporation
UMB, U.S.A. n.a.
UMB Scout Brokerage Services, Inc.
UMB Scout Insurance Company
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
UMB Consulting Services, Inc.
UMB Data Corporation