Form 10-Q
period 2001-03-31
UMB FINANCIAL CORP
filed 2001-05-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X      No ___

At March 31, 2001, UMB Financial Corporation had 21,122,599 shares of common stock outstanding. This is the only class of stock of the Company.

UMB FINANCIAL CORPORATION FORM
10-Q INDEX

Item	Page

PART I. Financial Information

1. Financial Statements

Consolidated Balance Sheets As of March 31, 2001 and 2000 and December 31, 2000 (unaudited)	3
ConsolidatedStatements of Income for the Three Months Ended March 31, 2001 and 2000 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (unaudited)	5
Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 2001 and 2000 (unaudited)	6
Notes to ConsolidatedFinancial Statements	7-9
Supplemental Financial Data
Average Balances/ Yields and Rates	10
Analysis of Changes in Net Interest Income and Margin	11
2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15
PART II. Other Information
Exhibits and Reports on Form 8-K	16
Signatures	17
                            UMB FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                         March 31,              December 31,
                                                              ------------------------------   --------------
ASSETS                                                            2001            2000             2000
                                                              --------------  --------------   --------------
Loans:
    Commercial, financial and agricultural                      $ 1,587,146     $ 1,699,608      $ 1,590,365
    Consumer (net of unearned interest)                           1,018,703       1,001,258        1,055,485
    Real estate                                                     416,545         350,249          420,430
    Leases                                                            8,247           6,376            7,677
    Allowance for loan losses                                       (32,203)        (31,274)         (31,998)
                                                              --------------  --------------   --------------
        Net loans                                               $ 2,998,438     $ 3,026,217      $ 3,041,959
Securities available for sale:
    U.S. Treasury and agencies                                    $ 975,049     $ 1,334,878      $ 1,456,405
    U.S. Treasury and agencies pledged to creditors                 853,237         865,600          857,928
    State and political subdivisions                                 17,208           2,138            1,809
    Commercial paper and other                                      295,654          69,035          133,854
                                                              --------------  --------------   --------------
        Total securities available for sale                     $ 2,141,148     $ 2,271,651      $ 2,449,996
Securities held to maturity:
    State and political subdivisions   (market value
        of $660,594, $731,506 and $695,219, respectively)       $   651,124     $   744,757      $   695,470
Federal funds and resell agreements                                  99,725          74,558          161,076
Trading securities and other earning assets                          79,715          68,233           80,664
                                                              --------------  -------------------------------
            Total earning assets                                $ 5,970,150     $ 6,185,416      $ 6,429,165
Cash and due from banks                                             590,488         689,364          975,324
Bank premises and equipment, net                                    246,882         237,003          250,700
Accrued income                                                       73,642          80,619           71,642
Premium on and intangibles of purchased banks                        41,811          48,901           43,550
Other assets                                                         78,102          62,457           96,502
                                                              --------------  --------------   --------------
             Total assets                                       $ 7,001,075     $ 7,303,760      $ 7,866,883
                                                              ==============  ==============   ==============

LIABILITIES
Deposits:
    Noninterest-bearing demand                                  $ 1,643,542     $ 2,039,586      $ 2,179,776
    Interest-bearing demand and savings                           2,294,968       2,199,919        2,551,326
    Time deposits under $100,000                                    806,983         831,459          792,027
    Time deposits of $100,000 or more                               289,266         373,192          412,075
                                                              --------------  --------------   --------------
        Total deposits                                          $ 5,034,759     $ 5,444,156      $ 5,935,204
Federal funds and repurchase agreements                             938,293       1,076,274          909,755
Short-term debt                                                     142,616               0           72,184
Long-term debt                                                       29,843          28,362           27,041
Accrued expenses and taxes                                           62,514          41,159           50,981
Other liabilities                                                    64,407          55,551          168,784
                                                              --------------  --------------   --------------
            Total liabilities                                   $ 6,272,432     $ 6,645,502      $ 7,163,949
                                                              --------------  --------------   --------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 26,472,039  shares.                          $    26,472     $    26,472      $    26,472
Capital surplus                                                     683,219         683,407          683,220
Retained earnings                                                   210,168         160,957          196,705
Accumulated other comprehensive income (loss)                        14,819         (14,575)           1,776
Unearned ESOP shares                                                 (4,366)         (6,867)          (4,991)
Treasury stock, 5,227,415, 4,925,888 and
   5,188,807 shares, at cost, respectively                        (201,669)       (191,136)        (200,248)
                                                              --------------  --------------   --------------
        Total shareholders' equity                              $   728,643     $   658,258      $   702,934
                                                              --------------  --------------   --------------
            Total liabilities and shareholders' equity          $ 7,001,075     $ 7,303,760      $ 7,866,883
                                                              ==============  ==============   ==============

See Notes to Consolidated Financial Statements.

                            UMB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                                 Three Months
                                                                Ended March 31,
INTEREST INCOME                                          2001                        2000
                                                      ------------                ------------
Loans                                                    $ 63,926                    $ 58,760
    Securities:
    Taxable interest                                     $ 32,578                    $ 40,563
    Tax-exempt interest                                     7,286                       8,014
                                                      ------------                ------------
        Total securities income                          $ 39,864                    $ 48,577
Federal funds and resell agreements                         2,965                       1,750
Trading securities and other                                1,190                       1,157
                                                      ------------                ------------
            Total interest income                        $107,945                    $110,244
                                                      ------------                ------------

INTEREST EXPENSE
Deposits                                                 $ 33,697                    $ 35,014
Federal funds and repurchase agreements                    12,404                      16,677
Short-term debt                                             1,005                           0
Long-term debt                                                478                         548
                                                      ------------                ------------
        Total interest expense                           $ 47,584                    $ 52,239
                                                      ------------                ------------
Net interest income                                      $ 60,361                    $ 58,005
Provision for loan losses                                   2,963                       1,905
                                                      ------------                ------------
            Net interest income after provision          $ 57,398                    $ 56,100
                                                      ------------                ------------

NONINTEREST INCOME
Trust income                                             $ 13,655                    $ 14,128
Securities processing                                       4,185                       4,610
Trading and investment banking                              6,357                       4,929
Service charges on deposits                                12,889                      12,478
Other service charges and fees                              7,426                       6,927
Bankcard fees                                               4,089                       3,276
Net investment security gains                                  21                           1
Other                                                       3,192                       2,063
                                                      ------------                ------------
        Total noninterest income                         $ 51,814                    $ 48,412
                                                      ------------                ------------

NONINTEREST EXPENSE
Salaries and employee benefits                           $ 48,964                    $ 44,818
Occupancy, net                                              6,865                       6,007
Equipment                                                  13,366                      11,103
Supplies and services                                       5,563                       5,375
Marketing and business development                          4,207                       3,937
Processing fees                                             4,031                       3,856
Legal and consulting                                        2,784                       1,336
Amortization of premium on purchased banks                  1,739                       1,819
Other                                                       4,982                       5,154
                                                      ------------                ------------
        Total noninterest expense                        $ 92,501                    $ 83,405
                                                      ------------                ------------
Minority interest in loss of consolidated sub.           $  8,053                    $    941
                                                      ------------                ------------
Income before income taxes                               $ 24,764                    $ 22,048
Income tax provision                                        7,046                       5,504
                                                      ------------                ------------
            NET INCOME                                   $ 17,718                    $ 16,544
                                                      ============                ============

PER SHARE DATA
Net income - Basic                                         $ 0.84                      $ 0.77
Net income - Diluted                                       $ 0.84                      $ 0.77
Dividends                                                  $ 0.20                      $ 0.20

Weighted average shares outstanding                    21,140,603                  21,427,786

See Notes to Consolidated Financial Statements.

                                                 UMB FINANCIAL COPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited, in thousands)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                 -------------------------------------------
                                                                                          2001                  2000
                                                                                    ------------------    ------------------
Operating Activities
Net Income                                                                                   $ 17,718              $ 16,544
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                               2,963                 1,905
        Depreciation and amortization                                                           9,195                 9,239
        Minority interest in net loss of subsidiary                                            (8,053)                 (941)
        Deferred income taxes                                                                    (914)                1,545
        Net decrease in trading securities                                                        949                10,786
        Gains on sales of securities available for sale                                           (21)                   (1)
        Amortization of securities premiums,
            net of discount accretion                                                          (6,865)               (7,211)
        Earned ESOP shares                                                                        625                   624
        Changes in:
               Accrued income                                                                  (2,000)               (5,079)
               Accrued expenses and taxes                                                       4,990                11,222
        Other, net                                                                            (27,982)              (22,786)
                                                                                    ------------------    ------------------
            Net cash provided by (used in) operating activities                              $ (9,395)             $ 15,847
                                                                                    ------------------    ------------------

Investing Activities
Proceeds from maturities of investment securities                                            $ 44,973              $ 23,933
Proceeds from sales of securities available for sale                                                -                   100
Proceeds from maturities of securities available for sale                                   6,236,066             3,639,713
Purchases of investment securities                                                             (1,399)              (21,020)
Purchases of securities available for sale                                                 (5,899,060)           (2,756,509)
Net (increase) decrease in loans                                                               40,558              (218,165)
Net decrease in fed funds and resell agreements                                                61,351                56,161
Investment capital contributed to consolidated subsidiary                                           -                25,000
Purchases of bank premises and equipment                                                       (3,928)               (4,888)
Other, net                                                                                    (49,942)                5,656
Proceeds from sales of bank premises and equipment                                                290                     0
                                                                                    ------------------    ------------------
            Net cash provided by  investing activities                                      $ 428,909             $ 749,981
                                                                                    ------------------    ------------------

Financing Activities
Net decrease in demand and savings deposits                                                $ (792,592)           $ (254,633)
Net decrease in time deposits                                                                (107,853)             (225,146)
Net increase(decrease)in fed funds/repurchase agreements                                       28,538              (341,089)
Net increase in short term borrowings                                                          70,432                     0
Proceeds from long term debt                                                                    3,700                 1,750
Repayment of long term debt                                                                      (898)              (11,292)
Cash dividends                                                                                 (4,255)               (4,315)
Proceeds from exercise of stock options                                                             6                    17
Purchases of treasury stock                                                                    (1,428)               (7,864)
                                                                                    ------------------    ------------------
           Net cash used in financing activities                                           $ (804,350)           $ (842,572)
                                                                                    ------------------    ------------------

Decrease in cash and due from banks                                                        $ (384,836)            $ (76,744)
Cash and due from banks at beginning of year                                                  975,324               766,108
                                                                                    ------------------    ------------------
Cash and due from banks at end of period                                                    $ 590,488             $ 689,364
                                                                                    ==================    ==================

See Notes to Consolidated Financial Statements.

                           UMB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (unaudited, in thousands)

                                                                                               Accumulated
                                                                                                   Other
                                                       Common      Capital      Retained       Comprehensive       Treasury      Unearned
                                                        Stock      Surplus      Earnings       Income (Loss)        Stock          ESOP          Total
                                                     ------------------------------------------------------------------------------------------------------
 Balance - January 1, 2000                              $26,472     $ 683,410    $ 148,728            $ (12,836)   $ (183,292)     $ (7,491)     $ 654,991
 Net income                                                   -             -       16,544                    -             -             -         16,544
 Comprehensive income,net of tax
   Unrealized loss on securities of
   $1,740 net of reclassification adj.
   for gains included in net income
   of $1.                                                     -             -            -               (1,739)            -             -         (1,739)
                                                                                                                                            ---------------
 Total comprehensive income                                                                                                                         14,805
 Cash Dividends                                               -             -       (4,315)                   -             -             -         (4,315)
 Earned ESOP shares                                           -             -            -                    -             -           624            624
 Purchase of treasury stock                                   -             -            -                    -        (7,864)            -         (7,864)
 Exercise of stock options                                    -            (3)           -                    -            20             -             17
                                                     ------------------------------------------------------------------------------------------------------
 Balance - March 31, 2000                               $26,472     $ 683,407    $ 160,957            $ (14,575)   $ (191,136)     $ (6,867)     $ 658,258
                                                     ======================================================================================================

 Balance - January 1, 2001                              $26,472     $ 683,220    $ 196,705              $ 1,776    $ (200,248)     $ (4,991)     $ 702,934
 Net income                                                   -             -       17,718                    -             -             -         17,718
 Comprehensive income,net of tax
   Unrealized gain on securities of
   $13,064 net of reclassification adj.
   for gains included in net income
   of $21.                                                    -             -            -               13,043             -             -         13,043
                                                                                                                                            ---------------
 Total comprehensive income                                                                                                                         30,761
 Cash dividends                                               -             -       (4,255)                   -             -             -         (4,255)
 Earned ESOP shares                                           -             -            -                    -             -           625            625
 Purchase of treasury stock                                   -             -            -                    -        (1,428)            -         (1,428)
 Exercise of stock options                                    -            (1)           -                    -             7             -              6
                                                     ------------------------------------------------------------------------------------------------------
 Balance - March 31, 2001                               $26,472     $ 683,219    $ 210,168             $ 14,819    $ (201,669)     $ (4,366)     $ 728,643
                                                     ======================================================================================================

 See Notes to Consolidated Financial Statements.

>
                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

1. Financial Statement Presentation:

The consolidated  financial  statements  include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of  management  of the  Company,  all  adjustments,  which were of a normal recurring  nature and necessary for a fair  presentation of the financial position and results of  operations,  have been made.  The financial  statements should be read in conjunction with the  Management's  Discussion and Analysis of
Financial  Condition  and results of Operations  and with  reference to the 2000
Annual Report to Shareholders.

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

2. Earnings:

Earnings per share are based on the weighted  average number of shares of common stock outstanding  during the interim periods.  Diluted earnings per share takes into  account the dilutive  effect of 21,654 and 23,298  shares  issuable  under options granted by the Company at March 31, 2001 and 2000, respectively.

3. Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                Three Months Ended March 31,
                                                                        2001                  2000
Balance January 1                                                     $31,998               $31,193
Additions:
Provision for loan losses                                               2,963                 1,905
                                                                      _______               _______
Total Before Deductions                                                34,961                33,098
                                                                      _______               _______
Deductions:
Charge-offs                                                           (3,711)               (2,683)
Less recoveries on loans previously charged-off                           953                   859
                                                                      _______               _______
Net charge-offs                                                       (2,758)               (1,824)
                                                                      _______               _______
Balance, March 31                                                     $32,203               $31,274
                                                                      =======               =======

At March 31, 2001 the amount of loans that are  considered to be impaired  under
SFAS No. 114 was  $10,175,000  compared to  $10,676,000 at December 31, 2000 and
$4,553,000  at March 31,  2000.  At March 31,  2001 all of these  loans are on a non-accrual or restructured basis.  Included in the impaired loans is $1,208,000 of loans for which the related allowance is $1,098,000.  This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's  estimated cash flows,  its estimated fair value, or the fair value of the  collateral  securing  the loan if the loan is  collateral dependent.  The remaining  $8,967,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting  collateral value. The average recorded  investment in impaired loans during the period ended March 31,
2001 was approximately $10,426,000.

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

4.  Segment  Reporting:
Public  enterprises  are  required  to  report  certain
information  concerning  operating  segments  in annual  and  interim  financial statements.  Operating segments are considered to be components of an enterprise for which separate financial information is available and evaluated regularly by
key  decision-makers   for  purposes  of  allocating   resources  and  assessing
performance.  During 1999, the Company merged several  affiliate  banks into the lead bank,  which changed the manner in which various segments are evaluated and managed.  The Company has defined its  operations  into the following  segments:
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

                                                               Three Months Ended March 31,
                                                                        2001               2000
                  Revenues
                  Commercial Banking                                     $   33,445         $   28,828
                  Trust and Securities Processing                            15,915             19,203
                  Investment Banking and Brokerage                           11,862              4,482
                  Community Banking                                          56,414             55,654
                  Other                                                        (722)              6,198
                  Less:  Intersegment revenues                               (7,702)            (11,451)
                                                                            _______             _______
                          Total                                          $  109,212         $   102,914
                  Net Income (loss)
                  Commercial Banking                                     $   14,443         $   11,115
                  Trust and Securities Processing                             1,806              4,741
                  Investment Banking and Brokerage                            2,250             (1,265)
                  Community Banking                                            (758)             2,228
                  Other                                                           -                  -
                  Less:  Intersegment (income) loss                             (23)              (275)
                                                                            _______             ______
                          Total                                          $   17,718         $   16,544
                  Total Average Assets
                  Commercial Banking                                     $1,928,401         $2,145,897
                  Trust and Securities Processing                            17,509             23,046
                  Investment Banking and Brokerage                        2,684,534          2,449,404
                  Community Banking                                       2,881,888          3,312,705
                  Other                                                     328,534            436,869
                  Less:  Intersegment assets                               (524,542)          (582,615)
                                                                          _________          _________
                          Total                                          $7,316,324         $7,785,306
                                                                          =========         ==========

                            UMB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

5. Commitments and Contingencies:  In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims.
In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company

6.  New  Accounting  Pronouncements:
In June  1998,  The  Financial  Accounting
Standards Board issued SFAS No. 133, "Accounting for Derivative  Instruments and
Hedging  Activities"  as amended by SFAS No. 137 and No. 138, which deferred the effective  date of SFAS No. 133. This Statement  requires  entities to recognize all derivatives as either assets or liabilities in its financial  statements and to measure such  instruments  at their fair value.  The Statements are effective for the Company's  financial  statements  after January 1, 2001. The Company has evaluated  this  Statement  and it did  not  have a  significant  impact  on the consolidated financial statements upon adoption.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140,
"Accounting for Transfers and Servicing of Financial Assets and  Extinguishments
of  Liabilities."  SFAS No. 140 replaces SFAS 125, which has the same title.  It revises the standards for accounting for  securitizations and other transfers of financial  assets and collateral and requires  certain  disclosures.  Otherwise,
SFAS No. 140 carried  forward most of the  provisions  of SFAS No. 125.  Certain provisions of SFAS No. 140 relating to pledged collateral, securitized financial assets and retained interest in securitized  financial assets were effective for the Company's  consolidated  financial  statements as of December 31, 2000.  The remainder of the Statement is effective for  transactions  occurring after March
31, 2001. The Company does not believe the Statement will have a material impact on its financial statements.

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

          UMB FINANCIAL CORPORATION
              AVERAGE BALANCES/YIELDS AND RATES
    (tax-equivalent basis) (unaudited, in thousands)

                                                                 Three Months Ended March 31,
                                                    2001                             2000
                                                   Average       Average           Average       Average
Assets                                             Balance     Yield/Rate          Balance     Yield/Rate
                                               ----------------------------     ---------------------------
Loans, net of unearned interest                    $ 3,026,465        8.59%       $ 2,873,033        8.25%
Securities:
  Taxable                                          $ 2,261,013        5.84         $ 2,796,531        5.83
  Tax-exempt                                           673,232        6.39             746,972        6.38
                                               ----------------------------     ---------------------------
    Total securities                               $ 2,934,245        5.97         $ 3,543,503        5.95
Federal funds and resell agreements                    211,039        5.70             132,144        5.69
Other earning assets                                    82,050        6.19              81,504        5.82
                                               ----------------------------     ---------------------------
    Total earning assets                           $ 6,253,799        7.23         $ 6,630,184        6.94
Allowance for loan losses                              (32,034)                        (31,161)
Other assets                                         1,094,559                       1,186,283
                                               ----------------                 ---------------
Total assets                                       $ 7,316,324                     $ 7,785,306
                                               ================                 ===============

Liabilities and Shareholders' Equity
Interest-bearing deposits                          $ 3,557,560        3.84%       $ 3,705,580        3.80%
Federal funds and repurchase agreements                987,852        5.09           1,287,880        5.21
Borrowed funds                                         102,956        5.84              33,498        6.58
                                               ----------------------------     ---------------------------
    Total interest-bearing liabilities             $ 4,648,368        4.15         $ 5,026,958        4.18
Noninterest-bearing demand deposits                  1,815,094                       1,993,847
Other liabilities                                      130,864                         106,882
Shareholders' equity                                   721,998                         657,619
                                               ----------------                 ---------------
    Total liabilities and shareholders' equity     $ 7,316,324                     $ 7,785,306
                                               ================                 ===============

Net interest spread                                                   3.08%                          2.76%
Net interest margin                                                   4.15                            3.77

                            UMB FINANCIAL CORPORATION
              ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                      (tax-equivalent basis) (unaudited, in thousands)

                                             ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                        Three Months Ended
                                                                     March 31, 2001 vs. 2000
                                                              ------------------------------------------------------------
                                                                   Volume                 Rate                 Total
Change in interest earned on:
    Loans                                                               $ 2,918              $ 2,243              $ 5,161
    Securities:
        Taxable                                                          (8,049)                  64               (7,985)
        Tax-exempt                                                       (1,259)                  15               (1,244)
    Federal funds sold                                                    1,088                  127                1,215
    Other                                                                     7                   66                   73
                                                              ------------------    -----------------     ----------------
            Interest income                                            $ (5,295)             $ 2,515             $ (2,780)
                                                              ------------------    -----------------     ----------------

Change in interest paid on:
    Interest-bearing deposits                                          $ (1,627)               $ 310             $ (1,317)
    Federal funds purchased                                              (3,900)                (373)              (4,273)
    Borrowed funds                                                        1,003                  (68)                 935
                                                              ------------------    -----------------     ----------------
            Interest expense                                           $ (4,524)              $ (131)            $ (4,655)

                                                              ------------------    -----------------     ----------------
Net interest income                                                      $ (771)             $ 2,646              $ 1,875
                                                              ==================    =================     ================

                                                   ANALYSIS OF NET INTEREST MARGIN

                                                                        Three Months Ended
                                                                  March 31,
                                                              ------------------------------------------------------------
                                                                    2000                  1999                Change
Average earning assets                                              $ 6,253,799          $ 6,630,184           $ (376,385)
Interest-bearing liabilities                                          4,648,368            5,026,958             (378,590)
                                                              ------------------    -----------------     ----------------
Interest free funds                                                 $ 1,605,431          $ 1,603,226              $ 2,205
                                                              ==================    =================     ================

Free funds ratio                                                          25.67%              24.18%               1.49%
    (free funds to earning assets)

Tax-equivalent yield on earning assets                                     7.23%               6.94%               0.29%
Cost of interest-bearing liabilities                                       4.15                 4.18                (0.03)
                                                              ------------------    -----------------     ----------------
Net interest spread                                                        3.08%               2.76%               0.32%
Benefit of interest free funds                                             1.07                 1.01                 0.06
                                                              ------------------    -----------------     ----------------
Net interest margin                                                        4.15%               3.77%               0.38%
                                                              ==================    =================     ================

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended March 31, 2001. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report. Interim results are not necessarily indicative of results for a full year.

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

Summary

The Company earned net income of $17,718,000 for the three months ended March 31, 2001, compared to $16,544,000 for the same period a year earlier. This represents per share earnings of $0.84 for the first quarter of 2001 compared to $0.77 for the first quarter of 2000, an increase of 9.1 percent. The current year results represent the Company's best quarterly performance in terms of earnings from operations, which exclude gains from the sale of assets.

Loan growth and increases in non-interest income have driven the Company's improved performance. During the first three months of 2001, non-interest income increased by 7.0 percent over the same period of 2000. This improvement was fueled by increases in trading and investment banking activities, as well as higher fees from bankcard services. The Company's operating expenses increased by 10.9 percent for the first three months of 2001. Net interest income and non-interest income and expense include the results of operations of eScout.com, LLC, a majority-owned subsidiary of the Company. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are eliminated through minority interest in loss of consolidated subsidiary. The increase in the Company's operating expenses, without the effect of eScout, was only 1.3 percent.

The Board of Directors of the Company has authorized the purchase of up to one million shares of the Company's stock during 2001, such purchases to be on such terms and conditions as management may deem appropriate. The purchases may be made, from time to time, in both open market and privately negotiated transactions.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

Results of Operations

For the three months ended March 31, 2001, the Company earned net interest income of $60,361,000 compared to $58,005,000 for the first quarter of 2000. The Company achieved increases in net interest income as a result of both sustained loan growth and more favorable interest rates. Average loans for the quarter ended March 31, 2001, totaled $3.026 billion, an increase of more than 5 percent from the total one year earlier. This loan growth, coupled with an overall increase in interest rates allowed the Company to achieve a net interest margin of 4.15 compared to 3.77 percent one year earlier. The yield on the Company's investment portfolio for 2001 was basically unchanged from the period year, however the average balance on investment securities decreased.

The Company's loan loss provision for the first quarter of 2001 was $2,963,000 compared to $1,905,000 for the same period of 2000. The increase in the provision for loan loss was due to a combination of increases in net loan charge-offs and an increase in non-performing loans. For the three months ended March 31, 2001 the net loan charge-offs were $2,758,000, compared to $1,824,000 for the same period in 2000. The majority of the charge-offs in both periods was from bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non-interest income totaled $51,814,000 for the first quarter of 2001 compared to $48,412,000 for the same period of 2000, an increase of 7.0 percent. Nearly all categories of fee income, other than trust and securities processing, experienced growth for the quarter. The largest areas of increases were from trading and investment banking and bankcard fees, which both showed increases of over 20% from the same period one year earlier. Fee income from deposit services and cash management services also increased as the Company continued its efforts to grow these revenue sources, which do not carry the credit and interest rate risk of interest-based revenue.

Non-interest expense was $92,501,000 for the three months ended March 31, 2001 compared to $83,405,000 for the same period of 2000. The major factors driving the increase in the Company's non-interest expense were higher staffing costs and an increase in equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, have contributed to the increase in salaries and employee benefits. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrades of core operating systems. The benefits of the new initiatives and upgrades implemented in prior years are partially underway and should be more fully realized throughout the year. Increases were also occurred in occupancy, and legal and consulting. The Company's non-interest expense has been impacted by the start-up of its e-commerce subsidiary venture eScout.com LLC. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are consolidated in the Company's operating expenses and then eliminated through minority interest in loss of consolidated subsidiary. Without the effect of eScout, non-interest expense at March 31, 2001 only increased 1.3% over the same period of the prior year, and decreased slightly from the costs during the fourth quarter of 2000. The prudent management of non-interest expense will continue to be a priority for the Company.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

Financial Condition

Total assets at March 31, 2001 were $7.001 billion compared to $7.304 billion at March 31, 2000 and $7.867 billion at December 31, 2000. Loans, net of unearned interest, decreased to $3.031 billion as of March 31, 2001 compared to $3.057 billion at March 31, 2000 and $3.074 billion at December 31, 2000. While loans decreased on an actual basis, average loans increased by 5.3% over the same period of the prior year. This increase in average loans reflects the Company's continuing efforts to expand loan growth despite a very competitive loan market in which the Company operates. Total investment securities decreased to $2.792 billion as of March 31, 2001 compared to $3.016 billion at March 31, 2000 and $3.145 billion at December 31, 2000. Total deposits decreased to $5.035 billion at March 31, 2001 compared to $5.444 billion at March 31, 2000 and $5.935 billion at December 31, 2000. The decrease of deposit balances reflects the outflow of public funds and commercial balances.

Non accrual and restructured loans totaled $11,487,000, 0.38% of loans, at March 31, 2001 compared to $5,642,000, 0.18% of loans, at March 31, 2000, and $11,511,000 at December 31, 2000, 0.37% of loans. Loans past due 90 days or more were $6,902,000, 0.23% of loans at March 31, 2001, compared to $7,081,000, 0.23% of loans at March 31, 2000, and $7,680,000 at December 31,2000, 0.25% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At March 31, 2001 the Company's allowance for loan losses was $32,203,000 or 1.06% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At March 31, 2001, the Company's average loan to deposit ratio was 56.3% compared to 50.4% at March 31, 2000. At March 31, 2001, the average life of the securities portfolio was 17 months with 48% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $729 million at March 31, 2001 compared to $658 million at March 31, 2000 and $703 million at year-end 2000. During the twelve months ended March 31, 2001 the Company increased its treasury stock holdings by $10.5 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At March 31, 2001, the net unrealized gain on securities available for sale was $14.8 million, compared to a net unrealized loss of $14.6 million at March 31, 2000 and an unrealized gain of $1.8 million at December 31, 2000.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of March 31, 2001

                                               Net Portfolio Value

                                               Dollar Change      Percentage
                                Amount                              Change
           200                 $1,438,084         $103,959             7.79%
           100                  1,361,829           27,704             2.08%
         Static                 1,334,125                -                - %
          (100)                 1,233,301         (100,824)           (7.56)%
          (200)                 1,124,482         (209,643)          (15.71)%

The Company's capital position is summarized in the table below and exceeds regulatory requirements.
                                                        Three Months Ended
                                                             March 31,
RATIOS                                                2001           2000
Return on average assets                                0.98%           0.86%
Return on average equity                                9.95             10.12
Average equity to assets                                9.87              8.45
Tier 1 risk-based capital ratio                        15.63             15.15
Total risk-based capital ratio                         16.38             15.91
Leverage ratio                                          9.24              8.02

Per Share Data
Earnings Basic                                 $        0.84    $         0.77
Earnings Diluted                               $        0.84    $         0.77
Cash Dividends                                 $        0.20    $         0.20
Dividend payout ratio                                  23.81%          25.97%
Book value                                     $       34.50    $        30.83
PART II. Other Information Item 6. Exhibits and Reports on form 8-K

a) The following exhibit is filed herewith:

       None.

b) Reports on Form 8-K:

      The Company filed two reports on Form 8-K during the quarter ended March 31, 2001. The first report was filed on January 30, 2001 stating the Company's intent to purchase Sunstone Financial Group, Inc. The other report was filed on March 21, 2001 when the Company signed a definitive agreement to acquire State Street Bank and Trust Company of Missouri, N. A.

UMB FINANCIAL CORPORATION
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/R. Crosby Kemper III
R. Crosby Kemper III
Chairman and Chief Executive Officer

/s/Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

Date:May 14, 2001