Form 10-Q
period 2001-06-30
UMB FINANCIAL CORP
filed 2001-08-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes X      No ___

At June 30, 2001, UMB Financial Corporation had 21,115,801 shares of common stock outstanding. This is the only class of stock of the Company.

UMB FINANCIAL CORPORATION FORM
10-Q INDEX

Page

PART I. Financial Information

Item I. Financial Statements

Consolidated Balance Sheets As of June 30, 2001 (unaudited) and 2000 and December 31, 2000 (audited)	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)	5

Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 2001 and 2000 (unaudited)	6

Notes to ConsolidatedFinancial Statements	7-9

Supplemental Financial Data
Average Balances/ Yields and Rates	10
Analysis of Changes in Net Interest Income and Margin	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

PART II. Other Information

Exhibits and Reports on Form 8-K	16

Signatures	17

                                              UMB FINANCIAL CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                              (unaudited in thousands)

                                                                         June 30,              December 31,
                                                              ------------------------------   --------------
ASSETS                                                            2001            2000             2000
                                                              --------------  --------------   --------------
Loans:
    Commercial, financial and agricultural                      $ 1,548,403     $ 1,695,419      $ 1,590,365
    Consumer (net of unearned interest)                             973,600       1,003,031        1,055,485
    Real estate                                                     414,657         359,552          420,430
    Leases                                                            7,344           8,283            7,677
    Allowance for loan losses                                       (35,758)        (31,824)         (31,998)
                                                              --------------  --------------   --------------
        Net loans                                               $ 2,908,246     $ 3,034,461      $ 3,041,959
Securities available for sale:
    U.S. Treasury and agencies                                  $ 2,014,462     $ 1,825,288      $ 2,314,333
    State and political subdivisions                                 61,477           2,138            1,809
    Commercial paper and other                                      472,608          22,880          133,854
                                                              --------------  --------------   --------------
        Total securities available for sale                     $ 2,548,547     $ 1,850,306      $ 2,449,996
Securities held to maturity:
    State and political subdivisions   (market value
        of $618,613, $733,559 and $695,219, respectively)       $   608,681     $   744,375      $   695,470
Federal funds and resell agreements                                 130,456         242,578          161,076
Trading securities and other earning assets                          76,432          74,197           80,664
                                                              --------------  -------------------------------
            Total earning assets                                $ 6,272,362     $ 5,945,917      $ 6,429,165
Cash and due from banks                                             551,612         696,995          975,324
Bank premises and equipment, net                                    237,070         242,605          250,700
Accrued income                                                       66,883          78,215           71,642
Premium on and intangibles of purchased banks                        65,627          47,075           43,550
Other assets                                                         89,423          87,171           96,502
                                                              --------------  --------------   --------------
             Total assets                                       $ 7,282,977     $ 7,097,978      $ 7,866,883
                                                              ==============  ==============   ==============

LIABILITIES
Deposits:
    Noninterest-bearing demand                                  $ 1,704,152     $ 1,960,970      $ 2,179,776
    Interest-bearing demand and savings                           2,553,134       2,274,400        2,551,326
    Time deposits under $100,000                                    815,456         804,326          792,027
    Time deposits of $100,000 or more                               279,271         322,420          412,075
                                                              --------------  --------------   --------------
        Total deposits                                          $ 5,352,013     $ 5,362,116      $ 5,935,204
Federal funds and repurchase agreements                             878,113         838,131          909,755
Short-term debt                                                     154,703          95,929           72,184
Long-term debt                                                       29,037          28,514           27,041
Accrued expenses and taxes                                           60,141          41,121           50,981
Other liabilities                                                    66,124          65,605          168,784
                                                              --------------  --------------   --------------
            Total liabilities                                   $ 6,540,131     $ 6,431,416      $ 7,163,949
                                                              --------------  --------------   --------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 26,472,039  shares.                          $    26,472     $    26,472      $    26,472
Capital surplus                                                     683,231         683,407          683,220
Retained earnings                                                   222,630         173,325          196,705
Accumulated other comprehensive income (loss)                        16,896         (13,394)           1,776
Unearned ESOP shares                                                 (3,741)         (6,242)          (4,991)
Treasury stock, 5,251,643, 5,099,304 and
   5,188,807 shares, at cost, respectively                        (202,642)       (197,006)        (200,248)
                                                              --------------  --------------   --------------
        Total shareholders' equity                              $   742,846     $   666,562      $   702,934
                                                              --------------  --------------   --------------
            Total liabilities and shareholders' equity          $ 7,282,977     $ 7,097,978      $ 7,866,883
                                                              ==============  ==============   ==============

See Notes to Consolidated Financial Statements.

                                                   UMB FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited, in thousands)

                                                                 Three Months                   Six Months
                                                                Ended June 30,                 Ended June 30,
INTEREST INCOME                                          2001              2000            2001              2000
                                                      ------------    ------------     ------------    ------------
Loans                                                    $ 59,214        $ 63,105        $123,140        $121,865
    Securities:
    Taxable interest                                     $ 29,674        $ 29,776          62,252          70,339
    Tax-exempt interest                                     7,177           7,986          14,463          16,000
                                                      ------------    ------------     ------------    ------------
        Total securities income                          $ 36,851        $ 37,762        $ 76,715        $ 86,339
Federal funds and resell agreements                         1,963           3,957           4,928           5,707
Trading securities and other                                  949           1,074           2,139           2,231
                                                      ------------    ------------     ------------    ------------
            Total interest income                        $ 98,977        $105,898        $206,922        $216,142
                                                      ------------    ------------     ------------    ------------

INTEREST EXPENSE
Deposits                                                 $ 28,510        $ 31,811        $ 62,207        $ 66,825
Federal funds and repurchase agreements                     8,553          15,694          20,957          32,371
Short-term debt                                               847             479           1,852             479
Long-term debt                                                545             499           1,023           1,047
                                                      ------------    ------------     ------------    ------------
        Total interest expense                           $ 38,455        $ 48,483        $ 86,039        $100,722
                                                      ------------    ------------     ------------    ------------
Net interest income                                      $ 60,522        $ 57,415        $120,883        $115,420
Provision for loan losses                                   5,011           2,131        $  7,974           4,036
                                                      ------------    ------------     ------------    ------------
            Net interest income after provision          $ 55,511        $ 55,284        $112,909        $111,384
                                                      ------------    ------------     ------------    ------------

NONINTEREST INCOME
Trust income                                             $ 13,495        $ 14,722        $ 27,150        $ 28,850
Securities processing                                       7,904           4,588          12,089           9,198
Trading and investment banking                              5,245           4,717          11,602           9,646
Service charges on deposits                                11,963          11,245          26,197          24,441
Other service charges and fees                              8,793           8,624          14,874          14,833
Bankcard fees                                               4,676           3,879           8,765           7,155
Net investment security gains                                   0              11              21              12
Other                                                       4,551           2,633           7,743           4,696
                                                      ------------    ------------     ------------    ------------
        Total noninterest income                         $ 56,627        $ 50,419        $108,441        $ 98,831
                                                      ------------    ------------     ------------    ------------

NONINTEREST EXPENSE
Salaries and employee benefits                           $ 50,688        $ 45,276        $ 99,652        $ 90,094
Occupancy, net                                              6,828           6,090          13,693          12,097
Equipment                                                  12,146          11,525          25,512          22,628
Supplies and services                                       5,269           5,512          10,832          10,887
Marketing and business development                          4,017           5,046           8,224           8,983
Processing fees                                             4,189           6,122           8,220           9,978
Legal and consulting                                        1,395           1,411           4,179           2,747
Amortization of premium on purchased banks                  1,738           1,815           3,477           3,634
Other                                                       6,111           4,180          11,093           9,334
                                                      ------------    ------------     ------------    ------------
        Total noninterest expense                        $ 92,381        $ 86,977        $184,882        $170,382
                                                      ------------    ------------     ------------    ------------
Minority interest in loss of consolidated sub.           $  3,747        $  4,053        $ 11,800        $  4,994
                                                      ------------    ------------     ------------    ------------
Income before income taxes                               $ 23,504        $ 22,779        $ 48,268        $ 44,827
Income tax provision                                        6,796           6,121        $ 13,842        $ 11,625
                                                      ------------    ------------     ------------    ------------
            NET INCOME                                   $ 16,708        $ 16,658        $ 34,426        $ 33,202
                                                      ============    ============     ============    ============

PER SHARE DATA
Net income - Basic                                         $ 0.79          $ 0.78          $ 1.63          $ 1.55
Net income - Diluted                                       $ 0.79          $ 0.78          $ 1.63          $ 1.55
Dividends                                                  $ 0.20          $ 0.20          $ 0.40          $ 0.40

Weighted average shares outstanding                    21,113,348      21,303,378      21,126,904      21,365,582

See Notes to Consolidated Financial Statements.

                                                 UMB FINANCIAL COPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited, in thousands)

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                 -------------------------------------------
                                                                                          2001                  2000
                                                                                    ------------------    ------------------
Operating Activities
Net Income                                                                                   $ 34,426              $ 33,202
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                               7,974                 4,036
        Depreciation and amortization                                                          18,438                18,247
        Minority interest in net loss of subsidiary                                           (11,800)               (4,994)
        Deferred income taxes                                                                  (1,338)                  357
        Net decrease in trading securities                                                      4,232                 4,822
        Gains on sales of securities available for sale                                           (21)                  (12)
        Gains on sales of disposition of interest in subsidiary                                (1,699)                    -
        Amortization of securities premiums,
            net of discount accretion                                                          (9,154)               (4,201)
        Earned ESOP shares                                                                      1,250                 1,249
        Changes in:
               Accrued income                                                                   5,682                (2,675)
               Accrued expenses and taxes                                                       6,461                 4,816
        Other, net                                                                            (12,719)              (14,611)
                                                                                    ------------------    ------------------
            Net cash provided by (used in) operating activities                              $ 41,732              $ 40,236
                                                                                    ------------------    ------------------

Investing Activities
Proceeds from maturities of investment securities                                            $ 86,242              $ 53,015
Proceeds from sales of securities available for sale                                                -                45,557
Proceeds from maturities of securities available for sale                                  13,674,846             4,980,792
Purchases of investment securities                                                               (975)              (50,687)
Purchases of securities available for sale                                                (13,766,847)           (3,721,961)
Net (increase) decrease in loans                                                              125,739              (288,540)
Net (increase) decrease in fed funds and resell agreements                                     28,589              (111,859)
Investment capital contributed to consolidated subsidiary                                           -                25,000
Purchases of bank premises and equipment                                                      (11,923)              (17,683)
Net change in unsettled securities transactions.                                              (35,832)               (6,149)
Deconsolidation of subsidiary                                                                    (390)                    -
Purchase of financial organization, net of cash received                                      (25,839)                    -
Proceeds from sales of bank premises and equipment                                                290                     -
                                                                                    ------------------    ------------------
            Net cash provided by  investing activities                                      $  79,900             $ 967,485
                                                                                    ------------------    ------------------

Financing Activities
Net decrease in demand and savings deposits                                                $ (473,816)           $ (258,768)
Net decrease in time deposits                                                                (109,375)             (303,051)
Net increase(decrease)in fed funds/repurchase agreements                                      (31,642)             (579,232)
Net increase in short term borrowings                                                          84,377                95,929
Proceeds from long term debt                                                                    3,700                 2,615
Repayment of long term debt                                                                    (1,704)              (12,005)
Cash dividends                                                                                 (8,501)               (8,605)
Proceeds from exercise of stock options                                                           176                    19
Purchases of treasury stock                                                                    (2,559)              (13,736)
                                                                                    ------------------    ------------------
           Net cash used in financing activities                                           $ (539,344)          $(1,076,834)
                                                                                    ------------------    ------------------

Decrease in cash and due from banks                                                        $ (423,712)            $ (69,113)
Cash and due from banks at beginning of year                                                  975,324               766,108
                                                                                    ------------------    ------------------
Cash and due from banks at end of period                                                    $ 551,612             $ 696,995
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
 Comprehensive income, change in
   unrealized loss on securities of
   $613 net of tax benefit of $43
   and net of reclassification adj.
   for gains included in net income
   of $12.                                                    -             -            -                 (558)            -             -           (558)
                                                                                                                                            ---------------
 Total comprehensive income                                                                                                                         32,644
 Cash Dividends                                               -             -       (8,605)                   -             -             -         (8,605)
 Earned ESOP shares                                           -             -            -                    -             -         1,249          1,249
 Purchase of treasury stock                                   -             -            -                    -       (13,736)            -        (13,736)
 Exercise of stock options                                    -            (3)           -                    -            22             -             19
                                                     ------------------------------------------------------------------------------------------------------
 Balance - June 30, 2000                               $26,472      $ 683,407    $ 173,325            $ (13,394)   $ (197,006)     $ (6,242)     $ 666,562
                                                     ======================================================================================================

 Balance - January 1, 2001                              $26,472     $ 683,220    $ 196,705              $ 1,776    $ (200,248)     $ (4,991)     $ 702,934
 Net income                                                   -             -       34,426                    -             -             -         34,426
 Comprehensive income, change in
   unrealized gain of securities of
   $23,793 net of taxes of $8,652
   and net of reclassification adj.
   for gains included in net income
   of $21.                                                    -             -            -               15,120             -             -         15,120
                                                                                                                                            ---------------
 Total comprehensive income                                                                                                                         49,546
 Cash dividends                                               -             -       (8,501)                   -             -             -         (8,501)
 Earned ESOP shares                                           -             -            -                    -             -         1,250          1,250
 Purchase of treasury stock                                   -             -            -                    -        (2,559)            -         (2,559)
 Exercise of stock options                                    -            11            -                    -           165             -            176
                                                     ------------------------------------------------------------------------------------------------------
 Balance - June 30, 2001                               $26,472      $ 683,231    $ 222,630             $ 16,896    $ (202,642)     $ (3,741)     $ 742,846
                                                     ======================================================================================================

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

1. Financial Statement Presentation:

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative for the results of the full year. The financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and results of Operations and with reference to the 2000 Annual Report to Shareholders.

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

2. Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted year-to-date earnings per share takes into account the dilutive effect of 19,488 and 23,450 shares issuable under options granted by the Company at June 30, 2001 and 2000, respectively. Diluted quarterly earnings per share takes into account the dilutive effect of 21,324 and 23,643 shares issuable under options granted by the Company for the periods ended June 30, 2001 and June 30, 2000, respectively.

3. Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 2001 and 2000 (in thousands):

Six Months Ended June 30,
2001	2000

Balance January 1	$31,998	$31,193
Additions:
Provision for loan losses	7,974	4,036
Total Before Deductions	39,972	35,229
Deductions:
Charge-offs	(8,031)	(5,055)
Less recoveries on loans previously charged-off	3,817	1,650
Net charge-offs	(4,214)	(3,405)
Balance, June 30	$35,758	$31,824
	========	========

At June 30, 2001 the amount of loans that are considered to be impaired under SFAS No. 114 was $5,003,000 compared to $10,676,000 at December 31, 2000 and $5,026,000 at June 30, 2000. At June 30, 2001 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $1,865,000 of loans for which the related allowance is $1,525,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $3,138,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. At June 30, 2000 there was $2,136,000 of impaired loans with a related allowance of $246,000 and $2,890,000 of impaired loans, which did not have an allowance. The average recorded investment in impaired loans during the period ended June 30, 2001 was approximately $8,618,000.

4. Segment Reporting:

Public enterprises are required to report certain information concerning operating segments in annual and interim financial statements. Operating segments are considered to be components of an enterprise for which separate financial information is available and evaluated regularly by key decision-makers for purposes of allocating resources and assessing performance. During 2000, the Company merged several affiliate banks into the lead bank, which changed the manner in which various segments are evaluated and managed. The Company has defined its operations into the following segments:

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

The table below lists selected financial information by business segment (in thousands):

                                                      Three Months Ended June 30,
                                                             2001             2000
                Revenues
                Commercial Banking                              $32,194         $30,368
                Trust and Securities Processing                  21,826          19,545
                Investment Banking and Brokerage                  9,377           1,005
                Community Banking                                56,469          61,412
                Other                                             4,069           4,523
                Less:  Intersegment revenues                    (11,797)        (11,150)
                                                              _________       _________
                        Total                                  $112,138        $105,703
                                                              =========       =========
                Net Income (loss)
                Commercial Banking                              $12,969         $11,991
                Trust and Securities Processing                   4,279           4,752
                Investment Banking and Brokerage                    (44)         (3,144)
                Community Banking                                  (530)          3,004
                Other                                                 -               -
                Intersegment loss                                    34              55
                                                              _________       _________
                        Total                                  $ 16,708         $16,658
                                                              =========       =========
                Total Average Assets
                Commercial Banking                           $1,704,886      $1,711,532
                Trust and Securities Processing                 106,683          97,568
                Investment Banking and Brokerage              3,453,237       2,784,780
                Community Banking                             2,734,022       3,486,458
                Other                                            97,403          15,461
                Less:  Intersegment assets                     (836,809)       (782,577)
                                                              _________       _________
                        Total                                $7,259,422      $7,313,222
                                                              =========       =========

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

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS 125, which has the same title. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Otherwise, SFAS No. 140 carried forward most of the provisions of SFAS No. 125. Certain provisions of SFAS No. 140 relating to pledged collateral, securitized financial assets and retained interest in securitized financial assets were effective for the Company's consolidated financial statements as of December 31, 2000. The remainder of the Statement is effective for transactions occurring after March 31, 2001. The Company has adopted this Statement and does not believe it will have a material impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

7. EScout.com LLC:

During the first quarter of 2000, the Company's lead bank formed a subsidiary under the name eScout.com LLC (eScout), minority interests in which were acquired by several outside investors. eScout's function is to serve as an electronic commerce network for UMB's commercial customers, correspondent banks and their commercial customers, and other banks and small businesses. According to the terms of eScout's operating agreement any initial operating losses are to be allocated to the outside minority investors. Therefore results of eScout's start up and initial operations are not anticipated to have a material impact on the results or operations of the Company. As of May 2001, the Company sold a portion of its ownership of eScout, reducing it's ownership interest. As a result, the Company's investment in eScout is being accounted for using the equity method from that time.

                                        UMB FINANCIAL CORPORATION
                                    AVERAGE BALANCES/YIELDS AND RATES
                            (tax-equivalent basis) (unaudited in thousands)

                                                                 Six Months Ended June 31,
                                                             2001                             2000
                                                   Average       Average           Average       Average
Assets                                             Balance     Yield/Rate          Balance     Yield/Rate
                                               ----------------------------     ---------------------------
Loans, net of unearned interest                    $ 2,998,099        8.31%       $ 2,963,807        8.31%
Securities:
  Taxable                                          $ 2,264,599        5.54         $ 2,413,065        5.86
  Tax-exempt                                           671,132        6.35             744,934        6.38
                                               ----------------------------     ---------------------------
    Total securities                               $ 2,935,731        5.73         $ 3,157,999        5.98
Federal funds and resell agreements                    194,543        5.11             180,307        6.37
Other earning assets                                    77,476        5.88              75,605        6.44
                                               ----------------------------     ---------------------------
    Total earning assets                           $ 6,205,849        6.96         $ 6,377,717        7.08
Allowance for loan losses                              (33,237)                        (31,326)
Other assets                                         1,115,261                       1,202,872
                                               ----------------                 ---------------
Total assets                                       $ 7,287,873                     $ 7,549,264
                                               ================                 ===============

Liabilities and Shareholders' Equity
Interest-bearing deposits                          $ 3,567,305        3.52%       $ 3,567,885        3.77%
Federal funds and repurchase agreements                948,411        4.46           1,200,194        5.42
Borrowed funds                                         108,927        5.32              48,057        6.39
                                               ----------------------------     ---------------------------
    Total interest-bearing liabilities             $ 4,624,643        3.75         $ 4,816,136        4.21
Noninterest-bearing demand deposits                  1,814,683                       1,967,523
Other liabilities                                      117,199                         103,510
Shareholders' equity                                   731,348                         662,095
                                               ----------------                 ---------------
    Total liabilities and shareholders' equity     $ 7,287,873                     $ 7,549,264
                                               ================                 ===============

Net interest spread                                                   3.21%                          2.87%
Net interest margin                                                   4.16                            3.91

                                                       UMB FINANCIAL CORPORATION
                                       ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                                          (tax-equivalent basis) (unaudited in thousands)

                                             ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                     Three Months Ended                       Six Months Ended
                                                   June 30, 2001 vs. 2000                 June 30, 2001 vs. 2000
                                           ----------------------------------------  ----------------------------------------
                                               Volume         Rate         Total          Volume         Rate         Total
Change in interest earned on:
    Loans                                     $(1,672)     $(2,532)       $(4,204)       $ 1,099       $  (142)       $   957
    Securities:
        Taxable                                 3,352       (3,454)          (102)        (4,295)       (3,792)        (8,087)
        Tax-exempt                             (1,136)        (116)        (1,252)        (2,389)         (107)        (2,496)
    Federal funds sold                           (706)      (1,021)        (1,727)           419        (1,198)          (779)
    Other                                          54         (248)          (194)            57          (221)          (164)
                                            ----------    -----------   -----------    ----------    -----------   -----------
            Interest income                  $   (108)     $(7,371)      $ (7,479)       $(5,109)      $(5,460)       $10,569
                                            ----------    -----------   -----------    ----------    -----------   -----------

Change in interest paid on:
    Interest-bearing deposits                $  1,341      $(4,642)      $ (3,301)       $   (11)      $(4,607)       $(4,618)
    Federal funds purchased                    (2,523)      (4,618)        (7,141)        (6,167)       (5,247)       (11,414)
    Borrowed funds                                675         (261)           414          1,640          (291)         1,349
                                           -----------    ------------  -----------    ----------    -----------   -----------
            Interest expense                 $   (507)     $(9,521)      $(10,028)       $(4,538)     $(10,145)      $(14,683)
                                           -----------    ------------  -----------    ----------    -----------   -----------
Net interest income                            $  399      $ 2,150        $ 2,549       $  (571)      $ 4,685        $ 4,114
                                           ===========    ============  ===========    ===========    ============  ===========

                                                   ANALYSIS OF NET INTEREST MARGIN

                                                    Three Months Ended                          Three Months Ended
                                                         March 31,                                  March 31,
                                           ---------------------------------------   -----------------------------------------
                                              2001          2000          Change         2001          2000          Change

Average earning assets                    $ 6,157,899    6,125,253     $   32,646    $ 6,205,849  $ 6,377,718     $ (171,869)
Interest-bearing liabilities                4,600,918    4,605,314         (4,396)     4,624,643    4,816,136       (191,493)
                                          -------------  ----------   ------------   ------------  ----------   ------------
Interest free funds                       $ 1,556,981    1,519,939     $   37,042    $ 1,581,206    1,561,582     $   19,624
                                          ============  ===========   ============   ============  ===========   ============

Free funds ratio                                25.28%      24.81%         0.47%        25.48%      24.49%         0.99%
    (free funds to earning assets)

Tax-equivalent yield on earning assets           6.70%       7.22%        (0.52)%         6.96%       7.08%        (0.12)%
Cost of interest-bearing liabilities             3.36         4.23          (0.87)          3.75         4.21          (0.46)
                                          -----------   -----------   ------------   ------------  ----------   ------------
Net interest spread                              3.34%       2.99%         0.35%         3.21%       2.87%         0.34%
Benefit of interest free funds                   0.85         1.05          (0.20)          0.95         1.04          (0.09)
                                          ------------- -----------   ------------   ------------  ----------   ------------
Net interest margin                              4.19%       4.04%         0.15%         4.16%       3.91%         0.25%
                                          ============= ===========   ============   ============ ===========   ============

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended June 30, 2001. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

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

Summary

The Company earned net income of $16,708,000 for the three months ended June 30, 2001, compared to $16,658,000 for the same period a year earlier. This represents per share earnings of $0.79 for the second quarter of 2001 compared to $0.78 for the second quarter of 2000. For the six-month period ended June 30, 2001 the Company reported net income of $34,426,000, compared with $33,202,000 for the same period in 2000. Earnings per share for the six months ended June 30, 2001 were $1.63, compared to $1.55 for the same period of the prior year, an increase of 5.16%.

The Company's improved performance was aided by a 4.7% increase in net interest income for the year. Net interest margin increased to 4.16% for the six-month period ended June 30, 2001 compared to 3.91% for the same period in 2000. Declining interest rates during the first half of 2001 benefited the Company's net interest margin, as the decrease in the cost of funds outpaced the interest rate reductions on loans and securities. Net interest margin was also positively impacted by a change in the Company's asset mix. For the first half of 2001, on average, loans comprised 48.3% of total earning assets as compared with 46.5% for the first half of 2000. Also contributing to the Company's earnings growth was an increase in non-interest income. For the first six months of 2001, non-interest income increased $9.6 million or 9.7%. This improvement was fueled by increases in trading and investment banking activities, as well as higher fees from bankcard services. The Company's operating expenses increased by 8.5 percent for the first six months of 2001. Through May 2001 net interest income and non-interest income and expense include the results of operations of eScout.com, LLC, a majority-owned subsidiary of the Company. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are eliminated through minority interest in loss of consolidated subsidiary. In May 2001, the Company reduced its ownership position in eScout.com LLC. Subsequent to the reduction in ownership, the results of eScout.com are no longer included in the consolidated results of the Company.

During the quarter, the Company completed two acquisitions, which should allow for continued growth of fee based income. The Company acquired Sunstone Financial Group, a provider of administrative and back-office services to mutual funds. In a separate transaction, the Company nearly doubled the size of its corporate trust business through the acquisition of a corporate trust portfolio managed in St Louis, Mo. These two acquisitions were recorded as a purchase and funded with existing working capital.

Results of Operations

For the three months ended June 30, 2001, the Company earned net interest income of $60,522,000 compared to $57,415,000 for the second quarter of 2000. On a year-to-date basis, net interest income increased to $120,883,000 for the first six months of 2001, compared to $115,420,000 for the same period last year. The Company achieved increases in net interest income as a result of both sustained loan growth and more favorable interest rates. Declining interest rates during the first half of 2001 benefited the Company's net interest margin, as the decrease in the cost of funds outpaced the interest rate reductions on loans and securities. Net interest margin was also positively impacted by a change in the Company's asset mix. For the first half of 2001, on average, loans comprised 48.3% of total earning assets as compared with 46.5% for the first half of 2000. Average loans for the six months ended June 30, 2001, totaled $2.998 billion, compared with $2,964 billion one year earlier. These factors allowed the Company to achieve a net interest margin of 4.16% compared to 3.77% one year earlier. The yield on the Company's investment portfolio for 2001 decreased by 25 basis points, but was more than offset by a 46 basis point reduction in cost of funds.

The Company's loan loss provision for the second quarter of 2001 was $5,011,000 compared to $2,131,000 for the same period of 2000. The year-to-date loan loss provision for the Company in 2001 was $7,974,000 compared to $4,036,000 for 2000. The increase in the provision for loan loss was due to the Company's concerns of uncertainties in the economy. For the three months ended June 30, 2001 the net loan charge-offs were $1,456,000, compared to $1,581,000 for the same period in 2000. Net loan charge-offs for the first six months of 2001 were $4,214,000 compared to $3,405,000 for the same period last year. The majority of the net charge-offs in both periods was from bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non-interest income totaled $56,627,000 for the second quarter of 2001 compared to $50,419,000 for the same period of 2000, an increase of 12.3%. For the first six months of 2001, non-interest income increased to $108,441,000 from $98,831,000 for the prior year, an increase of 9.7%. Nearly all categories of fee income experienced growth for the quarter and year-to-date. On a year-to-date basis the largest areas of increases were from trading and investment banking and bankcard fees, which both showed increases of over 20% from the same period one year earlier. Trust and securities processing income has been aided by the recent acquisition of Sunstone Financial Group. Fee income from deposit services and cash management services also increased as the Company continued its efforts to grow these revenue sources, which do not carry the credit and interest rate risk of interest-based revenue.

Non-interest expense was $92,381,000 for the three months ended June 30, 2001 compared to $86,977,000 for the same period of 2000. For the first six months of 2001 non-interest expense was $184,882,000 compared to $170,382,000 for the first six months of 2000. The major factors driving the increase in the Company's non-interest expense were higher staffing costs and an increase in equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, have contributed to the increase in salaries and employee benefits. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrades of core operating systems. The benefits of the new initiatives and upgrades implemented in prior years are partially underway and should be more fully realized throughout the year. Increases also occurred in occupancy, and legal and consulting. The Company's non-interest expense has been impacted by its e-commerce subsidiary, eScout.com LLC. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are consolidated in the Company's operating expenses and the eliminated through minority interest in loss of consolidated subsidiary. The prudent management of non-interest expense will continue to be a priority for the Company.

Financial Condition

Total assets at June 30, 2001 were $7.283 billion compared to $7.098 billion at June 30, 2000 and $7.867 billion at December 31, 2000. Loans, net of unearned interest, decreased to $2.944 billion as of June 30, 2001 compared to $3.066 billion at June 30, 2000 and $3.074 billion at December 31, 2000. While loans decreased on an actual basis, average loans increased slightly over the same period of the prior year. This increase in average loans reflects the Company's continuing efforts to expand loan growth despite a very competitive loan market in which the Company operates. Total investment securities increased to $3.157 billion as of June 30, 2001 compared to $2.595 billion at June 30, 2000 and $3.145 billion at December 31, 2000. Total deposits decreased to $5.352 billion at June 30, 2001 compared to $5.362 billion at June 30, 2000 and $5.935 billion at December 31, 2000. The decrease of deposit balances from year-end totals reflects the outflow of public funds and commercial balances.

Non accrual and restructured loans totaled $6,533,000, 0.22% of loans, at June 30, 2001 compared to $6,922,000, 0.23% of loans, at June 30, 2000, and $11,511,000 at December 31, 2000, 0.37% of loans. Loans past due 90 days or more were $6,955,000, 0.24% of loans at June 30, 2001, compared to $14,278,000, 0.47% of loans at June 30, 2000, and $7,680,000 at December 31,2000, 0.25% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At June 30, 2000 the Company's allowance for loan losses was $35,758,000 or 1.21% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At June 30, 2001, the Company's average loan to deposit ratio was 55.7% compared to 53.5% at June 30, 2000. At June 30, 2001, the average life of the securities portfolio was 16 months with 48% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $743 million at June 30, 2001 compared to $667 million at June 30, 2000 and $703 million at year-end 2000. During the twelve months ended June 30, 2001 the Company increased its treasury stock holdings by $6.3 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At June 30, 2001, the net unrealized gain on securities available for sale was $16.9 million, compared to a net unrealized loss of $13.4 million at June 30, 2000 and an unrealized gain of $1.8 million at December 31, 2000.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of June 30, 2001.

                               Net Portfolio Value

                                           Dollar       Percentage
                            Amount         Change         Change
         200                $1,322,169       $68,748           5.48%
         100                 1,296,471        43,050           3.43%
        Static               1,253,421             -              -%
        (100)                1,172,773      (80,648)         (6.43)%
        (200)                1,085,210     (168,211)        (13.42)%

The Company's capital position is summarized in the table below and exceeds regulatory requirements.

                                                Six Months Ended
                                                    June 30,
RATIOS                                        2001         2000
Return on average assets                       0.95%        0.89%
Return on average equity                       9.49          10.08
Average equity to assets                      10.03           8.79
Tier 1 risk-based capital ratio               14.75          15.71
Total risk-based capital ratio                15.55          16.47
Leverage ratio                                 9.18           8.98

Per Share Data
Earnings Basic                          $      1.63    $      1.55
Earnings Diluted                        $      1.63    $      1.55
Cash Dividends                          $      0.40    $      0.40
Dividend payout ratio                         26.63%       25.81%
Book value                              $     35.18    $     31.44

15

PART II. Other Information

       Item 6. Exhibits and Reports on form 8-K

           a) The following exhibit is filed herewith:
           None.

           b) Reports on Form 8-K:
           The Company filed two reports on Form 8-K during the quarter ended June 30, 2001.

           The first report was filed on May 9, 2001 regarding the Company's purchase of Sunstone Financial Group, Inc.

           The other report was filed on May 10, 2001 when the Company announced the completion of the acquisition of State Street Bank and Trust Company of Missouri, N. A.

UMB FINANCIAL CORPORATION
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/R, Crosby Kemper III
R. Crosby Kemper III
Chairman and Chief Executive Officer

/s/Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

Date: August 13, 2001