Form 10-Q
period 2001-09-30
UMB FINANCIAL CORP
filed 2001-11-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes X      No ___

At September 30, 2001, UMB Financial Corporation had 21,115,801 shares of common stock outstanding. This is the only class of stock of the Company.

UMB FINANCIAL CORPORATION FORM
10-Q INDEX

Page

PART I. Financial Information

Item I. Financial Statements

Consolidated Balance Sheets As of September 30, 2001 (unaudited) and 2000 and December 31, 2000	3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited)	5

Consolidated Statements of Shareholders' Equity for the Nine Months Ended September 30, 2001 and 2000 (unaudited)	6

Notes to Consolidated Financial Statements	7-9

Supplemental Financial Data
Average Balances/ Yields and Rates	10
Analysis of Changes in Net Interest Income and Margin	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

PART II. Other Information

Exhibits and Reports on Form 8-K	16

Signatures	17

                                              UMB FINANCIAL CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                              (unaudited in thousands)

                                                                     September 30,              December 31,
                                                              ------------------------------   --------------
ASSETS                                                            2001            2000             2000
                                                              --------------  --------------   --------------
Loans:
    Commercial, financial and agricultural                      $ 1,621,921     $ 1,661,548      $ 1,590,365
    Consumer (net of unearned interest)                             966,546       1,071,694        1,055,485
    Real estate                                                     422,986         358,054          420,430
    Leases                                                            7,933           7,477            7,677
    Allowance for loan losses                                       (35,310)        (32,092)         (31,998)
                                                              --------------  --------------   --------------
        Net loans                                               $ 2,984,076     $ 3,066,681      $ 3,041,959
Securities available for sale:
    U.S. Treasury and agencies                                  $ 2,127,433     $ 1,681,001      $ 2,314,333
    State and political subdivisions                                 89,397           1,789            1,809
    Commercial paper and other                                      169,328          45,307          133,854
                                                              --------------  --------------   --------------
        Total securities available for sale                     $ 2,386,158     $ 1,728,097      $ 2,449,996
Securities held to maturity:
    State and political subdivisions   (market value
        of $595,648, $726,335 and $695,219, respectively)       $   580,897     $   731,178      $   695,470
Federal funds and resell agreements                                  95,879         371,715          161,076
Trading securities and other earning assets                          79,824          65,250           80,664
                                                              --------------  -------------------------------
            Total earning assets                                $ 6,126,834     $ 5,962,921      $ 6,429,165
Cash and due from banks                                             617,681         831,351          975,324
Bank premises and equipment, net                                    241,190         248,937          250,700
Accrued income                                                       67,934          78,206           71,642
Premium on and intangibles of purchased banks                        63,866          45,308           43,550
Other assets                                                        119,120          86,005           96,502
                                                              --------------  --------------   --------------
             Total assets                                       $ 7,236,625     $ 7,252,728      $ 7,866,883
                                                              ==============  ==============   ==============

LIABILITIES
Deposits:
    Noninterest-bearing demand                                  $ 1,974,240     $ 2,229,329      $ 2,179,776
    Interest-bearing demand and savings                           2,359,272       2,159,127        2,551,326
    Time deposits under $100,000                                    835,215         811,544          792,027
    Time deposits of $100,000 or more                               243,557         254,355          412,075
                                                              --------------  --------------   --------------
        Total deposits                                          $ 5,412,284     $ 5,454,355      $ 5,935,204
Federal funds and repurchase agreements                             876,222         778,811          909,755
Short-term debt                                                      40,047         161,944           72,184
Long-term debt                                                       28,219          27,780           27,041
Accrued expenses and taxes                                           68,356          47,814           50,981
Other liabilities                                                    48,132          96,066          168,784
                                                              --------------  --------------   --------------
            Total liabilities                                   $ 6,473,260     $ 6,566,770      $ 7,163,949
                                                              --------------  --------------   --------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 26,472,039  shares.                          $    26,472     $    26,472      $    26,472
Capital surplus                                                     683,226         683,366          683,220
Retained earnings                                                   235,265         185,382          196,705
Accumulated other comprehensive income (loss)                        27,607          (5,993)           1,776
Unearned ESOP shares                                                 (3,116)         (5,616)          (4,991)
Treasury stock, 5,327,566, 5,116,587 and
   5,188,807 shares, at cost, respectively                        (206,089)       (197,653)        (200,248)
                                                              --------------  --------------   --------------
        Total shareholders' equity                              $   763,365     $   685,958      $   702,934
                                                              --------------  --------------   --------------
            Total liabilities and shareholders' equity          $ 7,236,625     $ 7,252,728      $ 7,866,883
                                                              ==============  ==============   ==============

See Notes to Consolidated Financial Statements.

                                                   UMB FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                  (unaudited, in thousands)

                                                             Three Months                        Nine Months
                                                          Ended September 30,                 Ended September 30,
INTEREST INCOME                                          2001              2000            2001              2000
                                                      ------------    ------------     ------------    ------------
Loans                                                    $ 54,658        $ 66,813        $177,798        $188,678
Securities:
    Taxable interest                                     $ 30,267        $ 26,393          92,519          96,732
    Tax-exempt interest                                     7,161           7,961          21,624          23,961
                                                      ------------    ------------     ------------    ------------
        Total securities income                          $ 37,428        $ 34,354        $114,143        $120,693
Federal funds and resell agreements                         1,461           5,852           6,389          11,559
Trading securities and other                                  762           1,177           2,901           3,408
                                                      ------------    ------------     ------------    ------------
            Total interest income                        $ 94,309        $108,196        $301,231        $324,338
                                                      ------------    ------------     ------------    ------------

INTEREST EXPENSE
Deposits                                                 $ 26,353        $ 32,996        $ 88,560        $ 99,821
Federal funds and repurchase agreements                     6,941          14,380          27,898          46,751
Short-term debt                                               644           1,322           2,496           1,801
Long-term debt                                                537             491           1,560           1,538
                                                      ------------    ------------     ------------    ------------
        Total interest expense                           $ 34,475        $ 49,189        $120,514        $149,911
                                                      ------------    ------------     ------------    ------------
Net interest income                                      $ 59,834        $ 59,007        $180,717        $174,427
Provision for loan losses                                   2,989           2,513          10,963           6,549
                                                      ------------    ------------     ------------    ------------
            Net interest income after provision          $ 56,845        $ 56,494        $169,754        $167,878
                                                      ------------    ------------     ------------    ------------

NONINTEREST INCOME
Trust income                                             $ 13,924        $ 14,132        $ 41,074        $ 42,982
Securities processing                                       8,928           4,469          21,017          13,667
Trading and investment banking                              5,441           4,303          17,043          13,949
Service charges on deposits                                11,963          11,245          39,733          37,074
Other service charges and fees                              8,957           8,637          22,258          22,082
Bankcard fees                                               4,620           3,829          13,385          10,984
Net investment security gains (losses)                      1,619              (1)          1,640              11
Other                                                       1,707           2,557           9,450           7,253
                                                      ------------    ------------     ------------    ------------
        Total noninterest income                         $ 57,159        $ 49,171        $165,600        $148,002
                                                      ------------    ------------     ------------    ------------

NONINTEREST EXPENSE
Salaries and employee benefits                           $ 49,911        $ 45,276        $149,563        $136,831
Occupancy, net                                              7,043           6,637          20,736          18,734
Equipment                                                  11,949          12,372          37,461          35,000
Supplies and services                                       6,292           5,588          17,124          16,475
Marketing and business development                          1,997           5,500          10,221          14,483
Processing fees                                             4,228           1,912          12,448          11,890
Legal and consulting                                        1,090           2,018           5,269           4,765
Amortization of premium on purchased banks                  1,936           1,767           5,413           5,401
Other                                                       5,453           7,555          16,546          16,889
                                                      ------------    ------------     ------------    ------------
        Total noninterest expense                        $ 89,899        $ 90,086        $274,781        $260,468
                                                      ------------    ------------     ------------    ------------
Minority interest in loss of consolidated sub.           $      -        $  6,520        $ 11,800        $ 11,514
                                                      ------------    ------------     ------------    ------------
Income before income taxes                               $ 24,105        $ 22,099        $ 72,373        $ 66,926
Income tax provision                                        7,239           5,769        $ 21,081        $ 17,394
                                                      ------------    ------------     ------------    ------------
            NET INCOME                                   $ 16,866        $ 16,330        $ 51,292        $ 49,532
                                                      ============    ============     ============    ============

PER SHARE DATA
Net income - Basic                                         $ 0.80          $ 0.77          $ 2.43          $ 2.32
Net income - Diluted                                       $ 0.80          $ 0.77          $ 2.43          $ 2.32
Dividends                                                  $ 0.20          $ 0.20          $ 0.60          $ 0.60

Weighted average shares outstanding                    21,062,904      21,199,077      21,105,336      21,309,675

See Notes to Consolidated Financial Statements.

                                                 UMB FINANCIAL COPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited, in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                 -------------------------------------------
                                                                                          2001                  2000
                                                                                    ------------------    ------------------
Operating Activities
Net Income                                                                                   $ 51,292              $ 49,532
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                              10,963                 6,549
        Depreciation and amortization                                                          27,637                27,603
        Minority interest in net loss of subsidiary                                           (11,800)              (11,514)
        Deferred income taxes                                                                  (2,624)                  357
        Net decrease in trading securities                                                        840                11,824
        Gains on sales of securities available for sale                                        (1,640)                  (11)
        Gains on sales of disposition of interest in subsidiary                                (1,699)                    -
        Amortization of securities premiums,
            net of discount accretion                                                         (11,983)               (1,444)
        Earned ESOP shares                                                                      1,875                 1,875
        Changes in:
               Accrued income                                                                   4,631                (2,666)
               Accrued expenses and taxes                                                       9,703                11,802
        Other assets and liabilities, net                                                     (62,690)               11,366
                                                                                    ------------------    ------------------
            Net cash provided by (used in) operating activities                              $ 14,505              $105,273
                                                                                    ------------------    ------------------

Investing Activities
Proceeds from maturities of investment securities                                            $113,360              $ 65,266
Proceeds from sales of securities available for sale                                           89,516                45,831
Proceeds from maturities of securities available for sale                                  21,642,649             6,042,571
Purchases of investment securities                                                               (975)              (50,688)
Purchases of securities available for sale                                                (21,639,693)           (4,651,977)
Net (increase) decrease in loans                                                               46,920              (263,273)
Net (increase) decrease in fed funds and resell agreements                                     63,166              (239,051)
Investment capital contributed to consolidated subsidiary                                           -                28,000
Purchases of bank premises and equipment                                                      (23,321)              (31,604)
Net change in unsettled securities transactions.                                              (33,550)               (1,510)
Deconsolidation of subsidiary                                                                    (390)                    -
Purchase of financial organization, net of cash received                                      (26,014)                    -
Proceeds from sales of bank premises and equipment                                                305                     -
                                                                                    ------------------    ------------------
            Net cash provided by  investing activities                                      $ 231,973             $ 943,565
                                                                                    ------------------    ------------------

Financing Activities
Net decrease in demand and savings deposits                                                $ (397,590)           $ (105,682)
Net decrease in time deposits                                                                (125,330)             (363,898)
Net increase(decrease)in fed funds/repurchase agreements                                      (33,533)             (638,552)
Net increase in short term borrowings                                                         (30,279)              161,944
Proceeds from long term debt                                                                    3,700                 2,615
Repayment of long term debt                                                                    (2,522)              (12,739)
Cash dividends                                                                                (12,732)              (12,878)
Proceeds from exercise of stock options                                                           632                    74
Purchases of treasury stock                                                                    (6,467)              (14,479)
                                                                                    ------------------    ------------------
           Net cash used in financing activities                                           $ (604,121)           $ (983,595)
                                                                                    ------------------    ------------------

Decrease in cash and due from banks                                                        $ (357,643)           $   65,243
Cash and due from banks at beginning of year                                                  975,324               766,108
                                                                                    ------------------    ------------------
Cash and due from banks at end of period                                                    $ 617,681             $ 8310351
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
 Comprehensive income, change in
   unrealized gain of securities of
   $11,026 net of taxes of $4,194
   and net of reclassification adj.
   for gains included in net income
   of $11.                                                    -             -            -                6,843             -             -          6,843
                                                                                                                                            ---------------
 Total comprehensive income                                                                                                                         56,375
 Cash Dividends                                               -             -      (12,878)                   -             -             -        (12,878)
 Earned ESOP shares                                           -             -            -                    -             -         1,875          1,875
 Purchase of treasury stock                                   -             -            -                    -       (14,479)            -        (14,479)
 Exercise of stock options                                    -           (44)           -                    -           118             -             74
                                                     ------------------------------------------------------------------------------------------------------
 Balance - September 30, 2000                           $26,472     $ 683,366    $ 185,382            $  (5,993)   $ (197,653)     $ (5,616)     $ 685,958
                                                     ======================================================================================================

 Balance - January 1, 2001                              $26,472     $ 683,220    $ 196,705              $ 1,776    $ (200,248)     $ (4,991)     $ 702,934
 Net income                                                   -             -       51,292                    -             -             -         51,292
 Comprehensive income, change in
   unrealized gain of securities of
   $42,383 net of taxes of $14,912
   and net of reclassification adj.
   for gains included in net income
   of $1,640.                                                 -             -            -               25,831             -             -         25,831
                                                                                                                                            ---------------
 Total comprehensive income                                                                                                                         77,123
 Cash dividends                                               -             -      (12,732)                   -             -             -        (12,732)
 Earned ESOP shares                                           -             -            -                    -             -         1,875          1,875
 Purchase of treasury stock                                   -             -            -                    -        (6,467)            -         (6,467)
 Exercise of stock options                                    -             6            -                    -           626             -            632
                                                     ------------------------------------------------------------------------------------------------------
 Balance - September 30, 2001                           $26,472     $ 683,226    $ 235,265             $ 27,607    $ (206,089)     $ (3,116)     $ 763,365
                                                     ======================================================================================================

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

2. Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted year-to-date earnings per share takes into account the dilutive effect of 24,565 and 23,382 shares issuable under options granted by the Company for the nine-month periods ended September 30, 2001 and 2000, respectively. Diluted quarterly earnings per share takes into account the dilutive effect of 33,037 and 23,180 shares issuable under options granted by the Company for the three-month periods ended September 30, 2001 and September 30, 2000, respectively.

3. Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the nine months ended September 30, 2001 and 2000 (in thousands):

Nine Months Ended September 30,
2001	2000

Balance January 1	$31,998	$31,193
Additions:
Provision for loan losses	10,963	6,549
Total Before Deductions	42,961	37,742
Deductions:
Charge-offs	(12,454)	(8,179)
Less recoveries on loans previously charged-off	4,803	2,529
Net charge-offs	(7,651)	(5,650)
Balance, September 30	$35,310	$32,092
	========	========

At September 30, 2001 the amount of loans that are considered to be impaired under SFAS No. 114 was $7,624,000 compared to $10,676,000 at December 31, 2000 and $5,620,000 at September 30, 2000. At September 30, 2001 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $4,702,000 of loans for which the related allowance is $1,997,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $2,922,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. At September 30, 2000 there was $1,008,000 of impaired loans with a related allowance of $658,000 and $4,612,000 of impaired loans, which did not have an allowance. The average recorded investment in impaired loans during the period ended September 30, 2001 was approximately $8,370,000.

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

The table below lists selected financial information by business segment (in thousands):

                                                      Three Months Ended September 30,
                                                             2001             2000
                Revenues
                Commercial Banking                              $32,194         $32,337
                Trust and Securities Processing                  21,826          18,112
                Investment Banking and Brokerage                  9,377           2,273
                Community Banking                                56,469          60,284
                Other                                             4,069           1,338
                Less:  Intersegment revenues                    (11,797)         (8,579)
                                                              ---------       ---------
                        Total                                  $112,138        $105,665
                                                              =========       =========
                Net Income (loss)
                Commercial Banking                              $12,969         $13,552
                Trust and Securities Processing                   4,279           3,447
                Investment Banking and Brokerage                    (44)         (3,031)
                Community Banking                                  (530)          1,213
                Other                                                 -               -
                Intersegment loss                                    34           1,149
                                                              ---------       ---------
                        Total                                  $ 16,708         $16,330
                                                              =========       =========
                Total Average Assets
                Commercial Banking                           $1,530,013      $1,711,532
                Trust and Securities Processing                  66,960          97,568
                Investment Banking and Brokerage              3,756,859       2,784,780
                Community Banking                             2,652,789       3,486,458
                Other                                           356,423          15,461
                Less:  Intersegment assets                   (1,103,622)       (782,577)
                                                              ---------       ---------
                        Total                                $7,259,422      $7,313,222
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

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS 125, which has the same title. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Otherwise, SFAS No. 140 carried forward most of the provisions of SFAS No. 125. Certain provisions of SFAS No. 140 relating to pledged collateral, securitized financial assets and retained interest in securitized financial assets were effective for the Company's consolidated financial statements as of December 31, 2000. The remainder of the Statement is effective for transactions occurring after March 31, 2001. The Company has adopted this Statement and it did not have a material impact on its financial statements.

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

                                        UMB FINANCIAL CORPORATION
                                    AVERAGE BALANCES/YIELDS AND RATES
                            (tax-equivalent basis) (unaudited in thousands)

                                                                Nine Months Ended September 30,
                                                             2001                             2000
                                                   Average       Average           Average       Average
Assets                                             Balance     Yield/Rate          Balance     Yield/Rate
                                               ----------------------------     ---------------------------
Loans, net of unearned interest                    $ 2,968,702        8.03%       $ 2,998,293        8.43%
Securities:
  Taxable                                          $ 2,369,867        5.22         $ 2,205,211        5.86
  Tax-exempt                                           671,972        6.23             742,709        6.37
                                               ----------------------------     ---------------------------
    Total securities                               $ 3,041,839        5.44         $ 2,947,920        5.99
Federal funds and resell agreements                    185,594        4.60             230,428        6.62
Other earning assets                                    72,285        5.61              74,718        6.63
                                               ----------------------------     ---------------------------
    Total earning assets                           $ 6,268,420        6.64         $ 6,251,359        7.19
Allowance for loan losses                              (33,979)                        (31,495)
Other assets                                         1,088,309                       1,186,700
                                               ----------------                 ---------------
Total assets                                       $ 7,322,750                     $ 7,406,564
                                               ================                 ===============

Liabilities and Shareholders' Equity
Interest-bearing deposits                          $ 3,622,603        3.27%       $ 3,489,803        3.82%
Federal funds and repurchase agreements                947,881        3.94           1,118,491        5.56
Borrowed funds                                         108,744        4.99              69,623        6.41
                                               ----------------------------     ---------------------------
    Total interest-bearing liabilities             $ 4,679,228        3.44         $ 4,677,917        4.28
Noninterest-bearing demand deposits                  1,785,716                       1,945,187
Other liabilities                                      118,680                         115,031
Shareholders' equity                                   739,126                         668,429
                                               ----------------                 ---------------
    Total liabilities and shareholders' equity     $ 7,322,750                     $ 7,406,564
                                               ================                 ===============

Net interest spread                                                   3.20%                          2.91%
Net interest margin                                                   4.07                            3.99

                                                       UMB FINANCIAL CORPORATION
                                       ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                                          (tax-equivalent basis) (unaudited in thousands)

                                             ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                        Three Months Ended                         Nine Months Ended
                                                   September 30, 2001 vs. 2000                 September 30, 2001 vs. 2000
                                           ----------------------------------------  ----------------------------------------
                                               Volume         Rate         Total          Volume         Rate         Total
Change in interest earned on:
    Loans                                     $(3,255)     $(8,700)      $(11,955)       $(1,881)    $  (9,116)      $(10,997)
    Securities:
        Taxable                                10,098       (6,224)         3,874          6,860       (11,072)        (4,212)
        Tax-exempt                               (978)        (605)        (1,583)        (3,338)         (741)        (4,079)
    Federal funds sold                         (2,118)      (2,128)        (4,246)        (1,991)       (3,179)        (5,170)
    Other                                        (175)        (336)          (511)          (118)         (557)          (675)
                                            ----------    -----------   -----------    ----------    -----------   -----------
            Interest income                  $  3,572     $(17,993)      $(14,421)       $  (468)     $(24,665)      $(25,133)
                                            ----------    -----------   -----------    ----------    -----------   -----------

Change in interest paid on:
    Interest-bearing deposits                $   (836)     $(5,808)      $ (6,644)       $ 3,662      $(14,923)      $(11,661)
    Federal funds purchased                      (121)      (7,126)        (7,247)        (6,423)      (12,430)       (18,853)
    Borrowed funds                                (68)        (564)          (632)         1,574          (857)           717
                                           -----------    ------------  -----------    ----------    -----------   -----------
            Interest expense                 $ (1,205)    $(13,498)      $(14,523)       $(1,187)     $(28,210)      $(29,397)
                                           -----------    ------------  -----------    ----------    -----------   -----------
Net interest income                          $  4,597     $ (4,495)      $    102        $   719      $  3,545       $ 4,264
                                           ===========    ============  ===========    ===========    ============  ===========

                                                   ANALYSIS OF NET INTEREST MARGIN

                                                    Three Months Ended                          Nine Months Ended
                                                         September 30,                           September 30,
                                           ---------------------------------------   -----------------------------------------
                                              2001          2000          Change         2001          2000          Change

Average earning assets                    $ 6,393,562    5,998,632     $  394,930    $ 6,268,420  $ 6,251,359     $   17,061
Interest-bearing liabilities                4,788,398    4,401,482        386,916      4,679,228    4,677,917          1,311
                                          -------------  ----------   ------------   ------------  ----------   ------------
Interest free funds                       $ 1,605,164    1,597,150     $    8,014    $ 1,589,192    1,573,442     $   15,750
                                          ============  ===========   ============   ============  ===========   ============

Free funds ratio                                25.11%      26.63%        (1.52)%        25.35%      25.17%         0.18%
    (free funds to earning assets)

Tax-equivalent yield on earning assets           6.06%       7.42%        (1.36)%         6.64%       7.19%        (0.55)%
Cost of interest-bearing liabilities             2.86         4.43          (1.57)          3.44         4.28          (0.84)
                                          -----------   -----------   ------------   ------------  ----------   ------------
Net interest spread                              3.20%       2.99%         0.21%         3.20%       2.91%         0.29%
Benefit of interest free funds                   0.72         1.18          (0.46)          0.87         1.08          (0.21)
                                          ------------- -----------   ------------   ------------  ----------   ------------
Net interest margin                              3.92%       4.17%         0.25%         4.07%       3.99%         0.08%
                                          ============= ===========   ============   ============ ===========   ============

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended September 30, 2001. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

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

Summary

The Company earned net income of $16,866,000 for the three months ended September 30, 2001, compared to $16,330,000 for the same period a year earlier. This represents per share earnings of $0.80 for the third quarter of 2001 compared to $0.77 for the third quarter of 2000. For the nine-month period ended September 30, 2001 the Company reported net income of $51,292,000, compared with $49,532,000 for the same period in 2000. Earnings per share for the nine months ended September 30, 2001 were $2.43, compared to $2.32 for the same period the prior year, an increase of 4.74%.

The Company's improved performance was aided by a 3.6% increase in net interest income for the year. Net interest margin increased to 4.07% for the nine-month period ended September 30, 2001 compared to 3.99% for the same period in 2000. Declining interest rates during the first nine months of 2001 benefited the Company's net interest margin, as the decrease in the cost of funds outpaced the interest rate reductions on loans and securities. Also contributing to the Company's earnings growth was an increase in non-interest income. For the first nine months of 2001, non-interest income increased $17.6 million or 11.9%. This improvement was fueled by increases in trading and investment banking activities, as well as higher fees from bankcard services. The Company's operating expenses increased by 5.5 percent for the first nine months of 2001. Through May 2001 net interest income and non-interest income and expense include the results of operations of eScout.com, LLC, a majority-owned subsidiary of the Company. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are eliminated through minority interest in loss of consolidated subsidiary. In May 2001, the Company reduced its ownership position in eScout.com LLC. Subsequent to the reduction in ownership, the results of eScout.com are no longer included in the consolidated results of the Company.

Results of Operations

For the three months ended September 30, 2001, the Company earned net interest income of $59,834,000 compared to $59,007,000 for the third quarter of 2000. On a year-to-date basis, net interest income increased to $180,717,000 for the first nine months of 2001, compared to $174,427,000 for the same period last year. Declining interest rates during the first nine months of 2001 benefited the Company's net interest margin, as the decrease in the cost of funds outpaced the interest rate reductions on loans and securities. On a year-to-date basis total earning assets reflected a rate decrease of 55 basis points, while the rate on interest bearing liabilities decreased 84 basis points. These factors allowed the Company to achieve a net interest margin of 4.07% compared to 3.99% one year earlier.

The Company's loan loss provision for the third quarter of 2001 was $2,989,000 compared to $2,513,000 for the same period of 2000. The year-to-date loan loss provision for the Company in 2001 was $10,963,000 compared to $6,549,000 for 2000. The increase in the provision for loan loss was due to the Company's concerns of uncertainties in the current economy and increased loan charge-offs for the first nine months of 2001. For the three months ended September 30, 2001 the net loan charge-offs were $1,456,000, compared to $1,581,000 for the same period in 2000. Net loan charge-offs for the first nine months of 2001 were $7,651,000 compared to $5,650,000 for the same period last year. The majority of the net charge-offs in both periods was from bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non-interest income totaled $57,159,000 for the third quarter of 2001 compared to $49,171,000 for the same period of 2000, an increase of 16.2%. For the first nine months of 2001, non-interest income increased to $165,600,000 from $148,002,000 for the prior year, an increase of 11.9%. Nearly all categories of fee income experienced growth for the quarter and year-to-date. On a year-to-date basis the largest areas of increases were from trading and investment banking and bankcard fees, which both showed increases of over 20% from the same period one year earlier. Trust and securities processing income has been aided by the recent acquisition of Sunstone Financial Group. The increase in trust and securities is partially offset by trust fee income, which has decreased due to its market value driven nature. Fee income from deposit services and cash management services also increased as the Company continued its efforts to grow these revenue sources, which do not carry the credit and interest rate risk of interest-based revenue. An increase was also seen on the sale of investment securities during the third quarter of 2001 as the Company repositioned part of its portfolio due to the recent changes in interest rates.

Non-interest expense was $89,899,000 for the three months ended September 30, 2001 compared to $90,086,000 for the same period of 2000. For the first nine months of 2001 non-interest expense was $274,781,000 compared to $260,468,000 for the first nine months of 2000. The major factors driving the increase in the Company's non-interest expense were higher staffing costs and an increase in equipment related expenses. Staffing for the Company's many growth initiatives, coupled with a tight labor market, have contributed to the increase in salaries and employee benefits. Equipment expense also increased as a result of technology and conversion costs related to the replacement and upgrades of core operating systems. The benefits of the new initiatives and upgrades implemented in prior years are partially underway and should be more fully realized throughout the year. Increases also occurred in occupancy, and legal and consulting. The Company's non-interest expense has been impacted by its e-commerce subsidiary venture eScout.com LLC. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are consolidated in the Company's operating expenses and the eliminated through minority interest in loss of consolidated subsidiary. The prudent management of non-interest expense will continue to be a priority for the Company.

Financial Condition

Total assets at September 30, 2001 were $7.237 billion compared to $7.253 billion at September 30, 2000 and $7.867 billion at December 31, 2000. Loans, net of unearned interest, decreased to $3.019 billion as of September 30, 2001 compared to $3.099 billion at September 30, 2000 and $3.074 billion at December 31, 2000. While uncertainties in the economy have contributed to the decline in loan balances the Company continues its efforts to expand loan growth despite a very competitive loan market. Total investment securities increased to $2.967 billion as of September 30, 2001 compared to $2.459 billion at September 30, 2000 and decreased from $3.146 billion at December 31, 2000. Total deposits decreased to $5.412 billion at September 30, 2001 compared to $5.454 billion at September 30, 2000 and $5.935 billion at December 31, 2000. The decrease of deposit balances from year-end totals reflects the outflow of public funds and commercial balances.

Non accrual and restructured loans totaled $10,180,000, 0.34% of loans, at September 30, 2001 compared to $6,905,000, 0.22% of loans, at September 30, 2000, and $11,511,000 at December 31, 2000, 0.37% of loans. Loans past due 90 days or more were $8,104,000, 0.27% of loans at September 30, 2001, compared to $8,681,000, 0.28% of loans at September 30, 2000, and $7,680,000 at December 31, 2000, 0.25% of loans. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At September 30, 2001 the Company's allowance for loan losses was $35,310,000 or 1.17% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At September 30, 2001, the Company's average loan to deposit ratio was 54.9% compared to 55.2% at September 30, 2000. At September 30, 2001, the average life of the securities portfolio was 16 months with 43% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $763 million at September 30, 2001 compared to $686 million at September 30, 2000 and $703 million at year-end 2000. During the twelve months ended September 30, 2001 the Company increased its treasury stock holdings by $8.4 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At September 30, 2001, the net unrealized gain on securities available for sale was $27.6 million, compared to a net unrealized loss of $6.0 million at September 30, 2000 and an unrealized gain of $1.8 million at December 31, 2000.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of September 30, 2001.

                               Net Portfolio Value

                                           Dollar       Percentage
                            Amount         Change         Change
         200                $1,334,389      $111,640           9.13%
         100                 1,289,533        66,784           5.46%
        Static               1,222,749             -              -%
        (100)                1,172,773      (70,362)         (5.75)%
        (200)                1,085,210     (144,480)        (11.82)%

The Company's capital position is summarized in the table below and exceeds regulatory requirements.

                                                Nine Months Ended
                                                  September 30,
RATIOS                                          2001         2000
Return on average assets                       0.94%        0.90%
Return on average equity                       9.28           9.93
Average equity to assets                      10.09           9.04
Tier 1 risk-based capital ratio               15.59          16.02
Total risk-based capital ratio                16.41          16.80
Leverage ratio                                 8.87           9.36

Per Share Data
Earnings Basic                          $      2.43    $      2.32
Earnings Diluted                        $      2.43    $      2.32
Cash Dividends                          $      0.60    $      0.60
Dividend payout ratio                         24.69%       25.86%
Book value                              $     36.25    $     32.36

PART II. Other Information

       Item 6. Exhibits and Reports on form 8-K

           a) The following exhibit is filed herewith:
           None.

           b) Reports on Form 8-K:
           None.

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

Date: November 12, 2001