Form 10-Q/A
period 2001-09-30
UMB FINANCIAL CORP
filed 2001-11-14
CIK 101382

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

The table below lists selected financial information by business segment (in thousands):

                                                      Three Months Ended September 30,
                                                             2001             2000
                Revenues
                Commercial Banking                              $30,177         $32,337
                Trust and Securities Processing                  24,562          18,112
                Investment Banking and Brokerage                 12,406           2,273
                Community Banking                                55,882          60,284
                Other                                             3,469           1,338
                Less:  Intersegment revenues                    (12,494)         (8,579)
                                                              ---------       ---------
                        Total                                  $114,004        $105,665
                                                              =========       =========
                Net Income (loss)
                Commercial Banking                              $12,240         $13,552
                Trust and Securities Processing                   5,490           3,447
                Investment Banking and Brokerage                  3,972          (3,031)
                Community Banking                                (2,355)          1,213
                Other                                                 -               -
                Intersegment loss                                (2,481)          1,149
                                                              ---------       ---------
                        Total                                  $ 16,866         $16,330
                                                              =========       =========
                Total Average Assets
                Commercial Banking                           $1,530,013      $1,711,532
                Trust and Securities Processing                  66,960          97,568
                Investment Banking and Brokerage              3,756,859       2,784,780
                Community Banking                             2,652,789       3,486,458
                Other                                           356,423          15,461
                Less:  Intersegment assets                   (1,103,622)       (782,577)
                                                              ---------       ---------
                        Total                                $7,259,422      $7,313,222
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