Form 10-K
period 2001-12-31
UMB FINANCIAL CORP
filed 2002-03-28
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

( Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission file number:   0-4887

UMB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Missouri	43-0903811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Grand Boulevard, Kansas City, Missouri	64106
(Address of principal executive offices)	(ZIP Code)

(Registrant's telephone number, including area code):      (816) 860-7000

Securities Registered Pursuant to Section 12(b) of the Act:      None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No ___

As of February 28, 2002, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $654,158,000 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2001
Common Stock, $1.00 Par Value	22,059,571

DOCUMENTS INCORPORATED BY REFERENCE
Company's 2001 Proxy Statement dated March 11, 2002 - Part III

PART I

ITEM 1. BUSINESS

General

     UMB Financial Corporation (the "Company") was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. The Company owns all of the outstanding stock of 5 commercial banks, a credit card bank, a bank real estate corporation, a reinsurance company, a community development corporation, a consulting company and a mutual fund servicing company.

     The Company's 5 commercial banks are engaged in general commercial banking business entirely in domestic markets. The banks, 2 each located in Missouri, one each in Kansas, Colorado and Nebraska, offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. A table setting forth the names and locations of the Company's affiliate banks as well as their total assets, loans, deposits and shareholders' equity as of December 31, 2001, is included on page 54 of the attached Appendix, and is incorporated herein by reference.

     UMB, U.S.A. n.a. is a credit card bank located in Nebraska. UMB, U.S.A. n.a. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

     Other subsidiaries of the Company are UMB Properties, Inc., United Missouri Insurance Company, UMB Community Development Corporation, UMB Consulting Services, Inc. and Sunstone Financial Group, Inc. UMB Properties, Inc. is a real estate company that leases facilities to certain subsidiaries and acquires and holds land and buildings for anticipated future facilities. United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. UMB Community Development Corporation provides low-cost mortgage loans to low- to moderate-income families for acquiring or rehabing owner-occupied housing in Missouri, Kansas, Illinois, Nebraska, Oklahoma and Colorado. UMB Consulting Services, Inc. offers regulatory and compliance assistance to regional banks. Sunstone Financial Group Inc., located in Milwaukee, Wisconsin, is a nationally recognized mutual fund service provider to nearly forty mutual funds and fund families.

     On a full-time equivalent basis at December 31, 2001, UMB Financial Corporation and subsidiaries employed 4,222 persons.

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

     Information regarding capital adequacy standards of the Federal banking regulators is included on pages 25, 26, and 40 of the attached Appendix, and is incorporated herein by reference.

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

Name	Age	Position with Registrant
R. Crosby Kemper	75	Senior Chairman of the Boards since January 2001. Chairman of the Board from 1972 to January 2001. Chairman and Chief Executive Officer of UMB Bank, n.a. (a subsidiary of the Company) from 1971 Through 1995, and as Chairman through January, 1997.
Peter J. Genovese	55	President of the Company since 2000. Vice Chairman of the Board since 1982. Chairman and Chief Executive Officer of UMB Bank of St. Louis, n.a. (a former subsidiary of the Company) from 1979 to 1999.
R. Crosby Kemper III	51	A son of R. Crosby Kemper. Chairman and CEO of the Company and Chairman and CEO of UMB Bank n.a. since January 2001. Vice Chairman of the Board from 1995 to 2001. President of UMB Bank of St. Louis, n.a. from 1993 to 1999. Executive Vice President of UMB Bank, n.a. prior thereto.
Royce M. Hammons	56	President and Chief Executive Officer of UMB Oklahoma Bank (a subsidiary of the Company) since 1987.
Dennis G. Powell	52	Executive Vice President of UMB Bank, n.a. since 2001.
James A. Sangster	47	resident of UMB Bank, n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1993 to 1999. Executive Vice President prior thereto.
William C. Tempel	63	Divisional Executive Vice President of UMB Bank, n.a. since 1997, Having previously served as President and Chief Executive Officer of UMB Bank Kansas (a former subsidiary of the Company).
Douglas F. Page	58	Executive Vice President of the Company since 1984 and Divisional Executive Vice President, Loan Administration, of UMB Bank, n.a. Since 1989.
Daniel C. Stevens	46	Chief Financial Officer of the Company since 2001.
James C. Thompson	59	Divisional Executive Vice President of UMB Bank, n.a. since July, 1994. Executive Vice President of UMB Bank of St. Louis, n.a. since 1989.
E. Frank Ware	57	Executive Vice President of UMB Bank, n.a. since 1985.
James D. Matteoni	59	Chief Information Officer of UMB Bank, n.a. since 1996.
Dennis R. Rilinger	54	Divisional Executive Vice President and General Counsel of UMB Bank, n.a. since 1996.
Mark A. Schmidtlein	42	Vice Chairman of UMB Bank n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1996 to 1999. Senior Vice President prior thereto.
Dennis L. Triplett	55	Divisional Executive Vice President of UMB Bank, n.a. since 1995. Regional Bank President prior thereto.
Shelia Kemper Dietrich	45	A daughter of R. Crosby Kemper. Executive Vice President of UMB Bank, n.a. since 1993.
David D. Kling	55	Divisional Executive Vice President of UMB Bank, n.a. since 1997.
J. Mariner Kemper	29	Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. President of UMB Bank Colorado from 1997 to 2000.
Matt S. Moyer	43	President and Chief Executive Officer of UMB Bank Omaha, n.a. since 1997.
Peter F. Mackie	60	Vice Chairman - Trust Sales of the Company since 2000.
Lisa A. Zacharias	39	Senior Vice President and Director of Human Resources of the Company since 2000.

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

     At December 31, 2001 the Company's affiliate banks operated a total of 5 main banking houses and 166 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank. The Company constructed an 180,000 square foot operations center in downtown Kansas City, Missouri. This building houses the Company operational and item processing functions as well as management information systems. Occupancy began in the second quarter of 1999.

     Additional information with respect to premises and equipment is presented on page 39 of the attached Appendix, which is incorporated herein by reference.

     In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 2001. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is traded on the NASDAQ National Market System under the symbol "UMBF." As of December 31, 2001, the Company had 2,179 shareholders. Dividend and sale prices of stock information, by quarter, for the past two years is contained on page 30 of the attached Appendix and is hereby incorporated by reference.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the "Financial Review" on pages 26 to 27 of the attached Appendix, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data appearing on the indicated pages of the attached Appendix are incorporated herein by reference:

     Consolidated Financial Statements - pages 31 through 50.

     Summary of Operating Results by Quarter - page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. AUDIT COMMITTEE REPORT

     Information regarding the audit committee report is included in the Company's 2002 Proxy Statement under the captions "Audit Committee Report" and is hereby incorporated by reference.

PART III

ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is included in the Company's 2002 Proxy Statement under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

     Information regarding executive officers is included in Part I of this Form 10-K under the caption "Executive Officers."

ITEM 12. EXECUTIVE COMPENSATION

     This information is included in the Company's 2002 Proxy Statement under the captions "Executive Compensation," "Report of the Officers Salary and Stock Option Committee on Executive Compensation," "Director Compensation," "Salary Committee Interlocks and Insider Participation," and "Performance Graph" and is hereby incorporated by reference.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     This information is included in the Company's 2002 Proxy Statement under the caption "Principal Shareholders" and is hereby incorporated by reference.

Security Ownership of Management

     This information is included in the Company's 2002 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is included in the Company's 2002 Proxy Statement under the caption "Certain Transactions" and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Reports on Form 8-K

     The Company did not file a report on Form 8-K during the fourth quarter of 2001.

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
(10b)	1992 Incentive Stock Option Plan filed as Exhibit 28 to Form S-8, Registration No. 33-58312*
(10c)	An Agreement and Plan of Merger between United Missouri Bancshares, Inc. and CNB Financial Corporation filed as Exhibit 2 to the Registrant's current report on Form 8-K dated October 28, 1992*
(10d)	Indenture between United Missouri Bancshares, Inc., Issuer and NBD Bank, N.A., Trustee, filed as Exhibit 4a to Form S-3, Registration No. 33-55394*
(11)	Statement regarding computation of per share earnings*
(12)	Statement regarding computation of earnings to fixed charges*
(21)	Subsidiaries of the Registrant*
(24)	Powers of Attorney*
(27)	Financial Data Schedule*

*Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION /s/ R. Crosby Kemper R. Crosby Kemper, Senior Chairman of the Board /s/ Daniel C. Stevens Daniel C. Stevens, Chief Financial Officer

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Miriam M. Allison* Miriam M. Allison	Director	William Terry Fuldner* William Terry Fuldner	Director
Paul D. Bartlett* Paul D. Bartlett, Jr.	Director	Jack T. Gentry	Director
Thomas E. Beal* Thomas E. Beal	Director	Peter J. Genovese* Peter J. Genovese	Director
H. Alan Bell	Director	Richard Harvey* Richard Harvey	Director
William L. Bishop* William L. Bishop	Director	C.N. Hoffman, III* C.N. Hoffman, III	Director
David R. Bradley, Jr.* David R. Bradley, Jr.	Director	Alexander C. Kemper* Alexander C. Kemper	Director
Newton A. Campbell* Newton A. Campbell	Director	R. Crosby Kemper III* R. Crosby Kemper III	Director
Daniel N. League, Jr.	Director	Thomas D. Sanders* Thomas D. Sanders	Director
Tom J. McDaniel* Tom J. McDaniel	Director	L. Joshua Sosland* L. Joshua Sosland	Director
William J. McKenna	Director	Herman R. Sutherland* Herman R. Sutherland	Director
John H. Mize, Jr.* John H. Mize, Jr.	Director	E. Jack Webster, Jr.	Director
Mary Lynn Oliver	Director	Jon Wefald	Director
Robert W. Plaster* Robert W. Plaster	Director	John E. Williams* John E. Williams	Director
Kris A. Robbins	Director	Thomas J. Wood III* Thomas J. Wood III	Director
Alan W. Rolley* Alan W. Rolley	Director
*/s/ R. Crosby Kemper III R. Crosby Kemper III Attorney-in-Fact for each director	Director

Date: March 29, 2002

THIS PAGE INTENTIONALLY LEFT BLANK

UMB FINANCIAL CORPORATION

INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Page
Consolidated Balance Sheets	31
Consolidated Statements of Income	32
Consolidated Statements of Cash Flows	33
Consolidated Statements of Shareholders' Equity	34
Notes to Financial Statements	35-50
Independent Auditors' Report	51
Selected Financial Data ("Five-Year Financial Summary")	13
Management's Discussion and Analysis of Financial Condition and Results of Operation ("Financial Review")	14-30

         FIVE-YEAR FINANCIAL SUMMARY (in thousands except per share data)

2001	2000	1999	1998	1997

EARNINGS
Interest income	$384,839	$430,785	$407,388	$409,625	$393,329
Interest expense	145,139	196,377	183,323	187,092	171,794
Net interest income	239,700	234,408	224,065	222,533	221,535
Provision for loan losses	14,745	9,201	8,659	10,818	11,875
Noninterest income	222,068	196,707	184,122	164,152	144,883
Noninterest expense	367,889	353,244	312,476	299,891	264,742
Minority interest in loss of subsidiary	11,800	19,437	-	-	-
Net income	65,230	65,111	64,077	54,214	61,704

AVERAGE BALANCES
Assets	$7,363,501	$7,289,098	$7,439,411	$7,017,417	$6,482,613
Loans, net of unearned interest	2,929,061	3,004,754	2,615,978	2,640,933	2,649,023
Securities*	3,145,246	2,841,892	3,553,849	3,005,330	2,538,690
Deposits	5,410,264	5,364,754	5,348,341	5,318,351	4,929,799
Long-term debt	28,767	29,504	40,241	42,584	48,907
Shareholders' equity	748,739	676,243	657,326	650,078	598,631

YEAR-END BALANCES
Assets	$8,730,932	$7,866,883	$8,130,142	$7,646,878	$7,052,988
Loans, net of unearned interest	2,813,758	3,073,957	2,841,150	2,559,136	2,786,031
Securities*	4,521,923	3,145,466	3,897,786	3,755,049	2,884,503
Deposits	6,375,511	5,935,204	5,923,935	5,896,804	5,546,997
Long-term debt	27,388	27,041	37,904	39,153	44,550
Shareholders' equity	768,577	702,934	654,991	662,767	624,236

PER SHARE DATA
Earnings - basic	$ 2.95	$ 2.91	$ 2.80	$ 2.30	$ 2.62
Earnings - diluted	2.95	2.91	2.80	2.29	2.61
Cash dividends	0.76	0.76	0.70	0.70	0.66
Dividend payout ratio	25.76%	26.12%	25.00%	30.43%	25.19%
Book value	$ 34.73	$ 31.58	$ 28.93	$ 28.30	$ 26.45
Market price
High	43.52	37.14	40.21	55.85	47.19
Low	32.86	29.58	33.55	35.29	31.33
Close	40.00	35.60	35.95	39.72	47.19

RATIOS
Return on average assets	0.89%	0.89%	0.86%	0.77%	0.95%
Return on average equity	8.71	9.63	9.75	8.34	10.31
Average equity to average assets	10.17	9.28	8.84	9.26	9.23
Total risk-based capital ratio	15.97	16.63	14.91	15.57	16.26

*Securities include investment securities and securities available for sale.

     The following financial review presents management's discussion and analysis of UMB Financial Corporation's (the "Company") consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three-year period ending December 31, 2001. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

     This financial review contains "forward-looking statements" regarding UMB Financial Corporation. The Company has based these forward-looking statements on its current expectations and projections about future events, based on the information currently available to it. Actual results could differ materially from management's current expectation. The forward-looking statements include among other things, statements relating to the Company's anticipated financial performance, business prospects, new developments, new strategies and similar matters. These forward-looking statements are subject to risks, uncertainties and assumptions that are beyond the Company's ability to control or estimate precisely, and that may affect the operations, performance, development and results of the Company's business and include, but are no limited to, the following: 1) changing demand for loans; 2) the ability of customers to repay loans; 3) changes in consumer savings habits; 4) increases in employee costs; 5) changes in interest rates; 6) competition from others, and 7) changes in economic conditions or regulatory requirements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this financial review may not prove to be correct.

Overview

     The Company recorded consolidated net income of $65.2 million for the year ended December 31, 2001. This represents a slight increase over 2000 net income of $65.1 million. Net income for 2000 represented a 1.6% increase over 1999 results of $64.1 million. Earnings per share for the year ended December 31, 2001, were $2.95, compared to $2.91 in 2000 and $2.80 in 1999. Earnings per share for 2001 increased 1.4% over 2000 per share earnings, which had increased 3.9% over 1999.

     The drop in interest rates due to the eleven rate decreases initiated by the Federal Reserve Bank contributed significantly to a decrease in interest income. However this decrease in interest income was offset by a slightly larger decrease in interest expense. This was caused as the Company saw the rates paid on its interest bearing liabilities decrease at a faster pace than the rates earned on its earning assets. The results of operations for 2000 through May 18, 2001 were affected by the Company's subsidiary eScout LLC (eScout). The sale of a portion of the Company's ownership in eScout on that date put the Company in a minority ownership position. This partial sale resulted in a gain of $1.7 million recorded in other income. Though eScout's income and expense are included in the Company's consolidated statement of income for 2000 and the first five months of 2001, the results of operations of the subsidiary are eliminated from the Company's operating results as an adjustment to minority interest in loss of consolidated subsidiary. Consequently results of operations of this subsidiary do not affect the net income or net income per share of the Company. Comparative results of operations excluding the impact of eScout are presented in Table 16.

     The Company had an increase of 12.89% in noninterest income in 2001 as compared to 2000. A large contributing factor to this increase is the acquisition of Sunstone Financial Group, Inc. This acquisition has and is expected to continue to help the Company build its fee-based business and better serve its customers with increased capabilities. Also affecting noninterest income was the acquisition of the corporate trust business of State Street Bank and Trust Company of Missouri, N.A., in May 2001. These new acquisitions also partly caused the increase in the Company's non interest expense, which increased 4.1% in 2001.

     Also included in the results for 2001 was a year-end charge of approximately $3.8 million related to the write-off and disposition of certain non-strategic assets, primarily real estate. The Company is in the final stages of consolidating and improving its downtown campus, which will result in better operating workflow and reduced costs. The Company will demolish or sell several of its current properties that are no longer necessary for operations.

Results of Operations

Net Interest Income

     Net interest income is a significant source of the Company's earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. Net interest income is affected by the volumes of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each. Table 1 summarizes the changes in net interest income resulting from changes in volume and rates for the prior two years. Net interest margin is calculated as net interest income on a fully tax-equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free funding sources. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 1997 through 2001 are presented in a table following the footnotes to the Consolidated Financial Statements. Net interest income is presented on a taxequivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily obligations of state and local governments.

     FTE interest income decreased by $48.4 million during 2001 to $398.4 million compared to $446.8 million in 2000. Interest income for 2000 represented a $23.9 million increase over the total for 1999 of $422.9 million. Interest expense in 2001 amounted to $145.1 million, a $51.3 million decrease over 2000 expense of $196.4 million. Interest expense in 2000 increased by $13.1 million from 1999 expense of $183.3 million. These changes resulted in an increase in net FTE interest income for 2001 of $2.9 million to $253.3 million compared to $250.4 million for 2000 and $239.6 million in 1999.

         TABLE 1
         TAX-EQUIVALENT RATE-VOLUME ANALYSIS (in thousands)

This analysis attributes changes in net interest income on a tax-equivalent basis either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in net interest income is due jointly to both volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of change in each. All information is presented on a tax-equivalent basis and gives effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets.

Average Volume	Average Rate	2001 vs. 2000	Increase (Decrease)

2001	2000	2001	2000	Volume	Rate	Total

				Change in interest earned on:
$2,929,061	$3,004,754	7.74%	8.53%	Loans	$ (6,330)	$ (23,267)	$ (29,597)
				Securities:
2,473,042	2,105,720	4.82	5.88	Taxable	19,681	(24,378)	(4,697)
672,204	736,172	6.13	6.36	Tax-exempt	(3,966)	(1,618)	(5,584)
195,854	229,155	3.87	6.63	Federal funds sold and resell agreements	(1,970)	(5,640)	(7,610)
70,360	74,629	5.36	6.19	Other	(254)	(596)	(850)

$6,340,521	$6,150,430	6.28%	7.26%	Total	$ 7,161	$(55,499)	$ (48,338)
				Change in interest incurred on:
$3,634,544	$3,442,735	2.97	3.85	Interest-bearing deposits	$ 7,054	$(31,681)	$(24,627)
				Federal funds purchased
973,080	1,051,205	3.31	5.62	and repurchase agreements	(4,112)	(22,757)	(26,869)
120,269	72,552	4.18	6.58	Other	2,404	(2,146)	258

$4,727,893	$4,566,492	3.07%	4.30%	Total	$ 5,346	$(56,584)	$ (51,238)

Net interest income	$ 1,815	$ 1,085	$ 2,900

Average Volume	Average Rate	2000 vs. 1999	Increase (Decrease)

2000	1999	2000	1999	Volume	Rate	Total

				Change in interest earned on:
$3,004,754	$2,615,978	8.53%	8.14%	Loans	$ 32,789	$ 10,711	$ 43,500
				Securities:
2,105,720	2,820,009	5.88	5.47	Taxable	(41,345)	10,775	(30,570)
736,172	733,840	6.36	6.25	Tax-exempt	146	812	958
229,155	120,428	6.63	4.84	Federal funds sold and resell agreements	6,742	2,422	9,164
74,629	66,231	6.19	5.68	Other	502	357	859

$6,150,430	$6,356,486	7.26%	6.65%	Total	$(1,166)	$ 25,077	$ 23,911
				Change in interest incurred on:
$3,442,735	$3,599,415	3.85	3.41	Interest-bearing deposits	$(5,523)	$ 15,202	$ 9,679
				Federal funds purchased
1,051,205	1,285,200	5.62	4.47	and repurchase agreements	(11,581)	13,136	1,555
72,552	44,077	6.58	6.70	Other	1,875	(55)	1,820

$4,566,492	$4,928,692	4.30%	3.72%	Total	$(15,229)	$28,283	$13,054

Net interest income	$14,063	$(3,206)	$10,857

         TABLE 2
         ANALYSIS OF NET INTEREST MARGIN (in thousands)

2001	2000	Change

Average earning assets	$6,340,520	$6,150,430	$190,090
Interest-bearing liabilities	4,727,894	4,566,492	161,402

Interest-free funds	$1,612,626	$1,583,938	$ 28,688

Free funds ratio (free funds to earning assets)	25.43%	25.75%	(0.32)%

Tax-equivalent yield on earning assets	6.28%	7.26%	(0.98)%
Cost of interest-bearing liabilities	3.07	4.30	(1.23)

Net interest spread	3.21%	2.96%	0.25%
Benefit of interest-free funds	0.79	1.11	(0.32)

Net interest margin	4.00%	4.07%	(0.07)%

     Average earning assets increased by approximately 3.1% in 2001 compared to a decrease of 3.2% in 2000. These assets totaled $6.3 billion in 2001 compared to $6.2 billion in 2000. The increase in average earning assets for 2001 was entirely attributable to the Company's investment security portfolio, which increased by 10.7%. Average loans decreased by 2.5% in 2001 compared to the prior year. The increase in the security portfolio was the result of a need to invest increases in deposits. During 2000, average loans increased by 14.9% compared to a 20.0% decrease in average investment securities. During 2000, the decrease in the security portfolio was used to fund the growth in loans as well as a decrease in federal funds purchased and repurchase agreements.

     The Company's net interest spread was 3.21% in 2001, 2.96% in 2000 and 2.93% in 1999. Net interest spread is calculated as the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities. The increase in net interest spread for 2001 was the result of lower rates earned on total earning assets, which decreased from 7.26% in 2000 to 6.28% compared to a decrease of 123 basis points in the cost of funds. This change was the result of both a decrease in interest rates and a change in the mix of interest earning assets. As a result of lower interest rates in 2001 coupled with the change in the earning asset mix and the related funding sources, the Company's net interest margin decreased to 4.00% in 2001, compared to 4.07% in 2000 and 3.77% in 1999. During 2001, loans comprised 46% of earning assets, as compared with 49% during 2000. The decrease in interest rates also had an impact on the Company's investment portfolio which achieved a yield of 5.10% in 2001 compared to 6.00% in 2000. In addition, the Company's funding costs decreased to a greater extent than did the change in the yield on earning assets during 2001. Cost of funds decreased by 123 basis points, compared to a 98 basis point decrease in the yield on earning assets. The increase in both net interest spread and margin for 2000 was the result of higher rates earned on total earnings assets, which increased to 7.26% from 6.65% in 1999. This change was the result of both an increase in interest rates and a change in the mix of earnings assets. During 2000, loans comprised 49% of earning assets, as compared with 41% in 1999. The increase in interest rates also impacted the Company's investment portfolio, which achieved a yield of 6.00% in 2000 compared to 5.63% in 1999. In addition, the Company's funding costs did not increase to the same extent as the change in the yield on earnings assets during 2000. Cost of funds increased from 1999 by 58 basis points, compared to a 61 basis point increase in the yield on earning assets.

     The cause and level of the increase in net interest income in 2001 from that experienced in 2000 can be seen in the information in Table 1. During 2001 the growth in average earning assets was the result of increases in investment securities. The average rate earned on loans during 2001 decreased by 79 basis points as compared to 2000. The Company's cost of funds during 2001 decreased by 123 basis points. During 2000, funds in investment securities were used to fund an increase in higher-yielding loan balances as well as reductions in federal funds purchased and repurchase agreements, which experienced a significant increase in rates in 2000. The spread earned on the rate increases on average earnings assets was, for the most part, offset by increased cost of funds. The average rate earned on loans during 2000 increased by 39 basis points as compared to 1999, and the average rate earned on investment securities increased by 37 basis points during the same period. The spread earned on this growth was, for the most part, offset by a reduced rate earned on earning assets, primarily loans and investment securities.

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

December 31
Loan Category	2001	2000	1999	1998	1997

Commercial	$18,050	$15,550	$15,000	$16,000	$17,000
Consumer	16,587	15,548	15,343	16,319	15,424
Real estate	900	800	750	750	750
Agricultural	50	50	50	50	50
Leases	50	50	50	50	50

Total allowance	$35,637	$31,998	$31,193	$33,169	$33,274

     The Company's allowance for loan losses was $35.6 million at December 31, 2001 compared to $32.0 million at year-end 2000. This represents an allowance to total loans of 1.3% and 1.0% as of December 31, 2001 and 2000, respectively. The Company's net charge off's in 2001 were $11.1 million compared to $8.4 million in 2000 and $11.3 million in 1999. The allowance for loan losses increased as a result of increases in net losses, and may continue due to the impact that any slowing of the economy may have on the ability of customers to service debt. At December 31, 2001 the allowance for loan losses exceeded total nonperforming loans by $28.4 million.

     As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and, therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is adequate based on the inherent losses in the loan portfolio at December 31, 2001. Significant changes in general economic conditions and in the ability of specific customers to repay loans could impact the level of the provision for loan losses required in future years.

     The Company recorded a provision for loan losses of $14.7 million during 2001, compared to $9.2 million in 2000 and $8.7 million in 1999. The increase in the loan loss provision in 2000 was primarily the result of the increased balance of the loan portfolio. The decrease in the loan loss provision in 1999 from the previous year was primarily the result of a reduction in losses in bankcard loans. Losses in the bankcard portfolio decreased as delinquencies and bankruptcies in this area improved. The increase in loan loss provision in 2001 was primarily the result of higher charge-offs related to commercial loans and bankcard loans. Decreasing net charge-offs associated with the Company's bankcard portfolio were experienced in 2000 and 1999, and Management anticipates that the losses and delinquency levels of the bankcard portfolio should remain below industry averages. Bankcard loan delinquencies over 30 days totaled 2.4% of total bankcard loans as of year-end 2001 compared to 2.7% at year-end 2000. The Company intends to continue to closely monitor the bankcard loan portfolio, the related collection efforts and underwriting in order to minimize credit losses.

     Table 4 presents a five-year summary of the Company's allowance for loan losses.

Noninterest Income

     A key objective of the Company is the growth of noninterest income to enhance profitability, since fee-based services are noncredit related, provide steady income and are not directly affected by fluctuations in interest rates. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company's goal is to offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage and cash management.

     Noninterest income was $222.1 million in 2001 compared to $196.7 million in 2000 and $184.1 million in 1999. This represents a 12.9% increase in 2001 compared to an increase of 6.8% during 2000. The increase in 2001 primarily resulted from a 69.1% increase in securities processing income, 15.6% increase in trading and investment banking fees and a 8.4% increase in deposit service charges. The growth in 2000 was driven by a 34.4% increase in securities processing income, a 6.8% increase in service charges on deposit accounts and an 18.8% increase in bankcard fees.

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

     Income from trust services totaled $55.1 million in 2001, $56.3 million in 2000 and $54.0 million in 1999. Included in the 2001 results was the corporate trust business revenue associated with the State street Bank and Trust Company of Missouri, N.A., aquisition. During 2001, increased income was generated by employee benefit services and trust investments, while personal trust declined. This more traditional line of business has generally experienced more steady, moderate growth, but has been more 18 financial review directly impacted by fluctuations in the stock and bond markets. The largest contributor to the increase in trust income for 2000 was from employee benefit services. The next largest contributor to trust income was personal trust and custodial business. Fee revenue in 2001 also was hampered by a reduction in assets under management. The aggregate value of managed trust assets was $12.1 billion at December 31, 2001, compared to $14.5 billion at year-end 2000 and $14.2 billion at year-end 1999.

     The Company's securities processing and custody revenue is primarily related to the mutual fund industry. Revenues from securities processing were $30.2 million in 2001, $17.9 million in 2000 and $13.3 million in 1999. The increase in revenue for 2001 was primarily driven by the acquisition of Sunstone Financial Group, Inc. during the second quarter. Sunstone is a nationally recognized mutual fund service provider to nearly forty mutual funds and fund families. With the acquisition, the Company now offers all aspects of a mutual fund back office, including fund administration and accounting, transfer agency, distribution services, marketing, shareholder communications, custody and cash management. The increase in securities processing and custody revenue for 2000 was primarily driven by increased volume from several mutual fund groups that experienced a significant growth in assets during the year. The significant growth in the number and size of mutual funds has given the Company more opportunity to develop new customer relationships and has fueled growth from existing customers. The Company competes with companies many times its size in this line of business. Though the Company may not have the scale of its much larger competitors, it can compete in certain areas due to better attention to customer service and overall flexibility related to services provided. Revenues from this business line may be subject to more volatility than other fee income due to the relative size of the customer base. The Company intends to atempt to adjust its expense structure so that revenue volatility will not significantly impact operating results. Total trust assets under custody remained basically level at $106.5 billion at December 31, 2001 compared to $106.0 billion at December 31, 2000. Trust assets under custody were $103.8 billion at December 31, 1999.

         TABLE 4
         ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2001	2000	1999	1998	1997

Allowance - beginning of year	$ 31,998	$ 31,193	$ 33,169	$ 33,274	$ 33,414
Provision for loan losses	14,745	9,201	8,659	10,818	11,875
Allowances of acquired banks	-	-	710	-	-
Charge-offs:
Commercial	$ (4,764)	$ (992)	$ (2,732)	$ (322)	$ (2,992)
Consumer:
Bankcard	(6,613)	(5,051)	(5,377)	(7,554)	(8,130)
Other	(5,378)	(5,887)	(6,393)	(6,182)	(3,103)
Real estate	(5)	(3)	(11)	-	(98)
Agricultural	-	-	(1)	(25)	(9)

Total charge-offs	$ (16,760)	$ (11,933)	$ (14,514)	$ (14,083)	$ (14,332)
Recoveries:
Commercial	$ 1,820	$ 236	$ 431	$ 647	$ 268
Consumer:
Bankcard	1,373	1,191	1,268	1,289	1,097
Other	2,204	2,073	1,383	1,049	684
Real estate	256	35	55	127	117
Agricultural	1	2	32	48	151

Total recoveries	$ 5,654	$ 3,537	$ 3,169	$ 3,160	$ 2,317

Net charge-offs	$ (11,106)	$ (8,396)	$ (11,345)	$ (10,923)	$ (12,015)

Allowance - end of year	$ 35,637	$ 31,998	$ 31,193	$ 33,169	$ 33,274

Average loans, net of unearned interest	$2,917,812	$3,004,754	$2,615,978	$2,640,933	$2,649,023
Loans at end of year, net of unearned interest	2,813,758	3,073,957	2,841,150	2,559,136	2,786,031
Allowance to loans at year-end	1.27%	1.04%	1.10%	1.30%	1.19%
Allowance as a multiple of net charge-offs	3.21x	3.81x	2.75x	3.04x	2.77x
Net charge-offs to:
Provision for loan losses	75.32%	91.25%	131.02%	100.97%	101.18%
Average loans	0.38	0.28	0.43	0.41	0.45

     Fees and service charges on deposit accounts were $53.5 million in 2001, $49.3 million in 2000 and $46.2 million in 1999. The increases in fees for 2001 and 2000 were primarily related to corporate deposit accounts as a result of new customer relationships and the sale of additional cash management services. Corporate and retail deposit fees also increased as a result of adjusting fee schedules to changes in market pricing. The level of compensating balances maintained by corporate customers and the earnings credit rate applied to the balances, also impacts the level of fee income received. Movements in the earnings credit rate in 2001 approximated changes in the interest rate on short-term Treasury securities. Other service charges and fees increased to $29.6 million in 2001 from $28.5 million in 2000, which had decreased from $28.8 million in 1999. Increases were achieved in 2001 as a result of increased ATM fees and the sale of cash management services to mutual fund companies. In 2000, modest increases in non-deposit service charges and ATM fees were offset by a decline in cash management services to mutual fund companies. The Company increased its ATM network to 579 machines at year-end 2001, compared to 558 at year-end 2000 and reduced from 608 at year-end 1999. Bankcard fees were $18.1 million in 2001, $15.1 million in 2000 and $12.7 million in 1999.

     Trading and investment banking income totaled $22.3 million in 2001, compared to $19.3 million in 2000 and $20.7 million in 1999. The increase in 2001 was mainly market driven, as customers fled the stock market to invest in high quality bonds. The decrease in 2000 was the result of a decrease in security sales to corporate customers, primarily correspondent banks. The funding levels and loan demand of the correspondent bank customers directly impact this volume. Other income was $11.3 million in 2001 compared to $10.3 million in 2000 and $7.8 million in 1999. Included in 2001 was a $1.7 million gain on the sale of part of the Company's ownership interest in eScout. The increase in 2000 resulted primarily from increased data processing services performed for correspondent bank customers and sale of certain non-earning assets.

Noninterest Expense

     Total 2001 noninterest expense increased 4.2% to $367.9 million compared to 2000 expense of $353.2 million and 1999 expense of $312.5 million. Included in 2001 and 2000 expenses were $13.4 million and $21.6 million, respectively in charges related to the operations of eScout LLC (eScout), a partially owned subsidiary of the Company. While the results of eScout's operations impact various non-interest income and expense categories of the Company's consolidated statements of income, under the terms of its limited liability operating document, the net results of operations of this subsidiary are allocated to outside minority investors, and therefore, eliminated through an adjustment to minority interest in loss of consolidated subsidiary. Table 16 shows a comparison of the net operating results of the Company excluding eScout.

     Costs associated with staffing are the largest component of non-interest expense as they approximate 54% of total operating costs in 2001. Salaries and employee benefits expense increased 8.0% in 2001 to $198.7 million compared to $184.0 million in 2000 and $166.6 million in 1999. Staffing levels at year-end 2001 increased to 4,222, compared to 3,990 at the end of 2000 and 4,104 at the end of 1999. The increase in staffing costs in 2001 is primarily associated with increased staff due to the company's new acquisitions and increases in medical premiums paid by the company. The decline in staffing levels in 2000 is indicative of the Company's efforts to gain greater efficiencies through automation and centralization of back office functions. The increase in staffing costs in 2001 and 2000, is consistent with the Company's ongoing objective to hire, retain and reward high-quality associates, particularly in strategic and high growth areas of the Company. During 2001, 2000 and 1999, the Company dedicated significant resources to improve its information infrastructure. This spending has included both the upgrades of old legacy systems, as well as investments in new delivery and information systems. Some of the initiatives under way or completed during 2001, 2000 and 1999 include a conversion to a new loan processing system, a conversion to a new network operating system, a conversion to a new teller transaction processing system, a consolidated call center, expanded internet capabilities, an upgrade to the core mainframe computer, a major upgrade of the customer information system, implementation of an integrated financial accounting system, new processing and information systems for trust services and the creation of an enterprise data warehouse. During 1999, the demand for qualified data processing staff increased due to the limited resources available in the marketplace to address the millennium date change, causing the Company's costs in this area to increase. Staffing levels and costs were also affected by the opening of 5 new facilities in 2000, 3 in 1999. These new facilities include mini branches and grocery store branches as well as full service branch facilities. The control of staffing costs, tempered with a view of the long-term strategy of the Company, has been and will continue to be an important goal for the Company. The Company has and intends to take advantage of centralization of the administrative and operational functions when these opportunities arise. At the same time, management will strive to gain efficiencies in its existing products, services and processes.

     Occupancy expense increased to $27.7 million in 2001 from $25.4 million in 2000 and $23.3 million in 1999. Equipment expense increased to $50.5 million in 2001 from $47.9 million in 2000 and $37.9 million in 1999. The majority of increases in occupancy and equipment for 2001 can be associated with the new aquisitions. The increases in both 2000 and 1999 occupancy and equipment expense were primarily the result of the expansion efforts noted previously. Purchases of bank premises and equipment totaled $32 million in 2001, $44 million in 2000 and $52 million in 1999.

     Expenses for supplies and services were $22.4 million in 2001, compared to $22.7 million in 2000 and $21.7 million in 1999. The decrease in 2001, was mainly due to decrease in telephone charges, especially long distance. The increase in 2000, excluding the impact of eScout, was mainly due to increases in armored truck services resulting from centralization of cash vault functions.

     Marketing and business development costs decreased in 2001 to $15.8 million from $20.9 million in 2000 and $16.8 million in 1999. Processing fees increased to $16.8 million in 2001 from $15.3 million in 2000 and $14.1 million in 1999. The increase in 2001 was due to an increase in purchased data processing services. Legal and consulting fees decreased to $7.3 million in 2001 from $8.0 million in 2000 and increased from $5.0 million in 1999. The increases in 2001 and 2000 over 1999, are related to the use of third party contractors to assist with improvements to the Company's infrastructure and improvement of processes. Other operating expenses decreased to $13.9 million in 2001 from $15.0 million in 2000, which was an increase from $13.6 million in 1999. Included in the 2001 expenses was $3.8 million in impairment charges related to the write-off and disposition of certain non-strategic assets, primarily real estate. The primary factor driving the fluctuation in costs was losses from fraud and deposit processing in 2000.

Income Taxes

     Income tax expense totaled $25.7 million in 2001 compared to $23.0 million in 2000 and 1999. These expense levels equate to effective tax rates of 28.3%, 26.1% and 26.4% for 2001, 2000 and 1999, respectively. The increase in the effective tax rates for 2001 compared to 2000 and 1999 was primarily the result of a decrease in tax exempt securities. The primary reason for the difference between the Company's effective tax rate and the statuary rate is the effect of nontaxable income, partially offset by nondeductible goodwill amortization.

Financial Condition

Loans

     Loans represent the Company's largest source of interest income. At December 31, 2001, loans amounted to $2.8 billion compared to $3.1 billion in 2000. On average, loans totaled $2.9 billion in 2001 compared to $3.0 billion in 2000. Average loan balances decreased in 2001 due to an increasingly competitive loan market and an increased volume of loans paid off. The market for high quality credits that are consistent with the Company's underwriting standards remained very competitive. Falling interest rates also contributed to the reduction in loan volume in 2001. Management anticipates that new loan volume should outpace loan reductions in 2002. Both commercial and consumer loan balances decreased in 2001, after both categories showed increases in 2000. The consumer loan decrease was reflected in decreases in indirect consumer loans, where the Company was unwilling to match the highly competitive rates offered by automobile dealers. Commerical loan balances increased at yearend 2000 due to aggressive efforts of the Company's business development officers to establish new commercial relationships and expand existing ones. Consumer loan totals increased in 2000 due to new marketing campaigns throughout the Company's affiliate bank network.

     The Parent Company's Credit Administration Department performs timely reviews of loan quality and underwriting procedures in affiliate banks, which experienced significant increases in consumer loans.

         TABLE 5
         ANALYSIS OF LOANS BY TYPE (in thousands)

December 31
Amount	2001	2000	1999	1998	1997

Commercial	$1,415,801	$1,553,566	$1,472,376	$1,246,979	$1,325,988
Agricultural	40,777	36,799	39,218	44,879	51,392
Leases	7,454	7,677	5,645	4,717	3,991

Real estate - commercial	296,927	207,533	268,264	199,324	231,510

Total business-related	$1,760,959	$1,866,306	$1,724,772	$1,495,899	$1,612,881

Bankcard	$ 168,518	$ 176,875	$ 163,756	$ 163,197	$ 184,726
Other consumer installment	735,586	878,610	817,732	771,568	854,605
Real estate - residential	148,695	152,166	134,890	128,472	133,819

Total consumer-related	$1,052,799	$1,207,651	$1,116,378	$1,063,237	$1,173,150

Total loans	$2,813,758	$3,073,957	$2,841,150	$2,559,136	$2,786,031
Allowance for loan losses	(35,637)	(31,998)	(31,193)	(33,169)	(33,274)

Net loans	$2,778,121	$3,041,959	$2,809,957	$2,525,967	$2,752,757

As a % of total loans

Commercial	50.3%	50.5%	51.8%	48.7%	47.6%
Agricultural	1.4	1.2	1.4	1.8	1.9
Leases	0.3	0.3	0.2	0.2	0.1
Real estate - commercial	10.6	8.7	7.3	7.8	8.3

Total business-related	62.6%	60.7%	60.7%	58.5%	57.9%

Bankcard	6.0%	5.8%	5.8%	6.4%	6.6%
Other consumer installment	26.1	28.6	28.8	30.1	30.7
Real estate - residential	5.3	4.9	4.7	5.0	4.8

Total consumer-related	37.4%	39.3%	39.3%	41.5%	42.1%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

     Included in Table 5 is a five-year breakdown of loans by type. During 2001, the Company upgraded to a new loan accounting system which resulted in greater definition of our portfolio. The greater definition did result in reclassification of loan balances between categories, none of which are deemed material or significant. Business-related loans continue to represent the largest segment of the Company's loan portfolio, comprising approximately 63% of total loans. The focus of the Company and each of its affiliate banks is on small- to medium-sized commercial companies located within their respective trade areas. The Company targets customers that will utilize multiple banking services and products. The Company believes the ownership structure and the continuity of its management and relationship officers are generally viewed by customers as a significant strength of the Company and benefit to the customer. The Company's goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company's size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. The Company has experienced very strong growth in the new markets it entered during the past three years. There has been a demand in these markets for bank services delivered with the customer-driven focus that the Company practices. The Company will continue to expand its efforts to attract customers that understand and seek the advantages of banking with a company headquartered in their market.

     Commercial real estate loans have increased to $297 million at December 31, 2001, from $268 million at December 31, 2000 and $208 million at year-end 1999. As a percentage of total loans, commercial real estate loans now comprise 10.6% of total loans, compared to 8.7% at the end of 2000. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

     Bankcard loans have increased as a percentage of total loans. They comprise 6.0% of total loans at year-end 2001 compared to 5.8% at year-end 2000. The volume growth in 2001 was due to increased charge volume from portfolio purchases and marketing efforts of corporate card products. A significant portion of the decrease in bankcard loans in 2000 was caused by a reduction in the private label portion of the portfolio. This type of loan is generally less profitable than traditional bankcard loans and is likely to continue to decrease in volume. The overall growth in the Company's bankcard portfolio has been hampered by increased competition from banking and nonbanking card issuers. This competition frequently lessens its credit standards and offers favorable introductory rates in an effort to obtain transfer balances from other cards. The Company has elected not to seek loan volume in such a manner. The Company's credit and underwriting standards have become stricter as more consumers acquire multiple credit cards with revolving balances.

Loan Quality

     The strength of the Company's credit standards is reflected in the credit quality of the loan portfolio. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company's nonperforming loans decreased to $7.3 million at December 31, 2001, compared to $11.5 million a year earlier. Approximately 70% of the total nonperforming loan balance at year-end 2000 was represented by a single customer. The level of nonperforming loans at year-end 2001 represents 0.26% of total loans compared to 0.37% in 2000. The Company's nonperforming loans have not exceeded 0.50% of total loans in any of the last six years.

     The Company had $6.5 million in other real estate owned as of December 31, 2001 compared to $2.0 million in 2000. The majority of this increase was associated with one foreclosed credit. Loans past due more than 90 days totaled $11.0 million at December 31, 2001 compared to $7.7 million at December 31, 2000. Bankcard loans represented approximately 13% of these past due totals at December 31, 2001.

         TABLE 6
         LOAN QUALITY (in thousands)

December 31
Amount	2001	2000	1999	1998	1997

Nonaccrual loans	$ 5,375	$10,239	$ 4,818	$ 9,454	$ 2,600
Restructured loans	1,904	1,272	1,474	1,292	1,520

Total nonperforming loans	$ 7,279	$11,511	$ 6,292	$10,746	$ 4,120
Other real estate owned	6,466	2,038	2,017	728	1,968

Total nonperforming loans	$13,745	$13,549	$ 8,309	$11,474	$ 6,088

Nonperforming loans as a % of loans	0.26%	0.37%	0.22%	0.42%	0.15%
Allowance as a multiple of nonperforming loans	4.90x	2.78x	4.96x	3.09x	8.08x
Nonperforming assets as a % of loans
plus other real estate owned	0.49%	0.44%	0.29%	0.45%	0.22%
Loans past due 90 days or more	$11,031	$ 7,680	$ 4,998	$ 7,915	$ 7,752
As a % of loans	0.39%	0.25%	0.18%	0.31%	0.28%

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

     Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 10.6% of total loans, with no history of significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

     A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower's ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash. At year-end 2001, $269,000 of interest due was not recorded as earned, compared to $171,000 for the prior year.

     Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. In 2001, there was no reduction or defferal of interest due. Management estimates that approximately $38,000 of additional interest would have been earned in 2000 if these loans had been performing in accordance with their original contracts. In certain instances, the Company continues to accrue interest on loans past due 90 days or more. Though the loan payments are delinquent, collection of interest and principal is expected to resume, and sufficient collateral is believed to exist to protect the Company from significant loss. Consequently, management considers the ultimate collection of these loans to be reasonable and has recorded $157,000 of interest due as earned for 2001. The comparative amount for 2000 was $158,000.

Securities

     The Company's security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a source of potential liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company's goal in the management of its securities portfolio is to maximize return within the Company's parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company's second largest component of interest income.

     Securities available for sale and held to maturity comprised 60.2% of earning assets as of December 31, 2001, compared to 48.9% at year-end 2000. The increase in 2001 resulted from inflows of funds from growth in deposits and repurchase agreements. Securities totaled $4.5 billion at December 31, 2001, compared to $3.1 billion as of December 31, 2000. Loan demand is expected to be the primary factor impacting changes in the level of security holdings. Securities available for sale comprised 88% of the Company's securities portfolio at December 31, 2001 compared to 78% at yearend 2000. U.S. Treasury obligations comprised 28% of the available for sale portfolio as of December 31, 2001, compared with 39% one year earlier. U.S. Agency obligations represented an additional 52% of this portfolio at year-end 2001, compared with 47% at year-end 2000. In order to improve the yield of the securities portfolio, the Company periodically will choose to alter the mix of the portfolio, as opposed to significantly lengthening the average life of the portfolio. Securities available for sale had a net unrealized gain of $35.4 million at year-end 2001 compared to $2.8 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company's shareholders' equity as an unrealized gain of $22.5 million at year-end 2001 compared to $1.8 million for 2000.

     The securities portfolio achieved an average yield on a taxequivalent basis of 5.10% for 2001 compared to 6.00% in 2000 and 5.63% in 1999. The yield on the portfolio decreased by 90 basis points in 2001 as a result of the impact of decreases in short-term interest rates. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The average life of the core securities portfolio was 20 months at December 31, 2001 compared to 22 months at year-end 2000.

     Included in Tables 7 and 8 are analyses of the cost, fair value and average yield of securities available for sale and securities held to maturity.

         TABLE 7
         SECURITIES AVAILABLE FOR SALE (in thousands)

	Amortized	Fair
December 31, 2001	Cost	Value	Yield

U.S. Treasury	$1,096,430	$1,115,637	3.99%
U.S. Agencies	2,038,225	2,051,299	2.68
Mortgage-backed	251,260	254,295	5.72
State and political subdivisions	133,285	133,421	3.41
Commercial paper	415,937	415,937	1.87
Federal Reserve Bank Stock	6,697	6,697
Equity and other	2,258	2,190

Total	$3,944,092	$3,979,476

	Amortized	Fair
December 31, 2000	Cost	Value	Yield

U.S. Treasury	$ 962,213	$ 965,411	5.63%
U.S. Agencies	1,162,495	1,163,074	6.24
Mortgage-backed	186,779	185,848	6.35
State and political subdivisions	1,835	1,809	4.81
Commercial paper	124,241	124,241	6.48
Federal Reserve Bank Stock	6,697	6,697
Equity and other	2,982	2,916

Total	$2,447,242	$2,449,996

         TABLE 8
         INVESTMENT SECURITIES (in thousands)

Yield/
	Amortized	Fair	Average
December 31, 2001	Cost	Value	Maturity

Due in 1 year or less	$116,641	$117,968	6.45%
Due after 1 year through 5 years	414,834	423,873	6.32
Due after 5 years through 10 years	10,972	11,366	7.25

Total	$542,447	$553,207	2 yr. 4 mo.

December 31, 2000

Due in 1 year or less	$139,253	$139,144	6.31%
Due after 1 year through 5 years	502,903	502,598	6.33
Due after 5 years through 10 years	53,314	53,477	6.49

Total	$695,470	$695,219	2 yr. 9 mo.

         TABLE 9
         MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

December 31
2001	2000

Maturing within 3 months	$222,250	$299,844
After 3 months but within 6	48,522	36,393
After 6 months but within 12	34,972	52,095
After 12 months	25,348	23,743

Total	$331,092	$412,075

Other Earning Assets

     Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution's funds in order to meet short-term liquidity needs. The net sold position at year end 2001 was $32.0 million compared to a net purchased position of $17.6 million at year end 2000. During 2001 the Company was a net seller of federal funds with an average balance of $6.4 million, compared to 2000 when the Company was a net purchaser of federal funds, and this funding source averaged $96.3 million.

     The Investment Banking Division of the Company's principal affiliate bank buys and sells federal funds as agent for nonaffiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $965.3 million in 2001 and $611.8 million in 2000.

     At December 31, 2001, the Company held securities under agreements to resell of $89.9 million compared to $151.1 million at year-end 2000. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $152.0 million in 2001 and $189.0 million in 2000.

     The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2001 were $68.5 million, compared to $72.8 million in 2000, and were recorded at market value.

Deposits and Borrowed Funds

     Deposits represent the Company's primary funding source for its asset base. Deposits are gathered from various sources including commercial customers, individual retail consumers and mutual fund and trust customers. Deposits totaled $6.4 billion at December 31, 2001, and $5.9 billion at year-end 2000. Deposits averaged $5.4 billion in 2001 and 2000. The Company has continued to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

     Noninterest-bearing demand deposits averaged $1.8 billion and $1.9 billion during 2001 and 2000, respectively. These deposits represented 32.9% of average deposits in 2001, compared to 35.8% in 2000. The Company's large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts, though they do not earn interest, receive an earnings credit to offset the cost of other services provided by the Company.

     Securities sold under agreements to repurchase totaled $1,288.6 million at December 31, 2001, and $882.2 million at year-end 2000. This liability averaged $935.7 million in 2001 and $914.7 million in 2000. Repurchase agreements are transactions involving the exchange of investment funds by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

     The Company's long-term debt includes one senior note issue for $15 million. The senior note represents funds borrowed in 1993 under a medium-term program to fund bank acquisitions. This $15.0 million note had an original maturity of ten years at 7.30%. Also included in long-term debt is the Company's guarantee of a loan incurred in January 1996 by its Employee Stock Ownership Plan. Principal and interest, at 6.10%, are due quarterly over seven years. The Plan is using Company contributions to service this debt. The Company also has four fixed-rate advances from the Federal Home Loan Bank at rates of 5.84%, 5.89%, 7.13% and 7.61%. These advances, collateralized by Company securities, are used to offset interest rate risk of longer term fixed rate loans.

         TABLE 10
         ANALYSIS OF AVERAGE DEPOSITS (in thousands)

Amount	2001	2000	1999	1998	1997

Noninterest-bearing demand	$1,775,720	$1,922,019	$1,748,926	$1,702,282	$1,576,206
Interest-bearing demand and savings	2,527,556	2,270,562	2,281,458	2,260,240	2,143,869
Time deposits under $100,000	823,385	824,307	860,456	875,480	898,910

Total core deposits	$5,126,661	$5,016,888	$4,890,840	$4,838,002	$4,618,985
Time deposits of $100,000 or more	283,603	347,866	457,501	480,349	310,814

Total deposits	$5,410,264	$5,364,754	$5,348,341	$5,318,351	$4,929,799

As a % of total deposits

Noninterest-bearing demand	32.9%	35.8%	32.7%	32.0%	32.0%
Interest-bearing demand and savings	46.7	42.3	42.6	42.5	43.5
Time deposits under $100,000	15.2	15.4	16.1	16.5	18.2

Total core deposits	94.8%	93.5%	91.4%	91.0%	93.7%
Time deposits of $100,000 or more	5.2	6.5	8.6	9.0	6.3

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

         TABLE 11
         SHORT-TERM DEBT (in thousands)

2001	2000

Amount	Rate	Amount	Rate

At year-end
Federal funds purchased	$ -	-%	$ 27,566	6.42%
Repurchase agreements	1,288,638	1.19	882,189	5.82
Other	173,046	1.25	72,184	6.26

Total	$1,461,684	1.20%	$ 981,939	5.87%

Average for the year
Federal funds purchased	$ 37,421	4.47%	$ 136,488	6.22%
Repurchase agreements	935,659	3.26	914,717	5.53
Other	91,502	3.36	43,048	6.44

Total	$1,064,582	3.31%	$1,094,253	5.65%

Maximum month-end balance
Federal funds purchased	$ 97,112	$ 304,931
Repurchase agreements	1,288,638	1,355,741
Other	193,905	161,944

         TABLE 12
         RISK-BASED CAPITAL (in thousands)

The table below computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2001, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related riskbased capital ratios.

Risk-Weighted Category

RISK-WEIGHTED ASSETS	0%	20%	50%	100%	Total

Loans:
Residential mortgage	$ -	$ 483	$123,609	$ 24,603	$ 148,695
All other	-	126,989	-	2,538,074	2,665,063

Total loans	$ -	$ 127,472	$ 123,609	$2,562,677	$2,813,758
Securities available for sale:
U.S. Treasury	$1,096,430	$ -	$ -	$ -	$1,096,430
U.S. agencies and mortgage-backed	728	2,288,757	-	-	2,289,485
State and political subdivisions	-	124,756	8,529	-	133,285
Commercial paper and other	6,697	-	-	418,195	424,892

Total securities available for sale	$1,103,855	$2,413,513	$ 8,529	$ 418,195	$3,944,092
Investment securities	-	507,553	34,894	-	542,447
Trading securities	3,245	79,078	-	805	83,128
Federal funds and resell agreements	-	121,845	-	-	121,845
Cash and due from banks	196,379	585,949	-	-	782,328
All other assets	-	-	-	381,692	381,692

Category totals	$1,303,479	$3,835,410	$ 167,032	$3,363,369	$8,669,290

Risk-weighted totals	$ -	$ 767,082	$ 83,516	$3,363,369	$4,213,967
Off-balance-sheet items (risk-weighted)	-	707	-	292,869	293,576

Total risk-weighted assets	$ -	$ 767,789	$ 83,516	$3,656,238	$4,507,543

CAPITAL	Tier 1	Tier 2	Total

Shareholders' equity	$ 768,577	$ -	$ 768,577
Less accumulated other comprehensive income	(22,526)	-	(22,526)
Less premium on purchased banks	(61,827)	-	(61,827)
Allowance for loan losses	-	35,637	35,637

Total capital	$ 684,224	$ 35,637	$ 719,861

Capital ratios
Tier 1 capital to risk-weighted assets	15.18%
Total capital to risk-weighted assets	15.97%
Leverage ratio (Tier 1 to total assets less premium on purchased banks)	9.22%

Capital

     The Company places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company's ability to capitalize on business growth and acquisition opportunities. Capital is managed for each subsidiary based upon its respective risks and growth opportunities as well as regulatory requirements.

     Total shareholders' equity was $768.6 million at December 31, 2001, compared to $702.9 million one year earlier. The Company guarantees the debt of its ESOP, the proceeds of which were used to acquire shares of the Company's common stock. The shares acquired by the ESOP that have not been allocated to plan participants are included as a reduction to shareholders' equity. During each year, management has the opportunity to repurchase shares of the Company's stock at prices, which, in management's opinion, would enhance overall shareholder value. During 2001 and 2000, the Company acquired 164,722 and 503,906 shares, respectively, of its common stock.

     Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution's assets. A financial institution's total capital is required to equal at least 8% of riskweighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company's high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 15.18% and total capital ratio of 15.97% substantially exceed the regulatory minimums.

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

     Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 14 is a static gap analysis, which presents the Company's assets and liabilities, based on their repricing or maturity characteristics. This analysis shows that for the 180-day interval, beginning January 1, 2002, the Company is in a positive gap position because assets maturing or repricing during this time exceed liabilities.

     In management's opinion, the static gap report tends to overstate the interest rate risk of the Company due to certain factors, which are not measured on a static or snapshot analysis. A static gap analysis assumes that all liabilities reprice based on their contractual term. However, the effect of rate increases on core deposits, approximately 95% of total deposits, historically tend to lag the change in market rates. This lag generally lessens the negative impact of rising interest rates when the Company has more liabilities subject to repricing than assets. In addition, a static analysis ignores the impact of changes in the mix and volume of interest-bearing assets and liabilities. During 2001, the Company's loans decreased as a percentage of total earning assets, and noninterest-bearing demand deposit accounts represented a smaller component of total funding sources. Due to the limitations of a static gap analysis, the Company also monitors and manages interest rate risk through the use of simulation models. These models allow for input of various factors and assumptions, which influence interest rate risk. The Company believes that this method presents a more realistic view of the impact on the Company's earnings resulting from movement in interest rates.

     Simulation tools are the primary tools that the Company uses to manage its interest rate risk. The Company does not use offbalance- sheet hedges or swaps to manage this risk except for use of future contracts to offset interest rate risk on specific securities held in the trading portfolio.

     The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value (NPV) over a range of instantaneous and sustained interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and offbalance sheet contracts. These assets and liabilities of the Company are comprised primarily of financial instruments which give rise to cash flows. By projecting the timing and amount of future net cash flows, an estimated value of that asset or liability can be determined. Market values of the Company's investment in loans and debt securities fluctuate with movements in market interest rates. Prepayments of principal are generally correlated with interest rates and affect future cash flows. Certain deposits and other borrowings of the Company are also sensitive to interest rate changes. Table 13 sets forth the Company's NPV as of December 31, 2001 Although the NPV measurements provide an indication of the Company's interest rate risk exposure at a particular point-in-time, such measurements are not intended to, and do not provide a precise forecast of the effect of changes in market rates on the Company's net portfolio value and may differ from actual results.

         TABLE 13
         MARKET RISK (in thousands)

Net Portfolio Value

Rates in Basis Points (Rate Shock)	Amount	Change	% Change

200	$1,377,930	$160,564	13.19%
100	1,309,866	92,500	7.60
Static	1,217,366	-	-
(100)	1,202,497	(14,869)	(1.22)
(200)	1,188,644	(28,722)	(2.36)

         TABLE 14
         INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		Over 365
December 31, 2001	Days	Days	Days	Total	Days 365	Total

EARNING ASSETS

Loans	$1,597.2	$143.0	$163.6	$1,903.8	$ 910.0	$2,813.8
Securities*	2,216.6	159.1	452.4	2,828.1	1,693.8	4,521.9
Federal funds sold and resell agreements	121.8	0.0	0.0	121.8	0.0	121.8
Other	85.0	0.0	0.0	85.0	0.0	85.0

Total earning assets	$4,020.6	$302.1	$616.0	$4,938.7	$2,603.8	$7,542.5

% of total earning assets	53.3%	4.0%	8.2%	65.5%	34.5%	100.0%

FUNDING SOURCES

Interest-bearing demand and savings	$1,849.5	$ 0.0	$ 0.0	$1,849.5	$1,237.3	$3,086.8
Time deposits	499.7	239.1	225.1	963.9	237.5	1,201.4
Federal funds purchased and repurchase agreements	1,288.6	0.0	0.0	1,288.6	0.0	1,288.6
Borrowed funds	173.9	0.9	1.8	176.6	23.8	200.4
Noninterest-bearing sources	0.0	0.0	0.0	-	1,765.3	1,765.3

Total funding sources	$3,811.7	$240.0	$226.9	$4,278.6	$3,263.9	$7,542.5

% of total earning assets	50.5%	3.2%	3.0%	56.7%	43.3%	100.0%

Interest sensitivity gap	$ 208.9	$ 62.1	$ 389.1	$ 660.1	$ (660.1)
Cumulative gap	208.9	271.0	660.1	660.1	-
As a % of total earning assets	2.8%	3.6%	8.8%	8.8%	-
Ratio of earning assets to funding sources	1.05	1.26	2.71	1.15	0.80
Cumulative ratio - 2001	1.05	1.07	1.15	1.15	1.00
Cumulative ratio - 2001	1.05	1.07	1.15	1.15	1.00
Cumulative ratio - 2000	1.02	1.09	1.22	1.22	1.00
Cumulative ratio - 1999	0.82	0.87	0.97	0.97	1.00

*Includes securities available for sale based on scheduled maturity dates.

Liquidity

     Liquidity represents the Company's ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The primary source of liquidity for the Company is regularly scheduled payments on and maturities of assets which include $4.0 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Parent Company, nor its subsidiaries are active in the debt market. The traditional funding source for the Company's subsidiary banks has been core deposits. The Parent Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. These notes are rated A3 by Moody's Investor Service and A- by Standard and Poors. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

     The Parent Company's cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be in the future. The Company's subsidiary's banks are subject to various rules, depending on their location and primary regulator, regarding payment of dividends to the Parent Company. For the most part, all banks can pay dividends at least equal to their current year's earnings without seeking prior regulatory approval. From time to time, approvals have been requested to allow a subsidiary bank to pay a dividend in excess of its current earnings. All such requests have been approved.

eScout LLC

     During the first quarter of 2000, the Company's lead bank formed a subsidiary under the name of eScout.com LLC whose name was subsequently changed to eScout LLC (eScout), minority interests in which were acquired by several outside investors. Prior to its formation, the start-up and initial operating costs of eScout were funded by the Company's lead bank. These direct costs did not materially impact the overall results of operations of the Company. The function of eScout is to serve as an electronic commerce network for UMB customers, correspondent banks and their customers, and other businesses. Through May 2001 the Company's net interest income, non-interest income and expense include the results of eScout. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are eliminated through minority interest in loss of consolidated subsidiary. On May 18, 2001, the company reduced its ownership position in eScout, and the results of eScout are no longer included in the consolidated results of the Company. The Company recorded a gain of $1.7 million in 2001 on the sale of part of its ownership interest in eScout. Table 16 presents the consolidated statements of income for the Company, excluding the results of operations for eScout, for the three years ending December 31, 2001.

         TABLE 15
         RATE SENSITIVITY AND MATURITY OF LOANS (in thousands)

The following table presents the rate sensitivity of certain loans maturing after 2002, compared with the total loan portfolio as of December 31, 2001. Of the $1,236,879 of loans due after 2002, $856,075 are to individuals for the purchase of residential dwellings and other consumer goods. The remaining $380,804 is for all other purposes and reflects maturities of $343,717 in 2003 through 2006 and $37,087 after 2006.

December 31, 2001

Loans due 2002:
Residential homes and consumer goods	$ 197,940
All other	1,378,939

Total	$1,576,879

Loans due after 2002:
Variable interest rate	$ 188,380
Fixed interest rate	1,048,499

Total	$1,236,879

Allowance for loan losses	(35,637)

Net loans	$2,778,121

         TABLE 16
         COMPARATIVE RESULTS OF OPERATIONS EXCLUDING ESCOUT LLC (in thousands)

Year Ended December 31,
2001	2000	1999

Noninterest expense	$ 354,462	$ 331,673	$ 312,476

Income before income taxes	$ 90,934	$ 88,107	$ 87,052
Income tax provision	25,704	22,996	22,975

Net income	$ 65,230	$ 65,111	$ 64,077

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.

     Of the issues that are of a subjective nature, management believes that the only items for a critical accounting policy would be the allowance for loan losses and the evaluation of impairment testing of long-lived assets including goodwill and other intangibles. The allowance for loan loss represents management's judgement of the losses inherent in the Company's loan portfolio. The adequacy is reviewed quarterly, considering such items as historical trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics, industry or segment concentration, and other factors. Bank regulatory agencies require that the adequacy of the allowance for loan losses be maintained on a bank-by-bank basis, however the Company uses a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and bank risk levels. Long-lived assets, including goodwill, other intangible assets and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable.

         TABLE 17
         SUMMARY OF OPERATING RESULTS BY QUARTER (in thousands except per share data)

(unaudited)	Three Months Ended
2001	March 31	June 30	Sept. 30	Dec. 31

Interest income	$107,945	$ 98,976	$ 94,308	$ 83,610
Interest expense	47,584	38,455	34,474	24,626

Net interest income	$ 60,361	$ 60,521	$ 59,834	$ 58,984
Provision for loan losses	2,963	5,011	2,989	3,782
Noninterest income	51,814	56,627	57,159	56,468
Noninterest expense	92,501	92,380	89,899	93,109
Minority interest in loss of consolidated sub	8,053	3,747	-	-
Income tax provision	7,046	6,796	7,239	4,623

Net income	17,718	16,708	16,866	13,938

2000	March 31	June 30	Sept. 30	Dec. 31

Interest income	$110,244	$106,309	$107,864	$106,368
Interest expense	52,239	48,483	49,004	46,651

Net interest income	$ 58,005	$ 57,826	$ 58,860	$ 59,717
Provision for loan losses	1,905	2,131	2,513	2,652
Noninterest income	48,412	50,008	49,318	48,969
Noninterest expense	83,405	86,977	90,086	92,776
Minority interest in loss of consolidated sub	941	4,053	6,520	7,923
Income tax provision	5,504	6,121	5,769	5,602

Net income	$ 16,544	$ 16,658	$ 16,330	$ 15,579

Per Share	Three Months Ended
2001	March 31	June 30	Sept. 30	Dec. 31

Net income - basic	$ 0.80	$ 0.75	$ 0.77	$ 0.63
Net income - diluted	0.80	0.75	0.77	0.63
Dividend	0.19	0.19	0.19	0.19
Book value	32.85	33.50	34.52	34.73
Market price:
High	37.50	40.95	43.52	42.75
Low	32.86	33.38	33.75	37.38
Close	36.19	40.95	39.52	40.00
2000	March 31	June 30	Sept. 30	Dec. 31

Net income - basic	$ 0.74	$ 0.74	$ 0.73	$ 0.70
Net income - diluted	0.74	0.74	0.73	0.70
Dividend	0.19	0.19	0.19	0.19
Book value	29.36	29.94	30.82	31.58
Market price:
High	35.30	37.14	35.77	36.19
Low	29.58	31.25	32.38	31.31
Close	35.00	31.25	35.48	35.00

         CONSOLIDATED BALANCE SHEETS (in thousands)

December 31
ASSETS	2001	2000

Loans:
Commercial, financial and agricultural	$1,448,309	$1,590,365
Consumer	912,373	1,055,485
Real estate	445,622	420,430
Leases	7,454	7,677
Allowance for loan losses	(35,637)	(31,998)

Net loans	$2,778,121	$3,041,959
Securities available for sale:
U.S. Treasury and agencies	$1,891,590	$1,270,557
U.S. Treasury and agencies pledged to creditors	1,275,346	857,928
State and political subdivisions	133,421	1,809
Mortgage-backed	254,295	185,848
Commercial paper and other	424,824	133,854

Total securities available for sale	$3,979,476	$2,449,996
Investment securities:
State and political subdivisions (market value of $553,207 and $695,219, respectively)	542,447	695,470
Federal funds sold	31,993	10,000
Securities purchased under agreements to resell	89,852	151,076
Trading securities and other	84,962	80,664

Total earning assets	$7,506,851	$6,429,165
Cash and due from banks	790,672	975,324
Bank premises and equipment, net	240,656	250,700
Accrued income	60,661	71,642
Goodwill and other intangible assets	61,827	43,550
Other assets	70,265	96,502

Total assets	$8,730,932	$7,866,883

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$2,087,314	$2,179,776
Interest-bearing demand and savings	3,086,825	2,551,326
Time deposits under $100,000	870,280	792,027
Time deposits of $100,000 or more	331,092	412,075

Total deposits	$6,375,511	$5,935,204
Federal funds purchased	-	27,566
Securities sold under agreements to repurchase	1,288,638	882,189
Short-term debt	173,046	72,184
Long-term debt	27,388	27,041
Accrued expenses and taxes	55,710	50,981
Other liabilities	42,062	168,784

Total liabilities	$7,962,355	$7,163,949

Common stock, $1.00 par, Authorized 33,000,000 shares 27,528,365 and 26,472,039 shares issued, respectively	$ 27,528	$ 26,472
Capital surplus	726,347	683,220
Retained earnings	200,780	196,705
Accumulated other comprehensive income	22,526	1,776
Treasury stock, 5,326,917 and 5,188,807 shares, at cost, respectively	(206,113)	(200,248)
Unearned ESOP shares	(2,491)	(4,991)

Total shareholders' equity	$ 768,577	$ 702,934

Total liabilities and shareholders' equity	$8,730,932	$7,866,883

See Notes to Financial Statements, pages 35-50.

         CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)

Year Ended December 31
INTEREST INCOME	2001	2000	1999

Loans	$225,879	$255,581	$212,054
Securities
Securities available for sale - Taxable interest	$119,170	$123,873	$154,512
Securities available for sale -Tax-exempt interest	2,025	50	-
Investment securities - Taxable interest	395	551	763
Investment securities - Tax-exempt interest	26,194	31,036	30,451

Total securities income	$147,784	$155,510	$185,726

Federal funds and resell agreements	7,583	15,193	6,029
Trading securities and other	3,593	4,501	3,579

Total interest income	$384,839	$430,785	$407,388

INTEREST EXPENSE

Deposits	$107,928	$132,555	$122,876
Federal funds and repurchase agreements	32,179	59,048	57,493
Short-term debt	3,075	2,734	175
Long-term debt	1,957	2,040	2,779

Total interest expense	$145,139	$196,377	$183,323

Net interest income	$239,700	$234,408	$224,065
Provision for loan losses	14,745	9,201	8,659

Net interest income after provision for loan losses	$224,955	$225,207	$215,406

NONINTEREST INCOME

Trust fees	$ 55,137	$ 56,328	$ 54,045
Securities processing	30,203	17,864	13,288
Trading and investment banking	22,323	19,315	20,686
Service charges on deposit accounts	53,495	49,340	46,210
Other service charges and fees	29,593	28,494	28,852
Bankcard fees	18,099	15,090	12,697
Gains on sales of securities available for sale, net	1,875	11	547
Other	11,343	10,265	7,797

Total noninterest income	$222,068	$196,707	$184,122

NONINTEREST EXPENSE

Salaries and employee benefits	$198,695	$184,004	$166,582
Occupancy, nets	27,658	25,391	23,325
Equipment	50,484	47,883	37,916
Bankcard processing	7,433	6,915	6,429
Supplies and services	22,357	22,671	21,677
Marketing and business development	15,794	20,940	16,785
Processing fees	16,812	15,327	14,077
Legal and consulting	7,265	7,999	4,955
Amortization of goodwill and other intangibles assets	7,453	7,160	7,101
Other	13,938	14,954	13,629

Total noninterest expense	$367,889	$353,244	$312,476

Minority interest in loss of consolidated subsidiary	$ 11,800	$ 19,437	$ -

Income before income taxes	$ 90,934	$ 88,107	$ 87,052
Income tax expense	25,704	22,996	22,975

Net income	$ 65,230	$ 65,111	$ 64,077

Net income per share - basic	$ 2.95	$ 2.91	$ 2.80
Net income per share - diluted	2.95	2.91	2.80
Weighted average shares outstanding	22,145,787	22,335,109	22,882,717

See Notes to Financial Statements, pages 35-50.

         CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Year Ended December 31
OPERATING ACTIVITIES	2001	2000	1999

Net income	$ 65,230	$ 65,111	$ 64,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,745	9,201	8,659
Depreciation and amortization	38,665	39,186	28,441
Impairment charge for premises and equipment	3,800	-	-
Minority interest in net loss of consolidated subsidiary	(11,800)	(19,437)	-
Provision for deferred income taxes	(1,774)	(836)	5,614
Net increase in trading securities	(4,298)	(3,590)	(43,019)
Gains on sales of securities available for sale, net	(1,875)	(11)	(547)
Gains on sales of disposition of interest in subsidiary	(1,699)	-	-
Earned ESOP shares	2,500	2,500	2,501
Amortization of securities premium, net of discount accretion	(11,752)	(1,542)	(26,987)
Changes in:
Accrued income	11,904	2,719	(3,976)
Accrued expenses and taxes	(4,254)	15,317	(15,325)
Other, net	(14,578)	(1,931)	(4,077)

Net cash provided by operating activities	$ 84,814	$ 106,687	$ 15,361

INVESTING ACTIVITIES

Proceeds from sales of securities available for sale	$ 102,488	$ 45,557	$ 364,950
Proceeds from maturities of investment securities	151,189	99,594	95,435
Proceeds from maturities of securities available for sale	26,938,184	8,169,087	9,358,069
Purchases of investment securities	(975)	(50,215)	(144,632)
Purchases of securities available for sale	(28,549,061)	(7,486,885)	(9,822,172)
Purchases of securities available for sale	(28,549,061)	(7,486,885)	(9,822,172)
Net change in loans	249,093	(241,203)	(258,723)
Net change in federal funds sold and resell agreements	37,200	(28,412)	(64,400)
Purchase of financial organizations, net of cash received	(26,015)	-	(498)
Investment capital contributed to consolidated subsidiary	-	57,536	-
Deconsolidation of subsidiary	(390)	-	-
Net change in unsettled security transactions	(39,129)	50,021	4,394
Purchases of bank premises and equipment	(32,003)	(43,591)	(52,207)
Proceeds from sales of bank premises and equipment	533	338	101
Net cash provided by (used) in investing activities	$(1,168,886)	$ 571,827	$(519,683)

FINANCING ACTIVITIES

Net increase in demand and savings deposits	$ 443,037	$ 236,964	$ 46,764
Net decrease in time deposits	(2,730)	(225,695)	(65,642)
Net change in federal funds purchased and repurchase agreements	378,883	(507,608)	495,144
Net change in short-term debt	102,720	72,184	(31)
Proceeds from issuance of long-term debt	3,700	2,615	3,900
Repayments of long-term debt	(3,353)	(13,478)	(5,649)
Cash dividends	(17,000)	(17,134)	(16,035)
Purchases of treasury stock	(6,624)	(17,457)	(39,006)
Excercise of stock options	787	311	453

Net cash provided by (used in) financing activities	$ 899,420	$(469,298)	$ 419,898

Increase (decrease) in cash and due from banks	$ (184,652)	$ 209,216	$ (84,424)
Cash and due from banks at beginning of year	975,324	766,108	850,532

Cash and due from banks at end of year	$ 790,672	$ 975,324	$ 766,108

Supplemental disclosures:
Income taxes paid	$ 29,629	$ 20,563	$ 30,298
Total interest paid	150,673	197,096	228,323

Note: Certain noncash transactions regarding the application of SFAS No. 115, guaranteed ESOP debt transactions and common stock issued for acquisitions and stock dividends are disclosed in the accompanying financial statements and notes to financial statements.

See Notes to Financial Statements, pages 35-50.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands except per share data)

Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP	Total

Balance - January 1, 1999	$24,490	$608,934	$175,005	$ 13,693	$(149,363)	$(9,992)	$662,767
Comprehensive Income: Net Income	-	-	64,077	-	-	-	64,077
Other comprehensive income - change in unrealized gains (losses) on securities of $42,031 net of tax benefit of $(15,163), and net of reclassification adjustment for gains included in net income of $339	-	-	-	(26,529)	-	-	(26,529)
Total comprehensive income							37,548
Cash dividends ($0.70 per share)			(16,035)				(16,035)
Stock dividend (10%)	1,982	72,337	(74,319)	-	-	-	-
Earned ESOP shares	-	-	-	-	-	2,501	2,501
Acquisition - Charter National Bank	-	2,207	-	-	4,556	-	6,763
Purchase of treasury stock	-	-	-	-	(39,006)	-	(39,006)
Exercise of stock options	-	(68)	-	-	521	-	453

Balance - December 31, 1999	$26,472	$683,410	$148,728	$(12,836)	$(183,292)	$(7,491)	$654,991
Comprehensive Income: Net income	-	-	65,111	-	-	-	65,111
Other comprehensive income - change in unrealized gains (losses) on securities of $23,272 net of taxes of $8,653, and net of reclassification adjustment for gains included in net income of $7	-	-	-	14,612	-	-	14,612
Total comprehensive income							79,723
Cash dividends ($0.76 per share)			(17,134)				(17,134)
Earned ESOP shares						2,500	2,500
Purchase of treasury stock					(17,457)	-	(17,457)
Exercise of stock options		(190)			501	-	311

Balance - December 31, 2000	$26,472	$683,220	$196,705	$ 1,776	$(200,248)	$(4,991)	$702,934
Comprehensive Income: Net income	-	-	65,230	-	-	-	65,230
Other comprehensive income - change in unrealized gains (losses) on securities of $33,794 net of taxes of $11,825, and net of reclassification adjustment for gains included in net income of $1,219	-	-	-	20,750	-	-	20,750
Total comprehensive income							85,980
Cash dividends ($0.76 per share)	-	-	(17,000)	-	-	-	(17,000)
Stock dividend (5%)	1,056	43,099	(44,155)	-	-	-	-
Earned ESOP shares	-	-	-	-	-	2,500	2,500
Purchase of treasury stock	-	-	-	-	(6,624)	-	(6,624)
Exercise of stock options	-	28	-	-	759	-	787

Balance - December 31, 2001	$27,528	$726,347	$200,780	$ 22,526	$(206,113)	$(2,491)	$768,577

See Notes to Financial Statements, pages 35-50.

NOTES TO FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

     UMB Financial Corporation is a multi-bank holding company which offers a wide range of banking services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma and Nebraska. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

     CONSOLIDATION     All subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions have been eliminated. The consolidated statements of income for the period from January 1, 2001 to May 18, 2001 and for the year ended December 31, 2000 includes the results of eScout LLC a partially-owned subsidiary of the Company. According to the terms of eScout's operating agreement, operating losses have been allocated to the outside minority investors. As a result, these losses have been eliminated through minority interest in loss of consolidated subsidiary. On May 18, 2001, the Company sold a portion of its ownership of eScout, reducing its ownership interest. As a result, the Company's investment in eScout is being accounted for using the equity method from that time.

     REVENUE RECOGNITION     Interest on loans and securities is recognized based on rate times the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful. Annual bankcard fees are recognized on a straight-line basis over the period that cardholders may use the card. Other noninterest income is recognized as services are performed or revenuegenerating transactions are executed.

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

     SECURITIES AVAILABLE FOR SALE     Debt securities available for sale include principally U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in accumulated other comprehensive income until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

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

     GOODWILL AND OTHER INTANGIBLES     Goodwill and other intangibles prior to 1982 are being amortized ratably over 40 years. Premiums on purchases in 1982 and after are being amortized ratably over 15-20 years. Core deposit intangible assets are being amortized ratably over 10 years.

     BANK PREMISES AND EQUIPMENT     Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on accelerated methods. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years.

     IMPAIRMENT OF LONG-LIVED ASSETS     Long-lived assets, including goodwill and other intangible assets and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets with their associated carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds its fair value.

     TAXES     The company recognizes certain income ans expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on the liability method and represents the change in the deferred income tax accounts during the year, including the effect of enacted tax rate changes.

     PER SHARE DATA     Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of issuable stock options outstanding during each year. All share and per share data have been restated for the 5% stock dividend declared October 18, 2001.

     RECLASSIFICATIONS     Certain reclassifications were made to the 2000 and 1999 consolidated financial statements to conform to the current year presentation.

     ACCOUNTING FOR STOCK-BASED COMPENSATION      Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

NEW ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS      In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No.138. This Statement, as amended requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statements were effective for the Company's consolidated financial statements after January 1, 2001. The Company has adopted the Statements and they did not have a significant impact on the consolidated financial statements upon adoption.

     ACCOUNTING FOR FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Certain provisions of SFAS No. 140 relating to pledged collateral, securitized financial assets and retained interest in securitized financial assets were effective for the Company's consolidated financial statements as of December 31, 2000. The remainder of the Statement was effective for transactions occurring after March 31, 2001. The Company has adopted this Statement and it did not have a material impact on its financial statements.

     ACCOUNTING FOR BUSINESS COMBINATIONS AND INTANGIBLE      ASSETS In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Business combinations consummated subsequent to June 30, 2001 are to be accounted for under the provisions of the new statement. Statement No. 142, which is effective for the Company on January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the Statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and identification of reporting units for the purpose of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of the adoption. Effective January 1, 2002 the Company has discontinued the amortization of goodwill. The related goodwill amortization expense was $5,627,000, $5,624,000 and $4,437,000 for the years ended 2001, 2000 and 1999, respectively. Management has evaluated goodwill for impairment and does not expect to record an impairment charge on the Company's consolidated financial statements.

     OTHER PRONOUNCEMENTS      The FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These Statements are effective on January 1, 2003 and January 1, 2002 respectively. Implementation of these Statements are not expected to have a material effect on the Company's consolidated financial statements.

         ALLOWANCE FOR LOAN LOSSES

The table below provides an analysis of the allowance for loan losses for the three years ended December 31, 2001 (in thousands):

Year Ended December 31

2001	2000	1999

Allowance - beginning of year	$ 31,998	$ 31,193	$ 33,169
Allowances of acquired banks	-	-	710
Additions (deductions):
Charge-offs	$(16,760)	$(11,933)	$(14,514)
Recoveries	5,654	3,537	3,169

Net charge-offs	$(11,106)	$(8,396)	$(11,345)

Provision charged to expense	14,745	9,201	8,659

Allowance - end of year	$ 35,637	$ 31,998	$ 31,193

     The amount of loans considered to be impaired under SFAS No. 114 was $3,891,000 at December 31, 2001 and $10,676,000 at December 31, 2000. All of the loans were on a nonaccrual basis or had been restructured. Included in the impaired loans, at December 31, 2001 was $1,426,000 of loans for which the related allowance was $883,000. The remaining $2,465,000 of impaired loans did not have an allowance for loan losses as a result of writedowns and supporting collateral value. At December 31, 2000 there was $1,602,000 of impaired loans with a related allowance of $829,000, and $9,074,000 of impaired loans which did not have an allowance. The average recorded investment in impaired loans was approximately $7,474,000 during the year ended December 31, 2001 and $7,671,000 during the year ended December 31, 2000. The Company had no material amount recorded as interest income on impaired loans for all years presented.

         SECURITIES AVAILABLE FOR SALE

The table below provides detailed information for securities available for sale at December 31, 2001 and 2000 (in thousands):

2001	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury	$1,096,430	$ 20,378	$(1,171)	$1,115,637
U.S. Agencies	2,038,225	13,822	(748)	2,051,299
Mortgage-backed	251,260	3,470	(435)	254,295
State and political subdivisions	133,285	675	(539)	133,421
Commercial paper	415,937	-	-	415,937
Federal Reserve Bank stock	6,697	-	-	6,697
Equity and other	2,258	-	(68)	2,190

Total	$3,944,092	$ 38,345	$(2,961)	$3,979,476

2000

U.S. Treasury	$ 962,213	$ 4,407	$(1,209)	$ 965,411
U.S. Agencies	1,162,495	2,698	(2,119)	1,163,074
Mortgage-backed	186,779	624	(1,555)	185,848
State and political subdivisions	1,835	2	(28)	185,848
Commercial paper	124,241	-	-	124,241
Federal Reserve Bank stock	6,697	-	-	6,697
Equity and other	2,982	21	(87)	2,916

Total	$2,447,242	$ 7,752	$(4,998)	$2,449,996

SECURITIES AVAILABLE FOR SALE (CONTINUED)
The following table presents contractual maturity information for securities available for sale at December 31, 2001. Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2001	Amortized Cost	Fair Value

Due in 1 year or less	$2,199,543	$2,206,803
Due after 1 year through 5 years	1,044,580	1,068,964
Due after 5 years through 10 years	23,223	23,987
Due after 10 years	594	603

Total	$3,267,940	$3,300,357

Mortgage-backed securities	251,260	254,295
Commercial paper	415,937	415,937
Equity securities and other	8,955	8,887

Total securities available for sale	$3,944,092	$3,979,476

     Securities available for sale with a market value of $2,983,589,000 at December 31, 2001, and $2,159,110,000 at December 31, 2000, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

     During 2001, proceeds from the sales of securities available for sale were $102,488,000 compared to $45,557,000 for 2000. Securities transactions resulted in gross realized gains of $1,876,000 for 2001, $12,000 for 2000 and $598,000 for 1999. The gross realized losses were $1,000 for 2001, $1,000 for 2000 and $51,000 for 1999.

     The net unrealized gains on trading securities at December 31, 2001 and 2000, were $134,500 and $170,100, respectively, and were included in trading and investment banking income.

INVESTMENT SECURITIES
The table below provides detailed information for investment securities at December 31, 2001 and 2000 (in thousands):

December 31
2001	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

State and political subdivisions	$542,447	$10,905	$ (145)	$553,207

2000

State and political subdivisions	$695,470	$ 2,823	$(3,074)	$695,219

The following table presents contractual maturity information for investment securities at December 31, 2001. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2001	Amortized Cost	Fair Value

Due in 1 year or less	$116,641	$117,968
Due after 1 year through 5 years	414,834	423,873
Due after 5 years through 10 years	10,972	11,366

Total investment securities	$542,447	$553,207

     There were no sales of investment securities during 2001, 2000 or 1999.

     Investment securities and some municipals available for sale with a market value of $636,867,000 at December 31, 2001, and $636,673,000 at December 31, 2000, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

SECURITIES PURCHASED UNDERAGREEMENTS TO RESELL

     The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell ("resell agreements"). The agreements permit the Company to sell or repledge these securities. Resell agreements were $89,852,000 and $151,076,000 at December 31, 2001 and 2000, respectively. Of those balances, $15,928,000 and $32,895,000 were resold under repurchase agreements.

LOANS TO OFFICERS AND DIRECTORS

     Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 2001 and 2000, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

Year Ended December 31
2001	2000

Balance - beginning of year	$ 183,507	$ 134,030
New loans	1,160,556	1,427,465
Repayments	(1,169,671)	(1,377,988)

Balance - end of year	$ 174,392	$ 183,507

BANK PREMISES AND EQUIPMENT
         Bank premises and equipment consisted of the following (in thousands):

December 31
2001	2000

Land	$ 42,341	$ 42,632
Buildings and leasehold improvements	229,055	223,880
Equipments	240,629	235,532

	$ 512,025	$ 502,044
Accumulated depreciation	(271,369)	(251,344)

Bank premises and equipment, net	$ 240,656	$ 250,700

     Included in the results for 2001 was a year-end charge of approximately $3.8 million related to the write-off and disposition of certain non-strategic assets, primarily real estate. The Company is in the final stages of consolidating and improving its downtown campus, which will result in better operating workflow and reduced costs.

     Consolidated rental and operating lease expenses were $5,444,000 in 2001, $4,449,000 in 2000 and $4,294,000 in 1999. Consolidated bank premises and equipment depreciation and amortization expenses were $31,212,000 in 2001, $32,026,000 in 2000 and $21,340,000 in 1999. Minimum rental commitments as of December 31, 2001 for all noncancelable operating leases are: 2002 - $4,936,000; 2003 - $4,596,000; 2004 - $3,668,000; 2005 - $3,691,000; 2006 - $3,547,000; and thereafter - $33,675,000.

BORROWED FUNDS

The components of the Company's short-term and long-term debt are as follows (in thousands):

December 31
2001	2000

Short-term debt
U.S. Treasury demand notes and other	$173,046	$ 72,184

Long-term debt
7.30% senior notes due 2003	$ 15,000	$ 15,000
8.00% note maturing serially through 2001	-	129
ESOP debt guarantee	3,002	5,761
Federal Home Loan Bank 5.89% due 2014	3,476	3,645
Federal Home Loan Bank 5.84% due 2009	3,568	-
Federal Home Loan Bank 7.13% due 2010	1,526	1,657
Federal Home Loan Bank 7.61% due 2015	816	849

Total long-term debt	$ 27,388	$ 27,041

Total borrowed funds	$200,434	$ 99,225

Aggregate annual repayments of long-term debt at December 31, 2001 are as follows (in thousands):

2002	$ 3,517
2003	15,573
2004	602
2005	645
2006	690
Thereafter	6,361

Total	$ 27,388

     Long-term debt represents direct, unsecured obligations of the parent company, secured obligations of affiliate banks and a guarantee by the Company of debt of the Company's ESOP plan. The senior note due in 2003 cannot be redeemed prior to stated maturity. The ESOP installment note, secured by shares of the Company's stock, bears interest at a rate of 6.10% and requires quarterly principal and interest payments of $763,000 through December 31, 2002. All of the Federal Home Loan Bank notes are secured by investment securities of the Company. The 5.89%, 5.84%, 7.13% and 7.61% Federal Home Loan Bank notes require monthly principal and interest payments.

     The Company enters into sales of securities with simultaneous agreements to repurchase (''repurchase agreements''). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2001, was $1,288,638,000 (with accrued interest payable of $337,000). Of that amount, $15,610,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements (''resell agreements''). The remainder of $1,273,028,000 represented sales of U.S. Treasury and agency securities obtained from the Company's securities portfolio. The amount outstanding at December 31, 2000, was $882,189,000 (with accrued interest payable of $276,643) of that amount $32,235,000 represented sales of securities under resell agreements. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2001 (in thousands):

Maturity of the Repurchased Liabilities	Securities Market Value	Repurchased Liabilities	Weighted Average Interest Rate

On demand	$ 964,782	$ 968,471	1.23%
2 to 30 days	306,487	300,449	1.04
31 to 90 days	3,777	3,801	3.68
Over 90 days	300	307	3.75

Total	$ 1,275,346	$ 1,273,028	1.19%

REGULATORY REQUIREMENTS

     Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. The state bank in Missouri is subject to state laws permitting dividends to be declared from retained earnings, provided certain specified capital requirements are met. At December 31, 2001, approximately $15,615,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

     Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2001, this amount averaged $94,273,000, compared to $101,699,000 in 2000.

     The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 2001, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company's actual ratios at that date were 15.18% and 15.97%, respectively. The Company's leverage ratio at December 31, 2001, was 9.22%.

     As of December 31, 2001, the most recent notification from the Office of Comptroller of the Currency categorized the Company's most significant affiliate banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks' category.

     Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its largest banks are as follows:

2001 (Dollars in Thousands)

Actual	For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital:
UMB Financial Corporation	$684,224	15.18%	$180,302	4.00%	$270,453	6.00%
UMB Bank, n.a.	470,215	11.50	163,545	4.00	245,317	6.00
UMB National Bank of America	65,106	34.78	7,487	4.00	11,231	6.00
Total Capital:
Total Capital:
UMB Financial Corporation	719,861	15.97	360,603	8.00	450,754	10.00
UMB Bank, n.a.	497,279	12.16	327,089	8.00	450,862	10.00
UMB National Bank of America	66,948	35.77	14,975	8.00	18,718	10.00
Tier 1 Leverage
UMB Financial Corporation	684,224	9.22	296,957	4.00	371,196	5.00
UMB Bank, n.a.	470,215	7.29	258,036	4.00	322,545	5.00
UMB National Bank of America	65,106	12.24	21,277	4.00	26,596	5.00
2000

Tier 1 Capital:
UMB Financial Corporation	$695,747	15.90%	$175,038	4.00%	$262,557	6.00%
UMB Bank, n.a.	521,129	13.64	152,803	4.00	229,205	6.00
UMB National Bank of America	63,082	27.72	9,103	4.00	13,655	6.00
Total Capital:
UMB Financial Corporation	727,745	16.63	350,076	8.00	437,595	10.00
UMB Bank, n.a.	545,678	14.28	305,606	8.00	382,008	10.00
UMB National Bank of America	64,734	28.44	18,207	8.00	22,759	10.00
Tier 1 Leverage
UMB Financial Corporation	695,747	8.89	312,934	4.00	391,168	5.00
UMB Bank, n.a.	521,129	7.78	268,061	4.00	335,077	5.00
UMB National Bank of America	63,082	9.01	28,018	4.00	35,022	5.00

EMPLOYEE BENEFITS

     The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. Contributions to these plans were $3,052,000 in 2001, 2000 and 1999. In 1996, the Employee Stock Ownership Plan (ESOP) borrowed $17 million to purchase common stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company's shareholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company's ESOP contribution which funded principal repayments and the payment of interest expense was recorded accordingly in the consolidated financial statements.

     The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary reduction. The Company made a matching contribution to this plan of $2,139,000 for 2001, $1,868,000 for 2000 and $1,745,000 for 1999.

     On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (''the 1992 Plan''), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. Of the options granted prior to 1998, 40% are exercisable two years from the date of the grant and are thereafter exercisable in 20% increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted after 1998 are exercisable until five years after the grant date. The Board or the committee may accelerate the exercise period for an option upon the optionee's disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at not less than 100% of fair market value at date of grant.

     Activity in the 1992 Plan for the three years ended December 31, 2001, is summarized in the following table:

Stock Options Under the 1992 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share

Outstanding - January 1, 1999	181,222	$22.43 to $47.95	$33.86
Granted	53,055	34.91 to 38.41	35.10
Canceled	(3,869)	22.56 to 47.95	33.51
Exercised	(8,325)	22.52 to 30.40	25.10

Outstanding - December 31, 1999	222,083	$22.47 to $47.95	$34.47

Exercisable - December 31, 1999	86,144	$22.47 to $47.95	$30.02

Granted	55,182	32.91 to 36.21	33.14
Canceled	(19,254)	22.58 to 43.66	35.30
Exercised	(2,765)	24.78 to 34.43	28.47

Outstanding - December 31, 2000	256,246	$22.47 to $47.95	$34.23

Exercisable - December 31, 2000	91,227	$22.47 to $47.95	$31.07

Granted	80,406	40.02 to 44.02	40.14
Canceled	(22,016)	22.58 to 43.66	37.22
Exercised	(21,923)	22.55 to 34.91	29.39

Outstanding - December 31, 2001	291,713	$24.01 to $47.96	$35.98

Exercisable - December 31, 2001	76,747	$22.57 to $47.96	$32.03

The 1981 Incentive Stock Option Plan ("the 1981 Plan") was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 10, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the three years ended December 31, 2001, is summarized in the following table:

Stock Options Under the 1981 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share

Outstanding - January 1, 1999	36,576	$15.31 to $20.90	$17.43
Canceled	(1,691)	15.34 to 18.76	17.05
Exercised	(12,930)	18.70 to 20.89	18.84

Outstanding - December 31, 1999	21,952	$15.31 to $20.90	$16.62

Exercisable - December 31, 1999	21,952	$15.31 to $20.90	$16.62

Canceled	(847)	15.33 to 15.33	15.33
Exercised	(16,019)	15.31 to 15.37	15.33

Outstanding - December 31, 2000	5,086	$20.89 to $20.90	$20.89

Exercisable - December 31, 2000	5,086	$20.89 to $20.90	$20.89

Exercised	(5,086)	$20.89 to $20.90	$20.89

Outstanding - December 31, 2001	-	-

Options Outstanding	Options Executable

Range of Exercise Prices	Number of Outstanding at 12/31/01	Weighted Average Remaining Contructual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price

$24.01 to $24.02	7,470	1 year	$24.02	7,470	$24.02
24.23 to 24.26	7,643	2 years	24.26	7,643	24.26
22.57 to 22.58	9,130	3 years	22.58	9,130	22.58
31.23 to 31.25	14,212	4 years	31.24	14,212	31.24
30.17 to 30.41	17,635	5 years	30.33	17,635	30.33
43.34 to 47.96	25,821	6 years	43.98	20,657	43.98
38.73 to 42.79	35,432	7 years	39.15	-	-
34.58 to 38.41	42,423	8 years	35.12	-	-
32.60 to 36.20	51,541	9 years	33.08	-	-
40.02 to 44.02	80,406	10 years	40.14	-	-

291,713	76,747

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been respectively, $64,907,000 and $2.93 for the year ended December 31, 2001, $64,849,000 and $2.90 for the year ended December 31, 2000 and $63,826,000 and $2.79 for the year ended December 31, 1999.

     For options granted during the year ended December 31, 2001, the estimated fair value of options granted using the Black-Scholes pricing model under the Company's plans was based on a weighted average risk-free interest rate of 5.19%, expected option life of 8.75 years, expected volatility of 19.71% and an expected dividend yield of 2.05%. For options granted during the year ended December 31, 2000, the estimated fair value of options granted under the Company's plans was based on a weighted average risk-free interest rate of 5.17%, expected option life of 8.75 years, expected volatility of 19.62% and an expected dividend yield of 2.14%. For options granted during the year ended December 31, 1999, the estimated fair value of options granted under the Company's plans was based on a weighted average riskfree interest rate of 6.23%, expected option life of 8.75 years, expected volatility of 18.60% and an expected dividend yield of 2.25%.

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

     Trust and Securities Processing.      Providing estate planning, trust, employee benefit, asset management and custodial services to individuals and corporate customers.

     Commercial Banking.      Investment Banking and Brokerage. Providing commercial and retail brokerage, investment accounting and safekeeping services to individuals and corporate customers. This segment includes the Company's investment portfolio.

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

     The Company's 2000 reported segment revenues, net income and average assets reflect changes in the organization of the Company resulting from consolidation of various subsidiary bank charters and subsequent reassignment of certain functional responsibilities. These functions had previously been managed and reported at a subsidiary company level. 1999 segment revenues, net income and average assets have not been restated for the effect of the change.

The table below lists selected financial information by business segment as of and for the three years ended December 31, 2001 (in thousands):

2001	2000	1999

REVENUES

Commercial	$ 122,274	$ 120,213	$ 91,794
Trust/Securities Processing	86,949	73,280	67,940
Investment Banking/Brokerage	49,161	17,080	33,717
Community Banking	222,866	233,064	232,210
Other	11,198	12,326	14,782
Less: Intersegment revenues	(45,425)	(34,049)	(40,915)

Total	$ 447,023	$ 421,914	$ 399,528
NET INCOME

Commercial	$ 49,073	$ 48,089	$ 29,075
Trust/Securities Processing	18,392	15,441	14,580
Investment Banking/Brokerage	10,921	(7,070)	4,981
Community Banking	(8,595)	10,245	20,951
Other	-	-	-
Less: Intersegment net income	(4,561)	(1,594)	(5,510)

Total	$ 65,230	$ 65,111	$ 64,077
TOTAL AVERAGE ASSETS

Commercial	$1,692,381	$1,958,453	$1,719,50864,077
Trust/Securities Processing	72,060	21,256	19,503
Investment Banking/Brokerage	3,328,541	2,275,806	2,017,986
Community Banking	2,694,080	3,315,388	3,822,964
Other	187,125	384,283	401,824
Less: Intersegment balances	(610,686)	(666,088)	(542,374)

Total	$7,363,501	$7,289,098	$7,439,411

COMMON STOCK
 The following table summarizes the share transactions for the three years ended December 31, 2001:

Shares Issued	Shares in Treasury

Balance - January 1, 1999	24,490,189	(3,957,218)
Stock dividend (10%)	1,981,850	-
Purchase of treasury stock	-	(926,537)
Issued in stock options	-	18,553
Acquisition of Charter National Bank	-	162,353

Balance - December 31, 1999	26,472,039	(4,702,849)
Purchase of treasury stock	-	(503,906)
Issued in stock options	-	17,948

Balance - December 31, 2000	26,472,039	(5,188,807)
Stock dividend (5%)	1,056,326	-
Purchase of treasury stock	-	(164,722)
Issued in stock options	-	26,612

Balance - December 31, 2001	27,528,365	(5,326,917)

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

For the Years Ended December 31
2001	2000	1999

Weighted average basic common shares outstanding	22,145,787	22,335,109	22,882,717
Stock options	28,420	13,158	40,300

Weighted average diluted common shares outstanding	22,174,207	22,348,267	22,923,017

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

     The Company's use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $51.8 million and $57.8 million during the years ended December 31, 2001 and 2000, respectively. Net futures activity resulted in losses of $2.5 million for 2001 and $2.2 million for 2000 and gains of $1.7 million for 1999. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

     The Company also enters into foreign exchange contracts on a limited basis. For operating purposes the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2001, contracts to purchase and to sell foreign currency averaged approximately $46.9 million, compared to $19.3 million during 2000. The gains on these foreign exchange contracts for 2001, 2000 and 1999 were $1.6 million, $1.5 million and $1.1 million, respectively.

     With respect to group concentrations of credit risk, most of the Company's business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2001, the Company did not have any significant credit concentrations in any particular industry.

     In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of these lawsuits will have a materially adverse effect on the financial position or results of the Company.

Contract or Notional Amount December 31

(in thousands)	2001	2000
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit for loans (excluding credit card loans)	$ 693,557	$ 779,218
Commitments to extend credit under credit card loans	914,936	857,993
Commercial letters of credit	8,041	24,193
Standby letters of credit	193,196	147,010
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Futures contracts	$ 43,300	$ 64,500

ACQUISITIONS

     On November 22, 1999 the Company acquired Charter National Bank, Oklahoma City, Oklahoma for $10 million. The acquisition was funded with existing working capital. The acquisition of this $51.2 million bank was recorded as a purchase. The acquisition was not deemed to be material in relation to the consolidated results of the Company. Income of the Company does not include income of the acquired company prior to the effective date of the acquisition. In March of 2000, this bank was merged into the Company's lead bank.

     On March 7, 2001 the Company acquired the corporate trust business located in St. Louis, Missouri from State Street Corporation for $18.3 million. On April 19, 2001 the Company acquired Sunstone Financial Group, Inc. located in Milwaukee, Wisconsin. The purchase price of Sunstone is directly connected to gross revenue targets. The Company paid an initial amount of $8.0 million on April 19, 2001, and will make subsequent annual payments, depending on revenue target achieved through 2006. Both of these acquisitions were recorded as purchases and were funded with existing working capital. The acquisitions were not deemed to be material in relation to the consolidated results of the Company.

INCOME TAXES

     Income taxes as set forth below produce effective income tax rates of 28.3% in 2001, 26.1% in 2000, and 26.4% in 1999. These percentages are computed by dividing total income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

Year Ended December 31
2001	2000	1999

Federal Currently payable	$26,148	$22,761	$16,857
Deferred	(1,470)	(736)	5,035

Total federal tax provision	$24,678	$22,025	$21,892
State Currently payable	$ 1,330	$ 1,071	$ 504
Deferred	(304)	(100)	579

Total state tax provision	$ 1,026	$ 971	$ 1,083

Total tax provision	$25,704	$22,996	$22,975

     The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

Year Ended December 31
2001	2000	1999

Provision at statutory rate	$31,827	$30,838	$30,468
Tax-exempt interest income	(10,330)	(11,590)	(11,378)
Disallowed interest expense	1,222	1,520	1,354
State and local income taxes, net of federal tax benefits	667	631	703
Amortization of goodwill and other intangible assets	2,008	1,847	1,909
Other	310	(250)	(81)

Total tax provision	$25,704	$22,996	$22,975

     Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 2001, 2000 and 1999 were as follows (in thousands):

2001	2000	1999

Deferred tax assets Net unrealized loss on securities available for sale	$ -	$ -	$ 7,664
Allowance for loan losses	13,362	11,877	11,573
Miscellaneous	1,888	266	-

Total deferred tax assets	$ 15,250	$ 12,143	$ 19,237

Deferred tax liabilities Net unrealized gain on securities available for sale	$(12,814)	$ (989)	$ -
Asset revaluations on purchased subsidiaries	(2,937)	(3,507)	(4,417)
Depreciation	(16,044)	(13,179)	(11,787)
Miscellaneous	(2,586)	-	(748)

Total deferred tax liabilities	$(34,381)	$(17,675)	$(16,952)

Net deferred tax asset (liability)	$(19,131)	$ (5,532)	$ 2,285

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

     DEPOSIT LIABILITIES      The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2001 and 2000. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

     The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows (in millions):

2001	2000
Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS: Cash and short-term investments	$ 912.5	$ 912.5	$1,136.4	$1,136.4
Securities available for sale	3,979.5	3,979.5	2,450.0	2,450.0
Investment securities	542.4	553.2	695.4	695.2
Trading securities	85.0	85.0	80.7	80.7
Loans (exclusive of allowance for loan losses)	2,778.1	2,794.3	3,074.0	3,039.7

FINANCIAL LIABILITIES: Demand and savings deposits	$5,174.1	$5,174.1	$4,731.1	$4,731.1
Time deposits	1,201.4	1,224.7	1,204.1	1,212.6
Federal funds and repurchase	1,288.6	1,288.6	909.8	909.8
Short-term debt	173.1	173.1	72.2	72.2
Long-term debt	27.4	27.7	27.0	27.7

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

PARENT COMPANY FINANCIAL INFORMATION

December 31
BALANCE SHEETS (in thousands)	2001	2000

ASSETS: Investment in subsidiaries:
Banks	$672,189	$647,336
Non-banks	17,102	8,822

Total investment in subsidiaries	$689,291	$656,158
Premiums on purchased banks	5,097	6,490
Cash	77,671	37,459
Securities available for sale and other	22,481	31,830

Total assets	$794,540	$731,937

LIABILITIES AND SHAREHOLDERS' EQUITY: Dividends payable	$ 4,268	$ 4,257
Long-term debt	18,002	20,890
Accrued expenses and other	3,693	3,856

Total	$ 25,963	$ 29,003
Shareholders' equity	768,577	702,934

Total liabilities and shareholders' equity	$794,540	$731,937

Year Ended December 31
STATEMENTS OF INCOME (in thousands)	2001	2000	1999

INCOME: Dividends and income received from affiliate banks	$ 66,293	$ 66,658	$ 24,762
Service fees from subsidiaries	11,454	13,422	13,378
Net security gains	21	2	14
Other	552	523	1,167

Total income	$ 78,320	$ 80,605	$ 39,321

EXPENSE: Salaries and employee benefits	$ 5,143	$ 4,808	$ 4,632
Interest on long-term debt	1,388	1,683	2,599
Services from affiliate banks	652	652	652
Other	12,434	12,389	14,476

Total expense	$ 19,617	$ 19,532	$ 22,359

Income before income taxes and equity in undistributed earnings of subsidiaries	$ 58,703	$ 61,073	$ 16,962
Income tax benefit	(2,054)	(1,296)	(2,132)

Income before equity in undistributed earnings of subsidiaries	$ 60,757	$ 62,369	$ 19,094
Equity in undistributed earnings of subsidiaries:
Banks	4,128	2,452	44,926
Non-banks	345	290	57

Net income	$ 65,230	$ 65,111	$ 64,077

Year Ended December 31
STATEMENTS OF CASH FLOWS (in thousands)	2001	2000	1999

Operating Activities: Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net income	$ 65,230	$ 65,111	$ 64,077
Equity in earnings of subsidiaries	(70,473)	(68,942)	(69,133)
Gains from sales of securities available for sale	(21)	(2)	(14)
Earned ESOP shares	2,500	2,500	2,501
Other	(2,619)	1,402	(918)
Net cash provided by (used in) operating activities	$ (5,383)	$ 69	$ (3,487)

Investing Activities:
Proceeds from sales of securities available for sale	$ 24	$ 100	$ 35
Proceeds from maturities of securities available for sale	42,836	70,001	252,575
Purchases of securities available for sale	(29,590)	(79,414)	(251,235)
Net decrease in repurchase agreements	-	4,323	2,439
Net capital investment in subsidiaries	(7,932)	-	36,764
Dividends received from subsidiaries	66,000	66,200	24,150
Net capital expenditures for premises and equipment	(18)	(83)	(43)

Net cash provided by investing activities	$ 71,320	$ 61,127	$ 64,685

Financing Activities:
Repayments of long-term debt	$ (2,888)	$(12,712)	$ (5,551)
Cash dividends paid	(17,000)	(17,134)	(16,035)
Net purchase of treasury stock	(5,837)	(17,146)	(38,553)

Net cash used in financing activities	$(25,725)	$(46,992)	$(60,139)

Net increase in cash	$ 40,212	$ 14,204	$ 1,059

INDEPENDENT AUDITORS' REPORT

     To the Shareholders and the Board of Directors of UMB Financial Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

          /s/ DELOITTE and TOUCHE, LLP

          Deloitte and Touche, LLP

          Kansas City, Missouri
          January 17, 2002

         FIVE-YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions)

(unaudited)	2001	2000	1999	1998	1997

ASSETS	Interest Avarage Balance	Rate Income/ Expense (1)	Earned/ Paid (1)	Interest Avarage Balance	Rate Income/ Expense (1)	Earned/ Paid (1)	Interest Avarage Balance	Rate Income/ Expense (1)	Earned/ Paid (1)	Interest Avarage Balance	Rate Income/ Expense (1)	Earned/ Paid (1)	Interest Avarage Balance	Rate Income/ Expense (1)	Earned/ Paid (1)	Average Balance Five-Year Compound Growth Rate

Loans, net of unearned interest (FTE) (2)	$ 2,929.1	$ 226.7	7.74%	$ 3,004.8	$ 256.3	8.53%	$ 2,616.0	$ 212.8	8.14%	$ 2,640.9	$ 228.8	8.66%	$ 2,649.0	$ 237.0	8.95%	3.74%
Securities: Taxable	2,480.7	119.6	4.82	2,105.7	123.8	5.88	2,820.0	154.3	5.47	2,448.3	140.7	5.75	2,166.6	127.1	5.87	2.71
Tax-exempt (FTE)	664.5	40.8	6.14	736.2	46.8	6.36	733.8	45.9	6.25	557.0	35.8	6.43	372.1	24.6	6.61	15.90

Total securities	$3,145.2	$160.4	5.10	$2,841.9	$170.6	6.00	$3,553.8	$200.2	5.63	$3,005.3	$176.5	5.87	$2,538.7	$151.7	5.97	4.80
Federal funds sold and resell agreements	195.8	7.6	3.87	229.1	15.2	6.63	120.4	6.0	4.84	224.1	12.3	5.49	138.8	8.4	6.07	1.08
Other earning assets (FTE)	70.4	3.7	5.36	74.6	4.7	6.19	66.3	3.9	5.68	72.3	4.3	5.87	83.7	5.1	6.13	0.32

Total earning assets (FTE)	$6,340.5	$398.4	6.28	$6,150.4	$446.8	7.26	$6,356.5	$422.9	6.65	$5,942.6	$421.9	7.10	$5,410.2	$402.2	7.43	4.12
Allowance for loan losses	(34.3)			(31.6)			(32.9)			(33.2)			(32.9)			0.18
Cash and due from banks	617.1			720.3			691.6			723.7			724.8			(0.93)
Other assets	440.2			450.0			424.2			384.3			380.5			5.03

Total assets	$7,363.5	$7,289.1	$7,439.4	$7,017.4	$6,482.6	3.71%

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand and savings deposits	$2,527.5	$54.1	2.14%	$2,270.5	$71.2	3.14%	$2,281.5	$ 61.0	2.67%	$2,260.3	$ 69.5	3.07%	$2,143.9	$ 65.8	3.07%	4.21%
Time deposits under $100,000	823.4	40.7	4.95	824.3	42.4	5.14	860.5	40.4	4.69	875.5	44.7	5.11	898.9	46.7	5.20	(2.79)
Time deposits of $100,000 or more	283.6	13.1	4.62	347.9	19.0	5.45	475.5	21.5	4.70	480.3	24.2	5.04	310.8	15.4	4.95	0.51

Total interest-bearing deposits	$3,634.5	$107.9	2.97	$3,442.7	$132.6	3.85	$3,599.5	$122.9	3.41	$3,616.1	$138.4	3.83	$3,353.6	$127.9	3.82	2.06
Short-term borrowings	91.5	3.1	3.36	43.0	2.7	6.35	3.8	0.1	4.57	0.7	-	3.55	0.6	-	5.91	146.77
Long-term debt	28.8	1.9	6.80	29.6	2.0	6.91	40.2	2.8	6.91	42.6	3.2	7.54	48.9	3.4	6.78	(12.26)
Federal funds purchased and repurchase agreements	973.1	32.2	3.26	1,051.2	59.1	5.62	1,285.2	57.5	4.47	920.6	45.5	4.94	800.1	40.5	5.06	4.75

Total interest-bearing liabilities	$4,727.9	$145.1	3.07	$4,566.5	$196.4	4.30	$4,928.7	$183.3	3.72	$4,580.0	$187.1	4.08	$4,203.2	$171.8	4.09	2.84
Noninterest-bearing demand deposits	1,775.7			1,922.0			1,748.9			1,702.3			1,576.2			5.08
Other	111.2			124.4			104.5			85.0			104.6			10.66

Total	$6,614.8	$6,612.9	$6,782.1	$6,367.3	$5,884.0	3.52

Total shareholders' equity	$ 748.7	$ 676.2	$ 657.3	$650.1	$598.6	5.45

Total liabilities and shareholders' equity	$ 7,363.5	$ 7,289.1	$ 7,439.4	$ 7,017.4	$ 6,482.6	3.71%

Net interest income (FTE)	$ 253.3		$ 250.4		$239.6		$234.8		$230.4
Net interest spread		3.21%		2.96%		2.93%		3.02%		3.34%
Net interest margin		4.00		4.07		3.77		3.95		4.26

(1) Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.

(2) Loan fees and income from loans on nonaccrual status are included in loan income.

         SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

December 31, 2001
MISSOURI	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders' Equity

UMB Bank, n.a.	139	$7,689,971	$2,329,854	$5,721,531	$527,862
UMB Bank, Warsaw	4	91,574	23,176	78,242	6,270
COLORADO

UMB Bank Colorado, n.a.	11	$ 383,381	$ 199,192	$ 310,726	$ 30,055
KANSAS

UMB National Bank of America	13	$ 629,887	$ 127,819	$ 394,441	$ 76,865
NEBRASKA

UMB Bank Omaha, n.a.	4	$ 83,115	$ 79,522	$ 16,309	$ 6,813
BANKING-RELATED SUBSIDIARIES

UMB Properties, Inc.
UMB Community Development Corporation
UMB Banc Leasing Corporation
UMB, U.S.A. n.a.
UMB Scout Brokerage Services, Inc.
UMB Scout Insurance Company
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
UMB Consulting Services, Inc.
Scout Investment Advisors, Inc.
Sunstone Financial Group, Inc.