Form 10-Q
period 2002-03-31
UMB FINANCIAL CORP
filed 2002-05-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X      No ___

At March 31, 2002 UMB Financial Corporation had 22,062,781 shares of common stock outstanding. This is the only class of stock of the Company.

UMB FINANCIAL CORPORATION FORM 10-Q
INDEX

Page

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets As of March 31, 2002 and 2001 and December 31, 2001 (unaudited)	3

Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)	5

Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 2002 and 2001 (unaudited)	6

Notes to Consolidated Financial Statements	7-9

Supplemental Financial Data
Average Balances/ Yields and Rates	10
Analysis of Changes in Net Interest Income and Margin	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

                                      UMB FINANCIAL CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                       (unaudited in thousands)

                                                               March 31,            December 31,
ASSETS                                                    2002             2001              2001
Loans:
    Commercial, financial and agricultural              $1,436,356       $1,587,145         $1,448,309
    Consumer (net of unearned interest)                    834,259        1,018,703            912,373
    Real estate                                            438,846          416,545            445,622
    Leases                                                   7,511            8,247              7,454
    Allowance for loan losses                              (36,850)         (32,203)           (35,637)
                                                      -------------    -------------    ---------------
        Net loans                                       $2,680,122       $2,998,437         $2,778,121
Securities available for sale:
    U.S. Treasury and agencies                          $3,499,775       $1,828,286         $3,421,231
    State and political subdivisions                       163,588           17,208            133,421
    Commercial paper and other                             239,355          295,654            424,824
                                                      -------------    -------------    ---------------
        Total securities available for sale             $3,902,718       $2,141,148         $3,979,476
Securities held to maturity:
    State and political subdivisions   (market value
        of $521,294, $660,594 and $553,207,              $ 509,534        $ 651,124          $ 542,447
respectively)
Federal funds and resell agreements                        297,604           99,725            121,845
Trading securities and other earning assets                 61,324           79,715             84,962
                                                      -------------    -------------    ---------------
            Total earning assets                        $7,451,302       $5,970,149         $7,506,851
Cash and due from banks                                    415,428          590,488            790,672
Bank premises and equipment, net                           236,448          246,882            240,656
Accrued income                                              63,262           73,642             60,661
Goodwill on purchased affiliates                            53,017           38,441             52,974
Other intangibles                                            8,262            3,370              8,853
Other assets                                                57,839           78,104             70,265
                                                      -------------    -------------    ---------------
             Total assets                               $8,285,558       $7,001,076         $8,730,932
                                                      =============    =============    ===============
LIABILITIES
Deposits:
    Noninterest-bearing demand                          $1,906,402       $1,643,542         $2,087,314
    Interest-bearing demand and savings                  2,964,212        2,294,968          3,086,825
    Time deposits under $100,000                           893,854          806,983            870,280
    Time deposits of $100,000 or more                      268,441          289,266            331,092
                                                      -------------    -------------    ---------------
        Total deposits                                  $6,032,909       $5,034,759         $6,375,511
Federal funds and repurchase agreements                  1,336,518          938,293          1,288,638
Short-term debt                                             37,883          142,616            173,046
Long-term debt                                              26,543           29,843             27,388
Accrued expenses and taxes                                  54,839           62,514             55,710
Other liabilities                                           26,401           64,408             42,062
                                                      -------------    -------------    ---------------
            Total liabilities                           $7,515,093       $6,272,433         $7,962,355
                                                      -------------    -------------    ---------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 27,528,365, 26,472,039 and
    27,528,365shares respectively.                        $ 27,528         $ 26,472          $  27,528
Capital surplus                                            726,347          683,219            726,347
Retained earnings                                          215,935          210,168            200,780
Accumulated other comprehensive income                      11,999           14,819             22,526
Unearned ESOP shares                                        (1,866)          (4,366)            (2,491)
Treasury stock, 5,410,652, 5,227,415 and
    5,326,917 shares, at cost, respectively               (209,478)        (201,669)          (206,113)
                                                      -------------    -------------    ---------------
        Total shareholders' equity                       $ 770,465        $ 728,643          $ 768,577
                                                      -------------    -------------    ---------------
            Total liabilities and shareholders'         $8,285,558       $7,001,076         $8,730,932
                equity                                =============    =============    ===============

See Notes to Consolidated Financial Statements.

                           UMB FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited in thousands)

                                                        Three Months
                                                     Ended March 31,
INTEREST INCOME                                      2002              2001
                                                   -------------    ------------
Loans                                                  $ 42,553        $ 63,926
 Securities:
    Taxable interest                                   $ 29,000        $ 32,578
    Tax-exempt interest                                   6,963           7,286
                                                   ------------    ------------
        Total securities income                        $ 35,963        $ 39,864
Federal funds and resell agreements                       1,016           2,937
Trading securities and other                                683           1,190
                                                   ------------    ------------
            Total interest income                      $ 80,215        $107,917
                                                   ------------    ------------

INTEREST EXPENSE
Deposits                                               $ 17,119        $ 33,697
Federal funds and repurchase
    agreements                                            4,577          12,375
Short-term debt                                             419           1,005
Long-term debt                                              465             478
                                                   ------------    ------------
        Total interest expense                         $ 22,580        $ 47,555
                                                   ------------    ------------
Net interest income                                    $ 57,635        $ 60,362
Provision for loan losses                                 3,106           2,963
                                                   ------------    ------------
            Net interest income after                  $ 54,529        $ 57,399
provision
                                                   ------------    ------------

NONINTEREST INCOME
Trust income                                           $ 12,616        $ 13,655
Securities processing                                    12,359           4,185
Trading and investment banking                            5,799           6,357
Service charges on deposits                              14,931          12,889
Other service charges and fees                            7,520           7,426
Bankcard fees                                             4,401           4,089
Net investment security gains                             2,416              21
Other                                                     1,982           3,236
                                                   ------------     ------------
        Total noninterest income                       $ 62,024        $ 51,858
                                                   ------------     ------------

NONINTEREST EXPENSE
Salaries and employee benefits                         $ 51,331        $ 48,960
Occupancy, net                                            5,468           5,970
Equipment                                                11,258          13,419
Supplies and services                                     6,260           5,563
Marketing and business development                        3,216           4,270
Processing fees                                           5,000           4,031
Legal and consulting                                      1,384           2,785
Amortization of goodwill                                     -            1,402
Amortization of other intangibles                           508             337
Other                                                     5,156           5,809
                                                   ------------    ------------
        Total noninterest expense                      $ 89,581        $ 92,546
                                                   ------------    ------------
Minority interest in loss of consolidated sub.         $      -        $  8,053
                                                   ------------    ------------
Income before income taxes                             $ 26,972        $ 24,764
Income tax provision                                      7,394           7,046
                                                   ------------    ------------
            NET INCOME                                 $ 19,578        $ 17,718
                                                   ============    ============
PER SHARE DATA
Net income - Basic                                     $   0.89         $  0.80
Net income - Diluted                                   $   0.88         $  0.80
Dividends                                              $   0.20         $  0.19

Weighted average shares outstanding                  22,088,912      22,190,215

See Notes to Consolidated Financial Statements.

                                         UMB FINANCIAL COPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited in thousands)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                     ---------------------------------------
                                                                             2002                2001
                                                                        ----------------   -----------------
Operating Activities
Net Income                                                                  $    19,578         $    17,718
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                 3,106               2,963
        Depreciation and amortization                                             8,210               9,195
        Minority interest in net loss of subsidiary                                   -              (8,053)
        Deferred income taxes                                                     1,509                (914)
        Net decrease in trading securities and other earning assets              23,638                 949
        Gains on sales of securities available for sale                          (2,416)                (21)
        Amortization of securities premiums,
            net of discount accretion                                            (1,939)             (6,865)
        Earned ESOP shares                                                          625                 625
        Changes in:
               Accrued income                                                    (2,601)             (2,000)
               Accrued expenses and taxes                                         3,526               4,990
               Other assets and liabilities, net                                  2,852             (27,982)
                                                                        ----------------   -----------------
            Net cash provided by (used in) operating activities             $    56,088         $    (9,395)
                                                                        ----------------   -----------------

Investing Activities
Proceeds from maturities of investment securities                           $    32,519         $    44,973
Proceeds from sales of securities available for sale                            206,604                   -
Proceeds from maturities of securities available for sale                     7,271,841           6,236,066
Purchases of investment securities                                                 (160)             (1,399)
Purchases of securities available for sale                                   (7,413,211)         (5,899,060)
Net (increase) decrease in loans                                                 94,893              40,558
Net (increase) decrease in fed funds and resell agreements                     (175,759)             61,351
Purchases of bank premises and equipment                                         (7,474)             (3,928)
Net change in unsettled securities transactions.                                 (6,047)            (49,942)
Proceeds from sales of bank premises and equipment                                3,980                 290
                                                                        ----------------   -----------------
            Net cash provided by investing activities                       $     7,186         $   428,909
                                                                        ----------------   -----------------

Financing Activities
Net decrease in demand and savings deposits                                 $  (303,525)        $  (792,592)
Net decrease in time deposits                                                   (39,077)           (107,853)
Net increase in fed funds/ repurchase agreements                                 47,880              28,538
Net increase (decrease) in short term borrowings                               (135,163)             70,432
Proceeds from long term debt                                                          -               3,700
Repayment of long term debt                                                        (845)               (898)
Cash dividends                                                                   (4,423)             (4,255)
Proceeds from exercise of stock options and sales of treasury stock                 116                   6
Purchases of treasury stock                                                      (3,481)             (1,428)
                                                                        ----------------   -----------------
           Net cash used in financing activities                            $  (438,518)        $  (804,350)
                                                                        ----------------   -----------------
Decrease in cash and due from banks                                         $  (375,244)        $  (384,836)
Cash and due from banks at beginning of year                                    790,672             975,324
                                                                        ----------------   -----------------
Cash and due from banks at end of period                                    $   415,428         $   590,488
                                                                        ================   =================

See Notes to Consolidated Financial Statements.

                                                        UMB FINANCIAL CORPORATION
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                                                                 EQUITY
                                                        (unaudited in thousands)

                                                                        Accumulated
                                                                          Other
                                Common      Capital      Retained    Comprehensive     Treasury     Unearned
                                Stock       Surplus      Earnings    Income (Loss)       Stock        ESOP      Total
 Balance - January 1, 2001     $ 26,472      $ 683,220   $ 196,705      $      1,776   $ (200,248)    $ (4,991) $702,934
 Net income                           -              -      17,718                 -            -            -    17,718
 Comprehensive income,  change in unrealized
   gains (losses) on securities of $20,521, net of tax
   of $7,457 and the reclassification adjustment
   for gains included in net income of $21
   net of tax of $8.                  -              -           -            13,043            -            -    13,043
                                                                                                             ------------
 Total comprehensive income                                                                                       30,761
 Cash Dividends                       -              -      (4,255)                -            -            -    (4,255)
 Earned ESOP shares                   -              -           -                 -            -          625       625
 Purchase of treasury stock           -              -           -                 -       (1,428)           -    (1,428)
 Sale of treasury stock               -              -           -                 -            2            -         2
 Exercise of stock options            -             (1)          -                 -            5            -         4
                              ---------------------------------------------------------------------------------------------
 Balance - March 31, 2001      $ 26,472      $ 683,219   $ 210,168      $     14,819   $ (201,669)   $  (4,366) $728,643
                              =============================================================================================

 Balance - January 1, 2002     $ 27,528      $ 726,347   $ 200,780      $     22,526   $ (206,113)   $  (2,491) $768,577
 Net income                           -              -      19,578                 -            -            -    19,578
 Comprehensive income,  change in unrealized
   gains (losses) on securities of $(18,849), net of tax
   of $(5,906) and the reclassification adjustment
   for gains included in net income of $2,416
   net of tax of $918.                -              -           -           (10,527)           -            -   (10,527)
                                                                                                             -----------
 Total comprehensive income                                                                                        9,051
 Cash dividends                       -              -      (4,423)                -            -            -    (4,423)
 Earned ESOP shares                   -              -           -                 -            -          625       625
 Purchase of treasury stock           -              -           -                 -       (3,481)           -    (3,481)
 Sale of treasury stock               -              -           -                 -            9            -         9
 Exercise of stock options            -              -           -                 -          107            -       107
                              ---------------------------------------------------------------------------------------------
 Balance - March 31, 2002      $ 27,528      $ 726,347   $ 215,935      $     11,999   $ (209,478)   $  (1,866) $770,465
                              =============================================================================================
 See Notes to Consolidated Financial
Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

1. Financial Statement Presentation:

The consolidated financial statements include the accounts of UMB Financial Corporation (the Company) and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative for the results of the full year. The financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and results of Operations and with reference to the 2001 Annual Report to Shareholders.

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

2. Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted year-to-date earnings per share takes into account the dilutive effect of 34,414 and 21,654 shares issuable under options granted by the Company at March 31, 2002 and 2001, respectively.

3. Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the three months ended March 31, 2002 and 2001 (in thousands):

Three Months Ended March 31,
2002	2001

Balance January 1	$35,637	$31,998
Additions:
Provision for loan losses	3,106	2,963
Total before deductions	38,743	34,961
Deductions:
Charge-offs	(2,677)	(3,711)
Less recoveries on loans previously charged-off	784	953
Net charge-offs	(1,893)	(2,758)
Balance, March 31	$36,850	$32,203
	========	========

At March 31, 2002 the amount of loans that are considered to be impaired under SFAS No. 114 was $13,135,000 compared to $3,891,000 at December 31, 2001 and $10,175,000 at March 31, 2001. At March 31, 2002 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $10,591,000 of loans for which the related allowance is $3,372,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $2,544,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. At March 31, 2001 there was $1,208,000 of impaired loans with a related allowance of $1,098,000 and $8,967,000 of impaired loans, which did not have an allowance. The average recorded investment in impaired loans during the period ended March 31, 2002 was approximately $8,513,000.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

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

The table below lists selected financial information by business segment (in thousands):

                                                      Three Months Ended March 31,
                                                             2002             2001
                Revenues
                Commercial Banking                              $19,110         $33,445
                Trust and Securities Processing                  26,476          15,915
                Investment Banking and Brokerage                 20,305          11,862
                Community Banking                                45,056          56,414
                Other                                             8,401            (722)
                Less:  Intersegment revenues                     (2,795)         (7,657)
                                                                _______         _______
                        Total                                  $116,553        $109,257
                Net Income (loss)
                Commercial Banking                               $6,780         $14,443
                Trust and Securities Processing                   6,063           1,806
                Investment Banking and Brokerage                  9,104           2,250
                Community Banking                                (5,983)           (758)
                Other                                                 -               -
                Intersegment gain (loss)                          3,614             (23)
                                                                _______          ______
                        Total                                  $ 19,578         $17,718
                Total Average Assets
                Commercial Banking                           $1,529,655      $1,928,401
                Trust and Securities Processing                 230,997          17,509
                Investment Banking and Brokerage              4,385,800       2,684,534
                Community Banking                             2,515,577       2,881,888
                Other                                           130,665         328,534
                Less:  Intersegment assets                     (401,471)       (524,542)
                                                              _________       _________
                        Total                                $8,391,223      $7,316,324
                                                              =========       =========

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

5. Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company.

6. New Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has discontinued the amortization of goodwill and has evaluated goodwill for impairment and did not record an impairment charge on the Company's consolidated financial statements.

The FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These statements are effective on January 1, 2003 and January 1, 2002 respectively. Implementation of these Statements has not and is not expected to have a material effect on the Company's consolidated financial statements.

7. EScout LLC:

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

8. Goodwill and other intangibles:

The effect of the change in goodwill amortization is summarized below for the three months ended March 31, 2002 and 2001. (in thousands)

                                                 2002        2001
                                            ----------- -----------
NET INCOME
Reported net income                            $19,578     $17,718
Goodwill amortization                                -       1,402
                                            ----------- -----------
Adjusted net income                            $19,578     $19,120
                                            =========== ===========
BASIC EARNINGS PER SHARE
Reported basic earnings per share                $0.89       $0.80
Goodwill amortization                                -        0.06
                                            ----------- -----------
Adjusted basic earnings per share                $0.89       $0.86
                                            =========== ===========

Goodwill balances by segment at March 31, 2002, are as follows: Community Banking $38,486 and Trust and Securities Processing $14,531.

The unamortized balance of other intangible assets as of March 31, 2002 is $8.262 million, of which $1.444 million represents core deposit intangibles and $6.818 million is contract based.

Amortization expense for other intangible assets during the first quarter of 2002 was $508,000. Estimated amortization expense for the remainder of 2002 is estimated to be $1.524 million with $1.216 million estimated for the year 2003. For the next three years the estimated amortization will be $740,000.

                                     UMB FINANCIAL CORPORATION
                                 AVERAGE BALANCES/YIELDS AND RATES
                          (tax-equivalent basis) (unaudited in thousands)

                                                          Three Months Ended March 31,
                                                        2002                       2001
                                              Average         Average      Average       Average
Assets                                        Balance        Yield/Rate    Balance     Yield/Rate
Loans, net of unearned interest            $ 2,747,831        6.31%     $ 3,026,465         8.59%
Securities:
  Taxable                                  $ 3,778,186        3.11       $ 2,261,013         5.84
  Tax-exempt                                   675,464        6.24           673,232         6.39
                                        ---------------------------     --------------------------
    Total securities                       $ 4,453,650        3.59       $ 2,934,245         5.97

Federal funds and resell agreements            236,622        1.74           211,039         5.70
Other earning assets                            64,993        4.30            82,050         6.19
                                        ---------------------------     --------------------------
    Total earning assets                   $ 7,503,096        4.53       $ 6,253,799         7.23
Allowance for loan losses                      (35,942)                      (32,034)
Other assets                                   924,069                     1,094,559
                                        ---------------                 -------------
Total assets                               $ 8,391,223                   $ 7,316,324
                                        ===============                 =============

Liabilities and Shareholders' Equity
Interest-bearing deposits                  $ 4,199,464        1.65%     $ 3,557,560         3.84%
Federal funds and repurchase agreements      1,372,202        1.35           987,852         5.09
Borrowed funds                                 139,155        2.58           102,956         5.84
                                        ---------------------------     --------------------------
    Total interest-bearing liabilities     $ 5,710,821        1.60       $ 4,648,368         4.15
Noninterest-bearing demand deposits          1,829,165                     1,815,094
Other liabilities                               70,659                       130,864
Shareholders' equity                           780,578                       721,998
                                        ---------------                 -------------
    Total liabilities and                  $ 8,391,223                   $ 7,316,324
shareholders' equity                    ===============                 =============

Net interest spread                                           2.93%                         3.08%
Net interest margin                                           3.31                           4.15

                                   UMB FINANCIAL CORPORATION
                     ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                             (tax-equivalent basis) (in thousands)

                          ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                  Three Months Ended
                                                                March 31, 2002 vs. 2001
                                                  Volume                Rate                Total
                                             ------------------   -----------------    ----------------
Change in interest earned on:
    Loans                                          $    (5,499)        $  (15,857)         $  (21,356)
    Securities:
        Taxable                                         15,839            (19,418)             (3,579)
        Tax-exempt                                          35               (252)               (217)
    Federal funds sold                                     319             (2,240)             (1,921)
    Other                                                (228)               (336)               (564)
                                             ------------------   -----------------    ----------------
            Interest income                         $   10,466         $  (38,103)         $  (27,637)
                                             ------------------   -----------------    ----------------

Change in interest paid on:
    Interest-bearing deposits                        $   5,247         $  (21,825)         $  (16,578)
    Federal funds purchased                              3,591            (11,389)             (7,798)
    Borrowed funds                                         409             (1,008)               (599)
                                             ------------------   -----------------    ----------------
            Interest expense                         $   9,247         $  (34,222)         $  (24,975)

                                             ------------------   -----------------    ----------------
Net interest income                                  $   1,219         $   (3,881)          $  (2,662)
                                             ==================   =================    ================

                                ANALYSIS OF NET INTEREST MARGIN

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                      2002                 2001               Change
                                             ------------------   -----------------    ----------------
Average earning assets                             $ 7,503,096         $ 6,253,799          $1,249,297
Average interest-bearing liabilities                 5,710,821           4,648,368           1,062,453
                                             ------------------   -----------------    ----------------
Interest free funds                                $ 1,792,275         $ 1,605,431          $  186,844
                                             ==================   =================    ================

Free funds ratio                                         23.89%             25.67%            (1.78) %
    (free funds to earning assets)

Tax-equivalent yield on earning assets                    4.53%              7.23%            (2.70) %
Cost of interest-bearing liabilities                      1.60                4.15              (2.55)
                                             ------------------   -----------------    ----------------
Net interest spread                                       2.93%              3.08%            (0.15) %
Benefit of interest free funds                            0.38                1.07              (0.69)
                                             ------------------   -----------------    ----------------
Net interest margin                                       3.31%              4.15%            (0.84) %
                                             ==================   =================    ================

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the major factors affecting results of operations and any significant changes in financial condition for the period ended March 31, 2002. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.

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

Summary

The Company earned net income of $19,578,000 for the three months ended March 31, 2002, compared to $17,718,000 for the same period a year earlier. This represents per share earnings of $0.89 for the first quarter of 2002 compared to $0.80 for the first quarter of 2001, an increase of 11.3 percent.

Contributing to the Company's earnings growth was a strong 19.6 percent increase in noninterest income from $51.9 million to $62.0 million for the three months ended March 31, 2002 and 2001, respectively. The primary drivers for this improvement were increases in fees related to security sales, deposit service charges and security processing income. Increases in noninterest income were driven both by traditional business lines and as a result of our 2001 acquisitions of Sunstone Financial Group, Inc. and a corporate trust portfolio. The Company's noninterest expense decreased to $89.6 million for the first quarter of 2002, compared to $92.5 million for the prior year. Included in this reduction of expense was the discontinuance of $1.4 million in goodwill amortization. Through May 18,2001 net interest income and non-interest income and expense include the results of operations of eScout, LLC, a majority-owned subsidiary of the Company. Due to the terms of the LLC agreement, the net results of operations of this subsidiary are eliminated through minority interest in loss of consolidated subsidiary. On May 18, 2001, the Company reduced its ownership position in eScout LLC. Subsequent to the reduction in ownership, the results of eScout.com are no longer included in the consolidated results of the Company.

Results of Operations

For the three months ended March 31, 2002, the Company earned net interest income of $57,635,000 compared to $60,362,000 for the first quarter of 2001. While the Company has seen an increase in average earning assets and deposits, average loans have decreased. The rate earned on average earning assets decreased by 270 basis points for the three months ended March 31, 2002. The decrease in the rate on earning assets was offset by a 255 basis point decline in the rate paid on interest bearing liabilities. The net interest margin decreased to 3.31 percent as of March 31, 2002 compared to 4.15 percent one year earlier. These changes were the direct result of the numerous rate decreases that occurred in 2001.

The Company's loan loss provision for the first quarter of 2002 was $3,106,000 compared to $2,963,000 for the same period of 2001. The increase in the provision for loan loss was due to an increase in non-performing loans. For the three months ended March 31, 2002 the net loan charge-offs were $1,893,000, compared to $2,758,000 for the same period in 2001. The majority of the net charge-offs in both periods was from bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.

Non-interest income totaled $62,024,000 for the first quarter of 2002 compared to $51,858,000 for the same period of 2001, an increase of 19.6%. Nearly all categories of fee income, other than trading and investment banking, experienced growth for the quarter. Trust and securities processing income has been aided by the recent acquisition of Sunstone Financial Group. The increase in Trust and Securities Services income was restricted due to reduced market values of securities, on which this fee income is based. Fee income from deposit services and cash management services also increased as the Company continued its efforts to grow these revenue sources, which do not carry the credit and interest rate risk of interest-based revenue. An increase was also seen on the sale of investment securities during the first quarter of 2002 as the Company repositioned part of its portfolio due to the recent changes in interest rates.

Non-interest expense was $89,581,000 for the three months ended March 31, 2002 compared to $92,546,000 for the same period of 2001. The decrease in noninterest expense was affected by the adoption of a new accounting principle which, resulted in a discontinuance of goodwill amortization. The Company's non-interest expense also has been impacted by its e-commerce subsidiary venture eScout LLC during the first five months of 2001. On a year-to-year basis the Company has noticed increases in higher staffing costs along with higher processing fees. Staffing for the Company's many growth initiatives, coupled with a tight labor market, have contributed to the increase in salaries and employee benefits. The prudent management of non-interest expense will continue to be a priority for the Company.

Financial Condition

Total assets at March 31, 2002 were $8.286 billion compared to $7.001 billion at March 31, 2001 and $8.731 billion at December 31, 2001. Loans, net of unearned interest, decreased to $2.717 billion as of March 31, 2002 compared to $3.031 billion at March 31, 2001 and $2.814 billion at December 31, 2001. While uncertainties in the economy have contributed to the decline in loan balances the Company continues its efforts to expand loan growth despite a very competitive loan market. Total investment securities increased to $4.412 billion as of March 31, 2002 compared to $2.792 billion at March 31, 2001 and decreased from $4.522 billion at December 31, 2001. Total deposits increased to $6.033 billion at March 31, 2002 compared to $5.035 billion at March 31, 2001 and decreased from $6.376 billion at December 31, 2001. The decrease of deposit balances from year-end totals reflects the outflow of public funds and commercial balances.

Non accrual and restructured loans totaled $13,734,000, 0.51% of loans, at March 31, 2002 compared to $11,487,000, 0.38% of loans, at March 31, 2001, and $7,279,000 at December 31, 2001, 0.26% of loans. Loans past due 90 days or more were $7,929,000, 0.29% of loans at March 31, 2002, compared to $6,902,000, 0.23% of loans at March 31, 2001. The Company's loan quality remains strong by industry standards. The total non-performing loans and loans past due 90 days or more were less than 1.0% of total loans. At March 31, 2002 the Company's allowance for loan losses was $36,850,000 or 1.36% of outstanding loans. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.

Liquidity and Capital Resources

The Company's liquidity position continues to be strong. At March 31, 2002, the Company's average loan to deposit ratio was 45.6% compared to 56.3% at March 31, 2001. At March 31, 2002, the average life of the securities portfolio was 12 months with 61% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

Shareholders' equity totaled $770 million at March 31, 2002 compared to $729 million at March 31, 2001 and $769 million at year-end 2001. During the twelve months ended March 31, 2002 the Company increased its treasury stock holdings by $7.8 million. Management will continue to consider treasury stock purchases depending on price, availability and alternative use of funds. At March 31, 2002, the net unrealized gain on securities available for sale was $12.0 million, compared to $14.2 million at March 31, 2001 and $22.5 million at December 31, 2001.

The Company will continue to manage its interest rate risk using static gap analysis along with other tools that help measure the impact of various interest rate scenarios. One of these tools is a model that internally generates estimates of the change in net portfolio value (NPV). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. By projecting the timing and amount of future net cash flows an estimated value of that asset or liability can be determined. The following table sets forth the Company's NPV as of March 31, 2002.

                                       Net Portfolio Value

                                           Dollar       Percentage
                            Amount         Change         Change
                         -------------   -----------    -------------
         200                $1,310,570      $196,162          17.60%
         100                 1,222,184       107,776           9.67%
        Static               1,114,408             -              - %
        (100)                1,092,067       (22,341)         (2.00)%
        (200)                    NA            NA               NA

The Company's capital position is summarized in the table below and exceeds regulatory requirements.

                                               Three Months Ended
                                                   March 31,
RATIOS                                        2002            2001
                                            --------        --------
Return on average assets                       0.95%        0.98%
Return on average equity                      10.17           9.95
Average equity to assets                       9.30           9.87
Tier 1 risk-based capital ratio               16.12          15.63
Total risk-based capital ratio                16.95          16.38
Leverage ratio                                 8.37           9.24

Per Share Data
Earnings Basic                          $      0.89    $      0.80
Earnings Diluted                        $      0.88    $      0.80
Cash Dividends                          $      0.20    $      0.19
Dividend payout ratio                         22.47%       23.75%
Book value                              $     34.92    $     32.85

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, intangible assets, goodwill and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.

Of the issues that are of a subjective nature, Management believes that the only items for a critical accounting policy would be the allowance for loan losses and the impairment testing for goodwill and other intangibles. The allowance for loan loss represents management's judgement of the losses inherent in the Company's loan portfolio. The adequacy is review quarterly, considering such items as historical trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics, industry or segment concentration, and other factors. Bank regulatory agencies require that the adequacy of the allowance for loan losses be maintained on a bank-by-bank basis, however the Company uses a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and bank risk levels. With the new accounting policies regarding the stoppage of goodwill amortization and the classification of intangible assets the Company is also responsible for the impairment testing for write downs of these assets. The Company has developed the methodology for future impairment testing and has already performed this testing on most remaining goodwill with no adjustments to the assets needed.

PART II. Other Information

       Item 6. Exhibits and Reports on form 8-K

           a) The following exhibit is filed herewith:
           None.

           b) Reports on Form 8-K:
           None

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

Date: May 14, 2002