Form 10-Q
period 2002-06-30
UMB FINANCIAL CORP
filed 2002-08-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 0-4887

UMB FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Incorporated pursuant to the Laws of Missouri State

Internal Revenue Service - Employer Identification No. 43-0903811

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

Yes   X         No

At June 30, 2002, UMB Financial Corporation had 22,062,494 shares of common stock outstanding. This is the only class of stock of the Company.

                                          UMB FINANCIAL CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                          (unaudited in thousands)

                                                                 June 30,                 December 31,
ASSETS                                                    2002             2001              2001
                                                      -------------    -------------    ---------------
Loans:
    Commercial, financial and agricultural              $1,427,498       $1,548,403         $1,448,309
    Consumer (net of unearned interest)                    823,188          973,600            912,373
    Real estate                                            443,278          414,657            445,622
    Leases                                                   7,057            7,344              7,454
    Allowance for loan losses                              (38,608)         (35,758)           (35,637)
                                                      -------------    -------------    ---------------
        Net loans                                       $2,662,413       $2,908,246         $2,778,121
Securities available for sale:
    U.S. Treasury and agencies                          $2,570,001       $2,014,462         $3,421,231
    State and political subdivisions                       187,929           61,477            133,421
    Commercial paper and other                             291,535          472,608            424,824
                                                      -------------    -------------    ---------------
        Total securities available for sale             $3,049,465       $2,548,547         $3,979,476
Securities held to maturity:
    State and political subdivisions   (market value
        of $480,981, $618,613 and $553,207,
        respectively)                                   $  466,089       $  608,681         $  542,447
Federal funds and resell agreements                        147,171          130,456            121,845
Trading securities and other earning assets                 79,400           76,432             84,962
                                                      -------------    -------------    ---------------
            Total earning assets                        $6,404,538       $6,272,362         $7,506,851
Cash and due from banks                                    496,919          551,612            790,672
Bank premises and equipment, net                           232,295          237,070            240,656
Accrued income                                              57,651           66,883             60,661
Goodwill on purchased affiliates                            54,761           55,912             52,974
Other intangibles                                            7,837            9,715              8,853
Other assets                                                55,966           89,423             70,265
                                                      -------------    -------------    ---------------
             Total assets                               $7,309,967       $7,282,977         $8,730,932
                                                      =============    =============    ===============
LIABILITIES
Deposits:
    Noninterest-bearing demand                          $1,764,509       $1,704,152         $2,087,314
    Interest-bearing demand and savings                  2,399,621        2,553,134          3,086,825
    Time deposits under $100,000                           896,216          815,456            870,280
    Time deposits of $100,000 or more                      252,634          279,271            331,092
                                                      -------------    -------------    ---------------
        Total deposits                                  $5,312,980       $5,352,013         $6,375,511
Federal funds and repurchase agreements                    970,455          878,113          1,288,638
Short-term debt                                            131,649          154,703            173,046
Long-term debt                                              28,077           29,037             27,388
Accrued expenses and taxes                                  55,081           60,141             55,710
Other liabilities                                           21,162           66,124             42,062
                                                      -------------    -------------    ---------------
            Total liabilities                           $6,519,404       $6,540,131         $7,962,355
                                                      -------------    -------------    ---------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 27,528,365, 26,472,039 and
    27,528,365 shares respectively.                     $   27,528       $   26,472         $   27,528
Capital surplus                                            726,389          683,231            726,347
Retained earnings                                          225,477          222,630            200,780
Accumulated other comprehensive income                      22,907           16,896             22,526
Unearned ESOP shares                                        (1,240)          (3,741)            (2,491)
Treasury stock, 5,429,248, 5,251,643 and
    5,326,917 shares, at cost, respectively               (210,498)        (202,642)          (206,113)
                                                      -------------    -------------    ---------------
        Total shareholders' equity                      $  790,563       $  742,846         $  768,577
                                                      -------------    -------------    ---------------
            Total liabilities and shareholders'         $7,309,967       $7,282,977         $8,730,932
                equity                                =============    =============    ===============

See Notes to Consolidated Financial Statements.

                                                 UMB FINANCIAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited in thousands)

                                                      Three Months                      Six Months
                                                    Ended June 30,                     Ended June 30,
INTEREST INCOME                                   2002              2001           2002              2001
                                             -------------    ------------    ------------    ------------
Loans                                            $ 41,445        $ 59,174        $ 83,998        $123,100
 Securities:
    Taxable interest                             $ 26,632        $ 29,674        $ 55,632        $ 62,252
    Tax-exempt interest                             6,705           7,177          13,668          14,463
                                              ------------    ------------    ------------    ------------
        Total securities income                  $ 33,337        $ 36,851        $ 69,300        $ 76,715
Federal funds and resell agreements                   592           2,018           1,619           4,955
Trading securities and other                          695             949           1,378           2,139
                                              ------------    ------------    ------------    ------------
        Total interest income                    $ 76,069        $ 98,992        $156,295        $206,909
                                              ------------    ------------    ------------    ------------

INTEREST EXPENSE
Deposits                                         $ 15,922        $ 28,510        $ 33,041        $ 62,207
Federal funds and repurchase
    agreements                                      3,679           8,568           8,256          20,944
Short-term debt                                       133             847             552           1,852
Long-term debt                                        465             505             930             983
                                              ------------    ------------    ------------    ------------
        Total interest expense                   $ 20,199        $ 38,430        $ 42,779        $ 85,986
                                              ------------    ------------    ------------    ------------
Net interest income                              $ 55,870        $ 60,562        $113,516        $120,923
Provision for loan losses                           3,440           5,011           6,546           7,974
                                              ------------    ------------    ------------    ------------
        Net interest income after
            provision                            $ 52,430        $ 55,551        $106,970        $112,949
                                              ------------    ------------    ------------    ------------

NONINTEREST INCOME
Trust income                                     $ 10,412        $ 13,495        $ 23,028        $ 27,150
Securities processing                              11,367           7,904          23,726          12,089
Trading and investment banking                      5,295           5,245          11,094          11,602
Service charges on deposits                        11,963          11,245          29,155          26,157
Other service charges and fees                     10,318           9,471          15,566          14,874
Bankcard fees                                       4,736           4,676           9,137           8,765
Net investment security gains                          54               -           2,470              21
Other                                               1,929           4,598           3,911           7,835
                                              ------------     ------------    ------------    ------------
        Total noninterest income                 $ 56,074        $ 56,634        $118,087        $108,493
                                              ------------     ------------    ------------    ------------

NONINTEREST EXPENSE
Salaries and employee benefits                   $ 51,235        $ 50,685        $102,566        $ 99,645
Occupancy, net                                      5,668           5,843          11,136          11,813
Equipment                                          10,901          12,203          22,159          25,622
Supplies and services                               6,147           5,269          12,407          10,832
Marketing and business development                  3,894           4,085           7,110           8,355
Processing fees                                     4,617           4,189           9,617           8,220
Legal and consulting                                1,601           1,394           2,985           4,179
Amortization of goodwill on purchased affiliates       -            1,411              -            2,813
Amortization of other intangibles                     508             327           1,016             664
Other                                               5,587           7,022          10,743          12,831
                                              ------------    ------------    ------------    ------------
        Total noninterest expense                $ 90,158        $ 92,428        $179,739        $184,974
                                              ------------    ------------    ------------    ------------
Minority interest in loss of consolidated sub.   $     -         $  3,747        $     -         $ 11,800
                                              ------------    ------------    ------------    ------------
Income before income taxes                       $ 18,346        $ 23,504        $ 45,318        $ 48,268
Income tax provision                                4,384           6,796          11,778          13,842
                                              ------------    ------------    ------------    ------------
        NET INCOME                               $ 13,962        $ 16,708        $ 33,540        $ 34,426
                                              ============    ============    ============    ============
PER SHARE DATA
Net income - Basic                               $   0.63        $   0.75        $  1.52         $   1.55
Net income - Diluted                             $   0.63        $   0.75        $  1.52         $   1.55
Dividends                                        $   0.20        $   0.18        $  0.40         $   0.36

Weighted average shares outstanding            22,055,524      22,163,830      22,072,125      22,176,950
                                              ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                                        UMB FINANCIAL COPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited in thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                     ---------------------------------------
                                                                                2002                2001
                                                                        ----------------   -----------------
Operating Activities
Net Income                                                                  $    33,540         $    34,426
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                                 6,546               7,974
        Depreciation and amortization                                            15,403              18,438
        Minority interest in net loss of subsidiary                                   -             (11,800)
        Deferred income taxes                                                     3,195              (1,338)
        Net decrease in trading securities and other earning assets               5,562               4,232
        Gains on sales of securities available for sale                          (2,470)                (21)
        Gains on sales of disposition of interest in subsidiary                       -              (1,699)
        Amortization of securities premiums,
            net of discount accretion                                            (1,478)             (9,154)
        Earned ESOP shares                                                        1,251               1,250
        Changes in:
               Accrued income                                                     3,010               5,682
               Accrued expenses and taxes                                        (4,135)              6,461
               Other assets and liabilities, net                                 (9,548)            (12,719)
                                                                        ----------------   -----------------
            Net cash provided by operating activities                       $    50,876         $    41,732
                                                                        ----------------   -----------------

Investing Activities
Proceeds from maturities of investment securities                           $    75,453         $    86,242
Proceeds from sales of securities available for sale                            206,708                   -
Proceeds from maturities of securities available for sale                    11,081,775          13,674,846
Purchases of investment securities                                                 (160)              (975)
Purchases of securities available for sale                                  (10,352,767)        (13,766,847)
Net decrease in loans                                                           109,162             125,739
Net (increase) decrease in fed funds and resell agreements                      (25,326)             28,589
Investment in consolidated subsidiary                                            (1,787)                  -
Purchases of bank premises and equipment                                         (7,988)            (11,923)
Net change in unsettled securities transactions.                                    789             (35,832)
Deconsolidation of subsidiary                                                         -                (390)
Purchase of financial organization, net of cash received                              -             (25,839)
Proceeds from sales of bank premises and equipment                                4,120                 290
                                                                        ----------------   -----------------
            Net cash provided by investing activities                       $ 1,089,979         $    73,900
                                                                        ----------------   -----------------

Financing Activities
Net decrease in demand and savings deposits                                 $(1,010,009)        $  (473,816)
Net decrease in time deposits                                                   (52,522)           (109,375)
Net increase in fed funds/ repurchase agreements                               (318,183)            (31,642)
Net increase (decrease) in short term borrowings                                (41,397)             84,377
Proceeds from long term debt                                                      2,400               3,700
Repayment of long term debt                                                      (1,711)             (1,704)
Cash dividends                                                                   (8,843)             (8,501)
Proceeds from exercise of stock options and sales of treasury stock                 383                 176
Purchases of treasury stock                                                      (4,726)             (2,559)
                                                                        ----------------   -----------------
           Net cash used in financing activities                            $(1,434,608)        $  (539,344)
                                                                        ----------------   -----------------
Decrease in cash and due from banks                                         $  (293,753)        $  (423,712)
Cash and due from banks at beginning of year                                    790,672             975,324
                                                                        ----------------   -----------------
Cash and due from banks at end of period                                    $   496,919         $   551,612
                                                                        ================   =================

See Notes to Consolidated Financial Statements.

                                                        UMB FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (unaudited in thousands)

                                                                        Accumulated
                                                                           Other
                                Common        Capital      Retained    Comprehensive     Treasury     Unearned
                                 Stock        Surplus      Earnings       Income          Stock        ESOP      Total
 Balance - January 1, 2001     $ 26,472      $ 683,220   $ 196,705      $    1,776   $ (200,248)   $  (4,991)  $702,934
 Net income                           -              -      34,426               -            -            -     17,718
 Comprehensive income, change
   in unrealized gains on
   securities of $23,793, net
   of tax of $8,660 and the
   reclassification adjustment for
   gains included in net income of
   $21 net of tax of $8.              -              -           -          15,120            -            -     15,120
                                                                                                             ------------
 Total comprehensive income                                                                                      49,546
 Cash Dividends                       -              -      (8,501)              -            -            -     (8,501)
 Earned ESOP shares                   -              -           -               -            -        1,250      1,250
 Purchase of treasury stock           -              -           -               -       (2,559)           -     (2,559)
 Sale of treasury stock               -              -           -               -            7            -          7
 Exercise of stock options            -             11           -               -          158            -        158
                              ---------------------------------------------------------------------------------------------
 Balance - June 30, 2001       $ 26,472      $ 683,231   $ 222,630      $   16,896   $ (202,642)   $  (3,741)  $742,846
                              =============================================================================================

 Balance - January 1, 2002     $ 27,528      $ 726,347   $ 200,780      $   22,526   $ (206,113)   $  (2,491)  $768,577
 Net income                           -              -      33,540               -            -            -     33,540
 Comprehensive income, change
   in unrealized gains on securities
   of $3,162, net of tax of $1,249 and
   the reclassification adjustment
   for gains included in net income
   of $2,470 net of tax of $938.      -              -           -             381            -            -        381
                                                                                                             -----------
 Total comprehensive income                                                                                      33,921
 Cash dividends                       -              -      (8,844)              -            -            -     (8,844)
 Earned ESOP shares                   -              -           -               -            -        1,251      1,251
 Purchase of treasury stock           -              -           -               -       (4,726)           -     (4,726)
 Sale of treasury stock               -              -           -               -           15            -         15
 Exercise of stock options            -             42           -               -          326            -        368
                              ---------------------------------------------------------------------------------------------
 Balance - June 30, 2002       $ 27,528      $ 726,389   $ 225,477      $   22,907   $ (210,498)   $  (1,240)  $790,563
                              =============================================================================================
 See Notes to Consolidated Financial
Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

1. Financial Statement Presentation:

The consolidated financial statements include the accounts of UMB Financial Corporation (the Company) and its subsidiaries after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative for the results of the full year. The financial statements should be read in conjunction with reference to the 2001 Annual Report to Shareholders and the 2001 10K.

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

2. Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted year-to-date earnings per share takes into account the dilutive effect of 49,631 and 19,488 shares issuable under options granted by the Company at June 30, 2002 and 2001, respectively. Diluted quarterly earnings per share takes into account the dilutive effect of 64,013 and 21,324 shares issuable under options granted by the Company for the periods ended June 30, 2002 and June 30, 2001, respectively.

3. Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the six months ended June 30, 2002 and 2001 (in thousands):
	Six Months Ended June 30,
	2002	2001

Balance January 1	$ 35,637	$ 31,998
Additions:
Provision for loan losses	6,546	7,974
	-------------	-------------
Total before deductions	42,183	39,972
	-------------	-------------
Deductions:
Charge-offs	(5,236)	(8,032)
Less recoveries on loans previously charged-off	1,661	3,818
	-------------	-------------
Net charge-offs	(3,575)	(4,214)
	-------------	-------------
Balance, June 30	$ 38,608	$ 35,758
	========	========

At June 30, 2002 the amount of loans that are considered to be impaired under SFAS No. 114 was $18,252,000 compared to $3,891,000 at December 31, 2001 and $5,003,000 at June 30, 2001. At June 30, 2002 all of these loans are on a non-accrual or restructured basis. Included in the impaired loans is $14,590,000 of loans for which the related allowance is $3,032,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $3,662,000 of impaired loans do not have an allowance for loan losses as a result of write-downs and supporting collateral value. At June 30, 2001 there was $1,865,000 of impaired loans with a related allowance of $1,525,000 and $3,138,000 of impaired loans, which did not have an allowance. The average recorded investment in impaired loans during the period ended June 30, 2002 was approximately $10,475,000.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

The table below lists selected financial information by business segment (in thousands):
	Three Months Ended June 30,
	2002	2001

Revenues
Commercial Banking	$ 21,883	$ 32,194
Trust and Securities Processing	23,161	21,826
Investment Banking and Brokerage	18,508	9,377
Community Banking	41,331	56,469
Other	6,649	4,069
Less: Intersegment revenues	(3,028)	(11,750)
	-------------	-------------
Total	$ 108,504	$ 112,185
Net Income (loss)
Commercial Banking	$ 9,536	$ 12,969
Trust and Securities Processing	3,052	4,279
Investment Banking and Brokerage	8,049	(44)
Community Banking	(5,682)	(530)
Other	-	-
Intersegment gain (loss)	(993)	34
	-------------	-------------
Total	$ 13,962	$ 16,708
Total Average Assets
Commercial Banking	$1,497,916	$1,704,886
Trust and Securities Processing	119,528	106,683
Investment Banking and Brokerage	3,850,304	3,453,237
Community Banking	2,422,754	2,734,022
Other	140,313	97,403
Less: Intersegment assets	(322,239)	(823,904)
	-------------	-------------
Total	$7,708,576	$7,272,327
	===========	===========

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

The FASB also recently issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement is effective for financial statements issued after May 15, 2002. Implementation of this Statement has not and is not expected to have a material effect on the Company's consolidated financial statements.
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

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

8. Goodwill and other intangibles

The effect of the cessation of goodwill amortization, pursuant to SFAS No. 142, is summarized below for the three and six months ended June 30, 2002 and 2001. (In thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

NET INCOME
Reported net income	$13,962	$16,708	$33,540	$34,426
Goodwill amortization	-	1,411	-	2,813
	--------------	--------------	--------------	--------------
Adjusted net income	$13,962	$18,119	$33,540	$37,239
BASIC EARNINGS PER SHARE
Reported earnings per share	$0.63	$0.75	$1.52	$1.55
Goodwill amortization	-	0.07	-	0.13
	--------------	--------------	--------------	--------------
Adjusted basic earnings per share	$0.63	$0.82	$1.52	$1.68
	=======	=======	=======	=======

Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, are as follows: (in thousands)

	Community Banking	Trust and Securities Processing	Total

Balances as of January 1, 2002	$34,743	$18,231	$52,974
Goodwill acquired during the period	-	1,787	1,787
	--------------	--------------	--------------
Balance as of June 30, 2002	$34,743	$20,018	$54,761
	========	========	========

Following are the intangible assets that continue to be subject to amortization: (in thousands)

As of June 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangible assets	$ 16,777	$ 15,576	$ 1,201
Other Intangible assets	7,200	564	6,636
	--------------	--------------	--------------
Total	$ 23,977	$ 16,140	$ 7,837
	========	========	========

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Aggregate amortization expense	$508	$327	$1,016	$664

Estimated amortization expense on future years:
For the year ended December 31, 2002	$2,032
For the year ended December 31, 2003	1,216
For the year ended December 31, 2004	740
For the year ended December 31, 2005	740
For the year ended December 31, 2006	740

                                     UMB FINANCIAL CORPORATION
                                 AVERAGE BALANCES/YIELDS AND RATES
                          (tax-equivalent basis) (unaudited in thousands)

                                                           Six Months Ended June 30,
                                                        2002                       2001
                                              Average       Average        Average          Average
Assets                                        Balance     Yield/Rate       Balance         Yield/Rate
Loans, net of unearned interest            $ 2,703,952        6.29%     $ 2,998,099         8.31%
Securities:
  Taxable                                  $ 3,535,856        3.17       $ 2,264,599         5.84
  Tax-exempt                                   668,574        6.15           671,132         6.35
                                        ---------------------------     --------------------------
    Total securities                       $ 4,204,430        3.65       $ 2,935,731         5.73

Federal funds and resell agreements            184,101        1.77           194,543         5.11
Other earning assets                            64,655        4.34            77,476         5.88
                                        ---------------------------     --------------------------
    Total earning assets                   $ 7,157,138        4.60       $ 6,205,849         6.96
Allowance for loan losses                      (36,718)                      (33,237)
Other assets                                   927,419                     1,115,261
                                        ---------------                 -------------
Total assets                               $ 8,047,839                   $ 7,287,873
                                        ===============                 =============

Liabilities and Shareholders' Equity
Interest-bearing deposits                  $ 4,067,319        1.64%     $ 3,567,305         3.52%
Federal funds and repurchase agreements      1,229,720        1.35           948,411         4.46
Borrowed funds                                 100,161        2.98           108,927         5.32
                                        ---------------------------     --------------------------
    Total interest-bearing liabilities     $ 5,397,200        1.60       $ 4,624,643         3.75
Noninterest-bearing demand deposits          1,800,926                     1,814,683
Other liabilities                               66,122                       117,199
Shareholders' equity                           783,591                       731,348
                                        ---------------                 -------------
    Total liabilities and                  $ 8,047,839                   $ 7,287,873
shareholders' equity                    ===============                 =============

Net interest spread                                           3.00%                         3.21%
Net interest margin                                           3.40                           4.16

                                                              UMB FINANCIAL CORPORATION
                                              ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
                                                       (tax-equivalent basis) (in thousands)

                                                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                     Three Months Ended                               Six Months Ended
                                                    June 30, 2002 vs. 2001                          June 30, 2002 vs. 2001
                                           Volume            Rate            Total         Volume            Rate            Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
Change in interest earned on:
    Loans                              $    (5,746)     $  (11,936)     $  (17,682)     $  (11,268)     $  (27,808)     $  (39,076)
    Securities:
        Taxable                             10,552         (13,594)         (3,042)         26,464         (33,084)         (6,620)
        Tax-exempt                            (114)           (431)           (545)            (81)           (680)           (761)
    Federal funds sold                        (427)           (999)         (1,426)           (253)         (3,083)         (3,336)
    Other                                     (110)           (196)           (306)           (336)           (532)           (868)
                                       ------------    ------------    ------------    ------------    ------------    ------------
            Interest income             $    4,155      $  (27,156)     $  (23,001)     $   14,526      $  (65,187)     $  (50,661)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Change in interest paid on:
    Interest-bearing deposits            $   2,628      $  (15,216)     $  (12,588)     $    7,751      $  (36,917)     $  (29,166)
    Federal funds purchased                  1,438          (6,327)         (4,889)          4,920         (17,608)        (12,688)
    Borrowed funds                            (553)           (201)           (754)           (213)         (1,140)         (1,353)
                                       ------------    ------------    ------------    ------------    ------------    ------------
            Interest expense             $   3,513      $  (21,744)     $  (18,231)     $   12,458      $  (55,665)     $  (43,207)

                                       ------------    ------------    ------------    ------------    ------------    ------------
Net interest income                      $     642      $   (5,412)     $   (4,770)     $    2,068      $   (9,522)     $   (7,454)
                                       ============    ============    ============    ============    ============    ============

                                                         ANALYSIS OF NET INTEREST MARGIN

                                                      Three Months Ended                             Six Months Ended
                                                            June 30,                                    June 30,
                                                      ------------------                            ------------------
                                            2002           2001            Change           2002           2001            Change
                                       ------------    ------------    ------------    ------------    ------------    ------------
Average earning assets                 $ 6,815,018     $ 6,167,303     $   647,715     $ 7,157,138     $ 6,205,849     $   951,289
Average interest-bearing liabilities     5,087,025       4,601,692         845,333       5,397,200       4,624,643         772,557
                                       ------------    ------------    ------------    ------------    ------------    ------------
Interest free funds                    $ 1,727,993     $ 1,565,611     $   162,382     $ 1,759,938     $ 1,581,206     $   178,732
                                       ============    ============    ============    ============    ============    ============

Free funds ratio                             25.36%          25.39%          (0.03)%         24.59%          25.48%          (0.89)%
    (free funds to earning assets)

Tax-equivalent yield on earning assets        4.68%           6.67%          (1.99)%          4.60%           6.96%          (2.36)%
Cost of interest-bearing liabilities          1.59            3.35           (1.76)           1.60            3.75           (2.15)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net interest spread                           3.09%           3.32%          (0.23)%          3.00%           3.21%          (0.21)%
Benefit of interest free funds                0.40            0.85           (0.45)           0.40            0.95           (0.55)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net interest margin                           3.49%           4.16%          (0.67)%          3.40%           4 16%          (0.76)%
                                       ============    ============    ============    ============    ============    ============

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the material changes in the results of operations and changes in financial condition for the period ended June 30, 2002. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report.
Forward Looking Statements
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
Summary
The Company earned net income of $13,962,000 for the three months ended June 30, 2002, compared to $16,708,000 for the same period a year earlier. This represents per share earnings of $0.63 for the second quarter of 2002 compared to $0.75 for the second quarter of 2001. For the six-month period ended June 30, 2002 the Company reported net income of $33,540,000 compared with $34,426,000 for the same period in 2001. Earnings per share for the six months ended June 30, 2002 were $1.52, compared to $1.55 for the same period for the prior year.
The decline in earnings during both the three month period and six month period ending June 30, 2002 was primarily driven by lower net interest income. This was in large part caused by numerous interest rate decreases during 2001 and by decreases in average loan balances. Noninterest income for the first six months of 2002 was 8.8 percent greater than during the same period the previous year. The primary drivers for this improvement were increases in fees related to security sales, deposit service charges and security processing income. Increases in noninterest income were driven both by traditional business lines and as a result of the 2001 acquisitions of UMB Fund Services, Inc. (formerly known as Sunstone Financial Group, Inc.) and a corporate trust portfolio. The Company's noninterest expense decreased for both the three-month period and the six-month period ended June 30, 2002, compared with comparable periods in 2001. Included in this reduction of expense was the discontinuance of goodwill amortization, consistent with adoption of Statement of Accounting Standards No. 142 at the end of 2001, as well as good expense control. Through May 18, 2001 net interest income and non-interest income and expense include the results of operations of eScout LLC, a majority-owned subsidiary of the Company. Due to the terms of the eScout LLC charter document, the net results of its operations were eliminated from the Company's financial statements through an entry of minority interest in loss of consolidated subsidiary. On May 18, 2001, the Company reduced its ownership position in eScout LLC. such that the results of eScout LLC are no longer included in the consolidated results of the Company.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

Results of Operations
For the three months ended June 30, 2002, the Company earned net interest income of $55,870,000 compared to $60,562,000 for the second quarter of 2001. On a year-to-date basis, net interest income decreased to $113,516,000 for the first six months of 2002, compared to $120,923,000 for the same period last year. During both periods the decreases were caused by reduced interest rates and by a reduction in loan volume and corresponding higher amounts of investment securities yielding a lower rate. Average loans for the six months ended June 30, 2002 totaled $2.704 billion (37.8% of total earning assets) compared with $2.998 billion (48.3% of earning assets) one year earlier. The rate earned on average earning assets during the first six months of 2002 was 236 basis points lower than the rate earned for the first six months of 2001, resulting in a decrease in net interest margin to 3.40% from 4.16% one year earlier. The decrease in the rate on earning assets was partially offset by a 215 basis point decline in the rate paid on interest bearing liabilities, for the six months ended June 30, 2002. For the three months ended June 30, 2002 net interest margin decreased to 3.49% from 4.16% for the same period in the prior year, as the rate earned on average earning assets decreased 199 basis points. For the three months ended June 30, 2002 the decline in the rate paid on interest bearing liabilities decreased 176 basis points from the prior year.
The Company's loan loss provision for the second quarter of 2002 was $3,440,000 compared to $5,011,000 for the same period of 2001. The year-to-date loan loss provision for the Company in 2002 was $6,546,000 compared to $7,974,000 for 2001. While the Company has seen an increase in non-accrual loans it has been able to decrease the loan loss provision due to decreasing net loan charge-offs for the six months ended June 30, 2002 and declining loan balances. For the three months ended June 30, 2002 the net loan charge-offs were $1,682,000, compared to $1,465,000 for the same period in 2001. Net loan charge-offs for the first six months of 2002 were $3,575,000 compared to $4,214,000 for the same period last year. The majority of the net charge-offs in both periods was from bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.
Non-interest income totaled $56,074,000 for the second quarter of 2002 compared to $56,634,000 for the same period of 2001. For the first six months of 2002, non-interest income increased to $118,087,000 from $108,493,000 for the prior year, an increase of 8.8%. One of the primary drivers of the improvement in non-interest income on a year-to-date basis was the increase in securities processing income. The increase in securities processing was associated with the Company's acquisition of UMB Fund Services, Inc. (formerly Sunstone Financial Group, Inc.) in the second quarter of 2001. Despite the acquisition, however, securities processing income was restricted in 2002 due to reduced market values of securities on which this fee income is based. Reduction in the market value of securities also contributed to reduced trust fee income for 2002. Fee income from deposit services and cash management services also increased during the first half of 2002.
Non-interest expense was $90,158,000 for the three months ended June 30, 2002 compared to $92,428,000 for the same period of 2001, and $179,739,000 for the first six months of 2002 compared to $184,974,000 for the first six months of 2001. The decrease in noninterest expense in both periods was caused in large part by the adoption of a new accounting principle, which resulted in a discontinuance of goodwill amortization. Staffing for the Company's many growth initiatives, coupled with a tight labor market and increasing medical expenses have contributed to the increase in salaries and employee benefits for the three and six month periods ended June 30, 2002. Also contributing to increased non-interest expenses were increased processing charges. The prudent management of non-interest expense will continue to be a priority for the Company.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

Financial Condition
Total assets at June 30, 2002 were $7.310 billion compared to $7.283 billion at June 30, 2001 and $8.731 billion at December 31, 2001. Moreover, there was a shift in asset categories, out of loans and into investment securities. Loans, net of unearned interest, decreased to $2.701 billion as of June 30, 2002 compared to $2.944 billion at June 30, 2001 and $2.814 billion at December 31, 2001. Uncertainties in the economy and declines in certain lines of credit have contributed to the decline in the commercial loan balances. Consumer loan balances have also declined, especially in the indirect auto loans, due to the strong financing incentives offered by auto companies. Total investment securities increased to $3.516 billion as of June 30, 2002 compared to $3.157 billion at June 30, 2001 and decreased from $4.522 billion at December 31, 2001. Total deposits decreased to $5.313 billion at June 30, 2002 compared to $5.352 billion at June 30, 2001 and $6.376 billion at December 31, 2001. The decrease of deposit and investment securities balances from year-end totals was caused by the outflow of public funds and commercial balances.
Non accrual and restructured loans totaled $21,276,000 (0.79% of loans) at June 30, 2002 compared to $6,533,000 (0.22% of loans) at June 30, 2001, and $7,279,000 (0.26% of loans) at December 31, 2001. Loans past due 90 days or more were $10,451,000 (0.39% of loans) at June 30, 2002, compared to $6,955,000 (0.23% of loans) at June 30, 2001. The Company's loan quality remains strong by industry standards. The largest increase in non-accrual loans was to one commercial credit, for which the Company has already established reserves to cover potential losses. At June 30, 2002 the Company's allowance for loan losses was $38,608,000 (1.43% of outstanding loans) compared to $35,758,000 (1.22% of outstanding loans) at June 30, 2001. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.
The Company's liquidity position continues to be strong. At June 30, 2002, the Company's average loan to deposit ratio was 45.9% compared to 55.5% at June 30, 2001. At June 30, 2002, the average life of the securities portfolio was 14 months with 54% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.
Shareholders' equity totaled $791 million at June 30, 2002 compared to $743 million at June 30, 2001 and $769 million at year-end 2001. During the twelve months ended June 30, 2002 the Company increased its treasury stock holdings by $7.9 million. At June 30, 2002, the net unrealized gain on securities available for sale was $22.9 million, compared to $16.9 million at June 30, 2001 and $22.5 million at December 31, 2001.
The Company's capital position is summarized in the table below and exceeds regulatory requirements.

	Six Months Ended June 30,
RATIOS	2002	2001

Return on average assets	0.84%	0.96%
Return on average equity	8.63	9.49
Average equity to assets	9.74	10.07
Tier 1 risk-based capital ratio	18.02	14.75
Total risk-based capital ratio	19.00	15.55
Leverage ratio	9.22	9.18
Per Share Data
Earnings Basic	$ 1.52	$ 1.55
Earnings Diluted	$ 1.52	$ 1.55
Cash Dividends	$ 0.40	$ 0.38
Dividend payout ratio	26.32%	24.52%
Book value	$ 35.83	$ 33.50

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

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
Of the issues that are of a subjective nature, Management believes that the only items for a critical accounting policy would be the allowance for loan losses and the impairment testing for goodwill and other intangibles. The allowance for loan loss represents management's judgement of the losses inherent in the Company's loan portfolio. The adequacy is reviewed quarterly, considering such items as historical trends, a review of individual loans, current and projected economic conditions, loan growth and characteristics, industry or segment concentration, and other factors. Bank regulatory agencies require that the adequacy of the allowance for loan losses be maintained on a bank-by-bank basis, however the Company uses a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and bank risk levels. With the new accounting policies regarding the stoppage of goodwill amortization and the classification of intangible assets the Company is also responsible for the impairment testing for write downs of these assets. The Company has developed the methodology for future impairment testing and has already performed this testing on the remaining goodwill with no adjustments to the assets needed.
Quantitative and Qualitative Disclosures about Market Risk.
Due to the nature of the Company's business, a degree of interest rate risk is inherent and appropriate. As described in the Company's 2001 Annual Report on Form 10K (to which reference is hereby made), Management attempts to limit the level of exposure arising from interest rate movements, by structuring the Company's balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. The Company also uses simulation tools to measure and manage its interest rate risk. The Company does not use off-balance sheet hedges or swaps to manage this risk except for the use of future contracts to offset interest rate risk on specific securities held in its trading portfolio. One tool used by the Company is a model that internally generates estimates of the changes in the net portfolio value (NPV) of interest rate risk sensitive instruments (investment securities, notes, deposits, loans and all other instruments) resulting from selected scenario changes in interest rates. By projecting the timing and amounts of future net cash flows, an estimated value of that asset or liability can be determined. The following table sets forth such changes in NPV, assuming each of the following changes in interest rates: an immediate increase of 200 basis points, an immediate increase of 100 basis points, and an immediate decrease of 100 basis points. The NPV under each scenario is projected below as of June 30, 2002, as well as of December 31, 2001.

	Net Portfolio Value
	June 30, 2002		December 31, 2001
Change in Interest Rates	Dollar Change	% Change	Dollar Change	% Change
+200 basis point	$222,383	20.64%	$160,564	13.19%
+100 basis point	115,455	10.71%	92,500	7.60%
-100 basis point	(16,567)	(1.54)%	(14,869)	(1.22)%
-200 basis point	NA	NA	NA	NA

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

The greater positive change in NPV associated with the increase of interest rate scenarios as of June 30, 2002 (as compared with similar increases as of December 31, 2001) is caused mostly by the increase in a positive static gap analysis. Since year-end the Company has seen an increase in interest-earning assets compared to interest-bearing liabilities that reprice within one year.
Qualitative Risks:
The Company's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function employs extensive risk management techniques including forecasting, to ensure that loans adhere to corporate policy and problem loans are properly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. For further understanding of non-performing loans and the adequacy of allowance for loan losses please reference the Company's 2001 Annual Report, and management's discussion and analysis of financial condition contained in this 10Q.

UMB FINANCIAL CORPORATION
FORM 10Q
OTHER INFORMATION

PART II. Other Information

Item 4: Submission of Matters to a Vote of Security Holders

UMB Financial Corporation held its annual meeting of shareholders on April 18, 2002. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the management's nominees listed in the proxy statement. At that meeting shareholders approved the following management proposals:
1. Election of Class II Directors
	Votes For	Votes Withheld
Miriam M. Allison	19,185,479	101,391
Thomas E. Beal	19,289,461	101,391
Richard Harvey	18,888,461	101,391
R. Crosby Kemper	19,301,668	101,391
Tom J. McDaniel	18,629,564	101,391
William J. McKenna	19,292,287	101,391
Robert W. Plaster	19,310,862	101,391
Paul Uhlmann, III	19,315,762	101,391
E. Jack Webster	19,303,429	101,391
John E. Williams	19,289,881	101,391
Thomas J. Wood, III	19,303,364	101,391
2. Ratification of Board of Directors' selection of Deloitte and Touche LLP to serve as the Company's independent auditors and to examine and audit the consolidated financial statements of the Company for fiscal year 2002.
For	19,175,006
Against	48,175
Abstain	70,048
3. Approval of the UMB Financial Corporation 2002 Incentive Stock Option Plan
For	16,027,283
Against	3,089,078
Abstain	176,868

Item 6. Exhibits and Reports on form 8-K

  The following exhibits are filed herewith:
  99a CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99b CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  Reports on Form 8-K:
  An 8-K report was filed on April 29,2002 detailing the Board of Directors authorization for the purchase of treasury stock up to one million shares.

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

Date: August 14, 2002