Form 10-Q
period 2002-09-30
UMB FINANCIAL CORP
filed 2002-11-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒          No  ☐

At September 30, 2002, UMB Financial Corporation had 22,070,636 shares of common stock outstanding. This is the only class of stock of the Company.

UMB FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
 (unaudited, dollars in thousands)

                                                               September 30,                December 31,
ASSETS                                                     2002            2001                2001
                                                       --------------   -------------    --------------
Loans:
    Commercial, financial and agricultural               $ 1,360,229     $ 1,621,921       $ 1,448,309
    Consumer (net of unearned interest)                      813,936         966,546           912,373
    Real estate                                              465,728         422,986           445,622
    Leases                                                     6,660           7,933             7,454
    Allowance for loan losses                                (37,254)        (35,310)          (35,637)
                                                       --------------   -------------    --------------
        Net loans                                        $ 2,609,299     $ 2,984,076       $ 2,778,121
Securities available for sale:
    U.S. Treasury and agencies                           $ 2,393,061     $ 2,127,433       $ 3,421,231
    State and political subdivisions                         233,756          89,397           133,421
    Commercial paper and other                               215,882         169,328           424,824
                                                       --------------   -------------    --------------
        Total securities available for sale              $ 2,842,699     $ 2,386,158       $ 3,979,476
Securities held to maturity:
    State and political subdivisions   (market value-
        of $465,193, $595,648 & $553,207 respectively)   $   448,075     $   580,897       $   542,447
Federal funds and resell agreements                          251,689          95,879           121,845
Trading securities and other earning assets                   70,214          79,824            84,962
                                                       --------------   -------------    --------------
            Total earning assets                         $ 6,221,976     $ 6,126,834       $ 7,506,851
Cash and due from banks                                      565,446         617,681           790,672
Bank premises and equipment, net                             231,405         241,190           240,656
Accrued income                                                62,031          67,934            60,661
Goodwill on purchased affiliates                              54,761          54,534            52,974
Other Intangibles                                              7,328           9,332             8,853
Other assets                                                  59,148         119,120            70,265
                                                       --------------   -------------    --------------
             Total assets                                $ 7,202,095     $ 7,236,625       $ 8,730,932
                                                       ==============   ==============   ==============
LIABILITIES
Deposits:
    Noninterest-bearing demand                           $ 1,763,225     $ 1,974,240       $ 2,087,314
    Interest-bearing demand and savings                    2,212,556       2,359,272         3,086,825
    Time deposits under $100,000                             902,879         835,215           870,280
    Time deposits of $100,000 or more                        258,929         243,557           331,092
                                                       --------------   -------------    --------------
        Total deposits                                   $ 5,137,589     $ 5,412,284       $ 6,375,511
Federal funds and repurchase agreements                    1,000,197         876,222         1,288,638
Short-term debt                                              160,283          40,047           173,046
Long-term debt                                                27,281          28,219            27,388
Accrued expenses and taxes                                    56,432          64,125            55,710
Other liabilities                                             19,771          52,363            42,062
                                                       --------------   -------------    --------------
            Total liabilities                            $ 6,401,553     $ 6,473,260       $ 7,962,355
                                                       --------------   -------------    --------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 33,000,000
    shares; issued 27,528,365, 26,472,039 and 27,528,365 $    27,528     $    26,472       $    27,528
    shares respectively.
Capital surplus                                              726,376         683,226           726,347
Retained earnings                                            232,544         235,265           200,780
Accumulated other comprehensive income                        25,684          27,607            22,526
Unearned ESOP shares                                            (615)         (3,116)           (2,491)
Treasury stock, 5,439,415, 5,327,569 and
    5,326,917 shares, at cost, respectively                 (210,975)       (206,089)         (206,113)
                                                       --------------   -------------    --------------
        Total shareholders' equity                       $   800,542     $   763,365       $   768,577
                                                       --------------   -------------    --------------
            Total liabilities and shareholders' equity   $ 7,202,095     $ 7,236,625       $ 8,730,932
                                                       ==============   ==============   ==============

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
 (unaudited, dollars in thousands)

                                                      Three Months                     Nine Months
                                                   Ended September 30,              Ended September 30,
INTEREST INCOME                                     2002           2001            2002             2001
                                                ----------      ----------      -----------     -----------

Loans                                            $ 39,598        $ 54,671        $ 123,596       $ 177,715
 Securities:
    Taxable interest                             $ 23,082        $ 30,267         $ 78,714        $ 92,519
    Tax-exempt interest                             6,605           7,161           20,273          21,624
                                                ----------      ----------      -----------     -----------
        Total securities income                  $ 29,687        $ 37,428         $ 98,987       $ 114,143
Federal funds and resell agreements                   830           1,467            2,449           6,422
Trading securities and other                          727             762            2,105           2,901
                                                ----------      ----------      -----------     -----------
            Total interest income                $ 70,842        $ 94,328        $ 227,137       $ 301,181
                                                ----------      ----------      -----------     -----------

INTEREST EXPENSE
Deposits                                         $ 14,378        $ 26,353         $ 47,419        $ 88,560
Federal funds and repurchase
    agreements                                      3,287           6,955           11,543          27,899
Short-term debt                                       209             645              761           2,497
Long-term debt                                        478             494            1,408           1,477
                                                ----------      ----------      -----------     -----------
        Total interest expense                   $ 18,352        $ 34,447         $ 61,131       $ 120,433
                                                ----------      ----------      -----------     -----------
Net interest income                              $ 52,490        $ 59,881        $ 166,006       $ 180,748
Provision for loan losses                           3,949           2,989           10,495          10,963
                                                ----------      ----------      -----------     -----------
            Net interest income after provision  $ 48,541        $ 56,892        $ 155,511       $ 169,785
                                                ----------      ----------      -----------     -----------

NONINTEREST INCOME
Trust income                                     $ 10,856        $ 13,924         $ 33,884        $ 41,074
Securities processing                              11,835           8,928           35,579          21,017
Trading and investment banking                      4,861           5,441           15,955          17,043
Service charges on deposits                        14,982          13,487           44,137          39,700
Other service charges and fees                      8,101           7,384           23,667          22,258
Bankcard fees                                       4,829           4,620           13,966          13,385
Net investment security gains                           7           1,619            2,477           1,640
Other                                               1,966           1,752            5,877           9,587
                                                ----------      ----------      -----------     -----------
        Total noninterest income                 $ 57,437        $ 57,155        $ 175,542       $ 165,704
                                                ----------      ----------      -----------     -----------

NONINTEREST EXPENSE
Salaries and employee benefits                   $ 51,075        $ 49,908        $ 153,641       $ 149,553
Occupancy, net                                      6,656           6,045           17,792          17,858
Equipment                                          11,279          11,993           33,438          37,615
Supplies and services                               5,800           6,292           18,207          17,124
Marketing and business development                  4,125           2,067           11,235          10,422
Processing fees                                     4,664           4,228           14,281          12,448
Legal and consulting                                1,521           1,090            4,506           5,269
Amortization of goodwill on purchased affiliates        -           1,524                -           4,337
Amortization of other intangibles                     509             412            1,525           1,076
Other                                               5,820           6,383           16,581          19,214
                                                ----------      ----------      -----------     -----------
        Total noninterest expense                $ 91,449        $ 89,942        $ 271,206       $ 274,916
                                                ----------      ----------      -----------     -----------
Minority interest in loss of consolidated sub.   $      -        $      -        $       -       $  11,800
                                                ----------      ----------      -----------     -----------
Income before income taxes                       $ 14,529        $ 24,105        $  59,847       $  72,373
Income tax provision                                3,044           7,239           14,822          21,081
                                                ----------      ----------      -----------     -----------
            NET INCOME                           $ 11,485        $ 16,866        $  45,025       $  51,292
                                                ==========      ==========      ===========     ===========

PER SHARE DATA
Net income - Basic                                 $ 0.52          $ 0.80           $ 2.04          $ 2.43
Net income - Diluted                               $ 0.52          $ 0.80           $ 2.03          $ 2.43
Dividends                                          $ 0.20          $ 0.20           $ 0.60          $ 0.60

Weighted average shares outstanding            22,061,791      21,062,904       22,068,643      21,105,336

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited, dollars in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                  ---------------   ---------------
                                                                          2002              2001
                                                                  ---------------   ---------------

Operating Activities
Net Income                                                           $    45,025        $   51,292
Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                         10,495            10,963
        Depreciation and amortization                                     24,948            27,637
        Minority interest in net loss of subsidiary                            -           (11,800)
        Deferred income taxes                                                869            (2,624)
        Net decrease in trading securities and other earning assets       14,748               840
        Gains on sales of securities available for sale                   (2,477)           (1,640)
        Gains on sales of disposition of interest in subsidiary                -            (1,699)
        Amortization of securities premiums,
            net of discount accretion                                      2,836           (11,983)
        Earned ESOP shares                                                 1,876             1,875
        Changes in:
               Accrued income                                             (1,370)            4,631
               Accrued expenses and taxes                                  2,383             9,703
              Other assets and liabilities, net                          (19,834)          (62,690)
                                                                  ---------------   ---------------
            Net cash provided by operating activities                $    79,499        $   14,505
                                                                  ---------------   ---------------

Investing Activities
Proceeds from maturities of investment securities                       $ 92,985        $  113,360
Proceeds from sales of securities available for sale                     216,717            89,516
Proceeds from maturities of securities available for sale             14,100,894        21,642,649
Purchases of investment securities                                          (160)             (975)
Purchases of securities available for sale                           (13,175,484)      (21,639,693)
Net decrease in loans                                                    159,210            46,920
Net (increase) decrease in fed funds and resell agreements              (129,844)           63,166
Investment in consolidated subsidiary                                     (1,787)                -
Purchases of bank premises and equipment                                 (16,140)          (23,321)
Net change in unsettled securities transactions.                           2,078           (33,550)
Deconsolidation of subsidiary                                                  -              (390)
Purchase of financial organization, net of cash received                       -           (26,014)
Proceeds from sales of bank premises and equipment                         4,133               305
                                                                  ---------------   ---------------
            Net cash provided by  investing activities               $ 1,252,602        $  231,973
                                                                  ---------------   ---------------

Financing Activities
Net decrease in demand and savings deposits                          $(1,198,358)       $ (397,590)
Net decrease in time deposits                                            (39,564)         (125,330)
Net decrease in fed funds/ repurchase agreements                        (288,441)          (33,533)
Net decrease in short term borrowings                                    (12,763)          (30,279)
Proceeds from long term debt                                               2,400             3,700
Repayment of long term debt                                               (2,507)           (2,522)
Cash dividends                                                           (13,261)          (12,732)
Proceeds from exercise of stock options and sales of
          treasury shares                                                    469               632
Purchases of treasury stock                                               (5,302)           (6,467)
                                                                  ---------------   ---------------
           Net cash used in financing activities                     $(1,557,327)       $ (604,121)
                                                                  ---------------   ---------------

Decrease in cash and due from banks                                  $  (225,226)       $ (357,643)
Cash and due from banks at beginning of period                           790,672           975,324
                                                                  ---------------   ---------------
Cash and due from banks at end of period                             $   565,446        $  617,681
                                                                  ===============   ===============

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (unaudited, dollars in thousands)

                                                                              Accumulated
                                                                                 Other
                                             Common    Capital   Retained    Comprehensive    Treasury   Unearned
                                             Stock     Surplus   Earnings        Income        Stock        ESOP      Total
                                           ---------  ---------  ---------    -------------  ----------- ----------  ---------
 Balance - January 1, 2001                  $ 26,472  $ 683,220  $ 196,705         $  1,776   $(200,248)  $ (4,991)  $ 702,934
 Net income                                        -          -     51,292                -           -          -      51,292
 Comprehensive income, change in
   unrealized gain on securities of
   $42,255, net of tax $15,381 and the
   reclassification adjustment for gains
   included in net income of $1,640 net
   tax of $597                                     -          -          -           25,831           -          -      25,831
                                                                                                                     ---------
 Total comprehensive income                                                                                             77,123
 Cash Dividends                                    -          -    (12,732)               -           -          -     (12,732)
 Earned ESOP shares                                -          -          -                -           -      1,875       1,875
 Purchase of treasury stock                        -          -          -                -      (6,467)         -      (6,467)
 Sale of treasury stock                            -          -          -                -          15          -          15
 Exercise of stock options                         -          6          -                -         611          -         617

                                           ---------  ---------  ---------    -------------  ----------- ----------  ---------
 Balance - September 30, 2001               $ 26,472  $ 683,226  $ 235,265         $ 27,607   $(206,089)  $ (3,116)  $ 763,365
                                           =========  =========  =========    =============  =========== ==========  =========

 Balance - January 1, 2002                  $ 27,528  $ 726,347  $ 200,781         $ 22,526   $(206,113)  $ (2,491)  $ 768,578
 Net income                                        -          -     45,025                -           -          -      45,025
 Comprehensive income,change in
   unrealized gain on securities of
   $7,441, net of tax $2,708 and the
   reclassification adjustment for gains
   included in net income of $2,477 net
   of tax $902                                     -          -          -            3,158           -          -       3,158
 Total comprehensive income                                                                                             48,183
 Cash dividends                                    -          -    (13,262)               -           -          -     (13,262)
 Earned ESOP shares                                -          -          -                -           -      1,876       1,876
 Purchase of treasury stock                        -          -          -                -      (5,302)         -      (5,302)
 Sale of treasury stock                            -          -          -                -          21          -          21
 Exercise of stock options                         -         29          -                -         419          -         448
                                           ---------  ---------  ---------    -------------  ----------- ----------  ---------
 Balance - September 30, 2002               $ 27,528  $ 726,376  $ 232,544         $ 25,684   $(210,975)  $   (615)  $ 800,542
                                           =========  =========  =========    =============  =========== ==========  =========

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

2. Earnings:

Earnings per share are based on the weighted average number of shares of common stock outstanding during the interim periods. Diluted year-to-date earnings per share takes into account the dilutive effect of 69,713 and 24,565 shares issuable under options granted by the Company at September 30, 2002 and 2001, respectively. Diluted quarterly earnings per share takes into account the dilutive effect of 59,889 and 33,037 shares issuable under options granted by the Company for the periods ended September 30, 2002 and 2001, respectively.

3. Allowance for Loan Losses:

The following is a summary of the Allowance for Loan Losses for the nine months ended September 30, 2002 and 2001 (in thousands):
	Nine Months Ended September 30,
	2002	2001

Balance January 1	$ 35,637	$ 31,998
Additions:
Provision for loan losses	10,495	10,963
	-------------	-------------
Total before deductions	46,132	42,961
	-------------	-------------
Deductions:
Charge-offs	(11,367)	(12,454)
Less recoveries on loans previously charged-off	2,489	4,803
	-------------	-------------
Net charge-offs	(8,878)	(7,651)
	-------------	-------------
Balance, September 30	$ 37,254	$ 35,310
	========	========

At September 30, 2002 the amount of loans that are considered to be impaired under SFAS No. 114 was $19,994,000 compared to $3,891,000 at December 31, 2001 and $7,624,000 at September 30, 2001. At September 30, 2002 all of these loans were on a non-accrual or restructured basis. Included in the impaired loans is $15,048,000 of loans for which the related allowance is $5,068,000. This specific allowance is based on a comparison of the recorded loan value to either an estimate of the present value of the loan's estimated cash flows, its estimated fair value, or the fair value of the collateral securing the loan if the loan is collateral dependent. The remaining $4,946,000 of impaired loans do not have a specific allowance for loan losses as a result of write-downs and supporting collateral value. At September 30, 2001 there was $4,702,000 of impaired loans with a related allowance of $1,997,000 and $2,922,000 of impaired loans, that did not have a specific allowance. The average recorded investment in impaired loans during the three months period ended September 30, 2002 was approximately $13,818,000.

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,2002

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

The table below lists selected financial information by business segment (in thousands):
	Three Months Ended September 30,
	2002	2001

Revenues
Commercial Banking	$ 24,601	$ 30,177
Trust and Securities Processing	22,613	24,562
Investment Banking and Brokerage	18,604	12,406
Community Banking	40,752	55,882
Other	2,240	3,469
Less: Intersegment revenues	(2,832)	(12,494)
	------------------	------------------
Total	$ 105,978	$ 114,002
	=========	=========
Net Income (loss)
Commercial Banking	$ 9,991	$ 12,240
Trust and Securities Processing	5,185	5,490
Investment Banking and Brokerage	8,069	3,972
Community Banking	(9,495)	(2,355)
Other	(15)	-
Intersegment gain (loss)	(2,250)	(2,481)
	------------------	------------------
Total	$ 11,485	$ 16,866
	=========	=========
Total Average Assets
Commercial Banking	$1,689,548	$1,530,013
Trust and Securities Processing	101,580	66,960
Investment Banking and Brokerage	3,326,580	3,756,859
Community Banking	1,978,905	2,652,789
Other	142,377	356,423
Less: Intersegment assets	(178,487)	(956,685)
	------------------	------------------
Total	$7,060,503	$7,406,359
	=========	=========

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

5. Commitments and Contingencies:

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company.

6. New Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has discontinued the amortization of goodwill as of January 1, 2002 and has evaluated goodwill for impairment and did not record an impairment charge on the Company's consolidated financial statements as a result of the transitional goodwill impairment test.

The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These statements are effective on January 1, 2003 and January 1, 2002 respectively. Implementation of these Statements has not and is not expected to have a material effect on the Company's consolidated financial statements.

The FASB recently issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement is effective for financial statements issued after May 15, 2002. Implementation of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

The FASB recently issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Implementation of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement is effective October 1, 2002. Implementation of this Statement is not expected to have a material effect on the Company's consolidated financial statements.
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

UMB FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

8. Goodwill and other intangibles

The effect of the cessation of goodwill amortization, pursuant to SFAS No. 142, is summarized below for the three and nine months ended September 30, 2002 and 2001. (In thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

NET INCOME
Reported net income	$11,485	$16,866	$45,025	$51,292
Goodwill amortization	-	1,524	-	4,337
	------------	------------	------------	------------
Adjusted net income	$11,485	$18,390	$45,025	$55,629
	======	======	======	======
BASIC EARNINGS PER SHARE
Reported earnings per share	$0.52	$0.80	$2.04	$2.43
Goodwill amortization	-	0.07	-	0.21
	======	======	======	======
Adjusted basic earnings per share	$0.52	$0.87	$2.04	$2.64
	======	======	======	======

Changes in the carrying amount of goodwill for the nine months ended September 30,2002, by operating segment, are as follows: (in thousands)

	Community Banking	Trust and Securities Processing	Total
Balances as of January 1, 2002	$34,743	$18,231	$52,974
Goodwill acquired during the period	-	1,787	1,787
	------------	------------	------------
Balance as of June 30, 2002	$34,743	$20,018	$54,761
	======	======	======

Following are the intangible assets that continue to be subject to amortization: (in thousands)

As of September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangible assets	$ 16,777	$ 15,901	$ 876
Other intangible assets	7,200	748	6,452
	------------	------------	------------
Total	$ 23,977	$ 16,649	$ 7,328
	======	======	======

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Aggregate amortization expense	$509	$412	$1,525	$1,076

Estimated amortization expense of intangible assets on future years:
For the year ended December 31, 2002	$2,032
For the year ended December 31, 2003	1,216
For the year ended December 31, 2004	742
For the year ended December 31, 2005	742
For the year ended December 31, 2006	742

UMB FINANCIAL CORPORATION
AVERAGE BALANCES/YIELDS AND RATES
 (tax-equivalent basis) (unaudited, dollars in thousands)

                                                     Nine Months Ended September 30,
                                                     2002                       2001
                                            Average      Average        Average      Average
                                            Balance     Yield/Rate      Balance     Yield/Rate
                                          -----------     -------   -------------     --------
Assets
Loans, net of unearned interest           $ 2,674,353      6.21%    $ 2,971,026       8.02%
Securities:
  Taxable                                 $ 3,250,426      3.24      $ 2,371,701       5.22
  Tax-exempt                                  668,141      6.05          671,972       6.23
                                          ------------    -------   -------------     --------
    Total securities                      $ 3,918,567      3.72        3,043,673       5.44
Federal funds and resell agreements           185,293      1.77          185,594       4.58
Other earning assets                           64,630      4.34           70,451       5.62
                                          ------------    -------   -------------     --------
    Total earning assets                  $ 6,842,843      4.65      $ 6,270,744       6.64
Allowance for loan losses                     (37,143)                   (33,979)
Other assets                                  908,747                  1,085,995
                                          ------------              -------------
Total assets                              $ 7,714,447                $ 7,322,760
                                          ============              =============

Liabilities and Shareholders' Equity
Interest-bearing deposits                 $ 3,879,922      1.63%    $ 3,622,603       3.27%
Federal funds and repurchase agreements     1,139,909      1.35          947,880       3.94
Borrowed funds                                 96,281      3.01          108,745       4.81
                                          ------------    -------   -------------     --------
    Total interest-bearing liabilities    $ 5,116,112      1.60      $ 4,679,228       3.44
Noninterest-bearing demand deposits         1,741,528                  1,785,716
Other liabilities                              66,804                    118,690
Shareholders' equity                          790,003                    739,126
                                          ------------              -------------
    Total liabilities and shareholders'
        equity                            $ 7,714,447                $ 7,322,760
                                          ============              =============

Net interest spread                                        3.05%                      3.20%
Net interest margin                                        3.45                        4.07

UMB FINANCIAL CORPORATION
ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN
 (tax-equivalent basis) (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                                   Three Months Ended                               Nine Months Ended
                                               September 30, 2002 vs. 2001                    September 30, 2002 vs. 2001
                                        ----------      ----------     ----------      ----------       ----------    ----------
                                           Volume          Rate            Total          Volume           Rate           Total
                                        ----------      ----------     ----------      ----------       ----------    ----------
Change in interest earned on:
    Loans                                $ (5,265)       $ (9,639)     $ (14,904)      $ (16,560)       $ (37,381)    $ (53,941)
    Securities:
        Taxable                             1,131          (8,450)        (7,319)         27,876          (41,738)      (13,862)
        Tax-exempt                            (95)           (228)          (323)           (178)            (907)       (1,085)
    Federal funds sold                        155            (792)          (637)            (10)          (3,901)       (3,911)
    Other                                      93            (130)           (37)           (230)            (633)         (863)
                                        ----------      ----------     ----------      ----------       ----------    ----------
            Interest income              $ (3,981)      $ (19,239)     $ (23,220)      $  10,898        $ (84,560)    $ (73,662)
                                        ----------      ----------     ----------      ----------       ----------    ----------

Change in interest paid on:
    Interest-bearing deposits            $ (1,474)      $ (10,499)     $ (11,973)      $   5,899        $ (47,040)    $ (41,141)
    Federal funds purchased                   129          (3,798)        (3,669)          4,778          (21,141)      (16,363)
    Borrowed funds                           (198)           (254)          (452)           (409)          (1,334)       (1,743)
                                        ----------      ----------     ----------      ----------       ----------    ----------
            Interest expense             $ (1,543)      $ (14,551)     $ (16,094)      $  10,268        $ (69,515)    $ (59,247)
                                        ----------      ----------     ----------      ----------       ----------    ----------

Net interest income                      $ (2,438)       $ (4,688)     $  (7,126)      $     630        $ (15,045)    $ (14,415)
                                        ==========      ==========     ==========      ==========       ==========    ==========
ANALYSIS OF NET INTEREST MARGIN
                                                    Three Months Ended                              Nine Months Ended
                                                       September 30,                                  September 30,
                                        ----------      ----------     ----------      ----------       ----------    ----------
                                           2002           2001           Change           2002            2001          Change
                                        ----------      ----------     ----------      ----------       ----------    ----------
Average earning assets                $ 6,225,390     $ 6,405,321     $ (179,931)    $ 6,842,843      $ 6,270,744     $ 572,099
Interest-bearing liabilities            4,563,100       4,786,843       (223,743)      5,116,111        4,679,228       436,883
                                        ----------      ----------     ----------      ----------       ----------    ----------
Interest free funds                   $ 1,662,290     $ 1,618,478     $   43,812     $ 1,726,732      $ 1,591,516     $ 135,216
                                        ==========      ==========     ==========      ==========       ==========    ==========
Free funds ratio                            26.70%         25.27%         1.43%         25.23%          25.38%       (0.15)%
    (free funds to earning assets)
Tax-equivalent yield on earning assets       4.74%          6.04%        (1.30)%          4.65%           6.64%       (1.99)%
Cost of interest-bearing liabilities         1.60            2.85          (1.25)           1.60             3.44         (1.84)
                                        ----------      ----------     ----------      ----------       ----------    ----------
Net interest spread                          3.14            3.19%        (0.05)%          3.05%           3.20%       (0.15)%
Benefit of interest free funds               0.43            0.72          (0.29)           0.40             0.87         (0.47)
                                        ----------      ----------     ----------      ----------       ----------    ----------
Net interest margin                          3.57%          3.91%        (0.34)%          3.45%           4.07%       (0.62)%
                                        ==========      ==========     ==========      ==========       ==========    ==========

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The following financial review presents management's discussion and analysis of the consolidated financial condition and results of operations of UMB Financial Corporation (the Company). This review highlights the material changes in the results of operations and changes in financial condition for the period ended September 30, 2002. It should be read in conjunction with the accompanying consolidated financial statements, notes to financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods in this review is not necessarily indicative of results to be attained during any future period.
Forward Looking Statements
Estimates and forward looking statements are included in this review and as such are subject to certain risks, uncertainties and assumptions that are beyond the Company's ability to control or estimate precisely. Forward looking statements are based on current financial and economic data and management's expectations concerning future developments and their effects. Actual results and outcomes could differ materially from management's current expectations, and could cause future results to differ materially from those expressed in the forward looking statements. Factors that could cause material differences in actual operating results include, but are not limited to, the impact of competition; changes in pricing, loan demand, consumer savings habits, employee costs and interest rates; changes in legal or regulatory requirements or restrictions; the ability of customers to repay loans; changes in U.S. or international economic or political conditions, such as inflation or fluctuation in interest or foreign exchange rates; or changes in values of securities traded in the equity markets; and disruptions in operations due to failures of telecommunications systems, utility systems, security clearing systems, or other elements of the financial industry infrastructure. While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with the preparation of management's discussion and analysis contained in the Company's annual and quarterly reports, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.
Results of Operations
The Company earned net income of $11,485,000 for the three months ended September 30, 2002, compared to $16,866,000 for the same period a year earlier. This represents per share earnings of $0.52 for the third quarter of 2002 compared to $0.80 for the third quarter of 2001. For the nine-month period ended September 30, 2002 the Company reported net income of $45,025,000 compared with $51,292,000 for the same period in 2001. Earnings per share for the nine months ended September 30, 2002 were $2.04 compared to $2.43 in the same period for the prior year.
Through May 18, 2001 net interest income and non-interest income and expense included the results of operations of eScout LLC. a majority owned subsidiary of the Company. Due to the terms of the eScout LLC charter document, prior to May 18, 2001, the net results of its operations were eliminated from the Company's financial statements through an entry of minority interest in loss of consolidated subsidiary. On May 18, 2001 the Company reduced its ownership position in eScout LLC. such that the results of eScout LLC are no longer included in the consolidated results of the Company.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Non Interest Income
Lower net interest income was the primary reason for the decline in earnings for both the three months period and nine months period ending September 30, 2002. For the three months ended September 30, 2002, the Company earned net interest income of $52,490,000 compared to $59,881,000 for the third quarter of 2001. On a year-to-date basis, net interest income decreased to $166,006,000 for the first nine months of 2002, compared to $180,748,000 for the same period last year. During both periods the decreases were caused by reduced interest rates and by a reduction in loan volume and corresponding higher amounts of investment securities yielding a lower rate. The company does not currently expect these developments to materially change in the near term. Average loans for the nine months ended September 30, 2002 totaled $2.674 billion (39.1% of total earning assets) compared with $2.971 billion (47.4% of earning assets) one year earlier. The rate earned on average earning assets during the first nine months of 2002 was 181 basis points (1.81%) lower than the rate earned for the first nine months of 2001, resulting in a decrease in net interest rate margin to 3.45% from 4.07% one year earlier. The decrease in the rate on earning assets was partially offset by a 199 basis point (1.99%) decline in the rate paid on interest bearing liabilities, for the nine months ended September 30, 2002. For the three months ended September 30, 2002 the net interest rate margin decreased to 3.57% from 3.91% for the same period in the prior year, as the rate earned on average earning assets decreased 130 basis points (1.30%). For the three months ended September 30, 2002 the decline in the rate paid on interest bearing liabilities decreased 125 basis points (1.25%) from the prior year.
Provision for Loan Losses
The Company's loan loss provision for the third quarter of 2002 was $3,949,000 compared to $2,989,000 for the same period of 2001. The year-to-date loan loss provision for the Company in 2002 was $10,495,000 compared to $10,963,000 for 2001. The Company increased the loan loss provision for the third quarter 2002 $509,000 from the second quarter 2002 to provide for the increase in net loan charge-offs in the third quarter 2002. For the three months ended September 30, 2002 the net loan charge-offs were $5,323,000, compared to $3,437,000 for the same period in 2001. Net loan charge-offs for the first nine months of 2002 were $8,878,000 compared to $7,651,000 for the same period last year. The majority of the net charge-offs in both periods was from commercial, bankcard and consumer loans. The Company will continue to closely monitor its loan positions and related underwriting efforts in order to minimize credit losses.
Non-interest income
Non-interest income totaled $57,437,000 for the third quarter of 2002 compared to $57,155,000 for the same period of 2001. For the first nine months of 2002, non-interest income increased to $175,542,000 from $165,704,000 for the prior year, an increase of 5.9%. One of the primary drivers of the improvement in non-interest income on a year-to-date basis was the increase in securities processing income. The increase in securities processing was associated with the Company's acquisition of UMB Fund Services, Inc. (formerly Sunstone Financial Group, Inc.) in the second quarter of 2001. Despite the acquisition, however, securities processing income was restricted in 2002 due to reduced market values of securities on which this fee income is based. Reduction in the market value of securities also contributed to reduced trust fee income for 2002. Fee income from deposit services and cash management services also increased during the first nine months of 2002.
Non-interest expense
Non-interest expense was $91,449,000 for the three months ended September 30, 2002 compared to $89,942,000 for the same period of 2001, and $271,206,000 for the first nine months of 2002 compared to $274,916,000 for the first nine months of 2001. Staffing for the Company's many growth initiatives, coupled with a tight labor market and increasing medical expenses have contributed to the increase in salaries and employee benefits for the three and nine month periods ended September 30, 2002. Also, processing charges increased in the three and nine months ended September 30, 2002. The adoption of SFAS No.142 at the end of 2001 resulted in the discontinuance of goodwill amortization and caused lower expense in the amounts of $1,524,000 and $4,337,000 for the three and nine months ended September 30, 2002. The prudent management of non-interest expense will continue to be a priority for the Company.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Financial Condition
Balance Sheet
Total assets at September 30, 2002 were $7.202 billion compared to $7.237 billion at September 30, 2001 and $8.731 billion at December 31, 2001.
	September 30,		December 31,
(dollars in thousands)	2002	2001	2001

Total Assets	$7,202,095	$7,236,625	$8,730,932
Loans, Net of Unearned Interest	2,609,299	2,984,076	2,778,121
Total Investment Securities	3,290,774	2,967,055	4,521,923
Total Earning Assets	6,221,976	6,126,834	7,506,851
Total Deposits	5,137,589	5,412,284	6,375,511
At September 30, 2002 there was a shift in asset categories, out of loans and into investment securities from September 30, 2001 and December 31, 2001. Uncertainties in the economy, declines in certain lines of credit and reduced loan balances maintained by customers have contributed to the decline in the commercial loan balances. Consumer loan balances have also declined, especially in the indirect auto loans, due primarily to the strong financing incentives offered by auto companies. The decrease of deposit and investment securities balances from year-end totals was caused by the outflow of public funds and commercial deposit balances.
Non accrual and Restructured Loans	September 30,		December 31,
	2002	2001	2001

Nonaccrual loans	$19,467,070	$8,649,909	$5,375,212
Restructured loans	3,379,885	1,530,301	1,903,667
	------------------	------------------	------------------
Non-performing loans	$22,846,955	$10,180,210	$7,278,879
Foreclosed Properties
Other real estate owned	4,989,258	6,727,974	6,465,636
	------------------	------------------	------------------
Total Non-performing assets	$27,836,213	$16,908,184	$13,744,515
	=========	=========	=========
Loans past due 90 days or more	$ 4,350,312	$ 9,858,858	$11,031,18
Reserve for Loan Losses	$37,253,736	$35,310,344	$35,637,397
Ratios
Non-performing loans /loans net of unearned	0.86%	0.34%	0.26%
Non-performing assets/loans net of unearned	1.05	0.56	0.49
Non-performing assets/total assets	0.39	0.24	0.16
Loans past due 90 days or more/loans net of unearned	0.16	0.33	0.39
Reserve for Loan Losses/ loans net of unearned	1.41	1.17	1.27
The Company's loan quality remains strong by industry standards. The largest increase in non-accrual loans was primarily due to three commercial credits, for which the Company has already established reserves to cover potential losses. The adequacy of the Company's allowance for loan losses is evaluated based on reserves for specific loans, and reserves on homogeneous groups of loans based on historical loss experience and current loss trends. The Company has a well-diversified loan portfolio with no foreign loans and no significant credit exposure to commercial real estate.
Liquidity
The Company's liquidity position continues to be strong. At September 30, 2002, the Company's average loan to deposit ratio was 47.5% compared to 54.9% at September 30, 2001 and 54.2% at December 31, 2001. At September 30, 2002, the average life of the securities portfolio was 14 months with 54% of the portfolio maturing during the next twelve months. The Company has access to various borrowing markets should there be a need for additional funding.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Shareholder's Equity
Shareholders' equity totaled $801 million at September 30, 2002 compared to $764 million at September 30, 2001 and $769 million at year-end 2001. During the twelve months ended September 30, 2002 the Company increased its treasury stock holdings by $4.9 million. At September 30, 2002, the net unrealized gain on securities available for sale was $25.7 million, compared to $27.6 million at September 30, 2001 and $22.5 million at December 31, 2001.
The Company's capital position is summarized in the table below and exceeds regulatory requirements.
	Nine Months Ended September 30,
RATIOS	2002	2001

Return on average assets	0.78%	0.94%
Return on average equity	7.62	9.28
Average equity to assets	10.24	10.09
Tier 1 risk-based capital ratio	18.41	15.59
Total risk-based capital ratio	19.37	16.41
Leverage ratio	10.18	8.87
The Company's per share data is summarized in the table below:
Nine Months Ended September 30,
Per Share Data	2002	2001
Earnings Basic	$ 2.04	$ 2.43
Earnings Diluted	$ 2.03	$ 2.43
Cash Dividends	$ 0.60	$ 0.60
Dividend payout ratio	29.41%	24.69%
Book value	$ 36.27	$ 36.25
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, intangible assets, goodwill and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.
Of the issues that are of a subjective nature, Management believes that its critical accounting policies would be those dealing with the allowance for loan losses and the impairment testing for goodwill and other intangibles. The allowance for loan loss represents management's judgement of the losses inherent in the Company's loan portfolio. The adequacy is reviewed quarterly, considering such items as historical trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration, and other factors. Bank regulatory agencies require that the adequacy of the allowance for loan losses be maintained on a bank-by-bank basis, however the Company uses a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and bank risk levels. With the new accounting policies regarding the stoppage of goodwill amortization and the classification of intangible assets the Company is also responsible for the impairment testing for write downs of these assets. The Company has developed the methodology for future impairment testing and has already performed its transition testing on the remaining goodwill with impairments noted.

UMB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Quantitative and Qualitative Disclosures about Market Risk.
Due to the nature of the Company's business, a degree of interest rate risk is inherent and appropriate. Interest rate risk is the Company's primary risk. As described in the Company's 2001 Annual Report on Form 10K (to which reference is hereby made), Management attempts to limit the level of exposure arising from interest rate movements, by structuring the Company's balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. The Company also uses simulation tools to measure and manage its interest rate risk. The Company does not use off-balance sheet hedges or swaps to manage this risk except for the use of future contracts to offset interest rate risk on specific securities held in its trading portfolio. One tool used by the Company is a model that internally generates estimates of the changes that would occur as of a given date in the net portfolio value (NPV) of interest rate risk sensitive instruments (investment securities, notes, deposits, loans and all other instruments) as a result of a hypothetical change in interest rates on that date. This model is designed to represent as of the respective date selected, the increase or decrease in the fair value of expected cash flows from such instruments that would result from the hypothetical change in interest rates on such date. The following table sets forth for the respective dates indicated, the increase or decrease (as applicable) in NPV, that would be caused by each of the following hypothetical immediate changes in interest rates on such dates: an immediate increase of 200 basis points, an immediate increase of 100 basis points, and an immediate decrease of 100 basis points. The NPV under each hypothetical scenario is projected below as of September 30, 2002, as well as of December 31, 2001. The table includes both instruments entered into for trading purposes, and the instruments entered into for other than trading purposes, since the former represents such a small portion of the company's portfolio that any difference in the interest rate risk associated with it (as compared with the risk associated with instruments entered into for other than trading purposes) is immaterial.

	Net Portfolio Value
	September 30, 2002		December 31, 2001
Change in Interest Rates	Dollar Change	% Change	Dollar Change	% Change
+200 basis point	$205,368	18.45%	$160,564	13.19%
+100 basis point	102,347	9.19%	92,500	7.60%
-100 basis point	(36,047)	(3.24)%	(14,869)	(1.22)%
-200 basis point	NA	NA	NA	NA

The greater positive change in NPV associated with the increase of interest rate scenarios as of September 30, 2002 (as compared with similar increases as of December 31, 2001) is caused mostly by the increase in a positive static gap analysis. Since year-end the Company has seen an increase in interest-earning assets compared to interest-bearing liabilities that reprice within one year.
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
Controls and Procedures:
1. Evaluation of Disclosure Controls and Procedures. The undersigned principal executive officer and principal financial officer of UMB Financial Corporation, Inc. conclude that the disclosure controls and procedures of UMB Financial Corporation are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report.
2. Changes in Internal Controls. There have been no significant changes in the internal controls of UMB Financial Corporation or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the undersigned principal executive officer and principal financial officer of UMB Financial Corporation.

UMB FINANCIAL CORPORATION
FORM 10Q
OTHER INFORMATION

PART II. Other Information

Item 6. Exhibits and Reports on form 8-K

  The following exhibits are filed herewith:
  99 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UMB FINANCIAL CORPORATION

/s/R. Crosby Kemper III
R. Crosby Kemper III
Chairman and Chief Executive Officer

/s/Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

Date: November 14, 2002

UMB FINANCIAL CORPORATION
FORM 10-Q
CERTIFICATIONS

CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, R. Crosby Kemper III, certify that:

1. I have reviewed this quarterly report as of September 30, 2002 on Form 10-Q of UMB Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report September 30, 2002; and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of September 30, 2002;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ R. Crosby Kemper, III
R. Crosby Kemper III
Chief Executive Officer

UMB FINANCIAL CORPORATION
FORM 10-Q
CERTIFICATIONS

CFO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Daniel C. Stevens, certify that:

1. I have reviewed this quarterly report as of September 30, 2002 on Form 10-Q of UMB Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report September 30, 2002; and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of September 30, 2002;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer