Form 10-K
period 2002-12-31
UMB FINANCIAL CORP
filed 2003-03-12
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to

Commission file number: 0-4887

UMB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri	43-0903811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Grand Boulevard, Kansas City, Missouri	64106
(Address of principal executive offices)	(ZIP Code)

(Registrant’s telephone number, including area code): (816) 860-7000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of June 28, 2002, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $770,111,596 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2003
Common Stock, $1.00 Par Value	21,981,208

DOCUMENTS INCORPORATED BY REFERENCE

Company’s 2003 Proxy Statement dated March 10, 2003—Part III

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the “Company”) was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act. The Company owns all of the outstanding stock of five commercial banks, a credit card bank, a bank real estate corporation, a reinsurance company, a community development corporation, a consulting company and a mutual fund servicing company.

The Company’s five commercial banks are engaged in general commercial banking business entirely in domestic markets. Two of the banks are in Missouri, and the three remaining banks are in Kansas, Colorado and Nebraska. The Banks offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. The table below sets forth the names and locations of the Company’s affiliate banks as well as their respective total assets, loans, deposits and shareholders’ equity as of December 31, 2002.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2002
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	128	$7,003,680	$2,220,608	$5,181,664	$547,118
UMB Bank, Warsaw, n.a.	4	85,144	20,216	69,321	7,169

Colorado
UMB Bank Colorado, n.a.	11	$380,277	$176,153	$325,434	$32,245

Kansas
UMB National Bank of America	13	$604,825	$136,440	$369,829	$78,959

Nebraska
UMB Bank Omaha, n.a.	4	$93,694	$89,270	$26,906	$6,332

Banking—Related Subsidiaries
UMB Properties, Inc.
UMB Community Development Corporation
UMB Banc Leasing Corp.
UMB U.S.A., n.a.
UMB Scout Brokerage Services, Inc.
UMB Scout Insurance Services, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
Scout Investment Advisors, Inc.
UMB Fund Services, Inc.
UMB Consulting Services, Inc.

UMB, U.S.A. n.a. is a credit card bank located in Nebraska. UMB, U.S.A. n.a. services all incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

Other subsidiaries of the Company are UMB Properties, Inc., United Missouri Insurance Company, UMB Community Development Corporation, UMB Consulting Services, Inc., and UMB Fund Services, Inc. UMB Properties, Inc. is a real estate company that leases facilities to certain subsidiaries and acquires and holds land and buildings for anticipated future facilities. United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. UMB Community Development Corporation provides low-cost mortgage loans to low- to moderate-income families for acquiring or rehabbing owner-occupied housing in Missouri, Kansas, Illinois, Nebraska, Oklahoma and Colorado. UMB Consulting Services, Inc. offers regulatory and compliance assistance to regional banks. UMB Fund Services, Inc. (formerly known as Sunstone Financial Group Inc.), located in Milwaukee, Wisconsin, is a nationally recognized mutual fund service provider to nearly 40 mutual funds and fund families.

On a full-time equivalent basis at December 31, 2002, the Company and its subsidiaries employed 4,027 persons.

Competition.    The Company faces intense competition from hundreds of financial service providers in the markets served. The Company competes with other financial service providers including banks, savings and loan associations, finance companies, mutual funds, mortgage banking companies and credit unions. Customers for banking services and other financial services offered by the Company are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.

Available Information.    The Company makes available on its website at www.umb.com, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this annual report on Form 10-K.

Monetary Policy and Economic Conditions.    The operations of the Company’s affiliate banks are affected by general economic conditions as well as the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) which affects the supply of money available to commercial banks. Monetary policy measures by the Federal Reserve Board are affected through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements.

Supervision and Regulation.    As a bank holding company and a financial holding company, the Company and its subsidiaries are subject to extensive regulation and are affected by the enactment of federal and state legislation.

The Company is subject to regulation and examination by the Federal Reserve Board and the Federal Reserve Bank of Kansas City. Its subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). UMB Scout Insurance Services, Inc. is regulated by state agencies in the states in which it operates. The Company’s brokerage affiliate, UMB Scout Brokerage Services, Inc., is regulated by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers, Inc., and the Missouri Division of Securities; it is also subject to certain regulations of the various states in which it transacts business. The Company is subject to the Bank Holding Company Act (“BHCA”), which requires the Company to obtain the prior approval of the Federal Reserve Board to (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of any class of voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company. The BHCA also imposes significant limitations on the scope and type of activities in which the Company and its subsidiaries may engage. Under the BHCA, a bank holding company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in business other than that of banking, managing and controlling banks or performing services for its banking subsidiaries. However, the BHCA authorizes the Federal Reserve Board to permit bank holding companies to engage in activities, which are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

As a result of the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies may acquire banks in any state, subject to state deposit caps and a 10% nationwide cap. Banks may also merge across state lines, creating interstate branches. Furthermore, a bank may open new branches in a state in which it does not already have banking operations, if the law of that state does not prohibit de novo branching by an out of state bank or if the state has not “opted out” of interstate branching. As a result of the Interstate Banking Act, the Company has many more opportunities for expansion and has potentially greater competition in its market area from nationwide or regional banks.

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

Under the provisions of the Gramm-Leach-Bliley Act (GLBA) the Company is eligible to engage in non-banking activities which are financial in nature by notifying, or in certain cases obtaining the prior approval of, the Federal Reserve Board. Under the GLBA, subsidiaries of financial holding companies engaged in non-bank activities are supervised and regulated by the federal and state agencies, which normally supervise and regulate such functions outside of the financial holding company context. The Company is also subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to loans to directors or executive officers of the Corporation, the preparation and certification of the Company’s financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s outsider independent auditors, and various accounting and corporate governance matters.

The Company’s bank subsidiaries are subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991 which expanded the regulatory and enforcement powers of the federal bank regulatory agencies, required that these agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Company’s bank subsidiaries are also subject to a number of consumer protection laws and regulations of general applicability, as well as the USA Patriot Act, which is designed to identify, prevent and deter international money laundering and terrorist financing.

All five of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the OCC. UMB, U.S.A. n.a., a credit card bank, is located in the state of Nebraska and is subject to supervision and examination by the OCC. In addition, the national banks are subject to examination by The Federal Reserve System. All affiliate banks are members of and subject to examination by the Federal Deposit Insurance Corporation.

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2002, approximately $10,737,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2002, the Company is required to have minimum Tier 1 and

Total capital ratios of 4.00% and 8.00%, respectively. The Company’s actual ratios at that date were 17.98% and 18.88%, respectively. The company’s leverage ratio at December 31, 2002, was 10.04%.

As of December 31, 2002, the most recent notification from the Office of Comptroller of the Currency categorized the Company’s most significant affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

Financial information regarding segments is included in Item 8, pages 52 through 54 of this report.

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 9 through 32 of this report.

Executive Officers.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
R. Crosby Kemper	76

Senior Chairman of the Board since January 2001. Chairman of the Board from 1972 to January 2001 and CEO of the Company from 1972 through July 1999 and from March, 2000 through January 2001. Chairman and Chief Executive Officer of UMB Bank, n.a. (a subsidiary of the Company) from 1971 through 1996, and Chairman through January 1997.

Peter J. Genovese	56	President of the Company since 2000. Vice Chairman of the Board since 1982. Chairman and Chief Executive Officer of UMB Bank of St. Louis, n.a. (a former subsidiary of the Company) from 1979 to 1999.

R. Crosby Kemper III	52

A son of R. Crosby Kemper. Chairman and CEO of the Company since January 2001. Vice Chairman of the Board from 1995 to 2001. Chairman and CEO of UMB Bank, n.a. since March 2000. President of UMB Bank of St. Louis, n.a. from 1993 to 1999.

Royce M. Hammons	57	Regional President of UMB Bank, n.a. since 2000. President and Chief Executive Officer of UMB Oklahoma Bank (a former subsidiary of the Company) since 1987 through 2000.

Dennis G. Powell	53	Executive Vice President of UMB Bank, n.a. since 2001. Senior Vice President Bank One, n.a. 1996 to 2000.

James A. Sangster	48	President of UMB Bank, n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1993 to 1999. Executive Vice President prior thereto.

Douglas F. Page	59	Executive Vice President of the Company since 1984 and Divisional Executive Vice President, Loan Administration, of UMB Bank, n.a. Since 1989.

Daniel C. Stevens	47

Chief Financial Officer of the Company since 2001. Executive Vice President and CFO of Euronet Services Inc. 1999 to 2000. Senior Vice President Chief Financial and Risk Manager of US Central Credit Union 1997 to 1999.

James C. Thompson	60	Divisional Executive Vice President of UMB Bank, n.a. since July 1994. Executive Vice President of UMB Bank of St. Louis, n.a. since 1989.

Name	Age	Position with Registrant

James D. Matteoni	60	Chief Information Officer of UMB Bank, n.a. since 1996.

Dennis R. Rilinger	55	Divisional Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

Mark A. Schmidtlein	43	President of UMB Bank, n.a. Capital Markets since January 2003, Executive Vice President of UMB Bank, n.a. from 1996 to 2002. Senior Vice President prior thereto.

Sheila Kemper Dietrich	46	A daughter of R. Crosby Kemper. Executive Vice President of UMB Bank, n.a. since 1993.

David D. Kling	56	Divisional Executive Vice President of UMB Bank, n.a. since 1997.

J. Mariner Kemper	30	A son of R. Crosby Kemper. Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. President of UMB Bank Colorado from 1997 to 2000.

Vince J. Ciavardini	47	Vice Chairman of Board of the Company and President and CEO of Investor Services Group since 2002. President and CEO of PFPC, Inc. 1982 to 2001.

Miriam M. Allison	55	President UMB Fund Services, Inc. (formerly known as Sunstone Financial Group Inc.) since 2001. President and Chief Executive Officer of Sunstone Financial Group, Inc. 1990-2001.

Chris N. Hoffman III	53	Chairman of the UMB National Bank of America since 2002, President of Salina Banking Center of UMB National Bank of American Salina, Kansas from 1993 through 2001.

Darren Herrmann	37	Treasurer of the Company since 2002, Senior Vice President and Manager of the Financial Services Group in the Investment Banking Division of UMB Bank, n.a. since 1994, Vice President prior thereto.

ITEM 2.  PROPERTIES

The Company’s headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and was opened in July 1986. Of the total 250,000 square feet, the offices of the parent company and customer service functions of UMB Bank, n.a. comprise 175,000 square feet. The remaining 75,000 square feet are available for lease to third parties. The Company’s principal law firm and principal accounting firm are lessees.

UMB Fund Services, Inc., a subsidiary of the Company leases 83,315 square feet in Milwaukee, Wisconsin, at which its fund services operations is headquartered.

The banking facility of UMB Bank, n.a. at 928 Grand Boulevard principally houses that bank’s support functions and is connected to the headquarters building by an enclosed pedestrian walkway. UMB Bank, n.a. also leases 40,000 square feet of space in the Equitable Building, in St. Louis, in the heart of the downtown commercial sector. A full service banking center, operations and administrative offices are housed at this location.

At December 31, 2002, the Company’s affiliate banks operated a total of five main banking houses and 155 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank. The Company constructed a 180,000 square foot operations center in downtown Kansas City, Missouri. The Company moved its operational and item processing functions, as well as management information systems, to this building in the second quarter of 1999.

Additional information with respect to premises and equipment is presented in Item 8, pages 38 and 46 of this report.

In the opinion of the management of the Company, the physical properties of the Company and its subsidiaries are suitable and adequate and are being fully utilized.

ITEM 3.   LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries had certain lawsuits pending against them at December 31, 2002. In the opinion of management, after consultation with legal counsel, none of these suits will have a significant effect on the financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 2002

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s stock is traded on the NASDAQ National Market System under the symbol “UMBF.” As of February 14, 2003, the Company had 2,113 shareholders. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2002	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.89	$0.63	$0.52	$0.55
Net income—diluted	0.88	0.63	0.52	0.55
Dividend	0.20	0.20	0.20	0.20
Book value	34.92	35.83	36.27	36.52
Market price:
High	43.74	50.95	48.59	40.64
Low	38.86	42.66	37.28	36.20
Close	42.88	46.87	39.04	38.26

2001	March 31	June 30	Sept. 30	Dec. 31
Net income—basic	$0.80	$0.75	$0.77	$0.63
Net income—diluted	0.80	0.75	0.77	0.63
Dividend	0.19	0.19	0.19	0.19
Book value	32.85	33.50	34.52	34.73
Market price:
High	37.50	40.95	43.52	42.75
Low	32.86	33.38	33.75	37.38
Close	36.19	40.95	39.52	40.00

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to Registrant is contained in Item 1, page 5 and Item 8, pages 48 and 49 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, page 66 of this report.

ITEM 6.   SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, pages 10 through 26, of this report.

FIVE YEAR FINANCIAL SUMMARY

(in thousands except per share data)

	2002	2001	2000	1999	1998
EARNINGS
Interest Income	$294,483	$384,876	$430,785	$407,388	$409,625
Interest Expense	76,452	145,147	196,377	183,323	187,092
Net interest income	218,031	239,729	234,408	224,065	222,533
Provision for loan losses	16,738	14,745	9,201	8,659	10,818
Noninterest income	232,206	223,523	197,223	184,122	164,152
Noninterest expense	360,949	369,373	353,760	312,476	299,891
Minority interest in loss of subsidiary	—	11,800	19,437	—	—
Net income	57,173	65,230	65,111	64,077	54,214

AVERAGE BALANCES
Assets	$7,589,065	$7,366,444	$7,289,098	$7,439,411	$7,017,417
Loans, net of unearned interest	2,650,249	2,929,061	3,004,754	2,615,978	2,640,933
Securities	3,815,199	3,145,246	2,841,892	3,553,849	3,005,330
Deposits	5,527,836	5,410,264	5,364,754	5,348,341	5,318,351
Long-term debt	27,466	29,049	29,504	40,241	42,584
Shareholders’ equity	794,202	748,739	676,243	657,326	650,078

YEAR-END BALANCES
Assets	$8,035,559	$8,730,934	$7,866,883	$8,130,142	$7,646,878
Loans, net of unearned interest	2,673,786	2,814,388	3,073,957	2,841,150	2,559,136
Securities	4,122,315	4,521,294	3,145,466	3,897,786	3,755,049
Deposits	5,846,947	6,375,510	5,935,204	5,923,935	5,896,804
Long-term debt	26,302	27,388	27,041	37,904	39,153
Shareholders’ equity	802,800	768,577	702,934	654,991	662,767

PER SHARE DATA
Earnings—basic	$2.59	$2.95	$2.91	$2.80	$2.30
Earnings—diluted	2.58	2.95	2.91	2.80	2.29
Cash dividends	0.80	0.76	0.76	0.70	0.70
Dividend payout ratio	30.89%	27.12%	26.12%	25.00%	30.43%
Book value	$36.52	$34.73	$31.58	$28.93	$28.30
Market price
High	50.10	43.52	37.14	40.21	55.85
Low	36.20	32.86	29.58	33.55	35.29
Close	38.26	40.00	35.60	35.95	39.72

RATIOS
Return on average assets	0.75%	0.89%	0.89%	0.86%	0.77%
Return on average equity	7.20	8.71	9.63	9.75	8.34
Average equity to average assets	10.04	10.17	9.28	8.84	9.26
Total risk-based capital ratio	18.88	15.97	16.63	14.91	15.57

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ending December 31, 2002. It should be read in conjunction with the accompanying consolidated financial statements and other financial statistics appearing elsewhere in the report.

The discussion contains forward-looking statements of expected future developments. We wish to ensure such statements are accompanied by meaningful cautionary statements pursuant to safe harbor established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to projections of future financial performance and financial items, plans and objectives of future operations, and other matters. These forward-looking statements reflect management’s expectations and are based on currently available data; however, actual future results are subject to future events and uncertainties, which could materially affect actual performance and cause future results to differ materially from those referred to in the forward-looking statements. Such future events and uncertainties include, but are not limited to, changes in: loan demand, the ability of customers to repay loans, consumer saving habits, employee costs, pricing, interest rates, competition, legal or regulatory requirements or restrictions, U.S. or international economic or political conditions such as inflation or fluctuation in interest rates or in the values of securities traded in the equity markets. Any forward-looking statements should be read in conjunction with information about risks and uncertainties set forth in this report. Forward-looking statements speak only as of the date they are made, and the Company does not intend to review or revise any particular forward-looking statement in light of events that occur thereafter or to reflect the occurrence of unanticipated events.

Earnings Summary

The Company recorded consolidated net income of $57.2 million for the year ended December 31, 2002. This represents a 12.4% decrease over 2001. Net income for 2001 increased slightly over 2000. Earnings per share for the year ended December 31, 2002, were $2.59 per share compared to $2.95 in 2001 and $2.91 in 2000. Earnings per share for 2002 decreased 11.9% over 2001 per share earnings, which had increased 1.4% over 2000.

The Federal Reserve Board reduced the interest rate 11 times in 2001, for a total of 475 basis points (4.75%). These reductions, caused repricing pressures on loans and securities and thus contributed significantly to a decrease in interest income for 2002 and 2001. Although, this decrease in interest income was positively offset by a decrease in interest expense, the Company’s net interest income declined to $218.0 million in 2002 compared to $239.7 million in 2001, and $234.4 million in 2000.

The Company had an increase of 3.9% in noninterest income in 2002 as compared to 2001 and a 13.3% increase in 2001 compared to 2000. A contributing factor to the increase in 2002 and 2001 was the acquisition in 2001 of Sunstone Financial Group, Inc (now known as UMB Fund Services, Inc). This acquisition has and is expected to continue to help the Company build its fee-based business.

Noninterest expense declined in 2002 by 2.3% compared to 2001 and increased in 2001 by 4.2% compared to 2000. In 2001, the Company recorded a year-end charge of approximately $3.8 million related to the write off and depreciation of certain non-strategic assets, primarily real estate. Also, amortization of goodwill was discontinued in 2002 due to the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 142. This change in accounting standards resulted in a reduction of expense of $5.65 million in 2002. Also, in 2001, the Company had higher staffing costs due to the Company’s new acquisitions.

The results of operations for the year 2000 through May 18, 2001 were affected by the consolidation of the Company’s subsidiary eScout LLC (eScout). The sale of a portion of the Company’s ownership in eScout on May 18, 2001 put the Company in a minority ownership position. The results of eScout are no longer included in the consolidated results of the Company. The Company recorded a gain of $1.7 million in 2001 on the sale of part of its ownership interest in eScout.

Results of Operations

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affects net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2002, 2001 and 2000.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest free funding sources. Table 2 analyzes net interest rate margin for the three years ended December 31, 2000, 2001 and 2002. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 1998 through 2002 are presented in a table following the footnotes to the consolidated financial statements. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, primarily obligations of state and local governments.

TABLE 1

RATE-VOLUME ANALYSIS (in thousands)

This analysis attributes changes in net interest income either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in net interest income is due jointly to both volume and rate and has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of change in each. All rates are presented on a tax-equivalent basis and give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. The loan average balances and rates include nonaccrual loans and loan fees.

Average Volume		Average Rate		2002 vs. 2001	Increase (Decrease)
2002	2001	2002	2001		Volume	Rate	Total
				Change in interest earned on:
$2,650,249	$2,929,061	6.12%	7.74%	Loans	$(20,171)	$(44,352)	$(64,523)
				Securities:
3,146,031	2,480,740	3.21	4.82	Taxable	27,240	(45,951)	(19,357)
669,168	664,506	5.94	6.14	Tax-exempt	151	(1,955)	(1,158)
185,678	195,854	1.69	3.89	Federal funds sold and resell agreements	(378)	(4,112)	(4,490)
66,952	70,360	4.11	5.36	Other	(149)	(716)	(865)

$6,718,078	$6,340,521	4.59%	6.28%	Total	$6,693	$(97,086)	$(90,393)
				Change in interest incurred on:
$3,804,714	$3,634,544	1.56%	2.97%	Interest-bearing deposits	$4,838	$(53,358)	$(48,520)
1,107,821	973,080	1.29	3.31	Federal funds purchased and repurchase agreements	3,954	(21,850)	(17,896)
88,561	120,269	3.11	4.18	Other	(1,154)	(1,125)	(2,279)

$5,001,096	$4,727,893	1.53%	3.07%	Total	$7,638	$(76,333)	$(68,695)

				Net Interest Income	(945)	(20,753)	(21,698)

Average Volume		Average Rate		2001 vs. 2002	Increase (Decrease)
2001	2000	2001	2000		Volume	Rate	Total
				Change in interest earned on:
$2,929,061	$3,004,754	7.74%	8.53%	Loans	(6,493)	$(23,209)	$(29,702)
				Securities:
2,480,740	2,105,720	4.82	5.88	Taxable	20,149	(25,007)	(4,858)
664,506	736,172	6.14	6.36	Tax-exempt	(5,490)	2,623	(2,867)
195,854	229,155	3.89	6.63	Federal funds sold and resell agreements	(5,359)	(2,215)	(7,574)
70,360	74,629	5.36	6.19	Other	(817)	(91)	(908)

$6,340,521	$6,150,430	6.28%	7.26%	Total	$1,990	$(47,899)	$(45,909)
				Change in interest incurred on:
$3,634,544	$3,442,735	2.97%	3.85%	Interest-bearing deposits	$7,054	$(31,682)	$(24,628)
973,080	1,051,205	3.31	5.62	Federal funds purchased and repurchase agreements	(4,112)	(22,749)	(26,861)
120,269	72,552	4.18	6.58	Other	2,404	(2,145)	259

$4,727,893	$4,566,492	3.07%	4.30%	Total	$5,346	$(56,576)	$(51,230)

				Net Interest Income	$(3,356)	$(8,677)	$5,321

TABLE 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2002	2001	2000
Average earning assets	$6,718,078	$6,340,521	$6,150,430
Interest-bearing liabilities	5,001,096	4,727,893	4,566,492

Interest-free funds	$1,716,982	$1,612,628	$1,583,938

Free funds ratio (free funds to earning assets)	25.56%	25.43%	25.75%

Tax-equivalent yield on earning assets	4.59%	6.28%	7.26%
Cost of interest-bearing liabilities	1.53	3.07	4.30

Net interest spread	3.06%	3.21%	2.96%
Benefit of interest-free funds	0.40	0.79	1.11

Net interest margin	3.46%	4.00%	4.07%

Average earning assets increased by approximately 6.0% in 2002 compared to an increase of 3.1% in 2001. These assets totaled $6.7 billion in 2002 compared to $6.3 billion in 2001 and $6.2 billion in 2000. The increase in average earning assets for 2002 compared to 2001 was entirely attributable to the Company’s investment security portfolio, which increased by 21.3%. Average loans decreased by 9.5% in 2002 compared to the prior year. The increase in the security portfolio was the result of a need to invest increases in deposits and fed funds purchased and repurchase agreements, and the reinvestment of loan paydowns and repayments. Average loans declined due to loan customers continuing to reduce the amount of their debt and the effect of auto manufacturer financing. During 2001, average loans decreased from 2000 by 2.5% compared to a 10.7% increase from 2000 in investment securities. During 2001, the increase in the security portfolio was the result of a need to invest increases in deposits.

The Company’s net interest spread was 3.06% in 2002, 3.21% in 2001 and 2.96% in 2000. Net interest spread is calculated as the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities. The decrease in net interest spread for 2002 was the result of lower rates earned on total earning assets, which decreased from 6.28% in 2001 to 4.59%, or 171 basis points, compared to a decrease of 154 basis points in the cost of funds. This change was the result of both a decrease in interest rates and a change in the mix of earnings assets. For the same reasons, the net interest margin declined in 2002 to 3.46% compared to 4.00% in 2001 and 4.07% in 2000. During 2002 loans comprised 39% of earning assets as compared with 46% during 2001 and 49% during 2000. Loan balances declined due to loan payoffs, customers reducing their debt in a declining economy and the effect of auto manufacturer financing. Also loan rates declined 162 basis points (1.62%) in 2002 compared to 2001 and declined 79 basis points (0.79%) in 2001 compared to 2000. During 2002, investment securities comprised 57% of earning assets as compared with 50% during 2001 and 46% in 2000. Investment securities increased due to the decline in loan balances and the increase in deposits, fed funds purchased and repurchase agreements. In 2001, the cost of funds decreased by 123 basis points (1.23%) compared to 2000.

Provision and Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents management’s judgement of the losses inherent in the Company’s loan portfolio. The provision for loan losses is the amount necessary to adjust its ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company’s subsidiaries. The

Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.

The Company’s allowance for loan losses was $37.3 million at December 31, 2002 compared to $35.6 million at year-end 2001 and $32.0 million at year-end 2000. This represents an allowance to total loans of 1.4%, 1.3% and 1.0% as of December 31, 2002, 2001 and 2000, respectively. The Company’s net charge-off’s in 2002 were $15.0 million, compared to $11.1 million in 2001 and $8.4 million in 2000. The allowance for loan losses increased as a result of increases in net losses, and may continue to increase due to the impact that the slow economy may have on the ability of customers to service debt. At December 31, 2002, the allowance for loan losses exceeded total non-performing loans by $26.6 million.

As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is appropriate based on the inherent losses in the loan portfolio at December 31, 2002. Significant changes in general economic conditions and the ability of specific customers to repay loans could impact the level of the provision for loan losses required in future years.

TABLE 3

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category.

	December 31
Loan Category	2002	2001	2000	1999	1998
Commercial	$20,050	$18,050	$15,550	$15,000	$16,000
Consumer	16,278	16,587	15,548	15,343	16,319
Real estate	900	900	800	750	750
Agricultural	50	50	50	50	50
Leases	50	50	50	50	50

Total allowance	$37,328	$35,637	$31,998	$31,193	$33,169

The Company recorded a provision for loan losses of $16.7 million during 2002, compared to $14.7 million during 2001 and $9.2 million in 2000. The increase in the loan loss provision in 2002 and 2001 was primarily the result of higher charge-offs related to commercial loans and bankcard loans. The increase in the loan loss provision in 2000 was primarily the result of the increased balance of the loan portfolio. Commercial loan net charge-offs were $8.0 million for 2002, $2.9 million for 2001 and $0.8 million for 2000. Two large commercial loans constituted a major portion of the $8 million in net charge-offs for 2002. Bankcard loans net charge-offs have declined to $4.8 million in 2002 compared to $5.2 million in 2001 but increased compared to $3.9 million in 2000.

Table 4 presents a five-year summary of the Company’s allowance for loan losses. Also, please see Credit Risk under Risk Management in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.

TABLE 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2002	2001	2000	1999	1998
Allowance-beginning of year	$35,637	$31,998	$31,193	$33,169	$33,274
Provision for loan losses	16,738	14,745	9,201	8,659	10,818
Allowances of acquired banks	—	—	—	710	—
Charge-offs:
Commercial	$(8,483)	$(4,764)	$(992)	$(2,732)	$(322)
Consumer
Bankcard	(6,118)	(6,613)	(5,051)	(5,377)	(7,554)
Other	(3,746)	(5,378)	(5,887)	(6,393)	(6,182)
Real estate	(13)	(5)	(3)	(11)	—
Agricultural	—	—	—	(1)	(25)

Total charge-offs	$(18,360)	$(16,760)	$(11,933)	$(14,514)	$(14,083)
Recoveries:
Commercial	$457	$1,820	$236	$431	$647
Consumer
Bankcard	1,307	1,373	1,191	1,268	1,289
Other	1,507	2,204	2,073	1,383	1,049
Real estate	21	256	35	55	127
Agricultural	21	1	2	32	48

Total recoveries	$3,313	$5,654	$3,537	$3,169	$3,160

Net charge-offs	$(15,047)	$(11,106)	$(8,396)	$(11,345)	$(10,923)

Allowance-end of year	$37,328	$35,637	$31,998	$31,193	$33,169

Average loans, net of unearned interest	$2,650,249	$2,929,061	$3,004,754	$2,615,978	$2,640,933
Loans at end of year, net of unearned interest	2,673,786	2,813,758	3,073,957	2,841,150	2,559,136
Allowance to loans at year-end	1.40%	1.27%	1.04%	1.10%	1.30%
Allowance as a multiple of net charge-offs	2.48	x	3.21	x	3.81	x	2.75	x	3.04	x
Net charge-offs to:
Provision for loan losses	89.90%	75.32%	91.25%	131.02%	100.97%
Average loans	0.57	0.38	0.28	0.43	0.41

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability, since fee-based services are non-credit related, provide steady income and are not directly affected by fluctuations in interest rates. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company’s goal is to offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage and cash management.

TABLE 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
	2002	2001	2000
Trust fees	$44,546	$56,437	$56,604
Securities processing	45,847	30,203	17,864
Trading and investment banking	17,937	18,097	14,116
Service charge on deposit accounts	58,879	53,468	49,340
Other service charges and fees	32,367	30,357	30,078
Bankcard fees	18,964	18,099	15,090
Gains on sales of securities available for sale, net	3,158	1,875	11
Other	10,508	14,987	14,120

Total Noninterest Income	$232,206	$223,523	$197,223

Noninterest income was $232.2 million in 2002 compared to $223.5 million in 2001 and $197.2 million in 2000. This represents a 3.9% increase in 2002 compared to an increase of 13.3% during 2001. The increase in 2002 primarily resulted from a 51.8% increase in securities processing income and a 10.1% increase in service charges on deposit accounts offset by a 21% decrease in trust fees. The growth in 2001 was driven by a 69.1% increase in securities processing income, a 28.2% increase in trading and investment banking fees and an 8.4% increase in service charges on deposit accounts.

The Trust Division is a major source of fee income for the Company. Trust services have long been an identified strength of the Company and are expected to continue to be a driver of fee income. The Company offers a full range of trust services including personal and custody services, investment management and employee benefits processing. The Company has a Private Client Services division, which offers full trust and personal banking services to high net worth individuals.

Income from trust services totaled $44.5 million in 2002, $56.4 million in 2001 and $56.6 million in 2000. During 2002, personal trust, employee benefit and trust investment income all declined. All of these types of trust income were directly impacted by the negative fluctuations in the stock and bond markets that have had declines the past three years. The major portion of trust fee income is based on asset value, which is subject to stock and bond market fluctuations. Included in the 2001 results was the corporate trust business revenue associated with the State Street Bank & Trust Company of Missouri, n.a., acquisition. The revenue in 2002 and 2001 was also hampered by a reduction in assets under management. The aggregate value of managed trust assets was $11.8 billion at December 31, 2002, compared to $12.1 billion at year-end 2001 and $14.5 billion at year-end 2000.

The Company’s securities processing and custody revenue is primarily related to the mutual fund industry. Revenue from securities processing was $45.8 million in 2002, $30.2 million in 2001 and $17.9 million in 2000. The increase in revenue for 2002 and 2001 was primarily driven by the acquisition of Sunstone Financial Group, Inc. during the second quarter of 2001. Sunstone (now known as UMB Fund Services, Inc.) is a nationally recognized mutual fund service provider to nearly 40 mutual funds and fund families. With the acquisition, the Company now offers all aspects of a mutual fund back office, including fund administration and accounting, transfer agency, distribution services, marketing, shareholder communications, custody, and cash management. The significant growth in the number and size of mutual funds has given the Company more opportunity to develop new customer relationships and has fueled growth from existing customers. The Company competes with companies many times its size in this line of business. Though the Company may not have the scale of its much larger competitors, management believes the Company can compete in certain areas due to better attention to customer service and overall flexibility related to services provided. Revenues from this business line may be subject to more volatility than other fee income due to the relative size of the customer base. The Company intends to adjust its expense structure so that revenue volatility will not significantly impact operating results. Total trust assets under custody were $97.4 billion at December 31, 2002, compared to $106.5 billion at December 31, 2001. Trust assets under custody were $106.0 billion at December 31, 2000.

Fees and service charges on deposit accounts were $58.9 million in 2002, $53.5 million in 2001 and $49.3 million in 2000. The increase in fees for 2002 and 2001 were primarily related to corporate deposit accounts as a result of new customer relationships and the sale of additional cash management services. Corporate and retail deposit fees also increased as a result of adjusting fee schedules to changes in market pricing. The level of compensating balances maintained by corporate customers and the earnings credit rate applied to the balance also impacts the level of fee income received. Movement in the earnings credit rate in 2002 and 2001 approximated changes in the interest rate on short-term treasury securities.

Other service charges and fees increased to $32.4 million in 2002 from $30.4 million in 2001 and $30.1 million in 2000. Cash management service fees to mutual fund companies have increased from $4.8 million in 2000, to $5.6 million in 2001 and to $7.2 million in 2002. Insurance and annuities commissions have increased from $3.1 million in 2000, to $3.6 million in 2001 and to $4.2 million in 2002. Customers have converted some of their cash from the sale of stocks and bonds into fixed annuities. The Company received commissions on these annuities. The Company anticipates that revenues will not increase in insurance and annuity commissions due to the decline in late 2002 in interest rates paid on new fixed annuities. ATM fees were $10.9 million in 2002, $11.1 million in 2001 and $10.4 million in 2000. The Company decreased its ATM network to 562 machines in 2002, compared to 579 at year-end 2001 and compared to 558 at year-end 2000. Bankcard fees were $19.0 million in 2002, $18.1 million in 2001 and $15.1 million in 2000.

Trading and investment banking income totaled $17.9 million in 2002, compared to $18.1 million in 2001 and $14.1 million in 2000. The increase in 2001 was mainly market driven, as customers fled the stock market to invest in high quality bonds.

Other income was $10.5 million in 2002, compared to $15.0 million and $14.1 million in 2000. Included in 2001 was a $1.7 million gain on the sale of part of the Company’s ownership in eScout LLC.

Noninterest Expense

Total 2002 noninterest expense decreased 2.3% to $360.9 million compared to 2001 expense of $369.4 million and 2000 expense of $353.8 million. Included in 2001 and 2000 expenses were $13.4 million and $21.6 million, respectively in charges related to the operations of eScout, LLC (eScout), a partially owned subsidiary of the Company. While the results of eScout’s operations impact various non-interest income and expense categories of the Company’s consolidated statements of income, under the terms of its limited liability operating document, the net results of operation of this subsidiary are allocated to outside minority investors, and therefore, eliminated through an adjustment to minority interest in loss of consolidated subsidiary.

TABLE 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
	2002	2001	2000
Salaries and employee benefits	$203,458	$198,684	$183,994
Occupancy, net	23,937	23,778	21,884
Equipment	44,367	50,685	48,130
Supplies and services	23,998	21,366	22,671
Marketing and business development	14,836	14,834	19,004
Processing fees	19,380	16,813	15,327
Legal and consulting	5,839	8,565	8,275
Amortization of goodwill on purchased affiliates	—	5,650	5,846
Amortization of intangibles	2,034	1,803	1,314
Other	23,100	27,195	27,315

Total Noninterest Expense	$360,949	$369,373	$353,760

Costs associated with staffing are the largest component of noninterest expense as they approximate 56% of total noninterest expense in 2002. Salaries and employee benefits increased 2.4% in 2002 to $203.5 million compared to $198.7 million in 2001 and $184.0 million in 2000. The increase in staffing costs in 2002 was primarily due to an increase in medical insurance premiums. Staffing levels at year-end 2002 decreased to 4,027 compared to 4,222 at year-end 2001 and 3,900 at year-end 2000. The reduction in staff in late 2002 kept the increase in salaries expense to a minimum and is expected to assist in salary cost control in 2003. The increase in staffing costs in 2001 was primarily associated with increased staff due to the Company’s new acquisitions, and from increases in medical insurance premiums paid by the Company. The increase in staffing costs is consistent with the Company’s ongoing objective to hire, retain and reward high quality associates. Staffing levels and costs were also affected by the closing of facilities in 2002 and the opening of five new facilities in 2000. The control of staffing levels and cost, with a view of the long-term strategy, has been and will continue to be an important goal for the Company. The Company has and intends to take advantage of centralization of the administrative and operational functions when these opportunities arise. At the same time, management will strive to gain efficiencies in its existing products, services and processes.

Occupancy expense remained flat in 2002 at $23.9 million compared to $23.8 million in 2002 and $21.9 million in 2000. Equipment expenses decreased 12.5% to $44.4 million in 2002, compared to $50.7 million in 2001 and $48.1 million in 2000. During 2002, 2001 and 2000, the Company dedicated significant resources to improve its information infrastructure. This spending has included both the upgrades of old legacy systems, as well as investments in new delivery and information systems. Some of the initiatives under way or completed during 2002, 2001 and 2000 include a conversion to a new loan processing system, a conversion to a new network operating system, a conversion to a new teller transaction processing system, a consolidated call center, expanded internet capabilities, an upgrade to the core mainframe computer, a major upgrade of the customer information system, implementation of an integrated financial accounting system, new processing and information systems for trust services, centralization of commercial and consumer loan processing and the creation of a data warehouse system. The majority of the increase in occupancy and equipment expense for 2001 can be associated with the new acquisitions.

Expenses for supplies and services were $24.0 million in 2002, compared to $21.4 million in 2001 and $22.7 million in 2000. The increase in 2002 was primarily due to a reclass of data line charges from equipment expense to telephone costs. The decrease in 2001 was mainly due to the decrease in telephone charges, especially long distance.

Marketing and business development costs remained flat at $14.8 million in 2002, compared to $14.8 million in 2001 and $19.0 million in 2000. Processing fees increased to $19.4 million in 2002 compared to $16.8 million in 2001 and $15.3 million in 2000. The increase in 2002 was due to an increase in Federal Reserve processing charges because of the decreased earnings credit on balances and increased volumes of activity. Legal and consulting fees decreased to $5.8 million in 2002 from $8.6 million in 2001 and $8.3 million in 2000. The use of third party contracts to assist with improvement of processes were the reason for higher costs in 2001 and 2000.

Amortization of goodwill on purchased affiliates was discontinued effective January 1, 2002 in accordance with the adoption of SFAS No. 142. Please see Critical Accounting Policies and Summary of Accounting Policies for additional details.

Other operating expenses decreased to $23.1 million in 2002, compared to $27.2 million in 2001 and $27.3 million in 2000. Included in the 2001 expense was $3.8 million in impairment charges related to the write-off and disposition of certain non-strategic assets, primarily real estate.

Income Taxes

Income tax expense totaled $15.4 million in 2002, compared to $25.7 million in 2001 and $23.0 million in 2000. These expense levels equate to effective tax rates of 20.1%, 27.5% and 25.3% for 2002, 2001 and 2000, respectively. The primary reason for the difference between the Company’s effective tax rate and the statutory tax rate is the effect of non-taxable income from municipal securities. The amount of municipal interest income received did not decrease proportionately to the decrease in the Company’s pretax income in 2002 causing a reduction in the effective tax rate. In 2002, the Company did not recognize nondeductible goodwill amortization pursuant to changes in financial accounting standards which also caused the effective tax rate to be lower than 2001. A portion of the decrease in the effective income tax rate for 2002 is due to a reduction in the tax reserve resulting from favorable conclusions and reduced risks associated with tax positions taken in past years.

Balance Sheet Analysis

Loans

Loans represent the Company’s largest source of interest income. At December 31, 2002, loans amounted to $2.7 billion compared to $2.8 billion in 2001 and compared to $3.0 billion in 2000. On average, loans totaled $2.65 billion in 2002, compared to $2.9 billion in 2001 and $3.0 billion in 2000. Average loan balances decreased in 2002 due to an increasingly competitive loan market and an increased volume of loans paid off. The markets for high quality credits that are consistent with the Company’s underwriting standards remain very competitive. Management anticipates that new loan volume should remain flat in 2003. Both commercial and consumer loan balances decreased in 2002 and 2001 from their previous years. The consumer loan decrease reflects the Company’s unwillingness to match the highly competitive rates offered by automobile manufacturers.

Included in Table 7 is a five-year breakdown of loans by type. During 2001, the Company upgraded to a new loan accounting system, which resulted in greater definition of our portfolio. The greater definition results in reclassification of loan balances between categories, none of which are deemed material or significant. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 63% of total loans. The lending focus of the Company and each of its affiliate banks is on small-to-medium sized commercial companies located within their respective trade areas. The Company targets customers that will utilize multiple banking services and products. The Company’s goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company’s size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. The Company has experienced growth in the new markets it entered during 2001 and 2000. There has been a demand in these markets for bank services delivered with the customer-driven focus that the Company practices. The Company will continue to expand its efforts to attract customers that understand and see the advantages of banking with a company headquartered in their market.

TABLE 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2002	2001	2000	1999	1998
	Amount
Commercial	$1,317,016	$1,416,431	$1,553,566	$1,472,376	$1,246,979
Agricultural	47,729	40,777	36,799	39,218	44,879
Leases	8,146	7,454	7,677	5,645	4,717
Real estate—commercial	321,802	296,927	268,264	207,533	199,324

Total business-related	$1,694,693	$1,761,589	$1,866,306	$1,724,772	$1,495,899

Bankcard	$163,808	$168,518	$176,875	$163,756	$163,197
Other consumer installment	659,969	735,586	878,610	817,732	771,568
Real estate—residential	155,316	148,695	152,166	134,890	128,472

Total consumer-related	$979,093	$1,052,799	$1,207,651	$1,116,378	$1,063,237

Total loans	$2,673,786	$2,814,388	$3,073,957	$2,841,150	$2,559,136
Allowance for loan losses	(37,328)	(35,637)	(31,998)	(31,193)	(33,169)

Net loans	$2,636,458	$2,778,751	$3,041,959	$2,809,957	$2,525,967

As a % of total loans
Commercial	49.3%	50.3%	50.5%	51.8%	48.7%
Agricultural	1.8	1.4	1.2	1.4	1.8
Leases	0.3	0.3	0.3	0.2	0.2
Real estate—commercial	12.0	10.6	8.7	7.3	7.8

Total business-related	63.4%	62.6%	60.7%	60.7%	58.5%

Bankcard	6.1%	6.0%	5.8%	5.8%	6.4%
Other consumer installment	24.7	26.1	28.6	28.8	30.1
Real estate—residential	5.8	5.3	4.9	4.7	5.0

Total consumer-related	36.6%	37.4%	39.3%	39.3%	41.5%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans have increased to $322 million at December 31, 2002, from $297 million at year-end 2001 and $268 million at year-end 2000. As a percentage of total loans, commercial real estate loans now comprise 12.0% of total loans, compared to 10.6% at the end of 2001. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

Bankcard loans have remained flat as a percentage of total loans. They comprise 6.1% of total loans at year-end 2002 compared to 6.0% at year-end 2001. A significant portion of the decrease in volume of bankcard loans in 2001 and 2002 was caused by a reduction in the private label portion of the portfolio. This type of loan is generally less profitable than traditional bankcard loans and is likely to continue to decrease in volume. The overall growth in the Company’s bankcard portfolio has been hampered by increased competition from banking and non-banking card issuers. This competition frequently lessens its credit standards and offers favorable introductory rates in an effort to obtain transfer balances from other cards. The Company has elected not to seek loan volume in such a manner. The Company’s credit and underwriting standards have become more strict as more consumers acquire multiple credit cards with revolving balances.

Nonaccrual, past due and restructured loans are discussed on pages 30 and 31 of this report.

Securities

The Company’s security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities; this liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a source of potential liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Securities available for sale and securities held to maturity comprised 59% of earning assets as of December 31, 2002, compared to 60% at year-end 2001. The decrease in 2002 resulted from the outflow of funds from reductions of deposits and repurchase agreements. Securities totaled $4.1 billion at December 31, 2002, compared to $4.5 billion at year-end 2001. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

Securities available for sale comprised 90% of the Company’s securities portfolio at December 31, 2002, compared to 88% at year-end 2001. U.S. Treasury obligations comprised 32% of the available for sale portfolio as of December 31, 2002, compared with 28% one year earlier. U.S. Agency obligations represented an additional 47% of this portfolio at year-end 2002, compared with 52% at year-end 2001. In order to improve the yield of the securities portfolio, the Company periodically may choose to alter the mix of the portfolio, as opposed to significantly lengthening the average life of the portfolio. Securities available for sale had a net unrealized gain of $37.3 million at year-end, compared to $35.4 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity as an unrealized gain of $23.7 million at year-end 2002, compared to $22.5 million for 2001.

The securities portfolio achieved an average yield on a tax-equivalent basis of 3.7% for 2002, compared to 5.1% in 2001 and 6.0% in 2000. The yield on the portfolio decreased by 141 basis points in 2002 as a result of the impact of decreases in short-term interest rates. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The average life of the core securities portfolio was 18 months at December 31, 2002 compared to 20 months at year-end 2001. Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax equivalent basis) of securities available for sale and securities held to maturity.

TABLE 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2002	Amortized Cost	Fair Value	Yield
U.S. Treasury	$1,160,226	$1,178,982	3.37%
U.S. Agencies	1,722,060	1,729,737	2.89%
Mortgage-backed	363,293	369,652	4.73%
State and political subdivisions	323,640	328,152	3.97%
Commercial paper	105,735	105,735	1.74%
Federal Reserve Bank Stock	6,726	6,726
Equity and other	912	912

Total	$3,682,592	$3,719,896

December 31, 2001	Amortized Cost	Fair Value	Yield
U.S. Treasury	$1,096,430	$1,115,637	3.99%
U.S. Agencies	2,038,225	2,051,299	2.68%
Mortgage-backed	251,260	254,295	5.72%
State and political subdivisions	133,285	133,421	4.96%
Commercial paper	415,937	415,937	1.87%
Federal Reserve Bank Stock	6,697	6,697
Equity and other	1,629	1,561

Total	$3,943,463	$3,978,847

TABLE 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2002	Amortized Cost	Fair Value	Weighted Average Yield/ Average Maturity
Due in one year or less	$98,252	$99,830	6.60%
Due after 1 year through 5 years	303,817	318,066	6.27%
Due after 5 years through 10 years	350	368	6.63%

Total	$402,419	$418,264	1 yr. 11 mo.

December 31, 2001
Due in one year or less	$116,641	$117,968	6.45%
Due after 1 year through 5 years	414,834	423,873	6.32%
Due after 5 years through 10 years	10,972	11,366	7.25%

Total	$542,447	$553,207	2 yr. 4 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position at year-end 2002 was $11.2 million compared to a net sold position of $32.0 million at year-end 2001. During 2002, the Company was a net purchaser of federal funds with an average balance of $20.0 million, compared to 2001 when the Company was a net seller of federal funds with an average of $6.4 million.

The Investment Banking Division of the Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $775.5 million in 2002 and $965.3 million in 2001.

At December 31, 2002, the Company held securities bought under agreements to resell of $106.6 million compared to $89.9 million at year-end 2001. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $161.0 million in 2002 and $152.0 million in 2001.

The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2002 were $65.1 million, compared to $68.5 million in 2001, and were recorded at market value.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. Deposits are gathered from various sources including commercial customers, individual retail customers and mutual fund and trust customers. Deposits totaled $5.8 billion at December 31, 2002 and $6.4 billion at year-end 2001. Deposits averaged $5.5 billion in 2002 and $5.4 billion in 2001. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest bearing demand deposits average $1.7 billion and $1.8 billion during 2002 and 2001, respectively. These deposits represented 31.1% of average deposits in 2002, compared to 32.8% in 2001. The Company’s large commercial customer base provides a significant source of noninterest bearing deposits. Many of these commercial accounts do not earn interest, nor do they receive an earnings credit to offset the cost of other services provided by the Company.

TABLE 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2002	2001
Maturing within 3 months	$331,714	$218,335
After 3 months but within 6	34,763	48,522
After 6 months but within 12	37,384	34,972
After 12 months	43,851	25,348

Total	$447,712	$327,177

TABLE 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2002	2001	2000	1999	1998
	Amount
Noninterest-bearing demand	$1,723,122	$1,775,720	$1,922,019	$1,748,926	$1,702,282
Interest-bearing demand and savings	2,624,828	2,527,556	2,270,562	2,281,458	2,260,240
Time deposits under $100,000	892,164	823,385	824,307	860,456	875,480

Total core deposits	$5,240,114	$5,126,661	$5,016,888	$4,890,840	$4,838,002
Time deposits of $100,000 or more	287,722	283,603	347,866	457,501	480,349

Total deposits	$5,527,836	$5,410,264	$5,364,754	$5,348,341	$5,318,351

As a % of total deposits
Noninterest-bearing demand	31.2%	32.9%	35.8%	32.7%	32.0%
Interest-bearing demand and savings	47.5	46.7	42.3	42.6	42.5
Time deposits under $100,000	16.1	15.2	15.4	16.1	16.5

Total core deposits	94.8%	94.8%	93.5%	91.4%	91.0%
Time deposits of $100,000 or more	5.2	5.2	6.5	8.6	9.0

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Securities sold under agreements to repurchase totaled $1,209.8 million at December 31, 2002, and $1,288.6 million at year-end 2001. This liability averaged $1,063.1 million in 2002 and $935.7 million in 2001. Repurchase agreements are transactions involving the exchange of investment funds by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

TABLE 12

SHORT-TERM DEBT (in thousands)

	2002		2001
	Amount	Rate	Amount	Rate
At year-end
Federal funds purchased	$—	0%	$—	0%
Repurchase agreements	$1,209,770	0.92	1,288,638	1.19
Other	94,721	0.78	173,046	1.25

Total	$1,304,491	0.91%	$1,461,684	1.20%

Average for year
Federal funds purchased	$44,758	1.79%	$37,421	4.47%
Repurchase agreements	1,063,063	1.27	935,659	3.26
Other	61,095	1.44	91,502	3.36

Total	$1,168,916	1.30%	$1,064,582	3.31%

Maximum month-end balance
Federal funds purchased	$59,736		$97,112
Repurchase agreements	1,815,137		1,288,638
Other	200,860		193,905

The Company’s long-term debt includes a senior note issue for $15 million. The senior note represents funds borrowed in 1993 under a medium-term program to fund bank acquisitions. This $15.0 million note had an original maturity of ten years at 7.3%; it matures on February 24, 2003. The Company also has five fixed-rate advances from the Federal Home Loan Bank at rates of 5.84%, 5.89%, 5.97%, 7.13% and 7.61% These advances, collateralized by Company securities, are used to offset interest rate risk of longer term fixed rate loans.

Capital and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. Capital is managed for each subsidiary based upon its respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $802.8 million at December 31, 2002, compared to $768.6 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock at prices, which, in management’s opinion, would enhance overall shareholder value. During 2002 and 2001, the Company acquired 238,758 and 164,722 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 17.98% and total capital ratio of 18.88% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see Item 7A, pages 31 and 32 of this report.

TABLE 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2002, excluded net unrealized gains or losses of securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans:
Residential mortgage	$—	$139	$116,942	$38,235	$155,316
All other	—	140,681	—	2,377,789	2,518,470

Total loans	$—	$140,820	$116,942	$2,416,024	$2,673,786
Securities available for sale:
U. S. Treasury	$1,160,228	$—	$—	$—	$1,160,228
U. S. agencies and mortgage-backed	5,507	2,079,845	—	—	2,085,352
State and political subdivisions	—	312,806	10,834	—	323,640
Commercial paper and other	6,726	—	—	105,735	112,461

Total securities available for sale	$1,172,461	$2,392,651	$10,834	$105,735	$3,681,681
Securities held to maturity	—	389,965	12,454	—	402,419
Trading securities	3,107	68,367	—	—	71,474
Federal funds and resell agreements	—	117,831	—	—	117,831
Cash and due from banks	108,535	585,002	—	—	693,537
All other assets	—	—	—	333,274	333,274

Category totals	$1,284,103	$3,694,636	$140,230	$2,855,033	$7,974,002

Risk-weighted totals	$—	$738,927	$70,115	$2,855,033	$3,664,075
Off-balance-sheet items (risk-weighted)	—	1	200	328,587	328,788

Total risk-weighted assets	$—	$738,928	$70,315	$3,183,620	$3,992,863

Capital	Tier 1	Tier 2	Total

Shareholders’ equity	$802,800	$—	$802,800
Less accumulated other comprehensive income	(23,678)	—	(23,678)
Less premium on purchased banks	(61,580)	—	(61,580)
Allowance for loan losses	—	36,150	36,150

Total capital	$717,542	$36,150	$753,692

Capital ratios
Tier 1 capital to risk-weighted assets			17.98%
Total capital to risk-weighted assets			18.88%
Leverage ratio (Tier 1 to total average assets less premium on purchased banks)			10.04%

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions.

Management believes that the Company’s critical accounting policies are those relating to: allowance for loan losses; goodwill and other intangibles; impairment of long-lived assets; revenue recognition; and, accounting for stock based compensation. The allowance for loan losses represents management’s judgement of the losses inherent in the Company’s loan portfolio. The adequacy is reviewed quarterly, considering such items as historical trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration, and other factors. Bank regulatory agencies require that the adequacy of the allowance for loan losses be maintained on a bank-by-bank basis, however, the Company uses a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, and internal ranking systems.

Goodwill and other intangibles are now to be accounted for under the SFAS No. 142, which was effective January 1, 2002. The Company has segregated goodwill acquired from prior acquisitions into goodwill and other intangibles. Goodwill is no longer amortized, in accordance with SFAS No. 142. The Company has performed two impairment tests of goodwill since inception of the new standard. As a result of those tests, the Company has not recorded an impairment charge. The Company is amortizing other intangibles over 10 years.

Long lived assets including goodwill, other intangible assets and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or a group of assets may not be recoverable. Goodwill and other intangibles were addressed above. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges) an impairment loss is recognized to the extent the carrying value exceeds its fair value.

Revenue recognition is the recording of interest on loans and securities and is recognized based on rate multiplied by the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection become doubtful. Annual bankcard fees are recognized on a straight-line basis over the period that cardholders may use the card. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Proforma net income and earnings per share disclose the impact on earnings as if the fair value method had been applied.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (“ALC”) and approved by the Board of Directors. ALC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company uses the following methods (simulation tools) for measuring and analyzing consolidated interest rate risk: Market Value of Equity Modeling (Net Portfolio Value); Net Interest Income Simulation Analysis; and, Repricing Mismatch Analysis. The Company does not use hedges or swaps to manage interest rate risk except for the use of future contracts to offset interest rate risk on specific securities held in its trading portfolio.

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Market Value of Equity Modeling (“Net Portfolio Value”) to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points, up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes assumptions regarding new loans and deposits based on historical analysis, management’s outlook and repricing strategies. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of December 31, 2002. Table 14 sets forth, for December 31, 2002 and 2001, the increase or decrease (as applicable) in Net Portfolio Value, that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; and, an immediate decrease of 100 basis points. Table 14 includes both instruments entered into for trading purposes, and the instruments entered into for other than trading purposes, since the former represents such a small portion of the Company’s portfolio that any difference in the interest rate risk associated with it (as compared with the risk associated with instruments entered into for other than trading purposes) is immaterial.

The net portfolio value as of December 31, 2001 is higher than December 31, 2002 at both the 100 and 200 basis points increases due to the following reasons: total assets, loans, investment securities and deposits were at higher levels at December 31, 2001; there was an additional 50 basis points (0.50%) decline in interest rates in November, 2002; the current economy has not improved since 2001; and, the threat of war with Iraq has affected the market projection. For these same reasons, the Net Portfolio Value as of December 31, 2001 is higher than December 31, 2002 at the 100 basis points decrease scenario.

TABLE 14

MARKET RISK (in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	Net portfolio Value
	December 31, 2002			December 31, 2001
	Amount	Dollar Change	Change	Amount	Dollar Change	Change
200	$1,145,822	$195,631	20.59%	$1,377,930	$160,564	13.19%
100	1,048,007	97,816	10.29	1,309,866	92,500	7.60
Static	950,191	—	—	1,217,366	—	—
(100)	993,694	43,503	4.58	1,202,497	(14,869)	(1.22)
(200)	n/a	n/a	n/a	1,188,644	(28,722)	(2.36)

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Loan prepayment and other market risks are developed from industry estimates of prepayment spreads and other market change. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of current interest rates the scenarios that simulate a 100 basis point and a 200 basis point decrease cannot be completed as of December 31, 2002. Table 15 shows the net interest income increase or decrease over the next twelve months as of December 31, 2002 and 2001. Both years show that if rates rise 100 or 200 basis points net interest income will increase. As of December 31, 2001, the table shows that a decrease in rates will mean a decrease in net interest income (which actually occurred in 2002). This is a result of being asset sensitive, meaning assets reprice more quickly than liabilities, giving rise to an improved Net Interest Income in an increasing rate environment, and lower Net Interest Income in a decreasing rate environment.

TABLE 15

MARKET RISK (in thousands)

	Net Interest Income
Hypothetical change in interest rate (in Basis Points) (Rate Shock)	December 31, 2002 Amount of Change	December 31, 2001 Amount of Change
200	$8,752	$6,228
100	4,376	3,114
Static	—	—
(100)	n/a	(4,843)
(200)	n/a	n/a

Repricing Mismatch Analysis

The Company also evaluates its interest rate sensitivity position in an attempt to maintain a balance between the amount of interest-bearing assets and interest-bearing liabilities which are expected to mature or reprice at any point in time. While a traditional repricing mismatch analysis (“gap analysis”) provides a snapshot of interest rate risk, it does not take into consideration that assets and liabilities with similar repricing characteristics may not in fact reprice at the same time or the same degree. Also, it does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 16 is a static gap analysis, which presents the Company’s assets and liabilities, based on their repricing or maturity characteristics. This analysis shows that the Company is in a positive gap position because assets maturing or repricing exceed liabilities.

TABLE 16

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2002	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$1,470.4	$59.5	$85.7	$1,615.6	$940.1	$118.1	$2,673.8
Securities	1,765.8	317.0	733.0	2,815.8	1,210.5	96.0	4,122.3
Federal funds sold and resell agreements	117.8	0.0	0.0	117.8	0.0	0.0	117.8
Other	73.3	0.0	0.0	73.3	0.0	0.0	73.3

Total earning assets	$3,427.3	$376.5	$818.7	$4,622.5	$2,150.6	$214.1	$6,987.2

% of total earning assets	49.1%	5.4%	11.7%	66.2%	30.8%	3.1%	100.0%

Funding sources
Interest-bearing demand and savings	$817.5	$0.0	$0.0	$817.5	$976.0	$1,687.2	$3,480.7
Time deposits	543.8	200.7	195.2	939.7	356.3	5.7	1,301.7
Federal funds purchased and repurchase agreements	1,198.7	0.2	0.5	1,199.4	4.6	5.8	1,209.8
Borrowed funds	109.9	0.2	0.3	110.4	3.2	7.5	121.1
Noninterest-bearing sources	495.1	0.0	133.6	628.7	144.8	100.4	873.9

Total funding sources	$3,165.0	$201.1	$329.6	$3,695.7	$1,484.9	$1,806.6	$6,987.2

% of total earning assets	45.3%	2.9%	4.7%	52.9%	21.3%	25.9%	100.0%
Interest sensitivity gap	262.3	$175.4	$489.1	$926.8	$665.7	$(1,592.5)
Cumulative gap	262.3	437.7	926.8	926.8	1,592.5	—
As a % of total earning assets	3.8%	6.3%	13.3%	13.3%	22.9%	—%
Ratio of earning assets to funding sources	1.08	1.87	2.48	1.25	1.45	0.12

Cumulative ratio of Earning Assets 2002	1.08	1.13	1.25	1.25	0.12	1.00
to Funding Sources 2001	1.05	1.07	1.15	1.15	1.00	1.00

TABLE 17

RATE SENSITIVITY AND MATURITY OF LOANS ( in thousands)

The following table presents the rate sensitivity of certain loans maturing after 2003 compared with the total loan portfolio as of December 31, 2002. Of the $1,183,582 of loans due after 2003, $807,036 are to individuals for the purchase of residential dwellings and other consumer goods. The remaining $376,546 is for all other purposes and reflects maturities of $320,982 in 2004 through 2007 and $55,564 after 2007.

	December 31, 2002
Loans due 2003:
Residential Homes and consumer goods	$172,057
All Other	1,318,147

		$1,490,204
Loans due after 2003:
Variable interest rate	$211,778
Fixed interest rate	971,804

		$1,183,582
Allowance for loan losses		(37,328)

Net loans		$2,636,458

Other Market Risk

The Company does not have commodity price risks or derivative risks.

Credit Risk Management

Credit risk represents the risk that a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to insure the consistent application of the loan policy and standards. In addition, the Company has an internal loan review staff that operates independently of the affiliate banks. This review team performs periodic examinations of each bank’s loans for credit quality, documentation and loan administration. The respective regulatory authority of each affiliate bank also reviews loan portfolios.

Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 12.0% of total loans, with no history of significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses, (“ALL”) has been discussed prior in this analysis. Also, please see Table 4 for a five-year analysis of the allowance for loan losses. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $3.4 million at December 31, 2002, compared to a decrease of $7.3 million a year earlier. The major portion of nonperforming loans is due to three commercial loan customers. The Company’s nonperforming loans have not exceeded 0.50% of total loans in any of the last five years.

The Company had $5.0 million in other real estate owned as of December 31, 2002, compared to $6.5 million in 2001. The $5.0 million is primarily associated with one foreclosed credit. Loans past due more than 90 days totaled $7.7 million at December 31, 2002 compared to $11.0 million at December 31, 2001.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. In 2002, there was no reduction or deferral of interest due. The balance of restructured loans has declined to less than $1 million at December 31, 2002.

TABLE 18

LOAN QUALITY (in thousands)

	December 31
	2002		2001		2000		1999		1998
Nonaccrual loans	$9,723		$5,375		$10,239		$4,818		$9,454
Restructured loans	989		1,904		1,272		1,474		1,292

Total nonperforming loans	$10,712		$7,279		$11,511		$6,292		$10,746
Other real estate owned	4,989		6,466		2,038		2,017		728

Total nonperforming assets	$15,701		$13,745		$13,549		$8,309		$11,474

Loans past due 90 days or more	$7,672		11,031		$7,680		$4,998		$7,915
Reserve for Loans Losses	37,328		35,637		31,998		31,193		33,169

Ratios
Nonperforming loans as a % of loans	0.40%		0.26%		0.37%		0.22%		0.42%
Nonperforming assets as a % of loans plus other real estate owned	0.59		0.49		0.44		0.29		0.45
Nonperforming assets as a % of total assets	0.20		0.16		0.17		0.10		0.15
Loans past due 90 days or more as a % of loans	0.29		0.39		0.25		0.18		0.31
Reserve for Loan Losses a % of loans	1.40		1.27		1.04		1.10		1.30
Reserve for Loan Losses a multiple of nonperforming loans	3.48	x	4.90	x	2.78	x	4.96	x	3.09	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $3.7 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company, nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. These notes are rated A3 by Moody’s Investor Service and A- by Standard and Poors. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company has contractual obligations that require future cash payments. The amount of payments required under medium and long-term debt obligations and noncancellable property leases in 2003 is $20.4 million. Refer to the financial statements on page 46 for a further discussion on these contractual obligations.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2002 was $1.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company. Refer to pages 55 and 56 for a further discussion of these commercial commitments.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be in the future. The Company’s subsidiary banks are subject to various rules regarding payment of dividends to the Company. For the most part, all banks can pay dividends at least equal to their current year’s earnings without seeking prior regulatory approval. From time to time, approvals have been requested to allow a subsidiary bank to pay a dividend in excess of its current earnings. All such requests have been approved.

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to: the risk of fraud by employees or persons outside the Company; the execution of unauthorized transactions by employees or others; errors relating to transaction processing and systems; and, breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of recently imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002.

The Company operates in many markets and places reliance on the ability of its employees and systems to properly process a high number of transactions. In the event of a breakdown in the internal control systems, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management maintains a system of internal controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.

The Company maintains systems of controls that provide management with timely and accurate information about the Company’s operations. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. In certain cases, the Company has experienced losses from operational risk. Such losses have included the effects of operational errors that the Company has discovered and included as expense in the statement of income. While there can be no assurance that the Company will not suffer such losses in the future, management continually monitors and improves its internal controls, systems and corporate-wide processes and procedures. Furthermore, management believes the plans to streamline the organization through, further systems integration and policies enacted to push down reporting accountabilities further in the organization have improved the Company’s ability to identify and limit operational risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31
	2002	2001
ASSETS
Loans:
Commercial, financial and agricultural	$1,364,744	$1,448,939
Consumer	823,779	912,373
Real estate	477,117	445,622
Leases	8,146	7,454
Allowance for loan losses	(37,328)	(35,637)

Net loans	$2,636,458	$2,778,751
Securities available for sale:
U. S. Treasury and agencies	1,687,186	1,891,591
U. S. Treasury and agencies pledged to creditors	1,221,533	1,275,346
State and political subdivisions	328,152	133,421
Mortgage-backed	369,652	254,295
Commercial paper and other	113,373	424,194

Total securities available for sale	$3,719,896	$3,978,847
Securities held to maturity:
State and political subdivisions (market value of $418,264 and $553,207, respectively)	402,419	542,447
Federal funds sold	11,226	31,993
Securities purchased under agreements to resell	106,605	89,852
Trading securities and other	73,308	84,962

Total earning assets	$6,949,912	$7,506,852
Cash and due from banks	691,703	790,675
Bank premises and equipment, net	230,678	240,656
Accrued income	58,261	60,661
Goodwill on purchased affiliates	54,761	52,974
Other intangibles	6,819	8,853
Other assets	43,425	70,263

Total assets	$8,035,559	$8,730,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,811,007	$2,109,285
Interest-bearing demand and savings	2,734,270	3,064,853
Time deposits under $100,000	853,958	874,195
Time deposits of $100,000 or more	447,712	327,177

Total deposits	$5,846,947	$6,375,510
Federal funds purchased	—	—
Securities sold under agreement to repurchase	1,209,770	1,288,638
Short-term debt	94,721	173,046
Long-term debt	26,302	27,388
Accrued expenses and taxes	45,445	51,443
Other liabilities	9,574	46,332

Total liabilities	$7,232,759	$7,962,357

Common stock, $1.00 par, Authorized 33,000,000 shares, 27,528,365 and 27,528,365 shares issued, respectively	$27,528	$27,528
Capital surplus	726,368	726,347
Retained earnings	240,295	200,780
Accumulated other comprehensive income	23,678	22,526
Treasury stock, 5,545,396 and 5,326,917 shares, at cost, respectively	(215,069)	(206,113)
Unearned ESOP shares	—	(2,491)

Total shareholders’ equity	$802,800	$768,577

Total liabilities and shareholders’ equity	$8,035,559	$8,730,934

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except share and per share data)

	Year Ended December 31
	2002	2001	2000
INTEREST INCOME
Loans	$161,356	$225,879	$255,581
Securities
Securities available for sale—Taxable interest	$100,548	$119,171	$123,873
Securities available for sale—Tax exempt interest	6,228	2,025	50
Securities held to maturity—Taxable interest	307	395	551
Securities held to maturity—Tax exempt interest	20,187	26,194	31,036

Total securities income	$127,270	$147,785	$155,510

Federal funds and resell agreements	$3,129	$7,619	$15,193
Trading securities and other	2,728	3,593	4,501

Total interest income	$294,483	$384,876	$430,785

INTEREST EXPENSE
Deposits	$59,407	$107,927	$132,555
Federal funds and repurchase agreements	14,291	32,187	59,048
Short-term debt	880	3,075	2,734
Long-term debt	1,874	1,958	2,040

Total interest expense	$76,452	$145,147	$196,377

Net interest income	$218,031	$239,729	$234,408
Provision for loan losses	16,738	14,745	9,201

Net interest income after provision for loan losses	$201,293	$224,984	$225,207

NONINTEREST INCOME
Trust fees	$44,546	$56,437	$56,604
Securities processing	45,847	30,203	17,864
Trading and investment banking	17,937	18,097	14,116
Service charges on deposit accounts	58,879	53,468	49,340
Other service charges and fees	32,367	30,357	30,078
Bankcard fees	18,964	18,099	15,090
Gains on sales of securities available for sale, net	3,158	1,875	11
Other	10,508	14,987	14,120

Total noninterest income	$232,206	$223,523	$197,223

NONINTEREST EXPENSE
Salaries and employee benefits	$203,458	$198,684	$183,994
Occupancy, net	23,937	23,778	21,884
Equipment	44,367	50,685	48,130
Supplies and services	23,998	21,366	22,671
Marketing and business development	14,836	14,834	19,004
Processing fees	19,380	16,813	15,327
Legal and consulting	5,839	8,565	8,275
Amortization of goodwill on purchased affiliates	—	5,650	5,846
Amortization of intangibles	2,034	1,803	1,314
Other	23,100	27,195	27,315

Total noninterest expense	$360,949	$369,373	$353,760

Minority interest in loss of consolidated subsidiary	$—	$11,800	$19,437

Income before income taxes	$72,550	$90,934	$88,107
Income tax expense	15,377	25,704	22,996

Net income	$57,173	$65,230	$65,111

Net income per share—basic	$2.59	$2.95	$2.91
Net income per share—diluted	2.58	2.95	2.91
Weighted average shares outstanding	22,064,508	22,145,787	22,335,109

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2002	2001	2000
Operating Activities
Net income	$57,173	$65,230	$65,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,738	14,745	9,201
Depreciation and amortization	33,617	38,665	39,186
Impairment charge for premises and equipment	—	3,800	—
Minority interest in net loss of subsidiary	—	(11,800)	(19,437)
Deferred income taxes	(2,427)	(1,774)	(836)
Net decrease/(increase) in trading securities and other earning assets	11,654	(4,298)	(3,590)
Gains on sales of securities available for sale	(3,158)	(1,875)	(11)
Gains on sales of disposition of interest in subsidiary	—	(1,699)	—
Amortization of securities premiums, net of discount accretion	7,555	(11,752)	(1,542)
Earned ESOP shares	2,491	2,500	2,500
Changes in, net of acquisition
Accrued income	2,400	11,904	2,719
Accrued expenses and taxes	(4,254)	(4,254)	15,317
Other assets and liabilities, net	(14,288)	(14,578)	(1,931)

Net cash provided by operating activities	$107,501	$84,814	$106,687

Investing Activities
Proceeds from maturities of securities held to maturity	$138,229	$151,189	$99,594
Proceeds from sales of securities available for sale	216,717	102,488	45,557
Proceeds from maturities of securities available for sale	16,607,874	26,938,184	8,169,087
Purchases of securities held to maturity	(160)	(975)	(50,215)
Purchases of securities available for sale	(16,566,368)	(28,549,061)	(7,486,885)
Net decrease/(increase) in loans	125,809	249,093	(241,203)
Net decrease/(increase) in fed funds and resell agreements	4,014	37,200	(28,412)
Investment in consolidated subsidiary	(1,787)	—	—
Investment capital contributed to consolidated subsidiary	—	—	57,536
Purchases of bank premises and equipment	(23,736)	(32,003)	(43,591)
Net change in unsettled securities transaction	2,078	(39,129)	50,021
Deconsolidation of subsidiary	—	(390)	—
Purchase of financial organization, net of cash received	—	(26,015)	—
Proceeds from sales of bank premises and equipment	4,296	533	338

Net cash provided by (used in) investing activities	$506,966	$(1,168,886)	$571,827

Financing Activities
Net increase (decrease) in demand and savings deposits	$(628,862)	$443,037	$236,964
Net increase (decrease) in time deposits	100,298	(2,730)	(225,695)
Net increase (decrease) in fed funds/ repurchase agreements	(78,868)	378,883	(507,608)
Net change in short term debt	(78,325)	102,720	72,184
Proceeds from long term debt	2,500	3,700	2,615
Repayment of long term debt	(3,586)	(3,353)	(13,478)
Cash dividends	(17,658)	(17,000)	(17,134)
Proceeds from exercise of stock options and sales of treasury shares	598	787	311
Purchases of treasury stock	(9,533)	(6,624)	(17,457)

Net cash provided by (used in) financing activities	$(713,436)	$899,420	$(469,298)

Increase/(Decrease) in cash and due from banks	$(98,969)	$(184,652)	$209,216
Cash and due from banks at beginning of period	790,672	975,324	766,108

Cash and due from banks at end of period	$691,703	$790,672	$975,324

Supplemental disclosures:
Income taxes paid	$16,671	$29,629	$20,563
Total interest paid	81,076	150,673	197,096

Note:  Certain noncash transactions regarding the application of SFAS No. 115, guaranteed ESOP debt transactions and common stock issued for acquisitions and stock dividends are disclosed in the accompanying financial statements and notes to financial statements.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP	Total
Balance—January 1, 2000	$26,472	$683,410	$148,728	$(12,836)	$(183,292)	$(7,491)	$654,991
Comprehensive Income:
Net income	—	—	65,111	—	—	—	65,111
Other comprehensive income—change in unrealized gains on securities of $23,272 net of tax of $8,653, and the reclassification adjustment for gains included in net income of $11 net of tax $4	—	—	—	14,612	—	—	14,612

Total comprehensive income							$79,723
Cash dividends ($0.76 per share)	—	—	(17,134)	—	—	—	(17,134)
Earned ESOP shares	—	—	—	—	—	2,500	2,500
Purchase of treasury stock	—	—	—	—	(17,457)	—	(17,457)
Sale of treasury stock	—	—	—	—	2	—	2
Exercise of stock options	—	(190)	—	—	499	—	309

Balance—December 31, 2000	$26,472	$683,220	$196,705	$1,776	$(200,248)	$(4,991)	$702,934
Comprehensive Income:
Net income	—	—	65,230	—	—	—	65,230
Other comprehensive income—change in unrealized gains on securities of $33,794, net of tax $11,825 and the reclassification adjustment for gains included in net income of $1,875 net of tax $856	—	—	—	20,750	—	—	20,750

Total comprehensive income							$85,980
Cash dividends ($0.76 per share)	—	—	(17,000)	—	—	—	(17,000)
Stock dividend (5%)	1,056	43,099	(44,155)	—	—	—	—
Earned ESOP shares	—	—	—	—	—	2,500	2,500
Purchase of treasury stock	—	—	—	—	(6,624)	—	(6,624)
Sale of treasury stock	—	—	—	—	38	—	38
Exercise of stock options	—	28	—	—	721	—	749

Balance—December 31, 2001	$27,528	$726,347	$200,780	$22,526	$(206,113)	$(2,491)	$768,577
Comprehensive Income:
Net income	—	—	57,173	—	—	—	57,173
Other comprehensive income—change in unrealized gains on securities of $4,958, net of tax $1,785 and the reclassification adjustment for gains included in net income of $3,158 net of tax $1,137	—	—	—	1,152	—	—	1,152

Total comprehensive income							$58,325
Cash dividends ($0.80 per share)	—	—	(17,658)	—	—	—	(17,658)
Earned ESOP shares	—	—	—	—	—	2,491	2,491
Purchase of treasury stock	—	—	—	—	(9,533)	—	(9,533)
Sale of treasury stock	—	—	—	—	27	—	27
Exercise of stock options	—	21	—	—	550	—	571

Balance—December 31, 2002	$27,528	$726,368	$240,295	$23,678	$(215,069)	$—	$802,800

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

The Company is a multi-bank holding company, which offers a wide range of banking services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

Consolidation

The Company and its subsidiaries are included in the consolidated financial statements (reference hereinafter to the “Company” in these Notes to Financial Statements include wholly owned subsidiaries). Intercompany accounts and transactions have been eliminated. The consolidated statements of income for the period from January 1, 2001 to May 18, 2001 and for the year-ended December 31, 2000 include the results of eScout LLC, a partially-owned subsidiary of the Company. According to the terms of eScout’s operating agreement, operating losses have been allocated to the outside minority investors. As a result, these losses have been eliminated through minority interest in loss of consolidated subsidiary. On May 18, 2001, the Company sold a portion of its ownership of eScout, reducing its ownership interest. As a result, the Company’s investment in eScout is being accounted for using the equity method from that time.

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

Loans

Affiliate banks enter into lease financing transactions that are generally recorded under the financing method of accounting. Income is recognized on a basis that results in an approximate level rate of return over the life of the lease.

A loan is considered to be impaired when management believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation allowance equal to the carrying amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan’s effective rate, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Real estate and consumer loans are collectively evaluated for impairment. Commercial loans are evaluated for impairment on a loan-by-loan basis.

The adequacy for the allowance for loan losses is based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, determination of the existence and realizable value of the collateral and guarantees securing such loans. The

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

actual losses, notwithstanding such considerations, however, could differ significantly from the amounts estimated by management.

Securities

Debt securities available for sale principally include U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in accumulated other comprehensive income until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

Securities held to maturity are carried at amortized historical cost based on management’s intention, and the Company’s ability, to hold them to maturity. The Company classifies most securities of state and political subdivision as held to maturity. Certain significant unforeseeable changes in circumstances may cause a change in the intent to hold these securities to maturity. For example, such changes may include deterioration in the issuer’s credit-worthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

Trading securities, generally acquired for subsequent sale to customers, are carried at market value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income. Interest income on trading securities is included in income from earning assets.

Goodwill and Other Intangibles

Effective January 1, 2002 goodwill and other intangibles are accounted for under SFAS No. 142. Prior to January 1, 2002, goodwill and other intangibles were amortized using the straight-line method over periods up to 40 years. As a result of the adoption of SFAS No. 142, the Company has segregated goodwill acquired from prior acquisitions into the separate line items of goodwill and other intangibles in the accompanying consolidated balance sheets. Goodwill is no longer amortized but is tested for impairment annually. Effective January 1, 2002 the Company performed the transitional impairment test of goodwill in accordance with SFAS No. 142; which resulted in no impairment charge. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment test performed on that date no impairment charge was recorded. Other intangible assets are amortized over a period of 10 years.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on accelerated methods. Bank premises are depreciated over 20 to 40-year lives, while equipment is depreciated over lives of 3 to 20 years.

Impairment of Long-Lived Assets

Long-lived assets, including premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Taxes

The Company recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on the liability method and represents the change in the deferred income tax accounts during the year, including the effect of enacted tax rate changes.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the diluted effect of issueable stock options outstanding during each year. All share and per share data have been restated for the 5% stock dividend declared October 18, 2001.

Reclassification

Certain reclassifications were made to the 2001 and 2000 consolidated financial statements to conform to the current year presentations.

Accounting for Stock-Based Compensation

Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plan. The table below in accordance with SFAS No. 148 “Accounting for Stock Based Compensation—Transition and Disclosure, an Amendment to FASB Statement 123”, discloses the effect on the Company’s net income and per share data for the years ended December 31, 2002, 2001 and 2000 had compensation costs for the Company’s plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”.

The table below also discloses the weighted average risk-free interest rate, expected option life, expected volatility and the expected dividend yield used to determine the estimated fair value of options granted using the Black-Scholes pricing model under the Company’s plans for options granted during the years ended  December 31, 2002, 2001 and 2000.

	Year Ended December 31
	2002	2001	2000
Net income, as reported	$57,173	$65,230	$65,111
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	355	323	262

Pro forma net income	$56,818	$64,907	$64,849

Earnings per share:
Basic-as reported	$2.59	$2.95	$2.91
Basic—pro forma	2.58	2.93	2.91
Diluted—as reported	2.58	2.95	2.91
Diluted—pro forma	2.56	2.93	2.90
Black-Scholes pricing model
Weighted average risk-free interest rate	3.69%	5.19%	5.17%
Expected option life in years	8.75	8.75	8.75
Expected volatility	20.44	19.71	19.62
Expected dividend yield	2.05	2.05	2.14

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and No. 138. This Statement as amended requires entities to recognize all derivatives as either assets or liabilities in its financial statements and to measure such instruments at their fair value. The Statements were effective for the Company’s consolidated financial statements as of January 1, 2001. The Company has adopted the Statements and they did not have a significant impact on the consolidated financial statements upon adoption.

Accounting for Financial Assets and Extinguishments of Liabilities    In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Certain provisions of SFAS No. 140 relating to pledged collateral, securitized financial assets and retained interest in securitized financial assets were effective for the Company’s consolidated financial statements as of December 31, 2000. The remainder of the Statement was effective for transactions occurring after March 31, 2001. The Company has adopted this Statement and it did not have a material impact on its consolidated financial statements.

Accounting for Business Combinations and Intangible Assets    In June 2001, the FASB issued SFAS No. 141 “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Business combinations consummated subsequent to June 30, 2001 are accounted for under the provisions of the new statement. SFAS No. 142, which was effective for the Company on January 1, 2002, requires among other things, the discontinuance of goodwill amortization. In addition, the Statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and identification of reporting units for the purpose of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. Effective January 1, 2002 the Company has discontinued the amortization of goodwill. The related goodwill amortization expense was $5,650,000 and $5,846,000 for the years-ended 2001 and 2000 respectively. Management has evaluated goodwill for impairment and did not record an impairment charge on the Company’s consolidated financial statements.

Accounting for Asset Retirement Obligations    In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement establishes accounting standard for recognition and measurement of a liability for asset retirement obligation and the associated asset retirement costs. This statement will be effective for the Company’s fiscal year ended December 31, 2003. Implementation of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets    In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held until it is disposed of. To resolve implementation issues this statement requires that the depreciable life of long lived assets to the abandoned be revised in accordance with APB opinion No. 20, “Accounting Changes” and amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions”, to require that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The effective date of this statement is for all fiscal years after December 31, 2001. Implementation of this statement on  January 1, 2002 did not have a material effect on the Company’s consolidated financial statements.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections    In April, 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and Technical Corrections”. This statement rescinds the following pronouncements: FASB Statement No. 4, 44 and 64. This Statement also amends APB Opinion No. 30 and FASB Statements No. 13, 15, 22 and 144. This Statement also makes technical corrections to APB Opinion No. 28 and 30, and FASB Statements 13, 19 and 66. The effective date of this statement was May 15, 2002. Implementation of the statement did not to have a material effect on the Company’s consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities    In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement applies to costs associated with an exit activity that does not involve newly acquired business or a disposal activity covered by SFAS No. 144. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. Implementation of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Acquisitions of Certain Financial Institutions    In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions”. This Statement addresses the financial accounting and reporting for the acquisition of all or part of financial institutions and removes the acquisition from the scope of SFAS No. 72. This Statement is in effect for all acquisitions after October 1, 2002. Implementation of this statement did not to have a material effect on the Company’s consolidated financial statements.

Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition from an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Statement is effective for fiscal years ending December 31, 2002. The Company has included the required disclosures in the notes to these financial statements and plans to continue accounting for stock-based compensation under APB Opinion No. 25.

Accounting for Guarantees    In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002 and have been implemented herein. The Company will adopt the measurement provisions of FIN No. 45 as required in 2003 and does not expect a material impact on the consolidated financial statements.

Consolidation of Variable Interest Entities    In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. The interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company will adopt the provisions of FIN No. 46 in 2003 and does not expect a material impact on the consolidated financial statements based on the current structure of the Company.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. ALLOWANCE FOR LOAN LOSSES

This table provides an analysis of the allowance for loan losses for the three years ended December 31, 2002 (in thousands)

	Year Ended December 31
	2002	2001	2000
Allowance—beginning of year	$35,637	$31,998	$31,193
Additions(deductions):
Charge-offs	$(18,360)	$(16,760)	$(11,933)
Recoveries	3,313	5,654	3,537

Net charge-offs	$(15,047)	$(11,106)	$(8,396)

Provision charged to expense	16,738	14,745	9,201

Allowance—end of year	$37,328	$35,637	$31,998

IMPAIRED LOANS UNDER SFAS 114

This table provides an analysis of impaired loans for the three years ended December 31, 2002 (in thousands)

	Year Ended December 31
	2002	2001	2000
Total impaired loans as of December 31	$8,269	$3,891	$10,676
Amount of impaired loans which have a related allowance	1,491	1,426	1,602
Amount of related allowance	1,491	883	829
Remaining impaired loans with no allowance	6,778	2,465	9,074
Average recorded investment in impaired loans during year (approximately)	$12,708	$7,474	$7,671

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. SECURITIES AVAILABLE FOR SALE

This table below provides detailed information for securities available for sale at December 31, 2002 and 2001 (in thousands)

2002	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$1,160,226	$18,842	$(86)	$1,178,982
U.S. Agencies	1,722,060	8,166	(489)	1,729,737
Mortgage-backed	363,293	6,459	(100)	369,652
State and political subdivisions	323,640	5,100	(588)	328,152
Commercial paper	105,735	—	—	105,735
Federal Reserve Bank stock	6,726	—	—	6,726
Equity and other	912	—	—	912

Total	$3,682,592	$38,567	$(1,263)	$3,719,896

2001
U.S. Treasury	$1,096,430	$20,378	$(1,171)	$1,115,637
U.S. Agencies	2,038,225	13,822	(748)	2,051,299
Mortgage-backed	251,260	3,470	(435)	254,295
State and political subdivisions	133,285	675	(539)	133,421
Commercial paper	415,937	—	—	415,937
Federal Reserve Bank stock	6,697	—	—	6,697
Equity and other	1,629	—	(68)	1,561

Total	$3,943,463	$38,345	$(2,961)	$3,978,847

The following table presents contractual maturity information for securities available for sale at December 31, 2002.
			Amortized Cost	Fair Value
			(in thousands)
Due in 1 year or less			$2,426,649	$2,441,214
Due in 1 year through 5 years			741,153	757,009
Due after 5 years through 10 years			35,582	36,171
Due after 10 years			2,542	2,477
Total			$3,205,926	$3,236,871
Mortgage-backed securities			363,293	369,652
Commercial paper			105,735	105,735
Equity securities and other			7,638	7,638

Total securities available for sale			$3,682,592	$3,719,896

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities available for sale with a market value of $3,100,337,000 at December 31, 2002 and $2,983,589,000 at December 31, 2001 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

During 2002, proceeds from the sales of securities available for sale were $216,717,000 compared to $102,488,000 for 2001. Securities transactions resulted in gross realized gains of $3,334,000 for 2002, $1,876,000 for 2001 and $12,000 for 2000. The gross realized losses were $176,000 for 2002, $1,000 for 2001 and $1,000 for 2000.

The net realized gains on trading securities at December 31, 2002 and 2001 were $73,300 and $134,500 respectively, and were included in trading and investment banking income.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

SECURITIES HELD TO MATURITY

The table below provides detailed information for securities held to maturity at December 31, 2002 and 2001 (in thousands)

	December 31			Fair Value
2002	Amortized Cost	Unrealized Gains	Unrealized Losses
State and political subdivisions	$402,419	$15,866	$(21)	$418,264

2001
State and political subdivisions	$542,447	$10,905	$(145)	$553,207

The following table presents contractual maturity information for securities held to maturity at December 31, 2002.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$98,252	$99,830
Due after 1 year through 5 years	303,817	318,066
Due after 5 years through 10 years	350	368

Total securities held to maturity	$402,419	$418,264

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2002; however, during 2001 and 2000 proceeds from sales of securities held to maturity were $116,000 and $229,000, respectively.

Securities held to maturity and some municipals available for sale with a market value of $658,178,000 at December 31, 2002 and $636,867,000 at December 31, 2001 were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $106,605,000 and $89,852,000 at December 31, 2002 and 2001, respectively. Of those balances, $67,433,000 and $15,928,000, respectively, were resold under repurchase agreements.

6. LOANS TO OFFICERS AND DIRECTORS

Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 2002 and 2001, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands)

	Year Ended December 31
	2002	2001
Balance—beginning of year	$174,392	$183,507
New loans	46,693	1,160,556
Repayments	(107,043)	(1,169,671)

Balance—end of year	$114,042	$174,392

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. GOODWILL AND OTHER INTANGIBLES

The effect of the cessation of goodwill amortization, pursuant to SFAS No. 142 is summarized for the three years ended December 31, 2002, 2001 and 2000

	Year Ended December 31
	2002	2001	2000
Reported net income	$57,173	$65,230	$65,111
Goodwill amortization	—	5,650	5,846

Adjusted net income	$57,173	$70,880	$70,957

Reported basic earnings per share	$2.59	$2.95	$2.91
Goodwill amortization	—	0.26	0.27

Adjusted basic earnings per share	$2.59	$3.21	$3.18

Changes in the carrying amount of goodwill for the year ended: December 31, 2002 by operating segment are as follows
	Community Banking	Trust and Securities Processing	Total
Balances as of January 1, 2002	$34,743	$18,231	$52,974
Goodwill acquired during the period	—	1,787	1,787

Balances as of December 31, 2002	$34,743	$20,018	$54,761

Following are the intangible assets that continue to be subject to amortization: (in thousands)
	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles assets	$16,777	$16,228	$549
Other intangible assets	7,200	930	6,270

Total	$23,977	$17,158	$6,819

	Year Ended December 31
	2002	2001	2000
Aggregate amortization expense	$2,034	$1,803	$1,314

Estimated amortization expense of intangible assets in future years:

For the year ended December 31, 2003	$1,218
For the year ended December 31, 2004	754
For the year ended December 31, 2005	754
For the year ended December 31, 2006	754
For the year ended December 31, 2007	754

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2002	2001
Land	$39,750	$42,341
Buildings and leasehold improvements	233,464	229,055
Equipment	245,886	240,629

	$519,100	$512,025
Accumulated depreciation	(288,422)	(271,369)

Bank premises and equipment, net	$230,678	$240,656

Included in the results for 2001 was a year-end charge of approximately $3.8 million related to the write-off and disposition of certain non-strategic assets, primarily real estate. The Company is in the final stages of consolidating and improving its downtown campus.

Consolidated rental and operating lease expenses were $4,301,000 in 2002, $5,444,000 in 2001 and $4,449,000 in 2000. Consolidated bank premises and equipment depreciation and amortization expenses were $31,583,000 in 2002, $31,212,000 in 2001 and $32,026,000 in 2000. Minimum rental commitments as of December 31, 2002 for all non-cancelable operating leases are: 2003—$4,774,000; 2004—$3,676,000; 2005—$3,346,000; 2006—$2,847,000; 2007—$2,574,000; and thereafter—$12,702,000.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. BORROWED FUNDS

The components of the Company’s short-term and long-tem debt are as follows (in thousands ):

	December 31
	2002	2001
Short-term debt
U. S. Treasury demand notes and other	$94,721	$173,046

Long-term debt
7.30% senior notes due 2003	$15,000	$15,000
ESOP debt guarantee	—	3,002
Regional Housing Commission Development	100	—
Federal Home Loan Bank 5.97% due 2017	2,341	—
Federal Home Loan Bank 5.89% due 2014	3,295	3,476
Federal Home Loan Bank 5.84% due 2009	3,401	3,568
Federal Home Loan Bank 7.13% due 2010	1,385	1,526
Federal Home Loan Bank 7.61% due 2015	780	816

Total long-term debt	$26,302	$27,388

Total borrowed funds	$121,023	$200,434

Aggregate annual repayments of long-term debt at December 31, 2002 are as follows (in thousands):

2003	$15,668
2004	714
2005	764
2006	817
2007	873
Thereafter	7,466

Total	$26,302

Long-term debt represents direct, unsecured obligations of the parent company and secured obligation of affiliate banks. The senior note due February 24, 2003 cannot be reduced prior to stated maturity.

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes requires monthly principal and interest payments.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2002 was $1,209,770,000 (with accrued interest payable of $31,000). Of that amount, $67,433,000 represented sales of securities in which the securities were obtained under reverse repurchase agreements (“resell agreements”). The remainder of $1,142,337,000 represented sales of U.S. Treasury and agency securities obtained from the Company’s securities portfolio. The amount outstanding at December 31, 2001, was $1,288,638,000 (with accrued interest payable of $337,000) of that amount, $15,610,000 represented sales of securities under resell agreements. The carrying amounts and market values of the securities and the related repurchase liabilities and

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2002 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
	(in thousands)
On Demand	$1,151,793	$1,141,388	0.84%
2 to 30 days	50	50	1.69
31 to 90 days	590	582	1.84
over 90 days	312	317	3.12

Total	$1,152,745	$1,142,337	0.84%

10. REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2002, approximately $10,737,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2002, this amount averaged $55,029,000, compared to $94,273,000 in 2001.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2002, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company’s actual ratios at that date were 17.98% and 18.88%, respectively. The company’s leverage ratio at December 31, 2002, was 10.04%.

As of December 31, 2002, the most recent notification from the Office of Comptroller of the Currency categorized the Company’s all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its largest banks are as follows:

	2002
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 Capital:
UMB Financial Corporation	$717,542	17.98%	$159,667	4.00%	$239,501	6.00%
UMB Bank, n. a.	481,501	13.74	140,149	4.00	210,223	6.00
UMB National Bank of America	69,062	38.64	7,148	4.00	10,723	6.00
Total Capital:
UMB Financial Corporation	753,692	18.88	319,335	8.00	399,169	10.00
UMB Bank, n. a.	510,339	14.57	280,298	8.00	350,372	10.00
UMB National Bank of America	70,893	39.67	14,297	8.00	17,871	10.00
Tier 1 Leverage
UMB Financial Corporation	717,542	10.04	285,860	4.00	357,325	5.00
UMB Bank, n. a.	481,501	7.85	245,434	4.00	306,793	5.00
UMB National Bank of America	69,062	12.93	21,360	4.00	26,700	5.00

	2001
Tier 1 Capital:
UMB Financial Corporation	$684,224	15.18%	$180,302	4.00%	$270,453	6.00%
UMB Bank, n. a.	470,215	11.50	163,545	4.00	245,217	6.00
UMB National Bank of America	65,106	34.78	7,487	4.00	11,231	6.00
Total Capital:
UMB Financial Corporation	719,861	15.97	360,603	8.00	450,754	10.00
UMB Bank, n. a.	497,279	12.16	327,089	8.00	450,862	10.00
UMB National Bank of America	66,948	35.77	14,975	8.00	18,718	10.00
Tier 1 Leverage
UMB Financial Corporation	684,224	9.22	296,957	4.00	371,196	5.00
UMB Bank, n. a.	470,215	7.29	258,036	4.00	322,545	5.00
UMB National Bank of America	65,106	12.24	21,277	4.00	26,596	5.00

11. EMPLOYEE BENEFITS

The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. These plans are for the benefit of substantially all eligible officers and employees of the Company and its

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

subsidiaries. Contributions to these plans were $3,052,000 in 2002, 2001 and 2000. In 1996, the Employee Stock Ownership Plan (“ESOP”) borrowed $17 million to purchase common stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company’s shareholders’ equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company’s ESOP contribution that funded principal repayments and the payment of interest expense were recorded accordingly in the consolidated financial statements. The ESOP loan was fully paid in 2002.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $2,225,000 for 2002, $2,114,000 for 2001 and $1,868,000 for 2000.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the “2002 Plan”), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. All options that are issued under the plan are in effect for 10 years (except for any option granted to a person holding more than 10% of the Company’s stock, in which case the option is in effect for five years) and cannot be exercised until at least four years 11 months after the date they are granted. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiary. The Board salary and stock option committee is empowered to issue such incentive options under an agreement that accelerates the exercise period for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at no less than 100% of fair market value at date of grant. The plan terminates April 17, 2012. The table below discloses the information relating to the options granted in 2002 under this plan.

Stock Options Under the 2002 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Granted	82,796	$38.11 to $41.93	$38.24
Outstanding—December 31, 2002	82,796	$38.11 to $41.93	$38.24
Exercisable—December 31, 2002	—	—	—

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the “1992 plan”), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. Of the options granted prior to 1998, 40% are exercisable two years from the date of the grant and are thereafter exercisable in 20% increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at not less than 100% of fair market value at date of grant. No further options may be granted under the 1992 plan.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity in the 1992 Plan for the three years ended December 31, 2002 is summarized in the table below:

Stock Options Under the 1992 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Outstanding—January 1, 2000	222,083	$22.47 to $47.95	$34.47
Granted	55,182	32.91 to 36.21	33.14
Canceled	(19,254)	22.58 to 43.66	33.50
Exercised	(2,765)	24.78 to 34.43	28.47

Outstanding—December 31, 2000	255,246	$22.47 to $47.95	$34.23

Exercisable—December 31, 2000	91,227	$22.47 to $47.95	$31.07

Granted	80,106	40.02 to 44.02	40.14
Canceled	(22,016)	22.58 to 43.06	37.22
Exercised	(21,923)	22.55 to 34.91	29.39

Outstanding—December 31, 2001	291,413	$24.01 to $47.96	$35.98

Exercisable—December 31, 2001	76,747	$22.47 to $47.96	$32.03

Canceled	(19,443)	24.02 to 47.96	38.68
Exercised	(19,619)	22.58 to 43.59	29.16

Outstanding—December 31, 2002	252,351	$22.47 to $44.02	$36.30

Exercisable—December 31, 2002	61,635	$22.47 to $43.69	$33.27

The 1981 Incentive Stock Option Plan (the “1981 Plan”) was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as that described for the 1992 Plan. Activity in the 1981 Plan for the two years ended December 31, 2001, is summarized in the following table:

Stock Options Under the 1981 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share

Outstanding—January 1, 2000	21,952	$15.31 to $20.90	$16.62
Canceled	(847)	15.33 to 15.33	15.33
Exercised	(16,019)	15.31 to 15.37	15.33

Outstanding—December 31, 2000	5,086	$20.89 to $20.90	$20.89
Exercisable—December 31, 2000	5,086	$20.89 to $20.90	$20.89
Exercised	(5,086)	$20.89 to $20.90	$20.89

Outstanding—December 31, 2001	—

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The table below shows the stock options outstanding and exercisable as of December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$24.23 to $24.26	6,488	1 year	$24.26	6,488	$24.26
22.57 to 22.58	7,590	2 year	22.58	7,590	22.58
31.23 to 31.25	11,832	3 year	31.24	11,832	31.24
30.17 to 30.41	15,471	4 year	30.33	15,471	30.33
43.34 to 47.96	20,254	5 year	43.59	20,254	43.59
38.73 to 42.79	31,675	6 year	39.18	—	—
34.58 to 38.41	38,403	7 year	35.15	—	—
32.60 to 36.20	46,157	8 year	33.10	—	—
40.02 to 44.02	74,481	9 year	40.15	—	—
38.11 to 41.93	82,796	10 year	38.24	—	—

	335,147			61,635

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into four major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Lines of business financial results produced by the Company’s internal management accounting system are evaluated regularly in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each line of business using methodologies which are constantly being refined. The Business Segments were redefined at the end of 2002, adding the Investment Services Group (described below) in the place of the Investment Banking segment used in previous reports on Business Segments. With the acquisition of Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.), revenues resulting from mutual fund back office activities have created a need to recognize the Investment Services Group as a line of business. The Investment Banking segment shown in previous reports on Business Segments consists primarily of the Company’s investment portfolio, and is now allocated to the Business Segments shown below.

For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2002. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines. Noninterest income and noninterest expense directly attributable to a line of business is assigned to that line of business. Direct expenses incurred by areas whose services support the overall Company, and corporate overhead, are allocated to the Business Segments based on the ratio of an individual Business Segment’s noninterest expenses to total noninterest expense incurred by all business lines. Equity is allocated based on credit, operational and business risks.

Commercial Banking    serves medium and small businesses, corporate businesses and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.

Community Banking    delivers a full range of products and services through the Company’s affiliate bank and branch network. Community Banking is a major provider of funds for the Company. Emphasis on

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

controlling interest expense and noninterest expense has resulted in steadily improved earnings for the three periods shown.

Trust and Wealth Management provides estate planning, trust, employee benefit and asset management services to individuals and corporate customers. The private client services division offers full trust and personal banking services to high net worth individuals.

Investment Services Group provides a full range of mutual fund services, including fund administration and accounting, transfer agency, distribution services, marketing, shareholder communications, custody and cash management. Certain revenues from this segment are subject to the performance of the equity markets, as is evident when comparing results of 2001 to 2000.

Other includes divested business lines and miscellaneous other items of a corporate nature not allocated to specific business lines.

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Banking			Community Banking
	2002	2001	2000	2002	2001	2000
	(dollars in thousands)
EARNINGS SUMMARY
Interest Income	$98,097	$123,736	$119,293	$174,155	$244,159	$281,420
Interest Expense	14,829	24,116	15,934	54,688	117,178	171,827

Net Interest Income	$83,268	$99,620	$103,359	$119,467	$126,981	$109,593
Provision for Loan Losses	8,780	8,421	4,865	7,958	6,324	4,336
Noninterest income	56,560	47,168	36,332	91,301	108,263	106,541
Noninterest expense	91,133	84,628	69,254	195,055	223,637	232,982

Net Income before taxes	$39,915	$53,739	$65,572	$7,755	$5,283	$(21,184)
Income Taxes	8,460	15,190	17,115	1,644	1,493	(5,529)

Net Income	$31,455	$38,549	$48,457	$6,111	$3,790	$(15,654)

Average Assets	$3,025,084	$2,680,438	$1,835,738	$4,146,547	$4,434,098	$6,044,865

	Trust and Wealth Management			Investment Services Group
	2002	2001	2000	2002	2001	2000
	(dollars in thousands)
EARNINGS SUMMARY
Interest Income	$21	$(147)	$(23)	$22,210	$16,626	$28,882
Interest Expense	—	(32)	(45)	6,935	3,823	8,620

Net Interest Income	$21	$(115)	$22	$15,275	$12,803	$20,262
Provision for Loan Losses	—	—		—		—
Noninterest income	64,928	48,670	32,896	19,417	18,235	20,492
Noninterest expense	54,381	30,690	23,081	20,380	16,991	6,872

Net Income before taxes	$10,568	$17,865	$9,837	$14,312	$14,047	$33,882
Income Taxes	2,240	5,050	2,567	3,033	3,971	8,844

Net Income	$8,328	$12,815	$7,270	$11,279	$10,076	$25,038

Average Assets	$39,229	$4,945	$315	$709,044	$386,894	$836,928

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Other			Total Consolidated Company
	2002	2001	2000	2002	2001	2000
	(dollars in thousands)
EARNINGS SUMMARY
Interest Income	$—	$502	$1,213	$294,483	$384,876	$430,785
Interest Expense	—	62	41	76,452	145,147	196,377

Net Interest Income	$—	$440	$1,172	$218,031	$239,729	$234,408
Provision for Loan Losses	—	—	—	16,738	14,745	9,201
Noninterest income	—	1,187	962	232,206	223,523	197,223
Noninterest expense	—	13,427	21,571	360,949	369,373	353,760
Minority interest in loss of consolidated subsidiary	—	11,800	19,437	—	11,800	19,437

Net Income before taxes	$—	$—	$—	$72,550	$90,934	$88,107
Income Taxes	—	—	—	15,377	25,704	22,996

Net Income	$—	$—	$—	$57,173	$65,230	$65,111

Average Assets	$(330,804)	$(142,875)	$(1,428,746)	$7,589,100	$7,363,500	$7,289,100

13. COMMON STOCK

The following table summarizes the share transactions for the three years ended December 31, 2002

	Shares Issued	Shares in Treasury
Balance January 1, 2000	26,472,039	(4,702,849)
Purchase of Treasury Stock	—	(503,906)
Issued in stock options	—	17,948

Balance December 31, 2000	26,472,039	(5,188,807)
Stock Dividend (5%)	1,056,326	—
Purchase of Treasury Stock	—	(164,722)
Issued in stock options	—	26,612

Balance December 31, 2001	27,528,365	(5,326,917)
Purchase of Treasury Stock	—	(238,758)
Issued in stock options	—	20,279

Balance December 31, 2002	27,528,365	(5,545,396)

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year. The shares used in the calculation of basic and diluted earnings per share, which has been restated for all stock dividends, are shown below.

	For the Years Ended December 31
	2002	2001	2000
Weighted average basic common shares outstanding	22,064,508	22,145,787	22,335,109
Stock options	33,555	28,420	13,158

Weighted average diluted common shares outstanding	22,098,063	22,174,207	22,348,267

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. COMMITMENTS, CONTINGENCIES AND GUARANTEES

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, and futures contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commercial letters of credit, and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These conditions generally include, but are not limited to, each customer being current as to repayment terms of existing loans and no deterioration in the customer’s financial condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The interest rate is generally a variable rate. If the commitment has a fixed interest rate, the rate is generally not set until such time as credit is extended. For credit card customers, the Company has the right to change or terminate any terms or conditions of the credit card account at any time. Since a large portion of the commitments and unused credit card lines are never actually drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended. Standby letters of credit are conditional commitments issued by the Company with respect to the performance of a customer of its obligations to a third party.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company holds collateral supporting those commitments when deemed necessary. Collateral varies but may include such items as those described for commitments to extend credit.

Futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date, of a specified instrument, at a specified yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movement in securities values and interest rates. Instruments used in trading activities are carried at market value and gains and losses on futures contracts are settled in cash daily. Any changes in the market value are recognized in trading and investment banking income.

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $43.3 million and $51.8 million during the year ended December 31, 2002 and 2001, respectively. Net futures activity resulted in losses of $3.3 million for 2002, $2.5 million for 2001 and $2.2 million for 2000. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2002, contracts to purchase and to sell foreign currency averaged approximately $51.3 million compared to $46.9 million during 2001. The net gains on these foreign exchange contracts for 2002, 2001 and 2000 were $1.3 million, $1.6 million and $1.5 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2002, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

The Company has issued standby letters of credit, which in many respects are comparable to guarantees of its customers’ obligations. Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues these standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2002 was $187.3 million. It is unlikely that the Company would ever have to payout on the $187.3 million. As of December 31, 2002, standby letters of credit totaling $39.7 million were with related parties to the Company.

	Contract or Notional Amount December 31
	2002	2001
	(in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit for loans (excluding credit card loans)	$644,497	$693,557
Commitments to extend credit under credit card loans	848,256	914,936
Commercial letters of credit	6,148	8,041
Standby letters of credit	187,268	193,196
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Futures contracts	$36,514	$43,300

15. ACQUISITIONS

On March 7, 2001, the Company acquired certain corporate trust business located in St. Louis, Missouri from State Street Corporation for $18.3 million. On April 19, 2001, the Company acquired Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.) located in Milwaukee, Wisconsin. The purchase price of Sunstone is directly connected to its gross revenues. The Company paid an initial amount of $8.0 million on April 19, 2001, and a $1.7 million payment in 2002, and will make subsequent annual payments, depending on gross revenue achieved through 2006. Both of these acquisitions were recorded as purchases and were funded with existing working capital.

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

16. INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 20.1% in 2002, 27.5% in 2001 and 25.3% in 2000. These percentages are computed by dividing total income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

	Year Ended December 31
	2002	2001	2000
Federal:
Current liability	$16,699	$23,208	$22,927
Deferred provision	(2,302)	1,470	(902)

Total federal tax provision	$14,397	$24,678	$22,025
State:
Current liability	$1,105	$722	$1,071
Deferred provision	(125)	304	(100)

Total state tax provision	$980	$1,026	$971

Total tax provision	$15,377	$25,704	$22,996

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):
	Year Ended December 31
	2002	2001	2000
Provision at statutory rate	$25,393	$31,827	$30,838
Tax-exempt interest income	(9,750)	(10,330)	(11,590)
Disallowed interest expense	448	1,222	1,520
State and local income taxes, net of federal tax benefits	637	667	631
Amortization of goodwill and other intangible assets	—	2,008	1,847
Reduction of estimated income tax accruals	(1,783)	—	—
Other	432	310	(250)

Total tax provision	$15,377	$25,704	$22,996

Deferred taxes are recorded based upon differences between the financial statement and tax basis assets and liabilities. Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000
Deferred tax assets:
Allowance for loan losses	$13,980	$13,362	$11,877
Miscellaneous	1,803	1,888	266

Total deferred tax assets	$15,783	$15,250	$12,143

Deferred tax liabilities:
Net unrealized gain on securities available for sale	$(13,627)	$(12,814)	$(989)
Asset reevaluations on purchased banks	(2,352)	(2,937)	(3,507)
Depreciation	(14,260)	(16,044)	(13,179)
Miscellaneous	(3,061)	(2,586)	—

Total deferred tax liabilities	$(33,300)	$(34,381)	$(17,675)

Net deferred tax liability	$(17,517)	$(19,131)	$(5,532)

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumption were used to estimate the fair value of each class of financial instruments:

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

Trading Securities Fair values for trading securities (included financial futures), which also are the amounts recognized in the balance sheet, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

Loans Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate, consumer, and credit card. Each loan category is further segmented into fixed and variable interest rate categories. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit rating and for the same remaining maturities.

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2002 and 2001. The fair value of fixed-maturity certificate of deposit is estimated by discounting the future cash flow using the rates that are currently offered for deposits of similar remaining maturities.

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair value at year-end are significant to the Company’s consolidated financial position.

The estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows (in millions)

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS:

Cash and short-term investments	$809.5	$809.5	$912.5	$912.5
Securities available for sale	3,719.9	3,719.9	3,978.8	3,978.8
Securities held to maturity	402.4	418.3	542.4	553.2
Trading securities	73.3	73.3	85.0	85.0
Loans, excluding allowance	2,673.8	2,647.6	2,814.4	2,794.3

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FINANCIAL LIABILITIES
Demand and savings deposits	$4,545.3	$4,545.3	$5,174.1	$5,174.1
Time deposits	1,301.7	1,324.7	1,201.4	1,224.7
Securities sold under agreements to repurchase	1,209.8	1,209.8	1,288.6	1,288.6
Short-term debt	94.7	94.7	173.1	173.1
Long-term debt	26.3	26.6	27.4	27.7

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

18. PARENT COMPANY ONLY FINANCIAL INFORMATION

      UMB FINANCIAL CORPORATION

BALANCE SHEETS

	December 31
	2002	2001
	(in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$663,913	$672,189
Non-banks	45,810	17,102

Total investment in subsidiaries	$709,723	$689,291
Cash	55,668	77,671
Securities available for sale and other	54,065	22,481
Goodwill on purchased affiliates	5,011	5,011
Other intangibles	74	86

Total Assets	$824,541	$794,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$4,397	$4,268
Long-term debt	15,000	18,002
Accrued expenses and other	2,344	3,693

Total	$21,741	$25,963
Shareholders’ equity	802,800	768,577

Total liabilities and shareholders’ equity	$824,541	$794,540

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

18. PARENT COMPANY ONLY FINANCIAL INFORMATION

      UMB FINANCIAL CORPORATION (Continued)

STATEMENT OF INCOME

	Year Ended December 31
	2002	2001	2000
	(in thousands)
INCOME:
Dividends and income received from affiliate banks	$44,221	$66,293	$66,658
Service fees from subsidiaries	8,464	11,454	13,422
Net security gains (losses)	(95)	21	2
Other	1,266	552	523

Total income	$53,856	$78,320	$80,605

EXPENSE:
Salaries and employee benefits	$6,183	$5,143	$4,808
Interest on long-term debt	1,215	1,388	1,683
Services from affiliate banks	652	652	652
Other	8,831	12,434	12,389

Total expense	$16,881	$19,617	$19,532

Income before income taxes and equity in undistributed earnings of subsidiaries	$36,975	$58,703	$61,073
Income tax benefit	(2,442)	(2,054)	(1,296)

Income before equity in undistributed earnings of subsidiaries	$39,417	$60,757	$62,369
Equity in undistributed earnings of subsidiaries:
Banks	15,198	4,128	2,452
Non-Banks	2,558	345	290

Net income	$57,173	$65,230	$65,111

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

18. PARENT COMPANY ONLY FINANCIAL INFORMATION

      UMB FINANCIAL CORPORATION (Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(in thousands)
Operating activities:
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net income	$57,173	$65,230	$65,111
Equity in earnings of subsidiaries	(61,756)	(70,473)	(68,942)
(Gains) losses from sales of securities available for sale	95	(21)	(2)
Earned ESOP shares	2,491	2,500	2,500
Other	(5,393)	(2,619)	1,402

Net cash provided by ( used in) operating activities	$(7,390)	$(5,383)	$69

Investing Activities:
Proceeds from sales of securities available for sale	$568	$24	$100
Proceeds from maturities of securities available for sale	18,750	42,836	70,001
Purchases of securities available for sale	(44,813)	(29,590)	(79,414)
Net decrease in repurchase agreements	—	—	4,323
Net capital investment in subsidiaries	(1,823)	(7,932)	—
Dividends received from subsidiaries	44,000	66,000	66,200
Net capital expenditures for premises and equipment	(1,700)	(18)	(83)

Net cash provided by investing activities	$14,982	$71,320	$61,127

Financing Activities:
Repayments of long-term debt	$(3,002)	$(2,888)	$(12,712)
Cash Dividends paid	(17,658)	(17,000)	(17,134)
Net purchase of treasury stock	(8,935)	(5,837)	(17,146)

Net cash used in financing activities	$(29,595)	$(25,725)	$(46,992)

Net increase (decrease) in cash	$(22,003)	$40,212	$14,204

Cash at beginning of period	77,671	37,459	23,255

Cash at end of period	$55,668	$77,671	$37,459

UMB FINANCIAL CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

19. SUMMARY OF OPERATING RESULTS BY QUARTER (in thousands except per share data)

(unaudited) 2002	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest income	$80,225	$76,069	$70,842	$67,347
Interest expense	22,579	20,199	18,352	15,322

Net interest income	$57,646	$55,870	$52,490	$52,025
Provision for loan losses	3,106	3,440	3,949	6,243
Noninterest income	62,092	56,208	57,588	56,318
Noninterest expense	89,660	90,292	91,600	89,397
Minority interest in loss of consolidated sub	—	—	—	—
Income tax provision	7,394	4,384	3,044	555

Net income	$19,578	$13,962	$11,485	$12,148

2001	March 31	June 30	Sept. 30	Dec. 31
Interest income	$107,917	$99,001	$94,272	$83,686
Interest expense	47,555	38,438	34,446	24,708

Net interest income	$60,362	$60,563	$59,826	$58,978
Provision for loan losses	2,963	5,011	2,989	3,782
Noninterest income	51,860	57,247	57,579	56,837
Noninterest expense	92,548	93,041	90,311	93,473
Minority interest in loss of consolidated sub	8,053	3,747	—	—
Income tax provision	7,046	6,797	7,239	4,622

Net income	$17,718	$16,708	$16,866	$13,938

Per Share 2002	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
Net income—basic	$0.89	$0.63	$0.52	$0.55
Net income—diluted	0.88	0.63	0.52	0.55
Dividend	0.20	0.20	0.20	0.20
Book value	34.92	35.83	36.27	36.52
Market price:
High	43.74	50.95	48.59	40.64
Low	38.86	42.66	37.28	36.20
Close	42.88	46.87	39.04	38.26

2001	March 31	June 30	Sept. 30	Dec. 31
Net income—basic	$0.80	$0.75	$0.77	$0.63
Net income—diluted	0.80	0.75	0.77	0.63
Dividend	0.19	0.19	0.19	0.19
Book value	32.85	33.50	34.52	34.73
Market price:
High	37.50	40.95	43.52	42.75
Low	32.86	33.38	33.75	37.38
Close	36.19	40.95	39.52	40.00

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and the Board Directors of UMB Financial Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Summary of Significant Accounting Policies Note, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Deloitte & Touche LLP

Kansas City, Missouri

February 20, 2003

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions)

	2002			2001
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
	(unaudited)
ASSETS
Loans, net of unearned interest (FTE) (2)	$2,650.0	$162.2	6.12%	$2,929.1	$226.7	7.74%
Securities:
Taxable	$3,146.0	$100.9	3.21%	$2,480.7	$119.6	4.82%
Tax-exempt (FTE)	669.2	39.7	5.94	664.5	40.8	6.14

Total securities	$3,815.2	$140.6	3.69%	$3,145.2	$160.5	5.10%
Federal funds sold and resell agreements	185.7	3.1	1.69	195.8	7.6	3.89
Other earning assets (FTE)	67.0	2.7	4.11	70.4	3.8	5.36

Total earning assets (FTE)	$6,718.1	$308.6	4.59%	$6,340.5	$398.5	6.28%
Allowance for loan losses	(37.2)			(34.3)
Cash and due from banks	497.1			617.1
Other assets	411.1			440.2

Total assets	$7,589.1			$7,363.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$2,624.8	$20.7	0.79%	$2,527.5	$54.1	2.14%
Time deposits under $100,000	892.2	31.8	3.56	823.4	40.7	4.95
Time deposits of $100,000 or more	287.7	6.9	2.40	283.6	13.1	4.62

Total interest bearing deposits	$3,804.7	$59.4	1.56%	$3,634.5	$107.9	2.97%
Short-term borrowings	61.1	0.9	1.44	91.5	3.1	3.36
Long-term debt	27.5	1.9	6.82	28.8	1.9	6.80
Federal funds purchased and repurchase agreements	1,107.8	14.2	1.29	973.1	32.2	3.26

Total interest bearing liabilities	$5,001.1	$76.4	1.53%	$4,727.9	$145.1	3.07%
Non-interest bearing demand deposits	1,723.1			1,775.7
Other	70.7			111.2

Total	$6,794.9			$6,614.8

Total shareholders’ equity	$794.2			$748.7

Total liabilities and shareholders’ equity	$7,589.1			$7,363.5

Net interest income (FTE)		$232.2			$253.5
Net interest spread			3.06%			3.21%
Net interest margin			3.46%			4.00%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2)	Loan fees and income from loans on nonaccrual status are included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2000			1999			1998
Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance Five-Year Compound Growth Rate
(unaudited)

$3,004.8	$256.3	8.53%	$2,616.0	$212.8	8.14%	$2,640.9	$228.8	8.66%	0.01%

$2,105.7	$123.8	5.88%	$2,820.0	$154.3	5.47%	$2,448.3	$140.7	5.75%	7.66%
736.2	46.8	6.36	733.8	45.9	6.25	557.0	35.8	6.43	12.85

$2,841.9	$170.6	6.00%	$3,533.8	$200.2	5.63%	$3,005.3	$176.5	5.87%	8.49%
229.1	15.2	6.63	120.4	6.0	4.84	224.1	12.3	5.49	5.99
74.6	4.7	6.19	66.3	3.9	5.68	72.3	4.3	5.87	(4.35)

$6,150.4	$446.8	7.26%	$6,356.5	$422.9	6.65%	$5,942.6	$421.9	7.10%	4.43%
(31.6)			(32.9)			(33.2)			2.49
720.3			691.6			723.7			(7.26)
450.0			424.2			384.3			1.56

$7,289.1			$7,439.4			$7,017.4			3.20%

$2,270.5	$71.2	3.14%	$2,281.5	$61.0	2.67%	$2,260.3	$69.5	3.07%	4.13%
824.3	42.4	5.14	860.5	40.4	4.69	875.5	44.7	5.11	(0.15)
347.9	19.0	5.45	457.5	21.5	4.70	480.3	24.2	5.04	(1.53)

$3,442.7	$132.6	3.85%	$3,599.5	$122.9	3.41%	$3,616.1	$138.4	3.83%	2.56%
43.0	2.7	6.35	3.8	0.1	4.57	0.7	—	3.55	152.10
29.6	2.0	6.91	40.2	2.8	6.91	42.6	3.2	7.54	(10.87)

1,051.2	59.1	5.62	1,285.2	57.5	4.47	920.6	45.5	4.94	6.72

$4,566.5	$196.4	4.30%	$4,928.7	$181.3	3.72%	$4,580.0	$187.1	4.08%	3.54%
1,922.0			1,748.9			1,702.3			1.80
124.4			104.5			85.0			(7.53)

$6,612.9			$6,782.1			$6,367.3			2.92%

$ 676.2			$657.3			$650.1			5.82%

$7,289.1			$7,439.4			$7,017.4			3.20%

	$250.4			$239.6			$234.8
		2.96%			2.93%			3.02%
		4.07%			3.77%			3.95%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is included in the Company’s 2003 Proxy Statement under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K under the caption “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

This information is included in the Company’s 2003 Proxy Statement under the captions “Executive Compensation,” “Report of the Officers Salary and Stock Option Committee on Executive Compensation,” “Director Compensation,” “Salary Committee Interlocks and Insider Participation,” and “Performance Graph” and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

This information is included in the Company’s 2003 Proxy Statement under the caption “Principal Shareholders” and is hereby incorporated by reference.

Security Ownership of Management

This information is included in the Company’s 2003 Proxy Statement under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers” and is hereby incorporated by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plant (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
1992 Incentive Stock Option Plan	252,351	$36,30	None
2002 Incentive Stock Option Plan	82,796	38.24	917,204
Equity compensation plans not approved by security holders	None	None	None

Total	335,147	$36.78	917,204

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included in the Company’s 2003 Proxy Statement under the caption “Certain Transactions” and is hereby incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period immediately preceding the filing of this Report, the Company’s Chief Executive Officer and Chief Financial Officer has each evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” and believes as of the date of evaluation, that the Company’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended. As such term is used above, the Company’s Disclosure Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date that the Company’s Chief Executive Officer and Chief Financial Officer conducted their evaluations of the Disclosure Controls and Procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Three Years Ended December 31, 2002

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2002

Notes to Financial Statements

Independent Auditors’ Report

Condensed financial statements for the parent company only may be found in item 8 above. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

Reports on Form 8-K

The Company did not file a report on Form 8-K during the fourth quarter of 2002.

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K

3.1	Articles of Incorporation, restated as of March 10, 2003 and filed with the Missouri Secretary of State on March 13, 2003.

3.2	By-laws, dated October 17, 2002.

4

Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993.* The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1 (stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan incorporated by reference to Exhibit 4.4 to Form S-8 Registration Statement filed on December 20, 2002.

10.3	Indenture between United Missouri Bancshares, Inc., Issuer and NBD Bank, N.A., Trustee, incorporated by reference to Exhibit 4a to Form S-3 Registration Statement filed on December 4, 1992.

10.4	Stock Purchase Agreement by and among UMB Financial Corporation and the Stockholders of Sunstone Financial Group, Inc. dated April 3, 2001.

10.5	Modification Agreement dated June 26, 2002 between UMB Financial Corporation and Miriam M. Allison.

10.6	DeferredCompensation Plan, dated as of April 20, 1995.

21	Subsidiariesof the Registrant.

23	Consentof Independent Auditors.

24	Powersof Attorney.

99.1	Certification of R. Crosby Kemper III pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

99.2	Certification of Daniel C. Stevens pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

*	Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION

/S/ R. CROSBY KEMPER III
R. Crosby Kemper III Chairman of the Board

/S/ DANIEL C. STEVENS
Daniel C. Stevens, Chief Financial Officer

Date: March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

MIRIAM M. ALLISON* Miriam M. Allison	Director

PAUL D. BARTLETT* Paul D. Bartlett	Director

Thomas E. Beal	Director

H. Alan Bell	Director

WILLIAM L. BISHOP* William L. Bishop	Director

DAVID R. BRADLEY, JR.* David R. Bradley, Jr.	Director

NEWTON A. CAMPBELL* Newton A. Campbell	Director

PAUL UHLMANN, III Paul Uhlmann III	Director

Tom J. McDaniel	Director

William J. McKenna	Director

William Terry Fuldner	Director

Jack T. Gentry	Director

PETER J. GENOVESE* Peter J. Genovese	Director and President

RICHARD HARVEY* Richard Harvey	Director

C.N. HOFFMAN, III* C.N. Hoffman, III	Director

ALEXANDER C. KEMPER* Alexander C. Kemper	Director

R. CROSBY KEMPER* R. Crosby Kemper	Director, Senior Chairman of the Board

THOMAS D. SANDERS* Thomas D. Sanders	Director

L. JOSHUA SOSLAND* L. Joshua Sosland	Director

HERMAN R. SUTHERLAND* Herman R. Sutherland	Director

John H. Mize, Jr.	Director

Mary Lynn Oliver	Director

Robert W. Plaster	Director

Kris A. Robbins	Director

ALAN W. ROLLEY* Alan W. Rolley	Director

E. Jack Webster, Jr.	Director

Jon Wefald	Director

John E. Williams	Director

THOMAS J. WOOD III* Thomas J. Wood III	Director

*/S/ R. CROSBY KEMPER III R. Crosby Kemper III Attorney-in-Fact for each director	Director, Chairman of the Board

Date: March 10, 2003

CERTIFICATIONS

I, R. Crosby Kemper III, certify that:

1. I have reviewed this annual report on Form 10-K of UMB Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ R. CROSBY KEMPER III
R. Crosby Kemper III Chairman & CEO

Date: March 10, 2003

CERTIFICATIONS

I, Daniel C. Stevens, certify that:

1. I have reviewed this annual report on Form 10-K of UMB Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ DANIEL C. STEVENS
Daniel C. Stevens Chief Financial Officer

Date: March 10, 2003