Form 10-Q
period 2003-03-31
UMB FINANCIAL CORP
filed 2003-05-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission file number 0-4887

UMB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri 43-0903811

(State or other jurisdiction)

(I.R.S. – Employer of Incorporation or organization Identification Number)

1010 Grand Boulevard

Kansas City, Missouri 64106

(Address of principal executive offices and Zip Code)

(Registrant’s telephone number, including area code)  (816) 860-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of to Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

At April 30, 2003, UMB Financial Corporation had 21,754,485 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	March 31,		December 31,
	2003	2002	2002
ASSETS
Loans:
Commercial, financial and agricultural	$1,160,330	$1,428,881	$1,364,744
Consumer (net of unearned interest)	797,586	841,734	823,779
Real estate	571,972	438,846	477,117
Leases	7,941	7,511	8,146
Allowance for loan losses	(39,548)	(36,850)	(37,328)

Net loans	$2,498,281	$2,680,122	$2,636,458
Securities available for sale:
U.S. Treasury and agencies	$2,813,327	$3,499,776	$3,278,371
State and political subdivisions	345,296	163,588	328,152
Commercial paper and other	174,752	239,355	113,373

Total securities available for sale	$3,333,375	$3,902,719	$3,719,896
Securities held to maturity-
State and political subdivisions (market value of $390,992, $521,294 and $418,264 respectively)	$376,449	$509,534	$402,419
Federal funds sold and resell agreements	95,672	297,604	117,831
Trading securities and other	60,520	61,324	73,308

Total earning assets	$6,364,297	$7,451,303	$6,949,912
Cash and due from banks	592,682	415,204	691,703
Bank premises and equipment, net	228,590	236,449	230,678
Accrued income	52,028	63,262	58,261
Goodwill on purchased affiliates	54,761	53,017	54,761
Other intangibles	6,324	8,262	6,819
Other assets	43,445	57,838	43,425

Total assets	$7,342,127	$8,285,335	$8,035,559

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,864,749	$1,907,147	$1,811,007
Interest-bearing demand and savings	2,560,210	2,963,244	2,734,270
Time deposits under $100,000	806,621	893,854	853,958
Time deposits of $100,000 or more	243,130	268,441	447,712

Total deposits	$5,474,710	$6,032,686	$5,846,947
Federal funds purchased and repurchase agreements	954,991	1,336,518	1,209,770
Short-term debt	18,991	37,883	94,721
Long-term debt	12,777	26,543	26,302
Accrued expenses and taxes	45,098	49,415	45,445
Other liabilities	35,719	31,825	9,574

Total liabilities	$6,542,286	$7,514,870	$7,232,759

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; authorized 33,000,000 shares; issued 27,528,365, 27,528,365 and 27,528,365 shares respectively	$27,528	$27,528	$27,528
Capital surplus	726,366	726,347	726,368
Retained earnings	250,439	215,935	240,295
Accumulated other comprehensive income	18,693	11,999	23,678
Treasury stock, 5,762,878, 5,410,652 and 5,545,396 shares, at cost, respectively	(223,185)	(209,478)	(215,069)
Unearned ESOP shares	0	(1,866)	0

Total shareholders’ equity	$799,841	$770,465	$802,800

Total liabilities and shareholders’ equity	$7,342,127	$8,285,335	$8,035,559

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2003	2002
INTEREST INCOME
Loans	$35,359	$42,553
Securities:
Taxable interest	$21,441	$29,128
Tax-exempt interest	6,315	6,835

Total securities income	$27,756	$35,963
Federal funds and resell agreements	417	1,027
Trading securities and other	461	683

Total interest income	$63,993	$80,226

INTEREST EXPENSE
Deposits	$10,069	$17,119
Federal funds and repurchase agreements	2,746	4,578
Short-term debt	48	419
Long-term debt	393	465

Total interest expense	$13,256	$22,581

Net interest income	$50,737	$57,645
Provision for loan losses	3,973	3,106

Net interest income after provision for loan losses	$46,764	$54,539

NONINTEREST (OPERATING) INCOME
Trust fees and securities processing	$21,120	$25,071
Trading and investment banking	6,032	4,679
Service charges on deposits	17,752	16,436
Other service charges and fees	3,748	3,695
Bankcard fees	7,517	6,927
Net investment security gains	0	2,416
Other	2,579	2,868

Total noninterest income	$58,748	$62,092

NONINTEREST (OPERATING) EXPENSE
Salaries and employee benefits	$49,894	$51,332
Occupancy, net	5,852	5,468
Equipment	10,270	11,258
Supplies and services	5,892	6,260
Marketing and business development	3,344	3,215
Processing fees	4,556	5,077
Legal and consulting	1,406	1,384
Amortization of intangibles	495	508
Other	4,642	5,157

Total noninterest expense	$86,351	$89,659

Income before income taxes	$19,161	$26,972
Income tax expense	4,654	7,394

Net Income	$14,507	$19,578

PER SHARE DATA
Net income—Basic	$0.66	$0.89
Net income—Diluted	$0.66	$0.88
Dividends	$0.20	$0.20
Weighted average shares outstanding	21,919,285	22,088,912

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net income	$14,507	$19,578
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,973	3,106
Depreciation and amortization	7,902	8,210
Deferred income taxes	2,212	1,509
Net decrease in trading securities and other earning assets	12,788	23,638
Gains on sales of securities available for sale	0	(2,416)
Amortization of securities premiums, net of discount accretion	4,376	(1,939)
Earned ESOP shares	0	625
Changes in:
Accrued income	6,233	(2,601)
Accrued expenses and taxes	242	3,526
Other assets and liabilities, net	22,317	2,852

Net cash provided by operating activities	$74,550	$56,088

Cash Flows from Investing Activities
Proceeds from maturities of securities held to maturity	$25,599	$32,519
Proceeds from sales of securities available for sale	0	206,604
Proceeds from maturities of securities available for sale	3,583,548	7,271,841
Purchases of securities held to maturity	0	(160)
Purchases of securities available for sale	(3,208,852)	(7,413,211)
Net decrease in loans	134,204	94,893
Net decrease (increase) in fed funds and resell agreements	22,159	(175,759)
Purchases of bank premises and equipment	(5,396)	(7,474)
Net change in unsettled securities transactions	3,842	(6,047)
Proceeds from sales of bank premises and equipment	77	3,980

Net cash provided by investing activities	$555,181	$7,186

Cash Flows from Financing Activities
Net decrease in demand and savings deposits	$(120,318)	$(303,749)
Net decrease in time deposits	(251,919)	(39,077)
Net (decrease) increase in fed funds/ repurchase agreements	(254,779)	47,880
Net decrease in short term borrowings	(75,730)	(135,163)
Proceeds from long term debt	1,650	0
Repayment of long term debt	(15,175)	(845)
Cash dividends	(4,363)	(4,423)
Proceeds from exercise of stock options and sales of treasury shares	26	116
Purchases of treasury stock	(8,144)	(3,481)

Net used in financing activities	$(728,752)	$(438,742)

Decrease in cash and due from banks	$(99,021)	$(375,468)
Cash and due from banks at beginning of period	691,703	790,672

Cash and due from banks at end of period	$592,682	$415,204

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENT OF CHANGES IN CONSOLIDATED OF SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP	Total
Balance—January 1, 2002	$27,528	$726,347	$200,780	$22,526	$(206,113)	$(2,491)	$768,577
Net income	—	—	19,578	—	—	—	19,578
Comprehensive income, change in unrealized loss on securities of $18,864, net of tax of $6,791 and the reclassification adjustment for gains included in net income of $2,416, net of tax of $870	—	—	—	(10,527)	—	—	(10,527)

Total comprehensive income							9,051
Cash dividends paid	—	—	(4,423)	—	—	—	(4,423)
Earned ESOP shares	—	—	—	—	—	625	625
Purchase of treasury stock	—	—	—	—	(3,481)	—	(3,481)
Sale of treasury stock	—	—	—	—	9	—	9
Exercise of stock options	—	—	—	—	107	—	107

Balance—March 31, 2002	$27,528	$726,347	$215,935	$11,999	$(209,478)	$(1,866)	$770,465

Balance—January 1, 2003	$27,528	$726,368	$240,295	$23,678	$(215,069)	$—	$802,800
Net income	—	—	14,507	—	—	—	14,507
Comprehensive income, change in unrealized loss on securities of $7,789, net of tax of $2,804	—	—	—	(4,985)	—	—	(4,985)

Total comprehensive income							9,522
Cash dividends paid	—	—	(4,363)	—	—	—	(4,363)
Earned ESOP shares	—	—	—	—	—		—
Purchase of treasury stock	—	—	—	—	(8,144)	—	(8,144)
Sale of treasury stock	—	—	—	—	8	—	8
Exercise of stock options	—	(2)	—	—	20	—	18

Balance—March 31, 2003	$27,528	$726,366	$250,439	$18,693	$(223,185)	$—	$799,841

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

1. Financial Statement Presentation:

The consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative for the results of the full year. The financial statements should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and results of Operations and in conjunction with the Company’s 2002 Annual Report or Form 10-K.

2. Summary of Accounting Policies

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

Consolidation. The Company and its subsidiaries are included in the consolidated financial statements (as noted above, references hereinafter to the “Company” in these Notes to Financial Statements include wholly owned subsidiaries). Intercompany accounts and transactions have been eliminated.

Loans. Affiliate banks enter into lease financing transactions that are generally recorded under the financing method of accounting. Management recognizes income on a basis that it believes results in an approximate level rate of return over the life of the lease.

A loan is considered to be impaired when management believes it is probable that the Company will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation allowance equal to the carrying amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan’s effective rate, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Real estate and consumer loans are collectively evaluated for impairment. Management evaluates the possible impairment of commercial loans on a loan-by-loan basis.

Management bases the adequacy of the allowance for loan losses on it’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, determination of the existence and realizable value of the collateral and guarantees securing such loans. The actual losses, notwithstanding such considerations, however, could differ significantly from the amounts estimated by management.

Securities. Debt securities available for sale by the Company principally include U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair value. The Company excludes unrealized holding gains and losses from earnings and reports them in accumulated other comprehensive income until realized. The Company computes realized gains and losses on sales by the specific identification method at the time of disposition and states them separately as a component of noninterest income.

The Company carries securities held to maturity at amortized historical cost based on management’s intention, and the Company’s ability, to hold them to maturity. The Company classifies most securities of state and political subdivisions as held to maturity. Certain significant unforeseeable changes in circumstances may change the Company’s intent to hold these securities to maturity. For example, such changes may include deterioration in the issuer’s credit-worthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2003

The Company carries trading securities, generally acquired for subsequent sale to customers, at market value. The Company considers market adjustments, fees and gains or losses on the sale of trading securities to be a normal part of operations and includes such adjustments, fees and gains or losses in trading and investment banking income. The Company includes interest income on trading securities in income from earning assets.

Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted the provision of Statement of Financial Accounting Standards (“SFAS”) No. 142, as required for goodwill and indefinite-lived intangible assets resulting from business combinations consummated after June 30, 2001. The new rules require that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are tested at least annually for impairment. Prior to January 1, 2002, goodwill and other intangibles were amortized using the straight-line method over periods up to 40 years. As a result of the adoption of SFAS No. 142, the Company has segregated goodwill acquired from prior acquisitions into the separate line items of goodwill and other intangibles in the accompanying consolidated balance sheets. Goodwill is no longer amortized but is tested for impairment annually. Effective January 1, 2002 the Company performed the transitional impairment test of goodwill in accordance with SFAS No. 142; which resulted in no impairment charge. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment test performed on November 30, 2002, no impairment charge was recorded. Other intangible assets are amortized over a period of 10 years.

Per Share Data. Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly and year-to-date per share data includes the diluted effect of 19,564 and 34,414 shares issueable under options granted by the Company at March 31, 2003 and 2002 respectively.

Accounting for Stock-Based Compensation. Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plan. The table below in accordance with SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment to FASB Statement 123”, discloses the effect on the Company’s net income and per share data for the three months ended March 31, 2003 and 2002 had compensation costs for the Company’s plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$14,507	$19,578
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	76	69

Pro forma net income	$14,431	$19,509

Earnings per share:
Basic-as reported	0.66	0.89
Basic-pro forma	0.66	0.88
Diluted-as reported	0.66	0.88
Diluted-pro forma	0.66	0.88

3. New Accounting Pronouncements

Accounting for Asset Retirement Obligations. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement establishes accounting standard for recognition and measurement of a liability for asset retirement obligation and the associated

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2003

asset retirement costs. This statement was adopted by the Company on January 1, 2003. Implementation of this statement did not have a material effect on the Company’s consolidated financial statements.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In April, 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and Technical Corrections”. This statement rescinds the following pronouncements: FASB Statement No. 4, 44 and 64. This Statement also amends APB Opinion No. 30 and FASB Statements No. 13, 15, 22 and 144. This Statement also makes technical corrections to APB Opinion No. 28 and 30, and FASB Statements 13, 19 and 66. The effective date of this statement was May 15, 2002. Implementation of the statement did not to have a material effect on the Company’s consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement applies to costs associated with an exit activity that does not involve a newly acquired business or a disposal activity covered by SFAS No. 144. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. Implementation of this statement did not have a material effect on the Company’s consolidated financial statements.

Acquisitions of Certain Financial Institutions. In October 2002, FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions”. This statement addresses the financial accounting and reporting for the acquisition of all or part of financial institutions and removes the acquisition from the scope of SFAS No. 72. This Statement is in effect for all acquisitions after October 1, 2002. Implementation of this statement did not have a material effect on the Company’s consolidated financial statements.

Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement 123. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure—an Amendment of FASB Statement 123”. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition from an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending on or after December 31, 2002. The Company has included the required disclosures in the notes to these financial statements and plans to continue accounting for stock-based compensation under APB Opinion No. 25.

Accounting for Guarantees. In November 2002, FASB issued Financial Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002 and have been implemented herein. The Company adopted the measurement provisions of FIN No. 45 as required in the first quarter of 2003. The Company is using the fee received or receivable by the Company as guarantor to record the liability of the guarantee. The liability will remain on the records of the Company until the expiration or the annual renewal date of the standby letter of credit. The impact of FIN No. 45 was not material on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities. In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. The interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company adopted the provisions of FIN No. 46 on January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements based on the current structure of the Company.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2003

4. Allowance For Loan Losses:

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2003 and 2002 (in thousands)

	Three Months Ended March 31,
	2003	2002
Allowance—January 1,	$37,328	$35,637
Additions(deductions):
Charge-offs	$(2,447)	$(2,677)
Recoveries	694	784

Net charge-offs	$(1,753)	$(1,893)

Provision charged to expense	3,973	3,106

Allowance—March 31,	$39,548	$36,850

IMPAIRED LOANS UNDER SFAS 114:

SFAS 114, effective December 15, 1994, requires that impaired loans be measured based on the presetn value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS 114 for the three months ended March 31, 2003 and 2002 and December 31, 2002 (dollars in thousands)

	Three Months Ended March 31,		December 31
	2003	2002	2002
Total impaired loans as of March 31 and December 31	$7,115	$13,135	$8,269

Amount of impaired loans which have a related allowance	1,386	10,591	1,491
Amount of related allowance	1,381	3,372	1,491

Remaining impaired loans with no allowance	5,729	2,544	6,778

Average recorded investment in impaired loans (approximately) during the period	7,692	8,513	12,708

5. Goodwill and Other Intangibles:

Changes in the carrying amount of goodwill for the three months ended March 31, 2003 by operating segment are as follows:

	Community Banking	Securities Processing	Total
Balances as of January 1, 2003	$34,743	$20,018	$54,761
Goodwill acquired during the period	0	0	0

Balances as of March 31, 2003	$34,743	$20,018	$54,761

Following are the intangible assets that continue to be subject to amortization: (in thousands)

	As of March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles assets	$16,777	$16,540	$237
Other intangible assets	7,200	1,113	6,087

Total	$23,977	$17,653	$6,324

	Three Months Ended March 31,
	2003	2002
Aggregate amortization expense	$495	$508

Estimated amortization expense of intangible assets on future years:
For the year ended December 31, 2003		$1,218
For the year ended December 31, 2004		754
For the year ended December 31, 2005		754
For the year ended December 31, 2006		754
For the year ended December 31, 2007		754

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2003

6. Commitments, contingencies and Guarantees:

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $37.7 million and $42.5 million for the three months ended March 31, 2003 and 2002, respectively. Net futures activity resulted in losses of $0.3 million for the three months ended March 31, 2003 and gains of $0.1 million for the same period in 2002. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the three months ended March 31, 2003, contracts to purchase and sell foreign currency averaged approximately $8.5 million compared to $71.4 million for the same period in 2002. The net gain on these

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2003

foreign exchange contracts for the three months ended March 31, 2003 and 2002 were $0.4 million and $0.3 million respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At March 31,2003, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

The Company has issued standby letters of credit, which in many respects are comparable to guarantees of its customers’ obligations. Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues these standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at March 31, 2003 was $176.6 million. It is unlikely that the Company would ever have to payout on the $176.6 million. As of March, 31, 2003, standby letters of credit totaling $38.5 million were with related parties to the Company.

Contract or Notional Amount (dollars in thousands)

	March 31,		December 31,
	2003	2002	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit for loans (excluding credit card loans)	$817,978	$728,991	$644,497
Commitments to extend credit under credit card loans	858,552	938,832	848,256
Commercial letters of credit	7,580	9,142	6,148
Standby letters of credit	176,606	210,920	187,268
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Futures contracts	$38,800	$41,600	$36,514

7. Business Segment Reporting

The Company has strategically aligned its operations into four major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. The Chairman of the Board and Chief Executive Officer regularly evaluates lines of business financial results produced by the Company’s internal management accounting system are evaluated in deciding how to allocate resources and access performance per individual Business Segment. Management assigns balance sheet and income statement items to each line of business using methodologies, which are constantly being refined.

These methodologies may be modified as management enhances the Company’s accounting systems are enhanced and changes occur in the organizational structure or product lines. The Company assigns noninterest income and noninterest expense directly attributable to a line of business is assigned to that line of business. The Company allocates direct expenses incurred by areas whose services support the overall Company, and corporate overhead, to the Business Segments based on the ratio of an individual Business Segment’s noninterest expenses to total noninterest expense incurred by all business lines. Equity is allocated based on credit, operational and business risks.

Commercial Banking     serves medium and small businesses, corporate businesses and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services and loan syndication services.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2003

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

Investment Services Group provides a full range of mutual fund services, including fund administration and accounting, transfer agency, distribution services, marketing, shareholder communications, custody and cash management. Certain revenues from this segment are subject to the performance of the equity markets.

Other includes divested business lines and miscellaneous other items of a corporate nature not allocated to specific business lines.

Business Segment Information

Line of business/segment financial results were as follows:

	Three Months Ended March 31
	Commercial Banking		Community Banking
	2003	2002	2003	2002
(dollars in thousands)
EARNINGS SUMMARY
Interest Income	$23,198	$27,086	$35,562	$50,112
Interest Expense	3,635	5,247	8,437	15,796

Net Interest Income	$19,563	$21,839	$27,125	$34,316
Provision for Loan Losses	2,400	1,800	1,573	1,306
Noninterest income	17,220	14,204	19,772	24,478
Intersegment revenue	—	—	31	28
Depreciation and amortization	1,411	2,730	5,556	4,649
Noninterest expense	24,534	22,601	36,006	41,106

Net Income before taxes	$8,438	$8,912	$3,793	$11,761
Income Taxes	2,050	2,443	921	3,224

Net Income	$6,388	$6,469	$2,872	$8,537

Average Assets	$3,414,960	$3,245,426	$3,697,932	$4,988,577

	Trust and Wealth Management		Investment Services Group
	2003	2002	2003	2002
(dollars in thousands)
EARNINGS SUMMARY
Interest Income	$(8)	$21	$5,241	$3,007
Interest Expense	(1)	736	1,185	802

Net Interest Income	$(7)	$(715)	$4,056	$2,205
Provision for Loan Losses	—	—	—	—
Noninterest income	14,620	16,541	7,136	6,869
Intersegment income	(31)	(28)	0	0
Depreciation and amortization	662	559	161	159
Noninterest expense	12,692	12,816	5,329	5,039

Net Income before taxes	$1,228	$2,423	$5,702	$3,876
Income Taxes	298	664	1,385	1,063

Net Income	$930	$1,759	$4,317	$2,813

Average Assets	$39,340	$49,204	$789,066	$380,403

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2003

	Other		Total Consolidated Company
	2003	2002	2003	2002
(dollars in thousands)
EARNINGS SUMMARY
Interest Income	$—	$—	$63,993	$80,226
Interest Expense	—	—	13,256	22,581

Net Interest Income	$—	$—	$50,737	$57,645
Provision for Loan Losses	—	—	3,973	3,106
Noninterest income	—	—	58,748	62,092
Intersegment income	—	—	—	—
Depreciation and amortization	—	—	7,790	8,097
Noninterest expense	—	—	78,561	81,562

Net Income before taxes	$—	$—	$19,161	$26,972
Income Taxes	—	—	4,654	7,394

Net Income	$—	$—	$14,507	$19,578

Average Assets	$(406,572)	$(273,340)	$7,534,726	$8,390,270

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the condensed consolidated financial condition and results of operations of the Company. This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2003. It should be read in conjunction with the accompanying consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods in this review are not necessarily indicative of results to be attained during any future period.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report and in document incorporated herein by reference contain forward-looking statements of expected future developments within the meaning of and pursuant to the safe harbor provisions established by Section 21E of the Securities Exchange Act of 1934, as amended by Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to projections of future financial performance and financial items, plans and objectives of future operations, and other matters. These forward-looking statements reflect management’s expectations and are based on currently available data; however, actual future results are subject to future events and uncertainties, which could materially affect actual performance and cause future results to differ materially from those referred to in the forward-looking statements. Such future events and uncertainties include, but are not limited to, changes in: loan demand, the ability of customers to repay loans, consumer saving habits, employee costs, pricing, interest rates, competition, legal or regulatory requirements or restrictions, U.S. or international economic or political conditions such as inflation or fluctuation in interest rates or in the values of securities traded in the equity markets. Any forward-looking statements should be read in conjunction with information about risks and uncertainties set forth in this report and in documents incorporated herein by reference. Forward-looking statements speak only as of the date they are made, and the Company does not intend to review or revise any particular forward-looking statement in light of events that occur thereafter or to reflect the occurrence of unanticipated events.

Earnings Summary

The Company earned net income of $14.5 million for the three months ended March 31, 2003, compared to $19.6 million for the same period a year earlier. This represents a 25.9% decrease over the three-month period ended March 31, 2002. Earnings per share for the first quarter 2003 were $0.66 per share compared to $0.89 per share for the first quarter 2002, a decrease of 25.8%. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2003, was 0.78% and 7.29%, respectively, as compared to 0.95% and 10.17% for the three-month period ended March 31, 2002. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing annualized net income by the daily average common shareholders’ equity.

Net interest income for the first quarter of 2003 declined 12.0% from the first quarter of 2002. Loans, investment securities and interest bearing deposit portfolio interest rates repriced gradually to lower portfolio interest rates throughout 2002 to reflect the full impact of eleven interest rate decreases in 2001.

The Company had a decrease of 5.4% in noninterest income for the first quarter 2003 compared to the first quarter of 2002. The decline was caused by lower gains on sale of securities and lower trust and securities processing fees.

Noninterest expense declined 3.7% for the first quarter of 2003 compared to the same period in 2002. The primary reasons for the decrease were lower salaries and employee benefit costs.

Results of Operations

Net Interest Income

The primary reason for the decline in earnings for the three-month period ended March 31, 2003 was lower net interest income. For the three-month period ended March 31, 2003, the Company earned net interest income of $50.9 million compared to $57.6 million for the first quarter 2002. The decrease was caused by lower volume of earning assets and lower rates on the earning assets. Loans, investment securities and interest bearing deposit portfolio interest rates repriced gradually to lower portfolio interest rates throughout 2002 to reflect the full impact of eleven interest rate decreases in 2001. Average loans declined $182 million in the first quarter 2003, compared to the first quarter of 2002. The decline was primarily the result of customer loan payoffs in a slow economy. Average securities declined $526 million for the first quarter 2003, which was the result of a $570 million decline in average deposits in the first quarter 2003.

Average balances/yields and rates are presented in table 1 below, which shows the decline in the net interest margin to 3.15% for the first quarter of 2003 compared to 3.31% for the first quarter of 2002. The rates earned on average earning assets declined 58 basis points (0.58%) for the three months ended March 31, 2003, compared to the same period 2002. The decrease on earning assets was partially offset by a 51 basis point (0.51%) decline in the rate paid on interest bearing liabilities for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

Table 1

AVERAGE BALANCES / YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated the total dollar amount of interest income from average interest-earning assets and resultant yields, as well as the interest expense on average interest-bearing liabilities, express in both dollars and rates. All average balances are daily average balances. The average yield on earnings assets without the tax-equivalent basis would have been 3.88% for the first months ended March 31, 2003 and 4.34% for the same period in 2002.

	Three Months Ended March 31,
	2003		2002
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,565,621	5.60%	$2,747,831	6.31%
Securities:
Taxable	$3,220,011	2.70	$3,788,288	3.12
Tax-exempt	707,144	4.26	665,280	6.25

Total securities	$3,927,155	2.98	$4,453,568	3.59
Federal funds and resell agreements	134,594	1.26	236,622	1.76
Other earning assets	55,129	3.42	64,992	4.36

Total earning assets	$6,682,499	3.95	$7,503,013	4.53
Allowance for loan losses	(38,263)		(35,942)
Other assets	890,490		923,199

Total assets	$7,534,726		$8,390,270

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,721,836	1.10%	$4,199,465	1.65%
Federal funds and repurchase agreements	1,155,773	0.96	1,372,202	1.35
Borrowed funds	43,975	4.07	139,155	2.58

Total interest-bearing liabilities	$4,921,584	1.09	$5,710,822	1.60
Noninterest-bearing demand deposits	1,736,366		1,828,310
Other liabilities	70,041		70,560
Shareholders’ equity	806,735		780,578

Total liabilities and shareholders’ equity	$7,534,726		$8,390,270

Net interest spread		2.86%		2.93%
Net interest margin		3.15		3.31

Table 2 below presents the dollar amount of a change in net interest income and margin reflecting the effect of interest free funds on the net interest margin. Interest free funds (the net of earning assets less interest bearing liabilities) declined $31.3 million, or 1.7%, for the three-month period ended March 31, 2003, compared to the same period in 2002. This interest free funds decline resulted in a nine basis point decline in the net interest margin and was primarily due to a $42.4 million decline in demand deposits.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2003 and 2002
	Volume	Rate	Total
Change in interest earned on:
Loans	$(2,667)	$(4,527)	$(7,194)
Securities:
Taxable	(4,052)	(3,635)	(7,687)
Tax-exempt	991	(1,511)	(520)
Federal funds sold and resell agreements	(368)	(242)	(610)
Other	(92)	(130)	(222)

Interest income	$(6,188)	$(10,045)	$(16,233)
Change in interest incurred on:
Interest-bearing deposits	$(1,781)	$(5,269)	$(7,050)
Federal funds purchased and repurchase agreements	(648)	(1,184)	(1,832)
Other borrowed funds	(795)	352	(443)

Interest expense	$(3,224)	$(6,101)	$(9,325)

Net interest income	$(2,964)	$(3,944)	$(6,908)

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2003	2002	Change
Average earning assets	$6,682,499	$7,503,013	$(820,514)
Interest-bearing liabilities	4,921,584	5,710,822	(789,238)

Interest free funds	$1,760,915	$1,792,191	$(31,276)

Free funds ratio (free funds to earning assets)	26.35%	23.89%	2.46
Tax-equivalent yield on earning assets	3.95%	4.53%	(0.58)
Cost of interest-bearing liabilities	1.09	1.60	(0.51)

Net interest spread	2.86%	2.93%	(0.07)
Benefit of interest free funds	0.29	0.38	(0.09)

Net interest margin	3.15%	3.31%	(0.16)

Provision and Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents management’s judgment of the losses inherent in the Company’s loan portfolio. The provision for loan losses is the amount necessary to adjust its ALL to the level considered appropriate by management. Management of the Company reviews the adequacy of the ALL quarterly, considering such items as historical loss trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company’s subsidiaries. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.

The Company’s ALL was $39.5 million at March 31, 2003, compared to $36.9 million at March 31, 2002 and $37.3 at December 31, 2002. This represents an allowance to total loans of 1.6%, 1.4% and 1.4% as of March 31, 2003, March 31, 2002, and December 31, 2002, respectively. Net loan charge-offs declined slightly to $1.75 million for the three months ended March 31, 2003, compared to $1.89 million for the three months ended March 31, 2002. Management of the Company increased the ALL because of an increase in nonperforming loans in 2002 and to provide a reserve for future potential loan losses due to the impact that the slow economy may have on the ability of the customer to service debt. At March 31, 2003, the allowance for loan losses exceeded total non-performing loans by $30.0 million. Although no assurance can be given, management of the Company believes that the present allowance for loan losses is adequate considering the Company’s loss experience, delinquency trends and current economic conditions.

The Company recorded a provision for loan losses of $4.0 million for the first quarter ended March 31, 2003, compared to $3.1 million for the same period 2002. The increase in the loan loss provision for the first quarter 2003 was primarily due to the increase in nonperforming loans in 2002 and to provide for potential future loan losses resulting from the slow economy and customers ability to service their debt.

Table 3 presents a summary of the Company’s allowance for loan losses for the first quarter ended March 31, 2003 and the first quarter ended March 31, 2002 and for the year ended 2002. Also, please see Credit Risk under Risk Management in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

Three Months Ended March 31,	Year Ended December 31,
2003	2002	2002
Allowance-January 1	$37,328	$35,637	$35,637
Provision for loan losses	3,973	3,106	16,738
Charge-offs:
Commercial	$(22)	$(18)	$(8,483)
Consumer:
Bankcard	(1,627)	(1,535)	(6,118)
Other	(798)	(1,124)	(3,746)
Real estate	0	0	(13)
Agricultural	0	0	0

Total charge-offs	$(2,447)	$(2,677)	$(18,360)
Recoveries:
Commercial	$105	$81	$457
Consumer:
Bankcard	258	349	1,307
Other	326	350	1,507
Real estate	5	4	21
Agricultural	0	0	21

Total recoveries	$694	$784	$3,313

Net charge-offs	$(1,753)	$(1,893)	$(15,047)

Allowance-end of period	$39,548	$36,850	$37,328

Average loans, net of unearned interest	$2,565,621	$2,747,831	$2,650,249
Loans at end of period, net of unearned interest	2,537,829	2,716,972	2,673,786
Allowance to loans at end of period	1.56%	1.36%	1.40%
Allowance as a multiple of net charge-offs	5.64	x	4.87	x	2.48 x
Net charge-offs to:
Provision for loan losses	44.12%	60.95%	89.90%
Average loans	0.07	0.07	0.57

Noninterest Income

Table 4

SUMMARY OF NONINTEREST INCOME (in thousands)

	Three Months Ended March, 31
	2003	2002
Trust and securities processing fees	$21,120	$25,071
Trading and investment banking	6,032	4,679
Service charge on deposit accounts	17,752	16,436
Other service charges and fees	3,748	3,695
Bankcard fees	7,517	6,927
Gains on sales of securities available for sale, net	0	2,416
Other	2,579	2,868

Total noninterest income	$58,748	$62,092

Noninterest income was $58.7 million for the first quarter ended March 31, 2003, compared to $62.1 million for the same period in 2002. Trust and securities processing fees decreased $3.9 million for the three months ended March 31, 2003, compared to the same period in 2002. Trust fees are calculated on the market value of the assets in the trust, therefore, with the decline in equity markets trust fees were lower in the first three months ended March 31, 2003 than compared to same period in 2002.

Trading and investment banking income increased $1.4 million for the three months ended March 31, 2003, compared to the same period in 2002. The increase was mainly market driven, as customers continued to flee the stock market to invest in high quality bonds.

Fees and service charges on deposit account increased $1.3 million for the three months ended March 31, 2003, compared to the same period in 2002. The increase in fees was primarily related to corporate deposit accounts resulting in new customer relationships and the sale of additional cash management services. Corporate and retail deposit fees also increased because of adjustments to fee schedules reflecting market price increases. Corporate service charge fees also increased due to lower minimum balances maintained by corporate customers and the lower earnings credit rate allowed on those balances.

For the three months ended March 31, 2002, the Company recorded $2.4 million in gains on sale of securities available for sale. However, in the three months ended March 31, 2003, the Company did not sell any securities, because the replacement securities would have had lower interest rates.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended March 31,
	2003	2002
Salaries and employee benefits	$49,894	$51,332
Occupancy, net	5,852	5,468
Equipment	10,270	11,258
Supplies and services	5,892	6,260
Marketing and business development	3,344	3,215
Processing fees	4,556	5,077
Legal and consulting	1,406	1,384
Amortization of intangibles	495	508
Other	4,642	5,157

Total noninterest expense	$86,351	86,351

Noninterest expense decreased $3.3 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

The decrease in noninterest expense was primarily due to salaries and employee benefits decreasing $1.4 million for the three months ended March 31, 2003, compared to the same period in 2002. Salaries declined $0.7 million for the first quarter 2003, compared to the same period in 2002. The decrease was primarily due to lower staffing levels, the Company’s full-time equivalent employees dropped from 4,186 on March 31, 2002, to 4,007 on March 31, 2003. Profit sharing accrual declined $0.9 million for the first quarter 2003, compared to the same period in 2002 due to lower profit levels. The above decreases were partially offset by the $0.3 million increase in the amount the Company paid for medical insurance premiums for the first quarter of 2003, compared to the same period in 2002.

Equipment costs declined $1.0 million for the three months ended March 31, 2003, compared to the same period in 2002. The decease was primarily due to lower depreciation and equipment maintenance costs.

Balance Sheet Analysis

Table 6

SELECTED BALANCE SHEET INFORMATION (dollars in thousands)

	March 31,		December 31,
	2003	2002	2002
Total Assets	$7,342,127	$8,285,335	$8,035,559
Loans, Net of Unearned Interest	2,537,829	2,716,972	2,673,786
Total Investment Securities	3,709,824	4,412,253	4,122,315
Total Earning Assets	6,364,297	7,451,303	6,949,912
Total Deposits	5,474,710	6,032,686	5,846,947

Loans

Loans represent the Company’s largest source of interest income. At March 31, 2003 loans amounted to $2.5 billion, compared to $2.7 billion at March 31, 2002 and December 31, 2002. On average, loans totaled $2.57 billion for the three months ended March 31, 2003, and $2.75 billion for the same period in 2002 and $2.65 billion for the year ended December 31, 2002. Average loan balances decreased due to an increasing competitive loan market and increased volume of loan payoffs by customers in a slow economy. Management plans to focus on the consumer and middle market to increase loans in the future. During the first quarter of 2003, the Company reviewed the classifications of loans, to determine if the loan was properly recorded on the loan system. The result of this review was the reclassification of $92 million in loans from commercial to commercial real estate.

Nonaccrual, past due and restructured loans are discussed in the Credit Risk under Risk Management section in this report.

Securities

Management believes that the Company’s security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities; this liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a source of potential liquidity, management believes the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Securities available for sale and securities held to maturity comprised 59% of the earning assets as of March 31, 2003, March 31, 2002 and December 31, 2002. The decrease in securities as of March 31, 2003, compared to the March 31, 2002 and December 31, 2002 was primarily due to lower deposits and borrowed funds.

Deposits and Borrowed Funds

Deposits represent the primary funding source for the Company’s asset base. Deposits totaled $5.5 billion at March 31, 2003, compared to $6.0 billion at March 31, 2002, and $5.8 billion at December 31, 2002. The decrease for March 2003, compared to March 2002 was primarily due to a reduction in balances maintained by commercial customers and public fund depositors. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Securities sold under agreement to repurchase totaled $945 million at March 31, 2003, compared to $1,282 million at March 31, 2002 and $1,210 million at December 31, 2002. Repurchase agreements are transactions involving the exchange of investment funds by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

During the first quarter of 2003, the Company paid off a $15 million senior note originated in1993.

Capital and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher interest expenses for extended liability maturities. Management of the Company manages capital for each subsidiary based upon the subsidiary’s respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $799.8 million at March 31, 2003, compared to $770.5 million at March 31, 2002. During each year, management has the opportunity to repurchase shares of the Company’s stock at prices, which, in management’s opinion, would enhance overall shareholder value. During the first quarter 2003 and 2002, the Company acquired 218,457 and 87,770 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 18.89% and total capital ratio of 19.90% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see liquidity under item Risk Management in this report.

Table 7

The Company’s capital position is summarized in the table below and exceeds regulatory requirements

	Three Months Ended March 31,
	2003	2002
RATIOS
Return on average assets	0.78%	0.95%
Return on average equity	7.29	10.17
Average equity to assets	10.71	9.87
Tier 1 risk-based capital ratio	18.89	15.63
Total risk-based capital ratio	19.90	16.38
Leverage ratio	9.63	9.24

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
	2003	2002
Per Share Data
Earnings Basic	$0.66	$0.89
Earnings Diluted	0.66	0.88
Cash Dividends	0.20	0.20
Dividend payout ratio	30.30%	22.47%
Book value	$36.75	$34.92

Critical Accounting Policies and Estimates

The Company has established various accounting policies, which govern the application of accounting principals generally, accepted in the United States of America in the preparation of the Company financial statements. Certain accounting require management to make estimates and assumptions that have a material impact on the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period; management considers such accounting policies to be critical account policies. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Management believes that the Company’s critical accounting policies are those relating to: allowance for loan losses; goodwill and other intangibles; impairment of long-lived assets; revenue recognition; and, accounting for stock based compensation. The allowance for loan losses represents management’s judgment of the losses inherent in the Company’s loan portfolio. Management reviews the adequacy of its loan loss allowance quarterly, considering such items as historical trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration, and other factors. Bank regulatory agencies require that the adequacy of the allowance for loan losses be maintained on a bank-by-bank basis, however, the Company uses a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, and internal ranking systems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and approved by the Board of Directors. The FMC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company uses the following methods (simulation tools) for measuring and analyzing consolidated interest rate risk: Market Value of Equity Modeling (Net Portfolio Value); Net Interest Income Simulation Analysis; and, Repricing Mismatch Analysis. The Company does not use hedges or swaps to manage interest rate risk except for the use of future contracts to offset interest rate risk on specific securities held in its trading portfolio.

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Market Value of Equity Modeling (“Net Portfolio Value”) to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes assumptions regarding new loans and deposits based on historical analysis, management’s outlook and repricing strategies. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of December 31, 2002. Table 8 sets forth, for March 31, 2003 and 2002 and December 31, 2002, the increase or decrease (as applicable) in Net Portfolio Value, that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; and, an immediate decrease of 100 basis points. Table 8 includes both instruments entered into for trading purposes, and the instruments entered into for other than trading purposes, since the former represents such a small portion of the Company’s portfolio that any difference in the interest rate risk associated with it (as compared with the risk associated with instruments entered into for other than trading purposes) is immaterial.

The net portfolio value as of March 31, 2003 is higher than March 31, 2002 and December 31, 2002 at both the 100 and 200 basis points increases. The increases were due to the following reason, total assets, loans, investment securities and deposits were higher levels at March 31, 2002 and December 31, 2002. The Company will benefit from rates increasing since a majority of the earning assets and deposits have been repriced. For the same reasons, the net portfolio value as of March 31, 2003 is higher than March 31, 2002 and December 31, 2002.

Table 8

MARKET RISK (in thousands)

	Net portfolio value
Hypothetical change in interest rate (in Basis Points) (Rate Shock)	March 31, 2003			March 31, 2002			December 31, 2002
	Amount	Dollar Change	Per Cent Change	Amount	Dollar Change	Per Cent Change	Amount	Dollar Change	Per Cent Change
200	$1,365,685	$275,971	25.32%	$1,316,570	$202,162	18.10%	$1,145,822	$195,631	20.59%
100	1,235,123	145,409	13.39	1,222,184	107,776	9.67	1,048,007	97,816	10.29
Static	1,089,714	—	—	1,114,408	—	—	950,191	—	—
(100)	1,092,431	2,717	0.25	1,092,067	(22,341)	2.00	993,694	43,503	4.58

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Loan prepayment and other market risks are developed from industry estimates of prepayment spreads and other market change. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of current interest rates the scenarios that simulate a 100 basis point and a 200 basis point decrease cannot be completed as of March 31, 2003 and December 31, 2002. Table 9 shows the net interest income, increase or decrease over the next twelve months as of March 31, 2003, 2002, and December 31, 2002. The three periods show that if rates rise 100 or 200 basis points net interest income will increase. At March 31, 2002, the table shows that a decrease in rates will mean a decrease in net interest income. This is a result of being asset sensitive, meaning assets reprice more quickly than liabilities, giving rise to an improved net interest income in an increasing rate environment and lower net interest income in a decreasing rate environment.

Table 9

MARKET RISK (in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	March 31, 2003 Amount of change	March 31, 2002 Amount of change	December 31, 2002 Amount of change
200	$9,324	$7,903	$8,752
100	4,662	3,952	4,376
Static	—	—	—
(100)	n/a	(4,178)	n/a

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $4.2 million at March 31, 2003, compared to March 31, 2002 and $1.1 million at December 31, 2002. The major portion of nonperforming loans is due to three commercial loan customers.

The Company had $5.0 million in other real estate owned as of March 31, 2003 and December 31, 2002, compared to $5.8 million as of March 31, 2002. The $5.0 million is primarily associated with one foreclosed credit. Loans past due more than 90 days totaled $6.0 million as of March 31, 2003, compared to $7.9 million as of March 31, 2002 and $7.7 million as of December 31, 2002.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 10

LOAN QUALITY (in thousands)

	March 31,				December 31,
	2003		2002		2002
Nonaccrual loans	$ 9,168		$11,784		$ 9,723
Restructured loans	410		1,950		989

Total nonperforming loans	$ 9,578		$13,734		$10,712
Other real estate owned	4,965		5,833		4,989

Total nonperforming assets	14,543		$19,567		$15,701

Loans past due 90 days or more	$ 6,005		$ 7,929		$ 7,672
Reserve for Loans Losses	39,548		36,850		37,328

Ratios
Nonperforming loans as a % of loans	0.38%		0.51%		0.40%
Nonperforming assets as a % of loans plus other real estate owned	0.57		0.72		0.59
Nonperforming assets as a % of total assets	0.20		0.24		0.20
Loans past due 90 days or more as a % of loans	0.24		0.29		0.29
Reserve for Loan Losses a % of loans	1.56		1.36		1.40
Reserve for Loan Losses a multiple of nonperforming loans	4.13	x	2.68	x	3.48	x

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

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2003 was $1.8 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

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

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish the Company’s objectives, the Company intends to continue to examine, refine, and formalize its disclaimer and procedures and the monitor ongoing developments in this area.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER S

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed herewith:

i.	3 (i) Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2nd, 2003.

ii.	3 (ii) Bylaws, dated October 17, 2002, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 12, 2003.

iii.	Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to the Company’s General Form for Registration of Securities on Form 10, dated March 4, 1993.

iv.	99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

v.	99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

By:	/s/ R, CROSBY KEMPER III
R. Crosby Kemper III
Chairman and Chief Executive Officer

By:	/s/ DANIEL C. STEVENS
Daniel C. Stevens
Chief Financial Officer

Date: May 14, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, R. Crosby Kemper III, certify that:

1. I have reviewed this quarterly report as of March 31, 2003 on Form 10-Q of UMB Financial Corporation;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report March 31, 2003; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of March, 31 2003;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ R. Crosby Kemper III
R. Crosby Kemper III Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Daniel C. Stevens, certify that:

1. I have reviewed this quarterly report as of March 31, 2003 on Form 10-Q of UMB Financial Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

b) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report March 31, 2003; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of March 31, 2003;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Daniel C. Stevens
Daniel C. Stevens: Chief Financial Officer