Form 10-Q/A
period 2003-03-31
UMB FINANCIAL CORP
filed 2003-05-15
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

UMB FINANCIAL CORPORATION

FORM 10-Q

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its quarterly report on 10-Q as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2003, to change certain interest rate and margin rate yields due to a miscalculation of the effect of the tax equivalent adjustment in the original calculation of the interest rate and margin yields in Table 1 and 2 of this report and to change the dollar changes due to volume and rate in Table 2 of this report. This amendment has no effect on the Company’s financial statement for the three months ended March 31, 2003.

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

Results of Operations

Net Interest Income

The primary reason for the decline in earnings for the three-month period ended March 31, 2003 was lower net interest income. For the three-month period ended March 31, 2003, the Company earned net interest income of $50.7 million compared to $57.6 million for the first quarter 2002. The decrease was caused by lower volume of earning assets and lower rates on the earning assets. Loans, investment securities and interest bearing deposit portfolio interest rates repriced gradually to lower portfolio interest rates throughout 2002 to reflect the full impact of eleven interest rate decreases in 2001. Average loans declined $182 million in the first quarter 2003, compared to the first quarter of 2002. The decline was primarily the result of customer loan payoffs in a slow economy. Average securities declined $526 million for the first quarter 2003, which was the result of a $570 million decline in average deposits in the first quarter 2003.

Average balances/yields and rates are presented in table 1 below, which shows the decline in the net interest margin to 3.30% for the first quarter of 2003 compared to 3.31% for the first quarter of 2002. The rates earned on average earning assets declined 43 basis points (0.43%) for the three months ended March 31, 2003, compared to the same period 2002. The decrease on earning assets was partially offset by a 51 basis point (0.51%) decline in the rate paid on interest bearing liabilities for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

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

	Three Months Ended March 31,
	2003		2002
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,565,621	5.62%	$2,747,831	6.31%
Securities:
Taxable	$3,220,011	2.70	$3,788,288	3.12
Tax-exempt	707,144	5.59	665,280	6.25

Total securities	$3,927,155	3.22	$4,453,568	3.59
Federal funds and resell agreements	134,594	1.26	236,622	1.76
Other earning assets	55,129	3.50	64,992	4.36

Total earning assets	$6,682,499	4.10	$7,503,013	4.53
Allowance for loan losses	(38,263)		(35,942)
Other assets	890,490		923,199

Total assets	$7,534,726		$8,390,270

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,721,836	1.10%	$4,199,465	1.65%
Federal funds and repurchase agreements	1,155,773	0.96	1,372,202	1.35
Borrowed funds	43,975	4.07	139,155	2.58

Total interest-bearing liabilities	$4,921,584	1.09	$5,710,822	1.60
Noninterest-bearing demand deposits	1,736,366		1,828,310
Other liabilities	70,041		70,560
Shareholders’ equity	806,735		780,578

Total liabilities and shareholders’ equity	$7,534,726		$8,390,270

Net interest spread		3.01%		2.93%
Net interest margin		3.30		3.31

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

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2003 and 2002
	Volume	Rate	Total
Change in interest earned on:
Loans	$(2,716)	$(4,478)	$(7,194)
Securities:
Taxable	(4,052)	(3,635)	(7,687)
Tax-exempt	614	(1,134)	(520)
Federal funds sold and resell agreements	(368)	(242)	(610)
Other	(96)	(126)	(222)

Interest income	$(6,618)	$(10,045)	$(16,233)
Change in interest incurred on:
Interest-bearing deposits	$(1,781)	$(5,269)	$(7,050)
Federal funds purchased and repurchase agreements	(648)	(1,184)	(1,832)
Other borrowed funds	(795)	352	(443)

Interest expense	$(3,224)	$(6,101)	$(9,325)

Net interest income	$(3,394)	$(3,514)	$(6,908)

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2003	2002	Change
Average earning assets	$6,682,499	$7,503,013	$(820,514)
Interest-bearing liabilities	4,921,584	5,710,822	(789,238)

Interest free funds	$1,760,915	$1,792,191	$(31,276)

Free funds ratio (free funds to earning assets)	26.35%	23.89%	2.46
Tax-equivalent yield on earning assets	4.10%	4.53%	(0.43)
Cost of interest-bearing liabilities	1.09	1.60	(0.51)

Net interest spread	3.01%	2.93%	0.08
Benefit of interest free funds	0.29	0.38	(0.09)

Net interest margin	3.30%	3.31%	(0.01)

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