Form 10-Q
period 2003-06-30
UMB FINANCIAL CORP
filed 2003-08-13
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of July, 31, 2003, UMB Financial Corporation had 21,747,001 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	June 30,		December 31,
	2003	2002	2002
ASSETS
Loans:
Commercial, financial and agricultural	$1,210,450	$1,446,706	$1,364,744
Consumer (net of unearned interest)	822,080	803,980	823,779
Real estate mortgage	597,554	443,278	477,117
Leases	7,304	7,057	8,146
Allowance for loan losses	(40,249)	(38,608)	(37,328)

Net loans	$2,597,139	$2,662,413	$2,636,458
Securities available for sale:
U.S. Treasury and agencies	$2,506,690	$2,570,001	$3,278,371
State and political subdivisions	397,629	187,929	328,152
Commercial paper and other	52,895	291,535	113,373

Total securities available for sale	$2,957,214	$3,049,465	$3,719,896
Securities held to maturity
State and political subdivisions (market value of $371,226, $480,981 and $418,264 respectively)	$357,503	$466,089	$402,419
Federal funds sold and resell agreements	240,234	147,171	117,831
Trading securities and other	79,963	79,400	73,308

Total earning assets	$6,232,053	$6,404,538	$6,949,912
Cash and due from banks	540,506	496,876	691,703
Bank premises and equipment, net	227,096	232,295	230,678
Accrued income	47,015	57,651	58,261
Goodwill on purchased affiliates	57,420	54,761	54,761
Other intangibles	5,977	7,837	6,819
Other assets	38,601	55,966	43,425

Total assets	$7,148,668	$7,309,924	$8,035,559

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,950,809	$1,764,517	$1,811,007
Interest-bearing demand and savings	2,305,693	2,399,570	2,734,270
Time deposits under $100,000	779,016	896,216	853,958
Time deposits of $100,000 or more	216,004	252,634	447,712

Total deposits	$5,251,522	$5,312,937	$5,846,947
Federal funds purchased and repurchase agreements	934,895	970,455	1,209,770
Short-term debt	66,161	131,649	94,721
Long-term debt	16,934	28,077	26,302
Accrued expenses and taxes	40,116	49,661	45,445
Other liabilities	32,585	26,582	9,574

Total liabilities	$6,342,213	$6,519,361	$7,232,759

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares; issued 27,528,365, 27,528,365 and 27,528,365 shares respectively.	$27,528	$27,528	$27,528
Capital surplus	726,367	726,389	726,368
Retained earnings	259,564	225,477	240,295
Accumulated other comprehensive income	16,727	22,907	23,678
Treasury stock, 5,777,012, 5,429,248 and 5,545,396 shares, at cost, respectively	(223,731)	(210,498)	(215,069)
Unearned ESOP shares	—	(1,240)	—

Total shareholders’ equity	$806,455	$790,563	$802,800

Total liabilities and shareholders’ equity	$7,148,668	$7,309,924	$8,035,559

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME
Loans	$35,187	$41,445	$70,383	$83,998
Securities:
Taxable interest	$18,249	$26,770	$39,691	$55,897
Tax-exempt interest	6,258	6,567	12,737	13,403

Total securities income	$24,507	$33,337	$52,428	$69,300
Federal funds and resell agreements	367	591	784	1,619
Trading securities and other	351	695	811	1,378

Total interest income	$60,412	$76,068	$124,406	$156,295

INTEREST EXPENSE
Deposits	$8,711	$15,921	$18,779	$33,040
Federal funds and repurchase agreements	2,091	3,679	4,837	8,257
Short-term debt	38	133	86	552
Long-term debt	213	465	607	930

Total interest expense	$11,053	$20,198	$24,309	$42,779

Net interest income	$49,359	$55,870	$100,097	$113,516
Provision for loan losses	3,040	3,440	7,013	6,546

Net interest income after provision	$46,319	$52,430	$93,084	$106,970

NONINTEREST INCOME
Trust and securities processing	$21,618	$21,928	$42,738	$46,999
Trading and investment banking	4,904	4,442	10,936	9,121
Service charges on deposits	17,816	16,111	35,568	32,547
Other service charges and fees	4,188	3,541	7,936	7,235
Bankcard fees	8,206	7,544	15,722	14,470
Net investment security gains	6	54	6	2,470
Other	2,668	2,588	5,248	5,458

Total noninterest income	$59,406	$56,208	$118,154	$118,300

NONINTEREST EXPENSE
Salaries and employee benefits	$48,905	$51,238	$98,799	$102,566
Occupancy, net	6,205	5,668	12,057	11,136
Equipment	10,489	10,900	20,759	22,159
Supplies and services	5,877	6,147	11,769	12,407
Marketing and business development	3,713	3,894	7,057	7,111
Processing fees	5,355	4,766	9,911	9,843
Legal and consulting	1,811	1,601	3,217	2,985
Amortization of intangibles	347	508	842	1,016
Other	5,295	5,570	9,938	10,729

Total noninterest expense	$87,997	$90,292	$174,349	$179,952

Income before income taxes	$17,728	$18,346	$36,889	$45,318
Income tax expense	4,252	4,384	8,906	11,778

NET INCOME	$13,476	$13,962	$27,983	$33,540

PER SHARE DATA
Net income - Basic	$0.62	$0.63	$1.28	$1.52
Net income - Diluted	$0.62	$0.63	$1.28	$1.52
Dividends	$0.20	$0.20	$0.40	$0.40

Weighted average shares outstanding	21,756,544	22,055,524	21,837,465	22,072,125

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net Income	$27,983	$33,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,013	6,546
Depreciation and amortization	15,835	15,403
Deferred income taxes	2,509	3,195
Net (increase) decrease in trading securities and other earning assets	(6,655)	5,562
Gains on sales of securities available for sale	—	(2,470)
Amortization of securities premiums, net of discount accretion	10,620	(1,478)
Earned ESOP shares	—	1,251
Changes in
Accrued income	11,246	3,010
Accrued expenses and taxes	(3,958)	(4,135)
Other assets and liabilities, net	17,629	(9,548)

Net cash provided by operating activities	$82,222	$50,876

Investing Activities
Proceeds from maturities of investment securities	$60,135	$75,453
Proceeds from sales of securities available for sale	—	206,708
Proceeds from maturities of securities available for sale	7,586,868	11,081,775
Purchases of investment securities	—	(160)
Purchases of securities available for sale	(6,844,960)	(10,352,767)
Net decrease in loans	16,364	109,162
Net increase in fed funds and resell agreements	(122,403)	(25,326)
Investment in consolidated subsidiary	(2,658)	(1,787)
Purchases of bank premises and equipment	(11,619)	(7,988)
Net change in unsettled securities transactions	10,252	789
Proceeds from sales of bank premises and equipment	207	4,120

Net cash provided by investing activities	$692,186	$1,089,979

Financing Activities
Net decrease in demand and savings deposits	$(288,775)	$(1,010,049)
Net decrease in time deposits	(306,650)	(52,522)
Net decrease in fed funds/ repurchase agreements	(274,875)	(318,183)
Net decrease in short term borrowings	(28,560)	(41,397)
Proceeds from long term debt	5,995	2,400
Repayment of long term debt	(15,363)	(1,711)
Cash dividends	(8,714)	(8,843)
Proceeds from exercise of stock options and sales of treasury shares	37	383
Purchases of treasury stock	(8,700)	(4,726)

Net cash used in financing activities	$(925,605)	$(1,434,648)

Decrease in cash and due from banks	$(151,197)	$(293,793)
Cash and due from banks at beginning of period	691,703	790,672

Cash and due from banks at end of period	$540,506	$496,879

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP	Total
Balance - January 1, 2002	$27,528	$726,347	$200,780	$22,526	$(206,113)	$(2,491)	$768,577
Net income	—	—	33,540	—	—	—	33,540
Other comprehensive income, change in unrealized gain on securities of $3,162, net of tax $1,249 and the reclassification adjustment for gains included in net income of $2,470 net tax of $938	—	—	—	381	—	—	381

Total comprehensive income							33,921
Cash dividends	—	—	(8,843)	—	—	—	(8,843)
Earned ESOP shares	—	—	—	—	—	1,251	1,251
Purchase of treasury stock	—	—	—	—	(4,726)	—	(4,726)
Sale of treasury stock	—	—	—	—	15	—	15
Exercise of stock options	—	42	—	—	326	—	368

Balance - June 30, 2002	$27,528	$726,389	$225,477	$22,907	$(210,498)	$(1,240)	$790,563

Balance - January 1, 2003	$27,528	$726,368	$240,295	$23,678	$(215,069)	$—	$802,800
Net income	—	—	27,983	—	—	—	27,983
Other comprehensive income, change in unrealized loss on securities of $10,877, net of tax $3,926	—	—	—	(6,951)	—	—	(6,951)

Total comprehensive income							21,032
Cash dividends	—	—	(8,714)	—	—	—	(8,714)
Purchase of treasury stock	—	—	—	—	(8,700)	—	(8,700)
Sale of treasury stock	—	—	—	—	18	—	18
Exercise of stock options	—	(1)	—	—	20	—	19

Balance - June 30, 2003	$27,528	$726,367	$259,564	$16,727	$(223,731)	$—	$806,455

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

1. Financial Statement Presentation:

The consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s 2002 Annual Report on Form 10-K.

2. Summary of Accounting Policies

The Company is a multi-bank holding company and financial holding company which offers a wide range of banking services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

Loans. Affiliate banks enter into lease financing transactions that are generally recorded under the financing method of accounting. Management recognizes income on a basis that it believes results in an approximately level rate of return over the life of the lease.

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

Management bases the adequacy of the allowance for loan losses on its continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, determination of the existence and realizable value of the collateral and guarantees securing such loans. The actual losses, notwithstanding such considerations, however, could differ significantly from the amounts estimated by management.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003

normal part of operations and includes such adjustments, fees and gains or losses in trading and investment banking income. The Company includes interest income on trading securities in income from earning assets.

Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, as required for goodwill and indefinite-lived intangible assets resulting from business combinations. The new rules require that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are tested at least annually for impairment. Prior to January 1, 2002, goodwill and other intangibles were amortized using the straight-line method over periods up to 40 years. As a result of the adoption of SFAS No. 142, the Company has segregated goodwill acquired from prior acquisitions into the separate line items of goodwill and other intangibles in the accompanying consolidated balance sheets. Goodwill is no longer amortized but is tested for impairment annually. Effective January 1, 2002, the Company performed the transitional impairment test of goodwill in accordance with SFAS No. 142, which resulted in no impairment charge. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment test performed on November 30, 2002, no impairment charge was recorded. Other intangible assets are amortized over a period of 10 years.

Per Share Data. Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 28,436 and 64,013 shares issueable under options granted by the Company at June 30, 2003 and 2002, respectively. Diluted year to date per share data includes the diluted effect of 23,715 and 49,631 shares issueable under options granted by the Company at June 30, 2003 and 2002, respectively.

Accounting for Stock-Based Compensation. Stock-based compensation is recognized using the intrinsic value method for accounting purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plan. The table below in accordance with SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment to FASB Statement 123”, discloses the effect on the Company’s net income and per share data for the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003 and 2002, had compensation costs for the Company’s plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$13,476	$13,962	$27,983	$33,540
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	74	66	150	134

Pro forma net income	$13,402	$13,896	$27,833	$33,406

Earnings per share:
Basic-as reported	0.62	0.63	1.28	1.52
Basic-pro forma	0.62	0.63	1.27	1.51
Diluted-as reported	0.62	0.63	1.28	1.52
Diluted-pro forma	0.62	0.63	1.27	1.51

3. New Accounting Pronouncements

Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In April, 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 28, 2003

derivative instruments embedded in other contracts under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementations of this statement will not have a material effect on the Company’s consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were formerly classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory, redeemable financial instruments of nonpublic entities. Implementations of this statement will not have a material effect on the Company’s consolidated financial statements.

4. Allowance for Loan Losses

The following is an analysis of the allowance for loan losses for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Allowance - April 1, and January 1,	$39,548	$36,850	$37,328	$35,637
Additions(deductions):
Charge-offs	$(3,128)	$(2,559)	$(5,575)	$(5,236)
Recoveries	789	877	1,483	1,661

Net charge-offs	$(2,339)	$(1,682)	$(4,092)	$(3,575)

Provision charged to expense	3,040	3,440	7,013	6,546

Allowance - June 30,	$40,249	$38,608	$40,249	$38,608

Impaired loans under SFAS No. 114

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the six months ended June 30, 2003 and 2002 and for the year December 31, 2002 (in thousands):

	Six Months Ended June 30,		December 31,
	2003	2002	2002
Total impaired loans as of June 30 and December 31	$12,549	$18,252	$8,269

Amount of impaired loans which have a related allowance	$2,937	$14,590	$1,491
Amount of related allowance	1,718	5,032	1,491

Remaining impaired loans with no allowance	$9,612	$3,662	$6,778

Average recorded investment in impaired loans (approximately) during the period	$9,311	$11,759	$12,708

5. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the six months ended June 30, 2003 by operating segment are as follows (in thousands):

	Community Banking	Trust and Securities Processing	Total
Balances as of January 1, 2003	$34,743	$20,018	$54,761
Goodwill acquired during the period	—	2,659	2,659

Balances as of June 30, 2003	$34,743	$22,677	$57,420

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003

Following are the intangible assets that continue to be subject to amortization (in thousands):

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Core deposit intangible assets	$16,777	$16,704	$73
Other intangible assets	7,200	1,296	5,904

Total	$23,977	$17,653	$6,324

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Aggregate amortization expense	$347	$508	$842	$1,016

Estimated amortization expense of intangible assets on future years:

For the year ended December 31, 2003	$1,218
For the year ended December 31, 2004	754
For the year ended December 31, 2005	754
For the year ended December 31, 2006	754
For the year ended December 31, 2007	754

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $39.0 million and $45.3 million for the six months ended June 30, 2003 and 2002, respectively. Net futures activity resulted in losses of $0.6 million for the six months ended June 30, 2003, and $1.2 million for the same period in 2002. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the six months ended June 30, 2003, contracts to purchase and sell foreign currency averaged approximately $11.7 million compared to $66.6 million for the same period in 2002. The net gain on these foreign exchange contracts for the six months ended June 30, 2003 and 2002 was $0.8 million and $0.6 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At June 30, 2003, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company is named defendant in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

The Company has issued standby letters of credit, which in many respects are comparable to guarantees of its customers’ obligations. Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues these standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at June 30, 2003 was $164.9 million. It is unlikely that the Company would ever have to payout on any significant portion of the $164.9 million. As of June 30, 2003, the Company has issued standby letters of credit totaling $26.5 million to related parties of the Company.

Contract or Notional Amount (dollars in thousands)

	June 30,		December 31, 2002
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit for loans (excluding credit card loans)	$814,725	$638,278	$644,497
Commitments to extend credit under credit card loans	843,388	914,073	848,256
Commercial letters of credit	6,179	8,699	6,148
Standby letters of credit	164,925	179,901	187,268
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Futures contracts	$41,600	$51,000	$36,514

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003

7. Business Segment Reporting

The Company has strategically aligned its operations into four major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. The Chairman of the Board and Chief Executive Officer regularly evaluates lines of business financial results shown on reports produced by the Company’s internal management accounting system in deciding how to allocate resources and assess performance of each individual Business Segment. Management assigns balance sheet and income statement items to each line of business using consistently applied methodologies, which are constantly being refined.

These methodologies may be modified as management enhances the Company’s accounting systems and as enhanced and changes occur in the organizational structure or product lines. The Company assigns noninterest income and noninterest expense directly attributable to each line of business. The Company allocates direct expenses incurred by areas supporting the overall Company, and corporate overhead, to the Business Segments based on the ratio of an individual Business Segment’s noninterest expenses to total noninterest expense incurred by all business lines. Equity is allocated based on credit, operational and business risks.

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

Trust and Wealth Management provides estate planning, trust, employee benefit and asset management services to individuals and corporate customers. The private client services division market full trust and personal banking services to high net worth individuals.

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

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Six Months Ended June 30
(dollars in thousands)	Commercial Banking		Community Banking
	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$44,839	$51,454	$69,812	$93,862
Interest Expense	6,567	8,576	15,700	30,257

Net Interest Income	$38,272	$42,878	$54,112	$63,605
Provision for Loan Losses	3,900	3,900	3,113	2,646
Noninterest income	33,814	27,355	40,313	46,253
Intersegment revenue	—	—	53	59
Depreciation and amortization	2,828	5,759	11,011	8,990
Noninterest expense	49,070	45,915	72,943	80,999

Net Income before taxes	$16,288	$14,659	$7,411	$17,282
Income Taxes	3,932	3,810	1,789	4,491

Net Income	$12,356	$10,849	$5,622	$12,791

Average Assets	$3,310,100	$3,071,028	$3,672,829	$4,542,378

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(dollars in thousands)	Trust and Wealth Management		Investment Services Group
	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$(30)	$20	$9,785	$10,959
Interest Expense	(3)	774	2,045	3,172

Net Interest Income	$(27)	$(754)	$7,740	$7,787
Provision for Loan Losses	—	—	—	—
Noninterest income	29,526	30,192	14,501	14,500
Intersegment income	(53)	(59)	—	—
Depreciation & Amortization	1,340	1,105	306	324
Noninterest expense	25,461	26,077	11,390	10,783

Net Income before taxes	$2,645	$2,197	$10,545	$11,180
Income Taxes	639	571	2,546	2,906

Net Income	$2,006	$1,626	$7,999	$8,274

Average Assets	$36,030	$40,969	$789,066	$684,945

(dollars in thousands)	Other		Total Consolidated Company
	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$—	$—	$124,406	$156,295
Interest Expense	—	—	24,309	42,779

Net Interest Income	$—	$—	$100,097	$113,516
Provision for Loan Losses	—	—	7,013	6,546
Noninterest income	—	—	118,154	118,300
Intersegment income	—	—	—	—
Depreciation & Amortization	—	—	15,485	16,178
Noninterest expense	—	—	158,864	163,774

Net Income before taxes	$—	$—	$36,889	$45,318
Income Taxes	—	—	8,906	11,778

Net Income	$—	$—	$27,983	$33,540

Average Assets	$(459,123)	$(290,551)	$7,348,902	$8,048,769

	Three Months Ended June 30
(dollars in thousands)	Commercial Banking		Community Banking
	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$21,676	$24,332	$34,217	$43,696
Interest Expense	2,954	3,284	7,242	14,560

Net Interest Income	$18,722	$21,048	$26,975	$29,136
Provision for Loan Losses	1,500	2,100	1,540	1,340
Noninterest income	16,608	13,270	20,527	21,785
Intersegment revenue	—	—	22	31
Depreciation and amortization	1,416	3,070	5,456	4,299
Noninterest expense	24,549	23,531	36,924	39,611

Net Income before taxes	$7,865	$5,617	$3,604	$5,702
Income Taxes	1,887	1,342	864	1,363

Net Income	$5,978	$4,275	$2,740	$4,339

Average Assets	$3,233,950	$2,897,598	$3,646,795	$4,097,219

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(dollars in thousands)	Trust and Wealth Management		Investment Services Group
	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$(21)	$(1)	$4,540	$8,041
Interest Expense	(2)	—	859	2,354

Net Interest Income	$(19)	$(1)	$3,681	$5,687
Provision for Loan Losses	—	—	—	—
Noninterest income	14,906	13,650	7,365	7,503
Intersegment income	(22)	(31)	—	—
Depreciation & Amortization	678	546	144	166
Noninterest expense	12,768	13,261	6,062	5,808

Net Income before taxes	$1,419	$(189)	$4,840	$7,216
Income Taxes	340	(45)	1,161	1,724

Net Income	$1,079	$(144)	$3,679	$5,492

Average Assets	$32,765	$32,720	$710,344	$991,056

(dollars in thousands)	Other		Total Consolidated Company
	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$—	$—	$60,412	$76,068
Interest Expense	—	—	11,053	20,198

Net Interest Income	$—	$—	$49,359	$55,870
Provision for Loan Losses	—	—	3,040	3,440
Noninterest income	—	—	59,406	56,208
Intersegment income	—	—	—	—
Depreciation & Amortization	—	—	7,694	8,081
Noninterest expense	—	—	80,303	82,211

Net Income before taxes	$—	$—	$17,728	$18,346
Income Taxes	—	—	4,252	4,384

Net Income	$—	$—	$13,476	$13,962

Average Assets	$(458,735)	$(307,572)	$7,165,119	$7,711,021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the condensed consolidated financial condition and results of operations of the Company. This review highlights the material changes in the results of operations and changes in financial condition for the six-month period ended June 30, 2003. It should be read in conjunction with the accompanying consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report and the documents incorporated herein by reference contain forward-looking statements of expected future developments within the meaning of and pursuant to the safe harbor provisions established by Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to projections of future financial performance and financial items, plans and objectives of future operations, and other matters. These forward-looking statements reflect management’s expectations and are based on currently available data; however, actual future results are subject to future events and uncertainties, which could materially affect actual performance and cause future results to differ materially from those referred to in the forward-looking statements. Such future events and uncertainties include, but are not limited to, changes in: loan demand, the ability of customers to repay loans, consumer saving habits, employee costs, pricing, interest rates, competition, legal or regulatory requirements or restrictions, U.S. or international economic or political conditions such as inflation or fluctuation in interest rates or in the values of securities traded in the equity markets. Any forward-looking statements should be read in conjunction with information about risks and uncertainties set forth in this report and in documents incorporated herein by reference. Forward-looking statements speak only as of the date they are made, and the Company does not intend to review or revise any particular forward-looking statement in light of events that occur thereafter or to reflect the occurrence of unanticipated events.

Earnings Summary

The Company earned income of $13.5 million for the three months ended June 30, 2003, compared to $14.0 million for the same period a year earlier. This represents a 3.5% decrease over the three month period ended June 30, 2002. Earnings per share for the second quarter 2003 were $0.62 per share compared to $0.63 for the second quarter 2002. Return on average assets and return on average common shareholders’ equity for the three month period ended June 30, 2003, were 0.75% and 6.67%, respectively, as compared to 0.73% and 7.12% for the three month period ended June 30, 2002. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing annualized net income by the daily average common shareholders’ equity.

Net interest income for the second quarter of 2003 declined 11.7% from the second quarter of 2002. The decline in 2003 compared to 2002 was due to lower loans, investments and interest bearing deposit portfolio volumes and rates.

The Company had an increase of 5.7% in noninterest income for the second quarter 2003 compared to the second quarter of 2002. The increase was primarily due to higher service charges on deposits and higher bankcard transaction fees.

Noninterest expense declined 2.5% for the second quarter of 2003 compared to the second quarter of 2002. The primary reason for the decreases was lower salaries and employee benefit costs.

The Company earned $28.0 million for the year to date June 30, 2003 compared to $33.5 million for the same period in 2002. This represents a 16.6% decrease over the year to date for June 30, 2002. Earnings per share year to date June 30, 2003 were $1.28 per share compared to $1.52 for the year to date June 30, 2002. Return on average assets and return on average common shareholders’ equity for year to date June 30, 2003 were 0.77% and 6.98% respectively compared to 0.84% and 8.63% for the year to date June 30, 2002.

Net interest income for the year to date June 30, 2003 declined $13.4 million or 11.8% from year to date June 30, 2002. Loans, investments and interest bearing deposit portfolio volumes and rates declined in 2003 compared to 2002.

The Company had only a $146,000 or 0.1% decrease in noninterest income for the year to date June 30, 2003 compared to the same period in 2002. The decrease was primarily due to lower net investment security gains.

Noninterest expense declined $5.6 million or 3.1% for the six months ended June 30, 2003, compared to the same period in 2002. The decrease was primarily due to lower salaries and employee benefit and employment costs.

Results of Operations

Net Interest Income

The primary reason for the decline in earnings for the three month period ended June 30, 2003 and year to date June 30, 2003 was lower net interest income. For the three months ended and year to date June 30, 2003, the Company earned net interest income of $49.4 million and $100.1 million, respectively, compared to $55.9 million and $113.5 million, respectively, for the same periods in 2002. The decrease was caused by lower volume of earning assets and lower rates on earning assets. The Company’s loans, investments and interest bearing deposit portfolio interest rates have declined gradually in 2002 and 2003, as the instruments in the portfolios were repriced to reflect current interest rates. Average loans declined $103.7 million and $150.8 million for the three months ended June 30, 2003 and year to date June 30, 2003, respectively, compared to the same periods in 2002. The decline was primarily due to customer loan payoffs in a slow economy. Average balances of securities declined $394.9 million and $452.2 for the three months ended June 30, 2003 and year to date June 30, 2003, compared to the same respective periods in 2002. The decline of average investment securities’ balances was due to the decline in average customer deposits of $366.6 million and $467.5 million for the same periods of investment securities.

Average balances/yields and rates are presented in table 1 below, which shows the decline in the net interest margin to 3.38% for the second quarter of 2003 compared to 3.49% for the second quarter of 2002, and 3.34% year to date June 30, 2003 compared to 3.40% for the year to date June 30, 2002. The decline in net interest margin for all periods was primarily due to the decline in average earning assets.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis would have been 3.87% for the three months ended June 30, 2003 and 4.40% for the same period in 2002, and 3.85% for the six months ended June 30, 2003 and 4.48% for the same period in 2002.

	Six Months Ended June 30,
	2003		2002
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,553,153	5.57%	$2,703,971	6.29%
Securities:
Taxable	$3,031,402	2.64	$3,546,928	3.18
Tax-exempt	721,113	5.53	657,824	6.17

Total securities	$3,752,515	3.20	4,204,752	3.65
Federal funds and resell agreements	125,451	1.26	184,101	1.77
Other earning assets	52,504	3.27	64,654	4.34

Total earning assets	$6,483,623	4.09	$7,157,478	4.60
Allowance for loan losses	(39,158)		(36,718)
Other assets	904,437		928,009

Total assets	$7,348,902		$8,048,769

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,644,416	1.04%	$4,067,319	1.64%
Federal funds and repurchase agreements	1,034,105	0.94	1,229,720	1.35
Borrowed funds	37,896	3.69	100,161	2.98

Total interest-bearing liabilities	$4,716,417	1.04	$5,397,200	1.60
Noninterest-bearing demand deposits	1,755,968		1,800,601
Other liabilities	68,020		67,377
Shareholders’ equity	808,497		783,591

Total liabilities and shareholders’ equity	$7,348,902		$8,048,769

Net interest spread		3.05%		3.00%
Net interest margin		3.34		3.40

	Three Months Ended June 30,
	2003		2002
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,556,831	5.53%	$2,660,592	6.28%
Securities:
Taxable	$2,844,868	2.57	$3,308,221	3.25
Tax-exempt	718,920	5.46	650,450	6.08

Total securities	$3,563,788	3.16	3,958,671	3.71
Federal funds and resell agreements	116,406	1.26	132,156	1.79
Other earning assets	49,907	3.02	64,320	4.37

Total earning assets	$6,286,932	4.08	$6,815,739	4.68
Allowance for loan losses	(40,044)		(37,486)
Other assets	918,231		932,768

Total assets	$7,165,119		$7,711,021

Liabilities and Shareholders’ Equity
Interest-bearing deposits	3,567,846	0.98%	$3,936,626	1.62%
Federal funds and repurchase agreements	913,774	0.92	1,088,803	1.36
Borrowed funds	31,883	3.16	61,596	3.89

Total interest-bearing liabilities	4,513,503	0.98	$5,087,025	1.59
Noninterest-bearing demand deposits	1,775,354		1,773,198
Other liabilities	66,022		64,228
Shareholders’ equity	810,240		786,570

Total liabilities and shareholders’ equity	7,165,119		$7,711,021

Net interest spread		3.10%		3.09%
Net interest margin		3.38		3.49

Table 2 below presents the dollar amount of change in net interest income and margin due to volume and rate, Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (the net of earning assets less interest bearing liabilities) increased $44.7 million for the three month period ended June 30, 2003 and $6.9 million for the six months ended June 30, 2003 compared to the same period in 2002.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2003 vs. 2002			Six Months Ended June 30, 2003 vs. 2002
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$(1,541)	$(4,717)	$(6,258)	$(4,461)	$(9,154)	$(13,615)
Securities:
Taxable	(3,416)	(5,105)	(8,521)	(7,474)	(8,732)	(16,206)
Tax-exempt	864	(1,173)	(309)	1,689	(2,355)	(666)
Federal funds sold and resell agreements	(64)	(160)	(224)	(438)	(397)	(835)
Other	(145)	(199)	(344)	(245)	(322)	(567)

Interest income	$(4,302)	$(11,354)	$(15,656)	$(10,929)	$(20,960)	$(31,889)
Change in interest incurred on:
Interest-bearing deposits	$(1,382)	$(5,828)	$(7,210)	$(3,156)	$(11,105)	$(14,261)
Federal funds purchased and repurchase agreements	(527)	(1,061)	(1,588)	(1,176)	(2,244)	(3,420)
Other borrowed funds	(250)	(97)	(347)	(1,080)	291	(789)

Interest expense	$(2,159)	$(6,986)	$(9,145)	$(5,412)	$(13,058)	$(18,470)

Net interest income	$(2,143)	$(4,368)	$(6,511)	$(5,517)	$(7,902)	$(13,419)

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	Change	2003	2002	Change
Average earning assets	$6,286,932	$6,815,739	$(528,807)	$6,483,623	$7,157,478	$(673,855)
Interest-bearing liabilities	4,513,503	5,087,025	(573,522)	4,716,417	5,397,200	(680,783)

Interest free funds	$1,773,429	$1,728,714	$44,715	$1,767,206	$1,760,278	$6,928

Free funds ratio (free funds to earning assets)	28.21%	25.36%	2.85%	27.26%	24.59%	2.67%

Tax-equivalent yield on earning assets	4.08%	4.68%	(0.60)%	4.09%	4.60%	(0.51)%
Cost of interest-bearing liabilities	0.98	1.59	(0.61)	1.04	1.60	(0.56)

Net interest spread	3.10%	3.09%	0.01%	3.05%	3.00%	0.05%
Benefit of interest free funds	0.28	0.40	(0.12)	0.29	0.40	(0.11)

Net interest margin	3.38%	3.49%	(0.11)%	3.34%	3.40%	(0.06)%

Provision and Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents management’s judgment of the losses inherent in the Company’s loan portfolio. The provision for loan losses is the amount necessary to adjust the ALL to the level considered appropriate by management. Management of the Company reviews the adequacy of the ALL periodically, considering such items as historical loss trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company’s subsidiaries. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure that the Company consistently applies its loan policy and standards.

The Company’s ALL was $40.2 million at June 30, 2003, compared to $38.6 million at June 30, 2002 and $37.3 million at December 31, 2002. This represents an allowance to total loans of 1.6%, 1.4% and 1.4% as of June 30, 2003, June 30, 2002, and December 31, 2002, respectively. Net loan charge-offs increased slightly to $4.09 million for the year to date June 30, 2003, compared to $3.58 million for the year to date June 30, 2002. Management of the Company increased the ALL because of an increase in nonperforming loans in 2003. At June 30, 2003, the ALL exceeded total non-performing loans by $25.4 million. Although no assurance can be given, management of the Company believes that the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions.

The Company recorded a provision for loan losses of $3.0 million for the second quarter 2003 and $7.0 million for the year to date June 30, 2003, compared to $3.4 million for the second quarter 2002 and $6.5 million for the year to date June 30, 2002. The Company increased its loan loss provision for the year to date June 30, 2003 to provide for the increase in nonperforming loans in 2003.

Table 3 presents a summary of the Company’s ALL for the year to date June 30, 2003 and year to date June 30, 2002 and for the year ended 2002. Also, please see “Credit Risk” under the Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

Six Months Ended June 30,	Year Ended December 31, 2002
2003	2002
Allowance-January 1	$37,328	$35,637	$35,637
Provision for loan losses	7,013	6,546	16,738
Charge-offs:
Commercial	$(720)	$(77)	$(8,483)
Consumer:
Bankcard	(3,236)	(3,121)	(6,118)
Other	(1,619)	(2,025)	(3,746)
Real estate	0	(13)	(13)
Agricultural	0	0	0

Total charge-offs	$(5,575)	$(5,236)	$(18,360)
Recoveries:
Commercial	$192	$110	$457
Consumer
Bankcard	551	695	1,307
Other	632	846	1,507
Real estate	108	10	21
Agricultural	0	0	21

Total recoveries	$1,483	$1,661	$3,313

Net charge-offs	$(4,092)	$(3,575)	$(15,047)

Allowance-end of period	$40,249	$38,608	$37,328

Average loans, net of unearned interest	$2,553,153	$2,703,971	$2,650,249
Loans at end of period, net of unearned interest	2,637,388	2,701,021	2,673,786
Allowance to loans at end of period	1.53%	1.43%	1.40%
Allowance as a multiple of net charge-offs	4.92	x	5.40	x	2.48	x
Net charge-offs to:
Provision for loan losses	58.35%	54.61%	89.90%
Average loans	0.16	0.13	0.57

Noninterest Income

Table 4

SUMMARY OF NONINTEREST INCOME (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Trust and securities processing fees	$21,618	$21,928	$42,738	$46,999
Trading and investment banking	4,904	4,442	10,936	9,121
Service charge on deposit accounts	17,816	16,111	35,568	32,547
Other service charges and fees	4,188	3,541	7,936	7,235
Bankcard fees	8,206	7,544	15,722	14,470
Gains on sales of securities available for sale, net	6	54	6	2,470
Other	2,668	2,588	5,248	5,458

Total noninterest income	$59,406	$56,208	$118,154	$118,300

Noninterest income was $59.4 million for the second quarter ended June 30, 2003, compared to $56.2 million for the same period in 2002. Noninterest income was flat for the year to date June 30, 2003, compared to the same period in 2002.

Trust and securities processing fees decreased $4.3 million for the year to date June 30, 2003, compared to the same period in 2002 and were flat for the three months ended June 30, 2003, compared to the same periods in 2002. Trust fees are calculated on the market value of the assets in the trust; therefore, with the decline in equity markets, trust fees were lower for the six months ended June 30, 2003, compared to the same period in 2002.

Trading and investment banking increased $0.5 million for the three months ended June 30, 2003 and $1.8 million year to date June 30, 2003, compared to the same period in 2002. The increase was mainly market driven, as customers continued to move from the stock market to invest in bonds.

Fees and service charges on deposit accounts increased $1.7 million for the three months ended June 30, 2003 and $3.0 million year to date June 30, 2003, compared to the same periods in June 2002. The increase in fees was primarily related to new corporate deposit account relationships and the sale of additional cash management services. Corporate and retail deposit fees also increased because of adjustments to fee schedules reflecting market price increases. Corporate service charge fees also increased due to lower compensating balances maintained by corporate customers and the lower earnings credit rate allowed on those balances.

Bankcard fees increased $0.7 million for the three months ended June 30, 2003 and to $1.3 million year to date for June 30, 2003 compared to the same periods in 2002. The increase was primarily due to higher ATM interchange fees and merchant discount income. This increase in ATM interchange fees is not expected to continue, as it is expected that future interchange fees will decline as a result of recently settled litigation involving MasterCard and Visa.

For the six months ended June 30, 2002, the Company recorded $2.4 million in gains on sale of securities available for sale. However, in the six months ended June 30, 2003, the Company did not sell any securities available for sale, because the replacement securities would have had lower interest rates.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Salaries and employee benefits	$48,905	$51,238	$98,799	$102,566
Occupancy, net	6,205	5,668	12,057	11,136
Equipment	10,489	10,900	20,759	22,159
Supplies and services	5,877	6,147	11,769	12,407
Marketing and business development	3,713	3,894	7,057	7,111
Processing fees	5,355	4,766	9,911	9,843
Legal and consulting	1,811	1,601	3,217	2,985
Amortization of intangibles	347	508	842	1,016
Other	5,295	5,570	9,938	10,729

Total noninterest expense	$87,997	$90,292	$174,349	$179,952

Noninterest expense decreased $2.3 million for the three months ended June 30, 2003 and $5.6 million year to date June 30, 2003, compared to the same periods in 2002.

The decrease in noninterest expense was primarily due to salaries and employee benefits decreasing $2.3 million for the three months ended June 30, 2003 and $3.8 million year to date June 30, 2003, compared to the same periods in 2002. Salaries declined $1.6 million for the second quarter ended June 30, 2003 and $2.3 million year to date June 30, 2003 compared to the same periods in 2002. The decrease was primarily due to lower staffing levels. The Company’s full-time equivalent employees dropped from 4,174 on June 30, 2002, to 3,959 on June 30, 2003 to improve the efficiency ratio of the Company. The profit sharing accrual declined $1.0 million for the second quarter ended June 30, 2003 and $1.9 million year to date June 30, 2003, compared to the same periods in 2002 due to lower profit levels. The above decreases were partially offset by the $0.2 million increase for the second quarter ended June 30, 2003 and $0.5 million increase year to date June 30, 2003, in the amount the Company paid for medical insurance premiums, compared to the same periods in 2002.

Equipment costs declined $0.4 million for the second quarter ended June 30, 2003 and $1.4 million year to date June 30, 2003, compared to the same periods in 2002. The decrease was primarily due to lower depreciation and equipment maintenance costs.

Balance Sheet Analysis

Table 6

Selected Balance Sheet Information (dollars in thousands)

	June 30,		December 31,
	2003	2002	2002
Total Assets	$7,148,668	$7,309,924	$8,035,559
Loans, Net of Unearned Interest	2,637,388	2,701,021	2,673,786
Total Investment Securities	3,314,717	3,515,554	4,122,315
Total Earning Assets	6,232,053	6,404,538	6,949,912
Total Deposits	5,251,522	5,312,937	5,846,947

Loans

Loans represent the Company’s largest source of interest income. At June 30, 2003 the Company had loans in the amount of $2.6 billion, compared to $2.7 billion at June 30, 2002 and December 31, 2002. On average, loans totaled $2.55 billion for the six months ended June 30, 2003, and $2.70 billion for the same period in 2002 and

$2.65 billion for the year ended December 31, 2002. Average loan balances decreased due to an increasingly competitive loan market and increased volume of loan payoffs by customers in a slow economy. However, there was an increase of $100 million in loans from March 31, 2003 to June 30, 2003. Management plans to focus on growing the consumer and middle market loans in the future. During the first quarter of 2003, the Company reviewed the classifications of loans to ensure that loans were properly recorded on the loan system. The result of this review was the reclassification of $92 million in loans from commercial to commercial real estate.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” under the Risk Management section of Item 3 of this report.

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

Securities available for sale and securities held to maturity comprised 53%, 55% and 59%, respectively, of the earning assets as of June 30, 2003, June 30, 2002 and December 31, 2002. The decrease in securities as of June 30, 2003, compared to the June 30, 2002 and December 31, 2002 was primarily due to lower deposits and borrowed funds.

Deposits and Borrowed Funds

Deposits represent the primary funding source for the Company’s asset base. Deposits totaled $5.25 billion at June 30, 2003, compared to $5.31 billion at June 30, 2002, and $5.85 billion at December 31, 2002. The Company intends to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Federal funds purchased and securities sold under agreement to repurchase totaled $935 million at June 30, 2003, compared to $970 million at June 30, 2002 and $1,210 million at December 31, 2002. Repurchase agreements are transactions involving the exchange of investment funds by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

During the first quarter of 2003, the Company paid off a $15 million senior note originated in1993.

Capital and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher expenses for extended liability maturites. Management manages capital for each subsidiary based upon the subsidiary’s respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $806.5 million at June 30, 2003, compared to $790.6 million at June 30, 2002. During each year, management has the opportunity to repurchase shares of the Company’s stock at prices, which, in management’s opinion, would enhance overall shareholder value. During the six months ended June 30, 2003 and 2002, the Company acquired 232,792 and 114,308 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 19.33% and total capital ratio of 20.37% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 7

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Six Months Ended June 30,
	2003	2002
RATIOS
Return on average assets	0.77%	0.84%
Return on average equity	6.98	8.63
Average equity to assets	11.00	9.74
Tier 1 risk-based capital ratio	19.33	18.02
Total risk-based capital ratio	20.37	19.00
Leverage ratio	10.23	9.22

The Company’s per share data is summarized in the table below.

	Six Months Ended June 30,
	2003	2002
Per Share Data
Earnings Basic	$1.28	$1.52
Earnings Diluted	1.28	1.52
Cash Dividends	0.40	0.40
Dividend payout ratio	31.25%	26.32%
Book value	$37.08	$35.83

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange prices, commodity prices or equity prices. Financial instruments that are subject to market risk can be classified either as held for trading or held for purposes other than trading.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The following discussion of interest risk, however, combines instruments held for trading and instruments held for purposes other than trading because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

Interest Rate Risk

In the banking industry, the Company is subject to a major risk exposure through changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and approved by the Company’s Board of Directors. The FMC is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company uses the following methods (simulation tools) for measuring and analyzing consolidated interest rate risk Market Value of Equity Modeling (“Net Portfolio Value”); Net Interest Income Simulation Analysis; and, Repricing Mismatch Analysis. The Company does not use hedges or swaps to manage interest rate risk except for the use of future contracts to offset interest rate risk on specific securities held in its trading portfolio.

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes assumptions regarding new loans and deposits based on historical analysis, management’s outlook and repricing strategies. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of June 30, 2003 and 2002 and December 31, 2002. Table 8 sets forth, for June 30, 2003 and 2002 and December 31, 2002, the increase or decrease (as applicable) in Net Portfolio Value that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; and an immediate decrease of 100 basis points. Table 8 includes both instruments entered into for trading purposes and the instruments entered into for other than trading purposes. The Company believes that the former represents such a small portion of the Company’s portfolio, any difference in the interest rate risk associated with it (as compared with the risk associated with instruments entered into for other than trading purposes) is immaterial.

The Net Portfolio Value as of June 30, 2003 is higher than June 30, 2002 and December 31, 2002 at both the 100 and 200 basis points increases. The increases were due to the following reason, total assets, loans, investment securities and deposits were at higher levels at June 30, 2002 and December 31, 2002. The Company will benefit from rate increases since a majority of its earning assets and deposits have been repriced. For the same reason, the net portfolio value as of June 30, 2003 is higher than June 30, 2002 and December 31, 2002.

Table 8

MARKET RISK (in thousands)

	Net portfolio value
Hypothetical change in interest rate (in Basis Points) (Rate Shock)	June 30, 2003			June 30, 2002			December 31, 2002
	Amount	Dollar Change	Per Cent Change	Amount	Dollar Change	Per Cent Change	Amount	Dollar Change	Per Cent Change
200	$1,309,515	$268,244	25.76%	$1,299,957	$222,383	20.64%	$1,145,822	$195,631	20.59%
100	1,175,393	134,122	12.88	1,188,766	111,192	10.32	1,048,007	97,816	10.29
Static	1,041,271	—	—	1,077,574	—	—	950,191	—	—
(100)	1,013,040	(28,231)	(2.71)	1,061,097	(16,477)	(1.53)	993,694	43,503	4.58

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Loan prepayment and other market risks are developed from industry estimates of prepayment spreads and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of current interest rates, the scenarios that simulate a 100 basis point and a 200 basis point decrease cannot be completed as of June 30, 2003 and December 31, 2002. Table 9 shows the net interest income, increase or decrease over the next twelve months as of June 30, 2003, 2002, and December 31, 2002. The three periods show that if rates rise 100 or 200 basis points, net interest income will increase. At June 30, 2002, the table shows that a decrease in rates will mean a decrease in net interest income. This is a result of being asset sensitive, meaning assets reprice more quickly than liabilities, giving rise to an improved net interest income in an increasing rate environment and lower net interest income in a decreasing rate environment.

Table 9

MARKET RISK (in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	June 30, 2003 Amount of change	June 30, 2002 Amount of change	December 31, 2002 Amount of change
200	$11,864	$8,740	$8,752
100	5,932	4,370	4,376
Static	—	—	—
(100)	n/a	(6,401)	n/a

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

Other Market Risk

The Company does not have material commodity price risks or derivative risks.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $2.5 million at June 30, 2003, compared to June 30, 2002 and increased $4.2 million compared to December 31, 2002. The major portion of nonperforming loans is due to five commercial loan customers.

The Company had $5.0 million in other real estate owned as of June 30, 2003 and December 31, 2002, compared to $5.8 million as of June 30, 2002. The $5.0 million is primarily associated with one foreclosed credit. Loans past due more than 90 days totaled $3.7 million as of June 30, 2003, compared to $10.5 million as of June 30, 2002 and $7.7 million as of December 31, 2002.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 10

LOAN QUALITY (in thousands)

	June 30,				December 31,
	2003		2002		2002
Nonaccrual loans	$14,500		$13,916		$9,723
Restructured loans	394		3,506		989

Total nonperforming loans	$14,894		$17,422		$10,712
Other real estate owned	4,965		5,768		4,989

Total nonperforming assets	$19,859		$23,190		$15,701

Loans past due 90 days or more	$3,722		$10,451		$7,672
Reserve for Loans Losses	40,249		38,608		37,328

Ratios
Nonperforming loans as a % of loans	0.56%		0.65%		0.40%
Nonperforming assets as a % of loans plus other real estate owned	0.75		0.86		0.59
Nonperforming assets as a % of total assets	0.28		0.32		0.20
Loans past due 90 days or more as a % of loans	0.14		0.39		0.29
Reserve for Loan Losses a % of loans	1.53		1.43		1.40
Reserve for Loan Losses as a multiple of nonperforming loans	2.70	x	2.22	x	3.48	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $3.0 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February, 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2003 was $1.8 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Company’s subsidiary banks are subject to various rules regarding payment of dividends to the Company. For the most part, all banks can pay dividends at least equal to their current year’s earnings without seeking prior regulatory approval. From time to time, approvals have been requested to allow a subsidiary bank to pay a dividend in excess of its current earnings. All such requests have been approved.

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to: the risk of fraud by employees or persons outside the Company; the execution of unauthorized transactions by employees or others; errors relating to transaction processing and systems; and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of recently imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002.

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

The Company maintains systems of controls that provide management with timely and accurate information about the Company’s operations. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. In certain cases, the Company has experienced losses from operational risk. Such losses have included the effects of operational errors that the Company has discovered and included as expense in the statement of income. While there can be no assurance that the Company will not suffer such losses in the future, management continually monitors and works to improve its internal controls, systems and corporate-wide processes and procedures.

Furthermore, management believes the plans to streamline the organization through further systems integration and policies enacted to push down reporting accountabilities further in the organization have improved the Company’s ability to identify and limit operational risk.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer has each evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” and believes as of the date of evaluation, that the Company’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended. As such term is used above, the Company’s Disclosure Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No significant changes in the Company’s disclosure controls or in other factors occurred that could significantly affect such controls after the date that the Company’s Chief Executive Officer and Chief Financial Officer conducted their evaluations of the Disclosure Controls and Procedures.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish the Company’s objectives, the Company intends to continue to examine, refine, and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

UMB Financial Corporation held its annual meeting of shareholders on April 17, 2003. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees listed in the proxy statement. At the meeting the shareholders approved the following proposals:

1.	Approval of 10 Class III directors to serve until the annual meeting in 2006:

Name	Votes For	Votes Withheld
H. Alan Bell	19,325,706	64,212
Cynthia J. Brinkley	20,286,807	64,212
Jack T. Gentry	18,152,290	64,212
R. Crosby Kemper III	19,323,061	64,212
John H. Mize, Jr.	20,286,922	64,212
Alan W. Rolley	18,140,168	64,212
Thomas D. Sanders	18,165,198	64,212
L. Joshua Sosland	20,296,637	64,212
Herman R. Sutherland	20,273,089	64,212
Dr. Jon Wefald	18,183,512	64,212

2.	Ratification of the Audit Committee’s selection of Deloitte & Touche LLP to serve as the Company’s independent auditors and to examine and audit the consolidated financial statements of the Company for the fiscal year 2003.

For	19,190,595
Against	50,854
Abstain	66,102

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed herewith:

i.	3 (i) Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2, 2003, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 12, 2003.

ii.	3 (ii) Bylaws, dated October 17, 2002, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 12, 2003.

iii.	4.1 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to the Company’s General Form for Registration of Securities on Form 10, dated March 4, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

Reports on Form 8-K:

i.	April 18, 2003 UMB Financial Corporation issued a press release announcing that the Board of Directors have authorized the purchase of up to one million shares of the Company’s common stock during the next 12 months. Also, the Board of Directors authorized a $0.20 per share dividend to holders as of June 10, 2003 payable July 1, 2003. Also, on that date, UMB Financial Corporation issued a press release of first quarter earnings for the first quarter ended March 31, 2003.

ii.	May 21, 2003 Press release to announce that UMB Financial Corporation signed a definitive agreement to sell its employee benefits including defined contribution, Taft-Hartley and flexible spending accounts to Marshall & Ilsley Trust Company n.a.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ R. Crosby Kemper III
R. Crosby Kemper III
Chairman and Chief Executive Officer

/s/ Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

Date:  August 13, 2003