Form 10-Q
period 2003-09-30
UMB FINANCIAL CORP
filed 2003-11-12
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October, 31, 2003, UMB Financial Corporation had 21,734,022 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	September 30,		December 31, 2002
	2003	2002
ASSETS
Loans:
Commercial, financial and agricultural	$1,159,640	$1,333,335	$1,364,744
Consumer (net of unearned interest)	875,805	813,937	823,779
Real estate mortgage	599,710	465,726	477,117
Leases	7,241	6,661	8,146
Allowance for loan losses	(43,346)	(37,254)	(37,328)

Net loans	$2,599,050	$2,582,405	$2,636,458
Securities available for sale:
U.S. Treasury and agencies	$2,457,546	$2,393,061	$3,278,371
State and political subdivisions	437,018	233,756	328,152
Commercial paper and other	23,700	215,882	113,373

Total securities available for sale	$2,918,264	$2,842,699	$3,719,896
Securities held to maturity:
State and political subdivisions (market value of $361,234, $481,532 and $418,264, respectively)	$350,253	$464,414	$402,419
Federal funds sold and resell agreements	119,293	251,689	117,831
Trading securities and other	59,891	70,214	73,308

Total earning assets	$6,046,751	$6,211,421	$6,949,912
Cash and due from banks	615,532	560,672	691,703
Bank premises and equipment, net	224,193	231,405	230,678
Accrued income	46,437	62,031	58,261
Goodwill on purchased affiliates	57,427	54,761	54,761
Other intangibles	5,787	7,328	6,819
Other assets	31,926	57,032	43,425

Total assets	$7,028,053	$7,184,650	$8,035,559

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,925,583	$1,753,172	$1,811,007
Interest-bearing demand and savings	2,377,024	2,207,279	2,734,270
Time deposits under $100,000	747,323	902,879	853,958
Time deposits of $100,000 or more	222,399	258,929	447,712

Total deposits	$5,272,329	$5,122,259	$5,846,947
Federal funds purchased and repurchase agreements	784,772	1,000,197	1,209,770
Short-term debt	91,410	160,284	94,721
Long-term debt	16,694	27,281	26,302
Accrued expenses and taxes	37,872	54,315	45,445
Other liabilities	16,490	19,771	9,574

Total liabilities	$6,219,567	$6,384,107	$7,232,759

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares; issued 27,528,365, 27,528,365 and 27,528,365 shares, respectively	$27,528	$27,528	$27,528
Capital surplus	726,377	726,376	726,368
Retained earnings	268,449	232,544	240,295
Accumulated other comprehensive income	10,534	25,684	23,678
Treasury stock, 5,791,081, 5,439,415 and 5,545,396 shares, at cost, respectively	(224,402)	(210,974)	(215,069)
Unearned ESOP shares	—	(615)	—

Total shareholders’ equity	$808,486	$800,543	$802,800

Total liabilities and shareholders’ equity	$7,028,053	$7,184,650	$8,035,559

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME
Loans	$36,202	$39,428	$106,012	$122,935
Securities:
Taxable interest	$15,612	$23,216	$55,302	$79,113
Tax-exempt interest	6,284	6,640	19,595	20,534

Total securities income	$21,896	$29,856	$74,897	$99,647
Federal funds and resell agreements	347	830	1,131	2,449
Trading securities and other	290	728	1,101	2,105

Total interest income	$58,735	$70,842	$183,141	$227,136

INTEREST EXPENSE
Deposits	$7,250	$14,379	$26,029	$47,419
Federal funds and repurchase agreements	1,615	3,286	6,451	11,543
Short-term debt	63	209	149	761
Long-term debt	233	478	840	1,408

Total interest expense	$9,161	$18,352	$33,469	$61,131

Net interest income	$49,574	$52,490	$149,672	$166,005
Provision for loan losses	2,867	3,949	9,880	10,495

Net interest income after provision	$46,707	$48,541	$139,792	$155,510

NONINTEREST INCOME
Trust and securities processing	$21,918	$22,858	$64,657	$69,857
Trading and investment banking	5,123	4,017	16,059	13,138
Service charges on deposits	17,921	16,762	53,489	49,308
Other service charges and fees	3,796	3,579	11,733	10,814
Bankcard fees	8,100	7,741	23,820	22,211
Net investment security gains	—	7	6	2,477
Other	2,596	2,625	7,844	8,084

Total noninterest income	$59,454	$57,589	$177,608	$175,889

NONINTEREST EXPENSE
Salaries and employee benefits	$48,601	$51,075	$147,398	$153,640
Occupancy, net	6,454	6,656	18,512	17,792
Equipment	10,882	11,280	31,642	33,438
Supplies and services	5,842	5,801	17,611	18,207
Marketing and business development	3,759	4,126	10,815	11,234
Processing fees	5,337	4,832	15,248	14,675
Legal and consulting	1,792	1,521	5,009	4,506
Amortization of intangibles	183	510	1,025	1,525
Other	8,791	5,800	18,730	16,535

Total noninterest expense	$91,641	$91,601	$265,990	$271,552

Income before income taxes	$14,520	$14,529	$51,410	$59,847
Income tax expense	1,287	3,044	10,194	14,822

NET INCOME	$13,233	$11,485	$41,216	$45,025

PER SHARE DATA
Net income - Basic	$0.61	$0.52	$1.89	$2.04
Net income - Diluted	$0.61	$0.52	$1.89	$2.03
Dividends	$0.20	$0.20	$0.60	$0.60

Weighted average shares outstanding	21,743,916	22,064,951	21,805,939	22,068,643

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP	Total
Balance - January 1, 2002	$27,528	$726,347	$200,780	$22,526	$(206,113)	$(2,491)	$768,577
Net income	—	—	45,025	—	—	—	45,025
Other comprehensive income, change in unrealized gain on securities of $7,523, net of tax $2,790 and the reclassification adjustment for gains included in net income of $2,477 net tax of $902	—	—	—	3,158	—	—	3,158

Total comprehensive income							48,183
Cash dividends	—	—	(13,261)	—	—	—	(13,261)
Earned ESOP shares	—	—	—	—	—	1,876	1,876
Purchases of treasury stock	—	—	—	—	(5,302)	—	(5,302)
Sales of treasury stock	—	—	—	—	21	—	21
Exercise of stock options	—	29	—	—	419	—	448

Balance - September 30, 2002	$27,528	$726,376	$232,544	$25,684	$(210,975)	$(615)	$800,542

Balance - January 1, 2003	$27,528	$726,368	$240,295	$23,678	$(215,069)	$—	$802,800
Net income	—	—	41,216	—	—	—	41,216
Other comprehensive income, change in unrealized loss on securities of $20,672, net of tax $7,528	—	—	—	(13,144)	—	—	(13,144)

Total comprehensive income							28,072
Cash dividends	—	—	(13,062)	—	—	—	(13,062)
Purchases of treasury stock	—	—	—	—	(9,414)	—	(9,414)
Sales of treasury stock	—	—	—	—	24	—	24
Exercise of stock options	—	9	—	—	57	—	66

Balance - September 30, 2003	$27,528	$726,377	$268,449	$10,534	$(224,402)	$—	$808,486

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net Income	$41,216	$45,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,880	10,495
Depreciation and amortization	24,144	24,948
Deferred income taxes	2,659	869
Net decrease in trading securities and other earning assets	13,417	14,748
Gains on sales of securities available for sale	—	(2,477)
Amortization of securities premiums, net of discount accretion	18,127	2,836
Earned ESOP shares	—	1,876
Changes in:
Accrued income	11,824	(1,370)
Accrued expenses and taxes	(2,753)	2,383
Other assets and liabilities, net	15,046	(7,162)

Net cash provided by operating activities	$133,560	$90,055

Investing Activities
Proceeds from maturities of investment securities	$80,004	$92,985
Proceeds from sales of securities available for sale	—	216,717
Proceeds from maturities of securities available for sale	10,627,859	14,100,894
Purchases of investment securities	—	(160)
Purchases of securities available for sale	(9,863,967)	(13,175,484)
Net (increase) decrease in loans	(1,369)	159,210
Net increase in fed funds and resell agreements	(1,462)	(129,844)
Investment in consolidated subsidiary	(2,658)	(1,787)
Purchases of bank premises and equipment	(16,842)	(16,140)
Net change in unsettled securities transactions	3,418	2,078
Proceeds from sales of bank premises and equipment	207	4,133

Net cash provided by investing activities	$825,190	$1,252,602

Financing Activities
Net decrease in demand and savings deposits	$(242,670)	$(1,213,688)
Net decrease in time deposits	(331,948)	(39,564)
Net decrease in fed funds/ repurchase agreements	(424,998)	(288,441)
Net decrease in short term borrowings	(3,311)	(12,763)
Proceeds from long term debt	5,995	2,400
Repayment of long term debt	(15,603)	(2,507)
Cash dividends	(13,062)	(13,261)
Proceeds from exercise of stock options and sales of treasury stock	90	469
Purchases of treasury stock	(9,414)	(5,302)

Net used in financing activities	$(1,034,921)	$(1,572,657)

Decrease in cash and due from banks	$(76,171)	$(230,000)
Cash and due from banks at beginning of period	691,703	790,672

Cash and due from banks at end of period	$615,532	$560,672

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

1. Financial Statement Presentation

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

Loans. Affiliate banks enter into lease financing transactions that are generally recorded as financial leases. Management recognizes income on a basis that it believes results in an approximately level rate of return over the life of the lease.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

Per Share Data. Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 65,637 and 59,889 shares issueable under options granted by the Company at September 30, 2003 and 2002, respectively. Diluted year to date per share data includes the diluted effect of 38,042 and 69,713 shares issueable under options granted by the Company at September 30, 2003 and 2002, respectively.

Accounting for Stock-Based Compensation. Stock-based compensation is recognized using the intrinsic value method for accounting purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plan. The table below in accordance with SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment to FASB Statement 123”, discloses the effect on the Company’s net income and per share data for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002, had compensation costs for the Company’s plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$13,233	$11,485	$41,216	$45,025
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	68	66	219	198

Pro forma net income	$13,165	$11,419	$40,997	$44,827

Earnings per share:
Basic-as reported	0.61	0.52	1.89	2.04
Basic-pro forma	0.61	0.52	1.88	2.03
Diluted-as reported	0.61	0.52	1.89	2.03
Diluted-pro forma	0.60	0.52	1.88	2.02

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

4. Allowance for loan losses

The following is an analysis of the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Allowance - July 1, and January 1,	$40,249	$38,608	$37,328	$35,637
Additions(deductions):
Charge-offs	$(2,400)	$(6,131)	$(7,976)	$(11,367)
Recoveries	2,630	828	4,114	2,489

Net (charge-offs) recoveries	$230	$(5,303)	$(3,862)	$(8,878)

Provision charged to expense	2,867	3,949	9,880	10,495

Allowance - September 30,	$43,346	$37,254	$43,346	$37,254

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the nine months ended September 30, 2003 and 2002 and for the year ended December 31, 2002 (in thousands):

	Nine Months Ended September 30,		Year Ended December 31, 2002
	2003	2002
Total impaired loans as of September 30 and December 31	$12,791	$19,994	$8,269

Amount of impaired loans which have a related allowance	$3,480	$15,048	$1,491
Amount of related allowance	2,508	5,068	1,491

Remaining impaired loans with no allowance	$9,311	$4,946	$6,778

Average recorded investment in impaired loans (approximately) during the period	$10,181	$13,818	$12,708

5. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 by operating segment are as follows (in thousands):

	Community Banking	Trust and Securities Processing	Total
Balances as of January 1, 2003	$34,743	$20,018	$54,761
Goodwill acquired during the period	7	2,659	2,666

Balances as of September 30, 2003	$34,750	$22,677	$57,427

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Following are the intangible assets that continue to be subject to amortization (in thousands):

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,712	$65
Other intangible assets	7,200	1,478	5,722

Total	$23,977	$18,190	$5,787

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Aggregate amortization expense	$183	$510	$1,025	$1,525

Estimated amortization expense of intangible assets on future years:

For the year ended December 31, 2003	$1,218
For the year ended December 31, 2004	754
For the year ended December 31, 2005	754
For the year ended December 31, 2006	754
For the year ended December 31, 2007	754

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company holds collateral supporting those commitments when deemed necessary. Collateral varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $39.8 million and $45.0 million for the nine months ended September 30, 2003 and 2002, respectively. Net futures activity resulted in losses of $0.9 million for the nine months ended September 30, 2003, and $3.1 million for the same period in 2002. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the nine months ended September 30, 2003, contracts to purchase and sell foreign currency averaged approximately $11.4 million compared to $59.8 million for the same period in 2002. The net gain on these foreign exchange contracts for the nine months ended September 30, 2003 and 2002 was $1.3 million and $0.9 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At September 30, 2003, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company is named defendant in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

The Company has issued standby letters of credit, which in many respects are comparable to guarantees of its customers’ obligations. Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues these standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at September 30, 2003 was $164.1 million. It is unlikely that the Company would ever have to payout on any significant portion of the $164.1 million. As of September 30, 2003, the Company has issued standby letters of credit totaling $30.5 million to related parties of the Company.

Contract or Notional Amount (dollars in thousands)

	September 30,		December 31, 2002
	2003	2002
Commitments to extend credit for loans (excluding credit card loans)	$824,591	$630,336	$644,497
Commitments to extend credit under credit card loans	875,205	865,494	848,256
Commercial letters of credit	7,498	7,040	6,148
Standby letters of credit	164,061	183,348	187,268
Futures contracts	$42,400	$44,100	$36,514

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

These methodologies may be modified as management enhances the Company’s accounting systems and as changes occur in the organizational structure or product lines. The Company assigns noninterest income and noninterest expense directly attributable to each line of business. The Company allocates direct and corporate overhead expenses incurred by areas supporting the overall Company to the Business Segments based on the ratio of an individual Business Segment’s noninterest expenses to total noninterest expense incurred by all business lines. Equity is allocated based on credit, operational and business risks.

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

Trust and Wealth Management provides estate planning, trust, employee benefit and asset management services to individuals and corporate customers. The private client services division markets full trust and personal banking services to high net worth individuals.

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

BUSINESS SEGMENT INFORMATION (dollars in thousands)

Line of business/segment financial results were as follows:

	Nine Months Ended September 30,
	Commercial Banking		Community Banking
	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$65,243	$74,912	$105,042	$135,456
Interest Expense	8,848	11,837	22,180	43,732

Net Interest Income	$56,395	$63,075	$82,862	$91,724
Provision for Loan Losses	5,400	5,700	4,481	4,795
Noninterest income	48,867	41,968	61,101	67,116
Intersegment revenue	—	—	93	89
Depreciation and amortization	4,173	9,135	16,257	13,305
Noninterest expense	73,676	71,356	112,871	120,407

Net Income before taxes	$22,013	$18,852	$10,447	$20,422
Income Taxes	4,365	4,669	2,053	5,036

Net Income	$17,648	$14,183	$8,394	$15,386

Average Assets	$3,237,657	$3,033,026	$3,686,815	$4,469,328

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Trust and Wealth Management		Investment Services Group
(dollars in thousands)	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$(59)	$35	$12,916	$16,734
Interest Expense	(5)	3	2,447	5,559

Net Interest Income	$(54)	$32	$10,469	$11,175
Provision for Loan Losses	—	—	—	—
Noninterest income	45,623	45,270	22,017	21,534
Intersegment income	(93)	(89)	—	—
Depreciation & Amortization	2,808	1,679	570	492
Noninterest expense	38,419	38,760	17,215	16,418

Net Income before taxes	$4,249	$4,774	$14,701	$15,799
Income Taxes	861	1,204	2,915	3,913

Net Income	$3,388	$3,570	$11,786	$11,886

Average Assets	$34,051	$41,015	$673,526	$747,444

	Other		Total Consolidated Company
(dollars in thousands)	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$—	$—	$183,142	$227,137
Interest Expense	—	—	33,470	61,131

Net Interest Income	$—	$—	$149,672	$166,006
Provision for Loan Losses	—	—	9,881	10,495
Noninterest income	—	—	177,608	175,888
Intersegment income	—	—	—	—
Depreciation & Amortization	—	—	23,808	24,611
Noninterest expense	—	—	242,181	246,941

Net Income before taxes	$—	$—	$51,410	$59,847
Income Taxes	—	—	10,194	14,822

Net Income	$—	$—	$41,216	$45,025

Average Assets	$(443,790)	$(573,356)	$7,188,259	$7,717,457

	Three Months Ended September 30,
	Commercial Banking		Community Banking
(dollars in thousands)	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$20,477	$23,489	$35,122	$41,589
Interest Expense	2,317	3,240	6,428	13,579

Net Interest Income	$18,160	$20,249	$28,694	$28,010
Provision for Loan Losses	1,500	1,800	1,367	2,149
Noninterest income	15,034	14,802	20,772	20,633
Intersegment revenue	—	—	33	30
Depreciation and amortization	1,337	3,450	5,255	4,240
Noninterest expense	24,560	25,873	40,000	38,946

Net Income before taxes	$5,797	$3,928	$2,877	$3,338
Income Taxes	514	823	252	693

Net Income	$5,283	$3,105	$2,625	$2,645

Average Assets	$3,095,294	$2,878,214	$3,713,461	$3,805,477

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Trust and Wealth Management		Investment Services Group
(dollars in thousands)	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$(23)	$16	$3,160	$5,748
Interest Expense	(1)	(874)	417	2,407

Net Interest Income	$(22)	$890	$2,743	$3,341
Provision for Loan Losses	—	—	—	—
Noninterest income	16,150	15,137	7,498	7,016
Intersegment income	(33)	(30)	—	—
Depreciation & Amortization	1,468	573	263	170
Noninterest expense	12,959	12,683	5,799	5,665

Net Income before taxes	$1,668	$2,741	$4,179	$4,522
Income Taxes	151	581	371	947

Net Income	$1,517	$2,160	$3,808	$3,575

Average Assets	$30,929	$40,953	$523,952	$723,206

	Other		Total Consolidated Company
(dollars in thousands)	2003	2002	2003	2002
EARNINGS SUMMARY
Interest Income	$—	$—	$58,736	$70,842
Interest Expense	—	—	9,161	18,352

Net Interest Income	$—	$—	$49,575	$52,490
Provision for Loan Losses	—	—	2,867	3,949
Noninterest income	—	—	59,454	57,588
Intersegment income	—	—	—	—
Depreciation & Amortization	—	—	8,323	8,433
Noninterest expense	—	—	83,318	83,167

Net Income before taxes	$—	$—	$14,521	$14,529
Income Taxes	—	—	1,288	3,044

Net Income	$—	$—	$13,233	$11,485

Average Assets	$(491,424)	$(382,212)	$6,872,212	$7,065,638

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the condensed consolidated financial condition and results of operations of the Company. This review highlights the material changes in the results of operations and changes in financial condition for the nine-month period ended September 30, 2003. It should be read in conjunction with the accompanying consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Earnings Summary

The Company earned income of $13.2 million for the three months ended September 30, 2003, compared to $11.5 million for the same period a year earlier. This represents a 15.2% increase over the three month period ended September 30, 2002, which was primarily due to higher noninterest income and lower income taxes. Earnings per share for the third quarter 2003 were $0.61 per share compared to $0.52 per share for the third quarter 2002. Return on average assets and return on average common shareholders’ equity for the three month period ended September 30, 2003, was 0.76% and 6.53%, respectively, as compared to 0.64% and 5.68% for the three month period ended September 30, 2002. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing annualized net income by the daily average common shareholders’ equity.

Net interest income for the third quarter of 2003 declined 5.6% from the third quarter of 2002. The decline in 2003 compared to 2002 was due to lower loans, investments and interest bearing deposit portfolio volumes and rates.

The Company had an increase of 3.2% in noninterest income for the third quarter 2003 compared to the third quarter of 2002. The increase was primarily due to higher service charges on deposits and higher trading and investment banking income.

Noninterest expense remained flat for the third quarter of 2003 compared to the third quarter of 2002. The Company reduced its expenses through a 4.8% decrease in salary and employee benefit costs as described below offset by increases in costs related to the Company’s new mortgage loan programs as well as the loss on the sale of a foreclosed property.

Income taxes were $1.8 million lower for the three months ended September 30, 2003, compared to the same period in 2002. The variance was primarily due to a reduction in the tax reserve resulting from favorable management conclusions and with respect to reduced risks associated with tax positions taken in past years.

The Company earned $41.2 million for the nine months ended September 30, 2003, compared to, $45.0 million for the same period in 2002. This represents an 8.5% decrease over the year to date for September 30, 2002; which was primarily due to lower net interest income. Earnings per share year to date September 30, 2003 were $1.89 per share compared to $2.04 for the year to date September 30, 2002. Return on average assets and return on average common shareholder’s equity for the year to date September 30, 2003 were 0.77% and 6.83%, respectively compared to 0.78% and 7.62% for the year to date September 30, 2002.

Net interest income for the year to date September 30, 2003 declined $16.3 million or 9.8% from year to date September 30, 2002. This decrease was due to declining rates and volumes of loans, investments and interest bearing deposit portfolios.

The Company had a $1.7 million or 0.98% increase in noninterest income for the year to date September 30, 2003, compared to the same period in 2002. The increase was primarily due to higher service charges on deposits and higher trading and investment banking income.

Noninterest expense declined $5.6 million or 2.0% for the nine-months ended September 30, 2003, compared to the same period in 2002. The decrease was primarily due to lower salaries and employee benefit and employment costs as described below.

Results of Operations

Net Interest Income

For the three month and nine month period ended and year to date September 30, 2003, the Company experienced lower net interest income of $2.9 and $16.3 million respectively, primarily driven by the volume decreases in earning assets and lower rates. This decrease in net interest income has occurred due to several factors, primarily a reduction in demand for loans due to the soft economy; a reduction in mutual fund and trust related money market balances largely driven by the economic factors impacting the overall securities industry; and an earning asset portfolio that, by design, is very short in duration and has been negatively impacted by the overall decline in interest rates over the past couple of years.

Management believes that the overall outlook in its net interest income is positive. In the short term, a recovering economy should spur higher demand for commercial and consumer loans. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. In addition, over the next several quarters, most economists believe that interest rates will begin to rise given U.S. Budget deficits and an expanding economy. A rise in short term interest rates, given the tenor of our earning assets, would have a positive impact on the Company’s net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis would have been 3.86% for the three months ended September 30, 2003 and 4.52% for the same period in 2002, and 3.87% for the nine months ended September 30, 2003 and 4.44% for the same period in 2002.

	Nine Months Ended September 30,
	2003		2002
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,569,396	5.53%	$2,656,780	6.22%
Securities:
Taxable	$2,849,964	2.59	$3,259,302	3.25
Tax-exempt	736,296	5.52	675,357	6.04

Total securities	$3,586,260	3.19	$3,934,659	3.72
Federal funds and resell agreements	125,837	1.20	185,293	1.77
Other earning assets	50,103	3.07	66,464	4.27

Total earning assets	$6,331,596	4.10	$6,843,196	4.65
Allowance for loan losses	(39,779)		(37,143)
Other assets	896,442		911,404

Total assets	$7,188,259		$7,717,457

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,541,540	0.98%	$3,879,922	1.63%
Federal funds and repurchase agreements	957,520	0.90	1,139,910	1.35
Borrowed funds	42,007	3.15	96,281	3.01

Total interest-bearing liabilities	$4,541,067	0.99	$5,116,113	1.60
Noninterest-bearing demand deposits	1,769,348		1,741,276
Other liabilities	70,718		70,065
Shareholders’ equity	807,126		790,003

Total liabilities and shareholders’ equity	$7,188,259		$7,717,457

Net interest spread		3.11%		3.05%
Net interest margin		3.39		3.45

	Three Months Ended September 30,
	2003		2002
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,601,352	5.55%	$2,599,938	6.05%
Securities:
Taxable	$2,493,004	2.48	$2,693,431	3.42
Tax-exempt	766,165	5.14	673,849	5.83

Total securities	$3,259,169	3.11	$3,367,280	3.90
Federal funds and resell agreements	126,594	1.09	187,637	1.75
Other earning assets	45,380	2.62	70,025	4.14

Total earning assets	$6,032,495	4.11	$6,224,880	4.74
Allowance for loan losses	(41,000)		(37,979)
Other assets	880,717		878,737

Total assets	$6,872,212		$7,065,638

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,339,144	0.86%	$3,511,238	1.62%
Federal funds and repurchase agreements	806,847	0.79	963,216	1.35
Borrowed funds	50,097	2.34	88,647	3.07

Total interest-bearing liabilities	$4,196,088	0.87	$4,563,101	1.60
Noninterest-bearing demand deposits	1,795,672		1,624,562
Other liabilities	76,023		75,356
Shareholders’ equity	804,429		802,619

Total liabilities and shareholders’ equity	$6,872,212		$7,065,638

Net interest spread		3.24%		3.14%
Net interest margin		3.51		3.57

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (the net of earning assets less interest bearing liabilities) increased $174.6 million for the three month period ended September 30, 2003 and $63.4 million for the nine-months ended September 30, 2003 compared to the same period in 2002.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2003 vs. 2002			Nine Months Ended September 30, 2003 vs. 2002
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$22	$(3,248)	$(3,226)	$(3,870)	$(13,053)	$(16,923)
Securities:
Taxable	(1,620)	(5,984)	(7,604)	(9,099)	(14,712)	(23,811)
Tax-exempt	1,067	(1,423)	(356)	2,208	(3,147)	(939)
Federal funds sold and resell agreements	(224)	(259)	(483)	(658)	(660)	(1,318)
Other	(214)	(224)	(438)	(469)	(535)	(1,004)

Interest income	$(969)	$(11,138)	$(12,107)	$(11,888)	$(32,107)	$(43,995)
Change in interest incurred on:
Interest-bearing deposits	$(675)	$(6,454)	$(7,129)	$(3,838)	$(17,552)	$(21,390)
Federal funds purchased and repurchase agreements	(470)	(1,201)	(1,671)	(1,652)	(3,440)	(5,092)
Other borrowed funds	(253)	(138)	(391)	(1,276)	96	(1,180)

Interest expense	$(1,398)	$(7,793)	$(9,191)	$(6,766)	$(20,896)	$(27,662)

Net interest income	$429	$(3,345)	$(2,916)	$(5,122)	$(11,211)	$(16,333)

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change	2003	2002	Change
Average earning assets	$6,032,495	$6,224,880	$(192,385)	$6,331,596	$6,843,196	$(511,600)
Interest-bearing liabilities	4,196,088	4,563,101	(367,013)	4,541,067	5,116,113	(575,046)

Interest free funds	$1,836,407	$1,661,779	$174,628	$1,790,529	$1,727,083	$63,446

Free funds ratio (free funds to earning assets)	30.44%	26.70%	3.74%	28.28%	25.24%	3.04%
Tax-equivalent yield on earning assets	4.11%	4.74%	(0.63)%	4.10%	4.65%	(0.55)%
Cost of interest-bearing liabilities	0.87	1.60	(0.73)	0.99	1.60	(0.61)

Net interest spread	3.24%	3.14%	0.10%	3.11%	3.05%	0.06%
Benefit of interest free funds	0.27	0.43	(0.16)	0.28	0.40	(0.12)

Net interest margin	3.51%	3.57%	(0.06)%	3.39%	3.45%	(0.06)%

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

Management of the Company increased the ALL from 1.42% of total loans to 1.64% for the nine months ended 2002 and 2003, respectively because of an increase in nonperforming loans in 2003 caused by the overall softening of the economy in the region that the Company serves. Although no assurance can be given, management of the Company believes that the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions.

The Company recorded a provision for loan losses of $2.9 million for the third quarter 2003 and $9.9 million for the year to date September 30, 2003, compared to $3.9 million for the third quarter and $10.5 million for the year to date September 30, 2002. The Company decreased its loan loss provisions for the year to date September 30, 2003 due to the $5.0 million decrease in net charge-offs.

Table 3 presents a summary of the Company’s ALL for the year to date September 30, 2003 and year to date September 30, 2002 and for the year ended 2002. Also, please see “Credit Risk” under the Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

Nine Months Ended September 30,	Year Ended December 31, 2002
2003	2002
Allowance-January 1	$37,328	$35,637	$35,637
Provision for loan losses	9,880	10,495	16,738
Charge-offs:
Commercial	$(991)	$(3,810)	$(8,483)
Consumer:
Bankcard	(4,648)	(4,672)	(6,118)
Other	(2,325)	(2,872)	(3,746)
Real estate	(12)	(13)	(13)
Agricultural	0	0	0

Total charge-offs	$(7,976)	$(11,367)	$(18,360)
Recoveries:
Commercial	$2,255	$262	$457
Consumer:
Bankcard	806	1,002	1,307
Other	944	1,209	1,507
Real estate	109	16	21
Agricultural	0	0	21

Total recoveries	$4,114	$2,489	$3,313

Net charge-offs	$(3,862)	$(8,878)	$(15,047)

Allowance-end of period	$43,346	$37,254	$37,328

Average loans, net of unearned interest	$2,569,396	$2,656,780	$2,650,249
Loans at end of period, net of unearned interest	2,642,396	2,619,659	2,673,786
Allowance to loans at end of period	1.64%	1.42%	1.40%
Allowance as a multiple of net charge-offs	11.22	x	4.20	x	2.48	x
Net charge-offs to:
Provision for loan losses	39.09%	84.60%	89.90%
Average loans	0.15	0.33	0.57

Noninterest Income

Table 4

SUMMARY OF NONINTEREST INCOME (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Trust and securities processing fees	$21,918	$22,858	$64,657	$69,857
Trading and investment banking	5,123	4,017	16,059	13,138
Service charge on deposit accounts	17,921	16,762	53,489	49,308
Other service charges and fees	3,796	3,579	11,733	10,814
Bankcard fees	8,100	7,741	23,820	22,211
Gains on sales of securities available for sale, net	0	7	6	2,477
Other	2,596	2,625	7,844	8,084

Total noninterest income	$59,454	$57,589	$177,608	$175,889

Noninterest income (summarized in Table 4) increased $1.9 million for the quarter ended September 30, 2003, compared to the same period in 2002. Noninterest income also increased $1.7 million from year to date September 30, 2002.

Trust and securities processing fees consist of fees earned on trust and money management related activities, custody of securities and the servicing of mutual fund assets. These fees decreased $5.2 million for the year to date September 30, 2003 compared to the same period in 2002. Part of this decrease was caused by the decline in equity markets as trust fees are derived from the market value of the assets in the trust. In addition, due to the overall market decline in mutual fund volumes, fees relating to both the custody of securities and the servicing of mutual fund assets were negatively impacted. Management of the Company believes that the rebound in the securities market is beginning to have a positive impact as fees were flat for the three months ended September 30, 2003 and 2002 respectively. If the securities markets continue to rebound, as is anticipated by most analysts, the Company’s fees for custody of securities and the servicing of mutual fund assets would increase although the sale of the Company’s Employee Benefit Division to Marshall & Isley (“M&I”), would probably offset a portion of such possible increase in revenues.

Trading and investment banking consists mostly of fees earned by the sale of bonds to the Company’s correspondent banking market and through its brokerage operations. Fees increased $1.1 million for the three months ended September 30, 2003 and $2.9 million year to date September 30, 2003, compared to the same period in 2002. The increase was mainly market driven as customers took advantage of rate opportunities within their respective portfolios.

Fees and service charges on deposit accounts increased $1.2 million for the three months ended September 30, 2003 and $4.2 million year to date September 30, 2003, compared to the same periods in September 2002. The increase in fees was primarily related to new corporate deposit account relationships and the sale of additional cash management services. Corporate and retail deposit fees also increased because of adjustments to fee schedules reflecting market price increases. Corporate service charge fees also increased due to lower compensating balances maintained by corporate customers and the lower earnings credit rate allowed on those balances. An increase in interest rates would have a negative impact on fees within this business sector. However, management believes that the overall economic recovery should increase the Company’s number of cash management customers and the number of transactions and offset any adverse impact in fees caused by a rise in interest rates.

Bankcard fees increased $0.4 million for the three months ended September 30, 2003 and $1.6 million year to date for September 30, 2003 compared to the same periods in 2002. The increase was primarily due to higher ATM interchange fees and merchant discount income. This increase in ATM interchange fees is not expected to continue, as it is expected that future interchange fees will decline as a result of recently settled industry lawsuit involving MasterCard and Visa.

For the nine months ended September 30, 2002, the Company recorded $2.5 million in gains on sale of securities available for sale. However, in the nine months ended September 30, 2003, the Company did not sell any securities available for sale because the replacement securities would have had lower interest rates.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Salaries and employee benefits	$48,601	$51,075	$147,398	$153,640
Occupancy, net	6,454	6,656	18,512	17,792
Equipment	10,882	11,280	31,642	33,438
Supplies and services	5,842	5,801	17,611	18,207
Marketing and business development	3,759	4,126	10,815	11,234
Processing fees	5,337	4,832	15,248	14,675
Legal and consulting	1,792	1,521	5,009	4,506
Amortization of intangibles	183	510	1,025	1,525
Other	8,791	5,800	18,730	16,535

Total noninterest expense	$91,641	$91,601	$265,990	$271,552

Noninterest expense was flat for the three months ended September 30, 2003 and decreased $5.6 million year to date September 30, 2003, compared to the same periods in 2002. The reasons for the decrease are described below.

Salaries and employee benefits declined $2.5 million for the three months ended September 30, 2003 and $6.2 million year to date September 30, 2003, compared to the same periods in 2002. Of that decrease, the decline in salaries represented roughly half of the overall decrease, primarily due to lower staffing levels reflecting a concerted effort on the part of management to decrease overhead costs. To illustrate, the Company’s full time equivalent employees dropped from 4,083 on September 30, 2002 to 3,852 on September 30, 2003. This decrease in salary expense is expected to continue as the Company is committed to becoming more efficient. In addition, as the transfer of our Employee Benefits business to M&I is completed during the first quarter of 2004, the Company expects to garner additional salary and benefit related savings. The year to date September 30, 2003 decreases in salary and benefit expenses were partially offset by a $0.5 million increase in the amount the Company paid for medical insurance premiums, compared to year to date September 30, 2002. Expected increases in medical premiums for 2004 will partially offset the expense decreases related to reductions in staffing levels.

Equipment costs continue to decline, compared to the same periods in 2002. The decrease was primarily due to lower depreciation and equipment maintenance costs. Management expects these expenses to increase somewhat in 2004 due to the conversion and upgrading of some of our mainframe computer systems.

Other expenses increased due to higher loan processing cost related to the Company’s new mortgage loan program, such costs will continue and will be based on volume of loans. A loss on the sale of foreclosed property was recognized in the third quarter.

Balance Sheet Analysis

Table 6

Selected Balance Sheet Information (dollars in thousands)

	September 30,		December 31, 2002
	2003	2002
Total Assets	$7,028,053	$7,184,650	$8,035,559
Loans, Net of Unearned Interest	2,642,396	2,619,659	2,673,786
Total Investment Securities	3,268,517	3,307,113	4,122,315
Total Earning Assets	6,046,751	6,211,421	6,949,912
Total Deposits	5,272,329	5,122,259	5,846,947

Loans

Loans represent the Company’s largest source of interest income. Average loan balances have now stabilized due to both management’s effort to focus on new loan relationships, as well as the overall improvement in the economy. Management plans to continue to focus on growing our consumer and middle market as these market niches proved our best opportunity to cross sell fee related services, such as cash management. During the first quarter of 2003, the Company reviewed the classifications of loans to ensure that loans were properly recorded on the loan system, which resulted in the reclassification of $92 million in loans from commercial category to commercial real estate category.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Risk Management section of Item 3 of this report.

Securities

Management believes that the Company’s security portfolio provides significant liquidity as a result of both the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of deposits and borrowed funds which are sensitive to market forces. In addition to providing a source of potential liquidity, management believes the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. Historically, the Company has maintained very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Securities available for sale and securities held to maturity comprised 54%, 53% and 59% respectively, of the earning assets as of September 30, 2003, September 30, 2002 and December 31, 2002. Securities remained flat at September 30, 2003, compared to September 30, 2002. The decrease in securities as of, September 30, 2003, compared to December 31, 2002 was primarily due to lower trust and mutual fund clients’ related deposits and borrowed funds.

Deposits and Borrowed Funds

Deposits represent the primary funding source for the Company’s asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services as well as its trust and mutual fund servicing lines of business in order to attract and retain additional core deposits.

Federal funds purchased and securities sold under agreement to repurchase totaled $785 million at September 30, 2003, compared to $1 billion at September 30, 2002 and $1,210 million at December 31, 2002. Repurchase agreements are transactions involving the exchange of investment funds by the customer, for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

During the first quarter of 2003, the Company paid off a $15 million senior note originated in1993 as described in item 3 under the caption Liquidity Risk.

Capital and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher expenses for extended liability maturities. Management manages capital for each subsidiary based upon the subsidiary’s respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $808.5 million at September 30, 2003, compared to $800.5 million at September 30, 2002. During each year, management has the opportunity to repurchase shares of the Company’s stock at prices, which, in management’s opinion, would enhance overall shareholder value. During the nine months ended September 30, 2003 and 2002, the Company acquired 248,327 and 127,939 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 19.85% and total capital ratio of 20.99% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 7

The Company’s capital position is summarized in the table below and exceeds regulatory requirements

	Nine Months Ended September 30,
	2003	2002
RATIOS
Return on average assets	0.77%	0.78%
Return on average equity	6.83	7.62
Average equity to assets	11.23	10.24
Tier 1 risk-based capital ratio	19.85	18.41
Total risk-based capital ratio	20.99	19.37
Leverage ratio	10.79	10.18

The Company’s per share data is summarized in the table below.

	Nine Months Ended September 30,
	2003	2002
Per Share Data
Earnings Basic	$1.89	$2.04
Earnings Diluted	1.89	2.03
Cash Dividends	0.60	0.60
Dividend payout ratio	31.75%	29.41%
Book value	$37.19	$36.27

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

Interest Rate Risk

Like all banks, the Company is subject to a major risk exposure through changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and approved by the Company’s Board of Directors. The FMC is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company uses the following methods (simulation tools) for measuring and analyzing consolidated interest rate risk Market Value of Equity Modeling (“Net Portfolio Value”), Net Interest Income Simulation Analysis, and Repricing Mismatch Analysis. The Company does not use hedges or swaps to manage interest rate risk except for the use of future contracts to offset interest rate risk on specific securities held in its trading portfolio.

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes assumptions regarding new loans and deposits based on historical analysis, management’s outlook and repricing strategies. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of September 30, 2003 and 2002 and December 31, 2002. Table 8 sets forth, for September 30, 2003 and 2002 and December 31, 2002, the increase or decrease (as applicable) in Net Portfolio Value that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; and an immediate decrease of 100 basis points. Table 8 includes both instruments entered into for trading purposes and the instruments entered into for other than trading purposes. The Company believes that the former represents such a small portion of the Company’s portfolio; any difference in the interest rate risk associated with it (as compared with the risk associated with instruments entered into for other than trading purposes) is immaterial.

The net portfolio value as of September 30, 2003 is higher than December 31, 2002 at both 100 and 200 basis point increases. The increase was due to, total assets, loans, investment securities and deposits being at higher levels at December 31, 2002. The Company should benefit from rate increases because a majority of its earning assets and deposits have been repriced. The net portfolio value as of September 30, 2003 is lower than September 30, 2002. The decrease was due to higher levels of loans and deposits. The Company should benefit from rate increases, however, not as much due to higher loan and deposit levels at September 30, 2003.

Table 8

MARKET RISK (in thousands)

Net portfolio value

Hypothetical change in interest rate	September 30, 2003			September 30, 2002			December 31, 2002
(in Basis Points) (Rate Shock)	Amount	Dollar Change	Per Cent Change	Amount	Dollar Change	Per Cent Change	Amount	Dollar Change	Per Cent Change
200	$1,295,568	$258,156	24.88%	$1,318,572	$205,368	18.45%	$1,145,822	$195,631	20.59%
100	1,166,490	129,078	12.44	1,215,888	102,684	9.22	1,048,007	97,816	10.29
Static	1,037,412	—	—	1,113,204	—	—	950,191	—	—
(100)	1,018,877	(18,535)	(1.79)	1,080,746	(32,458)	(2.92)	993,694	43,503	4.58

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Loan prepayment and other market risks are developed from industry estimates of prepayment spreads and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of current interest rates, the scenarios that simulate a 100 basis point and a 200 basis point decrease cannot be completed as of September 30, 2003 and December 31, 2002. Table 9 shows the net interest income, increase or decrease over the next twelve months as of September 30, 2003, 2002, and December 31, 2002. The three periods show that if rates rise 100 or 200 basis points, net interest income will increase. At September 30, 2002, the table shows that a decrease in rates will mean a decrease in net interest income. This is a result of being asset sensitive, meaning assets reprice more quickly than liabilities, giving rise to an improved net interest income in an increasing rate environment and lower net interest income in a decreasing rate environment.

Table 9

MARKET RISK (in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	September 30, 2003 Amount of change	September 30, 2002 Amount of change	December 31, 2002 Amount of change
200	$4,604	$4,742	$8,752
100	2,302	2,371	4,376
Static	—	—	—
(100)	n/a	(3,460)	n/a

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $7.9 million at September 30, 2003, compared to September 30, 2002 and increased $4.2 million compared to December 31, 2002. The major portion of nonperforming loans is due to five commercial loan customers.

The Company had $62 thousand in other real estate owned as of September 30, 2003 compared to $5.0 million as of September 30, 2002 and December 31, 2002. Loans past due more than 90 days totaled $4.30 million as of September 30, 2003, compared to $4.35 million as of September 30, 2002 and $7.67 million as of December 31, 2002.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 10

LOAN QUALITY (in thousands)

	September 30,				December 31, 2002
	2003		2002
Nonaccrual loans	$14,568		$19,467		$9,723
Restructured loans	381		3,380		989

Total nonperforming loans	$14,949		$22,847		$10,712
Other real estate owned	62		4,989		4,989

Total nonperforming assets	$15,011		$27,836		$15,701

Loans past due 90 days or more	$4,295		$4,350		$7,672
Reserve for Loans Losses	43,346		37,254		37,328

Ratios
Nonperforming loans as a % of loans	0.57%		0.87%		0.40%
Nonperforming assets as a % of loans plus other real estate owned	0.57		1.06		0.59
Nonperforming assets as a % of total assets	0.21		0.39		0.20
Loans past due 90 days or more as a % of loans	0.16		0.17		0.29
Reserve for Loan Losses a % of loans	1.64		1.42		1.40
Reserve for Loan Losses a multiple of nonperforming loans	2.90	x	1.63	x	3.48	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $2.9 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February, 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2003 was $1.9 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed herewith:

i.	3 (i) Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2, 2003, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 12, 2003.

ii.	3 (ii) Bylaws, dated October 17, 2002, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 12, 2003.

iii.	4.1 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to the Company’s General Form for Registration of Securities on Form 10, dated March 4, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

Reports on Form 8-K:

i.	July 17, 2003 the Company issued a press release of second quarter earnings for the second quarter ended June 30, 2003 and the year to date June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/R, Crosby Kemper III
R. Crosby Kemper III
Chairman and Chief Executive Officer

/s/Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

Date: November 12, 2003