Form 10-K
period 2003-12-31
UMB FINANCIAL CORP
filed 2004-03-15
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2003

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

As of June 30, 2003, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $811,912,690 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2004
Common Stock, $1.00 Par Value	21,684,346

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to the 2004 Annual Meeting of

Shareholders are incorporated in Part III

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the “Company”) was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Company owns all of the outstanding stock of five commercial banks, a credit card bank, a reinsurance company, a community development corporation, a consulting company and a mutual fund servicing company.

The Company’s five commercial banks are engaged in general commercial banking business entirely in domestic markets. Two of the banks are in Missouri, and the three remaining banks are in Kansas, Colorado and Nebraska. The principal affiliate UMB Bank, n.a., whose charter is in Missouri, also has locations in Illinois, Kansas and Oklahoma. The Banks offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. The table below sets forth the names and locations of the Company’s affiliate banks, as well as their respective total assets, loans, deposits and shareholders’ equity as of December 31, 2003.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2003
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	123	$6,599,367	$2,227,518	$489,072	$527,585
UMB Bank, Warsaw, n.a.	4	89,366	28,114	61,115	6,073

Colorado
UMB Bank Colorado, n.a.	10	$396,294	$205,108	$321,743	$30,524

Kansas
UMB National Bank of America	13	$637,145	$146,871	$460,421	$73,094

Nebraska
UMB Bank Omaha, n.a.	3	$85,892	$82,029	$22,225	$6,108

Banking—Related Subsidiaries
UMB Community Development Corporation
UMB Banc Leasing Corp.
UMB U.S.A., n.a.
UMB Scout Brokerage Services, Inc.
UMB Scout Insurance Services, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
Scout Investment Advisors, Inc.
UMB Fund Services, Inc.
UMB Consulting Services, Inc.
UMB Bank and Trust, n.a.

UMB, U.S.A. n.a. is a credit card bank located in Nebraska. UMB, U.S.A. n.a. services incoming credit card requests, performs data entry services on new card requests and evaluates new and existing credit lines.

Other subsidiaries of the Company are United Missouri Insurance Company, UMB Community Development Corporation, UMB Consulting Services, Inc., and UMB Fund Services, Inc. United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. UMB Community Development Corporation provides low-cost mortgage loans to low- to moderate-income families for acquiring or rehabbing owner-occupied housing in Missouri, Kansas, Illinois, Nebraska, Oklahoma and Colorado. UMB Consulting Services, Inc. offers regulatory and compliance assistance to regional banks. UMB Fund Services, Inc. (formerly known as Sunstone Financial Group Inc.), located in Milwaukee, Wisconsin, is a nationally recognized mutual fund service provider to nearly 40 mutual funds and fund families.

On a full-time equivalent basis at December 31, 2003, the Company and its subsidiaries employed 3,807 persons.

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

Monetary Policy and Economic Conditions.    The operations of the Company’s affiliate banks are affected by general economic conditions, as well as the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which affects the supply of money available to commercial banks. Monetary policy measures by the Federal Reserve Board are affected through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements.

Supervision and Regulation.    As a bank holding company and a financial holding company, the Company and its subsidiaries are subject to extensive regulation and are affected by the enactment of federal and state legislation.

The Company is subject to regulation and examination by the Federal Reserve Board and the Federal Reserve Bank of Kansas City. Its subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). UMB Scout Insurance Services, Inc. is regulated by state agencies in the states in which it operates. The Company’s brokerage affiliate, UMB Scout Brokerage Services, Inc., is regulated by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers, Inc., and the Missouri Division of Securities; it is also subject to certain regulations of the various states in which it transacts business. The Company is subject to the Bank Holding Company Act (“BHCA”), which requires the Company to obtain the prior approval of the Federal Reserve Board to (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of any class of voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company. The BHCA also imposes significant limitations on the scope and type of activities in which the Company and its subsidiaries may engage. Under the BHCA, a bank holding company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company, which is not a bank and from engaging in business other than that of banking, managing and controlling banks or performing services for its banking subsidiaries. However, the BHCA authorizes the Federal Reserve Board to permit bank holding companies to engage in activities, which are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law.

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

Under the provisions of the Gramm-Leach-Bliley Act of 1999 (GLBA) the Company is eligible to engage in non-banking activities which are financial in nature (or incidental to such financial activity, or in cases where the Federal Reserve Board approves, complimentary to a financial activity) by notifying, or in certain cases obtaining the prior approval of, the Federal Reserve Board. Under the GLBA, subsidiaries of financial holding companies engaged in non-bank activities are supervised and regulated by the federal and state agencies, which normally supervise and regulate such functions outside of the financial holding company context. The Company is also subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to loans to directors or executive officers of the Corporation, the preparation and certification of the Company’s financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters.

The Company’s bank subsidiaries are subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991, which expanded the regulatory and enforcement powers of the federal bank regulatory agencies, required that these agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Company’s bank subsidiaries are also subject to a number of consumer protection laws and regulations of general applicability, as well as the USA Patriot Act, which is designed to identify, prevent and deter international money laundering and terrorist financing.

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

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2003, approximately $19,155,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2003, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company’s actual ratios at that date were 19.13% and 20.25%, respectively. The company’s leverage ratio at December 31, 2003, was 10.69%.

As of December 31, 2003, the most recent notification from the OCC categorized the Company’s most significant affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. No conditions or events have occurred since that notification that management believes have changed the affiliate banks’ category.

Segment Information.    Financial information regarding segments is included in Note 12 to the Financial Statements provided in Item 8, pages 53 through 55 of this report.

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 9 through 33 of this report.

Executive Officer of the Registrants.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
R. Crosby Kemper	77	Senior Chairman of the Board since January, 2001, Chairman of the Board from 1972 to January 2001 and CEO of the Company from 1972 through July 1999 and from March 2000 through January 2001. Chairman and Chief Executive Officer of UMB Bank, n.a. (a subsidiary of the Company) from 1971 through 1996 and Chairman through January 1997.

Peter J. Genovese	57	Vice Chairman of the Eastern Region UMB Bank, n.a. since January 2004. President of the Company from January 2000 to January 2004. Vice Chairman of the Board of the Company since 1982. Chairman and Chief Executive Officer of UMB Bank of St. Louis, n.a. (a former subsidiary of the Company) from 1979 to 1999.

R. Crosby Kemper III	53	A son of R. Crosby Kemper. Chairman and CEO of the Company since January 2001. Vice Chairman of the Board from 1995 to 2001. Chairman and CEO of UMB Bank, n.a. since March 2000. President of UMB Bank of St. Louis, n.a. from 1993 to 1999.

Peter de Silva	42	President and Chief Operating Officer of the Company since January 2004. Senior Vice President of Fidelity Investments from 1998-2004 with principal responsibility for brokerage operations.

Royce M. Hammons	58	Regional President of UMB Bank, n.a. since 2000. President and Chief Executive Officer of UMB Oklahoma Bank (a former subsidiary of the Company) from 1987 through 2000.

Dennis G. Powell	54	Executive Vice President of UMB Bank, n.a. since 2001. Senior Vice President Bank One, n.a. from 1996 to 2000 in the retail group with the principal responsibility for strategic planning.

James A. Sangster	49	President of UMB Bank, n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1993 to 1999. Executive Vice President prior thereto.

Douglas F. Page	60	Executive Vice President of the Company since 1984 and Divisional Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

Daniel C. Stevens	48	Chief Financial Officer of the Company since 2001. Executive Vice President and CFO of Euronet Services Inc. from 1999 to 2000. Senior Vice President Chief Financial and Risk Manager of US Central Credit Union 1997 to 1999.

Name	Age	Position with Registrant

James C. Thompson	61	Divisional Executive Vice President of UMB Bank, n.a. since July 1994. Executive Vice President of UMB Bank of St. Louis, n.a. since 1989.

James D. Matteoni	61	Chief Information Officer of UMB Bank, n.a. since 1996.

Dennis R. Rilinger	56	Divisional Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

Mark A. Schmidtlein	44	President of UMB Bank, n.a. Capital Markets since January, 2003, Executive Vice President of UMB Bank, n.a. from 1996 to 2002. Senior Vice President prior thereto.

Sheila Kemper Dietrich	47	A daughter of R. Crosby Kemper. Executive Vice President of UMB Bank, n.a. since 1993.

David D. Kling	57	Divisional Executive Vice President of UMB Bank, n.a. since 1997.

J. Mariner Kemper	31	A son of R. Crosby Kemper. Chairman of the Company’s Western Region since January 2004. Chairman and CEO of UMB Bank, Colorado, n.a. (a subsidiary of the Company since 2000. President of UMB Bank Colorado from 1997 to 2000.

Vince J. Ciavardini	48	Vice Chairman of Board of the Company and President and CEO of Investor Services Group since 2002. President and CEO of PFPC, Inc. 1982 to 2001, which provides fund services to the investment management industry.

Miriam M. Allison	56	President UMB Fund Services, Inc. (formerly known as Sunstone Financial Group Inc.) since 2001. President of Sunstone Financial Group 1990-2001.

Chris N. Hoffman III	54	Chairman of the UMB National Bank of America since 2002, President of Salina Banking Center of UMB National Bank of American Salina, Kansas from 1993 through 2001.

Darren Herrmann	38	Treasurer of the Company since 2002, Senior Vice President and Manager of the Financial Services Group in the Investment Banking Division of UMB Bank, n.a. since 1994.

A discussion of recent acquisitions is included in Note 15 to the Financial Statements provided in Item 8 on page 57 of this report.

Our SEC filings are available on our website at www.umb.com/investor.

ITEM 2.  PROPERTIES

The Company’s headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and was opened in July 1986. Of the total 250,000 square feet, the offices of the parent company and customer service functions of UMB Bank, n.a. comprise 175,000 square feet. The remaining 75,000 square feet are available for lease to third parties. The Company’s principal accounting firm is a lessee of a portion of the space. The Company is currently looking for a lessee to fill the remaining space.

UMB Fund Services, Inc., a subsidiary of the Company leases 83,315 square feet in Milwaukee, Wisconsin, at which its fund services operations are headquartered.

The banking facility of UMB Bank, n.a. at 928 Grand Boulevard principally houses that bank’s support functions and is connected to the headquarters building by an enclosed pedestrian walkway. UMB Bank, n.a. also leases 40,000 square feet of space in the Equitable Building, in the heart of the downtown commercial sector of St. Louis. A full service banking center, operations and administrative offices are housed at this location.

At December 31, 2003, the Company’s affiliate banks operated a total of five main banking houses and 148 detached facilities, the majority of which are owned by them or a non-bank subsidiary of the Company and leased to the respective bank. The Company constructed an 180,000 square foot operations center in downtown Kansas City, Missouri. The Company moved its operational and item processing functions, as well as management information systems, to this building in the second quarter of 1999.

Additional information with respect to premises and equipment is presented in Note 1 and 8 to the Financial Statements in Item 8, pages 39, 47 and 48 of this report.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ending December 31, 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s stock is traded on the NASDAQ National Market System under the symbol “UMBF.” As of February 17, 2004, the Company had 2,027 shareholders. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2003	March 31	June 30	September 30	December 31
Net income—basic	$0.66	$0.62	$0.61	$0.81
Net income—diluted	0.66	0.62	0.61	0.81
Dividend	0.20	0.20	0.20	0.21
Book value	36.75	37.08	37.19	37.43
Market price:
High	40.48	43.61	49.40	51.49
Low	36.25	36.75	43.04	47.54
Close	36.67	42.46	47.17	47.54

2002	March 31	June 30	September 30	December 31
Net income—basic	$0.89	$0.63	$0.52	$0.55
Net income—diluted	0.88	0.63	0.52	0.55
Dividend	0.20	0.20	0.20	0.20
Book value	34.92	35.83	36.27	36.52
Market price:
High	43.74	50.95	48.59	40.64
Low	38.86	42.66	37.28	36.20
Close	42.88	46.87	39.04	38.26

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is contained in Item 1, page 5 and Note 10 to the Financial

Statements provided in Item 8, pages 49 and 50 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 68 and 69 of this report.

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, pages 10 through 27, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

	2003	2002	2001	2000	1999
EARNINGS
Interest income	$239,762	$294,483	$384,876	$430,785	$407,388
Interest expense	42,684	76,452	145,147	196,377	183,323
Net interest income	197,078	218,031	239,729	234,408	224,065
Provision for loan losses	12,005	16,738	14,745	9,201	8,659
Noninterest income	245,568	232,206	223,523	197,223	184,122
Noninterest expense	354,654	360,949	369,373	353,760	312,476
Minority interest in loss of subsidiary	—	—	11,800	19,437	—
Net income	58,879	57,173	65,230	65,111	64,077

AVERAGE BALANCES
Assets	$7,149,988	$7,589,065	$7,366,444	$7,289,098	$7,439,411
Loans, net of unearned interest	2,588,794	2,632,850	2,929,061	3,004,754	2,615,978
Securities*	3,507,789	3,832,599	3,145,246	2,841,892	3,553,849
Deposits	5,280,056	5,527,836	5,410,264	5,364,754	5,348,341
Long-term debt	17,384	27,466	29,049	29,504	40,241
Shareholders’ equity	808,472	794,202	748,739	676,243	657,326

YEAR-END BALANCES
Assets	$7,748,981	$8,035,559	$8,730,934	$7,866,883	$8,130,142
Loans, net of unearned interest	2,722,292	2,657,532	2,814,388	3,073,957	2,841,150
Securities*	3,721,943	4,138,569	4,521,294	3,145,466	3,897,786
Deposits	5,635,687	5,846,947	6,375,510	5,935,204	5,923,935
Long-term debt	16,280	26,302	27,388	27,041	37,904
Shareholders’ equity	811,923	802,800	768,577	702,934	654,991

PER SHARE DATA
Earnings—basic	$2.70	$2.59	$2.95	$2.91	$2.80
Earnings—diluted	2.70	2.58	2.95	2.91	2.80
Cash dividends	0.81	0.80	0.76	0.76	0.70
Dividend payout ratio	30.00%	30.89%	27.12%	26.12%	25.00%
Book value	$37.43	$36.52	$34.73	$31.58	$28.93
Market price
High	51.49	50.10	43.52	37.14	40.21
Low	36.25	36.20	32.86	29.58	33.55
Close	47.54	38.26	40.00	35.60	35.95

RATIOS
Return on average assets	0.82%	0.75%	0.89%	0.89%	0.86%
Return on average equity	7.28	7.20	8.71	9.63	9.75
Average equity to average assets	11.31	10.47	10.17	9.28	8.84
Total risk-based capital ratio	20.25	18.88	15.97	16.63	14.91

*	Securities include securities held to maturity and securities available for sale

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2003. It should be read in conjunction with the accompanying consolidated financial statements and other financial statistics appearing elsewhere in the report.

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

Overview

Management believes the two factors having the greatest impact on the Company’s earnings are the sustained low rate environment, and the overall health of the equity and financial markets.

The sustained low interest rate environment adversely impacts the Company’s net interest income as our balance sheet is structured to be both very short in duration and liquid. Management believes that strong liquidity and capital are necessary given the types of products and services the Company offers, particularly as it relates to treasury and cash management products and services. A strong liquidity and capital position provide assurances that the cash needs of the Company can be met. This position adversely impacts the Company’s net interest income in a declining rate environment. However, in an increasing rate environment, this position should benefit the Company. Management believes that we will be entering into a period of rising interest rate given the overall expansion of the economy and the size of both the Federal and trade deficits. Item 7a, Quantitative Disclosures about Market Risk discusses in detail the impact of rising and declining rates on net interest income.

Net interest income is a main source of revenue for the Company. Net interest income is negatively impacted by smaller spreads between the yield on earning assets and the interest-free sources of funds. As the yields on loans and investments declined, interest-free sources of funds could not, by definition, be lowered to match the decrease in yield on earning assets. In addition, a competitive deposit pricing environment prevented the lowering of rates on interest bearing deposits to match the decrease in yields on earning assets. A sustained low rate environment will continue to put pressure on the Company’s net interest income. Table 2 appearing in the “Results of Operations—Net Interest Income” section of the Management’s Discussion and Analysis shows the impact of the declining rate environment and also shows the declining benefits derived from the Company’s interest free source of funds.

Management continues to focus on diversifying the revenue sources so that the net income of the Company is less susceptible to changes in interest rates. Management has also focused on reducing expenses that are not necessary to the delivery of products and services to the Company’s customer base.

As some of the Company’s fee-based business is the direct result of the market value of its customer’s investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income, particularly in the trust, mutual fund servicing and investment management areas of the Company. As the overall equity and financial markets improve, the basis on which certain fee income is calculated should grow.

The Company’s goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company’s size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. The Company has experienced growth in the new markets it entered during 2001 and 2000. There has been a demand in these markets for bank services delivered with a customer-centric focus. The Company will continue to focus its efforts to attract a customer base that values the advantages of banking with a company headquartered in their market while still possessing the products and services of a much larger institution.

Earnings Summary

The Company recorded consolidated net income of $58.9 million for the year ended December 31, 2003. This represents a 3.0% increase over 2002. Net income for 2002 decreased 12.4% compared to 2001. Earnings per share for the year ended December 31, 2003, were $2.70 per share compared to $2.59 in 2002 and $2.95 in 2001. Earnings per share for 2003 increased 4.2% over 2002 per share earnings, which had decreased 12.2% over 2001.

The Federal Reserve Board reduced the interest rate 11 times in 2001 for a total of 475 basis points (4.75%) and an additional 50 basis points in 2002 and 25 basis points in 2003. These reductions caused repricing pressures on loans and securities and thus contributed significantly to a decrease in interest income for 2003 and 2002. Although, this decrease in interest income was positively offset by a decrease in interest expense, the Company’s net interest income declined to $197.1 million in 2003 compared to $218.0 million in 2002 and $239.7 million in 2001.

The Company had an increase of 5.8% in noninterest income in 2003 as compared to 2002 and a 3.9% increase in 2002 compared to 2001. In 2003, the Company sold its merchant discount operation, which processes credit and debit card activity for commercial and retail merchants, for $8.25 million. This sale plus increases in trading and investment banking income and service charges on deposit accounts contributed to the increase in noninterest income for 2003 compared to 2002. A contributing factor to the increase in 2002 was the acquisition of Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.) in 2001.

Noninterest expense declined in 2003 by 1.7% compared to 2002 and decreased in 2002 by 2.3% compared to 2001. The decrease in 2003 compared to 2002 was primarily due to lower salaries and employee benefits and employment costs as described below. The decrease in 2002 compared to 2001 was due to a year-end charge in 2001 of approximately $3.8 million related to the write-off of certain non-strategic assets, primarily real estate. Amortization of goodwill was also discontinued in 2002 due to the issuance of Statement of Financial Accounting Standards SFAS No. 142 “Goodwill and Other Intangible Assets”. This change in accounting standards resulted in a reduction of expense of $5.65 million in 2002.

The results of operations for the period January 1, 2001 through May 18, 2001 were affected by the consolidation of the Company’s subsidiary eScout LLC (eScout). The sale of a portion of the company’s ownership in eScout (which operates now as Perfect Commerce subsequent to a merger) for a gain of $1.7 million, on May 18, 2001 put the Company in a minority ownership position. The results of eScout are no longer included in the consolidated results of the Company.

Results of Operations

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affects net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2003, 2002 and 2001. Table 1 also shows the impact of the declining rate environment on net interest income over the last three years.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest free funding sources. Table 2 analyzes net interest rate margin for the three years ended December 31, 2003, 2002 and 2001. Table 2 also shows the decline in the benefit of interest free funds as a result of the declining interest rate environment over the last three years. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 1999 through 2003 are presented in a table following the footnotes to the consolidated financial statements. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

TABLE 1

RATE-VOLUME ANALYSIS (in thousands)

This analysis attributes changes in net interest income either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in net interest income is due jointly to both volume and rate and has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. All rates are presented on a tax-equivalent basis and give effect to the disallowance of interest expense, for federal income tax purposes, related to certain tax-free assets. The loan average balances and rates include nonaccrual loans.

Average Volume		Average Rate		2003 vs. 2002	Increase (Decrease)
2003	2002	2003	2002		Volume	Rate	Total
				Change in interest earned on:
$2,588,794	$2,632,850	5.46%	6.13%	Loans	$(2,611)	$(17,051)	$(19,662)
				Securities:
2,771,882	3,146,077	2.56	3.12	Taxable	(11,108)	(18,912)	(30,020)
735,907	686,522	5.24	5.91	Tax-exempt	2,644	(5,034)	(2,390)
146,470	185,678	1.16	1.69	Federal funds sold and resell agreements	(575)	(854)	(1,429)
51,211	66,952	2.99	4.06	Other	(575)	(645)	(1,220)

$6,294,264	$6,718,079	4.04%	4.59%	Total	$(12,225)	$(42,496)	$(54,721)
				Change in interest incurred on:
$3,492,038	$3,804,714	0.95%	1.56%	Interest-bearing deposits	$(4,550)	$(21,683)	$(26,233)
950,569	1,107,821	0.87	1.29	Federal funds purchased and repurchase agreements	(1,828)	(4,219)	(6,047)
41,161	88,561	3.07	3.11	Other	(1,457)	(31)	(1,488)

$4,483,768	$5,001,096	0.95%	1.53%	Total	$(7,835)	$(25,933)	$(33,768)

				Net interest income	$(4,390)	$(16,563)	$(20,953)

Average Volume		Average Rate		2002 vs. 2001	Increase (Decrease)
2002	2001	2002	2001		Volume	Rate	Total
				Change in interest earned on:
$2,632,850	$2,929,061	6.13%	7.74%	Loans	$(21,579)	$(43,764)	$(65,343)
				Securities:
3,146,077	2,480,740	3.12	4.82	Taxable	27,254	(45,929)	(18,675)
686,522	664,506	5.91	6.14	Tax-exempt	(77)	(908)	(985)
185,678	195,854	1.69	3.89	Federal funds sold and resell agreements	(2,867)	(1,622)	(4,489)
66,952	70,360	4.06	5.36	Other	(748)	(153)	(901)

$6,718,079	$6,340,521	4.59%	6.28%	Total	$1,983	$(92,376)	$(90,393)
				Change in interest incurred on:
$3,804,714	$3,634,544	1.56%	2.97%	Interest-bearing deposits	4,838	(53,358)	(48,520)
1,107,821	973,080	1.29	3.31	Federal funds purchased and repurchase agreements	3,954	(21,849)	(17,895)
88,561	120,269	3.11	4.18	Other	(1,154)	(1,126)	(2,280)

$5,001,096	$4,727,893	1.53%	3.07%	Total	$7,638	$(76,333)	$(68,695)

				Net interest income	$(5,655)	$(16,043)	$(21,698)

TABLE 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2003	2002	2001
Average earning assets	$6,294,264	$6,718,079	$6,340,521
Interest-bearing liabilities	4,483,768	5,001,096	4,727,893

Interest-free funds	$1,810,496	$1,716,983	$1,612,628

Free funds ratio (free funds to earning assets)	28.76%	25.56%	25.43%

Tax-equivalent yield on earning assets	4.04%	4.59%	6.28%
Cost of interest-bearing liabilities	0.95	1.53	3.07

Net interest spread	3.09%	3.06%	3.21%
Benefit of interest-free funds	0.27	0.40	0.79

Net interest margin	3.36%	3.46%	4.00%

The Company experienced lower net interest income of $21.0 million for the year 2003 compared to 2002 and $21.7 million for the year 2002 compared to 2001. The 2003 decline was primarily driven by volume decreases in earning assets and lower rates, while the 2002 decline was primarily driven by lower rates. These decreases in net interest income have occurred due to several factors, primarily a reduction in demand for loans due to the soft economy; a reduction in mutual fund and trust related money market balances largely driven by both economic factors and a residual lack of public confidence impacting the overall securities industry; and an earning asset portfolio that, by design, is very short in duration and has been negatively impacted by the overall decline in interest rates over the past three years.

Management believes that the overall outlook in its net interest income is positive. In the short-term, a recovering economy is expected to spur higher demand for commercial and consumer loans. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. In addition, over the next several quarters, most economists believe that interest rates will rise. Given the term of our earning assets, a rising rate environment would have a positive impact on the Company’s net interest income. Finally, management is undertaking a strategic initiative to focus additional efforts on marketing, product enhancements and streamlining the approval process for its consumer loan product suite. These efforts should result in increased volumes of new applications and booked loans.

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

Management of the Company increased the ALL from 1.27% of total loans as of December 31, 2001 to 1.40% of total loans as of December 31, 2002 and 1.60% of total loans as of December 31, 2003. This increase was due to an increase in nonperforming loans in 2003 and increased charge offs in 2002 caused by the overall softening of the economy in the region that the Company serves.

As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is appropriate based on the inherent losses in the loan portfolio at December 31, 2003. Although no assurance can be given, management of the Company believes the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions.

TABLE 3

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category.

	December 31
Loan Category	2003	2002	2001	2000	1999
Commercial	$22,550	$20,050	$18,050	$15,550	$15,000
Consumer	19,644	16,278	16,587	15,548	15,343
Real estate	1,200	900	900	800	750
Agricultural	50	50	50	50	50
Leases	50	50	50	50	50

Total allowance	$43,494	$37,328	$35,637	$31,998	$31,193

The Company recorded a provision for loan losses of $12.0 million during 2003, compared to $16.7 million during 2002 and $14.7 million during 2001. The decrease in the loan provision in 2003 was primarily due to a $9.2 million decrease in net loan charge-offs, $8.7 million of the decrease is related to a decrease in commercial loans net charge offs. The increase in the loan loss provision in 2002 was primarily due to an increase of commercial loan net charge offs of $5.1 million.

Table 4 presents a five-year summary of the Company’s ALL. Also, please see Credit Risk under Risk Management on page 32 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.

TABLE 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2003	2002	2001	2000	1999
Allowance-beginning of year	$37,328	$35,637	$31,998	$31,193	$33,169
Provision for loan losses	12,005	16,738	14,745	9,201	8,659
Allowances of acquired banks	—	—	—	—	710
Charge-offs:
Commercial	$(2,320)	$(8,483)	$(4,764)	$(992)	$(2,732)
Consumer
Bankcard	(6,175)	(6,118)	(6,613)	(5,051)	(5,377)
Other	(2,825)	(3,746)	(5,378)	(5,887)	(6,393)
Real estate	(17)	(13)	(5)	(3)	(11)
Agricultural	—	—	—	—	(1)

Total charge-offs	$(11,337)	$(18,360)	$(16,760)	$(11,933)	$(14,514)
Recoveries:
Commercial	$2,998	$457	$1,820	$236	$431
Consumer
Bankcard	1,097	1,307	1,373	1,191	1,268
Other	1,294	1,507	2,204	2,073	1,383
Real estate	109	21	256	35	55
Agricultural	—	21	1	2	32

Total recoveries	$5,498	$3,313	$5,654	$3,537	$3,169

Net charge-offs	$(5,839)	$(15,047)	$(11,106)	$(8,396)	$(11,345)

Allowance-end of year	$43,494	$37,328	$35,637	$31,998	$31,193

Average loans, net of unearned interest	$2,558,794	$2,632,850	$2,929,061	$3,004,754	$2,615,978
Loans at end of year, net of unearned interest	2,722,292	2,657,532	2,813,758	3,073,957	2,841,150
Allowance to loans at year-end	1.60%	1.40%	1.27%	1.04%	1.10%
Allowance as a multiple of net charge-offs	7.45	x	2.48	x	3.21	x	3.81	x	2.75	x
Net charge-offs to:
Provision for loan losses	48.64%	89.90%	75.32%	91.25%	131.02%
Average loans	0.23	0.57	0.38	0.28	0.43

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability as fee-based services are non-credit related, provide steady income and are not directly affected by fluctuations in interest rates. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company’s ongoing focus is to develop and offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage and cash management. Management believes that it can offer these products and services both efficiently and profitably as most of these are driven off of common platforms and support structures.

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
	2003	2002	2001
Trust and securities processing	$86,490	$90,393	$86,640
Trading and investment banking	20,863	17,937	18,097
Service charge on deposit accounts	70,705	66,081	59,018
Other service charges and fees	15,567	14,228	13,746
Bankcard fees	31,654	29,901	29,160
Gains on sales of securities available for sale, net	824	3,158	1,875
Other	19,465	10,508	14,987

Total noninterest income	$245,568	$232,206	$223,523

Noninterest income (summarized in table 5) increased 5.8% in 2003 compared to an increase of 3.9% in 2002. The increase in 2003 was primarily a result of an increase in trading and investment banking, service charges on deposit accounts and other income. The growth in 2002 was driven by an increase in trust and securities processing and an increase in service charges on deposit accounts.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees decreased in 2003 compared to 2002. Part of this decrease was caused by the decline in equity and financial markets as trust fees are derived from the market value of the assets in the trust. In addition, due to the overall market decline in mutual fund volumes, fees relating to the custody of the securities and the servicing of mutual fund assets were negatively impacted. In addition, the mutual fund servicing industry as a whole has been negatively impacted by the continuing accusations of irregularities within some segments of the industry. The increase in fees in 2002 compared to 2001 was primarily due to the increase in the servicing of mutual fund assets. This was primarily driven by the acquisition of Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.) during the second quarter 2001. Partially offsetting the 2002 increase in fees was a decline in trust fees caused by the decline in equity markets as mentioned above. Management of the Company believes that the current rebound in the securities market is beginning to have a positive impact as fees increased $1.2 million for the three months ended December 31, 2003, compared to the same period in 2002. If the securities market and public and market confidence in mutual funds continue to rebound, as is anticipated by most analysts, the Company’s fees for custody of securities and the servicing of mutual fund assets would increase. In addition, management believes that the overall quality and performance of both its investment management and Scout Funds will attract both increased and new investable dollars to it assets under management. Management is also introducing a wrap product which will allow our brokerage operations to sell our Scout Funds to retail clients. Finally, the Company has put a special emphasis on selling the Scout Funds through our institutional channels by the establishment of a dedicated sales force. The Company entered into an agreement in 2003 to sell certain employee benefit accounts. The Company services these accounts in an employee benefit plan recordkeeping and trustee capacity. The transfer of these accounts is expected to be complete in the first quarter of 2004. The sale of the Company’s employee benefit accounts will likely offset a portion of such potential increase in revenues.

Trading and investment banking consists mostly of fees earned from the sale of bonds to the Company’s correspondent banking market and throughout its brokerage operations. Fees increased $2.9 million in 2003 compared to 2002 and were flat in 2002 compared to 2001. The increase was mainly market driven as customers took advantage of rate opportunities within their respective portfolios.

Fees and service charges on deposit accounts increased $4.6 million in 2003 compared to 2002 and $7.0 million in 2002 compared to 2001. The increase in fees was primarily related to new corporate deposit relationships and the sale of additional cash management services. Corporate service charge fees also increased due to lower compensating balances maintained by corporate customers and the lower earnings credit rate allowed on those balances. An increase in the interest rate would have a negative impact on fees within this business sector. However, management believes that the overall economic recovery should increase the Company’s number of cash management customers and the corresponding number of transactions in customer accounts which would offset any adverse impact in fees caused by a rise in interest rates.

Bankcard fees increased $1.7 million in 2003 compared to 2002 and $0.7 million in 2002 compared to 2001. The increase was primarily due to higher merchant discount income partially offset by a slight decline in ATM interchange fees. The Company has sold its debit/credit card discount operation and anticipates a reduction of $1.7 million in bankcard fees in 2004. Interchange fees are expected to continue to decline as a result of recently settled industry lawsuit involving Master Card and Visa. Management is actively streamlining the approval process and adding increased functionality within its card base in order to increase the volume of cards used.

Other income increased $9.0 million in 2003 compared to 2002 and decreased $4.5 million in 2002 compared to 2001. The increase in 2003 was due to the sale of the merchant discount operation for an $8.25 million gain. Included in 2001 was a $1.7 million gain on the sale of part of the Company’s ownership in eScout.

Noninterest Expense

Noninterest expense in 2003 decreased $6.3 million compared to 2002 primarily due to lower salary and benefits costs, and decreased $8.4 million in 2002 compared to 2001 due to lower equipment expenses and suspension of goodwill amortization. Included in 2001 expenses were $13.4 million in charges related to the operations of eScout, LLC (eScout), a partially owned subsidiary of the Company. While the results of eScout’s operations impact various non-interest income and expense categories of the Company’s consolidated statements of income, under the terms of its limited liability operating document, the net results of operation of this subsidiary are allocated to outside minority investors, and therefore, eliminated through an adjustment to minority interest in loss of consolidated subsidiary.

TABLE 6

SUMMARY OF NONINTEREST EXPENSE

	Year Ended December 31
	2003	2002	2001
Salaries and employee benefits	$196,893	$203,458	$198,684
Occupancy, net	24,720	23,937	23,778
Equipment	42,645	44,367	50,685
Supplies and services	23,291	23,998	21,366
Marketing and business development	13,550	14,832	14,834
Processing fees	20,323	19,380	16,813
Legal and consulting	7,355	5,839	8,565
Amortization of goodwill on purchased affiliates	—	—	5,650
Amortization of intangibles	1,210	2,034	1,803
Other	24,667	23,104	27,195

Total noninterest expense	$354,654	$360,949	$369,373

Salaries and employee benefits declined $6.6 million in 2003 compared to 2002 and increased $4.8 million in 2002 compared to 2001. The increase in staffing costs in 2002 was primarily due to higher medical insurance premiums. The decline in salaries represented roughly half of the overall decrease in 2003, primarily due to lower staffing levels reflecting a concerted effort on the part of management to decrease overhead costs. This was a continuation of the 2002 decrease in staffing levels. To illustrate, the Company’s full time equivalent employees dropped from 4,222 at year-end 2001, to 4,027 at year-end 2002 to 3,807 at year-end 2003. This decrease in salary expense is expected to continue as the Company is committed to becoming more efficient. In addition, as the sale of our Employee Benefit accounts to Marshall & Isley Trust Company, n.a. is completed during the first quarter of 2004, the Company expects to garner additional salary and benefit related savings.

Occupancy expense remained flat for the three-year period 2001-2003. Equipment costs decreased $1.7 million in 2003 compared to 2002 and $6.3 million in 2002 compared to 2001. The decrease was primarily due to lower depreciation and equipment maintenance costs. Management expects these expenses to increase somewhat in 2004, due to conversion and upgrading of some of our mainframe computer systems.

Processing fees increased $1.0 million in 2003 compared to 2002 and increased $2.6 million in 2002 compared to 2001. The increase in 2002 was due to an increase in Federal Reserve processing charges because of the decreased earnings credit on balances and increased volumes of activity.

Amortization of goodwill on purchased affiliates was discontinued effective January 1, 2002 in accordance with the adoption of SFAS No. 142. Please see Critical Accounting Policies and Summary of Accounting Policies on page 27 of this report for additional details.

Other expense increased $1.6 million in 2003 compared to 2002 and decreased $4.1 million in 2002 compared to 2001. Included in the 2001 expense was $3.8 million in impairment charges related to the write-off and disposition of certain non-strategic assets, primarily real estate.

Income Taxes

Income tax expense totaled $17.1 million in 2003, compared to $15.4 million in 2002, compared to $25.7 million in 2001. These expense levels equate to effective rates of 22.5%, 21.2% and 28.3% for 2003, 2002 and 2001 respectively. The primary reason for the difference between the Company’s effective tax rate and the statutory tax rate is the effect of non-taxable income from municipal securities. The amount of municipal interest income received did not decrease proportionately to the decrease in the Company’s pretax income in 2002 causing a reduction in the effective tax rate. In 2003 and 2002, the Company did not recognize nondeductible goodwill amortization pursuant to changes in financial accounting standards which also caused the effective tax rate to be lower than 2001. The effective income tax rate for 2003 and 2002 includes a reduction in the tax reserve resulting from a reassessment of ongoing risks associated with tax matters.

Strategic Lines of Business

The Company’s operations are strategically aligned into four major lines of business: Commercial Banking; Retail Banking; Trust and Wealth Management; and, Investment Services Group. The lines of business are differentiated by the products and services offered. The Treasury and Other category includes items not directly associated with the other lines of business. Note 12 to the Consolidated Financial Statements describes how these segments were identified and presents financial results of the lines of business for the years ended December 31, 2003, 2002 and 2001.

Commercial Banking’s net income increased $1.8 million, or three percent, to $53.4 million in 2003, compared to a decrease of $12.5 million, or twenty percent to $51.6 million in 2002. For 2003, the increase in net income was driven primarily by an increase in noninterest income resulting from strong sales of Cash Management products and services. A lower provision for loan losses, due to a reduction in non-performing loans, also contributed to the improvement in net income. Net interest income declined in 2003 due to the sustained low rate environment and the corresponding impact on repricing of earning assets. For 2002, the net income decrease was due primarily to the decrease in net interest income resulting from a significant decrease in rates during 2001. An increase in interest rates, as expected by most economists, would have the most significant impact on this business segment, causing net interest income to rise. Because deposit service charges are also affected by interest rates due to the earnings credit on commercial accounts, noninterest income is expected to decrease in a rising rate environment. Management believes the decrease in deposit service charges would be more than offset by the increase in net interest income. Management also believes that an anticipated improving economy would spur an increase in both loan commitments and outstandings which would generate increased net interest income.

Retail Banking’s net income decreased $6.9 million to a net loss of $3.3 million, compared to a decrease of $8.0 million or sixty-nine percent to $3.6 million in 2002. For 2003, the decrease in net income was primarily due to a decrease in the net interest income resulting from the sustained low rate environment. Retail banking is a source of funding for other activities within the Company. Due to the competitive nature of deposit pricing within the Company’s markets, the Company’s affiliates and subsidiaries were unable to continue to lower deposit rates to keep pace with the decreases in earning asset yields and still remain competitive. For 2002, the net income decrease was due primarily to the increase in noninterest expense resulting from increased costs related to a new residential mortgage product, increased advertising expense, and increased expenses related to new loan software purchased in 2001. The greatest potential for improving net income for this business segment lies in the continued focus on offering products and services in the most efficient manner and by booking more loans through the branch structure. Management’s intent is to aggressively market its home equity line of credit, direct auto loans and credit card products to more efficiently optimize its branch network as a source of earning assets.

Trust and Wealth Management net income increased $4.3 million or ninety-eight percent to $8.7 million in 2003, compared to an increase of $1.1 million, or thirty-five percent to $4.4 million in 2002. For 2003, increased sales of trust products and services resulted in an increase in noninterest income. A decrease in noninterest expense, through reduced salaries and benefits and reduced advertising expense, also contributed to improved net income. For 2002, increased sales of trust products and services were the primary reason for the increase in net income. This was offset by lower net interest income resulting from significant rate decreases in 2001. The Company sold its employee benefit account processing in 2003. Management does not believe that the sale of the employee benefit account processing will have an impact on the net income of this business segment due to the comparable revenues and expenses related to this activity. The greatest impact for earnings improvement in this business segment lies in continued increased sales of products and services and improved equity and financial markets, since most revenues are related to the market value of customer investments.

Investment Services Group net income decreased $3.5 million or twenty-seven percent to $9.2 million in 2003, compared to an increase of $0.9 million, or seven percent to $12.7 million in 2002. For 2003, decreased revenues related to a sluggish mutual fund industry had the greatest impact on earnings. For 2002, custody and cash management activities for mutual fund customers provided an increase to noninterest income, but were offset by lower net interest income caused by significant interest rate decreases in 2001. Improvement in the equity and financial markets, and in particular improvements in the mutual fund industry, would provide the greatest opportunity for improved earnings for this business segment. Management believes that the Company has a distinct advantage over its competitors by being able to provide the full range of services to mutual fund providers under one umbrella.

The net loss for the Treasury and Other category was $9 million for 2003, compared to a net loss of $15 million for 2002. The net loss for all years includes unallocated income tax expense for the consolidated Company. The smaller loss in 2003 was due primarily to the gain on the sale of the merchant discount processing activity which appears as noninterest income in 2003. For 2002, the net loss decreased due to lower income tax expense. The 2001 amounts include net interest income, noninterest income and noninterest expense related to, and offset by, minority interest in loss of a consolidated subsidiary which was sold in May 2001 and no longer has any affect on the earnings of the Company.

Balance Sheet Analysis

Loans

Loans represent the Company’s largest source of interest income. Loan balances have now stabilized due to management’s effort to focus on new commercial and consumer loan relationships, as well as the overall improvement in the economy. Management plans to continue to focus on growing our consumer and middle market business as these market niches represent our best opportunity to cross-sell fee-related services, such as cash management. In addition, management intends to develop a small business initiative as this segment represents a growth opportunity for the Company. With both the recent hiring of Peter de Silva as President and Chief Operating Officer of the Company and the establishment of a management committee to run the day-to-day operations of the Company, R. Crosby Kemper III, the Chairman and Chief Executive Officer, and other members of the Commercial Banking Division’s management team, will focus more on acquiring new customers and selling our products and services.

Included in Table 7 is a five-year breakdown of loans by type. During the first quarter of 2003 the Company reviewed the classifications of loans to ensure that loans were properly recorded on the loan system, which resulted in the reclassification of $92 million in loans from the commercial category to the commercial real estate category. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 60% of total loans. The lending focus of the Company and each of its affiliate banks is on small-to-medium sized commercial companies located within their respective trade areas. The Company targets customers that will utilize multiple banking services and products.

TABLE 5

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2003	2002	2001	2000	1999
Commercial	$1,134,633	$1,300,762	$1,416,431	$1,553,566	$1,472,376
Agricultural	52,027	47,729	40,777	36,799	39,218
Leases	7,467	8,146	7,454	7,677	5,645
Real estate construction	18,519	13,952	15,267	17,145	12,520
Real estate commercial	414,915	307,850	281,660	251,119	195,013

Total business-related	$1,627,561	$1,678,439	$1,761,589	$1,866,306	$1,724,772

Bankcard	$161,676	$163,808	$168,518	$176,875	$163,756
Other consumer installment	766,816	659,969	735,586	878,610	817,732
Real estate residential	166,239	155,316	148,695	152,166	134,890

Total consumer-related	$1,094,731	$979,093	$1,052,799	$1,207,651	$1,116,378

Total loans	$2,722,292	$2,657,532	$2,814,388	$3,073,957	$2,841,150
Allowance for loan losses	(43,494)	(37,328)	(35,637)	(31,998)	(31,193)

Net loans	$2,678,798	$2,620,204	$2,778,751	$3,041,959	$2,809,957

As a % of total loans
Commercial	41.7%	49.0%	50.3%	50.5%	51.80%
Agricultural	1.9	1.8	1.4	1.2	1.4
Leases	0.3	0.3	0.3	0.3	0.2
Real estate construction	0.7	0.5	0.6	0.5	0.4
Real estate commercial	15.2	11.6	10.0	8.2	6.9

Total business-related	59.8%	63.2%	62.6%	60.7%	60.7%

Bankcard	5.9%	6.2%	6.0%	5.8%	5.8%
Other consumer installment	28.2	24.8	26.1	28.6	28.8
Real estate residential	6.1	5.8	5.3	4.9	4.7

Total consumer-related	40.2%	36.8%	37.4%	39.3%	39.3%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

As a percentage of total loans, commercial real estate which includes real estate construction loans now comprise 16% of total loans, compared to 12% at the end of 2002. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

Bankcard loans have declined as a percentage of total loans. They comprise 5.9% of total loans at year-end 2003 compared to 6.2% at year-end 2002. A significant portion of the decrease in volume of bankcard loans in 2003 and 2002 was caused by a reduction in the private label portion of the portfolio. This type of loan is generally less profitable than traditional bankcard loans and is likely to continue to decrease in volume. The overall growth in the Company’s bankcard portfolio has been hampered by increased competition from banking and non-banking card issuers. Competitors frequently lessen their credit standards and offer favorable introductory rates in an effort to obtain transfer balances from other cards. The Company has historically not elected to seek loan volume in such a manner. In fact, the Company’s credit and underwriting standards have become more strict as more consumers acquire multiple credit cards. However, management plans to further enhance the Company’s credit scoring matrices and believes the Company can attract more of those card customers historically not served by the Company without materially affecting the overall risk/reward ratio.

Other consumer installment loans have increased as a percentage of loans. They comprise 28.2% of total loans at year-end 2003 compared to 24.8% at year-end 2002. The increase was due primarily to an increase in the purchase of automobile dealer loans and direct consumer loans to our customers. With the improving economy, management believes that the volume of these types of loans will continue to increase. Management intends to increase its efforts in acquiring indirect paper with additional staff and a focus on penetration into markets adjacent to our current market area.

Real estate residential loans have increased as a percentage of loans. The increase was due to the success of a low rate home equity line promotion and product enhancements. Management expects that these loans will increase in 2004.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the quantitative and qualitative disclosure about market risk in Item 7A on page 32 of this report.

Securities

The Company’s security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a potential source of liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. The Company maintains very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Securities available for sale and securities held to maturity comprised 56% of earning assets as of

December 31, 2003, compared to 60% at year-end 2002. Securities totaled $3.8 billion at December 31, 2003, compared to $4.2 billion at year-end 2002. The decrease in 2003 resulted from lower trust and mutual fund clients’ related deposits and borrowed funds. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

Securities available for sale comprised 90% of the Company’s securities portfolio at December 31, 2003 compared to 88% at year-end 2002. In order to improve the yields of the securities portfolio the Company has altered the mix of the portfolio from U.S. Treasury Notes to U.S. Agency and Mortgage-Backed Securities of U.S. Agencies. Securities available for sale had a net unrealized gain of $5.1 million at year-end, compared to $37.3 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholder’s equity, net of tax, as an unrealized gain of $3.2 million at year-end 2003, compared to $23.7 million for 2002.

The securities portfolio achieved an average yield on a tax-equivalent basis of 3.1% for 2003, compared to 3.7% in 2002 and 5.1% in 2001. The yield on the portfolio decreased by 57 basis points in 2003 as a result of low, sustained short-term interest rates. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The average life of the core securities portfolio was 16.8 months at December 31, 2003 compared to 18 months at year-end 2002. Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax equivalent basis) of securities available for sale and securities held to maturity.

TABLE 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2003	Amortized Cost	Fair Value
U.S. Treasury	$848,687	$852,242
U.S. Agencies	1,324,259	1,326,588
Mortgage-backed	840,277	836,570
State and political subdivisions	388,971	391,869
Federal Reserve Bank Stock	7,410	7,410
Equity and other	1,134	1,134

Total	$3,410,738	$3,415,813

December 31, 2002	Amortized Cost	Fair Value
U.S. Treasury	$1,160,226	$1,178,982
U.S. Agencies	1,722,060	1,729,737
Mortgage-backed	363,293	369,652
State and political subdivisions	323,640	328,152
Commercial paper	105,735	105,735
Federal Reserve Bank Stock	6,726	6,726
Equity and other	912	912

Total	$3,682,592	$3,719,896

	US Government and Agencies		Mortgage-Backed Securities		State and Political Subdivisions		Other Securities
December 31, 2003	Market Value	Weighted Average Yield	Market Value	Weighted Average Yield	Market Value	Weighted Average Yield	Market Value	Total Market Value
Due in one year or less	$1,455,992	1.81%	$121,564	3.74%	$141,890	2.32%	$—	$1,719,446
Due after 1 year through 5 years	722,782	2.08	714,942	3.18	202,209	4.06	—	1,639,933
Due after 5 years through 10 years	—	—	64	6.85	42,113	4.41	—	42,177
Due after 10 years	56	4.37	—	—	5,657	2.41	8,544	14,257

	$2,178,830		$836,570		$391,869		$8,544	$3,415,813

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2003	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$128,529	$130,576	6.39%
Due after 1 year through 5 years	156,384	162,912	6.17%
Due after 5 years through 10 years	4,966	4,966	6.59%
Due over 10 years	16,251	16,251	3.51%

Total	$306,130	$314,705	2 yr. 1 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position at year-end 2003 was $12.0 million compared to a net sold position of $11.2 million at year-end 2002. During 2003, the Company was a net purchaser of federal funds with an average balance of $2.6 million, compared to an average balance of $20.0 million in 2002.

The Investment Banking Division of the Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $827.9 million in 2003 and $775.5 million in 2002.

At December 31, 2003, the Company held securities bought under agreements to resell of $264.7 million compared to $106.6 million at year-end 2002. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $113.1 million in 2003 and $161.0 million in 2002.

The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2003 were $49.4 million, compared to $65.1 million in 2002, and was recorded at market value.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing lines of business in order to attract and retain additional core deposits. Deposits totaled $5.6 billion at December 31, 2003 and $5.8 billion at year-end 2002. Deposits averaged $5.3 billion in 2003 and $5.5 billion in 2002. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers. It is one of the Company’s core competencies given both its scale and competitive product mix.

Noninterest bearing demand deposits average $1.8 billion and $1.7 billion during 2003 and 2002, respectively. These deposits represented 33.4% of average deposits in 2003, compared to 31.1% in 2002. The Company’s large commercial customer base provides a significant source of noninterest bearing deposits. Many of these commercial accounts do not earn interest, nor do they receive an earnings credit to offset the cost of other services provided by the Company.

TABLE 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2003	2002
Maturing within 3 months	$275,247	$331,714
After 3 months but within 6	33,335	34,763
After 6 months but within 12	26,820	37,384
After 12 months	36,195	43,851

Total	$371,597	$447,712

TABLE 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2003	2002	2001	2000	1999
Noninterest-bearing demand	$1,788,018	$1,723,122	$1,775,720	$1,922,019	$1,748,926
Interest-bearing demand and savings	2,460,496	2,624,828	2,527,556	2,270,562	2,281,458
Time deposits under $100,000	779,473	892,164	823,385	824,307	860,456

Total core deposits	$5,027,987	$5,240,114	$5,126,661	$5,016,888	$4,890,840
Time deposits of $100,000 or more	252,069	287,722	283,603	347,866	457,501

Total deposits	$5,280,056	$5,527,836	$5,410,264	$5,364,754	$5,348,341

As a % of total deposits
Noninterest-bearing demand	33.9%	31.2%	32.9%	35.8%	32.7%
Interest-bearing demand and savings	46.6	47.5	46.7	42.3	42.6
Time deposits under $100,000	14.7	16.1	15.2	15.4	16.1

Total core deposits	95.2%	94.8%	94.8%	93.5%	91.4%
Time deposits of $100,000 or more	4.8	5.2	5.2	6.5	8.6

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Securities sold under agreements to repurchase totaled $1,173.9 million at December 31, 2003, and $1,209.8 million at year-end 2002. This liability averaged $914.7 million in 2002 and $1,063.1 million in 2002. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

TABLE 12

SHORT-TERM DEBT (in thousands)

	2003		2002
	Amount	Rate	Amount	Rate
At year-end
Federal funds purchased	$—	—%	$—	—%
Repurchase agreements	1,173,927	0.76	1,209,770	0.92
Other	70,604	0.66	94,721	0.78

Total	$1,244,531	0.76%	$1,304,491	0.91%

Average for year
Federal funds purchased	$35,917	1.10%	$44,758	1.79%
Repurchase agreements	914,652	0.86	1,063,063	1.27
Other	23,771	0.81	61,095	1.44

Total	$974,340	0.87%	$1,168,916	1.30%

Maximum month-end balance
Federal funds purchased	$140,000		$59,736
Repurchase agreements	1,816,927		1,815,137
Other	161,132		200,860

In 2003, the Company paid off a senior note issued for $15 million. The senior note represented funds borrowed in 1993 under a medium-term program to fund bank acquisitions. This $15.0 million note had an original maturity of 10 years at 7.3%. The Company also has eight fixed-rate advances from the Federal Home Loan Bank at rates of 3.80%, 4.53%, 4.75%, 5.84%, 5.89%, 5.97%, 7.13% and 7.61%. These advances, collateralized by Company securities, are used to offset interest rate risk of longer term fixed rate loans.

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

Total shareholders’ equity was $811.9 million at December 31, 2003 compared to $802.8 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock at prices, which, in management’s opinion, would enhance overall shareholder value. During 2003 and 2002, the Company acquired 301,293 and 238,758 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 19.13% and total capital ratio of 20.25% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the Liquidity Risk section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on pages 32 and 33 of this report.

TABLE 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as December 31, 2003, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans:
Residential mortgage	$—	$135	$106,423	$59,681	$166,239
All other	—	78,674	—	2,477,379	2,556,053

Total loans	$—	$78,809	$106,423	$2,537,060	$2,722,292
Securities available for sale:
U. S. Treasury	$848,687	$—	$—	$—	$848,687
U. S. agencies and mortgage-backed	546,115	1,618,421	—	—	2,164,536
State and political subdivisions	—	358,886	29,936	149	388,971
Commercial paper and other	7,410	—	—	1,134	8,544

Total securities available for sale	$1,402,212	$1,977,307	$29,936	$1,283	$3,410,738
Securities held to maturity	—	277,835	18,872	9,423	306,130
Trading securities	2,562	51,843	6,106	269	60,780
Federal funds and resell agreements	—	276,715	—	—	276,715
Cash and due from banks	206,500	442,484	—	—	648,984
All other assets	—	—	—	298,795	298,795

Category totals	$1,611,274	$3,104,993	$161,337	$2,846,830	$7,724,434

Risk-weighted totals	$—	$620,998	$80,669	$2,846,830	$3,548,497
Off-balance-sheet items (risk-weighted)	—	—	1,712	347,241	348,953

Total risk-weighted assets	$—	$620,998	$82,381	$3,194,071	$3,897,450

	Risk-Weighted Category

Capital	Tier1	Tier2	Total
Shareholders’ equity	$811,923	$—	$811,923
Less: accumulated other comprehensive income	(3,183)	—	(3,183)
Less premium on purchased banks	(63,029)	—	(63,029)
Allowance for loan losses	—	43,494	43,494

Total capital	$745,711	$43,494	$789,205

Capital ratios
Tier 1 capital to risk-weighted assets			19.13%
Total capital to risk-weighted assets			20.25%
Leverage ratio (Tier 1 to total assets less premium on purchased banks)			10.69%

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 14, “Commitments, Contingencies and Guarantees” in the Notes to Financial Statements under Item 8 on pages 56 and 57 for detailed information on these arrangements.

Table 14

OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2003. The Company has no capital leases or long-term purchase obligations.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations	$16,280	$1,012	$2,216	$2,500	$10,552
Operating Lease Obligations	26,823	4,469	7,312	4,863	10,179
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$43,103	$5,481	$9,528	$7,363	$20,731

	Maturities due by Period
Commitments, Contingencies and Guarantees
Commitments, to extend credit for loans (excluding credit under credit card loans)	$796,737	$221,256	$436,345	$57,580	$81,556
Commitments, to extend credit under credit card loans	891,493	891,493	—	—	—
Commercial letters of credit	7,341	7,172	169	—	—
Standby letters of credit	171,293	114,166	57,127	—	—
Futures contracts	38,000	38,000	—	—	—
Forward foreign exchange contracts	8,033	8,033	—	—	—

Total	$1,912,897	$1,280,120	$493,641	$57,580	$81,556

Total off balance sheet arrangements	$1,956,000	$1,285,601	$503,169	$64,943	$102,287

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions.

Management believes that the Company’s critical accounting policies are those relating to: allowance for loan losses; goodwill and other intangibles; impairment of long-lived assets; revenue recognition; and, accounting for stock-based compensation. The allowance for loan losses represents management’s judgment of the losses inherent in the Company’s loan portfolio. The adequacy is reviewed quarterly, considering such items as historical trends, a review of individual loans, current economic conditions, loan growth and characteristics. The allowance for loan losses are maintained on a bank-by-bank basis, however, the Company uses a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, and internal ranking systems.

Goodwill and other intangibles are now to be accounted for under the SFAS No. 142, which was effective January 1, 2002. Goodwill is no longer amortized, in accordance with SFAS No. 142, but is tested periodically for impairment. The Company has performed three impairment tests of goodwill since inception of the new standard. As a result of those tests, the Company has not recorded an impairment charge. The Company is amortizing other intangibles over their estimated useful life of 10 years.

Long-lived assets including goodwill, other intangible assets and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or a group of assets may not be recoverable. Goodwill and other intangibles were addressed above. The impairment review for long-lived assets other than goodwill includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and with interest charges) an impairment loss is recognized to the extent the carrying value exceeds its fair value.

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

Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Per the requirements of FAS 123 proforma net income and earnings per share is disclosed in the footnotes to the financial statements and discloses the impact on earnings as if the fair value method had been applied.

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

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Market Value of Equity Modeling (“Net Portfolio Value”) to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points, up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes assumptions regarding new loans and deposits based on historical analysis, management’s outlook and repricing strategies. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of December 31, 2003. Table 15 sets forth, for December 31, 2003 and 2002, the increase or decrease (as applicable) in Net Portfolio Value, that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; and, an immediate decrease of 100 basis points. Table 15 includes both instruments entered into for trading purposes, and the instruments entered into for other than trading purposes, since the former represents such a small portion of the Company’s portfolio that any difference in the interest rate risk associated with it (as compared with the risk associated with instruments entered into for other than trading purposes) is immaterial.

The net portfolio value as of December 31, 2003 is higher than December 31, 2002 at both the 100 and 200 basis points increases. The Company should benefit from rate increases because a majority of its earnings assets and deposits have been repriced. Also, the Company had higher loans at December 31, 2003 than December 31, 2002.

TABLE 15

MARKET RISK (in thousands)

	Net Portfolio Value
Rates in Basis Points (Rate Shock)	December 31, 2003			December 31, 2002
	Amount	Change	% Change	Amount	Change	% Change
200	$1,323,774	$278,504	26.64%	$1,145,822	$195,631	20.59%
100	1,184,522	139,252	13.32	1,048,007	97,816	10.29
Static	1,045,270	—	—	950,191	—	—
(100)	1,022,952	(22,318)	(2.14)	993,634	43,503	4.58
(200)	—	—	—	—	—	—

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Loan prepayment and other market risks are developed from industry estimates of prepayment spreads and other market change. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of current interest rates, the scenarios that simulate a 100 basis point and a 200 basis point decrease cannot be completed as of December 31, 2003 and 2002. Table 16 shows the net interest income increase or decrease over the next twelve months as of December 31, 2003 and 2002. Both years show that if rates rise 100 or 200 basis points, net interest income will increase. This is a result of being asset sensitive, meaning assets reprice more quickly than liabilities, giving rise to an improved Net Interest Income in an increasing rate environment, and lower Net Interest Income in a decreasing rate environment.

TABLE 16

MARKET RISK (in thousands)

	Net Interest Income
Rates in Basis Points (Rate Shock)	December 31, 2003 Amount of Change	December 31, 2002 Amount of Change
200	$6,127	$8,752
100	3,064	4,376
Static	—	—
(100)	—	—
(200)	—	—

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

Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 17 is a static gap analysis, which presents the Company’s assets and liabilities, based on their repricing or maturity characteristics. This analysis shows that the Company is in a positive gap position because assets maturing or repricing exceed liabilities.

TABLE 17

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2003	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$1,541.2	$118.6	$194.5	$1,854.3	$800.5	$67.5	$2,722.3
Securities	1,199.8	264.5	440.4	1,904.7	1,622.9	194.3	3,721.9
Federal funds sold and resell agreements	276.7	—	—	276.7	—	—	276.7
Other	62.6	—	—	62.6	—	—	62.6

Total earning assets	$3,080.3	$383.1	$634.9	$4,098.3	$2,423.4	$261.8	$6,783.5

% of total earning assets	45.4%	5.6%	9.4%	60.4%	35.7%	3.9%	100.0%

Funding sources
Interest-bearing demand and savings	$479.3	$—	$—	$479.3	$530.8	$1,441.6	$2,451.7
Time deposits	466.7	184.0	169.0	819.7	257.0	9.1	1,085.8
Federal funds purchased and repurchase agreements	1,173.9	—	—	1,173.9	—	—	1,173.9
Borrowed funds	71.0	0.3	0.7	72.0	6.4	8.5	86.9
Noninterest-bearing sources	569.4	—	53.3	622.7	160.0	1,202.5	1,985.2

Total funding sources	$2,760.3	$184.3	$223.0	$3,167.6	$954.2	$2,661.7	$6,783.5

% of total earning assets	40.7%	2.7%	3.3%	46.7%	14.1%	39.2%	100.0%
Interest sensitivity gap	$320.0	$198.8	$411.9	$930.7	$1,469.2	$(2,399.9)
Cumulative gap	320.0	518.8	930.7	930.7	2,399.9	—
As a % of total earning assets	4.7%	7.6%	13.7%	13.7%	35.4%	—
Ratio of earning assets to funding sources	1.12	2.08	2.85	1.29	2.54	(0.10)

Cumulative ratio of Earning Assets2003	1.12	1.18	1.29	1.29	1.58	1.00
to Funding Sources2002	1.08	1.13	1.25	1.25	1.31	1.00

Table 18

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

(in thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$504,287	$213,786	$15,889	$733,962
Real estate construction	5,955	300	—	6,255
All other loans	82,703	117,630	79,476	279,809

Total Variable Rate Loans	592,945	331,716	95,365	1,020,026

Fixed Rate
Commercial, financial and agricultural	325,691	110,825	16,182	452,698
Real estate construction	6,981	5,180	103	12,264
All other loans	311,009	867,700	58,595	1,237,304

Total Fixed Rate Loans	643,681	983,705	74,880	1,702,266

Total Loans	$1,236,626	$1,315,421	$170,245	$2,722,292

Reserve for Loan Losses				(43,494)

Net Loans				$2,678,798

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

The allowance for loan losses, (“ALL”) has been discussed prior in this analysis. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $2.1 million at December 31, 2003, compared to an increase of $3.4 million a year earlier. The major portion of nonperforming loans is due to three commercial loan customers. The Company’s nonperforming loans have not exceeded 0.50% of total loans in any of the last five years.

The Company has $78 thousand in other real estate owned as of December 31, 2003, compared to $5.0 million in 2002. The $5.0 million in 2002 was primarily associated with one foreclosed credit. Loans past due more than 90 days totaled $3.1 million at December 31, 2003 compared to $7.7 million at December 31, 2002.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. In 2002, there was no reduction or deferral of interest due. The balance of restructured loans was less than $1 million at December 31, 2003.

TABLE 19

LOAN QUALITY (in thousands)

	December 31
	2003		2002		2001		2000		1999
Nonaccrual loans	$12,431		$9,723		$5,375		$10,239		$4,818
Restructured loans	365		989		1,904		1,272		1,474

Total nonperforming loans	$12,796		$10,712		$7,279		$11,511		$6,292
Other real estate owned	78		4,989		6,466		2,038		2,017

Total nonperforming assets	$12,874		$15,701		$13,745		$13,549		$8,309

Loans past due 90 days or more	$3,131		$7,672		$11,031		$7,680		$4,998
Reserve for Loans Losses	43,494		37,328		35,637		31,998		31,193

Ratios
Nonperforming loans as a % of loans	0.47%		0.40%		0.26%		0.37%		0.22%
Nonperforming assets as a % of loans plus other real estate owned	0.47		0.59		0.49		0.44		0.29
Nonperforming assets as a % of total assets	0.17		0.20		0.16		0.17		0.10
Loans past due 90 days or more as a % of loans	0.12		0.29		0.39		0.25		0.18
Reserve for Loan Losses a % of loans	1.60		1.40		1.27		1.04		1.10
Reserve for Loan Losses a multiple of nonperforming loans	3.40	x	3.48	x	4.9	x	2.78	x	4.96	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $3.4 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $15 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February, 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2003 was $1.9 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands except share data)

	December 31,
	2003	2002
ASSETS
Loans:
Commercial, financial and agricultural	$1,186,660	$1,348,491
Real estate construction	18,519	13,952
Consumer	928,492	823,779
Real estate	581,154	463,164
Leases	7,467	8,146
Allowance for loan losses	(43,494)	(37,328)

Net loans	2,678,798	2,620,204
Securities available for sale:
U. S. Treasury and agencies	998,055	1,687,186
U. S. Treasury and agencies pledged to creditors	1,180,775	1,221,533
State and political subdivisions	391,869	328,152
Mortgage-backed	836,570	369,652
Commercial paper and other	8,544	113,373

Total securities available for sale	3,415,813	3,719,896
Securities held to maturity—
State and political subdivisions (market value of $314,705 and $434,518 respectively)	306,130	418,673
Federal funds sold	11,978	11,226
Securities purchased under agreements to resell	264,737	106,605
Interest bearing due from banks	1,834	1,834
Trading securities	60,780	71,474

Total earning assets	6,740,070	6,949,912
Cash and due from banks	647,150	691,703
Bank premises and equipment, net	219,281	230,678
Accrued income	40,428	58,261
Goodwill on purchased affiliates	57,428	54,761
Other intangibles	5,601	6,819
Other assets	39,023	43,425

Total assets	7,748,981	8,035,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	2,098,122	1,817,507
Interest-bearing demand and savings	2,451,743	2,727,770
Time Deposits under $100,000	714,225	853,958
Time Deposits of $100,000 or more	371,597	447,712

Total deposits	5,635,687	5,846,947
Securities sold under agreement to repurchase	1,173,927	1,209,770
Short-term debt	70,604	94,721
Long-term debt	16,280	26,302
Accrued expenses and taxes	28,148	45,445
Other liabilities	12,412	9,574

Total liabilities	6,937,058	7,232,759

Common stock, $1.00 par, Authorized 33,000,000 shares, 27,528,365 and 27,528,365 shares issued, and 21,694,078 and 21,982,969 shares outstanding, respectively	27,528	27,528
Capital surplus	726,405	726,368
Retained earnings	281,556	240,295
Accumulated other comprehensive income	3,183	23,678
Treasury stock, 5,834,287 and 5,545,396 shares, at cost, respectively	(226,749)	(215,069)

Total shareholders’ equity	811,923	802,800

Total liabilities and shareholders’ equity	$7,748,981	$8,035,559

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands except share and per share data)

	Year Ended December 31
	2003	2002	2001
INTEREST INCOME
Loans	$140,874	$160,536	$225,879
Securities:
Securities available for sale—Taxable interest	70,731	100,584	119,171
Securities available for sale—Tax exempt interest	9,372	6,227	2,025
Securities held to maturity—Taxable interest	140	307	395
Securities held to maturity—Tax exempt interest	15,472	21,007	26,194

Total securities income	95,715	128,125	147,785

Federal funds and resell agreements	1,701	3,130	7,619
Trading securities and other	1,472	2,692	3,593

Total interest income	239,762	294,483	384,876

INTEREST EXPENSE
Deposits	33,174	59,407	107,927
Federal funds and repurchase agreements	8,245	14,292	32,187
Short-term debt	193	880	3,075
Long-term debt	1,072	1,873	1,958

Total interest expense	42,684	76,452	145,147

Net interest income	197,078	218,031	239,729
Provision for loan losses	12,005	16,738	14,745

Net interest income after provision for loan losses	185,073	201,293	224,984

NONINTEREST INCOME
Trust and securities processing	86,490	90,393	86,640
Trading and investment banking	20,863	17,937	18,097
Service charges on deposit accounts	70,705	66,081	59,018
Other service charges and fees	15,567	14,228	13,746
Bankcard fees	31,654	29,901	29,160
Gains on sales of securities available for sale, net	824	3,158	1,875
Other	19,465	10,508	14,987

Total noninterest income	245,568	232,206	223,523

NONINTEREST EXPENSE
Salaries and employee benefits	196,893	203,458	198,684
Occupancy, net	24,720	23,937	23,778
Equipment	42,645	44,367	50,685
Supplies and services	23,291	23,998	21,366
Marketing and business development	13,550	14,832	14,834
Processing fees	20,323	19,380	16,813
Legal and consulting	7,355	5,839	8,565
Amortization of goodwill on purchased affiliates	—	—	5,650
Amortization of intangibles	1,210	2,034	1,803
Other	24,667	23,104	27,195

Total noninterest expense	354,654	360,949	369,373

Minority interest in loss of consolidated subsidiary	—	—	11,800

Income before income taxes	75,987	72,550	90,934
Income tax expense	17,108	15,377	25,704

Net income	$58,879	$57,173	$65,230

Net income per share—basic	$2.70	$2.59	$2.95
Net income per share—diluted	2.70	2.58	2.95
Weighted average shares outstanding	21,783,354	22,064,508	22,145,787

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$58,879	$57,173	$65,230
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,005	16,738	14,745
Depreciation and amortization	32,422	33,617	38,665
Impairment charge for premises and equipment	—	—	3,800
Minority interest in net loss of subsidiary	—	—	(11,800)
Deferred income taxes	(5,440)	(2,427)	(1,774)
Net decrease in trading securities and other earning assets	10,695	11,654	(4,298)
Gains on sales of securities available for sale	(824)	(3,158)	(1,875)
Gains on sales of disposition of interest in subsidiary	—	—	(1,699)
Amortization of securities premiums, net of discount accretion	25,598	7,555	(11,752)
Earned ESOP shares	—	2,491	2,500
Changes in:
Accrued income	17,833	2,400	11,904
Accrued expenses and taxes	37	(4,254)	(4,254)
Other assets and liabilities, net	7,086	(14,288)	(14,578)

Net cash provided by operating activities	158,291	107,501	84,814

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	123,818	138,229	151,189
Proceeds from sales of securities available for sale	51,617	216,717	102,488
Proceeds from maturities of securities available for sale	13,076,191	16,607,874	26,938,184
Purchases of securities held to maturity	—	(160)	(975)
Purchases of securities available for sale	(12,879,353)	(16,566,368)	(28,549,061)
Net (increase) decrease in loans	(83,256)	125,809	249,093
Net (increase) decrease in fed funds and resell agreements	(158,884)	4,014	37,200
Investment in consolidated subsidiary	(2,659)	(1,787)	—
Purchases of bank premises and equipment	(20,081)	(23,736)	(32,003)
Net change in unsettled securities transactions	—	2,078	(39,129)
Deconsolidation of subsidiary	—	—	(390)
Purchase of financial organization, net of cash received	—	—	(26,015)
Proceeds from sales of bank premises and equipment	266	4,296	533

Net cash provided by (used in) investing activities	107,659	506,966	(1,168,886)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	4,588	(628,862)	443,037
Net increase (decrease) in time deposits	(215,848)	100,298	(2,730)
Net increase (decrease) in fed funds/ repurchase agreements	(35,843)	(78,868)	378,883
Net change in short-term debt	(24,117)	(78,325)	102,720
Proceeds from long-term debt	5,995	2,500	3,700
Repayment of long-term debt	(16,017)	(3,586)	(3,353)
Cash dividends	(17,618)	(17,658)	(17,000)
Proceeds from exercise of stock options and sales of treasury shares	431	598	787
Purchases of treasury stock	(12,074)	(9,533)	(6,624)

Net cash provided by (used in) financing activities	(310,503)	(713,436)	899,420

Decrease in cash and due from banks	(44,553)	(98,969)	(184,652)
Cash and due from banks at beginning of year	691,703	790,672	975,324

Cash and due from banks at end of year	$647,150	$691,703	$790,672

Supplemental disclosures:
Income taxes paid	$19,818	$16,671	$29,629
Total interest paid	46,790	81,076	150,673

Note: Certain noncash transactions regarding the application of SFAS No. 115, guaranteed ESOP debt transactions and common stock issued for acquisitions and stock dividends are disclosed in the accompanying financial statements and notes to financial statements.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP	Total
Balance—January 1, 2001	$26,472	$683,220	$196,705	$1,776	$(200,248)	$(4,991)	$702,934
Comprehensive income
Net income	—	—	65,230	—	—	—	65,230
Other comprehensive income, change in unrealized gains on securities of $33,594 net of tax of $11,825, and the reclassification adjustment for gains included in net income of $1,875 net of tax $856	—	—	—	20,750	—	—	20,750

Total comprehensive income							85,980
Cash dividends ($0.76 per share)	—	—	(17,000)	—	—	—	(17,000)
Stock dividend (5%)	1,056	43,099	(44,155)	—	—	—	—
Earned ESOP shares	—	—	—	—	—	2,500	2,500
Purchase of treasury stock	—	—	—	—	(6,624)	—	(6,624)
Sale of treasury stock	—	—	—	—	38	—	38
Exercise of stock options	—	28	—	—	721	—	749

Balance—December 31, 2001	27,528	726,347	200,780	22,526	(206,113)	(2,491)	768,577
Comprehensive income
Net income	—	—	57,173	—	—	—	57,173
Other comprehensive income, change in unrealized gains on securities of $4,958, net of tax $1,785 and the reclassification adjustment for gains included in net income of $3,158 net of tax $1,137	—	—	—	1,152	—	—	1,152

Total comprehensive income							58,325
Cash dividends ($0.80 per share)	—	—	(17,658)	—	—	—	(17,658)
Earned ESOP shares	—	—	—	—	—	2,491	2,491
Purchase of treasury stock	—	—	—	—	(9,533)	—	(9,533)
Sale of treasury stock	—	—	—	—	27	—	27
Exercise of stock options	—	21	—	—	550	—	571

Balance—December 31, 2002	27,528	726,368	240,295	23,678	(215,069)	—	802,800
Comprehensive income
Net income	—	—	58,879	—	—	—	58,879
Other comprehensive income, change in unrealized gain on securities of $33,060, net of tax $12,035 and the reclassification adjustment for gains included in net income of $824 net of tax $294	—	—	—	(20,495)	—	—	(20,495)

Total comprehensive income							38,384
Cash dividends ($0.81 per share)	—	—	(17,618)	—	—	—	(17,618)
Purchase of treasury stock	—	—	—	—	(12,074)	—	(12,074)
Sale of treasury stock	—	—	—	—	30	—	30
Exercise of stock options	—	37	—	—	364	—	401

Balance—December 31, 2003	$27,528	$726,405	$281,556	$3,183	$(226,749)	$—	$811,923

See Notes to Consolidated Financial Statements

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

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

Consolidation

The Company and its subsidiaries are included in the consolidated financial statements (reference hereinafter to the “Company” in these Notes to Financial Statements include wholly owned subsidiaries). Intercompany accounts and transactions have been eliminated. The consolidated statements of income for the period from January 1, 2001 to May 18, 2001 include the results of eScout LLC, a partially-owned subsidiary of the Company. According to the terms of eScout’s operating agreement, operating losses have been allocated to the outside minority investors. As a result, these losses have been eliminated through minority interest in loss of consolidated subsidiary. On May 18, 2001, the Company sold a portion of its ownership of eScout, reducing its ownership interest. As a result, the Company’s investment in eScout is being accounted for using the equity method from that time.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Trading securities, generally acquired for subsequent sale to customers, are carried at market value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are include in trading and investment banking income. Interest income on trading securities is included in income from earning assets.

Goodwill and Other Intangibles

Effective January 1, 2002 goodwill and other intangibles are accounted for under SFAS No. 142. Prior to January 1, 2002, goodwill and other intangibles were amortized using the straight-line method over periods up to 40 years. As a result of the adoption of SFAS No. 142, the Company has segregated goodwill acquired from prior acquisitions into the separate line items of goodwill and other intangibles in the accompanying consolidated balance sheets. Goodwill is no longer amortized but is tested for impairment annually. Effective January 1, 2002 the Company performed the transitional impairment test of goodwill in accordance with SFAS No. 142; which resulted in no impairment charge. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment tests performed on that date in 2003 and 2002, no impairment charge was recorded. Other intangible assets are amortized over a period of 10 years.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the diluted effect of issueable stock options outstanding during each year.

Reclassification

Certain reclassifications were made to the 2002 and 2001 consolidated financial statements to conform to the current year presentations.

Accounting for Stock-Based Compensation

In accordance with SFAS No. 123, “Accounting for Stock-based Compensation”, the Company has elected to account for stock-based compensation using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$58,879	$57,173	$65,230
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	414	355	323

Pro forma net income	$58,465	$56,818	$64,907

The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model and the assumptions used in their determination.
Earnings per share:
Basic—as reported	2.70	2.59	2.95
Basic—pro forma	2.68	2.58	2.93
Diluted—as reported	2.70	2.58	2.95
Diluted—pro forma	2.68	2.56	2.93

Black-Scholes pricing model:
Weighted average fair value of the granted options	$11.98	$9.42	$11.55
Weighted average risk-free interest rate	3.21%	3.69%	5.19%
Expected option life in years	8.75	8.75	8.75
Expected volatility	19.92%	20.44%	19.71%
Expected dividend yield	1.70%	2.05%	2.05%

2.   NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Business Combinations and Intangible Assets    In June 2001, the FASB issued SFAS No. 141 “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No 141

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Business combinations consummated subsequent to June 30, 2001 are accounted for under the provisions of the new statement. SFAS No. 142, which was effective for the Company on January 1, 2002, requires among other things, the discontinuance of goodwill amortization. In addition, the Statement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and identification of reporting units for the purpose of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. Effective January 1, 2002 the Company has discontinued the amortization of goodwill. The related goodwill amortization expense was $5,650,000 for the year ended 2001. Management has evaluated goodwill for impairment and did not record an impairment charge on the Company’s consolidated financial statements in each of the fiscal years ended December 31, 2003 and 2002.

Accounting for the Impairment or Disposal of Long-Lived Assets    In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held until it is disposed of. To resolve implementation issues, this statement requires that the depreciable lives of long lived assets to be abandoned be revised in accordance with APB opinion No. 20, “Accounting Changes” and amends APB Opinion No. 29 “Accounting for Nonmonetary Transactions”, to require that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. The effective date of this statement is for fiscal years after December 31, 2001. Implementation of this statement on January 1, 2002 did not have a material effect on the Company’s consolidated financial statements.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections    In April 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and Technical Corrections”. This statement rescinds the following pronouncements: FASB Statement No. 4, 44 and 64. This Statement also amends APB Opinion No. 30 and FASB Statements No. 13, 15, 22 and 144. This Statement also makes technical corrections to APB Opinion No. 28 and 30, and FASB Statements 13, 19 and 66. The effective date of this statement was May 15, 2002. Implementation of the statement did not have a material effect on the Company’s consolidated financial statements.

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

Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement 123    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Compensation—Transition and Disclosure—an Amendment of FASB Statement 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The Statement is effective for fiscal years ending December 31, 2002. The Company has included the required disclosures in the notes to these financial statements and plans to continue accounting for stock-based compensation under APB Opinion No. 25.

Accounting for Guarantees    In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ended after December 15, 2002 and have been implemented herein. The Company’s adoption of the measurement provisions of FIN No. 45 in 2003 did not have a material impact on the consolidated financial statements.

Consolidation of Variable Interest Entities    In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, which was revised by FIN No. 46 (Revised December 1, 2003), “Consolidation of Variable Interest Entities”. FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. FIN No. 46 (R) changes the effective date of FIN No. 46 for certain entities. Public companies shall apply either FIN No. 46 or FIN No. 46 (R) to their interests in special purpose entities (SPE) as of the first interim or annual period ending after December 15, 2003. The decision to apply FIN No 46 or FIN No. 46(R) may be made on an SPE by SPE basis. The Company’s adoption of FIN No. 46 and FIN No. 46(R) did not have a significant impact on its consolidated financial statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities    In April, 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of this statement did not have a material effect on the Company’s consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity    In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were formerly classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory, redeemable financial instruments of nonpublic entities. Implementation of this statement did not have a material effect on the Company’s consolidated financial statements.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2003 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$504,287	$213,786	$15,889	$733,962
Real estate construction	5,955	300	—	6,255
All other loans	82,703	117,630	79,476	279,809

Total variable rate loans	592,945	331,716	95,365	1,020,026

Fixed Rate
Commercial, financial and agricultural	325,691	110,825	16,182	452,698
Real estate construction	6,981	5,180	103	12,264
All other loans	311,009	867,700	58,595	1,237,304

Total fixed rate loans	643,681	983,705	74,880	1,702,266

Total loans	$1,236,626	$1,315,421	$170,245	$2,722,292

Reserve for loan losses				(43,494)

Net loans				$2,678,798

Allowance for Loan Losses

This table provides an analysis of the allowance for loan losses for the three years ended December 31, 2003 (in thousands):

	Year Ended December 31
	2003	2002	2001
Allowance—beginning of year	$37,328	$35,637	$31,998
Additions(deductions):
Charge-offs	$(11,337)	$(18,360)	$(16,760)
Recoveries	5,498	3,313	5,654

Net charge-offs	$(5,839)	$(15,047)	$(11,106)

Provision charged to expense	12,005	16,738	14,745

Allowance—end of year	$43,494	$37,328	$35,637

Impaired Loans under SFAS 114

This table provides an analysis of impaired loans for the three years ended December 31, 2003 (in thousands):

	Year Ended December 31
	2003	2002	2001
Total impaired loans as of December 31	$10,725	$8,269	$3,891
Amount of impaired loans which have a related allowance	1,898	1,491	1,426
Amount of related allowance	1,030	1,491	883
Remaining impaired loans with no allowance	8,827	6,778	2,465
Average recorded investment in impaired loans during year	10,290	12,708	7,474

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.   SECURITIES AVAILABLE FOR SALE

This table below provides detailed information for securities available for sale at December 31, 2003 and 2002 (in thousands):

2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$848,687	$3,759	$(204)	$852,242
U.S. Agencies	1,324,259	2,475	(146)	1,326,588
Mortgage-backed	840,277	2,890	(6,597)	836,570
State and political subdivisions	388,971	3,698	(800)	391,869
Federal Reserve Bank stock	7,410	—	—	7,410
Equity and other	1,134	—	—	1,134

Total	$3,410,738	$12,822	$(7,747)	$3,415,813

2002
U.S. Treasury	$1,160,226	$18,842	$(86)	$1,178,982
U.S. Agencies	1,722,060	8,166	(489)	1,729,737
Mortgage-backed	363,293	6,459	(100)	369,652
State and political subdivisions	323,640	5,100	(588)	328,152
Commercial paper	105,735	—	—	105,735
Federal Reserve Bank stock	6,726	—	—	6,726
Equity and other	912	—	—	912

Total	$3,682,592	$38,567	$(1,263)	$3,719,896

The following table presents contractual maturity information for securities available for sale at December 31, 2003 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,594,072	$1,597,882
Due in 1 year through 5 years	920,150	924,991
Due after 5 years through 10 years	41,942	42,113
Due after 10 years	5,753	5,713

Total	$2,561,917	$2,570,699
Mortgage-backed securities	840,277	836,570
Equity securities and other	8,544	8,544

Total securities available for sale	$3,410,738	$3,415,813

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities available for sale with a market value of $2,948,103,000 at December 31, 2003 and $3,100,337,000 at December 31, 2002 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

During 2003, proceeds from the sales of securities available for sale were $51,617,000 compared to $216,717,000 for 2002. Securities transactions resulted in gross realized gains of $824,000 for 2003, $3,334,000 for 2002 and $1,876,000 for 2001. The gross realized losses were $0 for 2003, $176,000 for 2002 and $1,000 for 2001.

The net realized gains on trading securities at December 31, 2003 and 2002 were $113,300 and $73,300 respectively, and were included in trading and investment banking income.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Securities Held to Maturity

The table below provides detailed information of securities held to maturity at December 31, 2003 and 2002 (in thousands):

	December 31
2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
State and political subdivisions	$306,130	$8,578	$(3)	$314,705

2002
State and political subdivisions	$418,673	$15,866	$(21)	$434,518

The following table presents contractual maturity information of securities held to maturity at December 31, 2003 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$128,529	$130,576
Due after 1 year through 5 years	156,384	162,912
Due after 5 years through 10 years	4,966	4,966
Due after 10 years	16,251	16,251

Total securities held to maturity	$306,130	$314,705

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2003 and 2002; however, during 2001 proceeds from sales of securities held to maturity were $116,000.

Securities held to maturity and some municipals available for sale with a market value of $619,025,000 at December 31, 2003 and $658,178,000 at December 31, 2002 were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 (in thousands).

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury obligations and direct obligations of U.S. government agencies	$33,783	$349	$—	$—	$33,783	$349
Federal agency mortgage-backed securities	503,759	6,598	—	—	503,759	6,598
Municipal securities available for sale	134,527	626	11,033	174	145,560	800
Municipal securities held to maturity	1,243	2	1,002	1	2,245	3

Total debt securities	$673,312	$7,575	$12,035	$175	$685,347	$7,750

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $264,737,000 and $106,605,000 at December 31, 2003 and 2002, respectively. Of those balances, $0 in 2003 and $67,433,000 in 2002 were resold under repurchase agreements.

6.  LOANS TO OFFICERS AND DIRECTORS

Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 2003 and 2002, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands)

	Year Ended December 31
	2003	2002
Balance—beginning of year	$114,042	$174,392
New loans	104,956	46,693
Repayments	(86,024)	(107,043)

Balance—end of year	$132,974	$114,042

7.  GOODWILL AND OTHER INTANGIBLES

The effect of the cessation of goodwill amortization, pursuant to SFAS No. 142, is summarized for the three years ended December 31, 2003, 2002 and 2001

	Year Ended December 31
	2003	2002	2001
Reported net income	$58,879	$57,173	$65,230
Goodwill amortization	—	—	5,650

Adjusted net income	$58,879	$57,173	$70,880

Reported basic earnings per share	$2.70	$2.59	$2.95
Goodwill amortization	—	—	0.26

Adjusted basic earnings per share	$2.70	$2.59	$3.21

Changes in the carrying amount of goodwill for the year ended December 31, 2003 by operating segment are as follows (in thousands):

	Retail Banking	Trust and Wealth Management	Investment Services Group	Total
Balances of January 1, 2002	$34,743	$10,479	$7,752	$52,974
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.			1,787	1,787

Balances as of December 31, 2002	$34,743	$10,479	$9,539	$54,761
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	2,667	2,667

Balances as of December 31, 2003	$34,743	$10,479	$12,206	$57,428

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following are the intangible assets that continue to be subject to amortization (in thousands):

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles assets	$16,777	$16,715	$62
Other intangible assets	7,200	1,661	5,539

Total	$23,977	$18,376	$5,601

	As of December 31, 2002
Amortized intangible assets
Core deposit intangibles assets	$16,777	$16,228	$549
Other intangible assets	7,200	930	6,270

Total	$23,977	$17,158	$6,819

	Year Ended December 31
	2003	2002	2001
Aggregate amortization expense	$1,210	$2,034	$1,803

Estimated amortization expense of intangible assets on future years:

For the year ended December 31, 2004	$742
For the year ended December 31, 2005	742
For the year ended December 31, 2006	742
For the year ended December 31, 2007	742
For the year ended December 31, 2008	742

8.   BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2003	2002
Land	$39,500	$39,750
Buildings and leasehold improvements	239,478	233,464
Equipment	228,560	245,886

	507,538	519,100
Accumulated depreciation	(288,257)	(288,422)

Bank premises and equipment, net	$219,281	$230,678

Included in the results for 2001 was a year-end charge of approximately $3.8 million related to the write-off and disposition of certain non-strategic assets, primarily real estate.

Consolidated rental and operating lease expenses were $4,442,000 in 2003, $4,301,000 in 2002 and $5,444,000 in 2001. Consolidated bank premises and equipment depreciation and amortization expenses were

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

$31,212,000 in 2003, $31,583,000 in 2002 and $31,212,000 in 2001. Minimum rental commitments as of December 31, 2003 for all non-cancelable operating leases are: 2004—$4,469,000; 2005—$4,111,000; 2006—$3,201,000; 2007—$2,557,000; 2008—$2,306,000; and thereafter—$10,179,000.

9.   BORROWED FUNDS

The components of the Company’s short-term and long-tem debt are as follows (in thousands):

	December 31
Short-term debt	2003	2002
U. S. Treasury demand notes and other	$70,604	$94,721

Long-term debt
7.30% senior note due 2003	$—	$15,000
Regional Housing Commission Development	—	100
Federal Home Loan Bank 3.80% due 2018	2,495	—
Federal Home Loan Bank 4.53% due 2018	1,719	—
Federal Home Loan Bank 4.75% due 2018	1,531	—
Federal Home Loan Bank 5.97% due 2017	2,236	2,341
Federal Home Loan Bank 5.89% due 2014	3,100	3,295
Federal Home Loan Bank 5.84% due 2009	3,224	3,401
Federal Home Loan Bank 7.13% due 2010	1,234	1,385
Federal Home Loan Bank 7.61% due 2015	741	780

Total long-term debt	$16,280	$26,302

Total borrowed funds	$86,884	$121,023

Aggregate annual repayments of long-term debt at December 31, 2003 are as follows (in thousands):

2004	$1,012
2005	1,075
2006	1,141
2007	1,212
2008	1,288
Thereafter	10,552

Total	$16,280

Long-term debt represents direct, unsecured obligations of the parent company and secured obligation of affiliate banks. The 7.3% senior note was paid February 2003.

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and require a substantial penalty for payoffs prior to the maturity date.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2003 was $1,173,927,000 (with accrued interest payable of $23,000) of that amount there were $0 reverse repurchase agreements (“resell agreements”) as of December 31, 2003. The amount outstanding at December 31, 2002, was

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

$1,209,770,000 (with accrued interest payable of $31,000) of that amount; $67,433,000 represented sales of securities under resell agreements. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2003 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$1,180,190	$1,173,334	0.72%
2 to 30 days	51	50	0.94
31 to 90 days	534	543	1.21

Total	$1,180,775	$1,173,927	0.72%

10.   REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2003, approximately $19,155,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2003, this amount averaged $83,364,000, compared to $55,029,000 in 2002.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2003, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company’s actual ratios at that date were 19.13% and 20.25%, respectively. The Company’s leverage ratio at December 31, 2003, was 10.69%.

As of December 31, 2003, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its largest banks are as follows (in thousands):

	2003
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$745,711	19.13%	$155,898	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	486,703	14.46	134,594	4.00		201,892	6.00
UMB National Bank of America	66,674	36.26	7,354	4.00		11,032	6.00
Total Capital:
UMB Financial Corporation	789,205	20.25	311,796	8.00		N/A	N/A
UMB Bank, n. a.	521,501	15.50	269,189	8.00		336,486	10.00
UMB National Bank of America	68,560	37.29	14,709	8.00		18,386	10.00
Tier 1 Leverage:
UMB Financial Corporation	745,711	10.69	278,936	4.00		N/A	N/A
UMB Bank, n. a.	486,703	8.27	235,524	4.00		294,405	5.00
UMB National Bank of America	66,674	12.13	21,991	4.00		27,489	5.00

	2002
Tier 1 Capital:
UMB Financial Corporation	$717,542	17.98%	$159,667	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	481,501	13.74	140,149	4.00		210,223	6.00
UMB National Bank of America	69,062	38.64	7,148	4.00		10,723	6.00
Total Capital:
UMB Financial Corporation	753,692	18.88	319,335	8.00		N/A	N/A
UMB Bank, n. a.	510,339	14.57	280,298	8.00		350,372	10.00
UMB National Bank of America	70,893	39.67	14,297	8.00		17,871	10.00
Tier 1 Leverage:
UMB Financial Corporation	717,542	10.04	285,860	4.00		N/A	N/A
UMB Bank, n. a.	481,501	7.85	245,434	4.00		306,793	5.00
UMB National Bank of America	69,062	12.93	21,360	4.00		26,700	5.00

11.   EMPLOYEE BENEFITS

The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. Contributions to this plan were $0 in 2003, $3,052,000 in 2002 and 2001. In 1996, the Employee Stock Ownership Plan (“ESOP”) borrowed $17 million to purchase common stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company’s shareholders’ equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company’s ESOP contribution that funded principal repayments and the payment of interest expense were recorded accordingly in the consolidated financial statements. The ESOP loan was fully paid in 2002.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $2,175,000 for 2003, $2,149,100 for 2002 and $2,114,000 for 2001.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the “2002 Plan”), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. All options that are issued under the 2002 plan are in effect for 10 years (except for any option granted to a person holding more than 10% of the Company’s stock, in which case the option is in effect for five years) and cannot be exercised until at least four years 11 months after the date they are granted. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The Board salary and stock option committee is empowered to issue such incentive options under an agreement that accelerates the exercise period for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at exercise prices of no less than 100% of the fair market value of the underlying shares at date of grant. The plan terminates April 17, 2012. The table below discloses the information relating to the options granted in 2003 and 2002 under this plan.

Stock Options Under the 2002 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Granted	82,796	$38.11 to $41.93	$38.24

Outstanding—December 31, 2002	82,796	$38.11 to $41.93	$38.24

Exercisable—December 31, 2002	—	—	—

Granted	86,960	$48.65 to $53.51	$48.76
Canceled	(6,750)	$38.11	$38.11
Exercised	(200)	$38.11	$38.11

Outstanding—December 31, 2003	162,806	$38.11 to $53.51	$43.86

Exercisable—December 31, 2003	—	—	—

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the “1992 plan”), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. Of the options granted prior to 1998, 40% are exercisable two years from the date of the grant and are thereafter exercisable in 20% increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the care of a recipient holding more than 10% of the Company’s stock, 5 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at not less than 100% of fair market value at date of grant. No further options may be granted under the 1992 plan.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity in the 1992 Plan for the three years ended December 31, 2003 is summarized in the table below:

Stock Options Under the 1992 Plan	Number of Shares	Option Price Per Share			Weighted Average Price Per Share
Outstanding—January 1, 2001	255,246	$22.47	to	$47.95	$34.23
Granted	80,106	40.02	to	44.02	40.14
Canceled	(22,016)	22.58	to	43.06	37.22
Exercised	(21,923)	22.55	to	34.91	29.39

Outstanding—December 31, 2001	291,413	$24.01	to	$47.96	$35.98

Exercisable—December 31, 2001	76,747	$22.57	to	$47.96	$32.03

Canceled	(19,443)	24.02	to	47.96	38.68
Exercised	(19,619)	22.58	to	43.59	29.16

Outstanding—December 31, 2002	252,351	$22.57	to	$44.02	$36.30

Exercisable—December 31, 2002	61,635	$22.57	to	$43.69	$33.27

Canceled	(20,147)	24.02	to	47.96	37.10
Exercised	(11,485)	22.58	to	43.59	31.04

Outstanding—December 31, 2003	220,719	$22.57	to	$44.02	$36.53

Exercisable—December 31, 2003	77,289	$22.57	to	$47.96	$35.83

The 1981 Incentive Stock Option Plan (“the 1981 Plan”) was adopted by the Company on October 22, 1981, and amended November 27, 1985, and October, 1989. No further options may be granted under the 1981 Plan. Provisions of the 1981 Plan regarding option price, term and exercisability are generally the same as those described for the 1992 Plan. Activity in the 1981 Plan for the year ended December 31, 2001, is summarized in the following table:

Stock Options Under the 1981 Plan	Number of Shares	Option Price Per Share			Weighted Average Price Per Share
Outstanding—January 1, 2001	5,086	$20.89	to	$20.90	$20.89
Exercised	(5,086)	$20.89	to	$20.90	20.89

Outstanding—December 31, 2001	—

The table below shows the stock options outstanding and exercisable as of December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$22.57 to $22.58	7,030	1 year	$22.58	7,030	$22.58
31.23 to 31.25	10,782	2 year	31.24	10,782	31.24
30.17 to 30.41	14,708	3 year	30.33	14,708	30.33
43.34 to 47.96	18,496	4 year	43.59	18,496	43.59
38.73 to 42.79	26,273	5 year	38.86	26,273	38.86
34.58 to 38.41	34,937	6 year	35.17	—	—
32.60 to 36.20	41,587	7 year	33.13	—	—
40.02 to 44.02	66,906	8 year	40.17	—	—
38.11 to 41.93	75,846	9 year	38.24	—	—
48.65 to 53.51	86,960	10 year	48.76	—	—

	383,525			77,289

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

12.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into four major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Lines of business financial results produced by the Company’s internal management accounting system are evaluated regularly in deciding how to allocate resources and access performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each line of business using methodologies which are refined on an ongoing basis. The Business Segments were redefined at the end of 2002, adding the Investment Services Group (described below) in the place of the Investment Banking segment used in previous Business Segment reporting. With the acquisition of Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.), revenues resulting from mutual fund back office activities have created a need to recognize the Investment Services Group as a line of business. The Investment Banking segment shown in previous reports on Business Segments consists primarily of the Company’s investment portfolio, and is now allocated to the Business Segments shown below. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2003. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines.

The Company utilizes a funds transfer pricing model to neutralize the interest rate risk affecting the financial results of the business segments on a stand alone basis. This model records cost of funds or credit for funds using matched maturity funding for certain assets and liabilities, or a blended rate based on various maturities for the remaining assets and liabilities. The allowance for loan losses is allocated using specifically identified reserves assigned to loans where available, with general reserves assigned to the remaining loan portfolio based on historical losses, economic outlook and other factors. The related loan loss provision is assigned based on the amount necessary to maintain reserves adequate for each line of business. Noninterest income and noninterest expense directly attributable to a line of business is assigned to that line of business. Direct expenses incurred by areas whose services support the overall Company are allocated to the Business Segments based on standard unit costs applied to actual volume measurements. Administrative expenses are allocated based on the estimated time expended for each segment. Any remaining expenses such as corporate overhead are assigned based on the ratio of an individual business segment’s noninterest expense to total noninterest expense incurred by all business lines. Virtually all interest rate risk is assigned to the Treasury and Other business segment which is the offset to the funds transfer pricing charges and credits assigned to each business segment.

The following summaries provide information about the activities of each line of business. A discussion of the financial results and the factors impacting 2003 performance can be found in the “Strategic Lines of Business” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation pages 18 and 19 of this report.

Commercial Banking serves medium and small businesses, corporate businesses and governmental entities by offering various products and services, including commercial loans and lines of credit, deposits, cash management, capital market products, international trade finance, letters of credit, foreign exchange management services, bond sales and loan syndication services.

Retail Banking delivers a full range of products and services through the Company’s affiliate bank and branch network. Retail Banking is a major provider of funds for the Company. This line of business offers a variety of consumer products, including deposit accounts, installment loans, credit cards, home equity lines of credit, residential mortgages, and brokerage and insurance services for individuals.

Trust and Wealth Management provides estate planning, trust, employee benefit and asset management services to individuals and corporate customers. The private client services division offers full trust and personal

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

banking services to high net worth individuals. The Company’s proprietary funds, Scout Funds, are also included in this segment.

Investment Services Group provides a full range of mutual fund services, including fund administration and accounting, transfer agency, distribution services, marketing, shareholder communications, custody and cash management.

Treasury and Other includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines.

Business Segment Information

Line of business/segment financial results were as follows (in thousands):

	Year Ended December 31
	Commercial Banking			Retail Banking
	2003	2002	2001	2003	2002	2001
	(dollars in thousands)
Net interest income	$100,668	$111,215	$125,704	$86,700	$94,302	$97,166
Provision for loan losses	4,784	8,164	5,656	7,221	8,574	9,089
Noninterest income	78,668	67,469	60,952	58,034	63,706	65,785
Depreciation and amortization	7,392	7,416	10,402	16,481	17,789	19,622
Noninterest expense	113,804	111,538	106,492	124,324	128,050	122,610
Net income (loss)	53,356	51,566	64,106	(3,292)	3,595	11,630
Average Assets	4,781,637	5,176,476	4,744,216	2,275,560	2,307,817	2,471,107
Expenditures for additions to premises and equipment	4,911	6,606	3,193	8,143	10,737	23,704

	Trust and Wealth Management			Investment Services Group
	2003	2002	2001	2003	2002	2001
	(dollars in thousands)
Net interest income	$2,057	$3,546	$6,174	$7,604	$8,838	$10,504
Provision for loan losses	—	—	—	—	—	—
Noninterest income	70,192	67,203	64,535	30,582	33,347	29,511
Depreciation and amortization	5,539	5,529	6,017	3,010	2,883	2,624
Noninterest expense	58,053	60,854	61,459	25,934	26,597	25,548
Net income (loss)	8,657	4,366	3,233	9,242	12,705	11,843
Average Assets	40,512	44,152	44,620	52,279	60,620	106,501
Expenditures for additions to premises and equipment	3,777	3,880	1,723	3,250	2,513	3,383

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Treasury and Other			Total Consolidated Company
	2003	2002	2001	2003	2002	2001
	(dollars in thousands)
Net interest income	$49	$130	$181	$197,078	$218,031	$239,729
Provision for loan losses	—	—	—	12,005	16,738	14,745
Noninterest income	8,092	481	2,740	245,568	232,206	223,523
Depreciation and amortization	—	—	—	32,422	33,617	38,665
Noninterest expense	117	293	14,599	322,232	327,332	330,708
Minority interest in loss of consolidated subsidiary	—	—	11,800	—	—	11,800
Net income (loss)	(9,084)	(15,059)	(25,582)	58,879	57,173	65,230
Average Assets	—	—	—	7,149,988	7,589,065	7,366,444
Expenditures for additions to premises and equipment	—	—	—	20,081	23,736	32,003

13.  COMMON STOCK

The following table summarizes the share transactions for the three years ended December 31, 2003:

	Shares Issued	Shares in Treasury
Balance January 1, 2001	26,472,039	(5,188,807)
Stock Dividend (5%)	1,056,326	—
Purchase of Treasury Stock	—	(164,722)
Issued for stock options	—	26,612

Balance December 31, 2001	27,528,365	(5,326,917)
Purchase of Treasury Stock	—	(238,758)
Sale of Treasury Stock	—	660
Issued for stock options	—	19,619

Balance December 31, 2002	27,528,365	(5,545,396)
Purchase of Treasury Stock	—	(301,293)
Sale of Treasury Stock	—	717
Issued for stock options	—	11,685

Balance December 31, 2003	27,528,365	(5,834,287)

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

	For the Years Ended December 31
	2003	2002	2001
Weighted average basic common shares outstanding	21,783,354	22,064,508	22,145,787
Stock options	46,239	33,555	28,420

Weighted average diluted common shares outstanding	21,829,593	22,098,063	22,174,207

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, commercial letters of credit, and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These conditions generally include, but are not limited to, each customer being current as to repayment terms of existing loans and no deterioration in the customer’s financial condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The interest rate is generally a variable rate. If the commitment has a fixed interest rate, the rate is generally not set until such time as credit is extended. For credit card customers, the Company has the right to change or terminate terms or conditions of the credit card account at any time. Since a large portion of the commitments and unused credit card lines are never actually drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended.

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2003 and 2002 were $171.3 million and $187.3 million, respectively. As of December 31, 2003 and 2002, standby letters of credit totaling $29.3 million and $39.7 million, respectively were with related parties to the Company.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $39.5 million and $43.3 million during the years ended December 31, 2003 and 2002, respectively. Net futures activity resulted in losses of $0.8 million for 2003, $3.3 million for 2002 and $2.5 million for 2001. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2003, contracts to purchase and to sell foreign currency averaged approximately $11.3 million compared to $51.3 million during 2002. The net gains on these foreign exchange contracts for 2003, 2002 and 2001 were $1.7 million, $1.3 million and $1.6 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2003, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

	Contract or Notional Amount December 31
	2003	2002
	(in thousands)
Commitments to extend credit for loans (excluding credit card loans)	$796,737	$644,497
Commitments to extend credit under credit card loans	891,493	848,256
Commercial letters of credit	7,341	6,148
Standby letters of credit	171,293	187,268
Futures contracts	38,300	36,514
Forward foreign exchange contracts	8,033	13,109

15.  ACQUISITIONS

On November 22, 1999 the Company acquired Charter National Bank, Oklahoma City, Oklahoma for $10 million. The acquisition was funded with existing working capital. The acquisition of this $51.2 million bank was recorded as a purchase. The acquisition was not deemed to be material in relation to the consolidated results of the Company. Income of the Company does not include income of the acquired company prior to the effective date of acquisition. In March 2000, this bank was merged into the Company’s principle affiliate bank.

On March 7, 2001, the Company acquired certain corporate trust business located in St. Louis, Missouri from State Street Corporation for $18.3 million. On April 19, 2001, the Company acquired Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.) located in Milwaukee, Wisconsin. The purchase price of Sunstone is directly connected to gross revenue targets. The Company paid an initial amount of $8.0 million on April 19, 2001, subsequently, the Company has made a $1.7 million payment in 2002, and a $2.7 million payment in 2003, and will make subsequent annual payments, depending on gross revenue achieved through 2006. Both of these acquisitions were recorded as purchases and were funded with existing working capital.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

16.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 22.5% in 2003, 21.2% in 2002 and 28.3% in 2001. These percentages are computed by dividing total income tax by income before income tax. Income tax expense includes the following components (in thousands):

	Year Ended December 31
	2003	2002	2001
Federal:
Current	$20,843	$16,699	$23,208
Deferred	(4,777)	(2,302)	1,470

Total federal tax provision	$16,066	$14,397	$24,678
State:
Current	$1,705	$1,105	$722
Deferred	(663)	(125)	304

Total state tax provision	$1,042	$980	$1,026

Income tax expense	$17,108	$15,377	$25,704

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to pretax income is as follows (in thousands):

	Year Ended December 31
	2003	2002	2001
Provision at statutory rate	$26,595	$25,393	$31,827
Tax-exempt interest income	(9,052)	(9,750)	(10,330)
Disallowed interest expense	308	448	1,222
State and local income taxes, net of federal tax benefits	677	637	667
Amortization of goodwill and other intangible assets	—	—	2,008
Reduction of estimated income tax accruals	(1,804)	(1,783)	—
Other	384	432	310

Income tax expense	$17,108	$15,377	$25,704

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities.

The Company has various state net operating losses in the aggregate amount of $21.2 million and $21.8 million for 2003 and 2002, respectively. A portion of these net operating losses expire each year through 2023. The Company has a full valuation allowance to offset these amounts because management does not believe it is more likely than not such state net operating losses will be utilized.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Deferred tax assets:
Allowance for loan losses	$16,043	$13,980	$13,362
Miscellaneous	2,623	1,803	1,888

Total deferred tax assets	$18,666	$15,783	$15,250

Deferred tax liabilities:
Net unrealized gain on securities available for sale	$(1,892)	$(13,627)	$(12,814)
Asset revaluations on purchased banks	(1,931)	(2,352)	(2,937)
Fixed Assets	(11,796)	(14,260)	(16,044)
Miscellaneous	(3,389)	(3,061)	(2,586)

Total deferred tax liabilities	$(19,008)	$(33,300)	$(34,381)

Net deferred tax liability	$(342)	$(17,517)	$(19,131)

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

Deposit Liabilities    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2003 and 2002. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Short-Term Debt    The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows (in millions)

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$925.7	$925.7	$809.5	$809.5
Securities available for sale	3,415.8	3,415.8	3,719.9	3,719.9
Securities held to maturity	306.1	314.7	402.4	418.3
Trading securities	60.8	60.8	73.3	73.3
Loans (exclusive of allowance for loan losses)	2,722.2	2,722.1	2,673.8	2,647.6

FINANCIAL LIABILITIES
Demand and savings deposits	$4,549.9	$4,546.9	$4,545.3	$4,545.3
Time deposits	1,085.8	1,093.4	1,301.7	1,324.7
Federal funds and repurchase agreements	1,173.9	1,173.9	1,209.8	1,209.8
Short-term debt	70.6	70.6	94.7	94.7
Long-term debt	16.3	16.3	26.3	26.6

OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans	$1,688.2	$3.0	$1,492.8	$3.2
Commercial letter of credit	7.4	0.4	6.1	0.4
Standby letters of credit	171.3	0.3	187.3	1.1

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

18.  PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS

		December 31
		2003	2002
		(in thousands)
ASSETS:
Investment in subsidiaries:
Banks		$643,411	$663,913
Non-banks		46,083	45,810

Total investment in subsidiaries		689,494	709,723
Goodwill on purchased affiliates		5,011	5,011
Other intangibles		62	74
Cash		27,758	55,668
Securities available for sale and other		96,297	54,065

Total Assets		$818,622	$824,541

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Dividends payable		$4,556	$4,397
Long-term debt		—	15,000
Accrued expenses and other		2,143	2,344

Total		6,699	21,741
Shareholders’ equity		811,923	802,800

Total liabilities and shareholders’ equity		$818,622	$824,541

STATEMENTS OF INCOME

	Year Ended December 31
	2003	2002	2001
	(in thousands)
INCOME:
Dividends and income received from affiliate banks	$64,228	$44,221	$66,293
Service fees from subsidiaries	10,058	8,464	11,454
Net security gains (losses)	—	(95)	21
Other	1,765	1,266	552

Total income	76,051	53,856	78,320

EXPENSE:
Salaries and employee benefits	6,604	6,183	5,143
Interest on long-term debt	210	1,215	1,388
Services from affiliate banks	652	652	652
Other	9,904	8,831	12,434

Total expense	17,370	16,881	19,617

Income before income taxes and equity in undistributed earnings of subsidiaries	58,681	36,975	58,703
Income tax benefit	(1,949)	(2,442)	(2,054)

Income before equity in undistributed earnings of subsidiaries	60,630	39,417	60,757
Equity in undistributed earnings of subsidiaries:
Banks	(221)	15,198	4,128
Non-Banks	(1,530)	2,558	345

Net income	$58,879	$57,173	$65,230

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

18.   PARENT COMPANY ONLY FINANCIAL INFORMATION (Continued)

        UMB FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(in thousands)
OPERATING ACTIVITIES
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net income	$58,879	$57,173	$65,230
Equity in earnings of subsidiaries	(62,249)	(61,756)	(70,473)
(Gains) losses from sales of securities available for sale	—	95	(21)
Earned ESOP shares	—	2,491	2,500
Other	8,001	(5,393)	(2,619)

Net cash provided by (used in) operating activities	4,631	(7,390)	(5,383)

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	568	24
Proceeds from maturities of securities available for sale	38,000	18,750	42,836
Purchases of securities available for sale	(90,183)	(44,813)	(29,590)
Refund of capital investment from closed subsidiary	4,880	—	—
Net capital investment in subsidiaries	(6,684)	(1,823)	(7,932)
Dividends received from subsidiaries	64,000	44,000	66,000
Repayment of loan advances from subsidiary	2,075	—	—
Net capital expenditures for premises and equipment	(368)	(1,700)	(18)

Net cash provided by investing activities	11,720	14,982	71,320

FINANCING ACTIVITIES:
Repayments of long-term debt	(15,000)	(3,002)	(2,888)
Cash dividends paid	(17,618)	(17,658)	(17,000)
Net purchase of treasury stock	(11,643)	(8,935)	(5,837)

Net cash used in financing activities	(44,261)	(29,595)	(25,725)

Net increase (decrease) in cash	(27,910)	(22,003)	40,212

Cash at beginning of year	55,668	77,671	37,459

Cash at end of year	$27,758	$55,668	$77,671

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

19.   SUMMARY OF OPERATING RESULTS BY QUARTER (in thousands except per share data)

(unaudited) 2003	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
Interest income	$63,993	$60,413	$58,735	$56,621
Interest expense	13,256	11,053	9,160	9,215

Net interest income	$50,737	$49,360	$49,575	$47,406
Provision for loan losses	3,973	3,040	2,867	2,125
Noninterest income	58,748	59,406	59,454	67,960
Noninterest expense	86,351	87,998	91,641	88,664
Income tax provision	4,654	4,252	1,288	6,914

Net income	$14,507	$13,476	$13,233	$17,663

2002	March 31	June 30	Sept. 30	Dec. 31
Interest income	$80,225	$76,069	$70,842	$67,347
Interest expense	22,579	20,199	18,352	15,322

Net interest income	$57,646	$55,870	$52,490	$52,025
Provision for loan losses	3,106	3,440	3,949	6,243
Noninterest income	62,092	56,208	57,588	56,318
Noninterest expense	89,660	90,292	91,600	89,397
Income tax provision	7,394	4,384	3,044	555

Net income	$19,578	$13,962	$11,485	$12,148

Per Share	Three Months Ended
2003	March 31	June 30	Sept. 30	Dec. 31
Net income—basic	$0.66	$0.62	$0.61	$0.81
Net income—diluted	0.66	0.62	0.61	0.81
Dividend	0.20	0.20	0.20	0.21
Book value	36.75	37.08	37.19	37.43
Market price:
High	40.48	43.61	49.40	51.49
Low	36.25	36.75	43.04	47.54
Close	36.67	42.46	47.17	47.54

Per Share
2002	March 31	June 30	Sept. 30	Dec. 31
Net income—basic	$0.89	$0.63	$0.52	$0.55
Net income—diluted	0.88	0.63	0.52	0.55
Dividend	0.20	0.20	0.20	0.20
Book value	34.92	35.83	36.27	36.52
Market price:
High	43.74	50.95	48.59	40.64
Low	38.86	42.66	37.28	36.20
Close	42.88	46.87	39.04	38.26

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and the Board Directors of UMB Financial Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Summary of Significant Accounting Policies Note, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Deloitte & Touche LLP

Kansas City, Missouri

March 5, 2004

This Page Left Blank Intentionally

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions)

	2003			2002
	Average Balance	Interest Income/ Expense (1)	Rate Earned / Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
	(unaudited)
ASSETS
Loans, net of unearned interest (FTE) (2)	$2,588.8	$141.5	5.46%	$2,632.9	$161.3	6.13%
Securities:
Taxable	$2,771.9	$70.9	2.56%	$3,146.0	$100.9	3.21%
Tax-exempt (FTE)	735.9	38.5	5.24	686.5	40.6	5.91

Total securities	$3,507.8	$109.4	3.12	$3,832.5	$141.5	3.69
Federal funds sold and resell agreements	146.5	1.7	1.16	185.7	3.1	1.69
Other earning assets (FTE)	51.2	1.5	2.99	67.0	2.7	4.06

Total earning assets (FTE)	$6,294.3	$254.1	4.04	$6,718.1	$308.6	4.59
Allowance for loan losses	(40.8)			(37.2)
Cash and due from banks	511.8			497.1
Other assets	384.7			411.1

Total assets	7,150.0			7,589.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$2,460.4	$9.1	0.37%	$2,624.8	$20.7	0.79%
Time deposits under $100,000	779.5	19.8	2.54	892.2	31.8	3.56
Time deposits of $100,000 or more	252.1	4.3	1.72	287.7	6.9	2.40

Total interest bearing deposits	$3,492.0	$33.2	0.95%	$3,804.7	$59.4	1.56%
Short-term borrowings	23.8	0.2	0.84	61.1	0.9	1.44
Long-term debt	17.4	1.1	6.17	27.5	1.9	6.82
Federal funds purchased and repurchase agreements	950.6	8.2	0.87	1,107.8	14.2	1.29

Total interest bearing liabilities	$4,483.8	$42.7	0.95%	$5,001.1	$76.4	1.53%
Non-interest bearing demand deposits	1,788.0			1,723.1
Other	69.7			70.7

Total	6,341.5			6,794.9

Total shareholders’ equity	808.5			794.2

Total liabilities and shareholders’ equity	$7,150.0			$7,589.1

Net interest income (FTE)		$211.4			$232.2
Net interest spread			3.09%			3.06%
Net interest margin			3.36			3.46

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2)	Loan fees and income from loans on nonaccrual status are included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2001			2000			1999
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance Five-Year Compound Growth Rate

$ 2,929.1	$226.7	7.74%	$3,004.8	$256.3	8.53%	$2,616.0	$212.8	8.14%	(0.40)%

$ 2,480.7	$119.6	4.82	$2,105.7	$123.8	5.88	$2,820.0	$154.3	5.47	2.51
664.5	40.8	6.14	736.2	46.8	6.36	733.8	45.9	6.25	5.73

$ 3,145.2	$160.4	5.10	$2,841.9	$170.6	6.00	$3,533.8	$200.2	5.63	3.14
195.8	7.6	3.89	229.1	15.2	6.63	120.4	6.0	4.84	(8.15)
70.4	3.8	5.36	74.6	4.7	6.19	66.3	3.9	5.68	(6.67)

$ 6,340.5	$398.5	6.28	$6,150.4	$446.8	7.26	$6,356.5	$422.9	6.65	1.16
(34.3)			(31.6)			(32.9)			4.21
617.1			720.3			691.6			(6.69)
440.2			450.0			424.2			0.02

7,363.5			7,289.1			7,439.4			0.38%

$ 2,527.5	$54.1	2.14%	$2,270.5	$71.2	3.14%	$2,281.5	$61.0	2.67%	1.71%
823.4	40.7	4.95	824.3	42.4	5.14	860.5	40.4	4.69	(2.30)
283.6	13.1	4.62	347.9	19.0	5.45	457.5	21.5	4.70	(12.10)

$ 3,634.5	$107.9	2.97	$3,442.7	$132.6	3.85	$3,599.5	$122.9	3.41	(0.70)
91.5	3.1	3.36	43.0	2.7	6.35	3.8	0.1	4.57	102.44
28.8	1.9	6.80	29.6	2.0	6.91	40.2	2.8	6.91	(16.40)

973.1	32.2	3.26	1,051.2	59.1	5.62	1,285.2	57.5	4.47	0.64

$ 4,727.9	$145.1	3.07	$4,566.5	$196.4	4.30	$4,928.7	$181.3	3.72	(0.42)
1,775.7			1,922.0			1,748.9			0.99
111.2			124.4			104.5			(3.89)

6,614.8			6,612.9			6,782.1			(0.08)

748.7			676.2			657.3			4.46

$ 7,363.5			$7,289.1			$7,439.4			0.38%

	$253.5			$250.4			$239.6
		3.21%			2.96%			2.93%
		4.00			4.07			3.77

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is included in the Company’s 2004 Proxy Statement under the captions “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this report on pages 6 and 7 under the caption “Executive Officers.”

We have adopted a code of ethics that applies to all directors, officers, and employees including our chief executive officer, chief financial officer and chief accounting officer. You can find our code of ethics on our website by going to the following address: www.umb.com/investor. We will post any amendments to the code of ethics, as well as any waivers that are required to be disclosed, under the rules of either the SEC or NASDAQ.

ITEM 11.  EXECUTIVE COMPENSATION

This information is included in the Company’s 2004 Proxy Statement under the captions “Executive Compensation,” “Report of the Officers Salary and Stock Option Committee on Executive Compensation,” “Director Compensation,” “Salary Committee Interlocks and Insider Participation,” and “Performance Graph” and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

This information is included in the Company’s 2004 Proxy Statement under the caption “Principal Shareholders” and is hereby incorporated by reference.

Security Ownership of Management

This information is included in the Company’s 2004 Proxy Statement under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers” and is hereby incorporated by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
1992 Incentive Stock Option Plan	220,719	$36.53	None
2002 Incentive Stock Option Plan	162,806	48.86	830,244
Equity compensation plans not approved by security holders	None	None	None

Total	383,525	$41.76	830,244

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included in the Company’s 2004 Proxy Statement under the caption “Certain Transactions” and is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is included in the Company’s 2004 Proxy Statement under the caption “Independent Auditor’s Fees” and is hereby incorporated by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Three Years Ended December 31, 2003

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2003

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2003

Notes to Financial Statements

Independent Auditors’ Report

Condensed financial statements for the parent company only may be found in item 8 above. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

Reports on Form 8-K

i	October 16, 2003 the Company issued a press release of third quarter earnings for the third quarter ended September 30, 2003 and the year to date September 30, 2003.

ii	November 7, 2003 the Company sent a notice to its directors and officers informing them of a blackout period, which will temporarily prevent participants in the UMB Financial Corporation Profit Sharing and 401(k) Savings Plan and the Employee Stock Ownership Plan from engaging in transactions in the Company’s common stock in their plan accounts.

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K

3.1	Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2, 2003, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 12, 2003.

3.2	Bylaws, dated January 29, 2004.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. * The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan incorporated by reference to Exhibit 4.4 to Form S-8 Registration Statement filed on December 20, 2002.

10.3	Indenture between United Missouri Bancshares, Inc., Issuer and NBD Bank, N.A., Trustee, incorporated by reference to Exhibit 4a to Form S-3 Registration Statement filed on December 4, 1992.

10.4	Stock Purchase Agreement by and among UMB Financial Corporation and the Stockholders of Sunstone Financial Group, Inc. dated April 3, 2001 and incorporated by reference to Exhibit 10.4 to Company’s Form 10-K filed on March 12, 2003.

10.5	Modification Agreement dated June 26, 2002 between UMB Financial Corporation and Miriam M. Allison and incorporated by reference to Exhibit 10.5 to Company’s Form 10-K filed on March 12, 2003.

10.6	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*	Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION

/S/ R. CROSBY KEMPER III
R. Crosby Kemper III Chairman of the Board

/S/ DANIEL C. STEVENS
Daniel C. Stevens, Chief Financial Officer

/S/ PATRICK J. DERPINGHAUS
Patrick J. Derpinghaus Senior Vice President and Controller (Chief Accounting Officer)

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Miriam M. Allison	Director

PAUL D. BARTLETT, JR. Paul D. Bartlett, Jr.	Director

THOMAS E. BEAL Thomas E. Beal	Director

H. Alan Bell	Director

WILLIAM L. BISHOP William L. Bishop	Director

DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director

CYNTHIA J. BRINKLEY Cynthia J. Brinkley	Director

NEWTON A. CAMPBELL Newton A. Campbell	Director

Vincent J. Ciavardini	Director, Vice Chairman

TERRENCE P. DUNN Terrence P. Dunn	Director

WILLIAM TERRY FULDNER William Terry Fuldner	Director

PETER J. GENOVESE Peter J. Genovese	Director, Vice Chairman

GREGORY M. GRAVES Gregory M. Graves	Director

Royce M. Hammons	Director

Richard Harvey	Director

CHRIS N. HOFFMAN III Chris N. Hoffman III	Director

R. Crosby Kemper	Director, Senior Chairman of the Board

ALEXANDER C. KEMPER Alexander C. Kemper	Director

Mariner Kemper	Director, Vice Chairman

Tom J. McDaniel	Director

William J. McKenna	Director

JOHN H. MIZE, JR. John H. Mize, Jr.	Director

Mary Lynn Oliver	Director

Douglas F. Page	Director

ROBERT W. PLASTER Robert W. Plaster	Director

KRIS A. ROBBINS Kris A. Robbins	Director

ALAN W. ROLLEY Alan W. Rolley	Director

Thomas D. Sanders	Director

James A. Sangster	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director

PAUL UHLMANN III Paul Uhlmann III	Director

E. Jack Webster, Jr.	Director

JON M. WEFALD Jon M. Wefald	Director

J. Lyle Wells, Jr.	Director

THOMAS J. WOOD III Thomas J. Wood III	Director

*/S/ R. CROSBY KEMPER III R. Crosby Kemper III Attorney-in-Fact for each director	Director, Chairman of the Board

Date: March 11, 2004