Form 10-Q
period 2004-03-31
UMB FINANCIAL CORP
filed 2004-05-07
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-4887

UMB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri	43-0903811
(State or other jurisdiction of Incorporation or organization)	(I.R.S. – Employer Identification Number)

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

As of April 30, 2004, UMB Financial Corporation had 21,673,619 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	March 31,		December 31, 2003
	2004	2003
ASSETS
Loans:
Commercial, financial and agricultural	$1,120,242	$1,144,474	$1,186,660
Real estate construction	25,052	13,123	18,519
Consumer	920,276	797,586	928,492
Real estate	601,912	558,849	581,154
Leases	6,563	7,941	7,467
Allowance for loan losses	(44,142)	(39,548)	(43,494)

Net loans	2,629,903	2,482,425	2,678,798
Securities available for sale:
U.S. Treasury and agencies	1,609,111	2,256,937	2,178,830
State and political subdivisions	370,209	345,296	391,869
Mortgage backed	902,803	556,390	836,570
Commercial paper	—	167,048	—

Total securities available for sale	2,882,123	3,325,671	3,407,269
Securities held to maturity:
State and political subdivisions (market value of $312,915, $406,848 and $314,705, respectively)	278,341	392,306	306,130
Federal Reserve Bank stock and other	8,621	7,703	8,544

Total securities held to maturity	286,962	400,009	314,674
Federal funds sold	—	50,000	11,978
Securities purchased under agreements to resell	196,902	45,672	264,737
Interest bearing due from banks	1,834	1,834	1,834
Trading securities and other	92,731	58,686	60,780

Total earning assets	6,090,455	6,364,297	6,740,070
Cash and due from banks	419,257	592,682	647,150
Bank premises and equipment, net	218,422	228,590	219,281
Accrued income	39,563	52,028	40,428
Goodwill on purchased affiliates	57,428	54,761	57,428
Other intangibles	5,415	6,324	5,601
Other assets	30,725	43,445	39,023

Total assets	$6,861,265	$7,342,127	$7,748,981

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,917,646	$1,866,370	$2,098,122
Interest-bearing demand and savings	2,164,563	2,558,589	2,451,743
Time deposits under $100,000	691,762	806,621	714,225
Time deposits of $100,000 or more	187,136	243,130	371,597

Total deposits	4,961,107	5,474,710	5,635,687
Federal funds purchased and repurchase agreements	959,454	954,991	1,173,927
Short-term debt	33,289	18,991	70,604
Long-term debt	18,666	12,777	16,280
Accrued expenses and taxes	32,001	45,098	28,148
Other liabilities	32,824	35,719	12,412

Total liabilities	6,037,341	6,542,286	6,937,058

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares, 27,528,365, 27,528,365 and 27,528,365 issued, 21,673,446, 21,765,436 and 21,694,078 shares outstanding, respectively.	27,528	27,528	27,528
Capital surplus	726,406	726,366	726,405
Retained earnings	287,760	250,439	281,556
Accumulated other comprehensive income	10,037	18,693	3,183
Treasury stock, 5,854,919, 5,762,929 and 5,834,287 shares, at cost, respectively	(227,807)	(223,185)	(226,749)

Total shareholders’ equity	823,924	799,841	811,923

Total liabilities and shareholders’ equity	$6,861,265	$7,342,127	$7,748,981

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Loans	$32,737	$35,196
Securities:
Taxable interest	15,137	21,441
Tax-exempt interest	4,995	6,478

Total securities income	20,132	27,919
Federal funds and resell agreements	896	417
Trading securities and other	467	461

Total interest income	54,232	63,993

INTEREST EXPENSE
Deposits	6,400	10,069
Federal funds and repurchase agreements	2,372	2,746
Short-term debt	49	48
Long-term debt	242	393

Total interest expense	9,063	13,256

Net interest income	45,169	50,737
Provision for loan losses	1,802	3,973

Net interest income after provision for loan losses	43,367	46,764

NONINTEREST INCOME
Trust and securities processing	19,114	21,120
Trading and investment banking	5,087	6,032
Service charges on deposits	18,812	17,752
Insurance and brokerage	3,479	3,218
Bankcard fees	7,475	7,517
Gain on sales of securities available for sale, net	141	—
Other	6,782	3,109

Total noninterest income	60,890	58,748

NONINTEREST EXPENSE
Salaries and employee benefits	48,747	49,894
Occupancy, net	6,353	5,852
Equipment	10,764	10,270
Supplies, postage and telephone	5,574	5,892
Marketing and business development	3,508	3,344
Processing fees	5,249	4,556
Legal and consulting	2,248	1,406
Amortization of other intangibles	186	495
Other	7,691	4,642

Total noninterest expense	90,320	86,351

Income before income taxes	13,937	19,161
Income tax provision	3,179	4,654

NET INCOME	$10,758	$14,507

PER SHARE DATA
Net income - basic	$0.50	$0.66
Net income - diluted	0.49	0.66
Dividends	0.21	0.20
Weighted average shares outstanding	21,686,928	21,919,285

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - January 1, 2003	$27,528	$726,368	$240,295	$23,678	$(215,069)	$802,800
Net income	—	—	14,507	—	—	14,507
Comprehensive income, change in unrealized gain on securities of $7,789, net of tax $2,804	—	—	—	(4,985)	—	(4,985)

Total comprehensive income						9,522
Cash dividends ($0.20 per share)	—	—	(4,363)	—	—	(4,363)
Purchase of treasury stock	—	—	—	—	(8,144)	(8,144)
Sale of treasury stock	—	—	—	—	8	8
Exercise of stock options	—	(2)	—	—	20	18

Balance - March 31, 2003	$27,528	$726,366	$250,439	$18,693	$(223,185)	$799,841

Balance - January 1, 2004	$27,528	$726,405	$281,556	$3,183	$(226,749)	$811,923
Net income	—	—	10,758	—	—	10,758
Comprehensive income, change in unrealized gain on securities of $10,932, net of tax $3,988 and the reclassification adjustment for gains included in net income of $141 net of tax $51	—	—	—	6,854	—	6,854

Total comprehensive income						17,612
Cash dividends ($0.21 per share)	—	—	(4,554)	—	—	(4,554)
Purchase of treasury stock	—	—	—	—	(1,101)	(1,101)
Sale of treasury stock	—	—	—	—	3	3
Exercise of stock options	—	1	—	—	40	41

Balance - March 31, 2004	$27,528	$726,406	$287,760	$10,037	$(227,807)	$823,924

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net Income	$10,758	$14,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,802	3,973
Depreciation and amortization	7,835	7,981
Deferred income taxes	(2,928)	2,212
Net decrease/(increase) in trading securities and other earning assets	(31,951)	12,788
Gains on sales of securities available for sale	141	—
Amortization of securities premiums, net of discount accretion	7,421	4,376
Changes in:
Accrued income	865	6,233
Accrued expenses and taxes	2,842	242
Other assets and liabilities, net	18,719	22,238

Net cash provided by operating activities	$15,504	$74,550

Investing Activities
Proceeds from maturities of securities held to maturity	$27,600	$25,599
Proceeds from sales of securities available for sale	10,977	—
Proceeds from maturities of securities available for sale	2,668,779	3,583,549
Purchases of securities held to maturity	(189)	(65)
Purchases of securities available for sale	(2,151,080)	(3,208,787)
Net decrease in loans	47,093	134,203
Net decrease in fed funds and resell agreements	79,813	22,159
Purchases of bank premises and equipment	(6,790)	(5,396)
Net change in unsettled securities transactions	9,993	3,842
Proceeds from sales of bank premises and equipment	—	77

Net cash provided by investing activities	$686,196	$555,181

Financing Activities
Net decrease in demand and savings deposits	$(467,656)	$(120,318)
Net decrease in time deposits	(206,924)	(251,919)
Net decrease in fed funds/ repurchase agreements	(214,473)	(254,779)
Net decrease in short-term debt	(37,315)	(75,730)
Proceeds from long-term debt	2,650	1,650
Repayment of long-term debt	(264)	(15,175)
Cash dividends	(4,554)	(4,363)
Proceeds from exercise of stock options and sales of treasury shares	44	26
Purchases of treasury stock	(1,101)	(8,144)

Net cash used in financing activities	$(929,593)	$(728,752)

Decrease in cash and due from banks	$(227,893)	$(99,021)
Cash and due from banks at beginning of period	647,150	691,703

Cash and due from banks at end of period	$419,257	$592,682

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

1. Financial Statement Presentation

The consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s 2003 Annual Report on Form 10-K.

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

The adequacy of the allowance for loan losses is based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, determination of the existence and realizable value of the collateral and guarantees securing such loans. The actual losses, notwithstanding such considerations, however, could differ significantly from the amounts estimated by management.

Securities. Debt securities available for sale by the Company principally include U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earning and reported in accumulated other comprehensive income until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

Securities held to maturity are carried at amortized historical cost based on management’s intentions and the Company’s ability to hold them to maturity. Certain significant unforeseeable changes in circumstances may change the Company’s intent to hold these securities to maturity. For example, such changes may include deterioration in the issuer’s credit-worthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

Trading securities, generally acquired for subsequent sale to customers are carried at market value. Market adjustments fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income. Interest income on trading securities is included in income from earning assets.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, as required for goodwill and indefinite-lived intangible assets resulting from business combinations. The new rules require that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are tested at least annually for impairment. Prior to January 1, 2002, goodwill and other intangibles were amortized using the straight-line method over periods up to 40 years. As a result of the adoption of SFAS No. 142, the Company has segregated goodwill acquired from prior acquisitions into the separate line items of goodwill and other intangibles in the accompanying consolidated balance sheets. Goodwill is no longer amortized but is tested for impairment annually. Effective January 1, 2002, the Company performed the transitional impairment test of goodwill in accordance with SFAS No. 142, which resulted in no impairment charge. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment test performed on that date in 2003 and 2002, no impairment charge was recorded. Other intangible assets are amortized over a period of 10 years.

Per Share Data. Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year to date per share data includes the diluted effect of 73,351 and 19,564 shares issueable under options granted by the Company at March 31, 2004 and 2003, respectively.

Accounting for Stock-Based Compensation. Stock-based compensation is recognized using the intrinsic value method for accounting purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plan. The table below in accordance with SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment to FASB Statement 123”, discloses the effect on the Company’s net income and per share data for the three months ended March 31, 2004 and 2003, had compensation costs for the Company’s plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended March 31,
(dollars in thousands)	2004	2003
Net income, as reported	$10,758	$14,507
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	90	76

Pro forma net income	$10,668	$14,431

Earnings per share:
Basic-as reported	0.50	0.66
Basic-pro forma	0.49	0.66
Diluted-as reported	0.49	0.66
Diluted-pro forma	0.49	0.66

3. New Accounting Pronouncements

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

4. Allowance for Loan Losses

This table provides an analysis of the allowance for loan losses for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Allowance - January 1,	$43,494	$37,328
Additions(deductions):
Charge-offs	$(2,603)	$(2,447)
Recoveries	1,449	694

Net charge-offs	$(1,154)	$(1,753)

Provision charged to expense	1,802	3,973

Allowance - March 31,	$44,142	$39,548

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the three months ended March 31, 2004 and 2003 and December 31, 2003 (dollars in thousands):

	Three Months Ended March 31,		December 31, 2003
	2004	2003
Total impaired loans as of March 31 and December 31	$10,638	$7,115	$10,725
Amount of impaired loans which have a related allowance	1,625	1,386	1,898
Amount of related allowance	1,098	1,381	1,030
Remaining impaired loans with no allowance	9,013	5,729	8,827
Average recorded investment in impaired loans during the period	10,682	7,692	10,290

5. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the three months ended March 31, 2004 and 2003 by operating segment are as follows (dollars in thousands):

	Retail Banking	Trust and Wealth Management	Investment Services Group	Total
Balances as of January 1, 2003	$34,743	$10,479	$9,539	$54,761
Goodwill acquired during period	—	—	—	—

Balances as of March 31, 2003	$34,743	$10,479	$9,539	$54,761

Balances as of January 1, 2004	$34,743	$10,479	$12,206	$57,428
Goodwill acquired during period	—	—	—	—

Balances as of March 31, 2004	$34,743	$10,479	$12,206	$57,428

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

Following are the intangible assets that continue to be subject to amortization as of March 31, 2004 and 2003 (dollars in thousands):

	As of March, 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,718	$59
Other intangible assets	7,200	1,844	5,356

Total	$23,977	$18,562	$5,415

	As of March, 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,540	$237
Other intangible assets	7,200	1,113	6,087

Total	$23,977	$17,653	$6,324

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$16,777	$16,715	$62
Other intangible assets	7,200	1,661	5,539

Total	$23,977	$17,158	$5,601

	Three Months Ended March 31,
	2004	2003
Aggregate amortization expense	$186	$495

Estimated amortization expense of intangible assets on future years:
For the year ended December 31, 2004	$742
For the year ended December 31, 2005	742
For the year ended December 31, 2006	742
For the year ended December 31, 2007	742
For the year ended December 31, 2008	742

6. Commitments, Contingencies and Guarantees

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

FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at March 31, 2004 and 2003 were $172.0 million and $176.6 million, respectively. As of March 31, 2004 and 2003, standby letters of credit totaling $26.7 million and $38.5 million, respectively were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $40.6 million and $37.7 million during the three months ended March 31, 2004 and 2003, respectively. Net futures activity resulted in losses of $0.7 million for the three months ended March 31, 2004 and $0.3 million for the same period in 2003. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the three months ended March 31, 2004, contracts to purchase and to sell foreign currency averaged approximately $14.8 million compared to $8.5 million during the same period in 2003. The net gains on these foreign exchange contracts for the three months ended March 31, 2004 and 2003 were $0.4 million and $0.3 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At March 31, 2004, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

Contract or Notional Amount (dollars in thousands)

	March 31,		December 31, 2003
	2004	2003
Commitments to extend credit for loans (excluding credit card loans)	$820,543	$817,978	$796,737
Commitments to extend credit under credit card loans	905,173	858,552	891,493
Commercial letters of credit	8,212	7,580	7,341
Standby letters of credit	171,996	176,606	171,293
Futures contracts	42,900	38,800	38,300
Forward foreign exchange contracts	3,559	2,892	8,033

7. Business Segment Reporting

The Company has strategically aligned its operations into four major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Lines of business financial results produced by the Company’s internal management accounting system are evaluated regularly in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each line of business using methodologies which are refined on an ongoing basis. The Business Segments were redefined at the end of 2002, adding the Investment Services Group (described below) in the place of the Investment Banking segment used in previous Business Segment reporting. With the acquisition of Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.), revenues resulting from mutual fund back office activities have created a need to recognize the Investment Services Group as a line of business. The Investment Banking segment shown in previous reports on Business Segments consists primarily of the Company’s investment portfolio, and is now allocated to the Business Segments shown below. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2004. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

Business Segment Information

Line of business/segment financial results were as follows (dollars in thousands):

	Three Months Ended March 31,
	Commercial Banking		Retail Banking
	2004	2003	2004	2003
Net interest income	$23,339	$25,650	$19,318	$22,573
Provision for loan losses	507	1,693	1,295	2,280
Noninterest income	21,511	20,170	13,469	14,556
Depreciation and amortization	1,495	1,490	4,097	4,549
Noninterest expense	28,030	27,815	30,394	30,810
Net income (loss)	14,818	14,822	(2,999)	(510)

Average assets	4,646,422	5,098,530	2,431,892	2,333,830
Expenditures for additions to premises and equipment	1,062	1,220	3,880	2,041

	Trust and Wealth Management		Investment Services Group
	2004	2003	2004	2003
Net interest income	$291	$677	$1,904	$2,190
Provision for loan losses	—	—	—	—
Noninterest income	18,366	17,032	7,277	6,987
Depreciation and amortization	1,651	1,357	592	585
Noninterest expense	15,953	14,023	6,734	5,745
Net income (loss)	1,053	2,329	1,855	2,847

Average assets	33,439	53,935	55,460	48,431
Expenditures for additions to premises and equipment	1,400	1,226	448	909

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Treasury and Other		Total Consolidated Company
	2004	2003	2004	2003
Net interest income	$317	$(353)	$45,169	$50,737
Provision for loan losses	—	—	1,802	3,973
Noninterest income	267	3	60,890	58,748
Depreciation and amortization	—	—	7,835	7,981
Noninterest expense	1,374	(23)	82,485	78,370
Net income (loss)	(3,969)	(4,981)	10,758	14,507

Average assets	—	—	7,167,213	7,534,726
Expenditures for additions to premises and equipment	—	—	6,790	5,396

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the condensed consolidated financial condition and results of operations of the Company. This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2004. It should be read in conjunction with the accompanying consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The sustained low interest rate environment adversely impacts the Company’s net interest income as our balance sheet is structured to be both very short in duration and liquid. Management believes that strong liquidity and capital are necessary given the types of products and services the Company offers, particularly as it relates to treasury and cash management products and services. A strong liquidity and capital position provide assurances that the cash needs of the Company can be met. This position adversely impacts the Company’s net interest income in a declining rate environment. However, in an increasing rate environment, this position should benefit the Company. Management believes that we will be entering into a period of rising interest rates given the overall expansion of the economy and the size of both the Federal and trade deficits. Item 3, Quantitative Disclosures about Market Risk discusses in detail the impact of rising and declining rates on net interest income.

Net interest income is the main source of revenue for the Company. Net interest income is negatively impacted by smaller spreads between the yield on earning assets and the interest-free sources of funds. As the yields on loans and investments declined, interest-free sources of funds could not, by definition, be lowered to match the decrease in yield on earning assets. In addition, a competitive deposit pricing environment prevented the lowering of rates on interest bearing deposits to match the decrease in yields on earning assets. A sustained low rate environment will continue to put pressure on the Company’s net interest income. Table 2 appearing in the “Results of Operations – Net Interest Income” section of the Management’s Discussion and Analysis shows the impact of the declining rate environment and also shows the declining benefits derived from the Company’s interest free source of funds.

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

Earnings Summary

The Company recorded consolidated net income of $10.8 million for the three-months ended March 31, 2004, compared to $14.5 million for the same period a year earlier. This represents a 25.8% decrease over the three-month period ended March 31, 2003, which was primarily due to lower net interest income. Earnings per share for the first quarter 2004 were $0.50 per share compared to $0.66 per share for the first quarter 2003. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2004 was 0.60% and 5.26% respectively, as compared to 0.77% and 7.23% for the three-month period ended March 31, 2003.

Net interest income for the first quarter of 2004 declined 11.0% from the first quarter 2003. The decline in 2004 compared to 2003 was due to lower loans, investments and interest bearing deposit rates.

Provision for loan losses declined $2.2 million in the first quarter of 2004 due to lower net charge-offs and an adequate reserve for loan losses compared to management’s estimate of inherent losses within the loan portfolio.

Noninterest income increased $2.1 million in the first quarter of 2004 primarily due to the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. The Company received $3.1 million in gross proceeds from the sale which were partially offset by associated costs of the sale of $2.4 million for a net gain of $0.76 million.

Noninterest expenses increased $4.0 million in the first quarter of 2004 primarily due to costs associated with the sale of the employee accounts in the amount of $2.4 million.

Results of Operations

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affects net interest income. For the three-month period ended March 31, 2004 net interest income declined $5.6 million due to lower rates. Table 1 shows the lower rates that were experienced in all of the categories of earnings assets and interest-bearing liabilities. Analysis of changes in net interest income in table 2 also shows that the net interest income declined due to lower rates. The earning asset portfolio, by design, is very short in duration and has been negatively impacted by the continuation of lower interest rates.

Management believes that the overall outlook in its net interest income is positive. In the short-term, a recovering economy is expected to spur higher demand for commercial and consumer loans. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. In addition, over the next several quarters, most economists believe that interest rates will rise, which will depend on actions by the Federal Reserve Bank. Given the term of Company’s earning assets, a rising rate environment would have a positive impact on the Company’s net interest income. However, there will be a one-to-two quarter lag before any positive impact of interest margin is realized. Finally, management is undertaking a strategic initiative to focus additional efforts on marketing, product enhancements and streamlining the approval process for its consumer loan product suite. These efforts should result in increased volumes of new applications and booked loans.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis would have been 3.44% for the three-months ended March 31, 2004 and 3.88% for the same period in 2003:

	Three Months Ended March 31,
	2004		2003
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,698,063	4.89%	$2,549,437	5.63%
Securities:
Taxable	2,630,895	2.31	3,220,012	2.70
Tax-exempt	637,500	4.84	723,328	5.55

Total securities	3,268,395	2.81	3,943,340	3.22
Federal funds and resell agreements	301,776	1.19	134,593	1.26
Other earning assets	66,477	2.91	55,129	3.50

Total earning assets	6,334,711	3.62	6,682,499	4.10
Allowance for loan losses	(43,918)		(38,263)
Other assets	876,420		890,490

Total assets	$7,167,213		$7,534,726

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,223,156	0.80%	$3,721,837	1.10%
Federal funds and repurchase agreements	1,148,070	0.83	1,155,773	0.96
Borrowed funds	44,654	2.62	43,974	4.07

Total interest-bearing liabilities	4,415,880	0.83	4,921,584	1.09
Noninterest-bearing demand deposits	1,885,144		1,736,366
Other liabilities	43,789		70,042
Shareholders’ equity	822,400		806,734

Total liabilities and shareholders’ equity	$7,167,213		$7,534,726

Net interest spread		2.79%		3.01%
Net interest margin		3.04		3.30

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (the total earning assets less interest-bearing liabilities) increased $157.9 million for the three-month period ended March 31, 2004 compared to the same period in 2003.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2004 and 2003
	Volume	Rate	Total
Change in interest earned on:
Loans	$2,127	$(4,586)	$(2,459)
Securities:
Taxable	(3,523)	(2,781)	(6,304)
Tax-exempt	(713)	(770)	(1,483)
Federal funds sold and resell agreements	503	(24)	479
Other	92	(86)	6

Interest income	(1,514)	(8,247)	(9,761)
Change in interest incurred on:
Interest-bearing deposits	(1,209)	(2,460)	(3,669)
Federal funds purchased and repurchase agreements	(17)	(357)	(374)
Other borrowed funds	7	(157)	(150)

Interest expense	(1,219)	(2,974)	(4,193)

Net interest income	$(295)	$(5,273)	$(5,568)

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2004	2003	Change
Average earning assets	$6,334,711	$6,682,499	$(347,788)
Interest-bearing liabilities	4,415,880	4,921,584	(505,704)

Interest free funds	$1,918,831	$1,760,915	$157,916

Free funds ratio (free funds to earning assets)	30.29%	26.35%	3.94%
Tax-equivalent yield on earning assets	3.62%	4.10%	(0.48)%
Cost of interest-bearing liabilities	0.83	1.09	(0.26)

Net interest spread	2.79%	3.01%	(0.22)%
Benefit of interest free funds	0.25	0.29	(0.04)

Net interest margin	3.04%	3.30%	(0.26)%

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

Management of the Company increased the ALL from 1.57% of total loans to 1.65% for the three-months ended 2003 and 2004. This increase was primarily due to an increase in total loans of $152.1 million as of March 31, 2004 compared to March 31, 2003.

The Company recorded a provision for loan losses of $1.8 million for the first quarter 2004 compared to $4.0 million for the first quarter 2003. The Company decreased its loan loss provision due to lower net charge-offs and an adequate reserve compared to management’s estimate of inherent losses within the loan portfolio.

Table 3 presents a summary of the Company’s ALL for the first quarter ended March 31, 2004 and first quarter ended March 31, 2003 and for the year ended December 31, 2003. Also please see “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (dollars in thousands)

Three Months Ended March 31,	Year Ended December 31, 2003
2004	2003
Allowance-January 1	$43,494	$37,328	$37,328
Provision for loan losses	1,802	3,973	12,005
Charge-offs:
Commercial:	$(469)	$(22)	$(2,320)
Consumer:
Bankcard	(1,442)	(1,627)	(6,175)
Other	(688)	(798)	(2,825)
Real estate	(4)	—	(17)
Agricultural	—	—	—

Total charge-offs	$(2,603)	$(2,447)	$(11,337)
Recoveries:
Commercial:	$876	$105	$2,998
Consumer:
Bankcard	261	258	1,097
Other	312	326	1,294
Real estate	0	5	109
Agricultural	—	—	—

Total recoveries	$1,449	$694	$5,498

Net charge-offs	$(1,154)	$(1,753)	$(5,839)

Allowance-end of period	$44,142	$39,548	$43,494

Average loans, net of unearned interest	$2,698,063	$2,549,437	$2,558,794
Loans at end of period, net of unearned interest	2,674,045	2,521,973	2,722,292
Allowance to loans at end of period	1.65%	1.57%	1.60%
Allowance as a multiple of net charge-offs	9.56	x	5.64	x	7.45	x
Net charge-offs to:
Provision for loan losses	64.04%	44.12%	48.64%
Average loans	0.04	0.07	0.23

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

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Trust and securities processing fees	$19,114	$21,120
Trading and investment banking	5,087	6,032
Service charge on deposit accounts	18,812	17,752
Insurance and brokerage	3,479	3,218
Bankcard fees	7,475	7,517
Gains on sales of securities available for sale, net	141	—
Other	6,782	3,109

Total noninterest income	$60,890	$58,748

Noninterest income (summarized in Table 4) increased 3.6% for the first quarter 2004 compared to the same period in 2003. The increase in 2004 was primarily a result of the sale of the employee benefit accounts to Marshall & Ilsley Trust Company, n.a. in the amount of $3.1 million. Under the terms of the contract for the sale of the employee benefit accounts to Marshall & Ilsley Trust Company, n.a., the Company may be entitled to additional sale proceeds in the form of an earnout payable to the Company in the first quarter of 2005. The earnout payment is based upon projected gross revenues of those employee benefit accounts retained by Marshall & Ilsley during certain periods after the closing date and cannot yet be determined by the Company. This was partially offset by lower trust and securities processing fees.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees decreased $2.0 million in the first quarter of 2004 compared to the first quarter of 2003. The decrease was caused by a decrease in employee benefit accounts fees in the amount of $3.1 million due to the sale of these accounts. This decrease was partially offset by higher corporate trust fees in the amount of $0.6 million and higher fees from UMB Scout Funds of $0.5 million. Trust and securities processing fees may continue to be lower this year compared to last year due to the sale of the employee benefits accounts. However, management of the Company believes that the current rebound in the securities market is having a positive impact on fees. If the securities market and public and market confidence in mutual funds continue to rebound, as is anticipated by most analysts, the Company’s fees for custody of securities and the servicing of mutual fund assets would increase. In addition, management believes that the overall quality and performance of both its investment management and UMB Scout Funds will attract both increased and new investable dollars to it as assets under management. Management is also introducing a wrap product which will allow our brokerage operations and UMB Investment Advisors to provide an investment advisory product offering various Mutual Funds including the UMB Scout Funds to retail clients. Finally, the Company has put a special emphasis on selling the Scout Funds through our institutional channels by the establishment of a dedicated sales force.

Trading and investment banking consists mostly of fees earned from the sale of bonds to the Company’s correspondent banking market and throughout its brokerage operations. Fees decreased $1.0 million for the first quarter of 2004 compared to first quarter of 2003. The bond market in 2003 was very active and rising; however, in 2004 the bond market has retrenched which is the primary reason for the decline.

Fees and service charges on deposit accounts increased $1.1 million for the three-months ended March 31, 2004 compared to the same period in 2003. The increase in fees was primarily related to new corporate deposit relationships and the sale of additional cash management services. Corporate service charges also increased due to lower compensating balances maintained by corporate customers and the lower earnings credit rate allowed on those balances. An increase in the interest rate would have a negative impact on fees within this business sector. However, management believes that the overall economic recovery should increase the Company’s number of cash management customers and the corresponding number of transactions in customer accounts which would offset any adverse impact in fees caused by a rise in interest rates.

Other income increased $3.7 million for the three-months ended March 31, 2004 compared to same period in 2003. The increase was primarily due to the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. in the amount of $3.1 million. Under the terms of the contract for the sale of the employee benefit accounts to Marshall & Ilsley Trust Company, n.a., the Company may be entitled to additional sale proceeds in the form of an earnout payable to the Company in the first quarter of 2005. The earnout payment is based upon projected gross revenues of those employee benefit accounts retained by Marshall & Ilsley during certain periods after the closing date and cannot yet be determined by the Company.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Salaries and employee benefits	$48,747	$49,894
Occupancy, net	6,353	5,852
Equipment	10,764	10,270
Supplies, postage and telephone	5,574	5,892
Marketing and business development	3,508	3,344
Processing fees	5,249	4,556
Legal and consulting	2,248	1,406
Amortization of other intangibles	186	495
Other	7,691	4,642

Total noninterest expense	$90,320	$86,351

Noninterest expense increased $4.0 million for the three months ended March 31, 2004 compared to the same period in 2003. The increase was primarily due to costs associated with the sale of the employee benefit accounts in the amount of $2.4 million. There will be no additional expenses related to the sale of the employee benefit accounts. This cost is reflected in the Other expense line shown above.

Salaries and employee benefits declined $1.1 million for the three months ended March 31, 2004 compared to the same period in 2003. Salaries decreased $1.8 million primarily due to lower staffing levels reflecting a concentrated effort on the part of management to decrease overhead costs. To illustrate, the Company’s full time equivalent employees dropped from 4,007 at March 31, 2003 to 3,705 at March 31, 2004. This decrease in salaries is expected to continue as the Company is committed to becoming more efficient.

Occupancy, net expense increased primarily due to higher depreciation on building improvements, higher repairs and maintenance, higher utilities and lower rent income.

Equipment expenses increased due to higher software costs related to conversion and upgrading of some of our mainframe computer software.

Processing fees increased due to higher Federal Reserve processing charges and higher outside data processing costs.

Legal and consulting fees increased due to higher consulting fees associated with the upgrading of two of our mainframe computer systems.

Strategic Lines of Business

The Company’s operations are strategically aligned into four major lines of business: Commercial Banking; Retail Banking; Trust and Wealth Management; and, Investment Services Group. The lines of business are differentiated by the products and services offered. The Treasury and Other category, includes items not directly associated with the other lines of business. Note 7 to the Condensed Consolidated Financial Statements describes how these segments were identified and presents financial results of the lines of business for the three months ended March 31, 2004 and 2003. Table 6 below summarized the net income (loss) for each line of business for the three months ended March 31, 2004 and 2003.

Table 6

NET INCOME (LOSS) BY LINE OF BUSINESS (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Line of Business
Commercial Banking	$14,818	$14,822
Retail Banking	(2,999)	(510)
Trust and Wealth Management	1,053	2,329
Investment Services Group	1,855	2,847
Treasury and Other	(3,969)	(4,981)

Total Consolidated Company	$10,758	$14,507

Commercial Banking’s net income remained flat for the first quarter of 2004 compared to first quarter of 2003 at $14.8 million. Net interest income decreased compared to 2003 due to the sustained low rate environment and the corresponding impact of repricing of earning assets, but was offset by higher noninterest income resulting from strong sales of cash management products and services. A lower provision for loan losses, due to a reduction in net charge-offs, also contributed to the improvement in net income. An increase in interest rates, as expected by most economists, would have the most significant impact on this business segment, causing net interest income to rise. Because deposit service charges are also affected by interest rates due to the earnings credit on commercial accounts, noninterest income is expected to decrease in a rising rate environment. Management believes the decrease in deposit service charges would be more than offset by the increase in net interest income. Management also believes that an anticipated improving economy would spur an increase in both loan commitments and outstanding loan balances which would generate increased net interest income.

Retail Banking’s net income decreased $2.5 million in the first quarter of 2004 compared to the same period in 2003. The increase in net loss was primarily due to a decrease in the net interest income resulting from the sustained low rate environment. Retail banking is a source of funding for other activities within the Company. Due to the competitive nature of deposit pricing within the Company’s markets, the Company’s affiliates and subsidiaries were unable to continue to lower deposit rates to keep pace with the decreases in earning asset yields and still remain competitive. The greatest potential for improving net income for this business segment lies in the continued focus on offering products and services in the most efficient manner and by booking more loans through the branch structure. Management’s intent is to aggressively market its home equity line of credit, direct auto loans and credit card products to more efficiently optimize its branch network as a source of earning assets.

Trust and Wealth Management’s net income decreased $1.3 million in the first quarter of 2004 compared to the same period in 2003, due mostly to the costs associated with the sale of employee benefit accounts. Despite these costs amounting to $2.4 million, reduced expenses in other categories limited the increase in total noninterest expense to $1.9 million. Increased sales of trust products and services and an improved equity market resulted in an increase in noninterest income. The Company sold its employee benefit account processing in 2003. Management does not believe that the sale of the employee benefit account processing will have an impact on the net income of this business segment due to the comparable revenues and expenses related to this activity. The greatest impact for earnings improvement in this business segment lies in continued increased sales of products and services and improved equity and financial markets, since most revenues are related to the market value of customer investments.

Investment Services Group net income decreased $1.0 million in the first quarter of 2004 compared to the same period in 2003 due to increased noninterest expense resulting from increased costs of new technology to improve processing to better serve our customers. Improvement in the equity and financial markets, and in particular improvements in the mutual fund industry, would provide the greatest opportunity for improved earnings for this business segment. Management believes that the Company has a distinct advantage over its competitors by being able to provide the full range of services to mutual fund providers under one umbrella.

The net loss for the Treasury and Other category was $4.0 million for the first quarter of 2004, compared to a net loss of $5.0 million for the same period in 2003. The net loss for all years includes unallocated income tax expense for the consolidated Company. The decrease in net loss is related primarily to lower taxes resulting from lower taxable income.

Balance Sheet Analysis

Table 7

SELECTED BALANCE SHEET INFORMATION (dollars in thousands)

	March 31,		December 31,
	2004	2003	2003
Total Assets	$6,861,265	$7,342,127	$7,748,981
Loans, Net of Unearned Interest	2,674,045	2,521,973	2,722,292
Total Investment Securities	3,169,085	3,725,680	3,721,943
Total Earning Assets	6,090,455	6,364,297	6,740,070
Total Deposits	4,961,107	5,474,710	5,635,687
Total Borrowed Funds	1,011,409	986,759	1,260,811

Loans

Loans represent the Company’s largest source of interest income. Loan balances have now stabilized due to management’s effort to focus on new commercial and consumer loan relationships, as well as the overall improvement in the economy. Management plans to continue to focus on growing our consumer and middle market business as these market niches represent our best opportunity to cross-sell fee-related services, such as cash management. In addition, management intends to develop a small business initiative as this segment represents a growth opportunity for the Company. With both the recent hiring of Peter deSilva as President and Chief Operating Officer of the Company and the establishment of a management committee to run the day-to-day operations of the Company, R. Crosby Kemper III, the Chairman and Chief Executive Officer, and other members of the Commercial Banking Division’s management team, will focus more on acquiring new customers and selling our products and services.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within the quantitative and qualitative disclosure about market risk in Item 3 of this report.

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

Securities available for sale and securities held to maturity comprised 52%, 59% and 56% respectively, of the earning assets as of March 31, 2004, March 31, 2003 and December 31, 2003. Securities totaled $3.2 billion as of March 31, 2004 compared to $3.7 billion as of March 31, 2003 and compared to $3.7 billion at December 31, 2003. The decreases in securities as of March 31, 2004 compared to March 31, 2003 and December 31, 2003 resulted from lower trust and mutual fund clients’ related to deposits and borrowed funds. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing lines of business in order to attract and retain additional core deposits. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers. Management believes it is one of the Company’s core competencies given both its scale and competitive product mix.

Federal funds purchased and securities sold under agreement to repurchase totaled $959 million at March 31, 2004, compared to $955 million at March 31, 2003 and $1.2 billion at December 31, 2003. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $823.9 million at March 31, 2004, compared to $799.8 million at March 31, 2003 and $811.9 million at December 31, 2003. During each year, management has the opportunity to repurchase shares of the Company’s stock at prices, which, in management’s opinion, would enhance overall shareholder value. During the three months ended March 31, 2004 and 2003, the Company acquired 22,123 shares and 218,457 shares, respectively, of its common stock. The Company’s Board of Directors authorized at its April 29, 2004 meeting the repurchase of the Company’s common stock up to one million shares during the next 12 months.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 20.23% and total capital ratio of 21.41% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
RATIOS	2004	2003
Return on average assets	0.60%	0.77%
Return on average equity	5.26	7.29
Average equity to assets	11.47	10.71
Tier 1 risk-based capital ratio	20.23	18.89
Total risk-based capital ratio	21.41	19.90
Leverage ratio	10.57	9.63

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2004	2003
Earnings Basic	$0.50	$0.66
Earnings Diluted	0.49	0.66
Cash Dividends	0.21	0.20
Dividend payout ratio	42.00%	30.30%
Book value	$38.02	$36.75

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 6, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2003.

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

Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Per the requirements of FAS 123 proforma net income and earnings per share is disclosed in the footnotes to the financial statements as if the fair value method had been applied.

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

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes assumptions regarding new loans and deposits based on historical analysis, management’s outlook and repricing strategies. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of March 31, 2004 and 2003 and December 31, 2003. Table 9 sets forth, for March 31, 2004 and 2003 and December 31, 2003, the increase or decrease (as applicable) in Net Portfolio Value that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; and an immediate decrease of 100 basis points. Table 9 includes both instruments entered into for trading purposes and the instruments entered into for other than trading purposes.

The net portfolio value as of March 31, 2004 is higher than December 31, 2003 at both 100 and 200 basis point increases. The increase was due to total assets, loans, investment securities and deposits being at higher levels at December 31, 2003. The Company should benefit from rate increases because a majority of its earning assets and deposits have been repriced. The net portfolio value as of March 31, 2004 is higher than March 31, 2003. The increase was due to total assets, investment securities and deposits at higher levels at March 31, 2003. The Company should benefit from rate increases.

Table 9

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate	Net portfolio value
	March 31, 2004			March 31, 2003			December 31, 2003
(in Basis Points) (Rate Shock)	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
200	$1,794,276	$176,137	10.89%	$1,365,685	$275,971	25.32%	$1,323,774	$278,504	26.64%
100	1,706,208	88,069	5.44	1,227,700	137,986	12.66	1,184,522	139,252	13.32
Static	1,618,139	—	—	1,089,714	—	—	1,045,270	—	—
(100)	1,493,535	(124,604)	(7.70)	1,092,431	2,717	0.25	1,022,952	(22,318)	(2.14)

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Loan prepayment and other market risks are developed from industry estimates of prepayment spreads and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of current interest rates, the scenarios that simulate a 100 basis point and a 200 basis point decrease cannot be completed as of March 31, 2004 and 2003 and December 31, 2003. Table 10 shows the net interest income, increase or decrease over the next twelve months as of March 31, 2004 and 2003, and December 31, 2003. The three periods show that if rates rise 100 or 200 basis points, net interest income will increase. This is a result of being asset sensitive, meaning assets reprice more quickly than liabilities, giving rise to an improved net interest income in an increasing rate environment and lower net interest income in a decreasing rate environment.

Table 10

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	March 31, 2004 Amount of change	March 31, 2003 Amount of change	December 31, 2003 Amount of change
200	$5,015	$9,324	$6,127
100	2,508	4,662	3,064
Static	—	—	—
(100)	—	—	—

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

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company also has foreign currency risks as a result of foreign exchange contracts. Please see note 6 “Commitments, Contingencies and Guarantees” in the notes to the condensed consolidated financial statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $3.0 million at March 31, 2004, compared to March 31, 2003 and decreased $0.2 million compared to December 31, 2003. The major portion of nonperforming loans is due to six commercial loan customers.

The Company had $58 thousand in other real estate owned as of March 31, 2004 compared to $5.0 million as of March 31, 2003 and $78 thousand as of December 31, 2003. Loans past due more than 90 days totaled $3.3 million as of March 31, 2004, compared to $6.0 million as of March 31, 2003 and $3.1 million as of December 31, 2003.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 11

LOAN QUALITY (dollars in thousands)

	March 31,				December 31,
	2004		2003		2003
Nonaccrual loans	$12,233		$9,168		$12,431
Restructured loans	353		410		365

Total nonperforming loans	12,586		9,578		12,796
Other real estate owned	58		4,965		78

Total nonperforming assets	$12,644		$14,543		$12,874

Loans past due 90 days or more	$3,269		$6,005		$3,131
Allowance for Loans Losses	44,142		39,548		43,494

Ratios
Nonperforming loans as a % of loans	0.47%		0.38%		0.47%
Nonperforming assets as a % of loans plus other real estate owned	0.47		0.57		0.47
Nonperforming assets as a % of total assets	0.18		0.20		0.17
Loans past due 90 days or more as a % of loans	0.12		0.24		0.12
Allowance for Loan Losses a % of loans	1.65		1.56		1.60
Allowance for Loan Losses a multiple of nonperforming loans	3.51	x	4.13	x	3.40	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $2.9 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2004 was $1.9 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

i.	The Following table provides information about purchases by the Company during the quarter ended March 31, 2004, of equity securities that are registered by the Company:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2004	223	$48.44	223	920,632
February 1-February 29, 2004	11,000	49.33	11,000	909,632
March 1-March 31, 2004	10,900	50.19	10,900	898,732

On April 18, 2003, the Company announced a plan to purchase up to one million shares of common stock. This plan will terminate April 18, 2004. This is the only plan that the Company has issued and there were no plans that expired or terminated during the three-month period January 1, 2004 through March 31, 2004. On April 29, 2004 the Company announced a plan to repurchase up to one million shares of common stock. This plan will terminate April 29, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed herewith:

i.	3 (i) Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2, 2003, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 12, 2003.

ii.	3 (ii) Bylaws, amended as of January 29, 2004.

iii.	4.1 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to the Company’s General Form for Registration of Securities on Form 10, dated March 4, 1993.

iv.	10.1 Description of restricted stock award agreement and description of employment arrangement between the Company and Peter deSilva, the Company’s President and Chief Operating Officer.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

Reports on Form 8-K:

i.	January 20, 2004 the Company issued a press release announcing that Peter deSilva has joined the Company as President and Chief Operating Officer.

ii.	January 29, 2004 the Company issued a press release of fourth quarter earnings for the fourth quarter ended December 31, 2003 and year-to-date December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ R, Crosby Kemper III
R. Crosby Kemper III
Chairman and Chief Executive Officer

/s/ Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

Date: May 6, 2004