Form 10-Q
period 2004-06-30
UMB FINANCIAL CORP
filed 2004-08-09
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, UMB Financial Corporation had 21,676,848 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	June 30,		December 31, 2003
	2004	2003
ASSETS
Loans:
Commercial, financial and agricultural	$1,247,257	$1,199,961	$1,186,660
Real estate construction	23,885	16,743	18,519
Consumer	947,619	822,801	928,492
Real estate	622,890	590,577	581,154
Leases	6,441	7,306	7,467
Allowance for loan losses	(44,744)	(40,249)	(43,494)

Net loans	2,803,348	2,597,139	2,678,798
Securities available for sale:
U.S. Treasury and agencies	1,176,129	1,755,962	2,178,830
State and political subdivisions	379,113	397,629	391,869
Mortgage backed	920,275	750,728	836,570
Commercial paper	—	44,986	—

Total securities available for sale	2,475,517	2,949,305	3,407,269
Securities held to maturity:
State and political subdivisions (market value of $249,288, $371,226 and $314,705 respectively)	244,770	357,503	306,130
Federal Reserve Bank stock and other	8,519	7,909	8,544
Federal funds sold	19,685	31,982	11,978
Securities purchased under agreements to resell	355,303	208,252	264,737
Interest bearing due from banks	1,834	1,834	1,834
Trading securities	63,866	78,129	60,780

Total earning assets	5,972,842	6,232,053	6,740,070
Cash and due from banks	563,561	540,506	647,150
Bank premises and equipment, net	215,075	227,096	219,281
Accrued income	37,412	47,015	40,428
Goodwill on purchased affiliates	58,884	57,420	57,428
Other intangibles	5,230	5,977	5,601
Other assets	79,598	38,601	39,023

Total assets	$6,932,602	$7,148,668	$7,748,981

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,981,142	$1,950,809	$2,098,122
Interest-bearing demand and savings	2,193,839	2,305,693	2,451,743
Time deposits under $100,000	662,112	779,016	714,225
Time deposits of $100,000 or more	174,075	216,004	371,597

Total deposits	5,011,168	5,251,522	5,635,687
Federal funds purchased and repurchase agreements	984,810	934,895	1,173,927
Short-term debt	69,866	66,161	70,604
Long-term debt	15,252	16,934	16,280
Accrued expenses and taxes	22,217	40,116	28,148
Other liabilities	23,324	32,585	12,412

Total liabilities	6,126,637	6,342,213	6,937,058

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares, 27,528,365, 27,528,365 and 27,528,365 issued, 21,676,848, 21,751,353 and 21,694,078 shares outstanding, respectively.	27,528	27,528	27,528
Capital surplus	726,480	726,367	726,405
Retained earnings	291,623	259,564	281,556
Accumulated other comprehensive income (loss)	(11,531)	16,727	3,183
Treasury stock, 5,851,517, 5,777,012 and 5,834,287 shares, at cost, respectively	(228,135)	(223,731)	(226,749)

Total shareholders’ equity	805,965	806,455	811,923

Total liabilities and shareholders’ equity	$6,932,602	$7,148,668	$7,748,981

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans	$32,963	$34,614	$65,700	$69,810
Securities:
Taxable interest	13,761	18,249	28,898	39,691
Tax-exempt interest	4,724	6,258	9,718	12,736

Total securities income	18,485	24,507	38,616	52,427
Federal funds and resell agreements	764	367	1,660	784
Trading securities and other	465	351	933	812

Total interest income	52,677	59,839	106,909	123,833

INTEREST EXPENSE
Deposits	6,007	8,711	12,406	18,779
Federal funds and repurchase agreements	1,968	2,091	4,339	4,837
Short-term debt	39	38	88	86
Long-term debt	226	213	469	607

Total interest expense	8,240	11,053	17,302	24,309

Net interest income	44,437	48,786	89,607	99,524
Provision for loan losses	1,731	3,040	3,533	7,013

Net interest income after provision for loan losses	42,706	45,746	86,074	92,511

NONINTEREST INCOME
Trust and securities processing	17,960	21,618	37,073	42,738
Trading and investment banking	4,928	4,904	10,015	10,936
Service charges on deposits	18,357	17,816	37,169	35,568
Insurance and brokerage	2,751	3,601	6,230	6,820
Bankcard fees	7,958	8,206	15,432	15,722
Gains on sales of securities available for sale, net	—	6	141	6
Other	3,487	3,255	10,269	6,364

Total noninterest income	55,441	59,406	116,329	118,154

NONINTEREST EXPENSE
Salaries and employee benefits	48,575	48,905	97,323	98,799
Occupancy, net	6,546	6,205	12,899	12,057
Equipment	10,881	10,489	21,644	20,759
Supplies, postage and telephone	5,654	5,877	11,230	11,769
Marketing and business development	3,947	3,713	7,455	7,057
Processing fees	5,050	5,355	10,300	9,911
Legal and consulting	2,165	1,811	4,413	3,217
Amortization of other intangibles	186	347	371	842
Other	4,510	4,722	12,198	9,365

Total noninterest expense	87,514	87,424	177,833	173,776

Income before income taxes	10,633	17,728	24,570	36,889
Income tax provision	2,219	4,252	5,398	8,906

NET INCOME	$8,414	$13,476	$19,172	$27,983

PER SHARE DATA
Net income - basic	$0.39	$0.62	$0.88	$1.28
Net income - diluted	0.39	0.62	0.88	1.28
Dividends	0.21	0.20	0.42	0.40

Weighted average shares outstanding	21,675,192	21,756,544	21,681,060	21,837,465

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance - January 1, 2003	$27,528	$726,368	$240,295	$23,678	$(215,069)	$802,800
Net income	—	—	27,983	—	—	27,983
Other comprehensive loss, change in unrealized gain on securities of $10,877, net of tax $3,926	—	—	—	(6,951)	—	(6,951)

Total comprehensive income						21,032
Cash dividends ($0.40 per share)	—	—	(8,714)	—	—	(8,714)
Purchase of treasury stock	—	—	—	—	(8,700)	(8,700)
Sale of treasury stock	—	—	—	—	18	18
Exercise of stock options	—	(1)	—	—	20	19

Balance - June 30, 2003	$27,528	$726,367	$259,564	$16,727	$(223,731)	$806,455

Balance - January 1, 2004	$27,528	$726,405	$281,556	$3,183	$(226,749)	$811,923
Net income			19,172			19,172
Other comprehensive loss, change in unrealized gain (loss) of securities of $23,130, net of tax $8,506 and the reclassification adjustment for gains included in net income of $141 net of tax $51	—	—	—	(14,714)	—	(14,714)

Total comprehensive income						4,458
Cash dividends ($0.42 per share)	—	—	(9,105)	—	—	(9,105)
Purchase of treasury stock	—	—	—	—	(1,822)	(1,822)
Sale of treasury stock	—	—	—	—	3	3
Exercise of stock options	—	75	—	—	433	508

Balance - June 30, 2004	$27,528	$726,480	$291,623	$(11,531)	$(228,135)	$805,965

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net Income	$19,172	$27,983
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,533	7,013
Depreciation and amortization	15,739	15,835
Deferred income taxes	(3,648)	2,509
Net decrease in trading securities and other earning assets	(3,086)	(6,655)
Gains on sales of securities available for sale	141	—
Amortization of securities premiums, net of discount accretion	15,383	10,620
Changes in:
Accrued income	3,016	11,246
Accrued expenses and taxes	(2,812)	(3,958)
Other assets and liabilities, net	5,547	17,629

Net cash provided by operating activities	52,985	82,222

Investing Activities
Proceeds from maturities of securities held to maturity	61,190	60,135
Proceeds from sales of securities available for sale	10,977	—
Proceeds from maturities of securities available for sale	5,007,466	7,586,868
Purchases of securities held to maturity	(375)	(271)
Purchases of securities available for sale	(4,124,916)	(6,844,689)
Net (increase) decrease in loans	(128,083)	16,364
Net increase in fed funds and resell agreements	(98,273)	(122,403)
Investment in consolidated subsidiary	(1,456)	(2,658)
Purchases of bank premises and equipment	(12,918)	(11,619)
Security settlements	(26,649)	—
Net change in unsettled securities transactions.	—	10,252
Proceeds from sales of bank premises and equipment	2,281	207

Net cash provided by investing activities	689,244	692,186

Financing Activities
Net decrease in demand and savings deposits	(374,884)	(288,775)
Net decrease in time deposits	(249,635)	(306,650)
Net decrease in fed funds/ repurchase agreements	(189,117)	(274,875)
Net decrease in short-term debt	(738)	(28,560)
Proceeds from long-term debt	2,650	5,995
Repayment of long-term debt	(3,678)	(15,363)
Cash dividends	(9,105)	(8,714)
Proceeds from exercise of stock options and sales of treasury shares	511	37
Purchases of treasury stock	(1,822)	(8,700)

Net cash used in financing activities	(825,818)	(925,605)

Decrease in cash and due from banks	(83,589)	(151,197)
Cash and due from banks at beginning of period	647,150	691,703

Cash and due from banks at end of period	$563,561	$540,506

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

2. Summary of Accounting Policies

The Company is a multi-bank holding company and financial holding company which offers a wide range of banking services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Arizona, Illinois, Oklahoma, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, as required for goodwill and indefinite-lived intangible assets resulting from business combinations. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are tested at least annually for impairment. As a result of the adoption of SFAS No. 142, the Company has segregated goodwill acquired from prior acquisitions into the separate line items of goodwill and other intangibles in the accompanying consolidated balance sheets. Goodwill is tested for impairment annually. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment test performed on that date in 2003 and 2002, no impairment charge was recorded. Other intangible assets are amortized over a period of 10 years.

Per Share Data. Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 75,425 and 28,436 shares issueable under options granted by the Company at June 30, 2004 and 2003. Diluted year-to-date per share data includes diluted effect of 74,425 and 23,715 shares issueable under options granted by the Company at June 30, 2004 and 2003.

Accounting for Stock-Based Compensation. Stock-based compensation is recognized using the intrinsic value method for accounting purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plan. The table below, in accordance with SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment to FASB Statement 123”, discloses the effect on the Company’s net income and per share data for the three months ended June 30, 2004 and 2003 and for the six-months ended June 30, 2004 and 2003, had compensation costs for the Company’s plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2004	2003	2004	2003
Net income, as reported	$8,414	$13,476	$19,172	$27,983
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	75	74	165	150

Pro forma net income	$8,339	$13,402	$19,007	$27,833

Earnings per share:
Basic-as reported	0.39	0.62	0.88	1.28
Basic-pro forma	0.38	0.62	0.88	1.27
Diluted-as reported	0.39	0.62	0.88	1.28
Diluted-pro forma	0.38	0.62	0.87	1.27

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

At the March 17-18, 2004 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus on Issue 03-1, “The Meaning of Other-than temporary Impairment and its Application to Certain Investments”. Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements regarding impairments that have not been recognized as other-than-temporary. Other-than-temporarily impairment evaluations and the disclosure requirements are effective for our December 31, 2004 consolidated financial statements. We have not determined the impact of issues 03-1 on our financial statements.

4. Allowance for loan losses

This table is an analysis of the allowance for loan losses for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Allowance - April 1, and January 1,	$44,142	$39,548	$43,494	$37,328
Additions (deductions):
Charge-offs	$(1,885)	$(3,128)	$(4,488)	$(5,575)
Recoveries	756	789	2,205	1,483

Net charge-offs	$(1,129)	$(2,339)	$(2,283)	$(4,092)

Provision charged to expense	1,731	3,040	3,533	7,013

Allowance - June 30,	$44,744	$40,249	$44,744	$40,249

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the six-months ended June 30, 2004 and 2003 and for the year December 31, 2003 (dollars in thousands):

	Six Months Ended June 30,		December 31, 2003
	2004	2003
Total impaired loans as of June 30 and December 31	$13,067	$12,549	$10,725

Amount of impaired loans which have a related allowance	$8,352	$2,937	$1,898
Amount of related allowance	1,392	1,718	1,030

Remaining impaired loans with no allowance	$4,715	$9,612	$8,827

Average recorded investment in impaired loans during the period	$11,477	$9,311	$10,290

5. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 and 2003 by operating segment as follows (dollars in thousands):

	Retail Banking	Trust and Wealth Management	Investment Services Group	Total
Balances as of January 1, 2003	$34,743	$10,479	$9,539	$54,761
Goodwill acquired during period	—	—	2,659	2,659

Balances as of June 30, 2003	$34,743	$10,479	$12,198	$57,420

Balances as of January 1, 2004	$34,743	$10,479	$12,206	$57,428
Goodwill acquired during period	—	—	1,456	1,456

Balances as of June 30, 2004	$34,743	$10,479	$13,662	$58,884

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

Following are the intangible assets that continue to be subject to amortization as of June 30, 2004 and 2003 and December 31, 2003 (dollars in thousands):

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,721	$56
Other intangible assets	7,200	2,026	5,174

Total	$23,977	$18,747	$5,230

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,704	$73
Other intangible assets	7,200	1,296	5,904

Total	$23,977	$18,000	$5,977

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$16,777	$16,715	$62
Other intangible assets	7,200	1,661	5,539

Total	$23,977	$18,376	$5,601

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Aggregate amortization expense	$186	$347	$371	$842

Estimated amortization expense of intangible assets on future years:
For the year ended December 31, 2004	$742
For the year ended December 31, 2005	742
For the year ended December 31, 2006	742
For the year ended December 31, 2007	742
For the year ended December 31, 2008	742

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at June 30, 2004 and 2003 were $176.0 million and $164.9 million, respectively. As of June 30, 2004 and 2003, standby letters of credit totaling $34.3 million and $26.5 million, respectively were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $42.7 million and $39.0 million during the six-months ended June 30, 2004 and 2003, respectively. Net futures activity resulted in gains of $0.1 million for the six-months ended June 30, 2004 and losses of $0.6 million for the same period in 2003. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the six-months ended June 30, 2004, contracts to purchase and to sell foreign currency averaged approximately $14.8 million compared to $11.2 million during the same period in 2003. The net gains on these foreign exchange contracts for the six-months ended June 30, 2004 and 2003 were $0.7 million and $0.8 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona and Illinois. At June 30, 2004, the Company did not have any significant credit concentrations in any particular industry.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

Contract or Notional Amount (dollars in thousands)

	June 30,		December 31, 2003
	2004	2003
Commitments to extend credit for loans (excluding credit card loans)	$899,974	$814,725	$796,737
Commitments to extend credit under credit card loans	899,103	843,388	891,493
Commercial letters of credit	3,955	6,179	7,341
Standby letters of credit	176,043	164,925	171,293
Futures contracts	46,900	41,600	38,300
Forward foreign exchange contracts	11,020	17,230	8,033

7. Business Segment Reporting

The Company has strategically aligned its operations into four major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Lines of business financial results produced by the Company’s internal management accounting system are evaluated regularly in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each line of business using methodologies which are refined on an ongoing basis. The Business Segments were redefined at the end of 2002, adding the Investment Services Group (described below) in the place of the Investment Banking segment used in previous Business Segment reporting. With the acquisition of Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.), revenues resulting from mutual fund back office activities have created a need to recognize the Investment Services Group as a line of business. The Investment Banking segment shown in previous reports on Business Segments consists primarily of the Company’s investment portfolio, and is now allocated to the Business Segments shown below. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2004. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

Business Segment Information

Line of business/segment financial results were as follows (dollars in thousands):

	Three Months Ended June 30
	Commercial Banking		Retail Banking
	2004	2003	2004	2003
Net interest income	$22,982	$25,052	$19,314	$21,465
Provision for loan losses	507	1,105	1,224	1,935
Noninterest income	20,239	19,119	14,205	15,521
Depreciation and amortization	1,706	1,507	4,389	4,392
Noninterest expense	28,831	27,810	30,391	30,425
Net income (loss)	12,177	13,749	(2,485)	234

Average Assets	4,489,355	4,737,383	2,238,251	2,328,759
Expenditures for additions to premises and equipment	1,829	1,076	2,504	2,507

	Trust and Wealth Management		Investment Services Group
	2004	2003	2004	2003
Net interest income	$114	$107	$1,572	$1,931
Provision for loan losses	—	—	—	—
Noninterest income	13,447	11,725	7,065	7,434
Depreciation and amortization	1,137	1,382	673	573
Noninterest expense	10,333	8,138	6,953	6,637
Net income (loss)	2,091	2,312	1,011	2,155

Average Assets	30,145	48,478	61,996	50,499
Expenditures for additions to premises and equipment	1,174	1,514	621	1,126

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Treasury and Other		Total Consolidated Company
	2004	2003	2004	2003
Net interest income	$455	$231	$44,437	$48,786
Provision for loan losses	—	—	1,731	3,040
Noninterest income	485	5,607	55,441	59,406
Depreciation and amortization	—	—	7,905	7,854
Noninterest expense	3,101	6,560	79,609	79,570
Net income (loss)	(4,380)	(4,974)	8,414	13,476

Average Assets	—	—	6,819,747	7,165,119
Expenditures for additions to premises and equipment	—	—	6,128	6,223

	Six Months Ended June 30
	Commercial Banking		Retail Banking
	2004	2003	2004	2003
Net interest income	$46,321	$50,702	$38,632	$44,039
Provision for loan losses	1,014	2,798	2,519	4,215
Noninterest income	41,730	39,280	27,674	30,077
Depreciation and amortization	3,200	2,998	8,486	8,940
Noninterest expense	56,931	55,620	60,688	61,264
Net income (loss)	26,906	28,566	(5,387)	(303)

Average Assets	4,568,522	4,915,113	2,332,875	2,333,100
Expenditures for additions to premises and equipment	2,891	2,296	6,384	4,548

	Trust and Wealth Management		Investment Services Group
	2004	2003	2004	2003
Net interest income	$292	$207	$3,476	$4,121
Provision for loan losses	—	—	—	—
Noninterest income	27,053	23,181	14,342	14,421
Depreciation and amortization	2,787	2,740	1,266	1,157
Noninterest expense	19,415	16,116	13,699	12,371
Net income (loss)	5,143	4,532	2,853	5,014

Average Assets	31,748	51,144	58,926	49,545
Expenditures for additions to premises and equipment	2,574	2,740	1,069	2,035

	Treasury and Other		Total Consolidated Company
	2004	2003	2004	2003
Net interest income	$886	$455	$89,607	$99,524
Provision for loan losses	—	—	3,533	7,013
Noninterest income	5,530	11,195	116,329	118,154
Depreciation and amortization	—	—	15,739	15,835
Noninterest expense	11,361	12,570	162,094	157,941
Net income (loss)	(10,343)	(9,826)	19,172	27,983

Average Assets	—	—	6,992,071	7,348,902
Expenditures for additions to premises and equipment	—	—	12,918	11,619

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the condensed consolidated financial condition and results of operations of the Company. This review highlights the material changes in the results of operations and changes in financial condition for the six-month period ended June 30, 2004. It should be read in conjunction with the accompanying consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The sustained low interest rate environment adversely impacts the Company’s net interest income as our balance sheet is structured to be both very short in duration and liquid. Management believes that strong liquidity and capital are necessary given the types of products and services the Company offers, particularly as it relates to treasury and cash management products and services. A strong liquidity and capital position provide assurances that the cash needs of the Company can be met. This position adversely impacts the Company’s net interest income in a declining rate environment. However, in an increasing rate environment, this position should benefit the Company. Management believes that we are entering into a period of rising interest rates given the overall expansion of the economy and the size of both the Federal and trade deficits. Also, the Federal Reserve desires to gently control inflationary pressures within the economy. Item 3, Quantitative Disclosures about Market Risk discusses in detail the impact of rising and declining rates on net interest income.

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

The Company’s goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company’s size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. The Company has experienced growth in the new markets it entered during the 1990’s. There has been a demand in these markets for bank services delivered with a customer-centric focus. The Company has entered the Phoenix, Arizona market in 2004 through a loan production office. Management believes that the Phoenix, Arizona market will provide additional loan growth. The Company has already experienced loan growth in this new market. The Company will continue to focus its efforts to attract a customer base that values the advantages of banking with a company headquartered in their market while still possessing the products and services of a much larger institution.

Earnings Summary

The Company recorded consolidated net income of $8.4 million for the three-months ended June 30, 2004, compared to $13.5 million for the same period a year earlier. This represents a 37.6% decrease over the three-month period ended June 30, 2003, which was primarily due to lower net interest income. Earnings per share for the second quarter 2004 were $0.39 per share compared to $0.62 per share for the second quarter 2003. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2004 was 0.50% and 4.14% respectively, as compared to 0.75% and 6.67% for the three-month period ended June 30, 2003.

The Company recorded consolidated net income of $19.2 million for the six-months ended June 30, 2004, compared to $28.0 million for the same period a year earlier. This represents a 31.5% decrease over the six-month period ended June 30, 2004, which was primarily due to lower net interest income. Earnings per share for the six-months ended June 30, 2004 were $0.88 per share compared to $1.28 per share for the same period a year earlier. Return on average assets and return on average shareholders’ equity for the six-month period ended June 30, 2004 was 0.55% and 4.70% as compared to 0.77% and 6.98% for the six-month period ended June 30, 2003.

Net interest income for the second quarter of 2004 declined 8.9% from the second quarter 2003. Net interest income for the year-to-date June 30, 2004 declined 10.0% compared to year-to-date June 30, 2003. The decline in 2004 compared to 2003 was due to lower loan, investment and interest bearing deposit rates.

Provision for loan losses declined $1.3 million in the second quarter of 2004 and $3.5 million for the year-to-date June 30, 2004, compared to the same periods a year earlier. The decline was due to lower net charge-offs and an adequate reserve for loan losses compared to management’s estimate of inherent losses within the loan portfolio.

Noninterest income decreased $4.0 million in the second quarter of 2004. The decrease was caused by a reduction in fees from the sale of the Company’s employee benefit accounts.

Noninterest income decreased $1.8 million for the six-months ended June 30, 2004 due to lower trust and securities processing fees and lower trading and investment banking income. These were partially offset by a $3.1 million one-time gain on the sale of employee benefit accounts and higher service charges on deposits.

Noninterest expenses remained flat for the second quarter of 2004 compared to the second quarter of 2003.

Noninterest expense increased $4.0 million for the year-to-date June 30, 2004 compared to year-to-date June 30, 2003 primarily due to costs associated with the sale of the employee benefit accounts in the amount of $2.4 million.

Results of Operations

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affects net interest income. For the three-month period ended June 30, 2004 net interest income declined $4.3 million and the year-to-date ended June 30, 2004 declined $9.9 million. The decline was due to lower rates. Table 1 shows the lower rates that were experienced in all of the categories of earnings assets and interest-bearing liabilities. Analysis of changes in net interest income in Table 2 also shows that the net interest income declined due to lower rates. The earning asset portfolio, by design, is very short in duration and has been negatively impacted by the continuation of lower interest rates.

Management anticipates that there will be some improvement in its net interest income. In the short-term, a recovering economy is expected to spur higher demand for commercial and consumer loans. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. In addition, over the next several quarters, most economists believe that interest rates will rise, which will depend on actions by the Federal Reserve Bank. On June 30, 2004 the Federal Reserve Bank raised interest rates 25 basis points. Given the term of Company’s earning assets, a rising rate environment would have a positive impact on the Company’s net interest income. However, before any positive impact on interest margin is realized, the Company will have to experience increased loan growth and more rate increases from the Federal Reserve. Finally, management has undertaken a strategic initiative to focus additional efforts on marketing, product enhancements and streamlining the approval process for both commercial and consumer loan product suites. These efforts are designed to increase volumes of new applications and booked loans.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis would have been 3.50% for the year-to-date June 30, 2004 and 3.85% for the year-to-date June 30, 2003 and 3.56% for the three-months ended June 30, 2004 and 3.82% for the three-months ended June 30, 2003.

	Six Months Ended June 30,
	2004		2003
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,730,978	4.85%	$2,553,153	5.53%
Securities:
Taxable	2,436,347	2.39	3,031,403	2.64
Tax-exempt	624,251	4.77	721,112	5.53

Total securities	3,060,598	2.87	3,752,515	3.20
Federal funds and resell agreements	280,220	1.19	125,451	1.26
Other earning assets	67,536	2.87	52,504	3.27

Total earning assets	6,139,332	3.67	6,483,623	4.08
Allowance for loan losses	(44,122)		(39,158)
Other assets	896,861		904,437

Total assets	$6,992,071		$7,348,902

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,133,526	0.80%	$3,644,416	1.04%
Federal funds and repurchase agreements	1,047,743	0.83	1,034,105	0.94
Borrowed funds	41,717	2.69	37,896	3.69

Total interest-bearing liabilities	4,222,986	0.82	4,716,417	1.04
Noninterest-bearing demand deposits	1,900,259		1,755,968
Other liabilities	48,532		68,020
Shareholders’ equity	820,294		808,497

Total liabilities and shareholders’ equity	$6,992,071		$7,348,902

Net interest spread		2.85%		3.04%
Net interest margin		3.11		3.32

	Three Months Ended June 30,
	2004		2003
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,763,893	4.81%	$2,556,831	5.43%
Securities:
Taxable	2,241,799	2.47	2,844,869	2.57
Tax-exempt	611,002	4.70	718,919	5.51

Total securities	2,852,801	2.95	3,563,788	3.17
Federal funds and resell agreements	258,664	1.19	116,406	1.26
Other earning assets	68,596	2.83	49,907	3.02

Total earning assets	5,943,954	3.73	6,286,932	4.05
Allowance for loan losses	(44,327)		(40,044)
Other assets	920,120		918,231

Total assets	$6,819,747		$7,165,119

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,043,897	0.79%	$3,567,846	0.98%
Federal funds and repurchase agreements	947,416	0.84	913,774	0.92
Borrowed funds	38,780	2.75	31,883	3.16

Total interest-bearing liabilities	4,030,093	0.82	4,513,503	0.98
Noninterest-bearing demand deposits	1,915,373		1,775,354
Other liabilities	56,093		66,022
Shareholders’ equity	818,188		810,240

Total liabilities and shareholders’ equity	$6,819,747		$7,165,119

Net interest spread		2.91%		3.07%
Net interest margin		3.18		3.34

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (the total earning assets less interest-bearing liabilities) increased $140.4 million for the three-month period ended June 30, 2004 compared to the same period in 2003 and increased $149.1 million for the six-month period ended June 30, 2004 compared to the same period in 2003.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2004 vs 2003			Six Months Ended June 30, 2004 vs 2003
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$2,586	$(4,237)	$(1,651)	$4,757	$(8,867)	$(4,110)
Securities:
Taxable	(3,792)	(696)	(4,488)	(7,280)	(3,513)	(10,793)
Tax-exempt	(775)	(759)	(1,534)	(1,492)	(1,526)	(3,018)
Federal funds sold and resell agreements	418	(21)	397	922	(46)	876
Other	138	(24)	114	231	(110)	121

Interest income	(1,425)	(5,737)	(7,162)	(2,862)	(14,062)	(16,924)
Change in interest incurred on:
Interest-bearing deposits	(1,166)	(1,538)	(2,704)	(2,408)	(3,965)	(6,373)
Federal funds purchased and repurchase agreements	72	(195)	(123)	64	(562)	(498)
Other borrowed funds	50	(36)	14	65	(201)	(136)

Interest expense	(1,044)	(1,769)	(2,813)	(2,279)	(4,728)	(7,007)

Net interest income	$(381)	$(3,968)	$(4,349)	$(583)	$(9,334)	$(9,917)

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Average earning assets	$5,943,954	$6,286,932	$(342,978)	$6,139,332	$6,483,623	$(344,291)
Interest-bearing liabilities	4,030,093	4,513,503	(483,410)	4,222,986	4,716,417	(493,431)

Interest free funds	$1,913,861	$1,773,429	$140,432	$1,916,346	$1,767,206	$149,140

Free funds ratio (free funds to earning assets)	32.20%	28.21%	3.99%	31.21%	27.26%	3.95%
Tax-equivalent yield on earning assets	3.73%	4.05%	(0.32)%	3.67%	4.08%	(0.41)%
Cost of interest-bearing liabilities	0.82	0.98	(0.16)	0.82	1.04	(0.22)

Net interest spread	2.91%	3.07%	(0.16)%	2.85%	3.04%	(0.19)%
Benefit of interest free funds	0.27	0.27	—	0.26	0.28	(0.02)

Net interest margin	3.18%	3.34%	(0.16)%	3.11%	3.32%	(0.21)%

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

Management of the Company increased the ALL from 1.53% of total loans to 1.57% for June 30, 2003 and 2004, respectively. This increase was primarily due to an increase in total loans of $210.7 million as of June 30, 2004 compared to June 30, 2003.

The Company recorded a provision for loan losses of $1.7 million for the second quarter 2004 compared to $3.0 million for the second quarter 2003. Also, the Company recorded a provision for loan losses of $3.5 million for the six-months ended June 30, 2004 compared to $7.0 million for the six-months ended June 30, 2003. The Company decreased its loan loss provision due to lower net charge-offs and an adequate reserve compared to management’s estimate of inherent losses within the loan portfolio.

Table 3 presents a summary of the Company’s ALL for the six-months ended June 30, 2004 and six-months ended June 30, 2003 and for the year ended December 31, 2003. Also please see “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSS (dollars in thousands)

Six Months Ended June 30,	Year Ended December 31, 2003
2004	2003
Allowance, January 1	$43,494	$37,328	$37,328
Provision for loan losses	3,533	7,013	12,005
Charge-offs:
Commercial	(495)	(720)	(2,320)
Consumer:
Bankcard	(2,812)	(3,236)	(6,175)
Other	(1,177)	(1,619)	(2,825)
Real estate	(4)	—	(17)
Agricultural	—	—	—

Total charge-offs	$(4,488)	$(5,575)	$(11,337)
Recoveries:
Commercial	$993	$192	$2,998
Consumer:
Bankcard	520	551	1,097
Other	691	632	1,294
Real estate	1	108	109
Agricultural	—	—	—

Total recoveries	$2,205	$1,483	$5,498

Net charge-offs	$(2,283)	$(4,092)	$(5,839)

Allowance end of period	$44,744	$40,249	$43,494

Average loans, net of unearned interest	$2,730,978	$2,553,153	$2,558,794
Loans at end of period, net of unearned interest	2,848,092	2,637,388	2,722,292
Allowance to loans at end of period	1.57%	1.53%	1.60%
Allowance as a multiple of net charge-offs	9.80	x	4.92	x	7.45	x
Net charge-offs to:
Provision for loan losses	64.62%	58.35%	48.64%
Average loans	0.08	0.16	0.23

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability as fee-based services are non-credit related, and provide steady income which is not directly affected by fluctuations in interest rates. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company’s ongoing focus is to develop and offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage and cash management. Management believes that it can offer these products and services both efficiently and profitably as most of these are driven off of common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Trust and securities processing	$17,960	$21,618	$37,073	$42,738
Trading and investment banking	4,928	4,904	10,015	10,936
Service charge on deposits	18,357	17,816	37,169	35,568
Insurance and brokerage	2,751	3,601	6,230	6,820
Bankcard fees	7,958	8,206	15,432	15,722
Gains on sales of securities available for sale, net	—	6	141	6
Other	3,487	3,255	10,269	6,364

Total noninterest income	$55,441	$59,406	$116,329	$118,154

Quarter-To-Date

Noninterest income (summarized in Table 4) decreased 6.7% for the second quarter 2004 compared to the same period in 2003. The decrease was primarily due to lower trust and securities processing fees primarily due to the sale of employee benefit accounts.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees decreased $3.7 million in the second quarter of 2004 compared to the second quarter of 2003. The decrease was caused by a decrease in employee benefit accounts fees in the amount of $4.0 million due to the sale of these accounts.

Fees and service charges on deposit accounts increased $0.5 million for the three-months ended June 30, 2004 compared to the same period in 2003. The increase in fees was primarily related to new corporate deposit relationships and the sale of additional cash management services.

Year-To-Date

Noninterest income (summarized in Table 4) decreased 1.5% for the six-months ended June 30, 2004 compared to the same period in 2003. The decrease in 2004 was primarily due to lower trust and securities processing fees, and lower trading and investment banking income. These were partially offset by a $3.1 million gain on the sale of the employee benefit accounts and higher service charges on deposits.

Trust and securities processing fees decreased $5.7 million for the six-months ended June 30, 2004 compared to the six-months ended June 30, 2003. The decrease was caused by a decrease in employee benefit accounts fees in the amount of $7.1 million due to the sale of these accounts. This decrease was partially offset by higher corporate trust fees in the amount of $0.7 million and higher fees from UMB Scout Funds of $0.7 million. Trust and securities processing fees may continue to be lower this year compared to last year due to the sale of the employee benefit accounts. However, management of the Company believes that the current rebound in the securities market is having a positive impact on fees. If the securities market and public and market confidence in mutual funds continue to rebound, as is anticipated by most analysts, the Company’s fees for custody of securities and the servicing of mutual fund assets would increase. In addition, management believes that the overall quality and performance of both its investment management and UMB Scout Funds will attract both increased and new investable dollars to it as assets under management. Management is also introducing a wrap product which will allow our brokerage operations and UMB sales associates to provide an investment advisory product offering various Mutual Funds including the UMB Scout Funds to retail clients. Finally, the Company has put a special emphasis on selling the Scout Funds through our institutional channels by the establishment of a dedicated sales force. As a result of the dedicated sales force, the Scout Funds has realized net new inflows of $75.0 million for the quarter ended June, 30, 2004 and $120.0 million for the year-to-date June 30, 2004.

Trading and investment banking consists mostly of fees earned from the sale of bonds to the Company’s correspondent banking market and throughout its brokerage operations. Fees decreased $0.9 million for the year-to-date June 30, 2004 compared to the same period in 2003. The bond market in 2003 was very active and rising; however, in 2004 the bond market has retrenched which is the primary reason for the decline.

Fees and service charges on deposit accounts increased $1.6 million for the six-months ended June 30, 2004 compared to the same period in 2003. The increase in fees was primarily related to new corporate deposit relationships and the sale of additional cash management services. Corporate service charges also increased due to lower compensating balances maintained by corporate customers and the lower earnings credit rate allowed on those balances. An increase in the interest rate would have a negative impact on fees within this business sector. However, management believes that the overall economic recovery should increase the Company’s number of cash management customers and the corresponding number of transactions in customer accounts which would offset any adverse impact in fees caused by a rise in interest rates.

Other income increased $3.9 million for the year-to-date June 30, 2004 compared to same period in 2003. The increase was primarily due to the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. in the amount of $3.1 million. Under the terms of the contract for the sale of the employee benefit accounts to Marshall & Ilsley Trust Company, n.a., the Company may be entitled to additional sale proceeds in the form of an earnout payable to the Company in the first quarter of 2005. The earnout payment is based upon projected gross revenues of those employee benefit accounts retained by Marshall & Ilsley during certain periods after the closing date and cannot yet be determined by the Company.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Salaries and employee benefits	$48,575	$48,905	$97,323	$98,799
Occupancy, net	6,546	6,205	12,899	12,057
Equipment	10,881	10,489	21,644	20,759
Supplies, postage and telephone	5,654	5,877	11,230	11,769
Marketing and business development	3,947	3,713	7,455	7,057
Processing fees	5,050	5,355	10,300	9,911
Legal and consulting	2,165	1,811	4,413	3,217
Amortization of intangibles	186	347	371	842
Other	4,510	4,722	12,198	9,365

Total noninterest expense	$87,514	$87,424	$177,833	$173,776

Quarter-To-Date

Noninterest expense (summarized in table 5) remained flat for the second quarter of 2004 compared to second quarter 2003. No expense category had a variance greater than $500 thousand.

Year-To-Date

Noninterest expense (summarized in table 5) increased $4.1 million for the year-to-date June 30, 2004 compared to the same period in 2003. The increase was primarily due to costs associated with the sale of the employee benefit accounts in the amount of $2.4 million. There will be no additional expenses related to the sale of the employee benefit accounts. This cost is reflected in the other expense line shown above.

Salaries and employee benefits declined $1.5 million for the year-to-date June 30, 2004 compared to the same period in 2003. Salaries decreased $2.3 million primarily due to lower staffing levels reflecting a concentrated effort on the part of management to decrease overhead costs. To illustrate, the Company’s full time equivalent employees dropped from 3,959 at June 30, 2003 to 3,641 at June 30, 2004. A decrease in salaries is expected to continue as the Company is committed to becoming more efficient.

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

Other expense increased primarily due to the costs associated with the sale of the employee benefit accounts in the amount of $2.4 million.

Strategic Lines of Business

The Company’s operations are strategically aligned into four major lines of business: Commercial Banking; Retail Banking; Trust and Wealth Management; and Investment Services Group. The lines of business are differentiated by the products and services offered. The Treasury and Other category includes items not directly associated with the other lines of business. Note 7 to the Condensed Consolidated Financial Statements describes how these segments were identified and presents financial results of the lines of business for the three months ended June 30, 2004 and 2003 and six-months ended June 30, 2004 and 2003. Table 6 below summarizes the net income (loss) for each line of business for the three months ended June 30, 2004 and 2003 and six-months ended June 30, 2004 and 2003.

Table 6

NET INCOME (LOSS) BY LINE OF BUSINESS (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Line of Business
Commercial Banking	$12,177	$13,749	$26,906	$28,566
Retail Banking	(2,485)	234	(5,387)	(303)
Trust and Wealth Management	2,091	2,312	5,143	4,532
Investment Services Group	1,011	2,155	2,853	5,014
Treasury and Other	(4,380)	(4,974)	(10,343)	(9,826)

Total Consolidated Company	$8,414	$13,476	$19,172	$27,983

Commercial Banking’s net income declined $1.6 million for the second quarter of 2004 compared to the second quarter of 2003 and declined $1.7 million for the year-to-date June 30, 2004 compared to year-to-date June 30, 2003.

Net interest income decreased in both the three-months and six-months ended June 30, 2004, compared to 2003 due to the sustained low rate environment and the corresponding impact of repricing of earning assets, but were partially offset by higher noninterest income resulting from strong sales of cash management products and services. A lower provision for loan losses, due to a reduction in net charge-offs, contributed to net income. Any increase in interest rates, as expected by most economists, would have the most significant impact on this business segment, causing net interest income to rise. Because deposit service charges are also affected by interest rates due to the earnings credit on commercial accounts, noninterest income is expected to decrease in a rising rate environment. Management believes any decrease in deposit service charges would be more than offset by the increase in net interest income. Management also believes that an anticipated improving economy would spur an increase in both loan commitments and outstanding loan balances which would generate increased net interest income.

Retail Banking’s net income decreased $2.7 million in the second quarter of 2004 to a net loss of $2.5 million compared to the second quarter 2003. Retail Banking’s net loss increased $5.1 million year-to-date June 30, 2004 compared to year-to-date June 30, 2003. The increase in net loss for both the three-months and six-months ended June 30, 2004, was primarily due to a decrease in the net interest income resulting from the sustained low rate environment. Retail banking is a source of funding for other activities within the Company. Due to the competitive nature of deposit pricing within the Company’s markets, the Company’s affiliates and subsidiaries were unable to continue to lower deposit rates to keep pace with the decreases in earning asset yields and still remain competitive. The greatest potential for improving net income for this business segment lies in the continued focus on offering products and services in the most efficient manner and by booking more loans through the branch structure. Management’s intent is to aggressively market its home equity line of credit, direct auto loans and credit card products to more efficiently optimize its branch network as a source of earning assets.

Trust and Wealth Management’s net income decreased $0.2 million in the second quarter of 2004 compared to the second quarter of 2003. The decrease was due to an increase in noninterest expense for one time expenses related to the conversion to an updated version of the software system used by the segment and higher fees paid to a third party for a new trust product. Trust and Wealth Management’s net income increased $0.6 million for the year-to-date June 30, 2004 compared to the same period in 2003. The increase was due to higher noninterest income from increased fee income. The greatest impact for earnings improvement in this business segment lies in continued increased sales of products and services and improved equity and financial markets, since most revenues are related to the market value of customer investments.

Investment Services Group net income decreased $1.1 million for the second quarter 2004 compared to the same period in 2003 and decreased $2.2 million year-to-date 2004 compared to the same period in 2003. The decreases for the three-months and six-months ended June 30, 2004 were due to increased noninterest expense resulting from costs of new technology to improve processing to better serve our customers. Improvement in the equity and financial markets, and in particular, improvements in the mutual fund industry, would provide the greatest opportunity for improved earnings for this business segment. Management believes that the Company has a distinct advantage over its competitors by being able to provide the full range of services to mutual fund providers under one umbrella.

The net loss for the Treasury and Other category was $4.4 million for the second quarter of 2004, compared to a net loss of $5.0 million for the same period in 2003. The net loss was $10.3 million for the year-to-date June 30, 2004 compared to a net loss of $9.8 million for the same period in 2003. The net loss for all periods includes unallocated income tax expense for the consolidated Company. The decrease in net loss for the second quarter is related primarily to lower taxes resulting from lower taxable income. The increase in net loss for the year-to-date was higher due to higher unallocated expenses partially offset by the benefit of lower taxes.

Balance Sheet Analysis

Total assets of the Company declined $816.4 million as of June 30, 2004 compared to December 31, 2003 and $216.1 million compared to June 30, 2003 due to lower investment securities.

Table 7

Selected Balance Sheet Information (dollars in thousands)

	June 30,		December 31, 2003
	2004	2003
Total Assets	$6,932,602	$7,148,668	$7,748,981
Loans, Net of Unearned Interest	2,848,092	2,637,388	2,722,292
Total Investment Securities	2,728,806	3,314,717	3,721,943
Total Earning Assets	5,972,842	6,232,053	6,740,070
Total Deposits	5,011,168	5,251,522	5,635,687
Total Borrowed Funds	1,069,928	1,017,990	1,260,811

Loans

Loan balances have increased $125.8 million as of June 30, 2004 compared to December 31, 2003 and $210.7 million compared to June 30, 2003. The increases in loans were in commercial, real estate and consumer categories. These increases were due to management’s effort to focus on new commercial and consumer loan relationships, as well as the overall improvement in the economy resulting in slightly higher loan demand.

Loans represent the Company’s largest source of interest income. Management plans to continue to focus on growing our consumer and middle market business as these market niches represent our best opportunity to cross-sell fee-related services, such as cash management. In addition, management intends to develop a small business initiative as this segment represents a growth opportunity for the Company. J. Mariner Kemper, Chairman and Chief Executive Officer, and other members of the Commercial Banking Division’s management team, will primarily focus on the acquisition of new loan customers and acquire additional business from our new and existing loan customers by selling our products and services to them. Management has also streamlined the commercial and consumer loan process and has granted increased loan authority to our commercial loan sales force in our markets. However, the Company will continue to maintain the higher standards of credit quality.

Management believes that loan balances will continue to increase in the near future through our selling and cross selling efforts and a continuing improving economy. The loan increases will be funded by increased deposits or investment security maturities. Higher interest rates on loans compared to those available in the securities market will improve net interest income.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within the quantitative and qualitative disclosure about market risk in Item 3 of this report.

Securities

Securities available for sale and securities held to maturity comprised 46%, 53% and 55% respectively, of the earning assets as of June 30, 2004, June 30, 2003 and December 31, 2003. Securities totaled $2.7 billion as of June 30, 2004 compared to $3.3 billion as of June 30, 2003 and compared to $3.7 billion at December 31, 2003. The decreases in securities as of June 30, 2004 compared to June 30, 2003 and December 31, 2003 resulted from lower trust and mutual fund clients’ deposits and borrowed funds.

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

Loan demand is expected to be the primary factor impacting changes in the level of security holdings. If deposit growth is unable to keep pace with expected loan growth, the funding for the loan growth would come from security maturities.

Deposits and Borrowed Funds

Deposits have declined to $5.01 billion at June 30, 2004 compared to $5.25 billion at June 30, 2003 and $5.64 billion at December 31, 2003. The decline in deposits between June 30, 2004 and June 30, 2003 was due to the loss of the trust money market account related to the employee benefit accounts that were sold. The decline in deposits between June 30, 2004 and December 31, 2003 was due to the cyclical nature of public fund tax deposits of counties, school districts, etc. and the loss of the trust money market account.

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

Deposits have cyclical trends where deposits fluctuate, particularly at fiscal year end (December 31) due to the public fund tax deposits. Deposits will also increase when interest rates increase as customers will normally return to receive higher interest yields. Management believes that deposits will increase in addition to normal cyclical trends through the Company’s efforts to acquire new customers and cross sell our deposit products to existing customers.

Federal funds purchased and securities sold under agreement to repurchase totaled $985 million at June 30, 2004, compared to $935 million at June 30, 2003 and $1.2 billion at December 31, 2003. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

Borrowed Funds have trended in the $930 million to $1.2 billion range during the past couple of years with $1.0-$1.2 billion range at December 31. Borrowed Funds increase at December 31 due to public fund money through repurchase agreements. Borrowed Funds are a function of the source and uses of funds. Borrowings other than repurchase agreements will increase on a temporary basis to cover any short term gaps in the source and use of funds.

Capital and Liquidity

Total shareholders’ equity was $806.0 million at June 30, 2004, compared to $806.5 million at June 30, 2003 and $811.9 million at December 31, 2003. During each year, management has the opportunity to repurchase shares of the Company’s stock at prices, which, in management’s opinion, would enhance overall shareholder value. During the six-months ended June 30, 2004 and 2003, the Company acquired 36,727 shares and 232,792 shares, respectively, of its common stock. The Company’s Board of Directors authorized at its April 29, 2004 meeting the repurchase of the Company’s common stock up to one million shares during the next 12 months.

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

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 19.33% and total capital ratio of 20.48% substantially exceed the regulatory minimums.

Management believes that the liquidity of the Company will remain stable.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements

	Six Months Ended June 30,
RATIOS	2004	2003
Return on average assets	0.55%	0.77%
Return on average equity	4.70	6.98
Average equity to assets	11.73	11.00
Tier 1 risk-based capital ratio	19.33	19.33
Total risk-based capital ratio	20.48	20.37
Leverage ratio	11.15	10.23

The Company’s per share data is summarized in the table below.
	Six Months Ended June 30,
Per Share Data	2004	2003
Earnings Basic	$0.88	$1.28
Earnings Diluted	0.88	1.28
Cash Dividends	0.42	0.40
Dividend payout ratio	47.73%	31.25%
Book value	$37.18	$37.08

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Loan commitments and standby letters of credit are subject to the same credit risks as loans that are on the balance sheet. With continuing expected improvement in the economy, it would be expected that off-balance sheet arrangements would grow in the number of commitments. Please see note 6, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2003.

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

Goodwill and other intangibles are now to be accounted for under SFAS No. 142, which was effective January 1, 2002. Goodwill is no longer amortized, but is tested periodically for impairment. The Company has performed three impairment tests of goodwill since inception of the new standard. As a result of those tests, the Company has not recorded an impairment charge. The Company is amortizing other intangibles over their estimated useful life of 10 years.

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

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes assumptions regarding new loans and deposits based on historical analysis, management’s outlook and repricing strategies. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of June 30, 2004 and 2003 and December 31, 2003. Table 9 sets forth, for June 30, 2004 and 2003 and December 31, 2003, the increase or decrease (as applicable) in Net Portfolio Value that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; and an immediate decrease of 100 basis points. Table 9 includes both instruments entered into for trading purposes and the instruments entered into for other than trading purposes.

The net portfolio value as of June 30, 2004 includes the 25 basis points increase in rates enacted by the Federal Reserve Bank. The net portfolio value as of June 30, 2004 is higher than December 31, 2003 at both 100 and 200 basis point increases. The increase was due to total assets, loans, investment securities and deposits being at higher levels at December 31, 2003. The Company should benefit from rate increases because a majority of its earning assets and deposits have been repriced. The net portfolio value as of June 30, 2004 is higher than June 30, 2003. The increase was due to total assets, investment securities and deposits at higher levels at June 30, 2003. The Company should benefit from rate increases.

Table 9

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	Net portfolio value
	June 30, 2004			June 30, 2003			December 31, 2003
	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
200	$1,801,652	$169,884	10.41%	$1,309,515	$268,244	25.76%	$1,323,774	$278,504	26.64%
100	1,716,710	84,942	5.21	1,175,393	134,122	12.88	1,184,522	139,252	13.32
Static	1,631,768	—	—	1,041,271	—	—	1,045,270	—	—
(100)	1,513,877	(117,891)	(7.22)	1,013,040	(28,231)	(2.71)	1,022,952	(22,318)	(2.14)

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Loan prepayment and other market risks are developed from industry estimates of prepayment spreads and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of current interest rates, the scenarios that simulate a 100 basis point and a 200 basis point decrease cannot be completed as of June 30, 2004 and 2003 and December 31, 2003. Table 10 shows the net interest income, increase or decrease over the next twelve months as of June 30, 2004 and 2003, and December 31, 2003. The three periods show that if rates rise 100 or 200 basis points, net interest income will increase. This is a result of being asset sensitive, meaning assets reprice more quickly than liabilities, giving rise to an improved net interest income in an increasing rate environment and lower net interest income in a decreasing rate environment.

Table 10

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	June 30, 2004 Amount of change	June 30, 2003 Amount of change	December 31, 2003 Amount of change
200	$6,309	$11,864	$6,127
100	3,155	5,932	3,064
Static	—	—	—
(100)	—	—	—

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

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company also has foreign currency risks as a result of balances maintained in foreign banks. However, that risk is minimal; since the Company purchases foreign exchange contracts to avoid this risk. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. There is no market risk; since you have both a buy and sell at the same time. The only risk is counter party risk that the buyer or seller defaults on the contract. Please see Note 6 “Commitments, Contingencies and Guarantees” in the notes to the condensed financial statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans remained flat at June 30, 2004, compared to June 30, 2003 and increased $2.1 million compared to December 31, 2003. The major portion of nonperforming loans is due to six commercial loan customers.

The Company had no other real estate owned as of June 30, 2004 compared to $5.0 million as of June 30, 2003 and $78 thousand as of December 31, 2003. Loans past due more than 90 days totaled $3.7 million as of June 30, 2004, compared to $3.7 million as of June 30, 2003 and $3.1 million as of December 31, 2003.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 11

LOAN QUALITY (dollars in thousands)

	June 30,				December 31, 2003
	2004		2003
Nonaccrual loans	$14,512		$14,500		$12,431
Restructured loans	335		394		365

Total nonperforming loans	14,847		14,894		12,796
Other real estate owned	0		4,965		78

Total nonperforming assets	$14,847		$19,859		$12,874

Loans past due 90 days or more	$3,748		$3,722		$3,131
Allowance for Loans Losses	44,744		40,249		43,494

Ratios
Nonperforming loans as a % of loans	0.52%		0.56%		0.47%
Nonperforming assets as a % of loans plus other real estate owned	0.52		0.75		0.47
Nonperforming assets as a % of total assets	0.21		0.28		0.17
Loans past due 90 days or more as a % of loans	0.13		0.14		0.12
Allowance for Loan Losses as a % of loans	1.57		1.53		1.60
Allowance for Loan Losses as a multiple of nonperforming loans	3.01	x	2.70	x	3.40	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $2.5 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2004 was $2.0 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

i.	The following table provides information about purchases by the Company during the quarter ended June 30, 2004, of equity securities that are registered by the Company:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 30, 2004	—	$—	—	1,000,000
May 1-May 31, 2004	14,604	49.39	14,604	985,396
June 1-June 30, 2004	—	—	—	985,396

On April 18, 2003, the Company announced a plan to purchase up to one million shares of common stock. This plan expired or terminated April 18, 2004. On April 29, 2004 the Company announced a plan to purchase up to one million shares of common stock. This plan will terminate April 29, 2005. The above mentioned two plans were the only plans that the Company has issued and the April 18, 2003 plan expired or terminated on April 18, 2004 during the three-month period April 1, 2004 through June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

UMB Financial Corporation held its annual meeting of shareholders on April 29, 2004. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees listed in the proxy statement. At the meeting the shareholders approved the following proposals:

1.	Approval of 10 Class I directors to serve until the annual meeting in 2007 and two Class III directors to hold office until the annual meeting in 2006.

Directors	For	Withheld
Class I
Paul D. Bartlett	19,068,542	296,151
William L. Bishop	19,066,563	296,151
David R. Bradley, Jr.	15,481,512	296,151
Newton A. Campbell	19,041,680	296,151
James R. Elsesser	19,186,706	296,151
Peter J. Genovese	19,076,413	296,151
C.N. Hoffman III	19,084,183	296,151
Alexander C. Kemper	18,937,654	296,151
Mary Lynn Oliver	19,093,797	296,151
Kris A. Robbins	19,211,990	296,151

Class III
Terrence P. Dunn	18,607,030	296,435
Gregory M. Graves	18,836,810	296,435

Directors Who Will Continue In Office

Class II – Terms expiring in 2005

Miriam M. Allison

Thomas E. Beal

Richard Harvey

R. Crosby Kemper

Tom J. McDaniel

William J. McKenna

Robert W. Plaster

Paul Uhlmann, III

E. Jack Webster

Thomas J. Wood, III

Class III – Terms expiring in 2006 H. Alan Bell Cynthia J. Brinkley R. Crosby Kemper III John H. Mize, Jr. R. Crosby Kemper III Alan W. Rolley Thomas D. Sanders L. Joshua Sosland Dr. Jon Wefald

2.	Ratification of the Audit Committee’s retention of Deloitte & Touche LLP to serve as the Company’s independent auditors and to examine and audit the consolidated financial statements of the Company for the fiscal year 2004.

For	18,861,297
Against	120,389
Abstain	36,669

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	The following exhibits are filed herewith:

3.1	Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2, 2003, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 12, 2003.

3.2	Bylaws, amended as of January 29, 2004, incorporated by reference to Exhibit 3(ii) to the Company’s quarterly report on form 10-Q for the quarter ended March 31, 2004 and filed with the commission on May 7, 2004.

4.1	Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to the Company’s General Form for Registration of Securities on Form 10, dated March 4, 1993.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

Reports on Form 8-K:

i.	April 29, 2004 UMB Financial Corporation issued a press release announcing that the Board of Directors have authorized the purchase of up to one million shares of the Company’s common stock during the next 12 months. Also, the Board of Directors authorized a $0.21 per share dividend to holders as of June 10, 2004 payable July 1, 2004. Also on that date the Company issued a press release of first quarter earnings for the first quarter ended March 31, 2004. Also, on that date the Company issued a press release reporting that the Board of Directors had appointed Peter deSilva, President and Chief Operating Officer of the Company to fill a vacancy on the Board created when Mary Lynn Oliver resigned for personal reasons.

ii.	May 12, 2004 the Company issued a press release to announce today that R. Crosby Kemper III has resigned as chairman and CEO effective immediately. J. Mariner Kemper, chairman of UMB Bank, Colorado, has been elected as a director and will replace R. Crosby Kemper III as chairman and CEO of UMB Financial Corporation effective immediately. The Company also announced that Peter deSilva, current president and COO of UMB Financial Corporation will assume additional responsibilities and will become chairman and CEO of the lead bank UMB Bank, n.a. effective immediately.

iii.	June 28, 2004 the Company issued a press released announcing that Joseph J. Gazzoli would lead the Trust and Wealth Management Division of UMB Bank, n.a. and that William B. Greiner would be rejoining the Bank as Chief Investment Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Daniel C. Stevens
Daniel C. Stevens
Chief Financial Officer

/s/ Patrick J. Derpinghaus
Patrick J. Derpinghaus
Senior Vice President and Controller

Date: August 9, 2004