Form 10-Q
period 2004-09-30
UMB FINANCIAL CORP
filed 2004-11-08
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, UMB Financial Corporation had 21,652,925 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	September 30,		December 31, 2003
	2004	2003
ASSETS
Loans:
Commercial, financial and agricultural	$1,137,912	$1,159,641	$1,186,660
Real estate construction	20,420	16,204	18,519
Consumer	1,013,135	875,805	928,492
Real estate	646,296	583,505	581,154
Leases	5,028	7,241	7,467
Allowance for loan losses	(45,070)	(43,346)	(43,494)

Net loans	2,777,721	2,599,050	2,678,798
Securities available for sale:
U.S. Treasury and agencies	1,146,081	1,662,030	2,178,830
State and political subdivisions	417,302	437,018	391,869
Mortgage backed	949,258	795,516	836,570
Commercial paper	—	15,173	—

Total securities available for sale	2,512,641	2,909,737	3,407,269
Securities held to maturity:
State and political subdivisions (market value of $224,064, $361,234 and $314,705 respectively)	220,237	350,253	306,130
Federal Reserve Bank stock and other	8,504	8,527	8,544
Federal funds sold	20,000	47,077	11,978
Securities purchased under agreements to resell	334,748	72,216	264,737
Interest bearing due from banks	1,834	1,834	1,834
Trading securities	77,176	58,057	60,780

Total earning assets	5,952,861	6,046,751	6,740,070
Cash and due from banks	445,006	616,153	647,150
Bank premises and equipment, net	220,396	224,193	219,281
Accrued income	37,549	46,438	40,428
Goodwill on purchased affiliates	58,884	57,427	57,428
Other intangibles	5,045	5,787	5,601
Other assets	152,521	31,926	39,023

Total assets	$6,872,262	$7,028,675	$7,748,981

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,811,368	$1,926,205	$2,098,122
Interest-bearing demand and savings	2,088,305	2,377,024	2,451,743
Time deposits under $100,000	650,361	747,323	714,225
Time deposits of $100,000 or more	226,552	222,399	371,597

Total deposits	4,776,586	5,272,951	5,635,687
Federal funds purchased and repurchase agreements	1,076,140	784,772	1,173,927
Short-term debt	52,680	91,410	70,604
Long-term debt	15,744	16,694	16,280
Accrued expenses and taxes	20,842	37,872	28,148
Other liabilities	110,720	16,490	12,412

Total liabilities	6,052,712	6,220,189	6,937,058

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares, 27,528,365, 27,528,365 and 27,528,365 issued, 21,650,414, 21,737,284 and 21,694,078 shares outstanding, respectively.	27,528	27,528	27,528
Capital surplus	726,488	726,377	726,405
Retained earnings	299,084	268,449	281,556
Accumulated other comprehensive income	(4,103)	10,534	3,183
Treasury stock, 5,877,951, 5,791,081 and 5,834,287 shares, at cost, respectively	(229,447)	(224,402)	(226,749)

Total shareholders’ equity	819,550	808,486	811,923

Total liabilities and shareholders’ equity	$6,872,262	$7,028,675	$7,748,981

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans	$33,836	$33,186	$97,113	$100,218
Securities:
Taxable interest	13,766	15,612	42,666	55,301
Tax-exempt interest	4,673	6,284	14,390	19,021

Total securities income	18,439	21,896	57,056	74,322
Federal funds and resell agreements	1,048	347	2,707	1,131
Trading securities and other	616	290	1,550	1,103

Total interest income	53,939	55,719	158,426	176,774

INTEREST EXPENSE
Deposits	6,523	7,250	18,929	26,029
Federal funds and repurchase agreements	3,025	1,615	7,364	6,451
Short-term debt	21	63	109	149
Long-term debt	206	233	675	840

Total interest expense	9,775	9,161	27,077	33,469

Net interest income	44,164	46,558	131,349	143,305
Provision for loan losses	1,887	2,867	5,420	9,880

Net interest income after provision for loan losses	42,277	43,691	125,929	133,425

NONINTEREST INCOME
Trust and securities processing	18,822	21,918	55,896	64,657
Trading and investment banking	3,667	5,123	13,682	16,059
Service charges on deposits	18,599	17,921	55,767	53,489
Insurance and brokerage	2,652	3,277	8,882	10,096
Bankcard fees	9,239	9,402	27,093	27,901
Gains on sales of securities available for sale, net	—	—	141	6
Other	3,246	3,115	13,515	9,480

Total noninterest income	56,225	60,756	174,976	181,688

NONINTEREST EXPENSE
Salaries and employee benefits	47,271	48,601	144,593	147,398
Occupancy, net	6,643	6,454	19,542	18,512
Equipment	11,175	10,882	32,819	31,642
Supplies, postage and telephone	5,461	5,842	16,690	17,611
Marketing and business development	3,825	3,759	11,280	10,815
Processing fees	5,213	5,337	15,514	15,248
Legal and consulting	1,669	1,792	6,082	5,009
Amortization of other intangibles	185	183	556	1,025
Other	3,652	7,077	15,851	16,443

Total noninterest expense	85,094	89,927	262,927	263,703

Income before income taxes	13,408	14,520	37,978	51,410
Income tax expense	1,400	1,287	6,798	10,194

NET INCOME	$12,008	$13,233	$31,180	$41,216

PER SHARE DATA
Net income - Basic	$0.55	$0.61	$1.44	$1.89
Net income - Diluted	0.55	0.61	1.43	1.89
Dividends	0.21	0.20	0.63	0.60

Weighted average shares outstanding	21,664,878	21,743,916	21,675,626	21,805,939

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - January 1, 2003	$27,528	$726,368	$240,295	$23,678	$(215,069)	$802,800
Net income	—	—	41,216	—	—	41,216
Comprehensive income, change in unrealized gain on securities of $20,672, net of tax $7,528	—	—	—	(13,144)	—	(13,144)

Total comprehensive income						28,072
Cash dividends ($0.60 per share)	—	—	(13,062)	—	—	(13,062)
Purchase of treasury stock	—	—	—	—	(9,414)	(9,414)
Sale of treasury stock	—	—	—	—	24	24
Exercise of stock options	—	9	—	—	57	66

Balance - September 30, 2003	$27,528	$726,377	$268,449	$10,534	$(224,402)	$808,486

Balance - January 1, 2004	$27,528	$726,405	$281,556	$3,183	$(226,749)	$811,923
Net income	—	—	31,180	—	—	31,180
Comprehensive income, change in unrealized loss on securities of $11,662, net of tax $4,286 and the reclassification adjustment for gains included in net income of $141 net of tax $51	—	—	—	(7,286)	—	(7,286)

Total comprehensive income						23,894
Cash dividends ($0.63 per share)	—	—	(13,652)	—	—	(13,652)
Purchase of treasury stock	—	—	—	—	(3,175)	(3,175)
Sale of treasury stock	—	—	—	—	3	3
Exercise of stock options	—	83	—	—	474	557

Balance - September 30, 2004	$27,528	$726,488	$299,084	$(4,103)	$(229,447)	$819,550

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net Income	$31,180	$41,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,420	9,880
Depreciation and amortization	23,843	24,144
Deferred income taxes	(4,564)	2,659
Net (increase) decrease in trading securities and other earning assets	(16,396)	13,417
Gains on sales of securities available for sale	141	6
Amortization of securities premiums, net of discount accretion	22,676	18,127
Gain on sale of other assets	(1,852)	—
Changes in:
Accrued income	2,879	11,823
Accrued expenses and taxes	(4,192)	(2,753)
Other assets and liabilities, net	13,201	15,048

Net cash provided by operating activities	$72,336	$133,567

Investing Activities
Proceeds from maturities of securities held to maturity	$85,582	$80,004
Proceeds from sales of securities available for sale	10,977	—
Proceeds from maturities of securities available for sale	5,431,835	10,627,859
Purchases of securities held to maturity	(462)	—
Purchases of securities available for sale	(4,581,709)	(9,863,967)
Net increase in loans	(104,343)	(1,369)
Net increase in fed funds and resell agreements	(78,033)	(1,462)
Investment in consolidated subsidiary	(1,456)	(2,666)
Purchases of bank premises and equipment	(27,317)	(16,842)
Security settlements	(22,977)	—
Net change in unsettled securities transactions	—	3,418
Proceeds from sales of bank premises and equipment	5,038	207

Net cash provided by investing activities	$717,135	$825,182

Financing Activities
Net decrease in demand and savings deposits	$(650,192)	$(242,048)
Net decrease in time deposits	(208,909)	(331,948)
Net decrease in fed funds/repurchase agreements	(97,787)	(424,998)
Net decrease in short-term debt	(17,924)	(3,311)
Proceeds from long-term debt	3,380	5,995
Repayment of long-term debt	(3,916)	(15,603)
Cash dividends	(13,652)	(13,062)
Proceeds from exercise of stock options and sales of treasury shares	560	90
Purchases of treasury stock	(3,175)	(9,414)

Net cash used in financing activities	$(991,615)	$(1,034,299)

Decrease in cash and due from banks	$(202,144)	$(75,550)
Cash and due from banks at beginning of period	647,150	691,703

Cash and due from banks at end of period	$445,006	$616,153

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Per Share Data. Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 63,266 and 65,637 shares issueable under options granted by the Company at September 30, 2004 and 2003. Diluted year-to-date per share data includes diluted effect of 70,631 and 38,042 shares issueable under options granted by the Company at September 30, 2004 and 2003.

Accounting for Stock-Based Compensation. Stock-based compensation is recognized using the intrinsic value method for accounting purposes. Pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plan. The table below, in accordance with SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment to FASB Statement 123”, discloses the effect on the Company’s net income and per share data for the three months ended September 30, 2004 and 2003 and for the nine-months ended September 30, 2004 and 2003, had compensation costs for the Company’s plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2004	2003	2004	2003
Net income, as reported	$12,008	$13,233	$31,180	$41,216
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	85	68	250	219

Pro forma net income	$11,923	$13,165	$30,930	$40,997

Earnings per share:
Basic-as reported	0.55	0.61	1.44	1.89
Basic-pro forma	0.55	0.61	1.43	1.88
Diluted-as reported	0.55	0.61	1.43	1.89
Diluted-pro forma	0.55	0.60	1.42	1.88

3. New Accounting Pronouncements

Consolidation of Variable Interest Entities In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, which was revised by FIN No. 46 (Revised December 1, 2003), “Consolidation of Variable Interest Entities”. FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. FIN No. 46 (R) changes the effective date of FIN No. 46 for certain entities. Public companies shall apply either FIN No. 46 or FIN No. 46 (R) to their interests in special purpose entities (SPE) as of the first interim or annual period ending after December 15, 2003. The decision to apply FIN No 46 or FIN No. 46 (R) may be made on an SPE by SPE basis. The Company’s adoption of FIN No. 46 and FIN No. 46 (R) did not have a significant impact on its consolidated financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Emerging Issues Task Force (EITF) Issue 03-1 – “The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provides guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The provisions of EITF 03-1 are applicable to investments accounted for under SFAS No. 115, “Accounting for Certain Debt and Equity Securities”. Under the provisions of EITF 03-1, an investment is considered to be impaired if the fair value is less than that its amortized cost. The impairment is deemed to be other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the impairment is deemed other-then-temporary an impairment loss should be recognized in the income statement equal to the difference between the fair value and the cost basis.

The recognition and measurement guidance in EITF Issue 03-1 has been delayed until the task force provides further implementation guidance. For investments accounted for under SFAS No. 115 that are within the scope if EITF 03-1 the disclosure requirements were effective for annual financial statements for fiscal years ending December 15, 2003.

4. Allowance for loan losses

This table is an analysis of the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Allowance - July 1, and January 1,	$44,744	$40,249	$43,494	$37,328
Additions (deductions):
Charge-offs	$(2,250)	$(2,400)	$(6,739)	$(7,976)
Recoveries	689	2,630	2,895	4,114

Net charge-offs	$(1,561)	$230	$(3,844)	$(3,862)

Provision charged to expense	1,887	2,867	5,420	9,880

Allowance - September 30,	$45,070	$43,346	$45,070	$43,346

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the nine-months ended September 30, 2004 and 2003 and for the year December 31, 2003 (dollars in thousands):

	Nine Months Ended September 30,		December 31,
	2004	2003	2003
Total impaired loans as of September 30 and December 31	$7,821	$12,791	$10,725

Amount of impaired loans which have a related allowance	$1,216	$3,480	$1,898
Amount of related allowance	868	2,508	1,030

Remaining impaired loans with no allowance	$6,605	$9,311	$8,827

Average recorded investment in impaired loans (approximately) during the period	$10,563	$10,181	$10,290

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

5. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the nine-months ended September 30, 2004 and 2003 by operating segment as follows (dollars in thousands):

	Retail Banking	Trust and Wealth Management	Investment Services Group	Total
Balances as of January 1, 2003	$34,743	$10,479	$9,539	$54,761
Goodwill acquired during period	—	—	2,666	2,666

Balances as of September 30, 2003	$34,743	$10,479	$12,205	$57,427

Balances as of January 1, 2004	$34,743	$10,479	$12,206	$57,428
Goodwill acquired during period	—	—	1,456	1,456

Balances as of September 30, 2004	$34,743	$10,479	$13,662	$58,884

Following are the intangible assets that continue to be subject to amortization as of September 30, 2004 and 2003 (in thousands):

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,724	$53
Other intangible assets	7,200	2,208	4,992

Total	$23,977	$18,932	$5,045

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,712	$65
Other intangible assets	7,200	1,478	5,722

Total	$23,977	$18,190	$5,787

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$16,777	$16,715	$62
Other intangible assets	7,200	1,661	5,539

Total	$23,977	$18,376	$5,601

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Aggregate amortization expense	$185	$183	$556	$1,025

Estimated amortization expense of intangible assets on future years:
For the year ended December 31, 2004	$742
For the year ended December 31, 2005	742
For the year ended December 31, 2006	742
For the year ended December 31, 2007	742
For the year ended December 31, 2008	742

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at September 30, 2004 and 2003 were $181.0 million and $164.1 million, respectively. As of September 30, 2004 and 2003, standby letters of credit totaling $42.9 million and $30.5 million, respectively were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $46.7 million and $39.8 million during the nine-months ended September 30, 2004 and 2003, respectively. Net futures activity resulted in losses for the nine-months ended September 30, 2004 and 2003 were respectively $0.6 million and $0.9 million. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the nine-months ended September 30, 2004, contracts to purchase and to sell foreign currency averaged approximately $14.9 million compared to $11.4 million during the same period in 2003. The net gains on these foreign exchange contracts for the nine-months ended September 30, 2004 and 2003 were $1.1 million and $1.3 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona and Illinois. At September 30, 2004, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

Contract or Notional Amount (dollars in thousands)

	September 30,		December 31,
	2004	2003	2003
Commitments to extend credit for loans (excluding credit card loans)	$859,595	$824,591	$796,737
Commitments to extend credit under credit card loans	899,983	875,205	891,493
Commercial letters of credit	10,053	7,498	7,341
Standby letters of credit	180,963	164,061	171,293
Futures contracts	58,700	42,400	38,300
Forward foreign exchange contracts	13,666	6,135	8,033

7. Business Segment Reporting

The Company has strategically aligned its operations into four major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Lines of business financial results produced by the Company’s internal management accounting system are evaluated regularly in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each line of business using methodologies which are refined on an ongoing basis. The Business Segments were redefined at the end of 2002, adding the Investment Services Group (described below) in the place of the Investment Banking segment used in previous Business Segment reporting. With the acquisition of Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.), revenues resulting from mutual fund back office activities have created a need to recognize the Investment Services Group as a line of business. The Investment Banking segment shown, separately, in previous reports on Business Segments consists primarily of the Company’s investment portfolio, and is now allocated to the Business Segments shown below. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2004. These methodologies may be modified as management accounting systems are enhanced and changes occur in the organizational structure or product lines.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Trust and Wealth Management provides estate planning, trust, employee benefit and asset management services to individuals and corporate customers. The private client services division offers full trust and personal banking services to high net worth individuals. The Company’s proprietary funds, the UMB Scout Funds, are also included in this segment.

Investment Services Group provides a full range of mutual fund services, including fund administration and accounting, transfer agency, distribution services, marketing, shareholder communications, custody and cash management.

Treasury and Other includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines.

Business Segment Information

Line of business/segment financial results were as follows (in thousands):

	Three Months Ended September 30
	Commercial Banking		Retail Banking
	2004	2003	2004	2003
Net interest income	$23,125	$23,921	$18,168	$19,693
Provision for loan losses	1,007	1,111	880	1,756
Noninterest income	18,819	17,970	16,020	16,437
Depreciation and amortization	1,749	1,489	4,510	4,156
Noninterest expense	28,630	29,513	30,432	30,587
Net income (loss)	10,558	9,778	(1,634)	(369)

Average Assets	4,199,762	4,480,324	2,409,376	2,317,014
Expenditures for additions to premises and equipment	2,676	1,131	10,260	2,765

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Trust and Wealth Management		Investment Services Group
	2004	2003	2004	2003
Net interest income	$115	$111	$1,391	$1,687
Provision for loan losses	—	—	—	—
Noninterest income	13,804	13,060	7,421	7,698
Depreciation and amortization	1,158	2,168	688	666
Noninterest expense	9,860	7,742	6,372	6,413
Net income	2,901	3,261	1,752	2,306

Average Assets	26,211	24,246	49,778	50,859
Expenditures for additions to premises and equipment	1,308	618	755	709

	Treasury and Other		Total Consolidated Company
	2004	2003	2004	2003
Net interest income	$1,365	$1,146	$44,164	$46,558
Provision for loan losses	—	—	1,887	2,867
Noninterest income	161	5,591	56,225	60,756
Depreciation and amortization	—	—	8,105	8,479
Noninterest expense	1,695	7,193	76,989	81,448
Net income (loss)	(1,569)	(1,743)	12,008	13,233

Average Assets	—	—	6,685,127	6,872,443
Expenditures for additions to premises and equipment	—	—	14,999	5,223

	Nine Months Ended September 30
	Commercial Banking		Retail Banking
	2004	2003	2004	2003
Net interest income	$69,401	$74,624	$54,422	$60,955
Provision for loan losses	2,021	3,910	3,399	5,970
Noninterest income	60,594	57,251	46,074	49,292
Depreciation and amortization	4,950	4,487	12,996	12,926
Noninterest expense	85,560	85,134	91,122	92,023
Net income (loss)	37,464	38,344	(7,021)	(672)

Average Assets	4,429,869	4,777,312	2,379,259	2,335,901
Expenditures for additions to premises and equipment	5,567	3,427	16,044	7,313

	Trust and Wealth Management		Investment Services Group
	2004	2003	2004	2003
Net interest income	$407	$318	$4,867	$5,807
Provision for loan losses	—	—	—	—
Noninterest income	40,856	36,241	21,763	22,118
Depreciation and amortization	3,945	4,907	1,952	1,824
Noninterest expense	29,430	24,000	20,073	18,781
Net income	7,888	7,652	4,605	7,320

Average Assets	25,160	25,017	54,444	50,188
Expenditures for additions to premises and equipment	3,882	3,358	1,824	2,744

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Treasury and Other		Total Consolidated Company
	2004	2003	2004	2003
Net interest income	$2,252	$1,601	$131,349	$143,305
Provision for loan losses	—	—	5,420	9,880
Noninterest income	5,689	16,786	174,976	181,688
Depreciation and amortization	—	—	23,844	24,144
Noninterest expense	12,899	19,621	239,083	239,559
Net income (loss)	(11,756)	(11,428)	31,180	41,216

Average Assets	—	—	6,888,732	7,188,418
Expenditures for additions to premises and equipment	—	—	27,317	16,842

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the condensed consolidated financial condition and results of operations of the Company. This review highlights the material changes in the results of operations and changes in financial condition for the nine-month period ended September 30, 2004. It should be read in conjunction with the accompanying consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

Management believes that the three factors having the greatest impact on the Company’s earnings are the low interest rate environment, the relative flatness in the acquisition of new customers and sales to existing customers, and the overall health of the equity and financial markets.

The low interest rate environment adversely impacts the Company’s net interest income because the Company’s balance sheet is structured to be both very short in duration and liquid. Management believes that strong liquidity and capital are necessary given the types of products and services the Company offers, particularly as it relates to treasury and cash management products and services. A strong liquidity and capital position provide assurances that the Company can meet its cash needs. The Company’s strong liquidity and capital position adversely impacted the Company’s net interest income in a declining rate environment. Company management believes that interest rates will continue to increase so the Company’s net interest income should begin to improve. Interest rates are not increasing as quickly as originally forecasted by economical experts. However, Company management continues to believe that interest rates will increase because of the overall expansion of the economy and the size of both the federal and trade deficits. Company management believes that the slower rate of interest rate increases is caused in part by the Federal Reserve’s desire to gently control inflationary pressures within the economy. Item 3, Quantitative Disclosures about Market Risk discusses in detail the impact of rising and declining rates on the Company’s net interest income.

Net interest income is the main source of revenue for the Company. Net interest income is negatively impacted by smaller spreads between the yield on earning assets and the interest-free sources of funds. As the yields on loans and investments declined, interest-free sources of funds could not, by definition, be lowered to match the decrease in yield on earning assets. In addition, a competitive deposit pricing environment prevented the Company from lowering of rates on interest bearing deposits to match the decrease in yields on earning assets. Even though the Federal Reserve Bank has increased rates 75 basis points in the past three months not all earning assets reprice with the change in rates. The Company will not receive the benefit of such increased rates until those earning assets are repriced. The earning assets repricing and competitive deposit repricing will continue to put pressure on the Company’s net interest income. Table 2 appearing in the “Results of Operations – Net Interest Income” section of the Management’s Discussion and Analysis shows the impact of the declining rate environment and also shows the declining benefits derived from the Company’s interest free source of funds.

Management continues to focus on diversifying revenue sources so that the net income of the Company is less susceptible to changes in interest rates. Management has also focused on reducing expenses that are not necessary to the delivery of products and services to the Company’s customer base.

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

The Company’s goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company’s size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. The Company has experienced growth in the new markets it entered during the 1990’s. There has been a demand in these markets for bank services delivered with a customer-centric focus. The Company has entered the Phoenix, Arizona market in 2004 through a loan production office. Management believes that the Phoenix, Arizona market will provide additional loan growth. The Company has already experienced loan growth in this new market. However, the Company has not experienced sustained growth in either net new customers or increased sales to existing customers within its more established markets. Management has placed a renewed emphasis on regaining its traditional leadership in those markets through a combined strategy of focused sales and introduction of new and enhanced consumer and commercial products such as small business banking. The Company will continue to focus its efforts to attract a customer base that values the advantages of banking with a company headquartered in their market while still possessing the products and services of a much larger institution.

Earnings Summary

The Company recorded consolidated net income of $12.0 million for the three-months ended September 30, 2004, compared to $13.2 million for the same period a year earlier. This represents a 9.3% decrease over the three-month period ended September 30, 2003, which was primarily due to lower net interest income. Earnings per share for the third quarter 2004 were $0.55 per share compared to $0.61 per share for the third quarter 2003. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2004 was 0.71% and 5.83% respectively, as compared to 0.76% and 6.53% for the three-month period ended September 30, 2003.

The Company recorded consolidated net income of $31.2 million for the nine-months ended September 30, 2004, compared to $41.2 million for the same period a year earlier. This represents a 24.3% decrease over the nine-month period ended September 30, 2003, which was primarily due to lower net interest income. Earnings per share for the nine-months ended September 30, 2004 were $1.44 per share compared to $1.89 per share for the same period a year earlier. Return on average assets and return on average shareholders’ equity for the nine-month period ended September 30, 2004 was 0.60% and 5.08% as compared to 0.77% and 6.83% for the nine-month period ended September 30, 2003.

Net interest income for the third quarter of 2004 declined 5.1% from the third quarter 2003. Net interest income year-to-date September 30, 2004 declined 8.3% compared to year-to-date September 30, 2003. The decline in 2004 compared to 2003 was due to lower loan investment yields, partially offset by lower interest bearing deposit rates.

Provision for loan losses declined $1.0 million in the third quarter of 2004 and $4.5 million year-to-date September 30, 2004, compared to the same periods a year earlier. The decline was due to lower net charge-offs and an adequate reserve for loan losses compared to management’s estimate of inherent losses within the loan portfolio.

Noninterest income decreased $4.5 million in the third quarter of 2004. The decrease was caused by a reduction in fees resulting from the sale of the Company’s employee benefit accounts and lower trading and investment banking income.

Noninterest income decreased $6.7 million for the nine-months ended September 30, 2004 due to lower trust and securities processing fees and lower trading and investment banking income. These were partially offset by a $3.1 million one-time gain on the sale of employee benefit accounts and higher service charges on deposits.

Noninterest expenses decreased $4.8 million for the third quarter of 2004 compared to the third quarter of 2003. The decrease was primarily due to a $1.8 million gain on the sale of the Company owned parking lot in the third quarter of 2004. Also, the Company recorded a $1.4 million loss on the sale of a repossessed real estate property in the third quarter of 2003.

Noninterest expense remained flat year-to-date September 30, 2004 compared to year-to-date September 30, 2003.

Income taxes remained flat relative to taxable income for both the third quarter and year-to-date September 30, 2004 compared to the same periods in 2003. In the third quarter 2004 the Company recorded a $1.84 million tax credit for rehabilitation of the Company’s 928 Grand Boulevard, Kansas City, MO property. In the third quarter 2003, the Company recorded a $1.8 million reduction in the tax reserve resulting from favorable management conclusions with respect to reduced risks associated with tax positions taken in past years.

Results of Operations

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affects net interest income. For the three-month period ended September 30, 2004 net interest income declined $2.4 million and the year-to-date ended September 30, 2004 declined $12.0 million. The decline year-to-date September 30, 2004 was due primarily to lower rates on earning assets, lower loan rates in particular, as shown in Table 1 and 2. The decline for the three-months ended September 30, 2004 was due to lower loan rates and higher rates on Federal Funds Purchased and Repurchase Agreements as shown in Table 1 and 2. The earning asset portfolio, by design, is very short in duration and has been negatively impacted by the continuation of lower interest rates. Three rate increases in the third quarter of 2004 had a positive impact on the change in net interest income.

Management anticipates that there will be some improvement in its net interest income. In the short-term, a recovering economy is expected to spur higher demand for commercial and consumer loans. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. In addition, over the next several quarters, most economists believe that interest rates will continue to rise albeit at a slower rate than initially believed, which will depend on actions by the Federal Reserve Bank. The Federal Reserve Bank has raised interest rates 75 basis points since June 30, 2004. Given the term of the Company’s earning assets, a rising rate environment would have a positive impact on the Company’s net interest income. However, before any positive impact on interest margin is realized, the Company will have to experience sustained loan growth and more rate increases from the Federal Reserve Bank. Finally, management has undertaken a strategic initiative to focus additional efforts on marketing, product enhancements such as small business banking and streamlining the approval process for both commercial and consumer loan product suites. These efforts are designed to increase volumes of new applications and booked loans.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis would have been 3.50% year-to-date September 30, 2004 and 3.73% year-to-date September 30, 2003 and 3.65% for the three-months ended September 30, 2004 and 3.66% for the three-months ended September 30, 2003.

	Nine Months Ended September 30,
	2004		2003
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,759,622	4.71%	$2,569,396	5.24%
Securities:
Taxable	2,336,766	2.44	2,849,965	2.59
Tax-exempt	619,071	4.73	736,295	5.38

Total securities	2,955,837	2.92	3,586,260	3.17
Federal funds and resell agreements	268,655	1.35	125,837	1.20
Other earning assets	69,929	3.05	50,103	3.08

Total earning assets	6,054,043	3.67	6,331,596	3.97
Allowance for loan losses	(44,304)		(39,779)
Other assets	878,993		896,601

Total assets	$6,888,732		$7,188,418

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,097,582	0.82%	$3,541,541	0.98%
Federal funds and repurchase agreements	1,025,635	0.96	957,519	0.90
Borrowed funds	35,228	2.97	42,007	3.15

Total interest-bearing liabilities	4,158,445	0.87	4,541,067	0.99
Noninterest-bearing demand deposits	1,862,712		1,769,507
Other liabilities	47,653		70,718
Shareholders’ equity	819,922		807,126

Total liabilities and shareholders’ equity	$6,888,732		$7,188,418

Net interest spread		2.80%		2.98%
Net interest margin		3.07		3.26

	Three Months Ended September 30,
	2004		2003
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,816,287	4.79%	$2,601,352	5.11%
Securities:
Taxable	2,139,770	2.56	2,493,004	2.48
Tax-exempt	608,824	4.63	766,166	5.09

Total securities	2,748,594	3.02	3,259,170	3.10
Federal funds and resell agreements	245,774	1.70	126,594	1.09
Other earning assets	74,662	3.37	45,380	2.62

Total earning assets	5,885,317	3.81	6,032,496	3.92
Allowance for loan losses	(44,662)		(41,000)
Other assets	844,472		880,945

Total assets	$6,685,127		$6,872,441

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,026,474	0.86%	$3,339,144	0.86%
Federal funds and repurchase agreements	981,900	1.23	806,847	0.79
Borrowed funds	22,388	4.03	50,097	2.34

Total interest-bearing liabilities	4,030,762	0.96	4,196,088	0.87
Noninterest-bearing demand deposits	1,788,181		1,795,900
Other liabilities	46,996		76,024
Shareholders’ equity	819,188		804,429

Total liabilities and shareholders’ equity	$6,685,127		$6,872,441

Net interest spread		2.85%		3.05%
Net interest margin		3.15		3.32

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (the total earning assets less interest-bearing liabilities) increased $18.1 million for the three-month period ended September 30, 2004 compared to the same period in 2003 and increased $105.1 million for the nine-month period ended September 30, 2004 compared to the same period in 2003.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2004 vs 2003			Nine Months Ended September 30, 2004 vs 2003
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$2,750	$(2,100)	$650	$7,305	$(10,410)	$(3,105)
Securities:
Taxable	(2,320)	474	(1,846)	(9,561)	(3,074)	(12,635)
Tax-exempt	(1,119)	(492)	(1,611)	(2,633)	(1,998)	(4,631)
Federal funds sold and resell agreements	440	261	701	1,420	156	1,576
Other	226	100	326	458	(11)	447

Interest income	(23)	(1,757)	(1,780)	(3,011)	(15,337)	(18,348)
Change in interest incurred on:
Interest-bearing deposits	(727)	—	(727)	(3,084)	(4,016)	(7,100)
Federal funds purchased and repurchase agreements	396	1,014	1,410	471	442	913
Other borrowed funds	(215)	146	(69)	(151)	(54)	(205)

Interest expense	(546)	1,160	614	(2,764)	(3,628)	(6,392)

Net interest income	$523	$(2,917)	$(2,394)	$(247)	$(11,709)	$(11,956)

ANALYSIS OF NET INTEREST MARGIN
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Average earning assets	$5,885,317	$6,032,496	$(147,179)	$6,054,043	$6,331,596	$(277,553)
Interest-bearing liabilities	4,030,762	4,196,088	(165,326)	4,158,445	4,541,067	(382,622)

Interest free funds	$1,854,555	$1,836,408	$18,147	$1,895,598	$1,790,529	$105,069

Free funds ratio (free funds to earning assets)	31.51%	30.44%	1.07%	31.31%	28.28%	3.03%

Tax-equivalent yield on earning assets	3.81%	3.92%	(0.11)%	3.67%	3.97%	(0.30)%
Cost of interest-bearing liabilities	0.96	0.87	0.09	0.87	0.99	(0.12)%

Net interest spread	2.85%	3.05%	(0.20)%	2.80%	2.98%	(0.18)%
Benefit of interest free funds	0.30	0.27	0.03	0.27	0.28	(0.01)

Net interest margin	3.15%	3.32%	(0.17)%	3.07%	3.26%	(0.19)%

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

The Company allowed the ALL to decrease from 1.64% of total loans to 1.60% for September 30, 2003 and 2004, respectively. This decrease was primarily due to an increase in total loans of $180.4 million as of September 30, 2004 compared to September 30, 2003.

The Company recorded a provision for loan losses of $1.9 million for the third quarter 2004 compared to $2.9 million for the third quarter 2003. Also, the Company recorded a provision for loan losses of $5.4 million for the nine-months ended September 30, 2004 compared to $9.9 million for the nine-months ended September 30, 2003. The Company decreased its loan loss provision due to lower net charge-offs and an adequate reserve compared to management’s estimate of inherent losses within the loan portfolio.

Table 3 presents a summary of the Company’s ALL for the nine-months ended September 30, 2004 and nine-months ended September 30, 2003 and for the year ended December 31, 2003. Also please see “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSS (dollars in thousands)

Nine Months Ended September 30,	Year Ended December 31,
2004	2003	2003
Allowance, January 1	$43,494	$37,328	$37,328
Provision for loan losses	5,420	9,880	12,005
Charge-offs:
Commercial	(1,069)	(991)	(2,320)
Consumer:
Bankcard	(4,151)	(4,648)	(6,175)
Other	(1,515)	(2,325)	(2,825)
Real estate	(4)	(12)	(17)
Agricultural	—	—	—

Total charge-offs	$(6,739)	$(7,976)	$(11,337)
Recoveries:
Commercial	$1,083	$2,255	$2,998
Consumer:
Bankcard	833	806	1,097
Other	978	944	1,294
Real estate	1	109	109
Agricultural	—	—	—

Total recoveries	$2,895	$4,114	$5,498

Net charge-offs	$(3,844)	$(3,862)	$(5,839)

Allowance end of period	$45,070	$43,346	$43,494

Average loans, net of unearned interest	$2,759,622	$2,569,396	$2,558,794
Loans at end of period, net of unearned interest	2,822,791	2,642,396	2,722,292
Allowance to loans at end of period	1.60%	1.64%	1.60%
Allowance as a multiple of net charge-offs	11.72	x	11.22	x	7.45	x
Net charge-offs to:
Provision for loan losses	70.92%	39.09%	48.64%
Average loans	0.14	0.15	0.23

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

Table 4

SUMMARY OF NONINTEREST INCOME (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Trust and securities processing	$18,822	$21,918	$55,896	$64,657
Trading and investment banking	3,667	5,123	13,682	16,059
Service charge on deposits	18,599	17,921	55,767	53,489
Insurance and brokerage	2,652	3,277	8,882	10,096
Bankcard fees	9,239	9,402	27,093	27,901
Gains on sales of securities available for sale, net	—	—	141	6
Other	3,246	3,115	13,515	9,480

Total noninterest income	$56,225	$60,756	$174,976	$181,688

Quarter-To-Date

Noninterest income (summarized in Table 4) decreased 7.5% for the third quarter 2004 compared to the same period in 2003. The decrease was primarily due to lower trust and securities processing fees primarily due to the sale of employee benefit accounts and lower trading and investment banking income due to lower trading volume.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees decreased $3.1 million in the third quarter of 2004 compared to the third quarter of 2003. The decrease was caused by a decrease in employee benefit account fees in the amount of $4.0 million due to the sale of these accounts.

Trading and investment banking income decreased $1.5 million in the third quarter 2004 compared to the same period in 2003. The decrease was due to lower trading volume in the bond market as 2003 was a more active year caused by record setting mortgage-backed securities’ prepayments.

Fees and service charges on deposit accounts increased $0.7 million for the three-months ended September 30, 2004 compared to the same period in 2003. The increase in fees was primarily related to higher returned check charges from fees for checks returned for non-sufficient funds.

Year-To-Date

Noninterest income (summarized in Table 4) decreased 3.7% for the nine-months ended September 30, 2004 compared to the same period in 2003. The decrease in 2004 was primarily due to lower trust and securities processing fees, lower trading and investment banking income and lower insurance and brokerage commissions. These were partially offset by a $3.1 million gain on the sale of the employee benefit accounts and higher service charges on deposits.

Trust and securities processing fees decreased $8.8 million for the nine-months ended September 30, 2004 compared to the nine-months ended September 30, 2003. The decrease was caused by a decrease in employee benefit accounts fees in the amount of $11.1 million due to the sale of these accounts. Trust and securities processing fees may continue to be lower this year compared to last year due to the sale of the employee benefit accounts. However, management of the Company believes that the rebound in the securities market is having a positive impact on fees. If the securities market and public and market confidence in mutual funds continue to rebound, the Company’s fees for custody of securities and the servicing of mutual fund assets would increase. In addition, management believes that the overall quality and performance of both its investment management and UMB Scout Funds will continue to attract both increased and new investable dollars to it as assets under management. Management has also introduced a wrap product, which allows our brokerage operations and UMB sales associates to provide an investment advisory product offering various mutual funds including the UMB Scout Funds to retail clients. Finally, the Company has put a special emphasis on selling the UMB Scout Funds through our institutional channels by the establishment of a dedicated sales force. As a result of the dedicated sales force, the UMB Scout Funds have realized net new inflows of $86.3 million for the quarter ended September, 30, 2004 and $206.3 million for the year-to-date September 30, 2004.

Trading and investment banking consists mostly of fees earned from the sale of bonds to the Company’s correspondent banking market and throughout its brokerage operations. Fees decreased $2.4 million year-to-date September 30, 2004 compared to the same period in 2003. The bond market in 2003 was very active and rising; however, in 2004 the bond market has retrenched which is the primary reason for the decline.

Fees and service charges on deposit accounts increased $2.3 million for the nine-months ended September 30, 2004 compared to the same period in 2003. The increase in fees was primarily related to new corporate deposit relationships and the sale of additional cash management services. Corporate service charges also increased due to lower compensating balances maintained by corporate customers and the lower earnings credit rate allowed on those balances. An increase in the interest rate would have a negative impact on fees within this business sector. However, management believes that the overall economic recovery should increase the Company’s number of cash management customers and the corresponding number of transactions in customer accounts which would offset any adverse impact in fees caused by a rise in interest rates.

Other income increased $4.0 million year-to-date September 30, 2004 compared to same period in 2003. The increase was primarily due to the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. in the amount of $3.1 million. Under the terms of the contract for the sale of the employee benefit accounts to Marshall & Ilsley Trust Company, n.a., the Company may be entitled to additional sale proceeds in the form of an earnout payable to the Company in the first quarter of 2005. The earnout payment is based upon projected gross revenues of those employee benefit accounts retained by Marshall & Ilsley Trust Company, n.a. during certain periods after the closing date and cannot yet be determined by the Company.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Salaries and employee benefits	$47,271	$48,601	$144,593	$147,398
Occupancy, net	6,643	6,454	19,542	18,512
Equipment	11,175	10,882	32,819	31,642
Supplies, postage and telephone	5,461	5,842	16,690	17,611
Marketing and business development	3,825	3,759	11,280	10,815
Processing fees	5,213	5,337	15,514	15,248
Legal and consulting	1,669	1,792	6,082	5,009
Amortization of other intangibles	185	183	556	1,025
Other	3,652	7,077	15,851	16,443

Total noninterest expense	$85,094	$89,927	$262,927	$263,703

Quarter-To-Date

Noninterest expenses (summarized in table 5) decreased $4.8 million for the third quarter 2004 compared to the third quarter of 2003. The decrease was primarily due to a $1.8 million gain on the sale of Company owned parking lot in the third quarter of 2004. Also, the Company recorded a $1.4 million loss of the sale of the repossessed real estate property in the third quarter of 2003.

Salaries and employee benefits declined $1.3 million for the third quarter 2004 compared to the same period in 2003. The decrease was due to lower salaries as a result of lower staffing levels.

Other expenses decreased primarily due to a $1.8 million gain on the sale of Company owned parking lot in the third quarter of 2004. Also, the Company recorded a $1.4 million loss of the sale of the repossessed real estate property in the third quarter of 2003.

Year-To-Date

Noninterest expense (summarized in table 5) remained flat year-to-date September 30, 2004 compared to the same period in 2003.

Salaries and employee benefits declined $2.8 million year-to-date September 30, 2004 compared to the same period in 2003. Salaries decreased $3.7 million primarily due to lower staffing levels reflecting a concentrated effort on the part of management to decrease overhead costs. To illustrate, the Company’s full time equivalent employees dropped from 3,852 at September 30, 2003 to 3,608 at September 30, 2004. A decrease in salaries is expected to continue as the Company is committed to becoming more efficient.

Occupancy, net expense increased primarily due to higher depreciation on building improvements, higher repairs and maintenance, higher utilities and lower rent income.

Equipment expenses increased due to higher software costs related to conversion and upgrading of some of our mainframe computer software.

Legal and consulting fees increased due to higher consulting fees associated with the upgrading of two of the Company’s mainframe computer systems.

Other expenses decreased primarily due to a $1.8 million gain on the sale of Company owned parking lot in the third quarter of 2004, partially offset by costs associated with the sale of employee benefit accounts in the amount of $2.4 million. Also, the Company recorded a $1.4 million loss of the sale of the repossessed real estate property in the third quarter of 2003.

Strategic Lines of Business

The Company’s operations are strategically aligned into four major lines of business: Commercial Banking; Retail Banking; Trust and Wealth Management; and Investment Services Group. The lines of business are differentiated by the products and services offered. The Treasury and Other category include items not directly associated with the other lines of business. Note 7 to the Condensed Consolidated Financial Statements describes how these segments were identified and presents financial results of the lines of business for the three months ended September 30, 2004 and 2003 and nine-months ended September 30, 2004 and 2003. Table 6 below summarizes the net income (loss) for each line of business for the three months ended September 30, 2004 and 2003 and nine-months ended September 30, 2004 and 2003.

Table 6

NET INCOME (LOSS) BY LINE OF BUSINESS (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Line of Business
Commercial Banking	$10,558	$9,778	$37,464	$38,344
Retail Banking	(1,634)	(369)	(7,021)	(672)
Trust and Wealth Management	2,901	3,261	7,888	7,652
Investment Services Group	1,752	2,306	4,605	7,320
Treasury and Other	(1,569)	(1,743)	(11,756)	(11,428)

Total Consolidated Company	$12,008	$13,233	$31,180	$41,216

Commercial Banking’s net income increased $0.8 million for the third quarter of 2004 compared to the third quarter of 2003 and declined $0.9 million year-to-date September 30, 2004 compared to year-to-date September 30, 2003. Net interest income decreased in both the three-months and nine-months ended September 30, 2004, compared to 2003 due to the low rate environment and the corresponding impact of repricing of earning assets, but were partially offset by higher noninterest income resulting from strong sales of cash management products and services. A lower provision for loan losses, due to a reduction in net charge-offs, contributed to net income. Any increase in interest rates, as expected by most economists, would have the most significant impact on this business segment, causing net interest income to rise. Because deposit service charges are also affected by interest rates due to the earnings credit on commercial accounts, noninterest income is expected to decrease in a rising rate environment. Management believes any decrease in deposit service charges would be more than offset by the increase in net interest income. Management also believes that an anticipated improving economy would spur an increase in both loan commitments and outstanding loan balances which would generate increased net interest income. In addition, management is focusing its sales efforts on this critical business segment as sales activity has been lagging over the past several years. This segment also recorded a $1.4 million loss of the sale on a repossessed real estate property in the third quarter of 2003.

Retail Banking’s net income decreased $1.3 million in the third quarter of 2004 to a net loss of $1.6 million compared to the third quarter 2003. Retail Banking’s net loss increased $6.4 million year-to-date September 30, 2004 compared to year-to-date September 30, 2003. The increase in net loss for both the three-months and nine-months ended September 30, 2004, was primarily due to a decrease in the net interest income resulting from the low rate environment. Retail banking is a source of funding for other activities within the Company. Due to the competitive nature of deposit pricing within the Company’s markets, the Company’s affiliates and subsidiaries were unable to continue to lower deposit rates to keep pace with the decreases in earning asset yields and still remain competitive. The greatest potential for improving net income for this business segment lies in the continued focus on offering products and services in the most efficient manner and by booking more loans through the branch structure. Management’s intent is to aggressively market its home equity line of credit, direct auto loans and credit card products to more efficiently optimize its branch network as a source of earning assets. Management is also introducing enhanced consumer oriented products and a small business banking initiative during the fourth quarter of 2004.

Trust and Wealth Management’s net income decreased $0.4 million in the third quarter of 2004 compared to the third quarter of 2003. The decrease was due to an increase in noninterest expense for one time expenses related to the conversion to an updated version of the software system used by the segment and higher fees paid to a third party for a new trust product. Trust and Wealth Management’s net income increased $0.2 million year-to-date September 30, 2004 compared to the same period in 2003. The increase was due to higher noninterest income from increased fee income. The greatest impact for earnings improvement in this business segment lies in continued increased sales of products and services especially via its institutional sales channels and improved equity and financial markets, since most revenues are related to the market value of customer investments.

Investment Services Group net income decreased $0.6 million for the third quarter 2004 compared to the same period in 2003 and decreased $2.7 million year-to-date September 30, 2004 compared to the same period in 2003. The decreases for the three-months and nine-months ended September 30, 2004 were due to increased noninterest expense resulting from costs of new technology to improve processing to better serve our customers. Improvement in the equity and financial markets, and in particular, improvements in the mutual fund industry, would provide the greatest opportunity for improved earnings for this business segment. Management anticipates that net income will rebound throughout the fourth quarter and next year as substantive new business which was sold earlier in 2004 has been fully converted. Management continues to believe that the Company has a distinct advantage over its competitors by being able to provide the full range of services to mutual fund providers under one umbrella.

The net loss for the Treasury and Other category was $1.6 million for the third quarter of 2004, compared to a net loss of $1.7 million for the same period in 2003. The net loss was $11.8 million year-to-date September 30, 2004 compared to a net loss of $11.4 million for the same period in 2003. The net loss for all periods includes unallocated income tax expense for the consolidated Company. The decrease in net loss for the third quarter is related primarily to lower unallocated expenses. The increase in net loss year-to-date was higher due to higher unallocated expenses.

Balance Sheet Analysis

Total assets of the Company declined $876.7 million as of September 30, 2004 compared to December 31, 2003 and $156.5 million compared to September 30, 2003 due to lower investment securities.

Table 7

Selected Balance Sheet Information (in thousands)

	September 30,		December 31,
	2004	2003	2003
Total Assets	$6,872,262	$7,028,765	$7,748,981
Loans, Net of Unearned Interest	2,822,791	2,642,396	2,722,292
Total Investment Securities	2,741,382	3,268,517	3,721,943
Total Earning Assets	5,952,861	6,046,751	6,740,070
Total Deposits	4,776,586	5,272,951	5,635,687
Total Borrowed Funds	1,144,564	892,876	1,260,811

Loans

Loan balances have increased $100.5 million as of September 30, 2004 compared to December 31, 2003 and $180.4 million compared to September 30, 2003. The increases in loans were in real estate and consumer categories. These increases were due to management’s effort to focus on new commercial and consumer loan relationships, as well as the overall improvement in the economy resulting in slightly higher loan demand.

Loans represent the Company’s largest source of interest income and the product that offers the Company the best avenue to cross-sell other products and services. Management plans to continue to focus on growing our consumer and middle market business as these market niches represent our best opportunity to cross-sell fee-related services, such as cash management. In addition, management is developing a small business initiative as this segment represents a growth opportunity for the Company. J. Mariner Kemper, Chairman and Chief Executive Officer, and other members of the Commercial Banking Division’s management team, will primarily focus on the acquisition of new loan customers and acquire additional business from our new and existing loan customers by selling our products and services to them. Management has also streamlined the commercial and consumer loan process and has granted increased loan authority to our commercial loan sales force in our markets. However, the Company will continue to maintain the higher standards of credit quality.

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

Securities

Securities available for sale and securities held to maturity comprised 46%, 54% and 55% respectively, of the earning assets as of September 30, 2004, September 30, 2003 and December 31, 2003. Securities totaled $2.7 billion as of September 30, 2004 compared to $3.3 billion as of September 30, 2003 and compared to $3.7 billion at December 31, 2003. The decreases in securities as of September 30, 2004 compared to September 30, 2003 and December 31, 2003 resulted from lower trust and mutual fund clients’ and public fund deposits.

The Company’s security portfolio provides significant liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a potential source of liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. The Company maintains very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income. It is management’s intent to gradually increase both the tenor and the mix of its investment portfolio to take full advantage of anticipated rises in interest rates and to diversify its holdings.

Loan demand is expected to be the primary factor impacting changes in the level of security holdings. If deposit growth is unable to keep pace with expected loan growth, the funding for the loan growth would come from security maturities.

Deposits and Borrowed Funds

Deposits have declined to $4.78 billion at September 30, 2004 compared to $5.27 billion at September 30, 2003 and $5.64 billion at December 31, 2003. The decline in deposits between September 30, 2004, September 30, 2003 and December 31, 2003, was due to the loss of the trust money market account related to the employee benefit accounts that were sold and to the cyclical nature of public fund tax deposits of counties, school districts, etc.

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

Federal funds purchased and securities sold under agreement to repurchase totaled $1.08 billion at September 30, 2004, compared to $785 million at September 30, 2003 and $1.2 billion at December 31, 2003. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

Borrowed Funds have been in the $785 million to $1.2 billion range during the past couple of years for the quarter ended September 30, and in the $1.0-$1.2 billion range at December 31. Borrowed Funds increase at December 31 due to public fund money through the use of repurchase agreements by public entities. Borrowed Funds are a function of the source and uses of funds. Borrowings other than repurchase agreements will increase on a temporary basis to cover any short term gaps in the source and use of funds.

Capital and Liquidity

Total shareholders’ equity was $819.6 million at September 30, 2004, compared to $808.5 million at September 30, 2003 and $811.9 million at December 31, 2003. During each year, management has the opportunity to repurchase shares of the Company’s stock at prices, which, in management’s opinion, would enhance overall shareholder value. During the nine-months ended September 30, 2004 and 2003, the Company acquired 64,631 shares and 248,327 shares, respectively, of its common stock.

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

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 18.91% and total capital ratio of 20.03% substantially exceed the regulatory minimums.

Management believes that the liquidity of the Company will remain stable.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements

	Nine- Months Ended September 30,
RATIOS	2004	2003
Return on average assets	0.60%	0.77%
Return on average equity	5.08	6.83
Average equity to assets	11.90	11.23
Tier 1 risk-based capital ratio	18.91	19.85
Total risk-based capital ratio	20.03	20.99
Leverage ratio	11.47	10.79

The Company’s per share data is summarized in the table below.

	Nine-Months Ended September 30,
Per Share Data	2004	2003
Earnings Basic	$1.44	$1.89
Earnings Diluted	1.43	1.89
Cash Dividends	0.63	0.60
Dividend payout ratio	43.75%	31.75%
Book value	$37.85	$37.19

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

Management believes that the Company’s critical accounting policies are those relating to: allowance for loan losses; goodwill and other intangibles; impairment of long-lived assets; revenue recognition; and accounting for stock-based compensation. The allowance for loan losses represents management’s judgment of the losses inherent in the Company’s loan portfolio. The adequacy is reviewed quarterly, considering such items as historical trends, a review of individual loans, current economic conditions, loan growth and characteristics. The allowance for loan losses are maintained on a bank-by-bank basis, however, the Company uses a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, and internal ranking systems and overall credit exposure.

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

The Company does not issue loan commitments to sell residential real estate loans. Also, the Company does not have servicing rights contracts.

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

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes assumptions regarding new loans and deposits based on historical analysis, management’s outlook and repricing strategies. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of September 30, 2003 and December 31, 2003. Table 9 sets forth, for September 30, 2004 and 2003 and December 31, 2003, the increase or decrease (as applicable) in Net Portfolio Value that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; and an immediate decrease of 100 basis points. Table 9 includes both instruments entered into for trading purposes and the instruments entered into for other than trading purposes.

The dollar change in net portfolio value as of September 30, 2004 is lower than September 30, 2003 and December 31, 2003 at both 100 and 200 basis point increases. The decrease was due to the effect of three rate increases in the third quarter of 2004. The Company should benefit from rate increases.

Table 9

“MARKET VALUE OF EQUITY (NET PORTFOLIO VALUE)” (dollars in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	September 30, 2004			September 30, 2003			December 31, 2003
	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
200	$1,676,993	$181,309	12.12%	$1,295,568	$258,156	24.88%	$1,323,774	$278,504	26.64%
100	1,586,339	90,655	6.06	1,166,490	129,078	12.44	1,184,522	139,252	13.32
Static	1,495,684	—	—	1,037,412	—	—	1,045,270	—	—
(100)	1,367,372	(128,312)	(8.58)	1,018,877	(18,535)	(1.79)	1,022,952	(22,318)	(2.14)
(200)	1,239,061	(256,623)	(17.16)	—	—	—	—	—	—

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Loan prepayment and other market risks are developed from industry estimates of prepayment spreads and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of interest rates, the scenarios that simulate a 100 basis point decrease cannot be completed as of September 30, 2003 and December 31, 2003. Due to the low level of current interest rates, the scenarios that simulate a 200 basis point decrease cannot be completed as of September 30, 2004 and 2003 and December 31, 2003. Table 10 shows the net interest income, increase or decrease over the next twelve months as of September 30, 2004 and 2003, and December 31, 2003. The three periods show that if rates rise 100 or 200 basis points, net interest income will increase. This is a result of being asset sensitive, meaning assets reprice more quickly than liabilities, giving rise to an improved net interest income in an increasing rate environment and lower net interest income in a decreasing rate environment. The September 30, 2004 period shows that if rates decline 100 basis points, net interest income will decrease.

Table 10

“NET INTEREST INCOME MODELING” (dollars in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	September 30, 2004 Amount of change	September 30, 2003 Amount of change	December 31, 2003 Amount of change
200	$4,536	$4,604	$6,127
100	2,268	2,302	3,064
Static	—	—	—
(100)	(5,126)	—	—

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

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company also has foreign currency risks as a result of balances maintained in foreign banks. However, that risk is minimal; since the Company purchases foreign exchange contracts to offset this risk. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. There is no market risk; because the Company has offsetting buy and sell contracts. The only risk is counter party risk that the buyer or seller defaults on the contract. Please see Note 6 “Commitments, Contingencies and Guarantees” in the Notes to the Condensed Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $5.4 million at September 30, 2004, compared to September 30, 2003 and decreased $3.2 million compared to December 31, 2003. The major portion of nonperforming loans is due to six commercial loan customers.

The Company had no other real estate owned as of September 30, 2004 compared to $62,000 as of September 30, 2003 and $78,000 as of December 31, 2003. Loans past due more than 90 days totaled $3.0 million as of September 30, 2004, compared to $4.3 million as of September 30, 2003 and $3.1 million as of December 31, 2003.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 11

LOAN QUALITY(in thousands)

	September 30,				December 31,
	2004		2003		2003
Nonaccrual loans	$9,282		$14,568		$12,431
Restructured loans	313		381		365

Total nonperforming loans	9,595		14,949		12,796
Other real estate owned	—		62		78

Total nonperforming assets	$9,595		$15,011		$12,874

Loans past due 90 days or more	$3,034		$4,295		$3,131
Allowance for Loans Losses	45,070		43,346		43,494

Ratios
Nonperforming loans as a % of loans	0.34%		0.57%		0.47%
Nonperforming assets as a % of loans plus other real estate owned	0.34		0.57		0.47
Nonperforming assets as a % of total assets	0.14		0.21		0.17
Loans past due 90 days or more as a % of loans	0.11		0.16		0.12
Allowance for Loan Losses as a % of loans	1.60		1.64		1.60
Allowance for Loan Losses as a multiple of nonperforming loans	4.70	x	2.90	x	3.40	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled loan payments and maturity of securities, which include $2.5 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2004 was $2.0 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Company’s subsidiary banks are subject to various rules regarding payment of dividends to the Company. For the most part, all banks can pay dividends at least equal to their current year’s earnings without seeking prior regulatory approval. From time to time, The Company requested approval from the Office of the Comptroller of Currency to allow a subsidiary bank to pay a dividend in excess of its current earnings. All such requests have been approved by the Office of the Comptroller of Currency.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

i. The following table provides information about share repurchase activity by the Company during the quarter ended September 30, 2004:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2004	—	$—	—	985,396
August 1-August 30, 2004	27,601	48.48	27,601	957,795
September 1-September 30, 2004	303	48.66	303	957,492

On April 29, 2004 the Company announced a plan to purchase up to one million shares of common stock. This plan will terminate on April 29, 2005. The Company has not made any repurchases other than through this plan. All share purchases under this share repurchase plan are within the scope of Rule 10b-18 promulgated under the Security Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIE S

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATIO N

On August 27, 2004, the Company filed a prospectus amending and restating the UMB Financial Corporation Dividend Reinvestment and Employee Direct Stock Purchase Plan (the “Plan”). The amendments included: reduced minimum initial investment amounts, payment of certain commissions and fees by the Company, and expanded payment options for Plan participants. The Plan, as amended and restated, is attached as Exhibit 4.2 on this Form 10-Q and incorporated herein by reference.

ITEM6. EXHIBITS

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

4.2 UMB Financial Corporation Dividend Reinvestment and Employee Direct Stock Purchase Plan filed with the Commission on August 27, 2004

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

UMB FINANCIAL CORPORATION

/s/Patrick J. Derpinghaus
Patrick J. Derpinghaus
Senior Vice President and Controller

Date: November 8, 2004