Form 10-K
period 2004-12-31
UMB FINANCIAL CORP
filed 2005-03-14
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

As of June 30, 2004, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $876,307,949 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2005
Common Stock, $1.00 Par Value	21,629,678

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders, to be held on April 26, 2005, are incorporated by reference into in Part III of this Form 10K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the “Company”) was organized in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Company owns all of the outstanding stock of four commercial banks, a reinsurance company, a community development corporation, a consulting company, mutual fund servicing company and eleven other subsidiaries.

The four commercial banks are engaged in general commercial banking business entirely in domestic markets. Two of the banks are in Missouri, and two banks are in Kansas and Colorado. The principal affiliate bank, UMB Bank, n.a., whose charter is in Missouri, also has locations in Illinois, Kansas, Nebraska and Oklahoma. Another affiliate bank, UMB Bank, Colorado, opened a loan production office in Phoenix, Arizona during 2004. The banks offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal affiliate bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. The table below sets forth the names and locations of the Company’s affiliate banks, as well as their respective total assets, total loans, deposits and shareholders’ equity as of December 31, 2004.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2004
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	125	$6,625,746	$2,434,753	$4,618,902	$544,866
UMB Bank, Warsaw, n.a.	4	76,654	24,337	56,926	5,524

Colorado
UMB Bank Colorado, n. a.	10	$447,217	$235,086	$360,244	$31,014

Kansas
UMB National Bank of America	13	$581,677	$164,253	$430,718	$71,218

Banking—Related Subsidiaries
UMB Community Development Corporation
UMB Banc Leasing Corp.
UMB Scout Brokerage Services, Inc.
UMB Scout Insurance Services, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
Scout Investment Advisors, Inc.
UMB Fund Services, Inc.
UMB Consulting Services, Inc.
UMB Bank and Trust, n.a.

Other subsidiaries of the Company are Kansas City Realty Company, Kansas City Financial Corporation, UMB Redevelopment Corporation and Warsaw Financial Corporation. United Missouri Insurance Company, an

Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. UMB Community Development Corporation provides low-cost mortgage loans to low- to moderate-income families for acquiring or rehabilitating owner-occupied housing in Missouri, Kansas, Illinois, Nebraska, Oklahoma and Colorado. UMB Consulting Services, Inc. offers regulatory and compliance assistance to regional banks. UMB Fund Services, Inc. (formerly known as Sunstone Financial Group Inc.), located in Milwaukee, Wisconsin, is a nationally recognized mutual fund service provider to nearly 40 fund groups representing approximately 140 funds.

Effective August 1, 2004, UMB U.S.A., n.a. was merged into the principal affiliate bank, UMB Bank, n.a. UMB, U.S.A., n.a. was a credit card bank located in Nebraska. The credit card operations were moved to Missouri. Effective December 4, 2004, UMB Bank Omaha, n.a. was merged into the principal affiliate bank, UMB Bank, n.a. The branches of UMB Bank Omaha, n.a. continue to operate as branches of UMB Bank, n.a.

On a full-time equivalent basis at December 31, 2004, the Company and its subsidiaries employed 3,573 persons.

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

Supervision and Regulation.    As a bank holding company and a financial holding company, the Company (and its subsidiaries) are subject to extensive regulation and are affected by numerous federal and state laws and regulations.

Supervision.    The Company is subject to regulation and examination by the Federal Reserve Board (FRB) and the Federal Reserve Bank of Kansas City. Its four subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). UMB Scout Insurance Services, Inc. is regulated by state agencies in the states in which it operates. The FRB possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Company’s banks, not the Company’s shareholders. The Company is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to loans to directors or executive officers of the Corporation and its subsidiaries, the preparation and certification of the Company’s consolidated financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters. The Company’s brokerage affiliate, UMB Scout Brokerage Services, Inc., is regulated by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers, Inc., and the Missouri Division of Securities; it is also subject to certain regulations of the various states in which it transacts business. It is subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the self-regulatory organizations to whom it has delegated certain regulatory authority, may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purposes of regulation of securities broker/dealers is the protection of customers and the securities market, rather than the protection of stockholders of broker/dealers.

Limitation on Acquisitions and Activities.    The Company is subject to the Bank Holding Company Act of 1956 as amended (“BHCA”), which requires the Company to obtain the prior approval of the Federal Reserve Board to (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of any class of voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company. The BHCA also imposes significant limitations on the scope and type of activities in which the Company and its subsidiaries may engage. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act of 1999 (GLB Ac)t, a bank holding company, all of whose controlled depository institutions are “well-capitalized” and “well-managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.

A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and insurance agency activities;

•	merchant banking; and

•	activities that the FRB determines to be financial in nature or incidental to a financial activity, or which are complementary to a financial activity and do not pose a safety and soundness risk.

A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB, must obtain approval from the FRB before engaging in such activity. Also, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity, if it shows that the activity does not pose a substantial risk to the safety and soundness of insured depository institutions or the financial system. Under the GLB Act, subsidiaries of financial holding companies engaged in non-bank activities are supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context.

A financial holding company may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB’s merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross market its products or services with any of the financial holding company’s controlled depository institutions. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of less than “satisfactory”, then the financial holding company is limited with respect to its engaging in new activities or acquiring other companies, until the rating is raised to at least “satisfactory.”

Interstate Banking and Branching.    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30%-of-insured-deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company, or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states. Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. A state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). A state may also establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company, provided that such deposit limit does not discriminate against out-of-state bank holding companies As a result of the Riegle-Neal Act, the Company has many more opportunities for expansion and has potentially greater competition in its market area from nationwide or regional banks.

Other Regulatory Restrictions & Requirements.    A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, with limited exceptions. There are also various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. The Company and its subsidiaries are also subject to certain restrictions on issuance, underwriting and distribution of securities. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. Also, under cross-guaranty provisions of the Federal Deposit Insurance Act (the “FDIA “), bank subsidiaries of a bank holding company are liable for any loss incurred by the FDIC insurance fund, in connection with the failure of any other bank subsidiary of the bank holding company.

The Company’s bank subsidiaries are subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991, which expanded the regulatory and enforcement powers of the federal bank regulatory agencies. Such laws require that such agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Company’s bank subsidiaries are also subject to a number of consumer protection laws and regulations of general applicability, as well as the USA Patriot Act, which is designed to identify, prevent and deter international money laundering and terrorist financing.

The rate of interest a bank may charge on certain classes of loan is limited by law. At certain times in the past, such limitations have resulted in reductions of net interest margins on certain classes of loans. Federal laws also impose additional restrictions on the lending activities of banks, including the amount that can be loaned to one borrower or related group.

All four of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency (“OCC”). In addition, the national banks are subject to examination by The Federal Reserve System. All such banks are members of, and subject to examination by, the Federal Deposit Insurance Corporation (“FDIC”).

Payment of dividends by the Company’s affiliate banks to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2004, approximately $11,335,000 of the equity of the Company’s banks was available for distribution as dividends to the Company without prior regulatory approval or without reducing the capital of the respective banks below prudent levels.

Each of the Company’s subsidiary banks are subject to the Community Reinvestment Act (the “CRA “) and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and-moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its bank subsidiaries.

Regulatory Capital Requirements Applicable to the Company.    The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited. The FRB’s capital adequacy guidelines provide for the following types of capital:

Tier 1 capital, also referred to as core capital, calculated as:

•	common stockholders’ equity;

•	plus, non-cumulative perpetual preferred stock and any related surplus;

•	plus, minority interests in the equity accounts of consolidated subsidiaries;

•	less, all intangible assets (other than certain mortgage servicing assets, non-mortgage servicing assets and purchased credit card relationships);

•	less, certain credit-enhanced interest-only strips and non-financial equity investments required to be deducted from capital; and

•	less, certain deferred tax assets.

Tier 2 capital, also referred to as supplementary capital, calculated as:

•	allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

•	plus, unrealized gains on certain equity securities (limited to 45% of pre-tax net unrealized gains);

•	plus, cumulative perpetual and long-term preferred stock (original maturity of 20 years or more) and any related surplus;

•	plus, auction rate and similar preferred stock (both cumulative and non-cumulative);

•	plus, hybrid capital instruments (including mandatory convertible debt securities); and

•	plus, term subordinated debt and intermediate-term preferred stock with an original weighted average maturity of five years or more (limited to 50% of Tier 1 capital).

The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

Total capital, calculated as:

•	Tier 1 capital;

•	plus, qualifying Tier 2 capital;

•	less, investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes;

•	less, intentional, reciprocal cross-holdings of capital securities issued by banks; and

•	less, other deductions (such as investments in other subsidiaries and joint ventures) as determined by supervising authority.

The Company is required to maintain minimum amounts of capital to various categories of assets, as defined by the banking regulators. At December 31, 2004, the Company was required to have minimum Tier 1 capital, Total capital, and leverage, ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 18.2%, 19.2%, and 11%, respectively.

Regulatory Capital Requirements Applicable to the Company’s Subsidiary Banks.    In addition to the minimum capital requirements of the FRB applicable to the Company, there are separate minimum capital requirements applicable to its subsidiary national banks

Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:

•	“well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

•	“adequately capitalized” if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater, and a total risk-based capital ratio of 8% or greater;

•	“undercapitalized” if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

•	“significantly undercapitalized” if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

•	“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The Company’s banks must be well-capitalized and well-managed in order for the Company to remain a financial holding company. To be well-capitalized, a bank must maintain a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater. The capital ratios and classifications of each of the Company’s four banks as of December 31, 2005, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 (6% or greater)	Total Risk-Based (10% or greater)
UMB Bank NA	8.72%	13.94%	14.94%
UMB Bank Colorado NA	6.94%	9.71%	10.92%
UMB National Bank of America	12.34%	34.25%	35.16%
UMB Bank Warsaw NA	7.50%	14.56%	15.57%

The Company is required to maintain minimum balances with the FRB for each of its subsidiary banks. These balances are calculated from reports filed with the respective FRB for each affiliate. At December 31, 2004, the Company held $58,861,000 at the respective FRB.

Deposit Insurance and Assessments.    The deposits of each of the Company’s four subsidiary banks are insured by an insurance fund administered by the FDIC, in general up to a maximum of $100,000 per insured deposit. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC’s assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

Limitations on Transactions with Affiliates.    The Company and its non-bank subsidiaries are “affiliates” within the meaning of Sections 23A and 23B of the Federal Reserve Act. The amount of loans or extensions of credit which a bank may make to non-bank “affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

Other Banking Activities.    The investments and activities of the Company’s subsidiary banks are also subject to regulation by federal banking agencies, regarding investments in subsidiaries, investments for their own account (including limitations in investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

Fiscal & Monetary Policies.    The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. It is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are: conducting open market operations in United States government securities; changing the discount rates of borrowings of depository institutions; imposing or changing reserve requirements against depository institutions’ deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly effect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.

Future Legislation.    Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the Company’s (and its subsidiaries’) operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on the business, results of operations or financial condition of the Company or its subsidiaries.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Segment Information.    Financial information regarding segments is included in Note 12 to the Consolidated Financial Statements provided in Item 8, pages 55 through 58 of this report.

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 13 through 41 of this report.

Executive Officers of the Registrants.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant

J. Mariner Kemper	32	Chairman and CEO of the Company since May 2004. Chairman of the Company’s Western Region since January 2004. Chairman and CEO of UMB Bank, Colorado, n.a. (a subsidiary of the Company since 2000). President of UMB Bank, Colorado from 1997 to 2000.

Peter J. Genovese	58	Vice Chairman of the Eastern Region UMB Bank, n.a. since January 2004. President of the Company from January 2000 to January 2004. Vice Chairman of the Board of the Company since 1982. Chairman and Chief Executive Officer of UMB Bank of St. Louis, n.a. (a former subsidiary of the Company) from 1979 to 1999.

Peter J. deSilva	43	President and Chief Operating Officer of the Company since January 2004. Previously with Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Royce M. Hammons	59	Regional President of UMB Bank, n.a. since 2000. President and Chief Executive Officer of UMB Oklahoma Bank (a former subsidiary of the Company) from 1987 through 2000.

Bradley J. Smith	49	Executive Vice President of Consumer Services, UMB Bank, n.a. since January 2005. Executive Vice President of Retail and Corporate Services, St. Francis bank/Mid America Bank, Milwaukee, Wisconsin from 2000 through 2005. Executive Vice President of Retail Banking, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 1997 through 2003.

James A. Sangster	50	President of UMB Bank, n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1993 to 1999. Executive Vice President prior thereto.

Douglas F. Page	61	Executive Vice President of the Company since 1984 and Divisional Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

James C. Thompson	62	Divisional Executive Vice President of UMB Bank, n.a. since July 1994. Executive Vice President of UMB Bank of St. Louis, n.a. since 1989.

Dennis R. Rilinger	57	Divisional Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

Mark A. Schmidtlein	45	President of UMB Bank, n.a. Capital Markets since January, 2003, Executive Vice President of UMB Bank, n.a. from 1996 to 2002. Senior Vice President prior thereto.

Joseph G. Gazzoli	52	Executive Vice President of Asset Management Division of UMB Bank, n.a. since June 2004. Executive Vice President of the Company and Chairman of UMB Bank St. Louis since January 2004. President and Chief Executive Officer TIAA-CREF from 1998 through 2004. TIAA-CREF is a financial services company primarily serving higher education and research.

David D. Kling	58	Divisional Executive Vice President of UMB Bank, n.a. since 1997.

Name	Age	Position with Registrant

Vince J. Ciavardini	49	Vice Chairman of Board of the Company and President and CEO of Investment Services Group since 2002. President and CEO of PFPC, Inc. 1982 to 2001, which provides fund services to the investment management industry.

Chris N. Hoffman III	55	Chairman of the UMB National Bank of America since 2002, President of Salina Banking Center of UMB National Bank of America Salina, Kansas from 1993 through 2001.

James D. Matteoni	62	Divisional Executive Vice President of Business Development since 2004. Chief Information Officer of UMB Bank, n.a. from 1996 to 2004.

Darren Herrmann	39	Treasurer of the Company since 2002, Senior Vice President and Manager of the Financial Services Group in the Investment Banking Division of UMB Bank, n.a. since 1994.

A discussion of recent acquisitions is included in Note 15 to the Consolidated Financial Statements provided in Item 8 on page 65 of this report.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

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

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,135 square feet in Milwaukee, Wisconsin, at which its fund services operations are headquartered.

The banking facilities of UMB Bank, n.a. at 928 Grand Boulevard and 906 Grand Boulevard principally house the bank’s support functions. The 928 Grand Boulevard location is connected to the headquarters building by an enclosed pedestrian walkway. The 928 Grand Boulevard finished a major rehabilitation during 2004. UMB Bank, n.a. also leases 40,000 square feet of space in the Equitable Building, in the heart of the downtown commercial sector of St. Louis. A full service banking center, operations and administrative offices are housed at this location.

At December 31, 2004, the Company’s affiliate banks operated a total of four main banking houses and 148 detached facilities, the majority of which are owned by the affiliate banks or a non-bank subsidiary of the Company and leased to the respective bank. The Company constructed an 180,000 square foot operations center in downtown Kansas City, Missouri. The Company moved its operational and item processing functions, as well as management information systems, to this building in the second quarter of 1999.

Additional information with respect to premises and equipment is presented in Note 1 and 8 to the Consolidated Financial Statements in Item 8, pages 47 and 55 of this report.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ National Market System under the symbol “UMBF.” As of February 28, 2005, the Company had 1,958 shareholders. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2004	March 31	June 30	Sept. 30	Dec. 31
Dividend	0.21	0.21	0.21	0.22
Book value	38.02	37.18	37.85	37.85
Market price:
High	52.05	52.89	51.99	58.90
Low	46.68	48.01	46.46	47.36
Close	50.70	51.62	47.67	56.66

Per Share

2003	March 31	June 30	Sept. 30	Dec. 31
Dividend	0.20	0.20	0.20	0.21
Book value	36.75	37.08	37.19	37.43
Market price:
High	40.48	43.61	49.40	51.49
Low	36.25	36.75	43.04	47.54
Close	36.67	42.46	47.17	47.54

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is contained in Item 1, page 6 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 52 and 53 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, page 78 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2004:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2004	—	$—	—	957,492
November 1—November 30, 2004	16,814	53.38	16,814	940,678
December 1—December 31, 2004	5,919	57.24	5,919	934,759

On April 29, 2004 the Company announced a plan to purchase up to one million shares of common stock. This plan will terminate on April 29, 2005. The Company has not made any repurchases other than through this plan. All share purchases under this share repurchase plan are within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares.

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 14 through 35, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

	2004	2003	2002	2001	2000
EARNINGS
Interest Income	$220,402	$236,760	$294,483	$384,876	$430,785
Interest Expense	40,350	42,684	76,452	145,147	196,377
Net interest income	180,052	194,076	218,031	239,729	234,408
Provision for loan losses	5,370	12,005	16,738	14,745	9,201
Noninterest income	226,861	245,568	232,206	223,523	197,223
Noninterest expense	349,808	351,652	360,949	369,373	353,760
Minority interest in loss of subsidiary	—	—	—	11,800	19,437
Net income	42,839	58,879	57,173	65,230	65,111

AVERAGE BALANCES
Assets	$6,927,929	$7,150,135	$7,589,065	$7,366,444	7,289,098
Loans, net of unearned interest	2,781,084	2,588,794	2,632,850	2,929,061	3,004,754
Securities*	2,966,402	3,507,789	3,832,599	3,145,246	2,841,892
Deposits	4,974,107	5,280,203	5,527,836	5,410,264	5,364,754
Long-term debt	17,579	17,384	27,466	29,049	29,504
Shareholders’ equity	821,556	808,472	794,202	748,739	676,243

YEAR-END BALANCES
Assets	$7,805,006	$7,749,419	$8,035,559	$8,730,934	$7,866,883
Loans, net of unearned interest	2,869,224	2,722,292	2,657,532	2,814,388	3,073,957
Securities*	3,764,011	3,721,943	4,138,569	4,521,294	3,145,466
Deposits	5,383,704	5,636,125	5,846,947	6,375,510	5,935,204
Long-term debt	21,051	16,280	26,302	27,388	27,041
Shareholders’ equity	819,182	811,923	802,800	768,577	702,934

PER SHARE DATA
Earnings—basic	$1.98	$2.70	$2.59	$2.95	$2.91
Earnings—diluted	1.97	2.70	2.58	2.95	2.91
Cash Dividends	0.85	0.81	0.80	0.76	0.76
Dividend payout ratio	42.93%	30.00%	30.89%	27.12%	26.12%
Book Value	$37.85	$37.43	$36.52	$34.73	$31.58
Market price
High	58.90	51.49	50.10	43.52	37.14
Low	46.46	36.25	36.20	32.86	29.58
Close	56.66	47.54	38.26	40.00	35.60

RATIOS
Return on average assets	0.62%	0.82%	0.75%	0.89%	0.89%
Return on average equity	5.21	7.28	7.20	8.71	9.63
Average equity to average assets	11.86	11.31	10.47	10.17	9.28
Total risk-based capital ratio	19.20	20.25	18.88	15.97	16.63

*	Securities include securities held to maturity, securities available for sale, Federal Reserve Bank and other stock

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2004. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

The discussion contains forward-looking statements of expected future developments. We wish to ensure such statements are accompanied by meaningful cautionary statements pursuant to safe harbor established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to projections of future financial performance and financial items, plans and objectives of future operations, and other matters. The use of variations of words such as “expects,” “estimates,” “anticipates,” “believes,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements reflect management’s expectations and are based on currently available data; however, actual future results are subject to future events and uncertainties, which could materially affect actual performance and cause future results to differ materially from those referred to in the forward-looking statements. Such future events and uncertainties include, but are not limited to, changes in: loan demand, the ability of customers to repay loans, consumer saving habits, employee costs, pricing, interest rates, competition, legal or regulatory requirements or restrictions, U.S. or international economic or political conditions such as inflation or fluctuation in interest rates or in the values of securities traded in the equity markets. Any forward-looking statements should be read in conjunction with information about risks and uncertainties set forth in this report. Forward-looking statements speak only as of the date they are made, and the Company does not intend to review or revise any particular forward-looking statement in light of events that occur thereafter or to reflect the occurrence of unanticipated events.

Overview

The Company has experienced nearly three years of suppressed earnings largely driven by the following factors: the sustained low interest rate environment, the overall health of the equity markets and increased competition within its market. However, as discussed later, the fourth quarter of 2004 has begun to reflect improvements in these factors.

The sustained low interest rate environment adversely impacts the net interest income as the Company’s balance sheet is structured to be both very short in duration and liquid. Management believes that liquidity and capital are necessary given the types of products and services the Company offers, particularly as it relates to treasury and cash management products and services. Thus, the Company does not anticipate that the structure of its balance sheet will change substantially in the near future. The Company’s liquidity and capital position is designed to provide assurances that the cash needs of the Company can be met. This position adversely impacts the Company’s net interest income in a declining rate environment. However, in an increasing rate environment, this position should, over time, benefit the Company. Management believes that we will be entering into a period of rising interest rates given the overall expansion of the economy. Item 7a, Quantitative and Qualitative Disclosures about Market Risk discusses in detail the impact of rising and declining rates on net interest income.

Net interest income is a main source of revenue for the Company. Net interest income is negatively impacted by smaller spreads between the yield on earning assets and the interest-free sources of funds. As the yield on loans and investments have declined, interest-free sources of funds could not, by definition, be lowered to match the decrease in yield on earning assets. In addition, a competitive deposit- pricing environment prevented the lowering of rates on interest bearing deposits to match the decrease in yields on earning assets. During the second half of 2004, interest rates began to rise but the repricing of funds occurred faster than the repricing of rates on loans and investments. Table 2 appearing in the “Results of Operations—Net Interest

Income” section of the Management’s Discussion and Analysis shows the impact of the declining rate environment and also shows the declining benefits derived from the Company’s interest free source of funds.

Management continues to focus on diversifying its revenue sources so that the net income of the Company is less susceptible to changes in interest rates. Management has also focused on reducing expenses that are not necessary to the delivery of products and services to the Company’s customer base.

As some of the Company’s fee-based business is the direct result of the market value of its customer’s investments, the overall health of the equity markets plays an important role in the recognition of fee income, particularly in the trust, mutual fund servicing and investment management areas of the Company. As the overall equity markets improve, the basis on which certain fee income is calculated is expected to grow.

The Company is also facing increased competition from other banks in its markets as well as other competitors such as non-bank financial institutions, brokers, insurance companies and investment advisory firms. The Company faces intense competition for retail customers and competes nationally with respect to its asset management business. This increased competition continues to have the impact of compressing margins and income from the Company’s fee based businesses.

To counteract this competitive pressure, the Company’s goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. Management believes that the Company’s size should allow it to meet this goal and at the same time offer the wide range of products most customers need. The Company has experienced growth in markets outside of the Kansas City metropolitan area and is developing its customer base in those outlying regions. In particular, the Company will be focusing on the St. Louis and Colorado markets. The Company believes that there is demand in these markets for bank services delivered with a customer-centric focus.

Earnings Summary

The Company recorded consolidated net income of $42.8 million for the year ended December 31, 2004. This represents a 27.2% decrease over 2003. Net income for 2003 increased 3% compared to 2002. Earnings per share for the year ended December 31, 2004, were $1.98 per share compared to $2.70 in 2003 and $2.59 in 2002. Earnings per share for 2004 decreased 26.7% over 2003 per share earnings, which had increased 4.2% over 2002.

The Federal Reserve Board has reduced the interest rate 550 basis points (5.50%) since 2001. In the second half of 2004, the Federal Reserve Board increased interest rates five times aggregating 125 basis points (1.25%). This overall reduction in rates caused repricing pressures on loans and securities and thus contributed significantly to a decrease in interest income for 2002, 2003 and into 2004. Although this decrease in interest income was partially offset by a decrease in interest expense, the Company’s net interest income declined to $180.1 million in 2004 compared to $194.1 million in 2003 and $218.0 million in 2002. With the five rate increases in the second half of 2004, the Company is beginning to see a turn around in its yield on earning assets as these rate increases are beginning to have a positive impact. To illustrate: the Company’s yield on earning assets reached a low in the first quarter of 2004 at 3.62% and increased to 3.87% during the fourth quarter of 2004. The Company anticipates that its yields will continue to slowly improve if rates gradually rise or remain stable.

The Company had a decrease of 7.6% in noninterest income in 2004 as compared to 2003 and a 5.8% increase in 2003 compared to 2002. This decrease of $18.7 million in 2004 is due to two factors: In 2003, the Company sold its merchant discount operation, which processes credit and debit card activity for commercial and retail merchants, and realized a one-time gain of $8.25 million. Decreases in trading, trust and investment banking income and service charges on deposit accounts in 2004 contributed to an absolute decrease in noninterest income for 2004 compared to 2003. Trust income was down in 2004 primarily because of the sale of the employee benefit accounts in 2003. Except for its receipt later in 2005 of the final payment on the sale of such accounts, no significant income or expenses are expected in the future with respect to employee benefit accounts.

Noninterest expense declined in 2004 by 0.5% compared to 2003 and decreased in 2003 by 2.6% compared to 2002. The $1.8 million decrease in 2004 compared to 2003 was primarily due to lower salaries and employee benefit costs as fully realized from the sale of its employee benefits business as well as other personnel related efficiencies. This decrease in salaries and benefits was partially offset by increases in occupancy (largely due to the refurbishment of the headquarters’ building in Kansas City and the construction of new branches) equipment, legal and consulting and processing fees (linked to the Company’s upgrading of its core operating systems); and marketing expenses (the Company’s creation of its branding strategy as well as product support). The decrease in 2003 compared to 2002 was primarily due to lower salaries and employee benefit related costs.

Results of Operations

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affects net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2004, 2003 and 2002. Table 1 also shows the impact of the declining rate environment on net interest income over the last three years.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest free funding sources. Table 2 analyzes net interest rate margin for the three years ended December 31, 2004, 2003 and 2002. Table 2 also shows the decline in the benefit of interest free funds as a result of the declining interest rate environment over the last three years. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2000 through 2004 are presented in a table following the footnotes to the Consolidated Financial Statements. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

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

Average Volume		Average Rate		2004 vs. 2003	Increase (Decrease)
2004	2003	2004	2003		Volume	Rate	Total
				Change in interest earned on:
$2,781,084	$2,588,794	4.94%	5.35%	Loans	$10,134	$(10,773)	$(639)
				Securities:
2,351,226	2,771,882	2.46	2.56	Taxable	(10,437)	(2,687)	(13,124)
615,176	735,907	4.67	5.24	Tax-exempt	(3,560)	(2,361)	(5,921)
280,305	146,470	1.57	1.16	Federal funds sold and resell agreements	1,938	750	2,688
69,784	51,211	3.12	2.99	Other	569	69	638

6,097,575	6,294,264	3.78	3.99	Total	(1,356)	(15,002)	(16,358)
				Change in interest incurred on:
3,108,502	3,492,038	0.87	0.95	Interest-bearing deposits	(3,471)	(2,644)	(6,115)
1,050,891	950,569	1.16	0.87	Federal funds purchased and repurchase agreements	940	2,978	3,918
36,052	41,161	3.13	3.07	Other	(160)	23	(137)

$4,195,445	$4,483,768	0.96%	0.95%	Total	(2,691)	357	(2,334)

				Net Interest income	$1,335	$(15,359)	$(14,024)

Average Volume		Average Rate		2003 vs. 2002	Increase (Decrease)
2003	2002	2003	2002		Volume	Rate	Total
				Change in interest earned on:
$2,588,794	$2,632,850	5.35%	6.13%	Loans	$(2,722)	$(19,942)	$(22,664)
				Securities:
2,771,882	3,146,077	2.56	3.12	Taxable	(11,109)	(18,912)	(30,021)
735,907	686,522	5.24	5.91	Tax-exempt	2,644	(5,034)	(2,390)
146,470	185,678	1.16	1.69	Federal funds sold and resell agreements	(577)	(852)	(1,429)
51,211	66,952	2.99	4.06	Other	(575)	(644)	(1,219)

6,294,264	6,718,079	3.99	4.59	Total	(12,339)	(45,384)	(57,723)
				Change in interest incurred on:
3,492,038	3,804,714	0.95	1.56	Interest-bearing deposits	(4,550)	(21,683)	(26,233)
950,569	1,107,821	0.87	1.29	Federal funds purchased and repurchase agreements	(1,828)	(4,219)	(6,047)
41,161	88,561	3.07	3.11	Other	(1,457)	(31)	(1,488)

$4,483,768	$5,001,096	0.95%	1.53%	Total	(7,835)	(25,933)	(33,768)

				Net Interest income	$(4,504)	$(19,451)	$(23,955)

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2004	2003	2002
Average earning assets	$6,097,575	$6,294,264	$6,718,079
Interest-bearing liabilities	4,195,445	4,483,768	5,001,096

Interest-free funds	$1,902,130	$1,810,496	$1,716,983

Free funds ratio (free funds to earning assets)	31.19%	28.76%	25.56%

Tax-equivalent yield on earning assets	3.78%	3.99%	4.59%
Cost of interest-bearing liabilities	0.96	0.95	1.53

Net interest spread	2.82%	3.04%	3.06%
Benefit of interest-free funds	0.30	0.27	0.40

Net interest margin	3.12%	3.31%	3.46%

The Company experienced lower net interest income of $14.0 million for the year 2004 compared to 2003 and $24.0 million for the year 2003 compared to 2002. As illustrated in Table 1, the 2004 and 2003 declines were primarily driven by lower rates. These decreases in net interest income have occurred due to several factors, primarily a reduction in demand for loans due to the soft economy; a reduction in mutual fund and trust related money market balances largely driven by both economic factors and a residual lack of public confidence impacting the overall securities industry; and an earning asset portfolio that, by design, is very short in duration and has been negatively impacted by the overall decline in interest rates over the past three years. As discussed below, management believes these factors will gradually improve.

Management believes that the overall outlook in its net interest income is positive. Outstanding loans have increased from $2.72 billion at the end of 2003 to $2.87 billion at the end of 2004. As the economy continues to strengthen, this will spur higher demand for commercial and consumer loans. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio, as, by design, its investment portfolio is very short in duration and liquid in its composition of assets. In addition, as evidenced by the rate increases in 2004, most economists believe that the Federal Reserve Board will slowly apply the brake to the economy by increasing rates in 2005. Given the term of the Company’s earning assets, a rising rate environment has historically had a positive impact on the Company’s net interest income and management expects that this will occur in the future, especially once rates stabilize. Finally, management is continuing a strategic initiative that it launched in the early part of 2004 to focus additional efforts on marketing, product enhancements and streamlining the approval process for its consumer loan product suite. These efforts are expected to result in increased volumes of new applications and booked loans.

Provision and Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents management’s judgment of the probable losses inherent in the Company’s loan portfolio. The provision for loan losses is the amount necessary to adjust its ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company’s subsidiaries. Furthermore, a Joint Interagency Advisory was issued on March 1, 2004, by the federal banking, thrift and credit union regulators providing clarification on the guidance on the accounting for loan and lease losses. Management estimates its probable losses in accordance with this guidance.

In 2004, the Company partially decentralized its loan approval process by increasing the lending authority limits for its regions. However, the Company maintained its centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, larger loan requests are still centrally reviewed to ensure the consistent application of the loan policy and standards.

Management of the Company decreased the ALL from 1.60% of total loans as of December 31, 2003 to 1.49% of total loans as of December 31, 2004. This decrease was due to both a decrease in nonperforming loans in 2004 and sustained low charge-offs in 2003 and 2004. In 2003 the ALL was increased from 1.40% of total loans as of December 31, 2002 to 1.60% of total loans as of December 31, 2003. This increase was due to an increase in nonperforming loans in 2003.

As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is appropriate based on the inherent losses in the loan portfolio at December 31, 2004. Although no assurance can be given, management of the Company believes the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions, and does not anticipate material increases in the ALL or in the level of provisions to the ALL, in the near future. Future economic conditions and borrowers’ ability to meet their obligations, however, are uncertainties which could affect the Company’s ALL and/or need to change its current level of provision.

Table 3

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category.

	December 31
Loan Category	2004	2003	2002	2001	2000
Commercial	$17,325	$22,550	$20,050	$18,050	$15,550
Consumer	20,806	19,644	16,278	16,587	15,548
Real estate	4,292	1,200	900	900	800
Agricultural	250	50	50	50	50
Leases	50	50	50	50	50

Total allowance	$42,723	$43,494	$37,328	$35,637	$31,998

The Company recorded a provision for loan losses of $5.4 million in 2004, compared with $12.0 million during 2003 and $16.7 million during 2002. The decrease in the loan provision in 2004 was primarily due to sustained low charge-offs in 2004. Net charge-offs were $6.1 million in 2004 and $5.8 million in 2003 compared with $15.0 million in 2002. The decrease in the loan provision in 2003 was primarily due to a $9.2 million decrease in net loan charge-offs, $8.7 million of the decrease is related to a decrease in commercial loans net charge offs.

Table 4 presents a five-year summary of the Company’s ALL. Also, please see Credit Risk under Risk Management on pages 39 and 40 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2004	2003	2002	2001	2000
Allowance-beginning of year	$43,494	$37,328	$35,637	$31,998	$31,193
Provision for loan losses	5,370	12,005	16,738	14,745	9,201
Charge-offs:
Commercial	(2,150)	(2,320)	(8,483)	(4,764)	(992)
Consumer
Bankcard	(5,541)	(6,175)	(6,118)	(6,613)	(5,051)
Other	(2,050)	(2,825)	(3,746)	(5,378)	(5,887)
Real estate	(4)	(17)	(13)	(5)	(3)

Total charge-offs	(9,745)	(11,337)	(18,360)	(16,760)	(11,933)
Recoveries:
Commercial	1,257	2,998	457	1,820	236
Consumer
Bankcard	1,129	1,097	1,307	1,373	1,191
Other	1,217	1,294	1,507	2,204	2,073
Real estate	1	109	21	256	35
Agricultural	—	—	21	1	2

Total recoveries	3,604	5,498	3,313	5,654	3,537

Net charge-offs	(6,141)	(5,839)	(15,047)	(11,106)	(8,396)

Allowance-end of year	$42,723	$43,494	$37,328	$35,637	$31,998

Average loans, net of unearned interest	$2,781,084	$2,558,794	$2,632,850	$2,929,061	$3,004,754
Loans at end of year, net of unearned interest	2,869,224	2,722,292	2,657,532	2,814,388	3,073,957
Allowance to loans at year-end	1.49%	1.60%	1.40%	1.27%	1.04%
Allowance as a multiple of net charge-offs	6.96	x	7.45	x	2.48	x	3.21	x	3.81	x
Net charge-offs to:
Provision for loan losses	114.36%	48.64%	89.90%	75.32%	91.25%
Average loans	0.22	0.23	0.57	0.39	0.28

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability, as fee-based services are non-credit related, provide steady income and are not directly affected by fluctuations in interest rates. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company’s ongoing focus is to develop and offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage and cash management. Management believes that it can offer these products and services both efficiently and profitably as most of these are driven off of common platforms and support structures.

To further leverage these common platforms and support structures, management has developed a strategic initiative centered around developing HSA (Health Savings Account) healthcare initiatives where the Company provides the payment mechanisms to support these HSAs which the Company foresees as having an impact on the health care industry similar to that which 401(k)’s have had on mutual funds. To date, the Company has entered into agreements with certain major healthcare providers. Management believes that, along with institutional asset management and mutual fund servicing, HSAs have the potential to be a significant new noninterest income growth engine for the Company.

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
	2004	2003	2002
Trust and securities processing	$75,742	$86,490	$90,393
Trading and investment banking	17,915	20,863	17,937
Service charges on deposit accounts	73,533	70,705	66,081
Insurance fees and commissions	3,487	3,704	4,368
Brokerage fees	7,731	9,637	7,169
Bankcard fees	31,435	31,655	29,901
Gains on sales of securities available for sale, net	141	824	3,158
Other	16,877	21,690	13,199

Total noninterest income	$226,861	$245,568	$232,206

Noninterest income (summarized in table 5) decreased 7.6% in 2004 compared to an increase of 5.8% in 2003. The decrease in 2004 was primarily a result of a decrease in trading and investment banking, the sale of the merchant discount operation in December 2003 which was recorded in 2003 as a one-time noninterest income item, and a decline in 2004 trust income due to the one-time sale of the employee benefit accounts in 2003. As the sale of the employee benefit accounts enabled the Company to avoid significant capital expenditures, management believes that this sale will not have a significant impact on future earnings. Simultaneous with the sale of the merchant discount operation, a marketing agreement was executed whereby the Company receives a share of future merchant discount income. Therefore, management believes that this sale will not have a significant impact on future earnings. The growth in noninterest income in 2003 was driven primarily by the sale of the merchant discount business in December 2003 and an increase in trading and investment banking income and an increase in service charges on deposit accounts.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees decreased in 2004 compared to 2003 primarily because of the sale of the Company’s employee benefits business. Fees from mutual fund servicing increased slightly during 2004. Although increased regulatory compliance costs have slowed the formation of new funds who represent potential customers of the Company, there has been a growth of alternative investment products whose business is a target of the Company’s sales efforts. Also, the Company has been able to obtain business from existing mutual funds. The Company expects this trend to continue, although it is uncertain as to the level or volume of new business it may be able to obtain or the extent that the traditional mutual fund business may change. Mergers and liquidations of equity funds appear to be slowing, but increased costs and receding margins will likely force further consolidation. The decline in 2003 compared to 2002 was partially due to the decline in equity and financial markets as trust fees are derived from the market value of the assets in the trust. In addition, due to the overall market decline in mutual fund volumes, fees relating to the custody of the securities and the servicing of mutual fund assets were negatively impacted. Management believes that the overall quality and performance of both its investment management and Scout Funds will attract both increased and new investable dollars to it assets under management. The Company also introduced a wrap product that will allow its brokerage operations to sell its Scout Funds to retail clients. Finally, the Company has put a special emphasis on selling the Scout Funds through our institutional channels by the establishment of a dedicated sales force. Through the end of 2004, this dedicated sales force has increased the net inflows into the Company’s Scout Funds (primarily its Worldwide and Small Cap Funds) by approximately $200 Million. Although any forecast of future growth of such funds is uncertain, it is believed the continued efforts of the sales force will positively affect such future growth.

Trading and investment banking consists mostly of fees earned from the sale of bonds to the Company’s correspondent bank and non-financial institution client base. Fees from such activity decreased $2.9 million in

2004 compared to 2003 and as compared to an increase of $2.9 million in 2003 compared to 2002. The 2004 decrease was mainly market driven as customers changed their positions of mortgaged backed securities, in 2003, due to the heavy refinancing of real estate loans. This returned to more normal trading levels in 2004. Management intends to focus its sales efforts on increasing our correspondent bank client base in 2005 which is expected to have a positive affect on trading and investment banking income.

Service charges on deposit accounts increased $2.8 million in 2004 compared to 2003 and $4.6 million in 2003 compared to 2002. The increase in 2004 was primarily related to an increase in overdraft and return item charges due to pricing increases and new overdraft decision and collection procedures. These increased consumer overdraft and return item fees are expected to increase 2005 deposit service charge income; however, some of this increase will be offset by reduced consumer service charge income with the introduction of new “free checking” products. Commercial deposit service charge income growth slowed due to a rapid increase in earnings credits during the second half of 2004. With the possibility of more increases to the earnings credit rates in 2005, growth in commercial service charge income could be challenged. Management believes the shift of customer payments from paper to electronic will continue at a rapid pace. The cash management service providers that weather this environment will be those who kept pace with the technological changes and the changing nature of the payments cycle. Management is expending 27% of its discretionary capital expenditure budget in 2005 to upgrade its product capabilities. In addition, more targeted commission and incentive plans have been put in place to help foster more concerted sales efforts to both attract new and retain current clients. Although the Company has focused significant resources into maintaining its cash management income levels, the external challenges facing the Company make the impact of these changes on its income uncertain.

Bankcard fees were flat in 2004 compared to 2003 and increased $1.8 million in 2003 compared to 2002. Merchant product revenue decreased $1.5 million due to the sale of the merchant bankcard portfolio in December 2003. Income from commercial credit and debit card programs grew rapidly in both 2003 and 2004. Continued growth in the commercial segments and rapid transfer from offline to online debit card activity in the consumer segment is anticipated. With the Company’s launch of HSAs, management is expecting an increase in bankcard income within the HSA segment in 2005.

Other income decreased $4.8 million in 2004 compared to 2003 and increased $8.5 million in 2003 compared to 2002. The decrease in 2004 was largely due to the one-time sale of the merchant discount operation for an $8.25 million gain in 2003 partially offset by income recognized on the one-time sale of the employee benefit accounts in 2004.

Noninterest Expense

Noninterest expense in 2004 decreased $1.8 million compared to 2003 primarily due to lower salary and benefits costs partially offset by increases in occupancy, equipment, marketing and business development, processing fees and related legal and consulting expenses. Noninterest expense decreased $9.3 million in 2003 compared to 2002 due to lower equipment expenses and lower salary expenses. The decrease in salary and benefits is primarily attributed to the reduction of employee benefit staff. As discussed below, noninterest expense will increase in 2005 primarily due to salary and benefit expense increases.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
	2004	2003	2002
Salaries and employee benefits	$189,876	$196,893	$203,458
Occupancy, net	26,131	24,720	23,937
Equipment	43,422	42,645	44,367
Supplies and services	22,268	23,291	23,998
Marketing and business development	15,306	13,550	14,832
Processing fees	21,372	20,323	19,380
Legal and consulting	8,825	7,355	5,839
Amortization of intangibles	742	1,210	2,034
Other	21,866	21,665	23,104

Total noninterest expense	$349,808	$351,652	$360,949

Salaries and employee benefits declined $7.0 million in 2004 compared to 2003 and decreased $6.6 million in 2003 compared to 2002. The decrease in salary and benefits in 2004 were primarily the result of the savings achieved through the reduction of staffing levels due to the sale of the Company’s employee benefit business. This was a continuation of the 2003 and 2002 decrease in staffing levels. To illustrate, the Company’s full time equivalent employees dropped from 4,027 at year-end 2002 to 3,807 at year-end 2003 to 3,587 in 2004. Management anticipates salary and benefit expenses to go up in 2005 as a result of a new short-term incentive plan and the adoption of new accounting rules for equity-based compensation related to the Company’s incentive stock option and long-term incentive plans. A voluntary separation plan was rolled out in January 2005. Although an overall reduction in staff is anticipated as a result of this plan, the full savings associated with this plan will not be realized during 2005. The overall impact on salary expense will be dependent on the number of individuals accepting the offer.

Net occupancy expense increased $1.4 million or 5.7% in 2004 over 2003 due largely to the amortization of costs associated with the refurbishment of a building in the Company’s downtown Kansas City campus, as well as the construction of new branches. Occupancy remained flat in 2003 compared to 2002. Additionally, rental income from our office buildings decreased significantly during 2004. Whether this decrease will continue into future years depends upon the Company’s ability to fully lease its vacant space, and the timing and conditions of any such leases are currently unknown. Equipment costs increased $0.8 million in 2004 compared to 2003 and decreased $1.7 million in 2003 compared to 2002. The 2004 increase was primarily due to a $1.4 million increase in software costs from upgrades to core systems during 2004 offset by a decrease in equipment depreciation. The decrease in 2003 was a result of lower depreciation and equipment maintenance costs. Management expects these expenses to continue to increase in 2005 due to the ongoing upgrading of our core systems.

Marketing and business development increased $1.8 million or 13% over 2003 due to brand positioning and product enhancement and support costs as well as increased emphasis on business development. Marketing expenses decreased by $1.3 million in 2003 over 2002. Management anticipates that marketing costs will decrease in 2005 due to a shift in television and other media advertising to more local community sponsorships.

Processing fees increased $1.0 million in 2004 compared to 2003 and increased $0.9 million in 2003 compared to 2002. This increase was primarily the result of an increase in distribution fees for the Scout Funds as a result of increased flows into the funds and an increase in the distribution fee rate. The increase in 2002 was due to an increase in Federal Reserve Bank processing charges because of the decreased earnings credit on balances and increased volumes of activity.

Legal and consulting fees were up $1.5 million in 2004 over 2003 and were up $1.5 million in 2003 over 2002. The increases were largely due to consulting costs associated with the upgrades to core systems in 2004 and 2003. As most core systems upgrades have occurred, management expects such consulting fees to decrease in 2005. The 2004 increase was also attributable to increased legal costs associated with the Scout Funds and with professional fees associated with the Sarbanes-Oxley Act of 2002 compliance. Management expects the legal and professional fees to remain flat or slightly decrease in the future.

Other expense remained flat in 2004 compared to 2003 and decreased from 2002 to 2003.

Income Taxes

Income tax expense totaled $8.9 million in 2004, compared to $17.1 million in 2003, and compared to $15.4 million in 2002. These expense levels equate to effective rates of 17.2%, 22.5% and 21.2% for 2004, 2003, and 2002 respectively. The primary reason for the difference between the Company’s effective tax rate and the statutory tax rate is the effect of non-taxable income from municipal securities and state and federal tax credits realized. The amount of municipal interest income received has not decreased proportionately to the decrease in the Company’s pretax income, causing an overall reduction in the effective tax rate for each of the three years. The decline in the effective tax rate between 2004 and 2003 resulted mainly from a net $3.7 million reduction in federal and state tax expense as a result of federal and state historic rehabilitation tax credits received on the on-going renovation of a downtown Kansas City office building. The net effect of the sale of state historic rehabilitation tax credits was approximately $1.85 million. The effective income tax rate for 2003 and 2002 includes a reduction in the tax reserve resulting from a reassessment of ongoing risks associated with tax matters. Management believes that the effective tax rate will increase in 2005 as a result of a decrease in the overall impact of municipal interest income.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major lines of business: Commercial Banking and Lending, Corporate Services, Banking Services, Consumer Services, Asset Management, and Investment Services Group. The lines of business in 2003 were Commercial Banking, Retail Banking, Trust and Wealth Management, and Investments Services Group. This change was made by management to better reflect the current organizational structure. This resulted in breaking Commercial Banking into three separate sectors: Commercial Banking and Lending, Corporate Services, and Banking Services. This breakout was done to better reflect how the Company markets its products and services as well as adding more granularity to better identify the primary drivers of our profitability. In addition, the Company merged consumer oriented business lines into the Retail Banking Business Segment and created Consumer Services. Finally, to reflect our desire to focus on both Personal and Institutional lines of business, the Trust and Wealth Management Business Segment has been renamed Asset Management. Under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the prior year information has been reclassified to conform to the 2004 reporting structure. The lines of business are differentiated by both the customers and the products and services offered. Note 12 to the Consolidated Financial Statements describes how these segments are identified and presents financial results of the lines of business for the years ended December 31, 2004, 2003 and 2002. The Treasury and Other Adjustments category includes items not directly associated with the other lines of business.

Commercial Banking and Lending’s pre-tax net income increased $7.9 million, or 57.8 percent, to $21.4 million in 2004, compared to a decrease of $0.6 million, or 4.2 percent to $13.6 million in 2003. For 2004, the increase in net income was driven primarily by an increase in net interest margin of $4.8 million or 10.8 percent over 2003. This increase in margin was largely fueled by lower cost of funding $5 million or 14.8%, which was partially offset by lower average loans of $39.9 million, or 2.2%. The cost of funding outstanding loans dropped from 2.15% to 1.91% largely driven by the Company’s overall lower funding costs resulting from the drop in interest rates over the past few years. Loans outstanding have dropped due to a slow economy in most of the Company’s footprint, increased competition and current clients and prospects having excess liquidity (resulting in their not drawing down on lines or increasing existing lines). A lower provision for loan losses, due to a reduction in non-performing loans, also contributed to the improvement in net income. Net interest income declined in 2003 due to the sustained low interest rate environment and the corresponding impact on repricing of earning assets. An increase in interest rates, as expected by most economists, would have the most significant impact on this business segment, causing net interest income to rise. Management also believes that an anticipated improving economy would spur an increase in both loan commitments and outstandings that would generate increased net interest income. Loan authority increases have been made in 2004 and will continually be reviewed for further increases in 2005, which management believes should motivate and empower associates to make decisions locally and improve the turnaround time for clients. In addition, a new bonus program is being rolled out in 2005 to reward associates for acquiring profitable business. Management anticipates that the amounts to be paid under this program will not be material. Although the intent of the plan is to increase loan volume, the effectiveness of such plan is unknown.

Corporate Services’ pre-tax net income decreased $11.1 million to $23.1 million compared to an increase of $1.9 million or 5.8 percent to $34.2 million in 2003. For 2004, the decrease is largely due to lower net interest income of $10.1 million. The decline in margin is due to lower yields on deposit balances partially offset by an increase in average deposit balances of 2% or $33.5 million. Yields dropped from 1.85% in 2003 to 1.41% in 2004. Noninterest income remained relatively flat from 2003 to 2004, but increased by $7.8 million or 14.6% from 2002 to 2003. Challenges for this line of business arise from competitive pressures, as well as the technological challenges due to the movement from paper to electronic processing. Management believes interest rates will continue to increase in 2005, thus putting pressure on deposit service charge income which is impacted by earnings credits. New products are being developed to keep the Company in step with the client’s changing needs. In addition to the new products, the new business development incentive program that has been rolled out for 2005 is expected to fuel an increase in customer acquisitions and sales to existing clients. Management believes Corporate Trust will expand its market share in regions where the Company has a physical presence outside of Kansas and Missouri due to an enhanced marketing emphasis. The Company has focused significant resources into maintaining its cash management income despite the external challenges facing the company from the shift in customer payments from paper to electronic form. The impact on income from these changes is uncertain.

Banking Services’ pre-tax net income was $8.5 million in 2004, a decrease of $2.8 million from 2003. The 2003 net income increased by $1.4 million from 2002. For 2004, the decrease is primarily attributable to a decrease in noninterest income of $1.8 million. This was primarily driven by lower demand from brokerage income related to the sale of mortgage-backed agencies to correspondent banks. The 2003 noninterest income increased from 2002 due to increased demand of agency products. Banking Services also saw a decline in net-interest margin of $0.6 million in 2004 due to a shift in the deposit mix from noninterest bearing deposits to interest bearing repurchase agreements. If this trend continues, future increases in interest rates would have an adverse affect on interest margin. Management believes that reorganizing the Banking Services group around delivering 12 major UMB product sets through its community bank relationships should improve income within this segment.

Consumer Services’ pre-tax net income decreased $4.0 million to a net loss of $9.9 million, compared to a decrease of $9.2 million from 2002 to 2003. Consumer Services is a source of funding for other activities within the Company. Due to the competitive nature of deposit pricing within the Company’s markets, the Company’s affiliates and subsidiaries increased deposit rates at a higher pace than its increases in earning asset yields during 2004. The 2004 decrease is primarily attributable to a decrease in net interest income before provision of $8.8 million or 10.4% from 2003. Net interest income is lower because of a $67.3 million decrease, or 2% drop in average retail branch deposits from 2003 to 2004, combined with a higher rate of interest paid on deposits during 2004. The majority of the decline in deposits was from time deposits. Growth was experienced in interest checking, savings and regular checking accounts during 2004. The decrease in net interest income was partially offset by lower provision for loan loss expense due to sustained lower charge-offs, as well as an increase in noninterest income. Noninterest income increased during 2004 primarily as a result of higher deposit service charge income due to new overdraft decision and collection procedures. This was partially offset by a decrease in ATM interchange income due to overall reduced volume. Management believes that Consumer Services will improve net interest margin in 2005 by growing noninterest bearing deposits with the introduction of a free-checking product and redesigning in a deposit product set. Further, variable-rate consumer loan products such as home equity lines of credit will be a focus in this rising interest rate environment. Management believes that noninterest expense will increase in 2005 as a result of planned new branch openings and expansions and will evaluate operational efficiencies and branch realignment to offset such expenses.

Asset Management’s pre-tax net income was $5.9 million, which is a decrease of $1.0 million or 14.2% from 2003. This is compared to a $2.1 million increase in income from 2002 to 2003. The $3.1 million increase in noninterest income from 2003 to 2004 was offset by a $4.0 million increase in noninterest expense. Noninterest income increased as a result of increased inflows into the Scout Funds, in particular the UMB Scout WorldWide and UMB Scout Small Cap Funds which grew by over $200 million and $100 million, respectively. Noninterest expense also increased related to increases in distribution, accounting and administration fees from the funds. Another significant expense in 2004 was the related to the amortization of a new trust system placed in service in February 2004. Management believes that 2005 income will increase as it continues to focus its marketing efforts on increasing the inflows into the Scout Funds. Total assets under management for the UMB Scout Funds are over $2.4 billion as of December 31, 2004.

Investment Services Group’s net income decreased $2.4 million or 26.5 percent to $6.5 million in 2004, compared to a decrease of 13.3% to $8.9 million in 2003 from 2002. For 2004, the decrease is due to a decline in net interest income and an increase in noninterest expense. Net interest income declined due to a reduction of deposits from mutual fund clients. The noninterest expense increased by $1.1 million in 2004 over 2003 primarily because of increased personnel costs and credits received in 2003. For 2003, decreased revenues related to a sluggish mutual fund industry had the greatest impact on earnings. Management believes that income from new customers added in 2004 are expected to result in increased revenues in 2005, subject to the overall uncertainties within the mutual fund industry and the overall health of the equity markets.

The net loss for the Treasury and Other Adjustments category was $12.8 million for 2004, compared to a net loss of $10.1 million for 2003. The net loss for all years includes unallocated income tax expense for the consolidated Company. The smaller loss in 2003 was due primarily to the gain on the one-time sale of the merchant discount processing activity that appears as noninterest income in 2003. This is partially offset by income from the one-time sale of the employee benefits accounts during 2004 and decreased income tax expense as a result of federal and state rehabilitation tax credits.

Balance Sheet Analysis

Loans

Loans represent the Company’s largest source of interest income. Loan balances increased by $147 million in 2004 due to management’s effort to focus on new commercial and consumer loan relationships, as well as the overall improvement in the economy. Management plans to continue to focus on growing our consumer and middle market business as these market niches represent our best opportunity to cross-sell fee-related services, such as cash management. Additionally, management has implemented a new incentive plan for loan officers, as well as increased the loan authority for the regional presidents.

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

Table 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2004	2003	2002	2001	2000
Commercial	$1,147,831	$1,134,633	$1,300,762	$1,416,431	$1,553,566
Agricultural	56,798	52,027	47,729	40,777	36,799
Leases	5,154	7,467	8,146	7,454	7,677
Real estate construction	27,205	18,519	13,952	15,267	17,145
Real estate—commercial	471,840	414,915	307,850	281,660	251,119

Total business-related	1,708,828	1,627,561	1,678,439	1,761,589	1,866,306

Bankcard	172,691	161,676	163,808	168,518	176,875
Other consumer installment	795,990	766,816	659,969	735,586	878,610
Real estate—residential	191,715	166,239	155,316	148,695	152,166

Total consumer-related	1,160,396	1,094,731	979,093	1,052,799	1,207,651

Total loans	2,869,224	2,722,292	2,657,532	2,814,388	3,073,957
Allowance for loan losses	(42,723)	(43,494)	(37,328)	(35,637)	(31,998)

Net loans	$2,826,501	$2,678,798	$2,620,204	$2,778,751	$3,041,959

As a % of total loans
Commercial	40.0%	41.7%	49.0%	50.3%	50.5%
Agricultural	2.0	1.9	1.8	1.4	1.2
Leases	0.2	0.3	0.3	0.3	0.3
Real estate construction	1.0	0.7	0.5	0.6	0.5
Real estate—commercial	16.4	15.2	11.6	10.0	8.2

Total business-related	59.6	59.8	63.2	62.6	60.7

Bankcard	6.0	5.9	6.2	6.0	5.8
Other consumer installment	27.7	28.2	24.8	26.1	28.6
Real estate—residential	6.7	6.1	5.8	5.3	4.9

Total consumer-related	40.4	40.2	36.8	37.4	39.3

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

As a percentage of total loans, commercial real estate which includes real estate construction loans now comprise 17.4% of total loans, compared to 15.9% at the end of 2003. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

Bankcard loans have increased slightly as a percentage of total loans. The increase in 2004 was due primarily to increased promotional activity, for which the continued impact of such activities is unknown. A significant portion of the decrease in volume of bankcard loans in 2003 and 2002 was caused by a reduction in the private label portion of the portfolio. This type of loan is generally less profitable than traditional bankcard loans and is likely to continue to decrease in volume.

Other consumer installment loans have decreased as a percentage of loans. Future loan volumes may be affected by the competitive environment including financing terms from auto makers, the overall economy and consumer debt levels. The effects of such factors are uncertain.

Real estate residential loans have increased as a percentage of loans. The increase was due to the success of a low rate home equity line promotion and product enhancements.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on pages 39 and 40 of this report.

Securities

The Company’s security portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a potential source of liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. The Company maintains very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Securities available for sale and securities held to maturity comprised 54.1% of earning assets as of December 31, 2004, compared to 55.1% at year-end 2003. Securities totaled $3.8 billion at December 31, 2004, compared to $3.7 billion at year-end 2003. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

Securities available for sale comprised 95.3% of the Company’s securities portfolio at December 31, 2004 compared to 91.5% at year-end 2003. In order to improve the yields of the securities portfolio the Company has altered the mix of the portfolio from U.S. Treasury Notes to Mortgage-Backed Securities of U.S. Agencies and State and Political Subdivisions. Securities available for sale had a net unrealized loss of $16.7 million at year-end, compared to a gain of $5.1 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, net of tax, as an unrealized loss of $10.6 million at year-end 2004, compared to a gain of $3.2 million for 2003.

The securities portfolio achieved an average yield on a tax-equivalent basis of 2.9% for 2004, compared to 3.1% in 2003 and 3.7% in 2002. The yield on the portfolio decreased by 21 basis points in 2003 as a result of low, sustained short-term interest rates. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The average life of the securities portfolio was 15.3 months at December 31, 2004 compared to 16.8 months at year-end 2003. Management has adopted a portfolio modification plan designed to improve noninterest margin which it intends to implement over the course of the next two years. This plan calls for a modest extension of 6-12 months, to the portfolio average life. Implementation of this plan is subject to market conditions including sufficient supply of securities with acceptable risk/reward characteristics. The effectiveness of this plan is uncertain as it is dependent on future market conditions including interest rate changes. Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Footnote 4 on page 53 of this document). There are U.S. Treasury obligations, federal agency mortgage backed securities, and municipal securities that have had unrealized losses for greater than 12 months. These unrealized losses are a result of interest rate volatility in the markets and not related to the credit quality of the investments. The Company had the ability and intent to hold these investments until a recovery of fair value is achieved, which may be maturity. Therefore, management does not consider these securities to be other-than-temporarily impaired at December 31, 2004.

Table 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2004	Amortized Cost	Fair Value
U.S. Treasury	$743,268	$736,632
U.S. Agencies	1,422,965	1,420,532
Mortgage-backed	986,835	978,833
State and political subdivisions	452,578	452,907

Total	$3,605,646	$3,588,904

December 31, 2003	Amortized Cost	Fair Value
U.S. Treasury	$848,687	$852,242
U.S. Agencies	1,324,259	1,326,588
Mortgage-backed	840,277	836,570
State and political subdivisions	388,971	391,869

Total	$3,402,194	$3,407,269

	US Government Securities		US Agencies Securities		Mortgage Backed Securities
December 31, 2004	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$227,483	1.78%	$1,215,691	2.24%	$235,869	3.06%
Due after 1 year through 5 years	509,149	2.18	204,841	2.80	742,840	3.44
Due after 5 years through 10 years	—	—	—	—	110	6.25
Due after 10 years	—	—	—	—	14	6.83

Total	$736,632	2.06%	$1,420,532	2.32%	$978,833	3.35%

	State and Political Subdivisions
December 31, 2004	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$173,659	2.97%	$1,852,702
Due after 1 year through 5 years	200,468	4.10	1,657,298
Due after 5 years through 10 years	78,780	4.77	78,890
Due after 10 years	—	—	14

Total	$452,907	3.78%	$3,588,904

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2004	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$100,500	$101,445	6.46%
Due after 1 year through 5 years	42,949	44,263	6.57%
Due after 5 years through 10 years	6,924	6,924	4.25%
Due over 10 years	15,692	15,692	4.38%

Total	$166,065	$168,324	2 yr. 5 mo.

December 31, 2003	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$128,529	$130,576	6.39%
Due after 1 year through 5 years	156,384	162,912	6.17%
Due after 5 years through 10 years	4,966	4,966	6.59%
Due over 10 years	16,251	16,251	3.51%

Total	$306,130	$314,705	2 yr. 1mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net purchased position at year-end 2004 was $105.9 million compared to a net sold position of $12.0 million at year-end 2003.

The Investment Banking Division of the Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $568.5 million in 2004 and $827.9 million in 2003.

At December 31, 2004, the Company held securities bought under agreements to resell of $293.6 million compared to $264.7 million at year-end 2003. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $253.9 million in 2004 and $113.1 million in 2003.

The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2004 were $68.0 million, compared to $49.4 million in 2003, and was recorded at market value.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing lines of business in order to attract and retain additional core deposits. Deposits totaled $5.4 billion at December 31, 2004 and $5.6 billion at year-end 2003. Deposits averaged $5.0 billion in 2004 and $5.3 billion in 2003. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers. It is one of the Company’s core competencies given both its scale and competitive product mix.

Noninterest bearing demand deposits average $1.9 billion and $1.8 billion during 2004 and 2003, respectively. These deposits represented 37.5% of average deposits in 2004, compared to 33.9% in 2003. The Company’s large commercial customer base provides a significant source of noninterest bearing deposits. Many of these commercial accounts do not earn interest, however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2004	2003
Maturing within 3 months	$225,632	$275,247
After 3 months but within 6	34,994	33,335
After 6 months but within 12	25,145	26,820
After 12 months	39,779	36,195

Total	$325,550	$371,597

Table 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2004	2003	2002	2001	2000
Amount
Noninterest-bearing demand	$1,865,605	$1,788,165	$1,723,122	$1,775,720	$1,922,019
Interest-bearing demand and savings	2,212,852	2,460,496	2,624,828	2,527,556	2,270,562
Time deposits under $100,000	668,896	779,473	892,164	823,385	824,307

Total core deposits	4,747,353	5,028,134	5,240,114	5,126,661	5,016,888
Time deposits of $100,000 or more	226,754	252,069	287,722	283,603	347,866

Total deposits	$4,974,107	$5,280,203	$5,527,836	$5,410,264	$5,364,754

As a % of total deposits
Noninterest-bearing demand	37.5%	33.9%	31.2%	32.9%	35.8%
Interest-bearing demand and savings	44.5	46.6	47.5	46.7	42.3
Time deposits under $100,000	13.4	14.7	16.1	15.2	15.4

Total core deposits	95.4	95.2	94.8	94.8	93.5
Time deposits of $100,000 or more	4.6	4.8	5.2	5.2	6.5

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Securities sold under agreements to repurchase totaled $1.4 billion at December 31, 2004, and $1.2 billion at year-end 2003. This liability averaged $975.1 million in 2004 and $914.7 million in 2003. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 12

SHORT-TERM DEBT (in thousands)

	2004		2003
	Amount	Rate	Amount	Rate
At year-end:
Federal funds purchased	$105,865	2.16%	$—	—%
Repurchase agreements	1,400,135	1.85	1,173,927	0.76
Other	39,426	1.88	70,604	0.66

Total	$1,545,426	1.87%	$1,244,531	0.75%

Average for year:
Federal funds purchased	$75,757	1.26%	$35,917	1.10%
Repurchase agreements	975,134	1.15	914,652	0.86
Other	18,470	1.00	23,771	0.81

Total	$1,069,361	1.16%	$974,340	0.87%

Maximum month-end balance:
Federal funds purchased	$370,214		$140,000
Repurchase agreements	1,400,135		1,816,927
Other	69,866		161,132

The Company has eleven fixed-rate advances from the Federal Home Loan Bank at rates of 3.80% to 7.61%. These advances, collateralized by Company securities, are used to offset interest rate risk of longer term fixed rate loans.

Capital and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company is not aware of any trend, demands, commitments, events or uncertainties that would materially change its capital position or affect its liquidity in the foreseeable future. Nor does the Company anticipate any materially increased levels of capital expenditures in the near term. Capital is managed for each subsidiary based upon its respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $819.2 million at December 31, 2004 compared to $811.9 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the applicable price is then such that purchases, would enhance overall shareholder value. During 2004 and 2003, the Company acquired 87,364 and 301,293 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 18.19% and total capital ratio of 19.20% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the Liquidity Risk section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on pages 40 and 41 of this report.

Table 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2004, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans:
Residential mortgage	$—	$70	$37,484	$154,161	$191,715
All other	—	78,206	—	2,599,303	2,677,509

Total loans	—	78,276	37,484	2,753,464	2,869,224
Securities available for sale:
U. S. Treasury	743,268	—	—	—	743,268
U. S. agencies and mortgage-backed	701,012	1,708,788	—	—	2,409,800
State and political subdivisions	—	417,796	34,782	—	452,578
Commercial paper and other	7,848	—	—	1,194	9,042

Total securities available for sale	1,452,128	2,126,584	34,782	1,194	3,614,688
Securities held to maturity	—	135,078	10,708	20,279	166,065
Trading securities	858	49,532	9,555	276	60,221
Federal funds and resell agreements	—	293,599	—	—	293,599
Cash and due from banks	94,868	404,348	—	—	499,216
All other assets	—	—	—	297,224	297,224

Category totals	1,547,854	3,087,417	92,529	3,072,437	7,800,237

Risk-weighted totals	—	617,483	46,265	3,072,437	3,736,185
Off-balance-sheet items (risk-weighted)	—	—	2,028	470,531	472,559

Total risk-weighted assets	$—	$617,483	$48,293	$3,542,968	$4,208,744

	Risk-Weighted Category
	Tier1	Tier2	Total
Capital
Shareholders’ equity	$819,182	$—	$819,182
Plus: accumulated other comprehensive loss	10,619	—	10,619
Less: premium on purchased banks	(63,974)	—	(63,974)
Allowance for loan losses	—	42,723	42,723

Total capital	$765,827	$42,723	$808,550

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			18.2%
Total capital to risk-weighted assets			19.2%
Leverage ratio (Tier 1 to total assets less premium on purchased banks)			11.0%

For further discussion of regulatory capital requirements, see note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 56 and 57.

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 14, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 64 and 65 for detailed information on these arrangements.

Table 14

OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2004. The Company has no capital leases or long-term purchase obligations.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations	$21,051	$1,301	$2,834	$3,175	$13,741
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	30,272	4,680	7,182	5,388	13,022
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$51,323	$5,981	$10,016	$8,563	$26,763

	Maturities due by Period
Commitments, Contingencies and Guarantees
Commitments, to extend credit for loans (excluding credit under credit card loans)	$1,061,788	$450,895	$213,920	$300,605	$96,368
Commitments, to extend credit under credit card loans	900,284	900,284	—	—	—
Commercial letters of credit	12,589	12,160	429	—	—
Standby letters of credit	203,791	160,401	36,234	7,156	—
Futures contracts	44,000	44,000	—	—	—
Forward foreign exchange contracts	13,015	13,015
Spot foreign exchange contracts	6,539	6,539	—	—	—

Total	$2,242,006	$1,587,294	$250,583	$307,761	$96,368

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, taxes, other contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions.

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

Goodwill is tested periodically for impairment. The Company has performed three impairment tests of goodwill since inception of the new standard. As a result of those tests, the Company has not recorded an impairment charge. The Company is amortizing other intangibles over their estimated useful life of 10 years.

Long-lived assets including goodwill, other intangible assets and premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or a group of assets may not be recoverable. Goodwill and other intangibles were addressed above. The impairment review for long-lived assets other than goodwill includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and with interest charges), an impairment loss is recognized to the extent the carrying value exceeds its fair value.

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

Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Pursuant to the requirements of FAS 123 proforma net income and earnings per share are disclosed in Note 1 to the Consolidated Financial Statements and discloses the impact on earnings as if the fair value method had been applied. Please see the discussion on FAS123(R) issued December, 2004, under Note 2, “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements under Item 8 on pages 48 and 49.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and approved by the Company’s Board of Directors. The FMC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company uses the following methods (simulation tools) for measuring and analyzing consolidated interest rate risk: Market Value of Equity Modeling (“Net Portfolio Value”), Net Interest Income Simulation Analysis, and Repricing Mismatch Analysis. The Company does not use hedges or swaps to manage interest rate risk except for the use of futures contracts to offset interest rate risk on specific securities held in its trading portfolio.

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points, up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes certain cash flow assumptions regarding non-maturity deposits based on historical analysis, and management’s outlook. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayments and other market changes. Given the low level of current interest rates, the down 200 basis point scenario could not be completed as of December 31, 2003. Table 15 sets forth, for December 31, 2004 and 2003, the increase or decrease (as applicable) in Net Portfolio Value, that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; an immediate decrease of 200 basis points; and, an immediate decrease of 100 basis points. Table 15 includes both instruments entered into for trading purposes, and the instruments entered into for other than trading purposes, since the former represents such a small portion of the Company’s portfolio that any difference in the interest rate risk associated with it (as compared with the risk associated with instruments entered into for other than trading purposes) is immaterial.

Net portfolio value as of December 31, 2004 is higher than December 31, 2003 at both the 100 and 200 basis points increases. This is due primarily to a modeling change in which longer-term non-maturity deposit cash flows are now being discounted with a longer-term wholesale funding replacement versus in the past where they were discounted with a short-term wholesale funding replacement rate. The Company is indicated to benefit from rate increases because a majority of its earnings assets are shorter in duration that its deposits have been repriced. Also, the Company had higher loans at December 31, 2004 than December 31, 2003. The indicated benefit from rising rate on NPV may not necessarily translate into improved earnings over the near-term.

Table 15

MARKET RISK (in thousands)

Rates in Basis Points (Rate Shock)	Net Portfolio Value
	December 31, 2004			December 31, 2003
	Amount	Change	% Change	Amount	Change	% Change
200	$1,817,077	$201,738	12.49%	$1,323,774	$278,504	26.64%
100	1,716,208	100,869	6.24	1,184,522	139,252	13.32
Static	1,615,339	—	—	1,045,270	—	—
(100)	1,468,201	(147,138)	(9.11)	1,022,952	(22,318)	(2.14)
(200)	1,321,062	(294,277)	(18.22)	—	—	—

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of interest rates, the scenarios that simulate a 100 basis point and a 200 basis point decrease could not be completed as of December 31, 2003. Table 16 shows the net interest income increase or decrease over the next twelve months as of December 31, 2004 and 2003. Both years show that if rates rise 100 or 200 basis points, net interest income will increase.

Table 16

MARKET RISK (in thousands)

	Net Interest Income
Rates in Basis Points (Rate Shock)	December 31, 2004 Amount of Change	December 31, 2003 Amount of Change
200	$4,753	$6,127
100	2,377	3,064
Static	—	—
(100)	(3,160)	—
(200)	(6,320)	—

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

Table 17

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2004	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$1,546.0	$125.6	$204.2	$1,875.8	$922.7	$70.7	$2,869.2
Securities	1,221.8	217.0	607.5	2,046.3	1,491.3	226.4	3,764.0
Federal funds sold and resell agreements	293.6	—	—	293.6	—	—	293.6
Other	62.1	—	—	62.1	—	—	62.1

Total earning assets	$3,123.5	$342.6	$811.7	$4,277.8	$2,414.0	$297.1	$6,988.9

% of total earning assets	44.7%	4.9%	11.6%	61.2%	34.5%	4.3%	100.0%

Funding sources
Interest-bearing demand and savings	$131.0	$98.2	$196.5	$425.7	$517.9	$1,490.3	$2,433.9
Time deposits	398.1	164.9	151.0	714.0	231.8	10.7	956.5
Federal funds purchased and repurchase agreements	1,506.0	—	—	1,506.0	—	—	1,506.0
Borrowed funds	39.8	0.3	0.6	40.7	6.1	13.7	60.5
Noninterest-bearing sources	497.4	18.4	36.8	552.6	165.5	1,313.9	2,032.0

Total funding sources	$2,572.3	$281.8	$384.9	$3,239.0	$921.3	$2,828.6	$6,988.9

% of total earning assets	36.8%	4.0%	5.5%	46.3%	13.2%	40.5%	100.0%
Interest sensitivity gap	$551.2	$60.8	$426.8	$1,038.8	$1,492.7	$(2,531.5)
Cumulative gap	551.2	612.0	1,038.8	1,038.8	2,531.5	—
As a % of total earning assets	7.9%	8.8%	14.9%	14.9%	36.2%	—
Ratio of earning assets to funding sources	1.21	1.22	2.11	1.32	2.62	0.11

Cumulative ratio of Earning Assets . . . 2004	1.21	1.21	1.32	1.32	1.61	1.00
to Funding Sources . . 2003	1.12	1.18	1.29	1.29	1.58	1.00

Table 18

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES (in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$627,177	$149,411	$11,837	$788,425
Real estate construction	10,545	1,404	99	12,048
All other loans	142,190	100,029	87,774	329,993

Total Variable Rate Loans	779,912	250,844	99,710	1,130,466

Fixed Rate
Commercial, financial and agricultural	243,777	164,718	7,710	416,205
Real estate construction	11,131	4,027	—	15,158
All other loans	293,751	932,617	81,027	1,307,395

Total Fixed Rate Loans	548,659	1,101,362	88,737	1,738,758

Total Loans	$1,328,571	$1,352,206	$188,447	$2,869,224

Reserve for Loan Losses				(42,723)

Net Loans				$2,826,501

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

This account had a balance of $60.2 million as of December 31, 2004 compared to $60.8 million as of December 31, 2003.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was negligible as of December 31, 2004 and 2003.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 16.4% of total loans, with no history of significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses, (“ALL”) is discussed on pages 19 and 20. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $3.0 million at December 31, 2004, compared to an increase of $2.1 million a year earlier. The major portion of nonperforming loans is due to three commercial loan customers. The Company’s nonperforming loans have not exceeded 0.50% of total loans in any of the last five years. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company has no other real estate owned as of December 31, 2004, compared to $78,000 at December 31, 2003. Loans past due more than 90 days totaled $3.0 million at December 31, 2004 compared to $3.1 million at December 31, 2003.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. In 2002, there was no reduction or deferral of interest due. The Company had no restructured loans at December 31, 2004, compared to $365,000 at December 31, 2003.

Table 19

LOAN QUALITY (in thousands)

	December 31
	2004		2003		2002		2001		2000
Nonaccrual loans	$9,752		$12,431		$9,723		$5,375		$10,239
Restructured loans	298		365		989		1,904		1,272

Total nonperforming loans	$10,050		$12,796		$10,712		$7,279		$11,511
Other real estate owned	—		78		4,989		6,466		2,038

Total nonperforming assets	$10,050		$12,874		$15,701		$13,745		$13,549

Loans past due 90 days or more	$3,028		$3,131		$7,672		$11,031		$7,680
Reserve for Loans Losses	42,723		47,494		37,328		35,637		31,998

Ratios
Nonperforming loans as a % of loans	0.35%		0.47%		0.40%		0.26%		0.37%
Nonperforming assets as a % of loans plus other real estate owned	0.35		0.47		0.59		0.49		0.44
Nonperforming assets as a % of total assets	0.13		0.17		0.20		0.16		0.17
Loans past due 90 days or more as a % of loans	0.11		0.12		0.29		0.39		0.25
Reserve for Loan Losses as a % of loans	1.49		1.60		1.40		1.27		1.04
Reserve for Loan Losses as a multiple of nonperforming loans	4.38	x	3.40	x	3.48	x	4.9	x	2.78	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $3.6 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $15 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February, 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2004 was $2.2 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Loans:
Commercial, financial and agricultural	$1,204,629	$1,186,660
Real estate construction	27,205	18,519
Consumer	968,681	928,492
Real estate	663,555	581,154
Leases	5,154	7,467
Allowance for loan losses	(42,723)	(43,494)

Net loans	2,826,501	2,678,798
Securities available for sale:
U. S. Treasury	407,735	411,638
U. S. Treasury pledged to creditors	328,897	440,604
U. S. Agencies	340,701	586,417
U. S. Agencies pledged to creditors	1,079,831	740,171
State and political subdivisions	452,907	391,869
Mortgage-backed	978,833	836,570

Total securities available for sale	3,588,904	3,407,269
Securities held to maturity
State and political subdivisions (market value of $168,324 and $314,705, respectively)	166,065	306,130
Federal Reserve Bank and other stock	9,042	8,544
Federal funds sold	—	11,978
Securities purchased under agreements to resell	293,599	264,737
Interest bearing due from banks	1,834	1,834
Trading securities	60,221	60,780

Total earning assets	6,946,166	6,740,070
Cash and due from banks	497,382	647,588
Bank premises and equipment, net	226,239	219,281
Accrued income	36,590	40,428
Goodwill on purchased affiliates	59,115	57,428
Other intangibles	4,859	5,601
Other assets	34,655	39,023

Total assets	$7,805,006	$7,749,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$1,993,281	$2,098,560
Interest-bearing demand and savings	2,433,885	2,451,743
Time deposits under $100,000	630,988	714,225
Time deposits of $100,000 or more	325,550	371,597

Total deposits	5,383,704	5,636,125
Federal funds purchased	105,865	—
Securities sold under agreement to repurchase	1,400,135	1,173,927
Short-term debt	39,426	70,604
Long-term debt	21,051	16,280
Accrued expenses and taxes	21,530	28,148
Other liabilities	14,113	12,412

Total liabilities	6,985,824	6,937,496

Common stock, $1.00 par, $33,000,000 shares authorized; 27,528,365 shares issued; 21,641,053 and 21,694,078 shares outstanding, respectively 27,528	27,528	27,528
Capital surplus	726,595	726,405
Retained earnings	305,986	281,556
Accumulated other comprehensive (loss)/income	(10,619)	3,183
Treasury stock, 5,887,312 and 5,834,287 shares, respectively, at cost	(230,308)	(226,749)

Total shareholders’ equity	819,182	811,923

Total liabilities and shareholders’ equity	$7,805,006	$7,749,419

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2004	2003	2002
INTEREST INCOME
Loans	$137,233	$137,872	$160,536
Securities:
Available for sale—taxable interest	57,684	70,730	100,584
Available for sale—tax exempt interest	8,798	9,372	6,227
Held to maturity—taxable interest	62	140	307
Held to maturity—tax exempt interest	10,125	15,472	21,007

Total securities income	76,669	95,714	128,125

Federal funds and resell agreements	4,389	1,701	3,130
Trading securities and other	2,111	1,473	2,692

Total interest income	220,402	236,760	294,483

INTEREST EXPENSE
Deposits	27,059	33,174	59,407
Federal funds and repurchase agreements	12,163	8,245	14,292
Short-term debt	185	193	880
Long-term debt	943	1,072	1,873

Total interest expense	40,350	42,684	76,452

Net interest income	180,052	194,076	218,031
Provision for loan losses	5,370	12,005	16,738

Net interest income after provision for loan losses	174,682	182,071	201,293

NONINTEREST INCOME
Trust and securities processing	75,742	86,490	90,393
Trading and investment banking	17,915	20,863	17,937
Service charges on deposit accounts	73,533	70,705	66,081
Insurance fees and commissions	3,487	3,704	4,368
Brokerage fees	7,731	9,637	7,169
Bankcard fees	31,435	31,655	29,901
Gains on sales of securities available for sale, net	141	824	3,158
Other	16,877	21,690	13,199

Total noninterest income	226,861	245,568	232,206

NONINTEREST EXPENSE
Salaries and employee benefits	189,876	196,893	203,458
Occupancy, net	26,131	24,720	23,937
Equipment	43,422	42,645	44,367
Supplies and services	22,268	23,291	23,998
Marketing and business development	15,306	13,550	14,832
Processing fees	21,372	20,323	19,380
Legal and consulting	8,825	7,355	5,839
Amortization of intangibles	742	1,210	2,034
Other	21,866	21,665	23,104

Total noninterest expense	349,808	351,652	360,949

Income before income taxes	51,735	75,987	72,550
Income tax expense	8,896	17,108	15,377

Net income	$42,839	$58,879	$57,173

Net income per share—basic	$1.98	$2.70	$2.59
Net income per share—diluted	1.97	2.70	2.58
Weighted average shares outstanding	21,668,749	21,783,354	22,064,508

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2004	2003	2002
OPERATING ACTIVITIES
Net Income	$42,839	$58,879	$57,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,370	12,005	16,738
Depreciation and amortization	31,577	32,422	33,617
Deferred income taxes	6,362	(5,440)	(2,427)
Net decrease in trading securities and other earning assets	559	10,695	11,654
Gains on sales of securities available for sale	(141)	(824)	(3,158)
Gains on sales of bank premises and equipment	(2,185)	—	—
Amortization of securities premiums, net of discount accretion	28,104	25,598	7,555
Earned ESOP shares	—	—	2,491
Changes in:
Accrued income	3,838	17,833	2,400
Accrued expenses and taxes	(3,289)	37	(4,254)
Other assets and liabilities, net	4,004	7,086	(14,288)

Net cash provided by operating activities	117,038	158,291	107,501

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	140,335	123,894	138,229
Proceeds from sales of securities available for sale	11,612	51,617	216,717
Proceeds from maturities of securities available for sale	9,842,020	13,076,115	16,607,874
Purchases of securities held to maturity	(1,780)	(29,893)	(160)
Purchases of securities available for sale	(10,084,035)	(12,878,371)	(16,566,368)
Net (increase) decrease in loans	(153,073)	(54,345)	125,809
Net (increase) decrease in fed funds and resell agreements	(16,884)	(158,884)	4,014
Investment in consolidated subsidiary	(1,687)	(2,659)	(1,787)
Purchases of bank premises and equipment	(41,623)	(20,081)	(23,736)
Net change in unsettled securities transactions	—	—	2,078
Proceeds from sales of bank premises and equipment	6,198	266	4,296

Net cash provided by (used in) investing activities	(298,917)	107,659	506,966

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	(123,137)	5,026	(628,862)
Net increase (decrease) in time deposits	(129,284)	(215,848)	100,298
Net increase (decrease) in fed funds/repurchase agreements	332,073	(35,843)	(78,868)
Net change in short-term debt	(31,178)	(24,117)	(78,325)
Proceeds from long-term debt	8,980	5,995	2,500
Repayment of long-term debt	(4,209)	(16,017)	(3,586)
Cash dividends	(18,203)	(17,618)	(17,658)
Proceeds from exercise of stock options and sales of treasury shares	1,042	431	598
Purchases of treasury stock	(4,411)	(12,074)	(9,533)

Net cash provided by (used in) financing activities	31,673	(310,065)	(713,436)

Decrease in cash and due from banks	(150,206)	(44,115)	(98,969)

Cash and due from banks at beginning of year	647,588	691,703	790,672
Cash and due from banks at end of year	$497,382	$647,588	$691,703

Supplemental disclosures:
Income taxes paid	$11,346	$19,818	$16,671
Total interest paid	40,839	46,790	81,076

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP	Total
Balance—January 1, 2002	$27,528	$726,347	$200,780	$22,526	$(206,113)	$(2,491)	$768,577
Comprehensive income:
Net income	—	—	57,173	—	—	—	57,173
Other comprehensive income, change in unrealized gains (losses) on securities of $4,958 net of tax of $1,785, and the reclassification adjustment for gains included in net income of $3,158 net of tax $1,137	—	—	—	1,152	—	—	1,152

Total comprehensive income							58,325
Cash dividends ($0.80 per share)	—	—	(17,658)	—	—	—	(17,658)
Earned ESOP shares	—	—	—	—	—	2,491	2,491
Purchase of treasury stock	—	—	—	—	(9,533)	—	(9,533)
Sale of treasury stock	—	—	—	—	27	—	27
Exercise of stock options	—	21	—	—	550	—	571

Balance—December 31, 2002	27,528	726,368	240,295	23,678	(215,069)	—	802,800
Comprehensive income:
Net income	—	—	58,879	—	—	—	58,879
Other comprehensive income, change in unrealized gains (losses) on securities of $33,060 net of tax of $12,035, and the reclassification adjustment for gains included in net income of $824 net of tax $294	—	—	—	(20,495)	—	—	(20,495)

Total comprehensive income							38,384
Cash dividends ($0.81 per share)	—	—	(17,618)	—	—	—	(17,618)
Purchase of treasury stock	—	—	—	—	(12,074)	—	(12,074)
Sale of treasury stock	—	—	—	—	30	—	30
Exercise of stock options	—	37	—	—	364	—	401

Balance—December 31, 2003	27,528	726,405	281,556	3,183	(226,749)	—	811,923
Comprehensive income:
Net income	—	—	42,839	—	—	—	42,839
Other comprehensive income, change in unrealized gains (losses) on securities of $21,958 net of tax of $8,066, and the reclassification adjustment for gains included in net income of $141 net of tax $51	—	—	—	(13,802)	—	—	(13,802)

Total comprehensive income							29,037
Cash dividends ($0.85 per share)	—	—	(18,409)	—	—	—	(18,409)
Purchase of treasury stock	—	—	—	—	(4,411)	—	(4,411)
Sale of treasury stock	—	30	—	—	45	—	75
Exercise of stock options	—	160	—	—	807	—	967

Balance—December 31, 2004	$27,528	$726,595	$305,986	$(10,619)	$(230,308)	$—	$819,182

See Notes to Consolidated Financial Statements

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

The Company is a multi-bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

Cash and Due From Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and due from banks.

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

The adequacy for the allowance for loan losses is based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, determination of the existence and realizable value of the collateral and guarantees securing such loans. The actual losses, notwithstanding such considerations, however, could differ from the amounts estimated by management.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities

Debt securities available for sale principally include U.S. Treasury and agency securities and mortgage-backed securities. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in accumulated other comprehensive income/(loss) until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

Securities held to maturity are carried at amortized historical cost based on management’s intention, and the Company’s ability, to hold them to maturity. The Company classifies certain securities of state and political subdivisions as held to maturity. Certain significant unforeseeable changes in circumstances may cause a change in the intent to hold these securities to maturity. For example, such changes may include deterioration in the issuer’s credit-worthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

Trading securities, generally acquired for subsequent sale to customers, are carried at market value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income.

On the Consolidated Statements of Shareholders’ Equity, beginning Accumulated Other Comprehensive Income consists only of unrealized gain (loss) on securities.

Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment tests performed on that date in 2004, 2003 and 2002, no impairment charge was recorded. Other intangible assets are amortized over a period of 10 years.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Gains and losses from the sale of bank premises and equipment are included in other noninterest expenses.

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

Taxes

The Company recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on the liability method and represents the change in the deferred income tax accounts during the year excluding the tax effect of the change in net unrealized gain/(loss) on securities available for sale.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the diluted effect of issueable stock options outstanding during each year.

Accounting for Stock-Based Compensation

In accordance with SFAS No. 123, “Accounting for Stock-based Compensation”, the Company has elected to account for stock-based compensation using the intrinsic value method under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31
	2004	2003	2002
Net income, as reported	$42,839	$58,879	$57,173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	511	414	355

Pro forma net income	$42,328	$58,465	$56,818

The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model and the assumptions used in their determination.

Earnings per share:
Basic-as reported	1.98	2.70	2.59
Basic-pro forma	1.95	2.68	2.58
Diluted-as reported	1.97	2.70	2.58
Diluted-pro forma	1.95	2.68	2.56

Black-Scholes pricing model:
Weighted average fair value of the granted options	$16.55	$11.98	$9.42
Weighted average risk-free interest rate	4.20%	3.21%	3.69%
Expected option life in years	8.75	8.75	8.75
Expected volatility	19.35%	19.92%	20.44%
Expected dividend yield	1.47%	1.70%	2.05%

Reclassification

Certain reclassifications were made to the 2003 and 2002 Consolidated Financial Statements to conform to the current year presentation.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities    In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, which was revised by FIN No. 46 (R) (Revised December 1, 2003), “Consolidation of Variable Interest Entities”. FIN No. 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. FIN No. 46 (R) changes the effective date of FIN No. 46 for certain entities. Public companies shall apply either FIN No. 46 or FIN No. 46 (R) to their interests in special purpose entities (SPE) as of the first interim or annual period ending after December 15, 2003. The decision to apply FIN No. 46 or FIN No. 46 (R) may be made on an SPE by SPE basis. The Company’s adoption of FIN No. 46 and FIN No. 46 (R) did not have a significant impact on its consolidated financial statements.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Payment    In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123 (R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees.

SFAS No. 123 (R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award over the requisite service period (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123 (R) to all awards granted, modified or settled in the first reporting period under U.S. GAAP after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method”. Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, the Company must restate our previously issued Consolidated Financial Statements to recognize the amounts the Company previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced its analysis of the impact of SFAS 123 (R), and has decided to use the modified prospective method.

The Company cannot currently quantify with precision the effect that this standard would have on the financial position or results of operations in the future, except that the Company probably will recognize a greater expense for any awards that are granted in the future versus using the current guidance.

Exchange of Nonmonetary Assets—an amendment of APB Opinion No. 29    In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in the first fiscal period beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal period beginning after the date this statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new statement and believes that its adoption will not have a significant impact on the Company’s Consolidated Financial Statements.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2004 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$627,176	$149,411	$11,837	$788,424
Real estate construction	10,544	1,404	99	12,047
All other loans	142,192	100,029	87,774	329,995

Total Variable Rate Loans	779,912	250,844	99,710	1,130,466

Fixed Rate
Commercial, financial and agricultural	243,777	164,718	7,710	416,205
Real estate construction	11,131	4,027	—	15,158
All other loans	293,751	932,617	81,027	1,307,395

Total Fixed Rate Loans	548,659	1,101,362	88,737	1,738,758

Total Loans	$1,328,571	$1,352,206	$188,447	$2,869,224

Allowance for Loan Losses				(42,723)

Net Loans				$2,826,501

This table details loan maturities by variable and fixed rates as of December 31, 2003 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$504,287	$213,786	$15,889	$733,962
Real estate construction	5,955	300	—	6,255
All other loans	82,703	117,630	79,476	279,809

Total Variable Rate Loans	592,945	331,716	95,365	1,020,026

Fixed Rate
Commercial, financial and agricultural	325,691	110,825	16,182	452,698
Real estate construction	6,981	5,180	103	12,264
All other loans	311,009	867,700	58,595	1,237,304

Total Fixed Rate Loans	643,681	983,705	74,880	1,702,266

Total Loans	$1,236,626	$1,315,421	$170,245	$2,722,292

Allowance for Loan Losses				(43,494)

Net Loans				$2,678,798

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

This table provides an analysis of the allowance for loan losses for the three years ended December 31, 2004 (in thousands):

	Year Ended December 31
	2004	2003	2002
Allowance—beginning of year	$43,494	$37,328	$35,637
Additions (deductions):
Charge-offs	(9,745)	(11,337)	(18,360)
Recoveries	3,604	5,498	3,313

Net charge-offs	(6,141)	(5,839)	(15,047)

Provision charged to expense	5,370	12,005	16,738

Allowance—end of year	$42,723	$43,494	$37,328

Impaired Loans under SFAS 114

This table provides an analysis of impaired loans for the three years ended December 31, 2004 (in thousands):

	Year Ended December 31
	2004	2003	2002
Total impaired loans as of December 31	$10,007	$10,725	$8,269
Amount of impaired loans which have a related allowance	2,603	1,898	1,491
Amount of related allowance	2,330	1,030	1,491
Remaining impaired loans with no allowance	7,405	8,827	6,778
Average recorded investment in impaired loans during year	10,169	10,290	12,708

4.  SECURITIES

Securities Available for Sale

This table below provides detailed information about securities available for sale at December 31, 2004 and 2003 (in thousands):

2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$743,268	$—	$(6,636)	$736,632
U.S. Agencies	1,422,965	131	(2,564)	1,420,532
Mortgage-backed	986,835	1,031	(9,033)	978,833
State and political subdivisions	452,578	2,073	(1,744)	452,907

Total	$3,605,646	$3,235	$(19,977)	$3,588,904

2003
U.S. Treasury	$848,687	$3,759	$(204)	$852,242
U.S. Agencies	1,324,259	2,475	(146)	1,326,588
Mortgage-backed	840,277	2,890	(6,597)	836,570
State and political subdivisions	388,971	3,698	(800)	391,869

Total	$3,402,194	$12,822	$(7,747)	$3,407,269

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents contractual maturity information for securities available for sale at December 31, 2004 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,619,857	$1,616,833
Due in 1 year through 5 years	920,461	914,458
Due after 5 years through 10 years	78,493	78,780
Total	2,618,811	2,610,071
Mortgage-backed securities	986,835	978,833

Total securities available for sale	$3,605,646	$3,588,904

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities available for sale with a market value of $3,127,425,000 at December 31, 2004 and $2,948,103,000 at December 31, 2003 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

During 2004, proceeds from the sales of securities available for sale were $11,612,000 compared to $51,617,000 for 2003. Securities transactions resulted in gross realized gains of $148,000 for 2004, $824,000 for 2003 and $3,334,000 for 2002. The gross realized losses were $7,000 for 2004, $0 for 2003 and $176,000 for 2002.

Trading Securities

The net realized gains on trading securities at December 31, 2004 and 2003 were $42,400 and $113,300 respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2004 and 2003 (in thousands):

	December 31
2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

State and political subdivisions	$166,065	$2,292	$(33)	$168,324

2003
State and political subdivisions	$306,130	$8,578	$(3)	$314,705

The following table presents contractual maturity information for securities held to maturity at December 31, 2004 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$100,500	$101,445
Due after 1 year through 5 years	42,949	44,263
Due after 5 years through 10 years	6,924	6,924
Due after 10 years	15,692	15,692

Total securities held to maturity	$166,065	$168,324

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2004 and 2003.

Securities held to maturity and some municipals available for sale with a market value of $523,738,000 at December 31, 2004 and $619,025,000 at December 31, 2003 were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$607,114	$5,158	$117,518	$1,477	$724,632	$6,635
Direct obligations of U.S. government agencies	1,395,474	2,564	—	—	1,395,474	2,564
Federal agency mortgage backed securities	447,658	4,342	382,962	4,691	830,620	9,033
Municipal securities available for sale	182,371	1,040	67,577	706	249,948	1,746
Municipal securities held to maturity	10,342	31	657	1	10,999	32

Total debt securities	2,642,959	13,135	568,714	6,875	3,211,673	20,010
Common stock	—	—	—	—	—	—

Total temporarily impaired securities	$2,642,959	$13,135	$568,714	$6,875	$3,211,673	$20,010

Although the securities portfolio contains securities that have unrealized losses, the losses are not deemed to be other-than-temporarily impaired. The unrealized losses are a result of interest rate volatility in the markets and not related to the credit quality of the investments. The Company has the ability and intent to hold these investments until a recovery of fair value is achieved, which may be maturity.

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $293,599,000 and $264,737,000 at December 31, 2004 and 2003, respectively. During 2003 and 2004 none of these securities were resold under repurchase agreements.

6.  LOANS TO OFFICERS AND DIRECTORS

Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 2004 and 2003, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2004	2003
Balance—beginning of year	$132,974	$114,042
New loans	118,948	104,956
Repayments	(119,836)	(86,024)

Balance—end of year	$132,086	$132,974

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Investment Services Group	Total
Balances as of January 1, 2003	$34,743	$10,479	$9,539	$54,761
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.			2,667	2,667

Balances as of December 31, 2003	34,743	10,479	12,206	57,428
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	1,456	1,456
Other changes to prior years’ acquisitions	238	—	(7)	231

Balances as of December 31, 2004	$34,981	$10,479	$13,655	$59,115

Following are the intangible assets that continue to be subject to amortization (in thousands):

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Core deposit intangibles assets	$16,777	$16,727	$50
Other intangible assets	7,200	2,391	4,809

Total	$23,977	$19,118	$4,859

	As of December 31, 2003
Amortized intangible assets
Core deposit intangibles assets	$16,777	$16,715	$62
Other intangible assets	7,200	1,661	5,539

Total	$23,977	$18,376	$5,601

	Year Ended December 31
	2004	2003	2002
Aggregate amortization expense	$742	$1,210	$2,034

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense of intangible assets on future years:

For the year ended December 31, 2005	$742
For the year ended December 31, 2006	742
For the year ended December 31, 2007	742
For the year ended December 31, 2008	742
For the year ended December 31, 2009	734

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2004	2003
Land	$38,498	$39,500
Buildings and leasehold improvements	249,644	239,478
Equipment	175,606	169,910
Software	72,754	58,650

	536,502	507,538
Accumulated depreciation	(258,182)	(245,205)
Accumulated amortization	(52,081)	(43,052)

Bank premises and equipment, net	$226,239	$219,281

Consolidated rental and operating lease expenses were $5,434,000 in 2004, $5,808,000 in 2003 and $5,632,000 in 2002. Consolidated bank premises and equipment depreciation and amortization expenses were $30,835,000 in 2004, $31,212,000 in 2003 and $31,583,000 in 2002. Minimum rental commitments as of December 31, 2004 for all non-cancelable operating leases are: 2005—$4,680,000; 2006—$4,006,000; 2007—$3,176,000; 2008—$2,897,000; 2009—$2,491,000; and thereafter—$13,022,000.

9.  BORROWED FUNDS

The components of the Company’s short-term and long-tem debt are as follows (in thousands):

	December 31
	2004	2003
Short-term debt
U. S. Treasury demand notes and other	$39,426	$70,604

Long-term debt
Federal Home Loan Bank 3.80% due 2018	2,362	2,495
Federal Home Loan Bank 4.53% due 2018	1,632	1,719
Federal Home Loan Bank 4.56% due 2019	1,009	—
Federal Home Loan Bank 4.75% due 2018	1,453	1,531
Federal Home Loan Bank 4.86% due 2019	5,558	—
Federal Home Loan Bank 4.92% due 2019	722	—
Federal Home Loan Bank 5.00% due 2019	1,533	—
Federal Home Loan Bank 5.97% due 2017	2,123	2,236
Federal Home Loan Bank 5.89% due 2014	2,889	3,100
Federal Home Loan Bank 5.84% due 2009	—	3,224
Federal Home Loan Bank 7.13% due 2010	1,071	1,234
Federal Home Loan Bank 7.61% due 2015	699	741

Total long-term debt	21,051	16,280

Total borrowed funds	$60,477	$86,884

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate annual repayments of long-term debt at December 31, 2004 are as follows (in thousands):

2005	$1,301
2006	1,377
2007	1,457
2008	1,542
2009	1,633
Thereafter	13,741

Total	$21,051

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and require a substantial penalty for payoffs prior to the maturity date. The 5.84% FHLB note due in 2009 was paid in May 2004.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2004 and 2003 was $1,400,135,000 and $1,173,927,000, respectively (with accrued interest payable of $25,000 and $23,000, respectively). There were no reverse repurchase agreements (“resell agreements”) as of December 31, 2004. The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2004 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$1,407,229	$1,398,640	1.85%
2 to 30 days	1,402	1,400	0.77
31 to 90 days	97	95	2.14

Total	$1,408,728	$1,400,135	1.85%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2004, approximately $11,335,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below prudent levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2004, this amount averaged $71,938,000, compared to $83,364,000 in 2003.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2004, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00%, respectively. The Company’s actual ratios at that date were 18.2% and 19.2%, respectively. The Company’s leverage ratio at December 31, 2004, was 11.0%.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its banks are as follows (in thousands):

	2004
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$765,517	18.20%	$168,350	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	514,959	13.94	147,730	4.00		221,596	6.00
UMB National Bank of America	66,509	34.25	7,768	4.00		11,652	6.00
UMB Bank Colorado, n.a.	29,955	9.71	12,334	4.00		18,502	6.00
UMB Bank, Warsaw	5,776	14.56	1,587	4.00		2,380	6.00
Total Capital:
UMB Financial Corporation	808,240	19.20	336,700	8.00		N/A	N/A
UMB Bank, n. a.	551,781	14.94	295,461	8.00		369,326	10.00
UMB National Bank of America	68,276	35.16	15,536	8.00		19,420	10.00
UMB Bank Colorado, n.a.	33,688	10.92	24,669	8.00		30,836	10.00
UMB Bank, Warsaw	6,177	15.57	3,173	8.00		3,967	10.00
Tier 1 Leverage:
UMB Financial Corporation	765,517	10.97	279,215	4.00		N/A	N/A
UMB Bank, n. a.	514,959	8.72	236,310	4.00		295,387	5.00
UMB National Bank of America	66,509	12.34	21,555	4.00		26,944	5.00
UMB Bank Colorado, n.a.	29,955	6.94	17,259	4.00		21,574	5.00
UMB Bank, Warsaw	5,776	7.50	3,079	4.00		3,849	5.00

	2003
Tier 1 Capital:
UMB Financial Corporation	$745,711	19.13%	$155,898	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	486,703	14.46	134,594	4.00		201,892	6.00
UMB National Bank of America	66,674	36.26	7,354	4.00		11,032	6.00
UMB Bank Colorado, n.a.	29,050	11.15	10,421	4.00		15,632	6.00
UMB Bank, Warsaw	6,021	14.12	1,706	4.00		2,559	6.00
Total Capital:
UMB Financial Corporation	789,205	20.25	311,796	8.00		N/A	N/A
UMB Bank, n. a.	521,501	15.50	269,189	8.00		336,486	10.00
UMB National Bank of America	68,560	37.29	14,709	8.00		18,386	10.00
UMB Bank Colorado, n.a.	31,992	12.28	20,842	8.00		26,053	10.00
UMB Bank, Warsaw	6,345	14.88	3,412	8.00		4,265	10.00
Tier 1 Leverage:
UMB Financial Corporation	745,711	10.69	278,936	4.00		N/A	N/A
UMB Bank, n. a.	486,703	8.27	235,524	4.00		294,405	5.00
UMB National Bank of America	66,674	12.13	21,991	4.00		27,489	5.00
UMB Bank Colorado, n.a.	29,050	7.72	15,043	4.00		18,804	5.00
UMB Bank, Warsaw	6,021	6.46	3,725	4.00		4,657	5.00

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  EMPLOYEE BENEFITS

The Company has a noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. Contributions to this plan were $1,500,000 in 2004 for the 2003 year and, $0 in 2003 for the 2002 year. No contribution was accrued for 2004 under this plan. In 1996, the Employee Stock Ownership Plan (“ESOP”) borrowed $17 million to purchase common stock of the Company. The loan obligation of the ESOP is considered unearned employee benefit expense and, as such, is recorded as a reduction of the Company’s shareholders’ equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of the loan principal repayments made by the ESOP. The portion of the Company’s ESOP contribution that funded principal repayments and the payment of interest expense were recorded accordingly in the consolidated financial statements. The ESOP loan was fully paid in 2002.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $1,993,400 in 2004 for the 2003 year and $2,175,000 in 2003 for the 2002 year. The Company has accrued and anticipates making a matching contribution of $1,905,580 in March 2005 for the 2004 year.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the “2002 Plan”), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. All options that are issued under the 2002 plan are in effect for 10 years (except for any option granted to a person holding more than 10% of the Company’s stock, in which case the option is in effect for five years) and cannot be exercised until at least four years 11 months after the date they are granted. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The Board Compensation Committee is empowered to issue such incentive options under an agreement that accelerates the exercise period for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at exercise prices of no less than 100% of the fair market value of the underlying shares at date of grant. The plan terminates April 17, 2012. The table below discloses the information relating to the options granted in 2002 through 2004 under this plan.

Stock Options Under the 2002 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Granted	82,796	$38.11 to $41.93	$38.24

Outstanding—December 31, 2002	82,796	38.11 to 41.93	38.24

Exercisable—December 31, 2002	—	—	—

Granted	86,960	48.65 to $53.51	48.76
Canceled	(6,750)	38.11	38.11
Exercised	(200)	38.11	38.11

Outstanding—December 31, 2003	162,806	38.11 to $53.51	43.86

Exercisable—December 31, 2003	—	—	—

Granted	97,486	50.85 to $57.85	57.57
Cancelled	(27,156)	38.11 to $53.51	44.04

Outstanding—December 31, 2004	233,136	$38.11 to 57.85	$49.57

Exercisable—December 31, 2004	—	—	—

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the “1992 plan”), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. Of the options granted prior to 1998, 40% are exercisable two years from the date of the grant and are thereafter exercisable in 20% increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the case of a recipient holding more than 10% of the Company’s stock, 5 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Options are granted at not less than 100% of fair market value at date of grant. No further options may be granted under the 1992 plan.

Activity in the 1992 Plan for the three years ended December 31, 2004 is summarized in the table below:

Stock Options Under the 1992 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Outstanding—January 1, 2002	291,413	$22.57 to $ 47.96	$35.98
Canceled	(19,443)	24.02 to 47.96	38.68
Exercised	(19,619)	22.58 to 43.59	29.16

Outstanding—December 31, 2002	252,351	22.57 to 44.02	36.30

Exercisable—December 31, 2002	61,635	22.57 to 43.69	33.27

Canceled	(20,147)	24.02 to 47.96	37.10
Exercised	(11,485)	22.58 to 43.59	31.04

Outstanding—December 31, 2003	220,719	22.57 to 44.02	36.53

Exercisable—December 31, 2003	77,289	22.57 to 47.96	35.83

Cancelled	(19,761)	22.58 to 43.69	37.09
Exercised	(28,789)	22.57 to 44.02	33.61

Outstanding—December 31, 2004	172,169	30.17 to 43.69	36.97

Exercisable	84,496	$30.17 to $ 43.69	$36.62

The table below shows the stock options outstanding and exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 31.23 to $ 31.25	7,281	1 year	$31.24	7,281	$31.24
30.17 to 30.41	11,421	2 year	30.33	11,421	30.33
43.34 to 43.69	15,282	3 year	43.59	15,282	43.59
38.73 to 38.96	22,458	4 year	38.86	22,458	38.86
34.58 to 35.25	28,054	5 year	34.89	28,054	34.89
32.60 to 32.91	33,338	6 year	32.88	—	—
40.02 to 40.02	54,335	7 year	40.02	—	—
38.11 to 38.11	62,075	8 year	38.11	—	—
48.65 to 48.65	73,575	9 year	48.65	—	—
50.85 to 57.85	97,486	10 year	57.57	—	—

	405,305			84,496

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 4, 2004 the Company entered into an agreement with Peter J. deSilva, President and Chief Operating Officer of the Company to issue 4,000 shares of Common Stock of the Company (the “Restricted Stock”). The shares vest 20% per year of employment through January 20, 2009. The restricted shares are automatically enrolled in the dividend reinvestment plan of the Company. Dividends paid on the restricted shares are used to purchase new shares which contain the same restriction. If Mr. deSilva terminates employment all non-vested shares are forfeited. The fair market value of the stock on the grant date of May 4, 2004 was $51.03. The Company will record compensation cost of $40,824 each year from 2005 through 2009.

12.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into six major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Lines of business financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and access performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each line of business using methodologies that are refined on an ongoing basis. The Business Segments were redefined during the fourth quarter of 2004, breaking Commercial Banking into three separate sectors: Commercial Banking and Lending; Corporate Services and Banking Services. This breakout was done to better reflect how we go to market with our products and services as well as adding more granularity to better identify the primary drivers of our profitability. In addition, the Company merged consumer oriented business lines into the Retail Banking Business Segment and created Consumer Services. Finally, to reflect our desire to focus on both Personal and Institutional lines of business, our Trust and Wealth Management Business Segment has been renamed Asset Management. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2004 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Company utilizes a funds transfer pricing model to neutralize the interest rate risk affecting the financial results of the business segments on a stand-alone basis. This model records cost of funds or credit for funds using matched maturity funding for certain assets and liabilities, or a blended rate based on various maturities for the remaining assets and liabilities. The allowance for loan losses is allocated using specifically identified reserves assigned to loans where available, with general reserves assigned to the remaining loan portfolio based on historical losses, economic outlook and other factors. The related loan loss provision is assigned based on the amount necessary to maintain reserves adequate for each line of business. Noninterest income and noninterest expense directly attributable to a line of business is assigned to that line of business. Direct expenses incurred by areas whose services support the overall Company are allocated to the Business Segments based on standard unit costs applied to actual volume measurements. Administrative expenses are allocated based on the estimated time expended for each segment. Any remaining expenses, such as corporate overhead, are assigned based on the ratio of an individual business segment’s noninterest expense to total noninterest expense incurred by all business lines. Virtually all interest rate risk is assigned to the Treasury and Other business segment that is the offset to the funds transfer pricing charges and credits assigned to each business segment.

The following summaries provide information about the activities of each line of business:

Commercial Banking and Lending serves the commercial lending/leasing as well as the capital markets needs of the Company’s mid market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides the following services including commercial loans and lines of credit, letters of credit, and loan syndication services. Capital Markets provides consultative services and

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offers a variety of financing for companies that need non-traditional banking services. The services provided by Capital Markets include asset based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

Corporate Services meets the treasury management, treasury services as well as the corporate trust and security transfer needs of our commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services and various card products and services. Corporate Trust services include serving as corporate and municipal bond trustee as well as the paying agent/registrar for issued bonds and notes. Securities Transfer services include dividend disbursing/reinvestment, employee stock purchase plans, proxy services, as well as acting as transfer agent.

Banking Services provides products and services to both the Company’s customer base as well as selling the same products and services through its correspondent banking network which comprises nearly 53% of banks in the Midwest and 12% of the nation’s banks. Products and services include bank stock loans, cash letter collections, FiServ account processing, international payments, foreign exchange, investment portfolio accounting and safekeeping. Additionally, consulting services are provided on a variety of issues including compliance, human resources, management, investment portfolio and asset/liability management.

Consumer Services delivers a full range of products and services through the Company’s bank branch and ATM network. These services are distributed over a six state area, as well as through online and telephone banking. Consumer Services is a major provider of funds for the Company. This line of business offers a variety of consumer products, including deposit accounts, installment loans, credit cards, home equity lines of credit, residential mortgages, and brokerage and insurance services for individuals.

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning and investment management services to individuals and institutional customers. The private client services division offers full trust and personal banking services to high net worth individuals. The Company’s proprietary funds, Scout Funds, are also included in this segment.

Investment Services Group provides a full range of services for mutual funds, hedge funds, separate accounts and commingled funds to a wide range of investment advisors, independent money managers, broker/dealers, banks, third-party administrators, insurance companies and other financial service providers. Services provided include fund administration and accounting, transfer agency, distribution services, marketing, shareholder communications, custody and cash management.

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. Corporate eliminations and taxes are also allocated to this segment.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Banking and Lending			Corporate Services
	2004	2003	2002	2004	2003	2002
	(dollars in thousands)
Net interest income	$48,680	$43,921	$46,846	$38,247	$48,376	$56,063
Provision for loan losses	1,825	4,586	7,790	—	—	—
Noninterest income	1,202	651	1,681	61,141	61,421	53,584
Depreciation and amortization	1,465	1,452	1,508	6,289	5,604	6,117
Noninterest expense	25,149	24,948	25,048	69,998	69,978	71,190
Income taxes	—	—	—	—	—	—

Net income	$21,443	$13,586	$14,181	$23,101	$34,215	$32,340

Average assets	$1,748,149	$1,768,006	$1,866,035	$130,952	$102,684	$76,554
Purchases of bank premises and equipment	1,834	762	2,041	8,979	4,711	5,281

	Banking Services			Consumer Services
	2004	2003	2002	2004	2003	2002
	(dollars in thousands)
Net interest income	$6,111	$6,750	$8,707	$75,832	$84,681	$96,997
Provision for loan losses	—	—	—	3,545	7,419	8,948
Noninterest income	31,117	32,946	28,738	59,072	56,954	61,853
Depreciation and amortization	1,241	1,078	1,251	16,442	15,869	17,694
Noninterest expense	27,461	27,314	26,291	124,780	124,222	128,887
Income taxes	—	—	—	—	—	—

Net income (loss)	$8,526	$11,304	$9,903	$(9,863)	$(5,875)	$3,321

Average assets	$94,163	$78,281	$71,195	$1,090,952	$965,367	$940,252
Purchases of bank premises and equipment	1,377	675	1,398	22,593	8,960	7,771

	Asset Management			Investment Services Group
	2004	2003	2002	2004	2003	2002
	(dollars in thousands)
Net interest income	$455	$339	$483	$6,397	$7,558	$8,640
Provision for loan losses	—	—	—	—	—	—
Noninterest income	45,993	42,918	41,526	33,503	33,322	34,088
Depreciation and amortization	1,475	1,261	1,706	2,539	2,274	2,376
Noninterest expense	39,032	35,073	35,501	30,851	29,744	30,130
Income taxes	—	—	—	—	—	—

Net income	$5,941	$6,923	$4,802	$6,510	$8,862	$10,222

Average assets	$10,256	$7,728	$6,646	$26,014	$21,386	$23,698
Purchases of bank premises and equipment	1,904	1,069	2,173	2,871	2,951	2,173

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Treasury and Other Adjustments			Total Consolidated Company
	2004	2003	2002	2004	2003	2002
	(dollars in thousands)
Net interest income	$4,330	$2,451	$295	$180,052	$194,076	$218,031
Provision for loan losses	—	—	—	5,370	12,005	16,738
Noninterest income	(5,167)	17,356	10,736	226,861	245,568	232,206
Depreciation and amortization	2,126	4,884	2,965	31,577	32,422	33,617
Noninterest expense	960	7,951	10,285	318,231	319,230	327,332
Income taxes	8,896	17,108	15,377	8,896	17,108	15,377

Net income (loss)	$(12,819)	$(10,136)	$(17,596)	$42,839	$58,879	$57,173

Average assets	$3,827,443	$4,206,683	$4,604,685	$6,927,929	$7,150,135	$7,589,065
Purchases of bank premises and equipment	2,065	953	2,899	41,623	20,081	23,736

13.  COMMON STOCK

The following table summarizes the share transactions for the three years ended December 31, 2004:

	Shares Issued	Shares in Treasury
Balance December 31, 2001	27,528,365	(5,326,917)
Purchase of Treasury Stock	—	(238,758)
Sale of Treasury Stock	—	660
Issued for stock options	—	19,619

Balance December 31, 2002	27,528,365	(5,545,396)
Purchase of Treasury Stock	—	(301,293)
Sale of Treasury Stock	—	717
Issued for stock options	—	11,685

Balance December 31, 2003	27,528,365	(5,834,287)
Purchase of Treasury Stock	—	(87,364)
Sale of Treasury Stock	—	1,550
Issued for stock options & restricted stock	—	32,789

Balance December 31, 2004	27,528,365	(5,887,312)

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year. The shares used in the calculation of basic and diluted earnings per share, are shown below.

	For the Years Ended December 31
	2004	2003	2002
Weighted average basic common shares outstanding	21,668,749	21,783,354	22,064,508
Stock options	75,245	46,239	33,555

Weighted average diluted common shares outstanding	21,743,994	21,829,593	22,098,063

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2004 and 2003 were $203.8 million and $171.3 million, respectively. As of December 31, 2004 and 2003, standby letters of credit totaling $47.1 million and $29.3 million, respectively were with related parties to the Company.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $46.2 million and $39.5 million during the years ended December 31, 2004 and 2003, respectively. Net futures activity resulted in losses of $0.4 million for 2004, $0.8 million for 2003 and $3.3 million for 2002. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2004, contracts to purchase and to sell foreign currency averaged approximately $15.0 million compared to $11.3 million during 2003. The net gains on these foreign exchange contracts for 2004, 2003 and 2002 were $1.7 million, $1.7 million and $1.3 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2004, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

	Contract or Notional Amount December 31
	2004	2003
	(in thousands)
Commitments to extend credit for loans (excluding credit card loans)	$1,061,788	$796,737
Commitments to extend credit under credit card loans	900,284	891,493
Commercial letters of credit	12,589	7,341
Standby letters of credit	203,791	171,293
Futures contracts	44,000	38,300
Forward foreign exchange contracts	13,015	8,033
Spot foreign exchange contracts	6,539	1,825

15.  ACQUISITIONS

On April 19, 2001, the Company acquired Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.) located in Milwaukee, Wisconsin. The purchase price of Sunstone is directly connected to gross revenue targets. The Company paid an initial amount of $8.0 million on April 19, 2001. Subsequently, the Company has made a $2.7 million payment in 2003 and a $1.5 million payment in 2004. The Company will make subsequent annual payments, depending on gross revenue achieved through 2006. This acquisition was recorded as a purchase and was funded with existing working capital.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 17.2% in 2004, 22.5% in 2003, 21.2% in 2002. These percentages are computed by dividing total income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

	Year Ended December 31
	2004	2003	2002
Federal
Current provision (benefit)	$3,330	$20,843	$16,699
Deferred provision (benefit)	7,642	(4,777)	(2,302)

Total federal tax provision	10,972	16,066	14,397
State
Current provision (benefit)	(796)	1,705	1,105
Deferred provision (benefit)	(1,280)	(663)	(125)

Total state tax provision	(2,076)	1,042	980

Total tax provision	$8,896	$17,108	$15,377

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2004	2003	2002
Provision at statutory rate	$18,107	$26,595	$25,393
Tax-exempt interest income	(6,618)	(9,052)	(9,750)
Disallowed interest expense	320	308	448
State and local income taxes, net of federal tax benefits	501	677	637
Reduction of estimated income tax accruals	—	(1,804)	(1,783)
Federal tax credits	(1,840)	—	—
Sale of state tax credits	(1,850)	—	—
Other	276	384	432

Total tax provision	$8,896	$17,108	$15,377

Investment tax credits are recorded as a component of tax expense in the period that the National Park Service approves such credits. Investment tax credits related to the acquisition of assets reduce the tax basis of the associated assets and tax depreciation is calculated on this reduced amount. A deferred tax liability is established for the difference between the book and tax basis of such assets.

In 2004, state tax credits received for the renovation of an office building were sold under a program with the taxing authority that issued such credits. The sale of these tax credits was recorded as a component of tax expense. A deferred tax liability was established for the gain on the sale of the tax credits.

Deferred taxes are recorded based upon differences between the financial statement and tax basis assets and liabilities.

The Company has various state net operating losses in the aggregate amount of $17 million and $21.2 million for 2004 and 2003, respectively. A portion of these net operating losses expire each year.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences which comprise a significant portion of deferred tax assets and liabilities at December 31, 2004, 2003, and 2002 were as follows (in thousands):

	2004	2003
Deferred tax assets:
Allowance for loan losses	$15,542	$16,043
Net unrealized loss on securities available for sale	6,123	—
Accrued expenses	1,386	1,433
Miscellaneous	3,608	1,190

Total deferred tax assets	$26,659	$18,666

Deferred tax liabilities:
Net unrealized gain on securities available for sale	$—	$(1,892)
Asset revaluations on purchased banks	(2,649)	(1,931)
Depreciation	(18,114)	(11,796)
Miscellaneous	(4,585)	(3,389)

Total deferred tax liabilities	$(25,348)	$(19,008)

Net deferred tax asset/(liability), included in Other Assets/(Other liabilities)	$1,311	$(342)

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Trading Securities    Fair values for trading securities (included financial futures), are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

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

Deposit Liabilities    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2004 and 2003. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Short-Term Debt    The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 are as follows (in millions)

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$792.8	$792.8	$926.1	$926.1
Securities available for sale	3,588.9	3,588.9	3,407.3	3,407.3
Securities held to maturity	166.1	168.3	306.1	314.7
Federal Reserve Bank and other stock	9.0	9.0	8.5	8.5
Trading securities	60.2	60.2	60.8	60.8
Loans (exclusive of allowance for loan loss)	2,869.2	2,803.8	2,722.2	2,722.1

FINANCIAL LIABILITIES
Demand and savings deposits	4,427.2	4,427.1	4,550.3	4,550.3
Time deposits	956.5	959.6	1,085.8	1,093.4
Federal funds and repurchase agreements	1,506.0	1,506.0	1,173.9	1,173.9
Short-term debt	39.4	39.4	70.6	70.6
Long-term debt	21.1	21.0	16.3	16.3

OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans	—	3.5	—	3.0
Commercial letters of credit	—	0.4	—	0.4
Standby letters of credit	1.1	1.1	0.3	0.3

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.  PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS

	December 31
	2004	2003
	(in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$652,549	$643,411
Non-banks	22,557	46,083

Total investment in subsidiaries	675,106	689,494
Goodwill on purchased affiliates	5,011	5,011
Other intangibles	51	62
Cash	16,344	27,758
Securities available for sale and other	129,431	96,297

Total Assets	$825,943	$818,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$4,762	$4,556
Accrued expenses and other	1,999	2,143

Total liabilities	6,761	6,699
Shareholders’ equity	819,182	811,923

Total liabilities and shareholders’ equity	$825,943	$818,622

STATEMENTS OF INCOME

	Year Ended December 31
	2004	2003	2002
	(in thousands)
INCOME:
Dividends and income received from affiliate banks	$47,950	$64,228	$44,221
Service fees from subsidiaries	11,321	10,058	8,464
Net security losses	—	—	(95)
Other	2,001	1,765	1,266

Total income	61,272	76,051	53,856

EXPENSE:
Salaries and employee benefits	7,508	6,604	6,183
Interest on long-term debt	—	210	1,215
Services from affiliate banks	652	652	652
Other	10,025	9,904	8,831

Total expense	18,185	17,370	16,881

Income before income taxes and equity in undistributed earnings of subsidiaries	43,087	58,681	36,975
Income tax benefit	(2,279)	(1,949)	(2,442)

Income before equity in undistributed earnings of subsidiaries	45,366	60,630	39,417
Equity in undistributed earnings of subsidiaries:
Banks	(2,341)	(221)	15,198
Non-Banks	(186)	(1,530)	2,558

Net income	$42,839	$58,879	$57,173

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

UMB FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net income	$42,839	$58,879	$57,173
Equity in earnings of subsidiaries	(45,423)	(62,249)	(61,756)
Losses from sales of securities available for sale	—	—	95
Earned ESOP shares	—	—	2,491
Other	148	8,001	(5,393)

Net cash provided by (used in) operating activities	(2,436)	4,631	(7,390)

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	—	568
Proceeds from maturities of securities available for sale	69,500	38,000	18,750
Purchases of securities available for sale	(101,841)	(90,183)	(44,813)
Refund of capital investment from closed subsidiary	—	4,880	—
Net capital investment in subsidiaries	(1,456)	(6,684)	(1,823)
Dividends received from subsidiaries	47,950	64,000	44,000
Repayment of loan advances from subsidiary	—	2,075	—
Net capital expenditures for premises and equipment	(1,353)	(368)	(1,700)

Net cash provided by (used in) investing activities	12,800	11,720	14,982

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(15,000)	(3,002)
Cash Dividends paid	(18,409)	(17,618)	(17,658)
Net purchase of treasury stock	(3,369)	(11,643)	(8,935)

Net cash used in financing activities	(21,778)	(44,261)	(29,595)

Net decrease in cash	(11,414)	(27,910)	(22,003)

Cash at beginning of period	27,758	55,668	77,671

Cash at end of period	$16,344	$27,758	$55,668

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

2004	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
Interest income	$54,232	$52,677	$55,170	$58,323
Interest expense	(9,063)	(8,240)	(9,775)	(13,272)

Net interest income	45,169	44,437	45,395	45,051
Provision for loan losses	(1,802)	(1,731)	(1,887)	50
Noninterest income	60,890	55,441	54,994	55,536
Noninterest expense	(90,320)	(87,514)	(85,094)	(86,880)
Income tax provision	(3,179)	(2,219)	(1,400)	(2,098)

Net income	$10,758	$8,414	$12,008	$11,659

2003	March 31	June 30	Sept 30	Dec 31
Interest income	$63,993	$59,839	$57,022	$55,906
Interest expense	(13,256)	(11,053)	(9,160)	(9,215)

Net interest income	50,737	48,786	47,862	46,691
Provision for loan losses	(3,973)	(3,040)	(2,867)	(2,125)
Noninterest income	58,748	59,406	59,454	67,960
Noninterest expense	(86,351)	(87,424)	(89,928)	(87,951)
Income tax provision	(4,654)	(4,252)	(1,288)	(6,914)

Net income	$14,507	$13,476	$13,233	$17,663

Per Share	Three Months Ended
2004	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.50	$0.39	$0.55	$0.54
Net income—diluted	0.49	0.39	0.55	0.54
Dividend	0.21	0.21	0.21	0.22
Book value	38.02	37.18	37.85	37.85

Per Share
2003	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.66	$0.62	$0.61	$0.81
Net income—diluted	0.66	0.62	0.61	0.81
Dividend	0.20	0.20	0.20	0.21
Book value	36.75	37.08	37.19	37.43

Reclassification

Certain reclassifications were made to the 2003 and 2004 quarterly operating results to conform to current year presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, MO

March 7, 2005

[THIS PAGE INTENTIONALLY LEFT BLANK]

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions)

(unaudited)	2004			2003
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2)	$2,781.1	$137.5	4.94%	$2,588.8	$138.5	5.35%
Securities:
Taxable	2,351.2	57.7	2.46	2,771.9	70.9	2.56
Tax-exempt (FTE)	615.2	28.7	4.67	735.9	38.5	5.24

Total securities	2,966.4	86.4	2.91	3,507.8	109.4	3.12
Federal funds sold and resell agreements	280.3	4.4	1.57	146.5	1.7	1.16
Other earning assets (FTE)	69.8	2.2	3.12	51.2	1.5	2.99

Total earning assets (FTE)	6,097.6	230.5	3.78	6,294.3	251.1	3.99
Allowance for loan losses	(44.3)			(40.8)
Cash and due from banks	511.2			511.8
Other assets	363.4			384.7

Total assets	$6,927.9			$7,150.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$2,212.8	$9.0	0.41%	$2,460.4	$9.1	0.37%
Time deposits under $100,000	668.9	14.3	2.14	779.5	19.8	2.54
Time deposits of $100,000 or more	226.8	3.8	1.68	252.1	4.3	1.72

Total interest bearing deposits	3,108.5	27.1	0.87	3,492.0	33.2	0.95
Short-term debt	18.4	0.2	1.09	23.8	0.2	0.84
Long-term debt	17.6	0.9	5.11	17.4	1.1	6.17

Federal funds purchased and repurchase agreements	1,050.9	12.2	1.16	950.6	8.2	0.87

Total interest bearing liabilities	4,195.4	40.4	0.96	4,483.8	42.7	0.95
Noninterest bearing demand deposits	1,865.6			1,788.0
Other	45.3			69.7

Total	6,106.3			6,341.5

Total shareholders’ equity	821.6			808.5

Total liabilities and shareholders’ equity	$6,927.9			$7,150.0

Net interest income (FTE)		$190.1			$208.4
Net interest spread			2.82%			3.04%
Net interest margin			3.12%			3.31%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2)	Loan fees are included in interest income. Such fees totaled $10,140,000, $10,698,000, $10,316,000, $11,730,000, and $9,763,000 in 2004, 2003, 2002, 2001, and 2000, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2002			2001			2000			Average Balance Five-Year Compound Growth Rate
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)

$2,632.9	$161.3	6.13%	$2,929.1	$226.7	7.74%	$3,004.8	$256.3	8.53%	1.23%

3,146.0	100.9	3.21	2,480.7	119.6	4.82	2,105.7	123.8	5.88	(3.57)
686.5	40.6	5.91	664.5	40.8	6.14	736.2	46.8	6.36	(3.46)

3,832.5	141.5	3.69	3,145.2	160.4	5.10	2,841.9	170.6	6.00	(3.55)
185.7	3.1	1.69	195.8	7.6	3.89	229.1	15.2	6.63	18.41
67.0	2.7	4.06	70.4	3.8	5.36	74.6	4.7	6.19	1.03

6,718.1	308.6	4.59	6,340.5	398.5	6.28	6,150.4	446.8	7.26	(0.83)
(37.2)			(34.3)			(31.6)			6.13
497.1			617.1			720.3			(5.87)
411.1			440.2			450.0			(3.05)

$7,589.1			$7,363.5			$7,289.1			(1.41)%

$2,624.8	$20.7	0.79%	$2,527.5	$54.1	2.14%	$2,270.5	$71.2	3.14%	(0.61)%
892.2	31.8	3.56	823.4	40.7	4.95	824.3	42.4	5.14	(4.91)
287.7	6.9	2.40	283.6	13.1	4.62	347.9	19.0	5.45	(13.09)

3,804.7	59.4	1.56	3,634.5	107.9	2.97	3,442.7	132.6	3.85	(2.89)
61.1	0.9	1.44	91.5	3.1	3.36	43.0	2.7	6.35	37.09
27.5	1.9	6.82	28.8	1.9	6.80	29.6	2.0	6.91	(15.23)
1,107.8	14.2	1.29	973.1	32.2	3.26	1,051.2	59.1	5.62	(3.95)

5,001.1	76.4	1.53	4,727.9	145.1	3.07	4,566.5	196.4	4.30	(3.17)
1,723.1			1,775.7			1,922.0			1.30
70.7			111.2			124.4			(15.39)

6,794.9			6,614.8			6,612.9			(2.08)

794.2			748.7			676.2			4.56

$7,589.1			$7,363.5			$7,289.1			(1.41)%

	$232.2			$253.5			$250.4
		3.06%			3.21%			2.96%
		3.46%			4.00%			4.07%

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures At the end of the period covered by this report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of the

Company’s “Disclosure Controls and Procedures” and have concluded that the Company’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended and were effective as of the end of the period covered by this report on Form 10-K. As such term is used above, the Company’s Disclosure Controls and Procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Disclosure Controls and Procedures cannot provide absolute assurance of achieving disclosure objectives because of their inherent limitations. Disclosure Controls and Procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that errors in meeting the Company’s reporting and disclosure obligations may not be prevented or detected on a timely basis by Disclosure Controls and Procedures. However, these inherent limitations are known features of the disclosure process. Therefore it is possible to design into the process safeguards to reduce, although not eliminate, this risk. The Company’s disclosure controls include such safeguards. Projections of any evaluation of effectiveness of disclosure controls in future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or because the degree of compliance with the Company’s policies and procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting    Management of the Company is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, and effected by the Company’s Board of Directors, management and other personnel, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control—Integrated Framework.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, although not eliminate, this risk. The Company’s internal control over financial reporting includes such safeguards. Projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or because the degree of compliance with the Company’s policies and procedures may deteriorate.

Based on the evaluation under the framework in Internal Control—Integrated Framework, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that internal control over financial reporting was effective at the end of the period covered by this report on Form 10-K. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting at the end of the period covered by this report. Deloitte & Touche LLP’s attestation report is set forth below.

Changes in Internal Control Over Financial Reporting    No changes in the Company’s internal control over financial reporting occurred that could materially affect such controls during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that UMB Financial Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, MO

March 7, 2005

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 9 and 10) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005 (the “2005 Annual Meeting of Shareholders”).

The information required by this item regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its chief executive officer, chief financial officer and chief accounting officer. You can find the Company’s code of ethics on its website by going to the following address: www.umb.com/investor. The Company will post any amendments to the code of ethics, as well as any waivers that are required to be disclosed, under the rules of either the SEC or NASDAQ. A copy of the code of ethics will be provided, at no charge, to any person requesting same, by written notice sent to the Company’s Corporate Secretary, 6th floor, 1010 Grand Blvd., Kansas City, Missouri 64106.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “Executive Compensation,” “Executive Compensation—Report of the Compensation Committee,” “Corporate Governance —Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information provided under the caption “Stock Ownership” and “Proposal #3: Approval of the UMB Financial Corporation Long-Term Incentive Compensation Plan—Equity Compensation Plan Information” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information provided under the caption “Corporate Governance—Certain Transactions” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants—Principal Accounting Firm Fees” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the Three Years Ended December 31, 2004
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004
Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2004
Notes to Consolidated Financial Statements
Independent Auditors’ Report

Condensed Consolidated Financial Statements for the parent company only may be found in item 8 above. All other schedules have been omitted because the required information is presented in the Consolidated Financial Statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K

3.1	Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2, 2003, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 12, 2003.

3.2	Bylaws, restated January 25, 2005.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. * The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1 (stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan incorporated by reference to Exhibit 4.4 to Form S-8 Registration Statement filed on December 20, 2002.

10.3	Indenture between United Missouri Bancshares, Inc., Issuer and NBD Bank, N.A., Trustee, incorporated by reference to Exhibit 4a to Form S-3 Registration Statement filed on December 4, 1992.

10.4	Stock Purchase Agreement by and among UMB Financial Corporation and the Stockholders of Sunstone Financial Group, Inc. dated April 3, 2001 and incorporated by reference to Exhibit 10.4 to Company’s Form 10-K filed on March 12, 2003.

10.5	Modification Agreement dated June 26, 2002 between UMB Financial Corporation and Miriam M. Allison and incorporated by reference to Exhibit 10.5 to Company’s Form 10-K filed on March 12, 2003.

10.6	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.7	UMBF 2005 Short-Term Incentive Plan

10.8	Restricted Stock Award Agreement and description of employment arrangement between the Company and Peter J. deSilva, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission of May 7, 2004.

10.9	Employment offer letter between the Company and Michael D. Hagedorn dated February 9, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005, and filed with the Commission on February 14, 2005.

10.10	Employment offer letter between the company and Bradley J. Smith dated January 6, 2005.

10.11	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004.

10.12	Summary of Company’s Executive Compensation Arrangement with Directors and Certain Executive Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*	Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper Chairman of the Board

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece Senior Vice President, Controller and Tax Director (Chief Accounting Officer)

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Miriam M. Allison	Director

H. Alan Bell	Director

Cynthia J. Brinkley	Director

TERRENCE P. DUNN Terrence P. Dunn	Director

Richard Harvey	Director

JOHN H. MIZE, JR. John H. Mize, Jr.	Director

Thomas D. Sanders	Director

PAUL UHLMANN III Paul Uhlmann III	Director

JON M. WEFALD Jon M. Wefald	Director

Theodore M. Armstrong	Director

David R. Bradley, Jr.	Director

PETER J. DESILVA Peter J. deSilva	Director

GREGORY M. GRAVES Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director

KRIS A. ROBBINS Kris A. Robbins	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director

E. Jack Webster, Jr.	Director

THOMAS J. WOOD III Thomas Jr. Wood III	Director

*/s/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board

Date: March 14, 2005