Form 10-Q
period 2005-03-31
UMB FINANCIAL CORP
filed 2005-05-06
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(816) 860-7000

(Registrant’s telephone number, including area code)

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

As of April 30, 2005, UMB Financial Corporation had 21,631,176 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	March 31,		December 31, 2004
	2005	2004
ASSETS
Loans:
Commercial, financial and agricultural	$1,291,305	$1,120,242	$1,204,629
Real estate construction	31,123	25,052	27,205
Consumer	907,721	920,276	968,681
Real estate	686,788	601,912	663,555
Leases	5,575	6,563	5,154
Allowance for loan losses	(40,880)	(44,142)	(42,723)

Net loans	2,881,632	2,629,903	2,826,501
Securities available for sale:
U.S. Treasury	731,784	881,315	736,632
U.S. Agencies	544,465	727,796	1,420,532
State and political subdivisions	458,178	370,209	452,907
Mortgage backed	935,344	902,803	978,833
Commercial paper	14,972	—	—

Total securities available for sale	2,684,743	2,882,123	3,588,904
Securities held to maturity:
State and political subdivisions (market value of $144,083, $312,915 and $168,324 respectively)	142,735	278,341	166,065
Federal Reserve Bank stock and other	11,976	8,621	9,042
Federal funds sold	272,883	—	—
Securities purchased under agreements to resell	24,651	196,902	293,599
Interest bearing due from banks	1,834	1,834	1,834
Trading securities	56,723	92,731	60,221

Total earning assets	6,077,177	6,090,455	6,946,166
Cash and due from banks	465,857	420,835	497,382
Bank premises and equipment, net	222,917	218,422	226,239
Accrued income	38,102	39,563	36,590
Goodwill on purchased affiliates	59,115	57,428	59,115
Other intangibles	4,673	5,415	4,859
Other assets	47,092	30,725	34,655

Total assets	$6,914,933	$6,862,843	$7,805,006

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,874,871	$1,919,224	$1,993,281
Interest-bearing demand and savings	2,265,229	2,164,563	2,433,885
Time deposits under $100,000	612,312	691,762	630,988
Time deposits of $100,000 or more	241,017	187,136	325,550

Total deposits	4,993,429	4,962,685	5,383,704
Federal funds purchased and repurchase agreements	1,004,023	959,454	1,506,000
Short-term debt	10,170	33,289	39,426
Long-term debt	39,733	18,666	21,051
Accrued expenses and taxes	25,731	32,001	21,530
Other liabilities	26,864	32,824	14,113

Total liabilities	6,099,950	6,038,919	6,985,824

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares, 27,528,365 issued, 21,630,069, 21,673,446 and 21,641,053 shares outstanding, respectively	27,528	27,528	27,528
Capital surplus	726,673	726,406	726,595
Retained earnings	312,807	287,760	305,986
Accumulated other comprehensive (loss)/income	(21,026)	10,037	(10,619)
Treasury stock, 5,898,296, 5,854,919 and 5,887,312 shares, at cost, respectively	(230,999)	(227,807)	(230,308)

Total shareholders’ equity	814,983	823,924	819,182

Total liabilities and shareholders’ equity	$6,914,933	$6,862,843	$7,805,006

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Loans	$37,859	$32,647
Securities:
Taxable interest	16,664	15,137
Tax-exempt interest	4,372	4,995

Total securities income	21,036	20,132
Federal funds and resell agreements	1,315	896
Trading securities and other	520	467

Total interest income	60,730	54,142

INTEREST EXPENSE
Deposits	9,727	6,400
Federal funds and repurchase agreements	6,231	2,372
Short-term debt	69	49
Long-term debt	275	242

Total interest expense	16,302	9,063

Net interest income	44,428	45,079
Provision for loan losses	750	1,802

Net interest income after provision for loan losses	43,678	43,277

NONINTEREST INCOME
Trust and securities processing	20,498	19,114
Trading and investment banking	4,657	5,087
Service charges on deposits	17,976	18,812
Insurance fees and commissions	828	878
Brokerage fees	1,550	2,601
Bankcard fees	7,622	7,475
Gain on sale of other assets, net	2,592	—
Gain on sale of employee benefit accounts	3,600	764
Gain on sales of securities available for sale, net	—	141
Other	4,237	3,740

Total noninterest income	63,560	58,612

NONINTEREST EXPENSE
Salaries and employee benefits	52,060	48,747
Occupancy, net	6,417	6,353
Equipment	10,476	10,764
Supplies and services	5,549	5,574
Marketing and business development	2,960	3,508
Processing fees	5,564	5,249
Legal and consulting	1,827	2,248
Amortization of other intangibles	186	186
Other	6,286	5,323

Total noninterest expense	91,325	87,952

Income before income taxes	15,913	13,937
Income tax provision	4,333	3,179

NET INCOME	$11,580	$10,758

PER SHARE DATA
Net income - basic	$0.54	$0.50
Net income - diluted	0.53	0.49
Dividends	0.22	0.21

Weighted average shares outstanding	21,636,200	21,686,928

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - January 1, 2004	$27,528	$726,405	$281,556	$3,183	$(226,749)	$811,923
Comprehensive income
Net income	—	—	10,758	—	—	10,758
Other comprehensive income, change in unrealized gains (losses) on securities of $10,932 net of tax of $3,988 and the reclassification adjustment included in net income of $141 net of tax $51	—	—	—	6,854	—	6,854

Total comprehensive income						17,612
Cash dividends ($0.21 per share)	—	—	(4,554)	—	—	(4,554)
Purchase of treasury stock	—	—	—	—	(1,101)	(1,101)
Sale of treasury stock	—	—	—	—	3	3
Exercise of stock options	—	1	—	—	40	41

Balance - March 31, 2004	$27,528	$726,406	$287,760	$10,037	$(227,807)	$823,924

Balance - January 1, 2005	$27,528	$726,595	$305,986	$(10,619)	$(230,308)	$819,182
Comprehensive income
Net income	—	—	11,580	—	—	11,580
Other comprehensive income, change in unrealized gains (losses) on securities of $16,480 net of tax of $6,073	—	—	—	(10,407)	—	(10,407)

Total comprehensive income						1,173
Cash dividends ($0.22 per share)	—	—	(4,759)	—	—	(4,759)
Purchase of treasury stock	—	—	—	—	(835)	(835)
Recognition of restricted stock compensation	—	18	—	—	23	41
Sale of treasury stock	—	39	—	—	39	78
Exercise of stock options	—	21	—	—	82	103

Balance - March 31, 2005	$27,528	$726,673	$312,807	$(21,026)	$(230,999)	$814,983

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net Income	$11,580	$10,758
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	1,802
Depreciation and amortization	7,716	7,835
Deferred income taxes	1,108	(2,928)
Net decrease/(increase) in trading securities and other earning assets	3,498	(31,951)
Gains on sales of securities available for sale	—	141
Amortization of securities premiums, net of discount accretion	3,571	7,421
Gains on sales of other assets	(2,592)	—
Changes in:
Accrued income	(1,512)	865
Accrued expenses and taxes	4,201	2,842
Other assets and liabilities, net	12,602	18,719

Net cash provided by operating activities	$40,922	$15,504

Investing Activities
Proceeds from maturities of securities held to maturity	$23,476	$27,600
Proceeds from sales of securities available for sale	—	10,977
Proceeds from maturities of securities available for sale	6,701,240	2,668,779
Purchases of securities held to maturity	(3,818)	(189)
Purchases of securities available for sale	(5,816,392)	(2,151,080)
Net (increase)/decrease in loans	(55,881)	47,093
Net (increase)/decrease in fed funds and resell agreements	(3,935)	79,813
Purchases of bank premises and equipment	(5,070)	(6,790)
Net change in unsettled securities transactions	(7,294)	9,993
Proceeds from sales of bank premises and equipment	3,428	—

Net cash provided by investing activities	$835,754	$686,196

Financing Activities
Net decrease in demand and savings deposits	$(287,066)	$(466,516)
Net decrease in time deposits	(103,209)	(206,924)
Net decrease in fed funds/ repurchase agreements	(501,977)	(214,473)
Net decrease in short-term debt	(29,256)	(37,315)
Proceeds from long-term debt	19,000	2,650
Repayment of long-term debt	(318)	(264)
Cash dividends	(4,762)	(4,554)
Proceeds from exercise of stock options and sales of treasury shares	222	44
Purchases of treasury stock	(835)	(1,101)

Net cash used in financing activities	$(908,201)	$(928,453)

Decrease in cash and due from banks	$(31,525)	$(226,753)
Cash and due from banks at beginning of period	497,382	647,588

Cash and due from banks at end of period	$465,857	$420,835

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s 2004 Annual Report on Form 10-K.

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

Consolidation

The Company and its subsidiaries are included in the condensed consolidated financial statements (reference hereinafter to the “Company” in these Notes to Condensed Consolidated Financial Statements include wholly owned subsidiaries). Intercompany accounts and transactions have been eliminated.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

The securities portfolio contains securities that have unrealized losses that are not deemed to be other-than-temporarily impaired. There are U.S. Treasury obligations, federal agency mortgage backed securities and municipal securities that have had unrealized losses for greater than 12 months. These unrealized losses are a result of interest rate volatility in the markets and are not related to the credit quality of the investments. The Company has the ability and the intent to hold these investments until a recovery of fair value is achieved, which may be maturity. Therefore, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2005.

Trading securities, generally acquired for subsequent sale to customers, are carried at market value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income.

On the Statements of Changes in Consolidated Shareholders’ Equity, beginning Other Comprehensive Income consists only of unrealized gains (losses) on securities.

Goodwill and Other Intangibles

Goodwill is tested periodically for impairment. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment tests performed on that date in 2004, 2003 and 2002, no impairment charge was recorded. Other intangible assets are amortized over a period of 10 years.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Gains and losses from the sale of bank premises and equipment are included in gain on sale of other assets, net.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the diluted effect of 84,202 and 73,351 shares issueable upon the exercise of stock options granted by the Company at March 31, 2005 and 2004, respectively.

Accounting for Stock-Based Compensation

In accordance with Statement of Financial Accounting Standard, (SFAS) No. 123, “Accounting for Stock-based Compensation”, the Company has elected to account for stock-based compensation using the intrinsic value method under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Net income, as reported	$11,580	$10,758
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	115	90

Pro forma net income	$11,465	$10,668

Earnings per share:
Basic-as reported	0.54	0.50
Basic-pro forma	0.53	0.49
Diluted-as reported	0.53	0.49
Diluted-pro forma	0.53	0.49

Reclassification

Certain reclassifications were made to the 2004 Condensed Consolidated Financial Statements to conform to the current year presentation.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

3. New Accounting Pronouncements

Consolidation of Variable Interest Entities In January 2003, the Financial Accounting Standards Board, (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which was revised by FIN 46 (R) (Revised December 1, 2003), “Consolidation of Variable Interest Entities”. FIN 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. FIN 46 (R) changes the effective date of FIN 46 for certain entities. Public companies shall apply either FIN 46 or FIN 46 (R) to their interests in special purpose entities (SPE) as of the first interim or annual period ending after December 15, 2003. The decision to apply FIN 46 or FIN 46 (R) may be made on an SPE by SPE basis. The Company’s adoption of FIN 46 and FIN 46 (R) did not have a significant impact on its Condensed Consolidated Financial Statements.

Share-Based Payment In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123 (R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

The Company is required to apply SFAS No. 123 (R) to all awards granted, modified or settled in the first fiscal year after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method”. Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, the Company must restate its previously issued Condensed Consolidated Financial Statements to recognize the amounts the Company previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced its analysis of the impact of SFAS No. 123 (R), and has decided to use the modified prospective method. The Company cannot currently quantify with precision the effect that this standard would have on the financial position or results of operations in the future.

Exchange of Nonmonetary Assets – an amendment of Accounting Principles Board (APB) Opinion No. 29 In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in the first fiscal period beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal period beginning after the date this statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new statement and believes that its adoption will not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 In March, 2005 the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligation – an Interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction or development and (or) through the normal operations of the asset. Examples would be federal or state requirements to the cleanup of hazardous environmental materials or site and asbestos cleanup. The interpretation is effective no later than the end of the fiscal year ending after December 15, 2005 (December 31, 2005 for calendar year interpretations). The Company’s adoption of FIN 47 will not have a significant impact on its Condensed Consolidated Financial Statements

4. Allowance for Loan Losses

This table provides an analysis of the allowance for loan losses for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Allowance - January 1,	$42,723	$43,494
Additions (deductions):
Charge-offs	$(3,117)	$(2,603)
Recoveries	524	1,449

Net charge-offs	$(2,593)	$(1,154)

Provision charged to expense	750	1,802

Allowance - March 31,	$40,880	$44,142

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the three months ended March 31, 2005 and 2004 and December 31, 2004 (dollars in thousands):

	Three Months Ended March 31,		December 31, 2004
	2005	2004
Total impaired loans as of March 31 and December 31	$8,044	$10,638	$10,007
Amount of impaired loans which have a related allowance	1,204	1,625	2,603
Amount of related allowance	980	1,098	2,330
Remaining impaired loans with no allowance	6,840	9,013	7,405
Average recorded investment in impaired loans during the period	9,026	10,682	10,169

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

5. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 and 2004 by operating segment are as follows (dollars in thousands):

	Consumer Services	Asset Management	Investment Services Group	Total
Balances as of January 1, 2004	$34,743	$10,479	$12,206	$57,428
Goodwill acquired during period	—	—	—	—

Balances as of March 31, 2004	$34,743	$10,479	$12,206	$57,428

Balances as of January 1, 2005	$34,981	$10,479	$13,655	$59,115
Goodwill acquired during period	—	—	—	—

Balances as of March 31, 2005	$34,981	$10,479	$13,655	$59,115

Following are the intangible assets that continue to be subject to amortization as of March 31, 2005 and 2004 (dollars in thousands):

	As of March, 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,730	$47
Other intangible assets	7,200	2,574	4,626

Total	$23,977	$19,304	$4,673

	As of March, 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,718	$59
Other intangible assets	7,200	1,844	5,356

Total	$23,977	$18,562	$5,415

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$16,777	$16,727	$50
Other intangible assets	7,200	2,391	4,809

Total	$23,977	$19,118	$4,859

	Three Months Ended March 31,
	2005	2004
Aggregate amortization expense	$186	$186

Estimated amortization expense of intangible assets on future years:
For the year ended December 31, 2005	$742
For the year ended December 31, 2006	742
For the year ended December 31, 2007	742
For the year ended December 31, 2008	742
For the year ended December 31, 2009	734

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, commercial letters of credit, and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at March 31, 2005 and 2004 were $207.9 million and $172.0 million, respectively. As of March 31, 2005 and 2004, standby letters of credit totaling $45.5 million and $26.7 million, respectively were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $42.5 million and $40.6 million during the three months ended March 31, 2005 and 2004, respectively. Net futures activity resulted in gains of $0.5 million for the three months ended March 31, 2005 and losses of $0.7 million for the same period in 2004. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the three months ended March 31, 2005, contracts to purchase and to sell foreign currency averaged approximately $16.3 million compared to $14.8 million during the same period in 2004. The net gains on these foreign exchange contracts for the three months ended March 31, 2005 and 2004 were $0.4 million and $0.4 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At March 31, 2005, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

Contract or Notional Amount (dollars in thousands)

	March 31,		December 31, 2004
	2005	2004
Commitments to extend credit for loans (excluding credit card loans)	$1,038,635	$820,543	$1,061,788
Commitments to extend credit under credit card loans	915,396	905,173	900,284
Commercial letters of credit	13,037	8,212	12,589
Standby letters of credit	207,875	171,996	203,791
Futures contracts	41,000	42,900	44,000
Forward foreign exchange contracts	13,073	5,417	13,015
Spot foreign exchange contracts	10,253	5,595	6,539

7. Business Segment Reporting

The Company has strategically aligned its operations into six major lines of business, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Lines of business financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and access performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each line of business using methodologies that are refined on an ongoing basis. The Business Segments were redefined during the fourth quarter of 2004, breaking Commercial Banking into three separate sectors: Commercial Banking and Lending; Corporate Services and Banking Services. This breakout was done to better reflect how the Company will go to market with its products and services as well as adding more granularity to better identify the primary drivers of its profitability. In addition, the Company merged consumer oriented business lines into the Retail Banking Business Segment and created Consumer Services. Finally, to reflect its desire to focus on both Personal and Institutional lines of business, the Company’s Trust and Wealth Management Business Segment has been renamed Asset Management. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2005 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

The following summaries provide information about the activities of each line of business:

Commercial Banking and Lending serves the commercial lending/leasing as well as the capital markets needs of the Company’s middle market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides services including commercial loans and lines of credit, letters of credit, and loan syndication services. Capital markets provides consultative services for companies that need non-traditional banking services such as asset based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

Corporate Services meets the treasury management, treasury services as well as the corporate trust and security transfer needs of its commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services and various card products and services. Corporate Trust services include serving as corporate and municipal bond trustee as well as the paying agent/registrar for issued bonds and notes. Securities Transfer services include dividend disbursing/reinvestment, employee stock purchase plans, proxy services, as well as acting as transfer agent.

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

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning and investment management services to individuals and institutional customers. The private client services division offers full trust and personal banking services to high net worth individuals. The investment advisor income from the Company’s proprietary funds, UMB Scout Funds, are also included in this segment.

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

Treasury and Other Adjustments includes asset and liability management activities and other miscellaneous items of a corporate nature not allocated to specific business lines. Corporate eliminations and taxes are also allocated to this segment.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

Business Segment Information

Line of business/segment financial results were as follows (dollars in thousands):

	Three Months Ended March 31,
	Commercial Banking and Lending		Corporate Services
	2005	2004	2005	2004
Net interest income	$10,986	$11,198	$10,018	$10,513
Provision for loan losses	487	507	—	—
Noninterest income	313	252	14,975	15,983
Depreciation and amortization	358	345	1,643	1,342
Noninterest expense	6,761	5,933	17,687	17,369
Income taxes	—	—	—	—

Net income (loss)	$3,693	$4,665	$5,663	$7,785

Average assets	$1,767,000	$1,763,000	$47,000	$140,000
Expenditures for additions to premises and equipment	145	201	1,462	1,265

	Banking Services		Consumer Services
	2005	2004	2005	2004
Net interest income	$1,049	$1,685	$19,727	$19,214
Provision for loan losses	—	—	263	1,295
Noninterest income	7,582	8,829	17,650	14,280
Depreciation and amortization	351	275	3,947	3,851
Noninterest expense	7,546	6,979	33,153	31,231
Income taxes	—	—	—	—

Net income (loss)	$734	$3,260	$14	$(2,883)

Average assets	$61,000	$95,000	$1,080,000	$1,046,000
Expenditures for additions to premises and equipment	154	202	2,419	3,637

	Asset Management		Investment Services Group
	2005	2004	2005	2004
Net interest income	$53	$164	$2,247	$1,922
Provision for loan losses	—	—	—	—
Noninterest income	12,493	11,335	8,697	8,272
Depreciation and amortization	409	363	659	584
Noninterest expense	11,597	9,166	7,772	7,768
Income taxes	—	—	—	—

Net income (loss)	$540	$1,970	$2,513	$1,842

Average assets	$12,000	$9,000	$26,000	$24,000
Expenditures for additions to premises and equipment	308	262	464	451

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Treasury and Other Adjustments		Total Consolidated Company
	2005	2004	2005	2004
Net interest income	$348	$383	$44,428	$45,079
Provision for loan losses	—	—	750	1,802
Noninterest income	1,850	(339)	63,560	58,612
Depreciation and amortization	349	1,075	7,716	7,835
Noninterest expense	(907)	1,671	83,609	80,117
Income Taxes	4,333	3,179	4,333	3,179

Net income (loss)	$(1,577)	$(5,881)	$11,580	$10,758

Average assets	$4,175,000	$4,090,000	$7,168,000	$7,167,000
Expenditures for additions to premises and equipment	118	771	5,070	6,790

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents management’s discussion and analysis of the condensed consolidated financial condition and results of operations of the Company. This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2005. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

Management believes the two factors having the greatest impact on the Company’s operating earnings are the low rate environment and the overall health of the equity and financial markets.

The sustained low interest rate environment adversely impacts the Company’s net interest income as its balance sheet is structured to be both very short in duration and liquid. Management believes that strong liquidity and capital are necessary given the types of products and services the Company offers, particularly as it relates to treasury and cash management products and services. A strong liquidity and capital position provide assurances that the cash needs of the Company can be met. In an increasing rate environment, this position should benefit the Company if assets can be repriced more quickly than deposits. In the recent rising rate environment, the Company’s liabilities have repriced more quickly and by a larger magnitude than assets having the effect of a reduction of net interest income. This effect is due to the Company’s large proportion of short-term liabilities that reprice frequently, as well as the flattening of the yield curve. Table 2 appearing in the “Results of Operations – Net Interest Income” section of the management’s Discussion and Analysis shows the impact of this repricing trend. However, there are factors that lead Management to believe that this trend will reverse. First, management believes that interest rates will continue to increase at a measured pace and then stabilize. Secondly, the Company expects the growth in the loan portfolio to continue throughout the year. Finally, management has adopted a portfolio modification plan by extending the average life of the investment portfolio. (See discussion under “Securities” on page 27) The Company intends to implement this extension strategy over the course of the next two years. See Item 3, Quantitative Disclosures about Market Risk discusses in detail the impact of rising and declining rates on net interest income.

Management continues to focus on diversifying the revenue sources so that the net income of the Company is less susceptible to changes in interest rates. Management has also focused on reducing expenses that are not necessary to the delivery of products and services to the Company’s customer base.

As some of the Company’s fee-based business is the direct result of the market value of its customer’s investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income, particularly in the trust, mutual fund servicing and investment management areas of the Company. If the overall equity and financial markets improve, the basis on which certain fee income is calculated should grow.

The Company’s goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company’s size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. In addition to commercial loan growth in Kansas City, the Company has experienced growth in markets outside of the Kansas City metropolitan area and is developing its customer base in these regions. The Company believes that there is demand in these markets for bank services delivered with a customer-centric focus.

Earnings Summary

The Company recorded consolidated net income of $11.6 million for the three-months ended March 31, 2005 compared to $10.8 million for the same period a year earlier. This represents a 7.64% increase over the three-month period ended March 31, 2004, which was primarily driven by increases in noninterest income. Basic earnings per share for the first quarter 2005 were $0.54 per share ($0.53 per share full-diluted) compared to $0.50 per share ($0.49 per share fully-diluted) for the first quarter 2004. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2005 was 0.66% and 5.70% respectively, as compared to 0.60% and 5.26% for the three-month period ended March 31, 2004.

Net interest income for the first quarter of 2005 decreased 1.44% from the first quarter 2004. The decline in net interest income was primarily the result of interest-bearing liability yields increasing faster then earning asset yields. This situation occurred due to a flattening yield curve.

Provision for loan losses declined $1.1 million in the first quarter of 2005 due to an adequate reserve for loan losses compared to management’s estimate of inherent losses within the loan portfolio.

Noninterest income increased $4.9 million in the first quarter of 2005 primarily due to two transactions. First, a $2.4 million gain was recognized on a condemnation sale of a downtown Kansas City branch. Additionally, there was a $2.8 million increase related to the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. The Company accrued a final earnout payment in the amount of $3.6 million in the first quarter of 2005. In the first quarter of 2004, a gain on sale of employee benefit accounts of $0.76 million was recorded for the difference between the $3.1 million in gross proceeds and associated costs of $2.4 million.

Noninterest expense increased $3.4 million in the first quarter of 2005, compared to the first quarter of 2004, primarily due to the $4.2 million associated with costs of the voluntary separation program initiated by the Company in the first quarter of 2005.

Results of Operations

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affects net interest income. For the three-month period ended March 31, 2005 net interest income decreased $.65 million due to increases in interest expense exceeding increases in interest income and one less day in 2005 due to leap year in 2004. Table 1 shows the impact of earnings asset rate increases as compared to interest-bearing liabilities. Analysis of changes in net interest income in Table 2 also shows that the net interest income declined due to an unfavorable rate variance offsetting a favorable volume variance for the same period.

Management believes that the overall outlook in its net interest income is positive. Commercial and consumer loans are expected to continue to grow. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. Further, management believes that the lag between liability costs and asset yields should not continue. Additional improvement in net interest income will be obtained once rates stabilize. If interest rates continue to rise at a measured pace and given the term and changing mix of the Company’s balance sheet, the Company’s net interest income should increase.

Further, management has adopted a portfolio modification plan designed to improve interest income by extending the average life of the investment portfolio. The Company intends to implement this extension strategy over the course of the next two years. This plan calls for a modest extension of 6-12 months, to the portfolio average life. Implementation of this plan is subject to market conditions including sufficient supply of securities with acceptable risk/reward characteristics. The effectiveness of this plan is uncertain as it is dependent upon future market conditions including interest rate changes.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.88% for the three-months ended March 31, 2005 and 3.44% for the same period in 2004:

	Three Months Ended March 31,
	2005		2004
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$2,864,770	5.37%	$2,698,063	4.88%
Securities:
Taxable	2,633,108	2.57	2,630,895	2.31
Tax-exempt	580,097	4.57	637,500	4.84

Total securities	3,213,205	2.93	3,268,395	2.81
Federal funds and resell agreements	210,718	2.53	301,776	1.19
Other earning assets	61,561	3.50	66,477	2.91

Total earning assets	6,350,254	4.02	6,334,711	3.61
Allowance for loan losses	(41,485)		(43,918)
Other assets	859,517		876,540

Total assets	$7,168,286		$7,167,333

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,222,178	1.22%	$3,223,156	0.80%
Federal funds and repurchase agreements	1,165,526	2.17	1,148,070	0.83
Borrowed funds	35,640	3.91	44,654	2.62

Total interest-bearing liabilities	4,423,344	1.49	4,415,880	0.83
Noninterest-bearing demand deposits	1,881,065		1,885,264
Other liabilities	40,116		43,789
Shareholders’ equity	823,761		822,400

Total liabilities and shareholders’ equity	$7,168,286		$7,167,333

Net interest spread		2.53%		2.78%
Net interest margin		2.98		3.04

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (total earning assets less interest-bearing liabilities) increased $8.1 million for the three-month period ended March 31, 2005 compared to the same period in 2004.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2005 and 2004
	Volume	Rate	Total
Change in interest earned on:
Loans	$2,320	$3,115	$5,212
Securities:
Taxable	13	1,514	1,527
Tax-exempt	(377)	(246)	(623)
Federal funds sold and resell agreements	(571)	990	419
Other	(42)	95	53

Interest income	1,343	5,468	6,588
Change in interest incurred on:
Interest-bearing deposits	(3)	3,330	3,327
Federal funds purchased and repurchase agreements	93	3,766	3,859
Other borrowed funds	(88)	141	53

Interest expense	2	7,237	7,239

Net interest income	$1,341	$(1,769)	$(651)

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2005	2004	Change
Average earning assets	$6,350,254	$6,334,711	$15,543
Interest-bearing liabilities	4,423,344	4,415,880	7,464

Interest free funds	$1,926,910	$1,918,831	$8,079

Free funds ratio (free funds to earning assets)	30.34%	30.29%	0.05%

Tax-equivalent yield on earning assets	4.02%	3.61%	0.41%
Cost of interest-bearing liabilities	1.49	0.83	0.67

Net interest spread	2.53%	2.78%	(0.26)%
Benefit of interest free funds	0.45	0.26	0.20

Net interest margin	2.98%	3.04%	(0.06)%

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

The Company recorded a provision for loan losses of $0.7 million for the first quarter 2005 compared to $1.8 million for the first quarter 2004. This decreased ALL from 1.65% of total loans to 1.40% for the three-months ended 2004 and 2005. This decrease was due to both a decline in nonperforming loans in 2005 and a trend of sustained low charge-offs in 2003 and 2004.

Table 3 presents a summary of the Company’s ALL for the first quarter ended March 31, 2005 and first quarter ended March 31, 2004 and for the year ended December 31, 2004. Also please see “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (dollars in thousands)

Three Months Ended March 31,	Year Ended December 31, 2004
2005	2004
Allowance-January 1	$42,723	$43,494	$43,494
Provision for loan losses	750	1,802	5,370
Charge-offs:
Commercial	$(1,462)	$(469)	$(2,150)
Consumer:
Bankcard	(1,287)	(1,442)	(5,541)
Other	(365)	(688)	(2,050)
Real estate	(3)	(4)	(4)
Agricultural	—	—	—

Total charge-offs	$(3,117)	$(2,603)	$(9,745)
Recoveries:
Commercial	$21	$876	$1,257
Consumer:
Bankcard	230	261	1,129
Other	273	312	1,217
Real estate	—	—	1
Agricultural	—	—	—

Total recoveries	$524	$1,449	$3,604

Net charge-offs	$(2,593)	$(1,154)	$(6,141)

Allowance-end of period	$40,880	$44,142	$42,723

Average loans, net of unearned interest	$2,864,770	$2,698,063	$2,781,084
Loans at end of period, net of unearned interest	2,922,512	2,674,045	2,869,224
Allowance to loans at end of period	1.40%	1.65%	1.49%
Allowance as a multiple of net charge-offs	3.94	x	9.56	x	6.96	x
Net charge-offs to:
Provision for loan losses	345.73%	64.04%	114.36%
Average loans	0.09	0.04	0.22

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability as fee-based services are non-credit related, provide steady income and are not directly affected by fluctuations in interest rates. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company’s ongoing focus is to develop and offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage, asset management and cash management. The Company is developing a Health Savings Account solution that management believes has the potential to be a source of noninterest income growth. Management believes that it can offer these products and services both efficiently and profitably as most of these are driven off of common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Trust and securities processing fees	$20,498	$19,114
Trading and investment banking	4,657	5,087
Service charge on deposit accounts	17,976	18,812
Insurance fees and commissions	828	878
Brokerage fees	1,550	2,601
Bankcard fees	7,622	7,475
Gains on sale of other assets	2,592	—
Gain on sale of employee benefit accounts	3,600	764
Gains on sales of securities available for sale, net	—	141
Other	4,237	3,740

Total noninterest income	$63,560	$58,612

Noninterest income (summarized in Table 4) increased 8.44% for the first quarter 2005 compared to the same period in 2004. The increase in 2005 is primarily from two transactions. First, a $2.4 million gain on a condemnation sale of a downtown Kansas City branch was recognized. Second, there was a $2.8 million increase in gain in 2005 as compared to 2004 on the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. (Marshall & Ilsley). The Company accrued a final earnout payment of $3.6 million in the first quarter of 2005. In the first quarter of 2004, a gain of $0.76 million was recorded on the sale of such employee benefit accounts for the difference between the $3.1 million in gross proceeds offset by associated costs of $2.4 million. The earnout payment was based upon gross revenues of those employee benefit accounts retained by Marshall & Ilsley during certain periods after the closing date. In addition to these gains, trust and securities processing income increased by approximately $1.4 million in 2005 over the same period in 2004. These increases in noninterest income were offset by decreases in other categories of noninterest income, most notably brokerage fees as explained below.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees increased $1.4 million in the first quarter of 2005 compared to the first quarter of 2004. The increase is primarily attributable to $1.0 million in higher fee income related to the UMB Scout Funds as compared to the same period last year. Assets inside the UMB Scout Funds grew from approximately $2.1 billion at March 31, 2004 to $2.6 billion at March 31, 2005. Additional increases in income are primarily attributable to fund administration fees. Management believes that if the securities market and public and market confidence in mutual funds continue to rebound, as is anticipated by most analysts, the Company’s fees for custody of securities and the servicing of mutual fund assets would increase. In addition, management believes that the overall quality and performance of both its investment management and UMB Scout Funds will continue to attract both increased and new investable dollars to it as assets under management. The Company continues to put a special emphasis on selling the UMB Scout Funds through its institutional channels by the establishment of a dedicated sales force. Although any forecast of future growth of such funds is uncertain, it is believed that the continued efforts of the sales force will positively affect such future growth.

Trading and investment banking consists mostly of fees earned from the sale of bonds to the Company’s correspondent banking market and through its brokerage operations. Fees decreased $0.4 million for the first quarter of 2005 compared to first quarter of 2004. The decrease is primarily attributable to lower sales of agency and mortgage backed securities.

Service charges on deposit accounts decreased $0.8 million for the three-months ended March 31, 2005 compared to the same period in 2004. This decrease was primarily attributable to a $2.7 million decrease in corporate service charge income and a $.3 million decrease in cash management income. Most of this decrease is due to an increase in the earnings credit rate allowed on compensating balances. This decrease in corporate service charge income was partially offset by a $2.2 million increase of deposit overdraft and insufficient fund fee income due to a fee increase in May 2004 and the centralization and automation of the related decision making process in September 2004. Management believes that cash management income will continue to be challenged due to a shift of customer payments from paper to electronic. Management has assigned 27% of its discretionary capital expenditure budget in 2005 to upgrade its product capabilities. Although the Company has focused significant resources into maintaining its cash management income levels, the external challenges facing the Company make the impact of these changes to its income uncertain.

Brokerage fee income relates primarily to fee income from the sale of annuity and mutual fund products. Brokerage fee income decreased by $1.1 million, or 40% from 2004. This large decrease is primarily attributable to a $0.7 million decrease in 12b-1 fees primarily related to employee benefit accounts that were sold in February 2004 to Marshall & Ilsley. Additionally, overall brokerage fees decreased by approximately $0.5 million due to decreased demand for annuity products.

Gain on sale of employee benefit accounts is up due to the final earnout payment related to the sale of employee benefit accounts to Marshall & Ilsley recorded in the first quarter of 2005 for $3.6 million. Under the terms of the contract for the sale of the employee benefit accounts, this final earnout payment was due to the Company based upon gross revenues received by those employee benefit accounts retained by Marshall & Ilsley from February 2004 to February 2005.

Gain on sale of other assets is up primarily because the Company recorded a $2.4 million gain on the sale of a banking facility to the city of Kansas City under threat of condemnation for purposes of a new downtown arena.

In April 2005, Management announced that it is in the process of selling seven branches in six locations. These sales should be completed by the third quarter. Gain is expected to be recorded on the sale of these locations and operational efficiencies are expected to be achieved.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Salaries and employee benefits	$52,060	$48,747
Occupancy, net	6,417	6,353
Equipment	10,476	10,764
Supplies and services	5,549	5,574
Marketing and business development	2,960	3,508
Processing fees	5,564	5,249
Legal and consulting	1,827	2,248
Amortization of other intangibles	186	186
Other	6,286	5,323

Total noninterest expense	$91,325	$87,952

Noninterest expense increased $3.4 million for the three months ended March 31, 2005 compared to the same period in 2004. This increase is primarily attributable to the Voluntary Separation Program (VSP) offered by the Company to certain employees for early retirement. The costs of this program related to the 99 employees who accepted the offer was $4.3 million in the first quarter of 2005. This cost was offset by other decreases in salary and benefits primarily attributable to reduced headcount related to employees serving employee benefit accounts that were sold to Marshall & Ilsley in February 2004.

Salaries and employee benefits increased $3.3 million for the three months ended March 31, 2005 compared to the same period in 2004. In January 2005, the Company offered a VSP to certain employees. Most eligible employees had until March 31, 2005 to accept the terms of such program. In the first quarter of 2005, a charge of $4.3 million was taken related to such program. Without the cost of this program, salaries would have declined by approximately $1.0 million over 2004 primarily due to lower staffing levels in 2005. The number of full-time equivalent employees declined by 169 to 3,536 at March 31, 2005 as compared to 3,705 at March 31, 2004. Management anticipates salary expense to be lower for the remainder of 2005 as 75% of the employees who accepted the VSP will not be replaced.

Marketing and business development decreased by approximately $0.5 million, or 15.6%, from 2004. This is primarily attributable to a plan by management to lower overall advertising costs of the company in 2005 as compared to 2004.

Other expenses are higher than 2004 by approximately $1.0 million or 18%. This is partially attributable to a $0.3 million increase in deposit account chargeoffs. Additionally, there was a $0.4 million increase in the fees paid to brokerage companies to list the UMB Scout Funds on their systems. This cost increase is directly related to the higher trust fee income from the increase in assets under management from the UMB Scout Funds. Expenses related to bankcard income have also increased due to increased competition resulting in higher commercial and new customer rebates.

Income Tax Expense

Income tax expense increased by $1.2 million, or 36%, over 2004. The effective tax rate is 27.2% in 2005 as compared to 22.8% in 2004. The increase in effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2005 as compared to 2004. Additionally, federal rehabilitation tax credits recognized in the first quarter of 2004 were not available in 2005.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major lines of business: Commercial Banking and Lending, Corporate Services, Banking Services, Consumer Services, Asset Management, and Investment Services Group. The lines of business in the first quarter of 2004 were Commercial Banking, Retail Banking, Trust and Wealth Management, and Investments Services Group. This change was made by management in the fourth quarter of 2004 to better reflect the current organizational structure. This resulted in breaking Commercial Banking into three separate sectors: Commercial Banking and Lending, Corporate Services, and Banking Services. This breakout was done to better reflect how the Company markets its products and services as well as adding more granularity to better identify the primary drivers of its profitability. In addition, the Company merged consumer oriented business lines into the Retail Banking Business Segment and created Consumer Services. Finally, to reflect its desire to focus on both Personal and Institutional lines of business, the Trust and Wealth Management Business Segment has been renamed Asset Management. Under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the prior year information has been reclassified to conform to the 2005 reporting structure. The lines of business are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other lines of business.

Table 6

NET INCOME (LOSS) BY LINE OF BUSINESS (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Line of Business
Commercial Banking & Lending	$3,693	$4,665
Corporate Services	5,663	7,785
Banking Services	734	3,260
Consumer Services	14	(2,883)
Asset Management	540	1,970
Investment Services Group	2,513	1,842
Treasury and Other Adjustments	(1,577)	(5,881)

Total Consolidated Company	$11,580	$10,758

Commercial Banking and Lending’s net income decreased $1.0 million, or 20.8% for the first quarter of 2005 compared to the first quarter of 2004. Net interest income decreased 1.9% compared to 2004 due to the sustained low rate environment and the corresponding impact of slower repricing of earning assets compared to repricing of liabilities in a rising rate environment. Provision for loan losses is down slightly due to the allowance for loan loss reserve being adequately funded for the current loan portfolio mix and a reduction in non-performing loans. Noninterest income increased 24.2% primarily from increased loan fees generated from increased new loan volume over the past quarter. If interest rates increase, as expected by most economists, the most significant impact will occur on this business segment, causing net interest income to rise. Because deposit service charges are also affected by interest rates due to the earnings credit on commercial accounts, noninterest income is expected to decrease in a rising rate environment. Management believes the decrease in deposit service charges would be more than offset by the increase in net interest income. Management also believes that an anticipated improving economy would spur an increase in both loan commitments and outstanding loan balances which would generate increased net interest income. Noninterest expense increased $.8 million, or 13.4% due to increased advertising and contributions being devoted to this segment to attract new customers. Additionally, the recognition of expense related to the VSP caused an increase in salaries and benefits for the 1st quarter of 2005.

Corporate Services’ net income decreased $2.1 million, or 27.3% in the first quarter of 2005 compared to the same period in 2004. Net interest income decreased $0.5 million, or 4.7% due to increases in interest bearing deposits of approximately 10% and the corresponding effect of slower repricing of earning assets in a rising rate environment. Noninterest income decreased $1.0 million, or 6.3%. The increase in the earnings credit applied to deposit accounts has negatively affected service charge expense. This increase in service charges was partially offset by increases in credit card service income and corporate trust income. Noninterest expense increased by $0.6 million, or 3.3% compared to 2004. This increase was primarily due to an increase in depreciation and salaries. Management believes interest rates will continue to rise in 2005 which will put continued pressure on deposit service charges due to increasing earnings credits. The company is continuing to focus significant resources in this segment to develop new products to meet the changing customer needs. Management also believes Corporate Trust will gain market share in areas where the company has a physical presence outside of Kansas and Missouri due to enhanced marketing efforts.

Banking Services’ net income decreased $2.5 million, or 77.5% compared to the first quarter of 2004. The decrease is due to decreases in net interest income of $.6 million and decreases in noninterest income of $1.3 million and increases in noninterest expense of $.6 million. Net interest income decreased primarily because of a 36% decline in the correspondent bank deposit balances as compared to first quarter of 2004 and a shift in deposit mix from noninterest bearing deposits to interest bearing repurchase agreements. If this trend continues, future increases in interest rates would continue to have an adverse effect on net interest income. Noninterest income is down due to decreases in bond trading income and deposit service charge income. Noninterest expense increased because of increases in salary due to the VSP and increases in pricing from the Federal Reserve Bank. Management believes that reorganizing the Banking Services group around delivering 12 major UMB product sets through its community bank relationships should improve income within this segment.

Consumer Services’ net income increased $2.9 million from the first quarter of 2004. Net interest income increased 2.67%. This is due to a shift of deposits from interest bearing to noninterest bearing resulting in a reduction of interest expense along with a corresponding increase in average consumer loans of approximately 5%. Provision for loan losses decreased $1.0 million due to the allowance for loan loss reserve being adequately funded for the current loan portfolio mix and a reduction in non-performing loans. Noninterest income increased $3.4 million or 23.6% primarily due to the gain on the sale of a downtown Kansas City branch building of $2.4 million. Additionally, increases in overdraft and insufficient funds fee income of $1.5 million were recognized due to fee increases initiated in 2004. Noninterest expense increased $2.0 million, or 5.8% due to an increase in salaries and benefits from the VSP. Management believes this segment will continue to improve net interest margin by growing noninterest bearing deposits and having an additional sales focus on variable rate loan products. Management believes that there will be an increase in noninterest expense in 2005 due to additional branch openings and expansions. Management will continue to evaluate operational efficiencies and branch realignment to offset these increased expenses.

Asset Management’s net income decreased $1.4 million in the first quarter of 2005 compared to the same period in 2004. Noninterest income increased $1.2 million, or 10.2% offset by a 2.4 million, or 26.0% increase in noninterest expense. An increase in cash inflows of approximately $500 million into the UMB Scout Funds has increased fee income compared to the same period last year. The increased size of the funds has also increased distribution, accounting, and legal expenses related to the funds since these fees are directly related to the size of the funds. Noninterest expense increased due to a $1.1 million increase in salary and benefits from the VSP and higher commissions. Further, fees paid to distributors to list the UMB Scout Funds have increased by $0.7 million as these fees are based on asset values. Legal and consulting fees associated with the UMB Scout Funds have also increased by $0.4 million due primarily to proxy related expenditures. Management will continue to focus sales efforts to increase cash inflows into the UMB Scout Funds. In March 2005, the UMB Scout Funds held a shareholder meeting to approve changes to the individual fund structures and organization. The most significant change related to fee unbundling. In the past, Scout Investment Advisors, a wholly-owned subsidiary of the Company, collected a fee from the funds and was responsible for paying expenses on behalf of the funds. Effective April 1, 2005, Scout Investment Advisors will be paid an advisory fee and the individual funds will be responsible for paying direct expenses including accounting, administration, transfer agency and legal fees. Although this reduces the overall fee collected by Scout Investment Advisors, the Company anticipates that the decrease in related expenses will be even greater. Therefore, overall net income should increase.

Investment Services Group’s net income increased $.7 million in the first quarter of 2005 compared to the same period in 2004. Net interest income rose $.3 million, or 16.9% due to increases in average deposits corresponding to a positive repricing of assets in this segment. Noninterest income increased $.4 million, or 5.1% primarily from increased fund service income from new clients added in late 2004 and early 2005. Management believes the new clients added will continue to increase fee income during 2005 subject to uncertainties in the mutual fund markets.

The net loss for the Treasury and Other category was $1.6 million for the first quarter of 2005, compared to a net loss of $5.9 million for the same period in 2004. The net loss for all years includes unallocated income tax expense for the consolidated Company. Noninterest income is up $2.1 million due primarily to the gain recognized from the sale of employee benefit accounts to Marshall & Ilsley.

Balance Sheet Analysis

Table 7

SELECTED BALANCE SHEET INFORMATION (dollars in thousands)

	March 31,		December 31, 2004
	2005	2004
Total assets	$6,914,933	$6,862,843	$7,805,006
Loans, net of unearned interest	2,922,512	2,674,045	2,869,224
Total investment securities	2,839,454	3,169,085	3,764,011
Total earning assets	6,077,177	6,090,455	6,946,166
Total deposits	4,993,429	4,962,685	5,383,704
Total borrowed funds	1,053,926	1,011,409	1,566,477

Loans

Total loan balances have increased $248.5 million compared to March 31, 2004, and $53.3 million compared to December 31, 2004. These increases were a result of increased focus on new commercial and consumer loan relationships, as well as a slightly higher overall loan demand due to the improved economy.

Loans represent the Company’s largest source of interest income. In addition to growing the Commercial Loan Portfolio, management plans to focus on its consumer and middle market business as these market niches represent its best opportunity to cross-sell fee-related services, such as cash management. In addition, management has developed a new incentive plan for loan officers, as well as increased loan authority for regional presidents.

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

Securities available for sale and securities held to maturity comprised 47%, 52% and 54% respectively, of the earning assets as of March 31, 2005, March 31, 2004 and December 31, 2004. Securities totaled $2.8 billion as of March 31, 2005 compared to $3.2 billion as of March 31, 2004 and $3.8 billion at December 31, 2004. Loan demand is expected to be the primary factor impacting changes in the level of security holdings.

Further, Management has adopted a portfolio modification plan designed to improve interest margin which it intends to implement over the course of the next two years. This plan calls for a modest extension of 6-12 months, to the portfolio average life. Implementation of this plan is subject to market conditions including sufficient supply of securities with acceptable risk/reward characteristics. The effectiveness of this plan is uncertain as it is dependent on future market conditions including interest rate changes.

Deposits and Borrowed Funds

Deposits increased $30.7 million from March 31, 2004, and decreased $390.3 million from December 31, 2004. Noninterest bearing deposits decreased $44.4 million and $118.4 million, and interest bearing deposits increased $100.7 and decreased $168.7 million compared to March 31, 2004, and December 31, 2004, respectively.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing lines of business in order to attract and retain additional core deposits and commercial funding customers. Management believes it is one of the Company’s core competencies given both its scale and competitive product mix.

Borrowed funds increased $42.5 million from the first quarter 2004, and decreased $512.6 million from December 31, 2004. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings other than repurchase agreements are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.0 billion at March 31, 2005, compared to $959.5 million at March 31, 2004 and $1.5 billion at December 31, 2004. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $814.9 million at March 31, 2005, compared to $823.9 million at March 31, 2004 and $819.2 million at December 31, 2004. The Company’s Board of Directors authorized at its April 29, 2004 and April 18, 2003 meetings the repurchase of the Company’s common stock up to one million shares during the 12 months following each respective meeting. During the three months ended March 31, 2005 and 2004, the Company acquired 15,294 shares and 22,123 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans. On April 26, 2005, the Company announced a plan to repurchase up to an one million shares of common stock. This plan will terminate on April 26, 2006.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 18.80% and total capital ratio of 19.79% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
	2005	2004
RATIOS
Return on average assets	0.66%	0.60%
Return on average equity	5.70	5.26
Average equity to assets	11.49	11.47
Tier 1 risk-based capital ratio	18.80	20.23
Total risk-based capital ratio	19.79	21.41
Leverage ratio	10.87	10.57

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
	2005	2004
Per Share Data
Earnings basic	$0.54	$0.50
Earnings diluted	0.53	0.49
Cash dividends	0.22	0.21
Dividend payout ratio	40.74%	42.00%
Book value	$37.68	$38.02

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 6, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2004.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions.

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

Goodwill is tested annually for impairment. As a result of those tests, the Company has not recorded an impairment charge. The Company is amortizing other intangibles over their estimated useful life of 10 years.

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

Revenue recognition is the recording of interest on loans and securities and is recognized based on the rate multiplied by the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Pursuant to the requirements of FAS123, pro forma, net income and net earnings per share are disclosed in Note 2 of the Condensed Consolidated Financial Statements and discloses the impact on earnings as if the fair value method had been applied. Please see the discussion on FAS123(R) issued December, 2004, under Note 3, “New Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements.

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

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes certain cash flow assumptions regarding non-maturity deposits based on historical analysis, and management’s outlook. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of March 31, 2004. Table 9 sets forth, for March 31, 2005 and 2004 and December 31, 2004, the increase or decrease (as applicable) in Net Portfolio Value that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; an immediate decrease in 200 basis points; and an immediate decrease of 100 basis points. Table 9 includes both instruments entered into for trading purposes and the instruments entered into for other than trading purposes, since the former represents such a small portion of the Company’s portfolio that any difference in the interest rate risk associated with it (as compared with the risk associated with instruments entered into for other than trading purposes) is immaterial.

Net portfolio value as of March 31, 2005 is flat compared to March 31, 2004 and December 31, 2004 at both the 100 and 200 basis points increases. The Company should benefit from rate increases because a majority of its earning assets and deposits have been repriced. The indicated benefit from rising rate on Net Portfolio Value may not necessarily translate into improved earnings over the near-term.

Table 9

MARKET RISK (dollars in thousands)

	Net Portfolio Value
Hypothetical change in interest rate (in Basis Points) (Rate Shock)	March 31, 2005			March 31, 2004			December 31, 2004
	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
200	$1,784,371	$185,652	11.61%	$1,794,276	$176,137	10.89%	$1,817,077	$201,738	12.49%
100	1,691,545	92,826	5.81	1,706,208	88,069	5.44	1,716,208	100,869	6.24
Static	1,598,719	—	—	1,618,139	—	—	1,615,339	—	—
(100)	1,468,808	(129,911)	(8.13)	1,493,535	(124,604)	(7.70)	1,468,201	(147,318)	(9.11)
(200)	1,338,896	(259,823)	(16.25)	—	—	—	1,321,062	(294,277)	(18.22)

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of interest rates, the scenarios that simulate a 100 basis point and a 200 basis point decrease could not be completed as of March 31, 2004. Table 10 shows the net interest income increase or decrease over the next twelve months as of March 31, 2005 and 2004 and December 31, 2004. The three periods show that if rates rise 100 or 200 basis points, net interest income will increase.

Table 10

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	March 31, 2005 Amount of change	March 31, 2004 Amount of change	December 31, 2004 Amount of change
200	$3,669	$5,015	$4,753
100	1,834	2,508	2,377
Static	—	—	—
(100)	(2,239)	—	(3,160)
(200)	(4,477)	—	(6,320)

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

This account had a balance of $56.7 million as of March 31, 2005 compared to $92.7 million as of March 31, 2004 and $60.2 million as of December 31, 2004.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was negligible as of March 31, 2005 and 2004 and December 31, 2004.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $3.5 million at March 31, 2005, compared to March 31, 2004 and decreased $1.0 million compared to December 31, 2004.

The Company had no other real estate owned as of March 31, 2005 compared to $58 thousand as of March 31, 2004 and none as of December 31, 2004. Loans past due more than 90 days totaled $3.4 million as of March 31, 2005, compared to $3.3 million as of March 31, 2004 and $3.0 million as of December 31, 2004.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 11

LOAN QUALITY (dollars in thousands)

	March 31,				December 31, 2004
	2005		2004
Nonaccrual loans	$8,797		$12,233		$9,752
Restructured loans	294		353		298

Total nonperforming loans	9,091		12,586		10,050
Other real estate owned	—		58		—

Total nonperforming assets	$9,091		$12,644		$10,050

Loans past due 90 days or more	$3,446		$3,269		$3,028
Allowance for Loans Losses	40,880		44,142		42,723

Ratios
Nonperforming loans as a % of loans	0.31%		0.47%		0.35%
Nonperforming assets as a % of loans plus other real estate owned	0.31		0.47		0.35
Nonperforming assets as a % of total assets	0.13		0.18		0.13
Loans past due 90 days or more as a % of loans	0.12		0.12		0.11
Allowance for loan losses as a % of loans	1.40		1.65		1.49
Allowance for loan losses as a multiple of nonperforming loans	4.50	x	3.51	x	4.25	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $2.7 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2005 was $2.2 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

No significant changes in the Company’s disclosure controls or in other factors occurred that could significantly affect such controls during the previous quarter or after the date that the Company’s Chief Executive Officer and Chief Financial Officer conducted their evaluations of the Disclosure Controls and Procedures.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish the Company’s objectives, the Company intends to continue to examine, refine, and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Following table provides information about purchases by the Company during the quarter ended March 31, 2005, of equity securities that are registered by the Company:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2005	2,100	$53.64	2,100	932,659
February 1-February 29, 2005	12,800	54.71	12,800	919,859
March 1-March 31, 2005	394	55.84	394	919,465

On April 29, 2004, the Company announced a plan to purchase up to one million shares of common stock. This plan terminated on April 29, 2005. The Company has not made any repurchases other than through this plan. All shares purchased under the share repurchase plan are within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 26, 2005 the Company announced a plan to repurchase up to one million shares of common stock. This plan will terminate on April 26, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2, 2003, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 12, 2003.

ii.	3.2 Bylaws, restated as of January 25, 2005 incorporated by reference to Exhibit 3.2 to the Company’s annual report on form 10-K for the year ended December 31, 2004 and filed with the Commission on March 14, 2005.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Christopher G. Treece
Christopher G. Treece
Senior Vice President, Controller

Date: May 6, 2005