Form 10-Q
period 2005-06-30
UMB FINANCIAL CORP
filed 2005-08-08
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005 UMB Financial Corporation had 21,561,883 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	June 30,		December 31, 2004
	2005	2004
ASSETS
Loans:
Commercial, financial and agricultural	$1,441,047	$1,247,257	$1,204,629
Real estate construction	48,023	23,885	27,205
Consumer	962,870	947,619	968,681
Real estate	737,269	622,890	663,555
Leases	5,565	6,441	5,154
Allowance for loan losses	(39,756)	(44,744)	(42,723)

Net loans	3,155,018	2,803,348	2,826,501
Securities available for sale:
U.S. Treasury	678,797	773,480	736,632
U.S. Agencies	424,182	402,649	1,420,532
State and political subdivisions	553,696	379,113	452,907
Mortgage backed	944,825	920,275	978,833
Total securities available for sale	2,601,500	2,475,517	3,588,904
Securities held to maturity:
State and political subdivisions (market value of $122,348, $249,288 and $168,324 respectively)	121,330	244,770	166,065
Federal Reserve Bank stock and other	12,051	8,519	9,042
Federal funds sold	192,327	19,685	—
Securities purchased under agreements to resell	91,453	355,303	293,599
Interest bearing due from banks	1,834	1,834	1,834
Trading securities	64,004	63,525	59,920

Total earning assets	6,239,517	5,972,501	6,945,865
Cash and due from banks	368,319	563,860	497,382
Bank premises and equipment, net	225,156	215,075	226,239
Accrued income	39,146	37,410	36,584
Goodwill on purchased affiliates	59,958	58,884	59,115
Other intangibles	4,488	5,230	4,859
Other assets	43,068	79,941	34,962

Total assets	$6,979,652	$6,932,901	$7,805,006

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,956,022	$1,981,441	$1,993,281
Interest-bearing demand and savings	2,314,165	2,195,177	2,438,419
Time deposits under $100,000	594,112	662,112	630,988
Time deposits of $100,000 or more	201,399	174,075	325,550

Total deposits	5,065,698	5,012,805	5,388,238
Federal funds purchased and repurchase agreements	979,482	984,810	1,506,000
Short-term debt	23,268	69,866	39,426
Long-term debt	38,538	15,252	21,051
Accrued expenses and taxes	32,569	22,217	21,530
Other liabilities	13,139	21,986	9,579

Total liabilities	6,152,694	6,126,936	6,985,824

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares, 27,528,365 issued, 21,558,646, 21,676,848 and 21,641,053 shares outstanding, respectively	27,528	27,528	27,528
Capital surplus	727,880	726,480	726,595
Unearned compensation	(2,198)	—	—
Retained earnings	321,667	291,623	305,986
Accumulated other comprehensive loss	(11,711)	(11,531)	(10,619)
Treasury stock, 5,969,719, 5,854,919 and 5,887,312 shares, at cost, respectively	(236,208)	(228,135)	(230,308)

Total shareholders’ equity	826,958	805,965	819,182

Total liabilities and shareholders’ equity	$6,979,652	$6,932,901	$7,805,006

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$43,009	$32,667	$80,868	$65,313
Securities:
Taxable interest	14,935	13,761	31,598	28,898
Tax-exempt interest	4,756	4,724	9,128	9,718

Total securities income	19,691	18,485	40,726	38,616
Federal funds and resell agreements	1,360	764	2,676	1,660
Trading securities and other	633	465	1,153	933

Total interest income	64,693	52,381	125,423	106,522

INTEREST EXPENSE
Deposits	10,520	6,007	20,248	12,406
Federal funds and repurchase agreements	6,345	1,968	12,576	4,339
Short-term debt	105	39	174	88
Long-term debt	516	226	791	469

Total interest expense	17,486	8,240	33,789	17,302

Net interest income	47,207	44,141	91,634	89,220
Provision for loan losses	750	1,731	1,500	3,533

Net interest income after provision for loan losses	46,457	42,410	90,134	85,687

NONINTEREST INCOME
Trust and securities processing	19,968	17,960	40,466	37,073
Trading and investment banking	4,855	4,928	9,512	10,015
Service charges on deposits	21,517	18,357	39,494	37,169
Insurance fees and commissions	915	1,011	1,743	1,889
Brokerage fees	1,510	1,740	3,060	4,341
Bankcard fees	8,492	7,958	16,114	15,432
Gain on sale of other assets, net	1,209	—	3,801	—
Gain on sale of employee benefit accounts	—	—	3,600	764
Gain (loss) on sales of securities available for sale, net	(34)	—	(34)	141
Other	4,016	3,783	8,252	7,524

Total noninterest income	62,448	55,737	126,008	114,348

NONINTEREST EXPENSE
Salaries and employee benefits	48,349	48,575	100,410	97,323
Occupancy, net	6,471	6,546	12,888	12,899
Equipment	11,252	10,881	21,728	21,644
Supplies, postage and telephone	5,681	5,654	11,230	11,230
Marketing and business development	3,607	3,947	6,568	7,455
Processing fees	5,524	5,050	11,087	10,300
Legal and consulting	1,895	2,165	3,723	4,413
Amortization of other intangibles	186	186	371	371
Other	6,936	4,510	13,221	9,830

Total noninterest expense	89,901	87,514	181,226	175,465

Income before income taxes	19,004	10,633	34,916	24,570
Income tax provision	5,391	2,219	9,724	5,398

NET INCOME	$13,613	$8,414	$25,192	$19,172

PER SHARE DATA
Net income - basic	$0.63	$0.39	$1.17	$0.88
Net income - diluted	0.63	0.39	1.16	0.88
Dividends	0.22	0.21	0.44	0.42

Weighted average shares outstanding	21,592,593	21,675,192	21,612,601	21,681,060

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance - January 1, 2004	$27,528	$726,405	$—	$281,556	$3,183	$(226,749)	$811,923
Comprehensive income
Net income	—	—		19,172	—	—	19,172
Other comprehensive income, change in unrealized gains (losses) on securities of $23,130 net of tax of $8,506 and the reclassification adjustment included in net income of $141 net of tax $51	—	—		—	(14,714)	—	(14,714)

Total comprehensive income							4,458
Cash dividends ($0.42 per share)	—	—		(9,105)	—	—	(9,105)
Purchase of treasury stock	—	—		—	—	(1,822)	(1,822)
Sale of treasury stock	—	—		—	—	3	3
Exercise of stock options	—	75		—	—	433	508

Balance - June 30, 2004	$27,528	$726,480	$—	$291,623	$(11,531)	$(228,135)	$805,965

Balance - January 1, 2005	$27,528	$726,595	$—	$305,986	$(10,619)	$(230,308)	$819,182
Comprehensive income
Net income	—	—	—	25,192	—	—	25,192
Other comprehensive income, change in unrealized gains (losses) on securities of $1,748 net of tax of $634; reclassification adjustment included in net income of ($34) net of tax ($12)	—	—	—	—	(1,092)	—	(1,092)

Total comprehensive income							24,100
Cash dividends ($0.44 per share)	—	—	—	(9,511)	—	—	(9,511)
Purchase of treasury stock	—	—	—	—	—	(7,480)	(7,480)
Issuance of restricted stock	—	1,123	(2,346)	—	—	1,223	—
Recognition of restricted stock compensation	—	—	148	—	—	—	148
Sale of treasury stock	—	83	—	—	—	82	165
Exercise of stock options	—	79	—	—	—	275	354

Balance - June 30, 2005	$27,528	$727,880	$(2,198)	$321,667	$(11,711)	$(236,208)	$826,958

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$25,192	$19,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	3,533
Depreciation and amortization	15,501	15,670
Deferred income taxes	2,808	(3,648)
Net increase in trading securities and other earning assets	(4,084)	(2,745)
(Gains)/loss on sales of securities available for sale	34	(141)
Amortization of securities premiums, net of discount accretion	8,532	15,665
Gains on sales of other assets	(3,801)	—
Stock based compensation	148	—
Changes in:
Accrued income	(2,562)	3,018
Accrued expenses and taxes	11,039	(2,812)
Other assets and liabilities, net	(5,170)	3,935

Net cash provided by operating activities	$49,137	$51,647

Investing Activities
Proceeds from maturities of securities held to maturity	$48,086	$61,190
Proceeds from sales of securities available for sale	—	10,977
Proceeds from maturities of securities available for sale	7,986,081	5,007,466
Purchases of securities held to maturity	(6,827)	(375)
Purchases of securities available for sale	(7,008,524)	(4,124,916)
Net increase in loans	(330,052)	(128,083)
Net (increase)/decrease in fed funds and resell agreements	9,819	(98,273)
Purchases of bank premises and equipment	(16,809)	(12,918)
Net change in unsettled securities transactions	(251)	(26,649)
Investment in consolidated subsidiary	(843)	(1,456)
Proceeds from sales of bank premises and equipment	5,330	2,281

Net cash provided by investing activities	$686,010	$689,244

Financing Activities
Net decrease in demand and savings deposits	$(161,513)	$(373,685)
Net decrease in time deposits	(161,027)	(249,635)
Net decrease in fed funds/repurchase agreements	(526,518)	(189,117)
Net decrease in short-term debt	(16,158)	(738)
Proceeds from long-term debt	19,000	2,650
Repayment of long-term debt	(1,513)	(3,678)
Cash dividends	(9,520)	(9,105)
Proceeds from exercise of stock options and sales of treasury shares	519	511
Purchases of treasury stock	(7,480)	(1,822)

Net cash used in financing activities	$(864,210)	$(824,619)

Decrease in cash and due from banks	$(129,063)	$(83,728)
Cash and due from banks at beginning of period	497,382	647,588

Cash and due from banks at end of period	$368,319	$563,860

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

2. Summary of Accounting Policies

The Company is a multi-bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation are listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report Form 10K for the fiscal year ended December 31, 2004.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 85,270 and 75,425 shares issueable under options granted by the Company at June 30, 2005 and 2004, respectively. Diluted year-to-date income per share includes the diluted effect of 84,748 and 74,425 shares issueable upon the exercise of stock options granted by the Company at June 30, 2005 and 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2005	2004	2005	2004
Net income, as reported	$13,613	$8,414	$25,192	$19,172
Stock Based Compensation Expense Included in reported net income, net of tax	94		68
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(335)	(75)	(494)	(165)

Pro forma net income	$13,372	$8,339	$24,766	$19,007

Earnings per share:
Basic-as reported	0.63	0.39	1.17	0.88
Basic-pro forma	0.62	0.38	1.15	0.88
Diluted-as reported	0.63	0.39	1.16	0.88
Diluted-pro forma	0.62	0.39	1.14	0.87

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

On April 26, 2005, the UMB Financial Corporation Long-Term Incentive Plan (LTIP) was adopted by the shareholders of the Company. Details of the LTIP are provided on Appendix B of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders. Under this LTIP restricted stock shares have been issued to executives of the Company. The related expenses for the restricted stock shares are included in the table above. No restricted stock expense was recognized prior to 2005.

Reclassification

Certain reclassifications were made to the 2004 Condensed Consolidated Financial Statements to conform to the current year presentation.

3. New Accounting Pronouncements

Consolidation of Variable Interest Entities The Financial Accounting Standards Board, (FASB) has issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which was revised by FIN 46 (R) (Revised December 1, 2003), “Consolidation of Variable Interest Entities”. FIN 46 requires consolidation by business enterprises of variable interest entities that meet certain requirements. FIN 46 (R) changes the effective date of FIN 46 for certain entities. Public companies shall apply either FIN 46 or FIN 46 (R) to their interests in special purpose entities (SPE) as of the first interim or annual period ending after December 15, 2003. The decision to apply FIN 46 or FIN 46 (R) may be made on an SPE by SPE basis. The Company’s adoption of FIN 46 and FIN 46 (R) did not have a significant impact on its Condensed Consolidated Financial Statements.

Share-Based Payment In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123 (R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

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

Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 In March, 2005 the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligation – an Interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction or development and (or) through the normal operations of the asset. Examples would be federal or state requirements to the cleanup of hazardous environmental materials or site and asbestos cleanup. The interpretation is effective no later than the end of the fiscal year ending after December 15, 2005 (December 31, 2005 for calendar year interpretations). The Company’s adoption of FIN 47 will not have a significant impact on its Condensed Consolidated Financial Statements.

Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 FASB issued SFAS no. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No.154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transaction provisions, those provisions should be followed. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 should be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

4. Allowance for loan losses

This table is an analysis of the allowance for loan losses for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Allowance - April 1 and January 1	$40,880	$44,142	$42,723	$43,494
Additions (deductions):
Charge-offs	$(2,538)	$(1,885)	$(5,655)	$(4,488)
Recoveries	664	756	1,188	2,205

Net charge-offs	$(1,874)	$(1,129)	$(4,467)	$(2,283)

Provision charged to expense	750	1,731	1,500	3,533

Allowance - June 30	$39,756	$44,744	$39,756	$44,744

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the six-months ended June 30, 2005 and 2004 and for the year December 31, 2004 (dollars in thousands):

	Six Months Ended June 30,		December 31, 2004
	2005	2004
Total impaired loans as of June 30 and December 31	$6,267	$13,067	$10,007

Amount of impaired loans which have a related allowance	$1,615	$8,352	$2,603
Amount of related allowance	1,056	1,392	2,330

Remaining impaired loans with no allowance	$4,652	$4,715	$7,404

Average recorded investment in impaired loans during the period	$8,106	$11,477	$10,169

5. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 and 2004 by operating segment are as follows (dollars in thousands):

	Consumer Services	Asset Management	Investment Services Group	Total
Balances as of January 1, 2004	$34,743	$10,479	$12,206	$57,428
Goodwill acquired during period	—	—	1,456	1,456

Balances as of June 30, 2004	$34,743	$10,479	$13,662	$58,884

Balances as of January 1, 2005	$34,981	$10,479	$13,655	$59,115
Goodwill acquired during period	—	—	843	843

Balances as of June 30, 2005	$34,981	$10,479	$14,498	$59,958

Following are the intangible assets that continue to be subject to amortization as of June 30, 2005 and 2004 (dollars in thousands):

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,732	$45
Other intangible assets	7,200	2,757	4,443

Total	$23,977	$19,489	$4,488

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,721	$56
Other intangible assets	7,200	2,026	5,174

Total	$23,977	$18,747	$5,230

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$16,777	$16,727	$50
Other intangible assets	7,200	2,391	4,809

Total	$23,977	$19,118	$4,859

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Aggregate amortization expense	$186	$186	$371	$371

Estimated amortization expense of intangible assets on future years:

For the year ended December 31, 2005	$742
For the year ended December 31, 2006	742
For the year ended December 31, 2007	742
For the year ended December 31, 2008	742
For the year ended December 31, 2009	734

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

June 30, 2005 and 2004, and December 31, 2004 were $194.7 million, $176.0 million, and $203.8 million, respectively. As of June 30, 2005 and 2004, and December 31, 2004 standby letters of credit totaling $45.2 million, $34.3 million, and $47.1 million, respectively were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $42.0 million, $42.7 million, and $44.0 million during the six months ended June 30, 2005 and 2004, and at December 31, 2004, respectively. Net futures activity resulted in gains of $0.1 million for the six months ended June 30, 2005 and 2004. Net futures activity resulted in a loss of $0.4 million and a gain of $0.8 million for the three months ended June 30, 2005 and 2004. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the six months ended June 30, 2005, contracts to purchase and to sell foreign currency averaged approximately $17.8 million compared to $14.8 million during the same period in 2004. The net gains on these foreign exchange contracts for the six months ended June 30, 2005 and 2004 were $0.8 million and $0.7 million, respectively. The net gain on these foreign exchange contracts for the three months ended June 30, 2005 and 2004 were $0.4 million and $0.3 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At June 30, 2005, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

Contract or Notional Amount (dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Commitments to extend credit for loans (excluding credit card loans)	$1,165,465	$899,974	$1,061,788
Commitments to extend credit under credit card loans	912,322	899,103	900,284
Commercial letters of credit	10,736	3,955	12,589
Standby letters of credit	194,718	176,043	203,791
Futures contracts	41,000	46,900	44,000
Forward foreign exchange contracts	18,081	5,384	13,015
Spot foreign exchange contracts	8,243	4,426	6,539

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

7. Business Segment Reporting

The Company has strategically aligned its operations into six major lines of business, as shown below (collectively, “Business Segments”).

Business Segment Information

Line of business/segment financial results were as follows (dollars in thousands):

	Three Months Ended June 30,
	Commercial Banking and Lending		Corporate Services
	2005	2004	2005	2004
Net interest income	$13,297	$11,270	$10,964	$10,244
Provision for loan losses	488	507	—	—
Noninterest income	395	440	16,694	15,322
Depreciation and amortization	371	380	1,604	1,576
Noninterest expense	6,565	6,088	18,037	17,780
Income taxes	—	—	—	—

Net income (loss)	$6,268	$4,735	$8,017	$6,210

Average assets	$1,914	$1,797	$55	$155
Expenditures for additions to premises and equipment	426	287	2,368	1,989

	Banking Services		Consumer Services
	2005	2004	2005	2004
Net interest income	$1,037	$1,515	$19,650	$18,968
Provision for loan losses	—	—	262	1,224
Noninterest income	8,119	8,062	17,432	15,174
Depreciation and amortization	337	310	4,028	4,172
Noninterest expense	7,913	7,331	32,195	31,245
Income taxes	—	—	—	—

Net income (loss)	$906	$1,936	$597	$(2,499)

Average assets	$74	$96	$1,093	$1,053
Expenditures for additions to premises and equipment	372	319	7,068	1,647

	Asset Management		Investment Services Group
	2005	2004	2005	2004
Net interest income	$48	$101	$1,834	$1,591
Provision for loan losses	—	—	—	—
Noninterest income	11,348	11,338	9,629	8,047
Depreciation and amortization	411	388	680	652
Noninterest expense	9,247	9,725	8,225	7,975
Income taxes	—	—	—	—

Net income (loss)	$1,738	$1,326	$2,558	$1,011

Average assets	$12	$10	$28	$27
Expenditures for additions to premises and equipment	488	442	863	717

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

	Treasury and Other Adjustments		Total Consolidated Company
	2005	2004	2005	2004
Net interest income	$377	$452	$47,207	$44,141
Provision for loan losses	—	—	750	1,731
Noninterest income	(1,169)	(2,646)	62,448	55,737
Depreciation and amortization	355	392	7,786	7,870
Noninterest expense	(67)	(500)	82,115	79,644
Income Taxes	5,391	2,219	5,391	2,219

Net income (loss)	$(6,471)	$(4,305)	$13,613	$8,414

Average assets	$3,709	$3,682	$6,885	$6,820
Expenditures for additions to premises and equipment	154	727	11,739	6,128

	Six Months Ended June 30,
	Commercial Banking and Lending		Corporate Services
	2005	2004	2005	2004
Net interest income	$24,283	$22,467	$20,982	$20,757
Provision for loan losses	975	1,014	—	—
Noninterest income	707	693	31,670	31,305
Depreciation and amortization	728	725	3,247	2,918
Noninterest expense	13,453	12,021	35,597	35,149
Income taxes	—	—	—	—

Net income (loss)	$9,834	$9,400	$13,808	$13,995

Average assets	$1,841	$1,780	$51	$148
Expenditures for additions to premises and equipment	571	488	3,830	3,255

	Banking Services		Consumer Services
	2005	2004	2005	2004
Net interest income	$2,086	$3,199	$39,376	$38,183
Provision for loan losses	—	—	525	2,519
Noninterest income	15,701	16,892	35,082	29,474
Depreciation and amortization	688	585	7,975	8,023
Noninterest expense	15,459	14,310	65,348	62,497
Income taxes	—	—	—	—

Net income (loss)	$1,640	$5,196	$610	$(5,382)

Average assets	$68	$95	$1,087	$1,049
Expenditures for additions to premises and equipment	526	521	9,487	5,284

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

	Asset Management		Investment Services Group
	2005	2004	2005	2004
Net interest income	$101	$265	$4,081	$3,514
Provision for loan losses	—	—	—	—
Noninterest income	23,841	22,673	18,326	16,318
Depreciation and amortization	820	750	1,339	1,236
Noninterest expense	20,844	18,891	15,997	15,743
Income taxes	—	—	—	—

Net income (loss)	$2,278	$3,297	$5,071	$2,853

Average assets	$12	$9	$27	$25
Expenditures for additions to premises and equipment	796	705	1,327	1,168

	Treasury and Other Adjustments		Total Consolidated Company
	2005	2004	2005	2004
Net interest income	$725	$835	$91,634	$89,220
Provision for loan losses	—	—	1,500	3,533
Noninterest income	681	(3,007)	126,008	114,348
Depreciation and amortization	704	1,433	15,501	15,670
Noninterest expense	(973)	1,184	165,725	159,795
Income Taxes	9,724	5,398	9,724	5,398

Net income (loss)	$(8,049)	$(10,187)	$25,192	$19,172

Average assets	$3,938	$3,886	$7,024	$6,992
Expenditures for additions to premises and equipment	272	1,497	16,809	12,918

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for both the three-month and six-month periods ended June 30, 2005. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this report contains forward-looking statements of expected future developments within the meaning of and pursuant to the safe harbor provisions established by Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company, including, without limitation:

•	Statements that are not historical in nature;

•	Statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar words or expressions; and

•	Statements regarding the timing of the closing of branch sales,

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	changes in loan demand;

•	changes in the ability of customers to repay loans;

•	changes in consumer saving habits;

•	changes in interest margin on loans;

•	changes in allowance for loan losses;

•	changes in the interest rate environment;

•	competitive pressures among financial services companies may increase significantly;

•	changes in employee costs;

•	legislative or regulatory changes may adversely affect the Company’s business;

•	general economic and political conditions, either nationally, internationally or in the Company’s markets, may be less favorable than expected;

•	technological changes may be more difficult or expensive than anticipated; and

•	changes may occur in the securities markets.

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

Overview

The growth in net income for the second quarter of 2005 over the same quarter in 2004 reflects higher net interest income due to loan growth combined with higher interest rates and an increase in noninterest income as a result of additional focus on fee-based services. Noninterest income growth was fueled primarily by increases in assets under management and gains on the sale of certain assets.

Management believes the two factors having the greatest continued impact on the Company’s operating earnings are the rate environment and the overall health of the equity and financial markets. The recent interest rate increases have helped increase the Company’s net interest income, although management believes that the sustained low interest rate environment continues to adversely impact the Company’s net interest income as its balance sheet is structured to be both short in duration and liquid.

Management believes that strong liquidity and capital are necessary given the types of products and services the Company offers, particularly as it relates to treasury and cash management products and services. A strong liquidity and capital position provide assurances that the cash needs of the Company can be met. In the recent rising rate environment, the Company’s liabilities have repriced more quickly than assets. In the second quarter of 2005, the impact of asset repricing has begun to overcome liability repricing resulting in a positive impact on net interest income. Table 2 appearing in the “Results of Operations – Net Interest Income” section of the Management’s Discussion and Analysis shows the impact of this repricing trend. Management believes that this favorable trend will continue for the following reasons: First, management believes that interest rates will continue to increase at a measured pace and then stabilize. Secondly, management expects the growth in the loan portfolio to continue throughout the year based upon the Company’s focus in this area. Finally, management has adopted a portfolio modification plan by extending the average life of the investment portfolio in order to obtain higher yields on investments. (See discussion under “Net Interest Income” located under the “Results of Operations” in this section) Although this strategy has been hindered by the recent flattening of the yield curve, the Company intends to continue to implement this extension strategy over the course of the next two years. See Item 3, Quantitative Disclosures about Market Risk, which discusses in detail the impact of rising and declining rates on net interest income.

Management continues to focus on diversifying revenue sources so that the net income of the Company is less susceptible to changes in interest rates. As some of the Company’s fee-based business is the direct result of the market value of its customer’s investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income, particularly in the trust, mutual fund servicing and investment management areas of the Company. If the overall equity and financial markets continue to improve, the basis on which certain fee income is calculated should continue to grow. Other fee-based services are less dependent upon the equity markets include trading and investment banking fees, deposit service charge income and bankcard fees.

The Company’s goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company’s size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. In addition to commercial loan growth in Kansas City, the Company has experienced loan growth in markets outside of the Kansas City metropolitan area and is developing its customer base in these regions including Denver, St. Louis and Phoenix. The Company believes that there is demand in these markets for bank services delivered with a customer-centric focus.

Earnings Summary

The Company recorded consolidated net income of $13.6 million for the three-months ended June 30, 2005 compared to $8.4 million for the same period a year earlier. This represents a 61.8% increase over the three-month period ended June 30, 2004, which was driven by increases in net interest income due primarily to higher rates and volume and noninterest income due to higher trust and other fee-based service income. Basic earnings per share for the second quarter 2005 were $0.63 per basic share ($0.63 per share fully-diluted) compared to $0.39 per basic share ($0.39 per share fully-diluted) for the second quarter 2004. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2005, was 0.79% and 6.59% respectively, as compared to 0.50% and 4.14% for the same period in 2004.

The Company recorded consolidated net income of $25.2 million for the six-months ended June 30, 2005 compared to $19.2 million for the same period a year earlier. This represents a 31.4% increase over the six-month period ended June 30, 2004, primarily because of increases in net interest income due to higher rates and volumes and noninterest income due to one-time gains and higher fee-based service income. Basic earnings per share for the six-months ended June 30, 2005 were $1.17 per share ($1.16 per share full-diluted) compared to $0.88 per share ($0.88 per share fully-diluted) for the same period in 2004. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2005 was 0.72% and 6.15% respectively, as compared to 0.55% and 4.70% for the same period in 2004.

Net interest income for the second quarter of 2005 increased 7.0% from the second quarter 2004. Net interest income for the year-to-date June 30, 2005 increased 2.7% from the same period in 2004. The increase in net interest income was primarily the result of increases in loan balances and related yields. The favorable variance was partially reduced by interest-bearing liability yields increases.

Provision for loan losses declined $1.0 million in the second quarter of 2005 and $2.0 million for the year-to-date June 30, 2005 as compared to the same period in 2004. The decline was due to a reduction in non-performing loans, continued low charge-offs and an adequate reserve for loan losses compared to management’s estimate of inherent losses within the loan portfolio.

Noninterest income increased $6.7 million in the second quarter of 2005 compared to the same quarter in 2004. The increase was caused by increases in trust fees, service charge income and a one-time sale of a parcel of land next to an existing Kansas City, Missouri, branch for $1.4 million.

Noninterest income increased $11.7 million or 10.2% for the six-months ended June 30, 2005 due to several factors. First, $3.5 million in gains were recognized on the sale of bank premises. Additionally, there was a $2.8 million increase in income related to the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. Further, trust and securities processing income and service charge income has increased over 2004.

Noninterest expense increased $2.4 million or 2.7% in the second quarter of 2005, compared to the second quarter of 2004, partially due to increases in bankcard expenses due to competitive pressures and charge-offs related to deposit accounts.

Noninterest expenses increased $5.8 million or 3.3% for the year-to-date June 30, 2005 compared to the same period in 2004 primarily due to $4.4 million associated with costs of the voluntary separation plan (VSP) initiated by the Company in the first quarter of 2005 as well as higher bankcard expenses, contributions and charge-offs related to deposit accounts.

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

For the second quarter of 2005 net interest income increased $3.1 million or 7.0%. For the year-to-date period ended June 30, 2005 net interest income increased $2.4 million or 2.7% over the same period in 2004. Table 1 shows the impact of earnings asset rate increases as compared to interest-bearing liabilities. Analysis of changes in net interest income in Table 2 also shows that the net interest income increased due to a favorable rate and volume variance for the same period.

Management believes that the overall outlook in its net interest income is positive. Management expects commercial and consumer loans to continue to grow because of the focus placed on loan growth throughout the Company. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. Management believes the Company will obtain additional improvement in net interest income once rates stabilize because it takes longer for assets to reprice during a period of rising rates than for liabilities. If interest rates continue to rise at a measured pace and given the term and changing mix of the Company’s balance sheet, management expects net interest income to increase.

Further, management has adopted a portfolio modification plan designed to improve interest income by extending the average life of the investment portfolio. The Company intends to continue to implement this extension strategy over the course of the next two years. This plan calls for a modest extension of 6-12 months, to the portfolio average life. The total investment portfolio had an average life of 25.0 months and 15.9 months at June 30, 2005 and December 31, 2004, respectively. This increase was primarily a result of a significant portfolio of extremely short-term discount notes as of December 31, 2004. These securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At June 30, 2005 the amount of such discount notes was approximately $32 million, and without these discount notes, the average life of the core portfolio would have been approximately 25.3 months. At December 31, 2004, the amount of such discount notes was approximately $1.0 billion, and without these discount notes, the average life of the core portfolio would have been 21.0 months. Management expects the average life of its total investment portfolio to decrease once additional funds are received from public entities. However, management expects that the average life of its portfolio without the extremely short-term discount notes will continue to increase as the portfolio modification plan is implemented. Implementation of this plan is subject to market conditions including sufficient supply of securities with acceptable risk/reward characteristics. The effectiveness of this plan is uncertain as it is dependent upon future market conditions including interest rate changes.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 4.08% for the year-to-date June 30, 2005 and 3.49% for the same period in 2004. The average yield on earnings assets without the tax equivalent basis adjustment would have been 4.28% for the three-month period ended June 30, 2005 and 3.55% for the same period in 2004.

	Six Months Ended June 30,
	2005		2004
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Loans, net of unearned interest	$2,964,944	5.51%	$2,730,978	4.82%
Securities:
Taxable	2,380,496	2.68	2,436,347	2.39
Tax-exempt	598,662	4.59	624,251	4.77

Total securities	2,979,158	3.06	3,060,598	2.87
Federal funds and resell agreements	190,985	2.83	280,220	1.19
Other earning assets	66,785	3.58	66,734	2.91

Total earning assets	6,201,872	4.23	6,138,530	3.66
Allowance for loan losses	(40,941)		(44,122)
Other assets	862,798		897,792

Total assets	$7,023,729		$6,992,200

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,160,147	1.28%	$3,134,223	0.80%
Federal funds and repurchase agreements	1,064,572	2.38	1,047,743	0.83
Borrowed funds	45,791	4.25	41,717	2.69

Total interest-bearing liabilities	4,270,510	1.60	4,223,683	0.82
Noninterest-bearing demand deposits	1,892,992		1,900,388
Other liabilities	34,022		47,835
Shareholders’ equity	826,205		820,294

Total liabilities and shareholders’ equity	$7,023,729		$6,992,200

Net interest spread		2.63%		2.84%
Net interest margin		3.13		3.10

	Three Months Ended June 30,
	2005		2004
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Loans, net of unearned interest	$3,064,017	5.64%	$2,763,893	4.76%
Securities:
Taxable	2,130,661	2.81	2,241,799	2.47
Tax-exempt	617,022	4.60	611,002	4.70

Total securities	2,747,683	3.21	2,852,801	2.95
Federal funds and resell agreements	171,470	3.18	258,664	1.19
Other earning assets	72,560	3.61	67,517	2.88

Total earning assets	6,055,730	4.44	5,942,875	3.71
Allowance for loan losses	(40,403)		(44,327)
Other assets	873,155		921,336

Total assets	$6,888,482		$6,819,884

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,094,391	1.36%	$3,045,291	0.79%
Federal funds and repurchase agreements	964,728	2.64	947,416	0.84
Borrowed funds	55,829	4.46	38,780	2.75

Total interest-bearing liabilities	4,114,948	1.70	4,031,487	0.82
Noninterest-bearing demand deposits	1,906,168		1,915,510
Other liabilities	38,744		54,699
Shareholders’ equity	828,622		818,188

Total liabilities and shareholders’ equity	$6,888,482		$6,819,884

Net interest spread		2.74%		2.89%
Net interest margin		3.29		3.16

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (total earning assets less interest-bearing liabilities) increased $29.4 million for the three-month period ended June 30, 2005 compared to the same period in 2004 and increased $16.5 million for the six-month period ended June 30, 2005 compared to the same period in 2004.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2005 vs 2004			Six Months Ended June 30, 2005 vs 2004
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$4,260	$6,082	$10,342	$6,322	$9,233	$15,555
Securities:
Taxable	(768)	1,942	1,174	(755)	3,455	2,700
Tax-exempt	105	(73)	32	(297)	(293)	(590)
Federal funds sold and resell agreements	(691)	1,287	596	(1,252)	2,268	1,016
Other	45	123	168	—	220	220

Interest income	2,951	9,361	12,312	4,018	14,883	18,901
Change in interest incurred on:
Interest-bearing deposits	168	4,345	4,513	165	7,677	7,842
Federal funds purchased and repurchase agreements	114	4,263	4,377	—	8,237	8,237
Other borrowed funds	190	166	356	86	322	408

Interest expense	472	8,774	9,246	251	16,236	16,487

Net interest income	$2,479	$587	$3,066	$3,767	$(1,353)	$2,414

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Average earning assets	$6,055,730	$5,942,875	$112,855		$6,201,872	$6,138,530	$63,342
Interest-bearing liabilities	4,114,948	4,031,487	83,461		4,270,510	4,223,683	46,827

Interest free funds	$1,940,782	$1,911,388	$29,394		$1,931,362	$1,914,847	$16,515

Free funds ratio (free funds to earning assets)	32.05%	32.16%	(0.11	) %	31.14%	31.19%	(0.05)%
Tax-equivalent yield on earning assets	4.44%	3.71%	0.73%		4.23%	3.66%	0.57%
Cost of interest-bearing liabilities	1.70	0.82	0.88		1.60	0.82	0.77

Net interest spread	2.74%	2.89%	(0.15	) %	2.63%	2.84%	(0.20)%
Benefit of interest free funds	0.55	0.27	0.28		0.50	0.26	0.24

Net interest margin	3.29%	3.16%	0.13%		3.13%	3.10%	0.04%

Provision and Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents management’s judgment of the losses inherent in the Company’s loan portfolio. The provision for loan losses is the amount necessary to adjust the Company’s ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company’s subsidiaries. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.

The Company recorded a provision for loan losses of $0.75 million for the second quarter 2005 compared to $1.7 million for the second quarter 2004. Also, the Company recorded a provision for loan losses of $1.5 million for the six-month period ended June 30, 2005 compared to $3.5 million for the same period in 2004. This decreased ALL from 1.57% of total loans to 1.24% as of June 30, 2005 and 2004, respectively. This decrease was due to management’s estimate of inherent losses within the loan portfolio being adequate as a result of a decline in nonperforming loans in 2005 and a trend of sustained low charge-offs in 2003 and 2004 and the first six-months of 2005.

Table 3 presents a summary of the Company’s ALL for the six-months ended June 30, 2005 and 2004, as well as for the year ended December 31, 2004. Also please see “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (dollars in thousands)

Six Months Ended June 30,	Year Ended December 31, 2004
2005	2004
Allowance-January 1	$42,723	$43,494	$43,494
Provision for loan losses	1,500	3,533	5,370
Charge-offs:
Commercial	$(2,019)	$(495)	$(2,150)
Consumer:
Bankcard	(2,757)	(2,812)	(5,541)
Other	(876)	(1,177)	(2,050)
Real estate	(3)	(4)	(4)
Agricultural	—	—	—

Total charge-offs	$(5,655)	$(4,488)	$(9,745)
Recoveries:
Commercial	$160	$993	$1,257
Consumer:
Bankcard	511	520	1,129
Other	516	691	1,217
Real estate	1	1	1
Agricultural	—	—	—

Total recoveries	$1,188	$2,205	$3,604

Net charge-offs	$(4,467)	$(2,283)	$(6,141)

Allowance-end of period	$39,756	$44,744	$42,723

Average loans, net of unearned interest	$2,964,944	$2,730,978	$2,781,084
Loans at end of period, net of unearned interest	3,194,774	2,848,092	2,869,224
Allowance to loans at end of period	1.24%	1.57%	1.49%
Allowance as a multiple of net charge-offs	4.45	x	9.80	x	6.96	x
Net charge-offs to:
Provision for loan losses	297.80%	64.62%	114.36%
Average loans	0.30	0.16	0.22

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability as fee-based services are non-credit related and provide steady income. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company’s ongoing focus is to develop and offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage, asset management, service charges and cash management. The Company is developing a Health Savings Account solution that management believes has the potential to be a source of noninterest income growth. Management believes that it can offer these products and services both efficiently and profitably as most of these are driven off of common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Trust and securities processing	$19,968	$17,960	$40,466	$37,073
Trading and investment banking	4,855	4,928	9,512	10,015
Service charges on deposits	21,517	18,357	39,494	37,169
Insurance fees and commissions	915	1,011	1,743	1,889
Brokerage fees	1,510	1,740	3,060	4,341
Bankcard fees	8,492	7,958	16,114	15,432
Gains on sale of other assets	1,209	—	3,801	—
Gains on sale of employee benefit accounts	—	—	3,600	764
Gains/(losses) on sales of securities available for sale, net	(34)	—	(34)	141
Other	4,016	3,783	8,252	7,524

Total noninterest income	$62,448	$55,737	$126,008	$114,348

Quarter-To-Date

Noninterest income (summarized in Table 4) increased $6.7 million or 12.0% for the second quarter 2005 compared to the same period in 2004, primarily because of increases in trust and securities processing income, service charge income, bankcard fees and one-time gains on the sale of certain assets.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees increased $2.0 million in the second quarter of 2005 compared to the second quarter of 2004. The increase is primarily attributable to higher fund administration fee income of $1.3 million, as well as additional income related to the UMB Scout Funds as compared to the same period last year.

Service charges on deposit accounts increased $3.1 million for the three-months ended June 30, 2005 compared to the same period in 2004. This increase was primarily attributable to increases of overdraft fees as a result of the centralization and automation of the related decision making process in September 2004.

Bankcard fees increased $0.5 million for the second quarter of 2005 compared to 2004, or 6.7%. This increase is primarily a result of higher interchange fee income due to a higher number of cards outstanding and an increase in the average volume.

Gains on Sale of Other Assets was $1.2 million for the quarter ended June 30, 2005. This gain is attributable to the sale of land next to an existing branch in Kansas City, Missouri.

Year-To-Date

Noninterest income (summarized in Table 4) increased by $11.7 million or 10.2% for the six-months ended June 30, 2005 compared to the same period in 2004. The increase in 2005 is attributable to both one-time gains as well as higher trust and securities processing fees, service charges and bankcard fees.

Trust and securities processing fees increased $3.4 million for the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004. The increase is primarily a result of higher fund administration and processing fees of $1.9 million and additional fee income related to the UMB Scout Funds of $1.1 million. The amount of UMB Scout Fund fee income increased as a result of increased flows into the funds of $353 million for the first six months of 2005. Management believes that the overall quality and performance of both its investment management and UMB Scout Funds will continue to attract both increased and new investable dollars to its assets under management. The Company continues to put a special emphasis on selling the UMB Scout Funds through its institutional channels through the Company’s dedicated sales force. Although any forecast of future growth of such funds is uncertain, management believes that the continued efforts of the sales force will continue to positively affect future growth.

Service charges on deposit accounts increased $2.3 million for the six-months ended June 30, 2005 compared to the same period in 2004. The increase in fees was primarily related to an increase in both corporate and individual overdraft income of $3.9 million. This increase was partially offset by decreases in corporate service charge income as a result of higher earnings credits on compensating balances maintained by corporate customers. The recent interest rate increases have had a negative impact on fees within this business sector. Management believes that if rates continue to increase, income in this area will decrease in the future. Management believes that the increase in service charge income as a result of non-sufficient funds and overdrafts will get smaller as the systems that generated the income increase were implemented in the third quarter of 2004. Additionally, management believes that cash management income will be challenged due to a shift of customer payments from paper to electronic. To address this shift, management has assigned 27% of its discretionary capital expenditure budget in 2005 to upgrade its product capabilities. Although the Company has focused significant resources into maintaining its cash management income levels, the external challenges facing the Company make the impact of these changes to its income uncertain.

Brokerage fee income relates primarily to fee income from the sale of annuity and mutual fund products. Brokerage fee income decreased by $1.3 million, or 29.5% from 2004. This large percentage decrease is primarily attributable to a $0.7 million decrease in 12b-1 fees primarily related to employee benefit accounts that were sold in February 2004 to Marshall & Ilsley. Additionally, overall brokerage fees decreased by approximately $1.0 million due to decreased demand for annuity products.

The Company’s net gain on sale of other assets is $3.8 million for the year. The gain is primarily due to two transactions. The Company recorded a $2.4 million gain on the sale of a banking facility to the city of Kansas City under threat of condemnation for purposes of a new downtown arena. Additionally, the Company sold a parcel of land next to an existing Kansas City, Missouri branch for $1.4 million.

Gains on sale of employee benefit accounts increased $2.8 million for the six months ended June 30, 2005 as compared to the same period in 2004. This is due to the final earnout payment related to the sale of employee benefit accounts to Marshall & Ilsley recorded in the first quarter of 2005 for $3.6 million. Under the terms of the contract for the sale of the employee benefit accounts, this final earnout payment was due to the Company based upon gross revenues received by those employee benefit accounts retained by Marshall & Ilsley from February 2004 to February 2005. Income of $0.8 million was recorded on this sale in 2004.

In the second quarter of 2005, management announced that it is in the process of selling ten branches in eight locations. The sale of one location was completed in the second quarter of 2005. The gain on this transaction was $0.2 million. The sales of the remaining branches should be completed by the end of the third quarter. Management expects additional gain to be recorded on the sale of the remaining locations and expects the Company to achieve operational efficiencies as a result of the sales.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Salaries and employee benefits	$48,349	$48,575	$100,410	$97,323
Occupancy, net	6,471	6,546	12,888	12,899
Equipment	11,252	10,881	21,728	21,644
Supplies, postage and telephone	5,681	5,654	11,230	11,230
Marketing and business development	3,607	3,947	6,568	7,455
Processing fees	5,524	5,050	11,087	10,300
Legal and consulting	1,895	2,165	3,723	4,413
Amortization of intangibles	186	186	371	371
Other	6,936	4,510	13,221	9,830

Total noninterest expense	$89,901	$87,514	$181,226	$175,465

Quarter-To-Date

Noninterest expense increased $2.4 million for the three months ended June 30, 2005 compared to the same period in 2004 primarily as a result of increases in other expense as described below.

Other noninterest expense consists of several items among which include contributions, bankcard expenses, regulatory fees and other non-credit related operating losses net of recoveries. For the second quarter of 2005, each of these categories had increases over the same quarter in 2004. The impact of these increases amounted to a $2.4 million increase in other expense for the second quarter of 2005 compared to the same quarter in 2004.

Year-To-Date

Noninterest expense (summarized in table 5) increased $5.8 million or 3.3% for the year-to-date June 30, 2005 compared to the same period in 2004 due primarily to increases in salaries and benefits and other expense as described below.

Salaries and employee benefits expenses increased by $3.1 million year-to-date June 30, 2005 as compared to the same period in 2004. In January 2005, the Company offered a VSP to certain employees. Most eligible employees had until March 31, 2005 to accept the terms of such program. In the first six months of 2005, a charge of $4.4 million was taken related to such program. Additionally, new short-term and long-term incentives plans have added $1.6 million in expense in 2005 as compared to 2004. These increases have been off-set by decreases in employees. The number of full-time equivalent employees declined by 181 to 3,526 at June 30, 2005 as compared to 3,707 at June 30, 2004. Management anticipates salary expense to be lower for the remainder of 2005 because 70% of the employees who accepted the VSP will not be replaced.

Marketing and business development expenses decreased by approximately $0.9 million, or 11.9%, from 2004. This is primarily attributable to a plan by management to lower overall advertising costs of the Company in 2005 as compared to 2004 through an across the board decrease of most of the regional and line of business advertising expenditures.

Processing fee expenses increased by $0.8 million for the six-months ended June 30, 2005 as compared to the same period in 2004. This increase is primarily attributable to increases in distribution fees paid to investment advisors related to the Scout Funds.

Legal and consulting expenses are lower by 15.6% or $0.7 million in 2005 as compared to 2004. This decrease is primarily because in 2004 the Company had additional consulting fees related to the upgrading of two mainframe computer systems.

Other expense increased by $3.4 million over 2004. This increase is primarily attributable to increases in bankcard expenses, contributions and operating losses net of recoveries. Bankcard expenses are higher due to increased activity volume and new customers. Contributions have increased as management has focused on improving sponsorships in the communities in the Company’s markets.

Income Tax Expense

Income tax expense increased by $4.3 million for the six-months ended June 30, 2005 as compared to the same period in 2004. The effective tax rate is 27.8% in 2005 as compared to 22.0% in 2004. For the three months ended June 30, 2005, income tax expense increased $3.2 million compared to the second quarter of 2004. The effective tax rate for the second quarter was 28.4% in 2005 compared to 20.9% in 2004. The increase in effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2005 as compared to 2004.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major lines of business: Commercial Banking and Lending, Corporate Services, Banking Services, Consumer Services, Asset Management, and Investment Services Group. The lines of business in the second quarter of 2004 were Commercial Banking, Retail Banking, Trust and Wealth Management, and Investment Services Group. This change was made by management in the fourth quarter of 2004 to better reflect the current organizational structure. This resulted in breaking Commercial Banking into three separate sectors: Commercial Banking and Lending, Corporate Services, and Banking Services. This breakout was done to better reflect how the Company markets its products and services as well as adding more granularity to help management to better identify the primary drivers of the Company’s profitability. In addition, the Company merged consumer oriented business lines into the Retail Banking Business Segment and created Consumer Services. Finally, to reflect its desire to focus on both Personal and Institutional lines of business, the Trust and Wealth Management Business Segment has been renamed Asset Management. Under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the prior year information has been reclassified to conform to the 2005 reporting structure. The lines of business are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other lines of business.

Table 6

NET INCOME (LOSS) BY LINE OF BUSINESS (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Line of Business
Commercial Banking & Lending	$6,268	$4,735	$9,834	$9,400
Corporate Services	8,017	6,210	13,808	13,995
Banking Services	906	1,936	1,640	5,196
Consumer Services	597	(2,499)	610	(5,382)
Asset Management	1,738	1,326	2,278	3,297
Investment Services Group	2,558	1,011	5,071	2,853
Treasury and Other Adjustments	(6,471)	(4,305)	(8,049)	(10,187)

Total Consolidated Company	$13,613	$8,414	$25,192	$19,172

Commercial Banking and Lending’s net income year-to-date increased $0.4 million, or 4.6% compared to 2004. Net interest income increased $1.8 million compared to 2004 due to increases in commercial loans and recent interest rate increases. Provision for loan losses remained flat because management believes that the ALL reserve is adequately funded for the current loan portfolio mix and the number of non-performing loans decreased. Noninterest income was flat compared to 2004. Management believes that its renewed sales focus and an anticipated improving economy will spur an increase in both loan commitments and outstanding loan balances which will generate increased net interest income in the future. Noninterest expense increased $1.4 million, or 11.3% primarily because of an increased focus on advertising and contributions devoted to this segment in order to attract new commercial customers. Additionally, the Company’s recognition of expense related to the VSP caused an increase in salaries.

Corporate Services’ net income for the year decreased slightly by $0.2 million, or 1.3% compared to 2004. Net interest income increased $0.2 million, or 1.1% due to slight increases in interest bearing deposits and the corresponding effect of repricing of earning assets in a rising rate environment. Noninterest income increased $0.4 million, or 1.2%. The increase is primarily related to the increase in commercial credit card income from increased volume and increases in corporate trust income. Noninterest expense increased by $0.8 million, or 2.0% compared to 2004. This increase was primarily due to an increase in depreciation and salaries. Management believes interest rates will continue to rise in 2005 which will put continued pressure on deposit service charges due to increasing earnings credits.

Banking Services’ net income for the year decreased $3.6 million, or 68.4% compared to 2004. The decrease is due to decreases in net interest income of $1.1 million and decreases in noninterest income of $1.2 million and increases in noninterest expense of $1.3 million. Net interest income decreased primarily because of a decline in the correspondent bank deposit balances and a shift in deposit mix from noninterest bearing deposits to interest bearing repurchase agreements. If this trend continues, future increases in interest rates would continue to have an adverse effect on net interest income. Noninterest income is down due to decreases in bond trading income and deposit service charge income. Noninterest expense increased because of increases in salary due to the VSP and increases in pricing from the Federal Reserve Bank.

Consumer Services’ net income increased $6.0 million year-to-date compared to 2004. Net interest income increased 3.12% during this period. This is due to a shift of deposits from interest bearing to noninterest bearing resulting in a reduction of interest expense along with a corresponding increase in average consumer loans of approximately 5%. Provision for loan losses decreased $2.0 million due to the ALL reserve being adequately funded for the current loan portfolio mix and a reduction in non-performing loans. Noninterest income increased $5.6 million or 19.0% primarily due to the gain on the sale of a downtown Kansas City branch building of $2.4 million and the sale of land next to a Kansas City branch of $1.4 million. Additionally, increases in overdraft and insufficient funds fee income were recognized due to an overdraft protection program initiated in 2004. Noninterest expense increased $2.8 million, or 4.0% primarily due to an increase in salaries and benefits from the VSP. Management believes this segment will continue to improve net interest margin by growing noninterest bearing deposits and having an additional sales focus on variable rate loan products.

Asset Management’s net income decreased $1.0 million year-to-date compared to the same period of 2004. Noninterest income increased $1.2 million, or 5.2% offset by a 2.0 million, or 10.3% increase in noninterest expense year-to-date. An increase in net cash inflows to the UMB Scout Funds has increased fee income compared to the same period last year. The increased size of the funds during 2005 has also increased distribution, accounting, and legal expenses related to the funds since these fees are directly related to the size of the funds. Noninterest expense increased this year due to increases in salary and benefits from the VSP and higher commissions. Further, fees paid to distributors to list the UMB Scout Funds have increased as these fees are based on asset values. Legal and consulting fees associated with the UMB Scout Funds have also increased due primarily to proxy related expenditures. Management will continue to focus sales efforts to increase cash inflows into the UMB Scout Funds. In March 2005, the UMB Scout Funds held a shareholder meeting to approve changes to the individual fund structures and organization. The most significant change related to fee unbundling. In the past, Scout Investment Advisors, a wholly-owned subsidiary of the Company, collected a fee from the funds and was responsible for paying expenses on behalf of the funds. Effective April 1, 2005, Scout Investment Advisors charges an advisory fee and the individual funds pay direct expenses including accounting, administration, transfer agency and legal fees. Although this reduces the overall fee collected by Scout Investment Advisors, the Company anticipates that the overall decrease in related expenses will be even greater. Therefore, overall net income should increase.

Investment Services Group’s net income increased $2.2 million year-to-date compared to 2004. Net interest income rose $0.6 million, or 16.1% due to assets in this segment repricing faster than liabilities in a rising rate environment. Noninterest income increased $2.0 million, or 12.3% primarily from increased fund service income from new clients added in late 2004 and during the first half of 2005. Management believes the new clients added will continue to increase fee income during 2005, subject to uncertainties in the mutual fund markets. Noninterest expense increased $0.4 million, or 2.1% due to increased staffing and processing costs in support of the new clients added.

The net loss for the Treasury and Other category was $8.0 million for the six months ended June 30, 2005, compared to a net loss of $10.2 million for the same period in 2004. The net loss for all years includes unallocated income tax expense for the consolidated Company and the income from the employee benefit accounts sold in 2004.

Balance Sheet Analysis

Total assets of the Company declined $825.4 million as of June 30, 2005 compared to December 31, 2004 and increased $46.8 million compared to June 30, 2004. The decrease from December to June is a result of lower deposits and securities sold under agreement to repurchase related to public entities. This fluctuation is primarily driven by the cyclical trend due to public fund tax deposits as such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (dollars in thousands)

	June 30,		December 31, 2004
	2005	2004
Total assets	$6,979,652	$6,932,901	$7,805,006
Loans, net of unearned interest	3,194,774	2,848,092	2,869,224
Total investment securities	2,734,881	2,728,806	3,764,011
Total earning assets	6,239,517	5,972,501	6,945,865
Total deposits	5,065,698	5,012,805	5,388,238
Total borrowed funds	1,041,288	1,069,928	1,566,477

Loans

Total loan balances have increased $325.6 million or 11.4% compared to December 31, 2004, and $346.7 million or 12.2% compared to June 30, 2004. These increases were a result of increased focus on new commercial and consumer loan relationships, as well as an emphasis on home equity lines of credit.

Loans represent the Company’s largest source of interest income. In addition to growing the Commercial Loan Portfolio, management plans to focus on its consumer and middle market business as these market niches represent its best opportunity to cross-sell fee-related services, such as cash management. Management has developed a new incentive plan for loan officers, as well as increased loan authority for regional presidents. If loans continue to grow as management expects, the higher interest rates on loans compared to those available in the securities market will improve net interest income.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report.

Securities

Securities available for sale and securities held to maturity comprised 44%, 46% and 54% respectively, of the earning assets as of June 30, 2005, June 30, 2004 and December 31, 2004. Loan demand and public deposits are the primary factors impacting changes in the level of security holdings.

In addition to providing a potential source of liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. The Company maintains high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Further, management has adopted a portfolio modification plan designed to improve interest margin which it intends to continue to implement over the course of the next two years. This plan calls for a modest extension of 6-12 months, to the portfolio average life. Complete implementation of this plan is subject to market conditions including sufficient supply of securities with acceptable risk/reward characteristics. The effectiveness of this plan is uncertain as it is dependent on future market conditions including interest rate changes.

Deposits and Borrowed Funds

Deposits increased $52.9 million from June 30, 2004, and decreased $322.5 million from December 31, 2004. Noninterest bearing deposits decreased $25.4 million and $37.3 million, and interest bearing deposits increased $78.3 and decreased $285.3 million compared to June 30, 2004, and December 31, 2004, respectively.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing lines of business in order to attract and retain additional core deposits and commercial funding customers. Management believes Treasury Management is one of the Company’s core competencies given both its scale and competitive product mix.

Borrowed funds decreased $28.6 million compared to the June 30, 2004, and decreased $525.2 million from December 31, 2004. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings other than repurchase agreements are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $979.5 million at June 30, 2005, compared to $984.8 million at June 30, 2004 and $1.5 billion at December 31, 2004. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

Capital Resources and Liquidity

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

Total shareholders’ equity was $827.0 million at June 30, 2005, compared to $806.0 million at June 30, 2004 and $819.2 million at December 31, 2004. The Company’s Board of Directors authorized at its April 26, 2005; April 29, 2004 and April 18, 2003 meetings the repurchase of the Company’s common stock up to one million shares during the 12 months following each respective meeting. During the six-months ended June 30, 2005 and 2004, the Company acquired 134,679 shares and 36,727 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 risk-based capital ratio of 17.58% and total risk-based capital ratio of 18.50% substantially exceed the regulatory minimums of 6% and 10% for Tier 1 risk-based capital and total risk-based capital ratios, respectively.

For further discussion of capital and liquidity, please see “Liquidity Risk” of Item 3 in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
RATIOS
Return on average assets	0.72%	0.55%	0.79%	0.50%
Return on average equity	6.15	4.70	6.59	4.14
Average equity to assets	11.76	11.73	12.03	11.73
Tier 1 risk-based capital ratio	17.58	19.33	17.58	19.33
Total risk-based capital ratio	18.50	20.48	18.50	20.48
Leverage ratio	11.12	11.15	11.12	11.15

The Company’s per share data is summarized in the table below.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Per Share Data
Earnings basic	$1.17	$0.88	$0.63	$0.39
Earnings diluted	1.16	0.88	0.63	0.39
Cash dividends	0.44	0.42	0.22	0.21
Dividend payout ratio	37.93%	47.73%	34.92%	53.85%
Book value	$38.36	$37.18	$38.36	$37.18

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of significant accounting policies are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2004 Annual Report of Form 10K for the fiscal year ended December 31, 2004.

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

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The following discussion of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes certain cash flow assumptions regarding non-maturity deposits based on historical analysis, and management’s outlook. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Given the low level of current interest rates, the down 200 basis point scenario cannot be completed as of June 30, 2004. Table 9 sets forth, for June 30, 2005 and 2004 and December 31, 2004, the increase or decrease (as applicable) in Net Portfolio Value that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; an immediate decrease in 200 basis points; and an immediate decrease of 100 basis points.

Net Portfolio Value changes as of June 30, 2005 are flat compared to June 30, 2004 and December 31, 2004 at both the 100 and 200 basis points increases. The Company should benefit from rate increases because a majority of its earning assets and deposits reprice within twelve months. The indicated benefit from rising rate on Net Portfolio Value may not necessarily translate into improved earnings over the near-term.

Table 9

MARKET RISK (dollars in thousands)

	Net Portfolio Value
Hypothetical change in interest rate (in Basis Points) (Rate Shock)	June 30, 2005			June 30, 2004			December 31, 2004
	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
200	$1,743,809	$180,639	11.56%	$1,801,652	$169,884	10.41%	$1,817,077	$201,738	12.49%
100	1,653,490	90,320	5.78	1,716,710	84,942	5.21	1,716,208	100,869	6.24
Static	1,563,170	—	—	1,631,768	—	—	1,615,339	—	—
(100)	1,430,124	(133,046)	(8.51)	1,513,877	(117,891)	(7.22)	1,468,201	(147,138)	(9.11)
(200)	1,297,077	(266,093)	(17.02)				1,321,062	(294,277)	(18.22)

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of interest rates, the scenarios that simulate a 100 basis point and a 200 basis point decrease could not be completed as of June 30, 2004. Table 10 shows the net interest income increase or decrease over the next twelve months as of June 30, 2005 and 2004 and December 31, 2004. The three periods show that if rates rise 100 or 200 basis points, net interest income will increase.

Table 10

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	June 30, 2005 Amount of change	June 30, 2004 Amount of change	December 31, 2004 Amount of change
200	$2,574	$6,309	$4,753
100	1,287	3,155	2,377
Static	—	—	—
(100)	(2,463)	—	(3,160)
(200)	(4,926)	—	(6,320)

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

This account had a balance of $64.0 million as of June 30, 2005 compared to $63.5 million as of June 30, 2004 and $59.9 million as of December 31, 2004.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was negligible as of June 30, 2005 and 2004 and December 31, 2004.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $7.7 million at June 30, 2005, compared to June 30, 2004 and decreased $2.9 million compared to December 31, 2004.

The Company had other real estate owned as of June 30, 2005 of $35,000 as compared to none as of June 30, 2004 and December 31, 2004. Loans past due more than 90 days totaled $4.9 million as of June 30, 2005, compared to $3.7 million as of June 30, 2004 and $3.0 million as of December 31, 2004.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 11

LOAN QUALITY (dollars in thousands)

	June 30,				December 31, 2004
	2005		2004
Nonaccrual loans	$6,857		$14,512		$9,752
Restructured loans	289		335		298

Total nonperforming loans	7,146		14,847		10,050
Other real estate owned	35		—		—

Total nonperforming assets	$7,181		$14,847		$10,050

Loans past due 90 days or more	$5,945		$3,748		$3,028
Allowance for Loans Losses	39,756		44,744		42,723

Ratios
Nonperforming loans as a % of loans	0.22%		0.52%		0.35%
Nonperforming assets as a % of loans plus other real estate owned	0.22		0.52		0.35
Nonperforming assets as a % of total assets	0.10		0.21		0.13
Loans past due 90 days or more as a % of loans	0.19		0.13		0.11
Allowance for loan losses as a % of loans	1.24		1.57		1.49
Allowance for loan losses as a multiple of nonperforming loans	5.56	x	3.01	x	4.25	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $2.6 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2005 was $2.3 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Sarbanes-Oxley Act of 2002 requires chief executive officers and chief financial offers to make certain certifications with respect to this report and to the Company’s disclosure controls and procedures and internal control over financial reporting. The Company has a Code of Ethics that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of ethics.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files under the Exchange Act. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have not been any significant changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2005, of equity securities that are registered by the Company:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 30, 2005	—	$—	—	1,000,000
May 1-May 31, 2005	30,720	55.40	30,720	969,280
June 1-June 30, 2005	88,665	55.75	88,665	880,615

On April 29, 2004, the Company announced a plan to purchase up to one million shares of common stock. This plan terminated on April 29, 2005. On April 26, 2005 the Company announced a plan to repurchase up to one million shares of common stock. This plan will terminate on April 26, 2006. The Company has not made any repurchases other than through these two plans. The Company typically executes all share repurchases in accordance with the safe-harbor provisions of Rule 10b-18 of the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. Because of inadvertent timing issues, however, two trades fell outside the safe harbor provisions of Rule 10b-18. The first trade for 7,500 shares was made on May 24, 2005, and the second trade for 10,500 shares was made on May 31, 2005. Management of the Company continues to work with brokers so that future trades typically are executed in accordance with the safe-harbor provisions of Rule 10b-18.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on April 26, 2005. Proxies for the meeting were solicited pursuant to Regulation 14 of the Exchange Act, and there was no solicitation in opposition to management’s nominees listed in the proxy statement. At the meeting the shareholders approved the following proposals:

1.	Approval of three Class I directors to serve until the annual meeting in 2007, five Class II directors to serve until the annual meeting in 2008 and one Class III director to hold office until the annual meeting in 2006.

Directors	For	Withheld
Class I
Cynthia J. Brinkley	17,897,588	143,488
Peter J. deSilva	17,702,292	143,488
Terrence P. Dunn	17,134,333	143,488

Class II
Theodore M. Armstrong	18,535,376	146,574
Greg M. Graves	18,507,791	146,574
Richard Harvey	13,980,077	146,574
Paul Uhlmann III	18,560,277	146,574
Thomas J. Wood III	18,291,404	146,574

Class III
J. Mariner Kemper	17,410,213	311,346

Directors Who Will Continue In Office

Class I – Terms expiring in 2007

David R. Bradley, Jr.

Alexander C. Kemper

Kris A. Robbins

Class III – Terms expiring in 2006

H. Alan Bell

John H. Mize, Jr.

Thomas D. Sanders

L. Joshua Sosland

Dr. Jon Wefald

2.	Ratification of the Audit Committee’s retention of Deloitte & Touche LLP to serve as the Company’s independent auditors and to audit the consolidated financial statements of the Company for the fiscal year 2005.

For	17,352,841
Against	344,633
Abstain	24,085

3. Approval of the UMB Financial Corporation Long-Term Incentive Compensation Plan.

For	14,423,758
Against	1,183,602
Abstain	405,730

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

UMB FINANCIAL CORPORATION

/s/Christopher G. Treece
Christopher G. Treece
Senior Vice President, Controller
(Authorized Officer and Chief Accounting Officer)

Date: August 8, 2005