Form 10-Q
period 2005-09-30
UMB FINANCIAL CORP
filed 2005-11-08
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of October 31, 2005 UMB Financial Corporation had 21,553,365 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share data)

	September 30,		December 31, 2004
	2005	2004
ASSETS
Loans:
Commercial, financial and agricultural	$1,518,749	$1,137,912	$1,204,629
Real estate construction	42,259	20,420	27,205
Consumer	992,547	992,992	947,105
Real estate	788,901	643,542	661,103
Leases	5,364	5,028	5,154
Allowance for loan losses	(39,715)	(45,070)	(42,723)

Net loans	3,308,105	2,754,824	2,802,473
Loans held for sale	20,326	22,897	24,028
Securities available for sale:
U.S. Treasury	597,097	760,362	736,632
U.S. Agencies	423,302	385,719	1,420,532
State and political subdivisions	568,301	417,302	452,907
Mortgage backed	931,486	949,258	978,833

Total securities available for sale	2,520,186	2,512,641	3,588,904
Securities held to maturity:
State and political subdivisions (market value of $105,202, $224,064 and $168,324 respectively)	104,591	220,237	166,065
Federal Reserve Bank stock and other	12,952	8,504	9,042
Federal funds sold	150,693	20,000	—
Securities purchased under agreements to resell	134,516	334,748	293,599
Interest bearing due from banks	1,834	1,834	1,834
Trading securities	57,987	76,756	59,920

Total earning assets	6,311,190	5,952,441	6,945,865
Cash and due from banks	396,416	445,006	497,382
Bank premises and equipment, net	226,668	220,396	226,239
Accrued income	46,291	37,547	36,584
Goodwill on purchased affiliates	59,958	58,884	59,115
Other intangibles	4,302	5,045	4,859
Other assets	43,100	152,943	34,962

Total assets	$7,087,925	$6,872,262	$7,805,006

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,931,580	$1,811,368	$1,993,281
Interest-bearing demand and savings	2,082,229	2,090,748	2,438,419
Time deposits under $100,000	714,943	650,361	630,988
Time deposits of $100,000 or more	277,989	226,552	325,550

Total deposits	5,006,741	4,779,029	5,388,238
Federal funds purchased and repurchase agreements	1,127,111	1,076,140	1,506,000
Short-term debt	18,491	52,680	39,426
Long-term debt	39,083	15,744	21,051
Accrued expenses and taxes	37,447	20,842	21,530
Other liabilities	28,106	108,277	9,579

Total liabilities	6,256,979	6,052,712	6,985,824

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares, 27,528,365 issued, 21,550,945, 21,650,414 and 21,641,053 shares outstanding, respectively	27,528	27,528	27,528
Capital surplus	727,987	726,488	726,595
Unearned compensation	(2,090)	—	—
Retained earnings	333,096	299,084	305,986
Accumulated other comprehensive loss	(18,573)	(4,103)	(10,619)
Treasury stock, 5,977,420, 5,877,951 and 5,887,312 shares, at cost, respectively	(237,002)	(229,447)	(230,308)

Total shareholders’ equity	830,946	819,550	819,182

Total liabilities and shareholders’ equity	$7,087,925	$6,872,262	$7,805,006

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans	$48,081	$34,906	$128,726	$99,986
Securities:
Taxable interest	15,043	13,767	46,641	42,665
Tax-exempt interest	5,330	4,673	14,459	14,391

Total securities income	20,373	18,440	61,100	57,056
Federal funds and resell agreements	2,382	1,048	5,057	2,708
Trading securities and other	581	616	1,734	1,549

Total interest income	71,417	55,010	196,617	161,299

INTEREST EXPENSE
Deposits	14,233	6,522	34,480	18,929
Federal funds and repurchase agreements	7,833	3,026	20,409	7,364
Short-term debt	108	21	283	109
Long-term debt	518	206	1,309	674

Total interest expense	22,692	9,775	56,481	27,076

Net interest income	48,725	45,235	140,136	134,223
Provision for loan losses	1,454	1,887	2,954	5,420

Net interest income after provision for loan losses	47,271	43,348	137,182	128,803

NONINTEREST INCOME
Trust and securities processing	20,590	18,822	61,056	55,896
Trading and investment banking	4,004	3,667	13,516	13,682
Service charges on deposits	20,716	18,599	60,210	55,767
Insurance fees and commissions	837	951	2,580	2,840
Brokerage fees	1,515	1,701	4,575	6,042
Bankcard fees	8,592	8,008	24,705	23,440
Gains on sales of assets and deposits, net	4,801	1,837	8,772	1,852
Gain on sale of employee benefit accounts	—	—	3,600	764
Gain (loss) on sales of securities available for sale	(190)	—	(223)	141
Other	3,871	3,406	12,176	11,163

Total noninterest income	64,736	56,991	190,967	171,587

NONINTEREST EXPENSE
Salaries and employee benefits	47,821	47,271	148,232	144,593
Occupancy, net	6,841	6,643	19,728	19,542
Equipment	11,115	11,175	32,843	32,819
Supplies, postage and telephone	5,288	5,461	16,518	16,690
Marketing and business development	3,473	3,825	10,040	11,280
Processing fees	6,233	5,213	17,320	15,514
Legal and consulting	1,890	1,669	5,613	6,082
Amortization of other intangibles	185	185	557	556
Other	7,090	5,489	20,311	15,336

Total noninterest expense	89,936	86,931	271,162	262,412

Income before income taxes	22,071	13,408	56,987	37,978
Income tax provision	5,900	1,400	15,624	6,798

NET INCOME	$16,171	$12,008	$41,363	$31,180

PER SHARE DATA
Net income - basic	$0.75	$0.55	$1.92	$1.44
Net income - diluted	0.75	0.55	1.91	1.43
Dividends	0.22	0.21	0.66	0.63

Weighted average shares outstanding	21,513,304	21,664,878	21,579,138	21,675,626

See Notes to Condensed Consolidated Financial Statements

UMB FINANCIAL CORPORATION

CONDENSED STATEMENT OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance - January 1, 2004	$27,528	$726,405	$—	$281,556	$3,183	$(226,749)	$811,923
Comprehensive income
Net income	—	—	—	31,180	—	—	31,180
Other comprehensive income/(loss), change in unrealized gains (losses) on securities of ($11,662), net of tax of $4,286 and the reclassification adjustment (gains)/losses included in net income of ($141) net of tax $51	—	—	—	—	(7,286)	—	(7,286)

Total comprehensive income							23,894
Cash dividends ($0.63 per share)	—	—	—	(13,652)	—	—	(13,652)
Purchase of treasury stock	—	—	—	—	—	(3,175)	(3,175)
Sale of treasury stock	—	—	—	—	—	3	3
Exercise of stock options	—	83	—	—	—	474	557

Balance - September 30, 2004	$27,528	$726,488	$—	$299,084	$(4,103)	$(229,447)	$819,550

Balance - January 1, 2005	$27,528	$726,595	$—	$305,986	$(10,619)	$(230,308)	$819,182
Comprehensive income
Net income	—	—	—	41,363	—	—	41,363
Other comprehensive income/(loss), change in unrealized gains (losses) on securities of ($12,618) net of tax of $4,519; reclassification adjustment (gains)/losses included in net income of $223 net of tax ($78)	—	—	—	—	(7,954)	—	(7,954)

Total comprehensive income							33,409
Cash dividends ($0.66 per share)	—	—	—	(14,253)	—	—	(14,253)
Purchase of treasury stock	—	—	—	—	—	(8,506)	(8,506)
Issuance of restricted stock	—	1,140	(2,379)	—	—	1,239	—
Recognition of restricted stock compensation	—	—	289	—	—	—	289
Sale of treasury stock	—	131	—	—	—	128	259
Exercise of stock options	—	121	—	—	—	445	566

Balance - September 30, 2005	$27,528	$727,987	$(2,090)	$333,096	$(18,573)	$(237,002)	$830,946

See Notes to Condensed Consolidated Financial Statements

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$41,363	$31,180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,954	5,420
Depreciation and amortization	23,255	23,739
Deferred income tax expense/(benefit)	1,167	(4,564)
Net decrease/(increase) in trading securities and other earning assets	1,933	(15,976)
(Gains)/loss on sales of securities available for sale	223	(141)
Amortization of securities premiums, net of discount accretion	13,172	22,676
Gains on sales of assets and deposits, net	(8,772)	(1,852)
Stock based compensation	289	—
Changes in:
Accrued income	(9,707)	2,881
Accrued expenses and taxes	15,917	(4,192)
Other assets and liabilities, net	11,165	10,440

Net cash provided by operating activities	92,959	69,611

Investing Activities
Proceeds from maturities of securities held to maturity	68,961	85,582
Proceeds from sales of securities available for sale	15,006	11,259
Proceeds from maturities of securities available for sale	8,370,418	5,431,835
Purchases of securities held to maturity	(12,020)	(462)
Purchases of securities available for sale	(7,342,097)	(4,581,709)
Net increase in loans	(505,145)	(104,343)
Net (increase)/decrease in fed funds and resell agreements	8,390	(78,033)
Purchases of bank premises and equipment	(28,091)	(27,317)
Net change in unsettled securities transactions	2,849	(22,977)
Cash paid for branch deposits sold, net of cash received	(94,557)	—
Investment in consolidated subsidiary	(843)	(1,456)
Proceeds from sales of bank premises and equipment	7,516	5,038

Net cash provided by investing activities	490,387	717,417

Financing Activities
Net decrease in demand and savings deposits	(348,363)	(648,187)
Net increase/(decrease) in time deposits	67,798	(208,909)
Net decrease in fed funds/repurchase agreements	(378,889)	(97,787)
Net decrease in short-term debt	(20,935)	(17,924)
Proceeds from long-term debt	20,110	3,380
Repayment of long-term debt	(2,078)	(3,916)
Cash dividends	(14,274)	(13,652)
Proceeds from exercise of stock options and sales of treasury shares	825	560
Purchases of treasury stock	(8,506)	(3,175)

Net cash used in financing activities	(684,312)	(989,610)

Decrease in cash and due from banks	(100,966)	(202,582)
Cash and due from banks at beginning of period	497,382	647,588

Cash and due from banks at end of period	$396,416	$445,006

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

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

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation are listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 114,553 and 63,266 shares issueable under options granted by the Company at September 30, 2005 and 2004, respectively. Diluted year-to-date income per share includes the diluted effect of 95,374 and 70,631 shares issueable upon the exercise of stock options granted by the Company at September 30, 2005 and 2004, respectively.

Accounting for Stock-Based Compensation

In accordance with Statement of Financial Accounting Standard, (SFAS) No. 123 “Accounting for Stock-based Compensation”, the Company has elected to account for stock-based compensation using the intrinsic value method under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(unaudited, dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$16,171	$12,008	$41,363	$31,180
Stock-based compensation expense included in reported net income, net of tax	90	—	184	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	280	85	800	165

Pro forma net income	$15,981	$11,923	$40,747	$31,015

Earnings per share:
Basic-as reported	0.75	0.55	1.92	1.44
Basic-pro forma	0.75	0.55	1.91	1.43
Diluted-as reported	0.74	0.55	1.89	1.43
Diluted-pro forma	0.74	0.55	1.88	1.42

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

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

3. Allowance for loan losses

This table is an analysis of the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 (unaudited, dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Allowance - July 1 and January 1	$39,756	$44,744	$42,723	$43,494
Additions (deductions):
Charge - offs	(2,032)	(2,250)	(7,687)	(6,739)
Recoveries	537	689	1,725	2,895

Net charge-offs	(1,495)	(1,561)	(5,962)	(3,844)

Provision charged to expense	1,454	1,887	2,954	5,420

Allowance - September 30	$39,715	$45,070	$39,715	$45,070

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the nine months ended September 30, 2005 and 2004 and for the year ended December 31, 2004 (unaudited, dollars in thousands):

	Nine Months Ended September 30,		December 31, 2004
	2005	2004
Total impaired loans as of September 30 and December 31	$7,483	$7,821	$10,007

Amount of impaired loans which have a related allowance	1,408	1,216	2,603
Amount of related allowance	805	868	2,330

Remaining impaired loans with no allowance	6,075	6,605	7,404

Average recorded investment in impaired loans during the period	$7,950	$10,563	$10,169

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

4. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 and 2004 by operating segment are as follows (unaudited, dollars in thousands):

	Consumer Services	Asset Management	Investment Services Group	Total
Balances as of January 1, 2004	$34,743	$10,479	$12,206	$57,428
Goodwill acquired during period	—	—	1,456	1,456

Balances as of September 30, 2004	$34,743	$10,479	$13,662	$58,884

Balances as of January 1, 2005	$34,981	$10,479	$13,655	$59,115
Goodwill acquired during period	—	—	843	843

Balances as of September 30, 2005	$34,981	$10,479	$14,498	$59,958

Following are the intangible assets that continue to be subject to amortization as of September 30, 2005 and 2004 and December 31, 2004 (unaudited, dollars in thousands):

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,735	$42
Other intangible assets	7,200	2,940	4,260

Total	$23,977	$19,675	$4,302

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,724	$53
Other intangible assets	7,200	2,208	4,992

Total	$23,977	$18,932	$5,045

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$16,777	$16,727	$50
Other intangible assets	7,200	2,391	4,809

Total	$23,977	$19,118	$4,859

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Aggregate amortization expense	$185	$185	$557	$556

Estimated amortization expense of intangible assets on future years:
For the year ended December 31, 2005	$742
For the year ended December 31, 2006	742
For the year ended December 31, 2007	742
For the year ended December 31, 2008	742
For the year ended December 31, 2009	734

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

5. Commitments, Contingencies and Guarantees

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at September 30, 2005 and 2004, and December 31, 2004 were $190.7 million, $181.0 million, and $203.8 million, respectively. As of September 30, 2005 and 2004, and December 31, 2004 standby letters of credit totaling $47.0 million, $42.9 million, and $47.1 million, respectively, were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $43.8 million, $46.7 million, and $46.2 million during the nine months ended September 30, 2005 and 2004, and at December 31, 2004, respectively. Net futures activity resulted in a gain of $0.5 million and a loss of $0.6 million for the nine months ended September 30, 2005 and 2004, respectively. Net futures activity resulted in gains of $0.4 million and a loss of $0.7 million for the three months ended September 30, 2005 and 2004. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the nine months ended September 30, 2005, contracts to purchase and to sell foreign currency averaged approximately $19.0 million compared to $14.9 million during the same period in 2004. The net gains on these foreign exchange contracts for the nine months ended September 30, 2005 and 2004 were $1.2 million and $1.1 million, respectively. The net gains on these foreign exchange contracts for the three months ended September 30, 2005 and 2004 were $0.4 million and $0.4 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At September 30, 2005, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position or results of operations of the Company.

Contract or Notional Amount (unaudited, dollars in thousands)

	September 30,		December 31,
	2005	2004	2004
Commitments to extend credit for loans (excluding credit card loans)	$1,254,285	$859,595	$1,061,788
Commitments to extend credit under credit card loans	925,750	899,983	900,284
Commercial letters of credit	10,224	10,053	12,589
Standby letters of credit	190,698	180,963	203,791
Futures contracts	49,200	58,700	44,000
Forward foreign exchange contracts	16,690	13,666	13,015
Spot foreign exchange contracts	1,190	4,177	6,539

6. Business Segment Reporting

The Company has strategically aligned its operations into six major lines of business, as shown below (collectively, “Business Segments”).

Business Segment Information

Line of business/segment financial results were as follows (unaudited, dollars in thousands):

	Three Months Ended September 30,
	Commercial Banking and Lending		Corporate Services
	2005	2004	2005	2004
Net interest income	$12,942	$12,478	$11,481	$9,726
Provision for loan losses	945	1,007	—	—
Noninterest income	819	249	16,537	15,220
Noninterest expense	6,580	6,855	20,971	19,266
Income taxes	—	—	—	—

Net income (loss)	$6,236	$4,865	$7,047	$5,680

Average assets	$1,969	$1,713	$45	$145
Depreciation and amortization	347	369	1,697	1,760
Expenditures for additions to premises and equipment	324	516	3,345	2,516

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

	Banking Services		Consumer Services
	2005	2004	2005	2004
Net interest income	$925	$1,578	$21,060	$19,805
Provision for loan losses	—	—	509	880
Noninterest income	7,064	6,931	20,164	17,092
Noninterest expense	7,575	6,892	34,500	36,946
Income taxes	—	—	—	—

Net income (loss)	$414	$1,617	$6,215	$(929)

Average assets	$81	$103	$1,171	$1,124
Depreciation and amortization	311	328	3,908	4,246
Expenditures for additions to premises and equipment	467	373	4,869	9,329

	Asset Management		Investment Services Group
	2005	2004	2005	2004
Net interest income	$20	$109	$2,316	$1,473
Provision for loan losses	—	—	—	—
Noninterest income	11,962	11,447	9,466	8,398
Noninterest expense	9,832	9,676	10,110	8,049
Income taxes	—	—	—	—

Net income (loss)	$2,150	$1,880	$1,672	$1,822

Average assets	$13	$11	$25	$23
Depreciation and amortization	382	366	746	658
Expenditures for additions to premises and equipment	583	449	1,563	747

	Treasury and Other Adjustments		Total Consolidated Company
	2005	2004	2005	2004
Net interest income	$(19)	$66	$48,725	$45,235
Provision for loan losses	—	—	1,454	1,887
Noninterest income	(1,276)	(2,346)	64,736	56,991
Noninterest expense	368	(753)	89,936	86,931
Income Taxes	5,900	1,400	5,900	1,400

Net income (loss)	$(7,563)	$(2,927)	$16,171	$12,008

Average assets	$3,723	$3,566	$7,027	$6,685
Depreciation and amortization	363	343	7,754	8,070
Expenditures for additions to premises and equipment	131	469	11,282	14,399

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

	Nine Months Ended September 30,
	Commercial Banking and Lending		Corporate Services
	2005	2004	2005	2004
Net interest income	$37,224	$34,945	$32,463	$30,483
Provision for loan losses	1,920	2,021	—	—
Noninterest income	1,510	997	48,207	47,171
Noninterest expense	20,757	19,656	59,817	57,979
Income taxes	—	—	—	—

Net income (loss)	$16,057	$14,265	$20,853	$19,675

Average assets	$1,885	$1,757	$49	$147
Depreciation and amortization	1,075	1,094	4,944	4,678
Expenditures for additions to premises and equipment	895	1,004	7,175	5,770

	Banking Services		Consumer Services
	2005	2004	2005	2004
Net interest income	$3,011	$4,778	$60,214	$57,757
Provision for loan losses	—	—	1,034	3,399
Noninterest income	22,790	23,906	55,512	45,615
Noninterest expense	23,720	21,871	107,835	106,284
Income taxes	—	—	—	—

Net income (loss)	$2,081	$6,813	$6,857	$(6,311)

Average assets	$72	$98	$1,116	$1,074
Depreciation and amortization	999	913	11,883	12,269
Expenditures for additions to premises and equipment	993	893	14,355	14,614

	Asset Management		Investment Services Group
	2005	2004	2005	2004
Net interest income	$121	$374	$6,397	$4,987
Provision for loan losses	—	—	—
Noninterest income	35,757	34,255	27,789	24,964
Noninterest expense	31,491	29,452	27,446	25,276
Income taxes	—	—	—	—

Net income (loss)	$4,387	$5,177	$6,740	$4,675

Average assets	$12	$10	$26	$25
Depreciation and amortization	1,202	1,116	2,085	1,895
Expenditures for additions to premises and equipment	1,379	1,154	2,890	1,915

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

	Treasury and Other Adjustments		Total Consolidated Company
	2005	2004	2005	2004
Net interest income	$706	$899	$140,136	$134,223
Provision for loan losses	—	—	2,954	5,420
Noninterest income	(598)	(5,321)	190,967	171,587
Noninterest expense	96	1,894	271,162	262,412
Income Taxes	15,624	6,798	15,624	6,798

Net income (loss)	$(15,612)	$(13,114)	$41,363	$31,180

Average assets	$3,866	$3,778	$7,026	$6,889
Depreciation and amortization	1,067	1,774	23,255	23,739
Expenditures for additions to premises and equipment	404	1,967	28,091	27,317

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for both the three month and nine month periods ended September 30, 2005. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this report contains forward-looking statements of expected future developments within the meaning of and pursuant to the safe harbor provisions established by Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company, including, without limitation:

•	Statements that are not historical in nature;

•	Statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar words or expressions; and

•	Statements regarding the timing of the closing of branch sales and purchases.

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	changes in the interest rate environment;

•	general economic and political conditions, either nationally, internationally or in the Company’s markets, may be less favorable than expected;

•	competitive pressures among financial services companies may increase significantly;

•	changes in loan demand;

•	changes in the ability of customers to repay loans;

•	changes in consumer saving habits;

•	changes in interest margin on loans;

•	changes in allowance for loan losses;

•	changes in employee costs;

•	legislative or regulatory changes may adversely affect the Company’s business;

•	technological changes may be more difficult or expensive than anticipated; and

•	changes may occur in the securities markets.

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

Overview

The growth in net income for the third quarter of 2005 over the same quarter in 2004 reflects management’s strategy of focusing on growing net interest income and noninterest income by a greater percentage than noninterest expense increases. This strategy resulted in a 34.7% increase in net income for the third quarter of 2005 as compared to the same quarter in 2004.

Net interest income is $3.5 million, or 7.8%, higher for the third quarter of 2005 as compared to the same period in 2004 reflecting increased loan balances, particularly in commercial loans, as well as yield improvements within the securities portfolio. While net interest income grew, net interest margin remained relatively flat at 3.26% for the three months ended September 3, 2005 as compared to 3.23% for the same period in 2004. In the recent rising rate environment, the Company’s liabilities have repriced more quickly than assets. Management believes that net interest margin will continue to grow at a slow pace as long as interest rates will continue to increase. However, management expects net interest income to continue to grow for the following reasons: First, management expects the growth in the loan portfolio to continue throughout the year based upon the Company’s strategy of optimizing the balance sheet mix by growing loans, and in particular focusing on commercial loans, home equity lines of credit, credit cards and small business loans; and second, management has adopted a portfolio modification plan by extending the average life of the investment portfolio in order to obtain higher yields on investments. (See discussion under “Net Interest Income” located under the “Results of Operations” in this section) Although this strategy has been hindered by the recent flattening of the yield curve, the Company intends to continue to implement this extension strategy over the course of the next four to six quarters. See Item 3, Quantitative Disclosures about Market Risk, which discusses in detail the impact of rising and declining rates on net interest income.

Management continues to focus on diversifying revenue sources to offset lower than average loan to deposit ratios and to make net income of the Company less susceptible to changes in interest rates. For the third quarter of 2005, noninterest income grew 13.6%, or $7.7 million over the same period in 2004. Specific areas of focus include asset and treasury management, investment services, deposit service charges and other fee-based services. As some of the Company’s fee-based business is the direct result of the market value of its customers investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income, particularly in the trust, mutual fund servicing and investment management areas of the Company. If the overall equity and financial markets continue to improve, the basis on which certain fee income is calculated should continue to grow. Other fee-based services that are less dependent upon the equity markets include trading and investment banking fees, deposit service charge income and bankcard fees.

The Company’s goal is to differentiate itself from its large super-regional and national competitors through superior service, attention to detail, customer knowledge and responsiveness. The Company’s size allows it to meet this goal and at the same time offer the wide range of products most customers need. This strategy has worked especially well during a period of bank consolidation and should continue to be a benefit. In addition to commercial loan growth in Kansas City, the Company has experienced loan growth in markets outside of the Kansas City metropolitan area and is developing its customer base in these regions including Denver, St. Louis and Phoenix. The Company believes that there is demand in these markets for bank services delivered with a customer-centric focus. Another part of this strategy is to improve profitability of our existing branch network by maintaining, relocating or eliminating branches as management deems appropriate. Through the third quarter of 2005, we have announced the sales of nine branches; the closure (or relocation) of 4 branch locations throughout our network, while adding an additional 2 locations.

Earnings Summary

The Company recorded consolidated net income of $16.2 million for the three months ended September 30, 2005 compared to $12.0 million for the same period a year earlier. This represents a 34.7% increase over the three month period ended September 30, 2004, which was driven by three factors. First, net interest income increased 7.7%, or $3.5 million due primarily to the favorable volume variances offsetting the unfavorable rate variance (see Table 2, “Analysis of Changes in Net Interest Income and Margin” under the discussion of “Results of Operations” below). Second, noninterest income increased by $7.7 million, or 13.6% from the third quarter of 2004 due mostly to higher trust and securities processing income, greater service charges on deposits and one-time net gains from the sales and closures of banking facilities. Third, noninterest expense increased by a much smaller percent than income growth. Noninterest expense increased by 3.5% over the three month period ended September 30, 2004 due primarily to higher processing fees, bankcard fees and service charge charge-offs. Basic earnings per share for the third quarter 2005 were $0.75 per basic share ($0.75 per share fully-diluted) compared to $0.55 per basic share ($0.55 per share fully-diluted) for the third quarter 2004. Return on average assets and return on average common shareholders’ equity for the three month period ended September 30, 2005, was 0.91% and 7.71% respectively, as compared to 0.71% and 5.83% for the same period in 2004.

The Company recorded consolidated net income of $41.4 million for the nine months ended September 30, 2005 compared to $31.2 million for the same period a year earlier. This represents a 32.7% increase over the nine month period ended September 30, 2004, primarily because of increases in net interest income and noninterest income. First, net interest income for the year-to-date September 30, 2005 increased 4.4% from the same period in 2004. The increase in net interest income was primarily the result of increases in loan balances and rates, as well as a favorable rate variance related to the securities portfolio. The favorable variance was partially reduced by interest-bearing liability yield increases. Second, the increase in noninterest income was primarily attributable to increases in trust fees and securities processing fees, greater service charge income and one-time net gains from the sales and closures of banking facilities. Third, noninterest expense increased $8.8 million or 3.3% for the year-to-date September 30, 2005 compared to the same period in 2004 primarily due to $4.4 million associated with costs of the voluntary separation plan (“VSP”) initiated by the Company in the first quarter of 2005 as well as higher bankcard expenses, processing fees, contributions and charge-offs related to deposit accounts. These increases were partially offset by decreases in marketing and business development.

Basic earnings per share for the nine months ended September 30, 2005 were $1.92 per share ($1.91 per share full-diluted) compared to $1.44 per share ($1.43 per share fully-diluted) for the same period in 2004. Return on average assets and return on average common shareholders’ equity for the nine month period ended September 30, 2005 was 0.79% and 6.68% respectively, as compared to 0.60% and 5.08% for the same period in 2004.

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

Quarter-To-Date

For the third quarter of 2005 net interest income increased $3.5 million or 7.7%. Analysis of changes in net interest income in Table 2 shows that the net interest income increased due to a favorable volume variance and an unfavorable rate variance for the same period. The volume variance is primarily attributable to strong loan growth, while the rate variance is primarily a result of liabilities repricing more quickly than assets.

Management believes that the overall outlook in its net interest income is positive. First, management expects loan interest income to continue to increase due to both volume and rate. Loan balances as of September 30, 2005 were 19.3% higher than the balances as of September 30, 2004. Average loans for the three months ended September 30, 2005 were 15.7% higher than the same period in 2004. New loans have been a combination of fixed and variable rate. If rates continue to rise, the rate impact of this added volume will be favorable. Further, management continues to emphasize loan growth through a variety of sales initiatives. In addition to commercial loan growth, other areas of focus include credit cards, home equity lines of credit and small business loans.

Second, management believes that the securities portfolio continues to be an opportunity for both interest income and yield improvement. In late 2004, management adopted a portfolio modification plan designed to improve interest income by extending the average life of the investment portfolio. The Company intends to continue to implement this extension strategy over the course of the next four to six quarters. This plan calls for a modest extension of 6-12 months to the portfolio average life. The total investment portfolio had an average life of 28.2 months and 15.9 months at September 30, 2005 and December 31, 2004, respectively. This increase was primarily a result of a significant portfolio of extremely short-term discount notes as of December 31, 2004. These securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At September 30, 2005 the amount of such discount notes was approximately $2.5 million which had a negligible impact on the portfolio average life. At December 31, 2004, the amount of such discount notes was approximately $1.0 billion, and without these discount notes, the average life of the core portfolio would have been 21.0 months. This is a difference in the portfolio average life of 5.1 months. Management expects the average life of its total investment portfolio to decrease at year-end once additional funds are received from public entities. However, management expects that the average life of its portfolio without the extremely short-term discount notes will continue to increase as the portfolio modification plan is implemented. Implementation of this plan is subject to market conditions including sufficient supply of securities with acceptable risk/reward characteristics. The effectiveness of this plan is uncertain as it is dependent upon future market conditions including interest rate changes. In addition to the portfolio modification plan, additional improvement in securities income and yield should occur due to the replacement of bonds with higher yields. During the fourth quarter of 2005, approximately $309 million of securities are scheduled to mature.

Total interest expense increased by $12.9 million, or 132.1% for the three months ended September 30, 2005 as compared to the same period in 2004. As illustrated in Table 2, although this is caused by both an unfavorable rate and volume difference, the rate variance is the most significant cause of the change. As interest rates rise, the Company’s liabilities reprice more quickly than assets.

Overall, if interest rates continue to rise at a measured pace and given the term and changing mix of the Company’s balance sheet, management expects net interest income to increase. Management believes the Company will obtain additional improvement in net interest income once rates stabilize.

Year-To-Date

For the year-to-date period ended September 30, 2005 net interest income increased $5.9 million or 4.4% over the same period in 2004. During this same period, net interest margin improved gradually to 3.17% for the nine months ended September 30, 2005 as compared to 3.13% for the same period in 2004. Table 1 shows the impact of increased earnings asset rates as compared to interest-bearing liabilities.

Total interest income increased by $35.3 million, or 21.9% for the nine months ended September 30, 2005 as compared to the same period in 2004. As shown on Table 2, this is a result of favorable volume and rate variances.

Total interest expense is higher for the nine months ended September 30, 2005 by $29.4 million, or 108.6%, as compared to the same period in 2004. As illustrated in Table 2, although this is caused by both an unfavorable rate and volume difference, the rate variance is the most significant cause of the change. The net interest rate increased to 1.77% for the nine months ended September 30, 2005 as compared to 0.87% for the same period in 2004.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 4.23% for the year-to-date September 30, 2005 and 3.56% for the same period in 2004. The average yield on earnings assets without the tax equivalent basis adjustment would have been 4.53% for the three month period ended September 30, 2005 and 3.72% for the same period in 2004.

	Nine Months Ended September 30,
	2005		2004
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,063,563	5.63%	$2,759,622	4.85%
Securities:
Taxable	2,259,293	2.76	2,336,766	2.44
Tax-exempt	619,921	4.65	619,071	4.73

Total securities	2,879,214	3.17	2,955,837	2.92
Federal funds and resell agreements	213,957	3.16	268,655	1.35
Other earning assets	61,529	3.86	69,236	3.08

Total earning assets	6,218,263	4.39	6,053,350	3.73
Allowance for loan losses	(40,621)		(44,304)
Other assets	848,275		879,686

Total assets	$7,025,917		$6,888,732

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,182,195	1.45%	$3,098,707	0.82%
Federal funds and repurchase agreements	1,040,823	2.62	1,025,635	0.96
Borrowed funds	47,991	4.44	35,228	2.97

Total interest-bearing liabilities	4,271,009	1.77	4,159,570	0.87
Noninterest-bearing demand deposits	1,886,366		1,862,712
Other liabilities	40,511		46,528
Shareholders’ equity	828,031		819,922

Total liabilities and shareholders’ equity	$7,025,917		$6,888,732

Net interest spread		2.62%		2.86%
Net interest margin		3.17		3.13

	Three Months Ended September 30,
	2005		2004
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,257,584	5.86%	$2,816,287	4.94%
Securities:
Taxable	2,020,836	2.95	2,139,770	2.56
Tax-exempt	661,749	4.75	608,824	4.63

Total securities	2,682,585	3.40	2,748,594	3.02
Federal funds and resell agreements	259,151	3.65	245,774	1.70
Other earning assets	57,975	4.06	74,188	3.39

Total earning assets	6,257,295	4.70	5,884,843	3.89
Allowance for loan losses	(39,991)		(44,662)
Other assets	809,211		844,946

Total assets	$7,026,515		$6,685,127

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,225,571	1.75%	$3,028,446	0.86%
Federal funds and repurchase agreements	994,099	3.13	981,900	1.23
Borrowed funds	52,320	4.75	22,388	4.03

Total interest-bearing liabilities	4,271,990	2.11	4,032,734	0.96
Noninterest-bearing demand deposits	1,873,330		1,788,181
Other liabilities	49,573		45,024
Shareholders’ equity	831,622		819,188

Total liabilities and shareholders’ equity	$7,026,515		$6,685,127

Net interest spread		2.59%		2.92%
Net interest margin		3.26		3.23

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (total earning assets less interest-bearing liabilities) increased $133.2 million for the three month period ended September 30, 2005 compared to the same period in 2004 and increased $53.5 million for the nine month period ended September 30, 2005 compared to the same period in 2004.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2005 vs 2004			Nine Months Ended September 30, 2005 vs 2004
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$6,567	$6,608	$13,175	$12,752	$15,988	$28,740
Securities:
Taxable	(874)	2,150	1,276	(1,608)	5,584	3,976
Tax-exempt	510	147	657	61	7	68
Federal funds sold and resell agreements	123	1,211	1,334	(1,294)	3,643	2,349
Other	(163)	128	(35)	(98)	283	185

Interest income	6,163	10,244	16,407	9,813	25,505	35,318
Change in interest incurred on:
Interest-bearing deposits	872	6,839	7,711	904	14,647	15,551
Federal funds purchased and repurchase agreements	96	4,711	4,807	—	13,045	13,045
Other borrowed funds	359	40	399	423	386	809

Interest expense	1,327	11,590	12,917	1,327	28,078	29,405

Net interest income	$4,836	$(1,346)	$3,490	$8,486	$(2,573)	$5,913

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
Average earning assets	$6,257,295	$5,884,843	$372,452		$6,218,263	$6,053,350	$164,913
Interest-bearing liabilities	4,271,990	4,032,734	239,256		4,271,009	4,159,570	111,439

Interest free funds	$1,985,305	$1,852,109	$133,196		$1,947,254	$1,893,780	$53,474

Free funds ratio (free funds to earning assets)	32.05%	32.16%	(0.11	) %	31.14%	31.19%	(0.05	) %

Tax-equivalent yield on earning assets	4.70%	3.89%	0.81%		4.39%	3.73%	0.65%
Cost of interest-bearing liabilities	2.11	0.96	1.14		1.77	0.87	0.90

Net interest spread	2.59%	2.92%	(0.33	) %	2.62%	2.86%	(0.24	) %
Benefit of interest free funds	0.67	0.30	0.37		0.55	0.27	0.28

Net interest margin	3.26%	3.23%	0.03%		3.17%	3.13%	0.04%

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

The Company recorded a provision for loan losses of $1.5 million for the third quarter 2005 compared to $1.9 million for the third quarter 2004. Also, the Company recorded a provision for loan losses of $3.0 million for the nine month period ended September 30, 2005 compared to $5.4 million for the same period in 2004. This decreased the ALL from 1.60% of total loans to 1.18% as of September 30, 2004 and 2005, respectively. This decrease was due to management’s estimate of inherent losses within the loan portfolio being adequate as a result of a decline in nonperforming loans in 2005 as a percentage of total loans outstanding and a trend of sustained low charge-offs in 2003 and 2004 and the first nine months of 2005.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2005 and 2004, as well as for the year ended December 31, 2004. Also please see “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Nine Months Ended September 30,	Year Ended December 31,
2005	2004	2004
Allowance-January 1	$42,723	$43,494	$43,494
Provision for loan losses	2,954	5,420	5,370
Charge-offs:
Commercial	(2,206)	(1,069)	(2,150)
Consumer:
Bankcard	(4,162)	(4,151)	(5,541)
Other	(1,316)	(1,515)	(2,050)
Real estate	(3)	(4)	(4)
Agricultural	—	—	—

Total charge-offs	(7,687)	(6,739)	(9,745)
Recoveries:
Commercial	239	1,083	1,257
Consumer:
Bankcard	764	833	1,129
Other	721	978	1,217
Real estate	1	1	1
Agricultural	—	—	—

Total recoveries	1,725	2,895	3,604

Net charge-offs	(5,962)	(3,844)	(6,141)

Allowance-end of period	$39,715	$45,070	$42,723

Average loans, net of unearned interest	$3,063,563	$2,759,622	$2,781,084
Loans at end of period, net of unearned interest	3,368,146	2,822,791	2,869,224
Allowance to loans at end of period	1.18%	1.60%	1.49%
Allowance as a multiple of net charge-offs	6.66	x	11.72	x	6.96	x
Net charge-offs to:
Provision for loan losses	201.83%	70.92%	114.36%
Average loans	0.19	0.14	0.22

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability as fee-based services are generally non-credit related and provide steady income. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company’s ongoing focus is to develop and offer multiple products and services to its customers, the quality of which will differentiate it from the competition. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage, asset and treasury management and service charges. Management believes that the Company’s new Healthcare Services division has the potential to be a source of noninterest income growth with its emphasis on providing Health Savings Accounts and Flexible Spending Accounts. Management believes that it can offer these products and services both efficiently and profitably as most of these are driven off of common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Trust and securities processing	$20,590	$18,822	$61,056	$55,896
Trading and investment banking	4,004	3,667	13,516	13,682
Service charges on deposits	20,716	18,599	60,210	55,767
Insurance fees and commissions	837	951	2,580	2,840
Brokerage fees	1,515	1,701	4,575	6,042
Bankcard fees	8,592	8,008	24,705	23,440
Gains on sales of assets and deposits, net	4,801	1,837	8,772	1,852
Gains on sale of employee benefit accounts	—	—	3,600	764
Gains/(losses) on sales of securities available for sale, net	(190)	—	(223)	141
Other	3,871	3,406	12,176	11,163

Total noninterest income	$64,736	$56,991	$190,967	$171,587

Quarter-To-Date

Noninterest income (summarized in Table 4) increased $7.7 million or 13.6% for the third quarter 2005 compared to the same period in 2004, primarily because of increases in trust and securities processing income, service charge income, bankcard fees and one-time gains on the sale of certain assets.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees increased $1.8 million, or 9.4% in the third quarter of 2005 compared to the third quarter of 2004. The increase is primarily attributable to higher fund administration fee income of $1.3 million, as well as additional income related to the UMB Scout Funds and corporate trust services as compared to the same period last year. The amount of UMB Scout Fund fee income increased as a result of increased flows into the funds of $302 million for the three months ended September 30, 2005.

Service charges on deposit accounts increased $2.1 million, or 11.4% for the three months ended September 30, 2005 compared to the same period in 2004. This increase was primarily attributable to $2.4 million of increases of overdraft fees as a result of the centralization and automation of the related decision making process in September 2004. These higher overdraft fees were partially offset by decreases in corporate service charge income mostly due to increases in earnings credits on compensating balances maintained by corporate customers.

Bankcard fees increased $0.6 million for the third quarter of 2005 compared to 2004, or 7.3%. This increase is primarily a result of higher interchange fee income due to a higher number of cards outstanding and an increase in the average volume.

Gains on sales of assets and deposits, net was $4.8 million for the quarter ended September 30, 2005. This gain is a result of the net gain from the sale of eight banking facilities and the closure of another facility.

Year-To-Date

Noninterest income (summarized in Table 4) increased by $19.4 million or 11.3% for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in 2005 is attributable to higher trust and securities processing fees, service charges and bankcard fees, as well as one-time gains.

Trust and securities processing fees increased $5.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is primarily a result of higher fund administration and processing fees of $3.2 million and additional fee income related to the UMB Scout Funds of $1.4 million. The amount of UMB Scout Fund fee income increased as a result of increased flows into the funds of $659 million for the first nine months of 2005. Management believes that the overall quality of both its investment management and UMB Scout Funds will continue to attract both increased and new investable dollars to its assets under management. The Company continues to put a special emphasis on selling the UMB Scout Funds through its institutional channels through the Company’s dedicated sales force. Although any forecast of future growth of such funds is uncertain, management believes that the continued efforts of the sales force will continue to bring additional inflows into the Scout Funds.

Service charges on deposit accounts increased $4.4 million, or 8.0% for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in fees was primarily related to an increase in individual overdraft income of $5.5 million. This increase was partially offset by decreases in corporate service charge income as a result of higher earnings credits on compensating balances maintained by corporate customers. The recent interest rate increases have had a negative impact on fees within this business sector. Management believes that if rates continue to increase, income related to corporate service charges will decrease in the future. Management believes that although the volume of service charge income as a result of non-sufficient funds and overdrafts will continue to be strong, the large increases will get smaller as the change to the overdraft fee structure was implemented in September 2004. Additionally, management believes that cash management income will be challenged due to a shift of customer payments from paper to electronic. Although the Company has focused significant resources into maintaining its cash management income levels, the external challenges facing the Company make the impact of these changes to its income uncertain.

Brokerage fee income relates primarily to fee income from the sale of annuity and mutual fund products. Brokerage fee income decreased by $1.5 million, or 24.3% from 2004. This large percentage decrease is primarily attributable to a $0.7 million decrease in 12b-1 fees primarily related to employee benefit accounts that were sold in February 2004 to Marshall & Ilsley. Additionally, overall brokerage fees decreased by approximately $0.8 million due to decreased demand for annuity products.

Bankcard fees increased by $1.3 million, or 5.4%, for the nine months ended September 30, 2005 as compared to the same period in 2004. This increase is a result of a $1.9 million increase in interchange fees during 2005 partially offset by lower ATM and other card fee income.

The Company’s net gain on sale of assets and deposits is $8.8 million for the year. In the first quarter of 2005, the Company recorded a $2.4 million gain on the sale of a banking facility to the city of Kansas City under threat of condemnation for purposes of a new downtown arena. The remaining income is primarily from the net gains from the sale of eight additional banking facilities and the closure of two facilities. The Company also sold a parcel of land next to an existing Kansas City, Missouri branch. In 2004, a gain of $1.9 million was recognized primarily from the sale of parking facility under threat of condemnation.

Gains on sale of employee benefit accounts increased $2.8 million for the nine months ended September 30, 2005 as compared to the same period in 2004. This is due to income recognition from the final earnout payment related to the sale of employee benefit accounts to Marshall & Ilsley. Income of $3.6 million was recorded in the first quarter of 2005. Under the terms of the contract for the sale of the employee benefit accounts, this final earnout payment was due to the Company based upon gross revenues received by those employee benefit accounts retained by Marshall & Ilsley from February 2004 to February 2005. Income of $0.8 million was recorded related to this sale in 2004.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Salaries and employee benefits	$47,821	$47,271	$148,232	$144,593
Occupancy, net	6,841	6,643	19,728	19,542
Equipment	11,115	11,175	32,843	32,819
Supplies, postage and telephone	5,288	5,461	16,518	16,690
Marketing and business development	3,473	3,825	10,040	11,280
Processing fees	6,233	5,213	17,320	15,514
Legal and consulting	1,890	1,669	5,613	6,082
Amortization of other intangibles	185	185	557	556
Other	7,090	5,489	20,311	15,336

Total noninterest expense	$89,936	$86,931	$271,162	$262,412

Quarter-To-Date

Noninterest expense increased $3.0 million, or 3.5%, for the three months ended September 30, 2005 compared to the same period in 2004 primarily as a result of increases in processing fees and other expense.

Processing fees increased $1.0 million, or 19.6% for the quarter ended September 30, 2005 as compared to the same quarter in 2004. Processing fees are up primarily due to the inflows in Scout Funds causing an increase in related shareholder servicing and other administration fees paid to investment advisors.

Other noninterest expense consists of several items among which include charitable contributions, bankcard expenses, regulatory fees and other non-credit related operating losses net of recoveries. For the third quarter of 2005, each of these categories had increases over the same quarter in 2004. The impact of these increases amounted to a $1.6 million increase in other expense for the third quarter of 2005 compared to the same quarter in 2004.

Year-To-Date

Noninterest expense (summarized in table 5) increased $8.8 million, or 3.3% for the year-to-date September 30, 2005 compared to the same period in 2004 due primarily to increases in salaries and benefits, processing fees and other expense as described below. These increases were partially offset by a decrease in marketing and business development expenses.

Salaries and employee benefits expenses increased by $3.6 million, or 2.5% year-to-date September 30, 2005 as compared to the same period in 2004. In the first quarter of 2005, the Company offered a VSP to certain employees. Most eligible employees had until March 31, 2005 to accept the terms of such program. In the first nine months of 2005, a charge of $4.4 million was taken related to such program. Additionally, new short-term and long-term incentives plans have added $2.5 million in expense in 2005 as compared to 2004. These increases have been off-set by decreases in employees. The number of full-time equivalent employees declined by 161 to 3,447 at September 30, 2005 as compared to 3,608 at September 30, 2004.

Marketing and business development expenses decreased by approximately $1.2 million, or 11.0%, from 2004. This is primarily attributable to a plan by management to lower overall advertising costs of the Company in 2005 as compared to 2004 through decreases of most of the regional and line of business advertising expenditures. This decrease was partially offset by an increase in charitable contributions and sponsorships as discussed below.

Processing fee expenses increased by $1.8 million, or 11.6% for the nine months ended September 30, 2005 as compared to the same period in 2004. This increase is primarily attributable to increases in shareholder servicing and other administration fees paid to investment advisors related to the Scout Funds.

Other expense increased by $5.0 million over 2004. This increase is primarily attributable to increases in bankcard expenses, contributions and non-credit related operating losses net of recoveries. Bankcard expenses are higher due to increased activity volume and rebate programs. Charitable contributions have increased as management has focused on improving sponsorships in the communities within the Company’s footprint.

Income Tax Expense

Income tax expense increased by $8.8 million for the nine months ended September 30, 2005 as compared to the same period in 2004. The effective tax rate is 27.4% in 2005 as compared to 17.9% in 2004. For the three months ended September 30, 2005, income tax expense increased $4.5 million compared to the third quarter of 2004. The effective tax rate for the third quarter was 26.7% in 2005 compared to 10.4% in 2004. The increase in effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2005 as compared to 2004; and the $1.8 million tax effect of federal rehabilitation tax credits received in the third quarter of 2004.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major lines of business: Commercial Banking and Lending, Corporate Services, Banking Services, Consumer Services, Asset Management, and Investment Services Group. The lines of business in the second quarter of 2004 were Commercial Banking, Retail Banking, Trust and Wealth Management, and Investment Services Group. Management changed the lines of businesses in the fourth quarter of 2004 to better reflect the current organizational structure. This resulted in breaking Commercial Banking into three separate sectors: Commercial Banking and Lending, Corporate Services, and Banking Services. This breakout was done to better reflect how the Company markets its products and services as well as adding more granularity to help management to better identify the primary drivers of the Company’s profitability. In addition, the Company merged consumer oriented business lines into the Retail Banking Business Segment and created Consumer Services. Finally, to reflect its desire to focus on both Personal and Institutional lines of business, the Trust and Wealth Management Business Segment has been renamed Asset Management. Under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the prior year information has been reclassified to conform to the 2005 reporting structure. The lines of business are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other lines of business.

Table 6

NET INCOME (LOSS) BY LINE OF BUSINESS (unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Line of Business
Commercial Banking & Lending	$6,236	$4,865	$16,057	$14,265
Corporate Services	7,047	5,680	20,853	19,675
Banking Services	414	1,617	2,081	6,813
Consumer Services	6,215	(929)	6,857	(6,311)
Asset Management	2,150	1,880	4,387	5,177
Investment Services Group	1,672	1,822	6,740	4,675
Treasury and Other Adjustments	(7,563)	(2,927)	(15,612)	(13,114)

Total Consolidated Company	$16,171	$12,008	$41,363	$31,180

Commercial Banking and Lending serves the commercial lending/leasing as well as the capital markets needs of the Company’s middle market businesses and governmental entities by offering various products and services. Commercial Banking and Lending’s net income year-to-date increased $1.8 million, or 12.6% compared to 2004. Net interest income increased $2.3 million compared to 2004 due to increases in commercial loans and recent interest rate increases. Provision for loan losses decreased slightly because management believes that the ALL reserve is adequately funded for the current loan portfolio mix and the number of non-performing loans decreased. Noninterest income increased $0.5 million compared to 2004. Management believes that its renewed sales focus and an anticipated improving economy will spur an increase in both loan commitments and outstanding loan balances which will generate increased net interest income in the future. Noninterest expense increased $1.1 million, or 5.6% primarily because of an increased focus on advertising and charitable contributions allocated to this segment in order to attract new commercial customers. Additionally, the Company’s recognition of expense related to the VSP caused an increase in salaries.

Corporate Services meets the treasury management, treasury services as well as the corporate trust and security transfer needs of its commercial clients. Corporate Services’ net income for the year increased by $1.2 million, or 6.0% compared to 2004. Net interest income increased $2.0 million, or 6.5% due to increases in interest bearing deposits and the corresponding positive effect of repricing of earning assets in a rising rate environment. Noninterest income increased $1.0 million, or 2.2%. The increase is primarily related to the increase in commercial credit card income from increased volume and increases in corporate trust income. Noninterest expense increased by $1.8 million, or 3.2% compared to 2004. This increase was primarily due to an increase in depreciation and salaries. Management continues to focus efforts to increase service charge income despite pressures from rising interest rates.

Banking Services provides products and services to both the Company’s customer base as well as selling the same products and services through its correspondent banking network. Banking Services’ net income for the year decreased $4.7 million, or 69.5% compared to 2004. This decline is due to decreases in net interest income of $1.8 million and decreases in noninterest income of $1.1 million and increases in noninterest expense of $1.8 million. Net interest income decreased primarily because of a decline in the correspondent bank deposit balances and a shift in deposit mix from noninterest bearing deposits to interest bearing repurchase agreements. If this trend continues, future increases in interest rates would continue to have an adverse effect on net interest income. Noninterest income is down 4.7% due to decreases in bond trading income and deposit service charge income. Noninterest expense increased 8.5% because of increases in salary due to the VSP and increases in pricing from the Federal Reserve Bank.

Consumer Services delivers a full range of products and services through the Company’s bank branch and ATM network. Consumer Services’ net income increased $13.2 million year-to-date compared to 2004. Net interest income increased 4.25% during this period. Consumer loans grew approximately 6.5% for the year primarily in indirect auto loans and home equity loans. Consumer deposits grew approximately 3.4% for the year mostly in money market accounts. There has also been a shift of deposits during the year from interest bearing to noninterest bearing resulting in a reduction of interest expense. Provision for loan losses decreased $2.4 million due to the ALL reserve being adequately funded for the current loan portfolio mix and a reduction in non-performing loans. Noninterest income increased $9.9 million or 21.7% primarily due to sales and closures of banking facilities. Additionally, increases in overdraft and insufficient funds fee income were recognized due to fee increases in the second quarter of 2005 and changes in the overdraft fee structure initiated in 2004. Noninterest expense increased $1.6 million, or 1.5% primarily from the VSP. Management believes this segment will continue to improve net interest margin by growing noninterest bearing deposits and having an additional sales focus on variable rate loan products.

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning and investment management services to individuals and institutional customers. Asset Management’s net income decreased $0.8 million year-to-date compared to the same period of 2004. Noninterest income increased $1.5 million, or 4.4% offset by a 2.0 million, or 6.9% increase in noninterest expense year-to-date. An increase in net cash inflows to the UMB Scout Funds has increased fee income compared to the same period last year. Noninterest expense increased this year due to increases in salary and benefits from the VSP; higher commissions and higher mutual fund shareholder meeting expenses. Further, servicing and other administration fees paid to investment advisors of the UMB Scout Funds have increased as these fees are based on asset values. Management has had great success in its efforts to increase cash inflows to the UMB Scout Funds and will continue to focus sales efforts to continue this trend. In March 2005, the UMB Scout Funds held a shareholder meeting to approve changes to the individual fund structures and organization. The most significant change related to fee unbundling. In the past, Scout Investment Advisors, a wholly-owned subsidiary of the Company, collected a fee from the funds and was responsible for paying expenses on behalf of the funds. Effective April 1, 2005, Scout Investment Advisors charges an advisory fee and the individual funds pay direct expenses including accounting, administration, transfer agency and audit fees. The Company anticipates the overall decrease in expenses paid by the Company will be greater than the reduced revenue received. Therefore, overall net income should increase.

Investment Services Group provides a full range of services for mutual funds, hedge funds, separate accounts and commingled funds to a wide range of investment advisors, independent money managers, broker/dealers, banks, third-party administrators, insurance companies and other financial service providers. Investment Services Group’s net income increased $2.1 million year-to-date compared to 2004. Net interest income rose $1.4 million, or 28.3% due primarily to interest income associated with investing the additional deposits generated from this line of business. Noninterest income increased $2.8 million, or 11.3% primarily from the addition of new clients during the past year. Management believes the new clients added will continue to increase fee income the remainder of 2005, subject to uncertainties in the mutual fund and alternative investment markets. Noninterest expense increased $2.2 million, or 8.6% due to increased staffing and processing costs in support of the new clients added.

Treasury and Other Adjustments includes asset and liability management activities and other miscellaneous items of a corporate nature not allocated to specific business lines. The net loss for the Treasury and Other category was $15.6 million for the nine months ended September 30, 2005, compared to a net loss of $13.1 million for the same period in 2004. The net loss for the two periods includes unallocated income tax expense for the consolidated Company and the income from the employee benefit accounts sold in 2004.

Balance Sheet Analysis

Total assets of the Company declined $717.1 million as of September 30, 2005 compared to December 31, 2004 and increased $215.7 million compared to September 30, 2004. The decrease from December to September is a result of lower deposits and securities sold under agreement to repurchase related to public entities. This fluctuation is primarily driven by the cyclical trend due to public fund tax deposit inflows, which are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31, 2004
	2005	2004
Total assets	$7,087,925	$6,872,262	$7,805,006
Loans, net of unearned interest	3,368,146	2,822,791	2,869,224
Total investment securities	2,637,729	2,741,382	3,764,011
Total earning assets	6,311,190	5,952,441	6,945,865
Total deposits	5,006,741	4,779,029	5,388,238
Total borrowed funds	1,184,685	1,144,564	1,566,477

Loans

Total loan balances have increased $498.9 million or 17.4% compared to December 31, 2004, and $545.4 million or 19.3% compared to September 30, 2004. These increases were a result of increased focus on new commercial and consumer loan relationships, as well as an emphasis on home equity lines of credit.

Loans represent the Company’s largest source of interest income. In addition to growing the Commercial Loan Portfolio, management has focused on its consumer and middle market business as these market niches represent its best opportunity to cross-sell fee-related services, such as cash management. Management has developed a new incentive plan for loan officers, as well as increased loan authority for regional presidents. Management expects the loan growth to improve net interest margin due to the higher interest rates on loans compared to those available in the securities market.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within the Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this report.

Securities

Securities available for sale and securities held to maturity comprised 42%, 46% and 54% respectively, of the earning assets as of September 30, 2005, September 30, 2004 and December 31, 2004. Loan demand and public deposits are the primary factors impacting changes in the level of security holdings.

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

Deposits and Borrowed Funds

Deposits increased $227.7 million from September 30, 2004, and decreased $381.5 million from December 31, 2004. Noninterest bearing deposits increased $120.2 million and decreased $61.7 million, and interest bearing deposits increased $107.5 and decreased $319.8 million compared to September 30, 2004 and December 31, 2004, respectively.

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

Borrowed funds increased $40.1 million compared to the September 30, 2004, and decreased $381.8 million from December 31, 2004. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings other than repurchase agreements are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.1 billion at September 30, 2005 and 2004 and $1.5 billion at December 31, 2004. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $830.9 million at September 30, 2005, compared to $819.6 million at September 30, 2004 and $819.2 million at December 31, 2004. The Company’s Board of Directors authorized at its April 26, 2005, April 29, 2004 and April 18, 2003 meetings the repurchase of the Company’s common stock up to one million shares during the 12 months following each respective meeting. During the nine months ended September 30, 2005 and 2004, the Company acquired 150,677 shares and 64,631 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 risk-based capital ratio of 17.09% and total risk-based capital ratio of 17.97% substantially exceed the regulatory minimums of 6% and 10% for Tier 1 risk-based capital and total risk-based capital ratios, respectively.

For further discussion of capital and liquidity, please see “Liquidity Risk” of Item 3 in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements discussed above (unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
RATIOS
Return on average assets	0.79%	0.60%	0.91%	0.71%
Return on average equity	6.68	5.08	7.71	5.83
Average equity to assets	11.79	11.90	11.84	12.25
Tier 1 risk-based capital ratio	17.09	18.91	17.09	18.91
Total risk-based capital ratio	17.97	20.03	17.97	20.03
Leverage ratio	11.28	11.47	11.28	11.47

The Company’s per share data is summarized in the table below.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Per Share Data
Earnings basic	$1.92	$1.44	$0.75	$0.55
Earnings diluted	1.91	1.43	0.75	0.55
Cash dividends	0.66	0.63	0.22	0.21
Dividend payout ratio	34.55%	43.75%	29.33%	38.18%
Book value	$38.56	$37.85	$38.56	$37.85

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see Note 5, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2004.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2004 Annual Report of Form 10-K for the fiscal year ended December 31, 2004.

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

Market Value of Equity (Net Portfolio Value) Modeling

The Company uses the Net Portfolio Value to measure and manage interest rate sensitivity. The Net Portfolio Value measures the degree to which the market values of the Company’s assets and liabilities will change given a change in interest rates. This model is designed to represent, as of the respective date selected, the increase or decrease in the market value of assets and liabilities that would result from a hypothetical change in interest rates on such date. The Company uses a hypothetical rate change (rate shock) of 100 basis points and 200 basis points up or down. To perform these calculations, the Company uses the current loan, investment and deposit portfolios. The Company then makes certain cash flow assumptions regarding non-maturity deposits based on historical analysis, and management’s outlook. The Company also analyzes loan prepayments and other market risks from industry estimates of prepayment yields and other market changes. Table 9 sets forth, for September 30, 2005 and 2004 and December 31, 2004, the increase or decrease (as applicable) in Net Portfolio Value that would be caused by the following hypothetical immediate changes in interest rates on such date: an immediate increase of 200 basis points; an immediate increase of 100 basis points; an immediate decrease in 200 basis points; and an immediate decrease of 100 basis points, respectively.

Net Portfolio Value changes as of September 30, 2005 reflect that the Company is less sensitive to both interest rate increases and decreases compared to September 30, 2004 and December 31, 2004. The Company should benefit from rate increases because a majority of its earning assets and deposits reprice within twelve months. The indicated benefit from rising rate on Net Portfolio Value may not necessarily translate into improved earnings over the near-term.

Table 9

MARKET RISK (unaudited, dollars in thousands)

	Net Portfolio Value
Hypothetical change in interest rate (in Basis Points) (Rate Shock)	September 30, 2005			September 30, 2004			December 31, 2004
	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change	Amount	Dollar Change	Percent Change
200	$1,773,489	$143,349	8.79%	$1,676,993	$181,309	12.12%	$1,817,077	$201,738	12.49%
100	1,701,815	71,675	4.40	1,586,339	90,655	6.06	1,716,208	100,869	6.24
Static	1,630,140	—	—	1,495,684	—	—	1,615,339	—	—
(100)	1,534,835	(95,306)	(5.85)	1,367,372	(128,312)	(8.58)	1,468,201	(147,138)	(9.11)
(200)	1,439,529	(190,611)	(11.69)	1,239,061	(256,623)	(17.16)	1,321,062	(294,277)	(18.22)

Net Interest Income Modeling

Another tool used to measure interest rate risk and the effect of interest rate changes on net interest income and net interest margin is Net Interest Income Simulation Analysis. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward or downward gradual change of market interest rates over a one year period. These simulations include assumptions about how the balance sheet is likely to change with changes in loan and deposit growth. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Because the results of these simulations can be significantly influenced by the assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions. Due to the low level of interest rates, the scenarios that simulate a 100 basis point decrease and a 200 basis point decrease could not be completed as of September 30, 2004. Table 10 shows the net interest income increase or decrease over the next twelve months as of September 30, 2005 and 2004 and December 31, 2004. The three periods show that if rates rise 100 or 200 basis points, net interest income will increase.

Table 10

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (in Basis Points) (Rate Shock)	September 30, 2005 Amount of change	September 30, 2004 Amount of change	December 31, 2004 Amount of change
200	$2,406	$4,536	$4,753
100	1,203	2,268	2,377
Static	—	—	—
(100)	(1,604)	(5,126)	(3,160)
(200)	(3,208)	—	(6,320)

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $58.0 million as of September 30, 2005 compared to $76.8 million as of September 30, 2004 and $59.9 million as of December 31, 2004.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was negligible as of September 30, 2005 and 2004 and December 31, 2004.

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company has foreign currency risks as a result of foreign exchange contracts. Please see Note 5 “Commitments, Contingencies and Guarantees” in the Notes to the Condensed Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company had nonperforming loans of $6.1 million at September 30, 2005. A decrease of $3.5 million at September 30, 2005, compared to September 30, 2004 and a decrease of $4.0 million compared to December 31, 2004.

The Company had other real estate owned as of September 30, 2005 of $35,000 as compared to none as of September 30, 2004 and December 31, 2004. Loans past due more than 90 days totaled $3.6 million as of September 30, 2005, compared to $3.0 million as of September 30, 2004 and $3.0 million as of December 31, 2004.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

TABLE 11

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,				December 31, 2004
	2005		2004
Nonaccrual loans	$6,086		$9,282		$9,752
Restructured loans	—		313		298

Total nonperforming loans	6,086		9,595		10,050
Other real estate owned	35		—		—

Total nonperforming assets	$6,121		$9,595		$10,050

Loans past due 90 days or more	$3,635		$3,034		$3,028
Allowance for Loans Losses	39,715		45,070		42,723

Ratios
Nonperforming loans as a % of loans	0.18%		0.34%		0.35%
Nonperforming assets as a % of loans plus other real estate owned	0.18		0.34		0.35
Nonperforming assets as a % of total assets	0.09		0.14		0.13
Loans past due 90 days or more as a % of loans	0.11		0.11		0.11
Allowance for loan losses as a % of loans	1.18		1.60		1.49
Allowance for loan losses as a multiple of nonperforming loans	6.53	x	4.70	x	4.25	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence in the Company’s operations that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $2.5 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2005 was $2.4 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to the Company’s disclosure controls and procedures and internal control over financial reporting. The Company has a Code of Ethics that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of ethics.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended September 30, 2005, of equity securities that are registered by the Company:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2005	71	$61.13	71	880,544
August 1-August 31, 2005	13,677	64.05	13,677	866,867
September 1-September 30, 2005	2,250	64.95	2,250	864,617

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

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Christopher G. Treece
Christopher G. Treece
Senior Vice President, Controller
(Authorized Officer and Chief Accounting Officer)

Date: November 8, 2005