Form 10-K
period 2005-12-31
UMB FINANCIAL CORP
filed 2006-03-15
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, $1.00 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $849,535,488 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $1.00 Par Value	21,430,077

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 25, 2006, are incorporated by reference into in Part III of this Form 10K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the “Company”) was organized as a corporation in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956. In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Company owns all of the outstanding stock of five commercial banks, a brokerage company, a reinsurance company, a community development corporation, a consulting company, a mutual fund servicing company and fifteen other subsidiaries.

The five commercial banks are engaged in general commercial banking business entirely in domestic markets. Two of the banks are in Missouri, one bank in Kansas, one bank in Colorado, and one bank in Arizona. The principal subsidiary bank, UMB Bank, n.a., whose principal office is in Missouri, also has branches in Illinois, Kansas, Nebraska and Oklahoma. The banks offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal subsidiary bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities.

The table below sets forth the names and locations of the Company’s affiliate banks, as well as their respective total assets, total loans, deposits and shareholders’ equity as of December 31, 2005.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2005
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	120	$7,094,548	$2,855,008	$5,157,828	$549,325
UMB Bank, Warsaw, n.a.	4	81,642	29,708	56,326	5,687

Colorado
UMB Bank Colorado, n.a.	10	$521,345	$295,899	$417,349	$37,012

Kansas
UMB National Bank of America, n.a.	5	$600,412	$184,936	$441,808	$76,423

Arizona
UMB Bank Arizona, n.a.	1	$17,999	$16,030	$1,849	$9,861

Other Subsidiaries
UMB Community Development Corporation
UMB Banc Leasing Corp.
UMB Scout Brokerage Services, Inc.
UMB Scout Insurance Services, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
Scout Investment Advisors, Inc.
UMB Fund Services, Inc.
UMB Consulting Services, Inc.

UMB Bank and Trust, n.a.
Kansas City Realty Company
Kansas City Financial Corporation
UMB Redevelopment Corporation
UMB Realty Company, LLC
UMB National Sales Corporation
Grand Distribution Services, LLC
UMB Distribution Services, LLC
Warsaw Financial Corporation

UMB Fund Services, Inc. (formerly known as Sunstone Financial Group Inc.), located in Milwaukee, Wisconsin, is a mutual fund service provider to nearly 40 fund groups representing approximately 140 funds and alternative investment companies.

United Missouri Insurance Company, an Arizona corporation, is a reinsurance company that reinsures credit life and disability insurance originated by affiliate banks. UMB Community Development Corporation provides loans to qualified small businesses in low to moderate income areas in Missouri, Kansas, Illinois, Nebraska, Oklahoma and Colorado. UMB Consulting Services, Inc. offers regulatory and compliance assistance to regional banks.

On a full-time equivalent basis at December 31, 2005, the Company and its subsidiaries employed 3,433 persons.

Segment Information.    Financial information regarding the Company’s six segments is included in Note 12 to the Consolidated Financial Statements provided in Item 8, pages 67 through 70 of this report.

Competition.    The Company faces intense competition from hundreds of financial service providers in the markets served. The Company competes with other traditional and non-traditional financial service providers including banks, savings and loan associations, finance companies, mutual funds, mortgage banking companies and credit unions. Customers for banking services and other financial services offered by the Company are generally influenced by convenience of location, quality of service, personal contact, price of services and availability of products.

Monetary Policy and Economic Conditions.    The operations of the Company’s affiliate banks are affected by general economic conditions, as well as the monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which affects interest rates and the supply of money available to commercial banks. Monetary policy measures by the Federal Reserve Board are affected through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements.

Supervision and Regulation.    As a bank holding company and a financial holding company, the Company (and its subsidiaries) are subject to extensive regulation and are affected by numerous federal and state laws and regulations.

Supervision.    The Company is subject to regulation and examination by the Federal Reserve Board (FRB) and the Federal Reserve Bank of Kansas City. Its five subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). UMB Scout Insurance Services, Inc. is regulated by state agencies in the states in which it operates. The FRB possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Company’s banks, not the Company’s shareholders. The Company is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Corporation and its subsidiaries, the preparation and certification of the Company’s consolidated financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters. The Company’s brokerage affiliate, UMB Scout Brokerage Services, Inc., is regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., and the Missouri Division of Securities; it is also subject to certain regulations of the various states in which it transacts business. It is subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the self-regulatory organizations to which it has delegated certain regulatory authority may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purpose of regulation of securities broker/dealers is the protection of customers and the securities market, rather than the protection of stockholders of broker/dealers.

Limitation on Acquisitions and Activities.    The Company is subject to the Bank Holding Company Act of 1956 as amended (BHCA), which requires the Company to obtain the prior approval of the Federal Reserve Board to (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of any class of voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company. The BHCA also imposes significant limitations on the scope and type of activities in which the Company and its subsidiaries may engage. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act of 1999 (GLB Act), a bank holding company, all of whose controlled depository institutions are “well-capitalized” and “well-managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.

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

A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. Also, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity if it shows that the activity does not pose a substantial risk to the safety and soundness of insured depository institutions or the financial system. Under the GLB Act, subsidiaries of financial holding companies engaged in non-bank activities are supervised and regulated by the federal and state agencies which normally supervise and regulate such functions outside of the financial holding company context.

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

Other Regulatory Restrictions & Requirements.    A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, with limited exceptions. There are also various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. The Company and its subsidiaries are also subject to certain restrictions on issuance, underwriting and distribution of securities. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. Also, under cross-guaranty provisions of the Federal Deposit Insurance Act (FDIA), bank subsidiaries of a bank holding company are liable for any loss incurred by the Federal Deposit Insurance Corporation (FDIC) insurance fund in connection with the failure of any other bank subsidiary of the bank holding company.

The Company’s bank subsidiaries are subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991, which expanded the regulatory and enforcement powers of the federal bank regulatory agencies. These laws require that such agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Company’s bank subsidiaries are also subject to a number of consumer protection laws and regulations of general applicability, as well as the Bank Secrecy Act and USA Patriot Act, which is designed to identify, prevent and deter international money laundering and terrorist financing.

The rate of interest a bank may charge on certain classes of loan is limited by law. At certain times in the past, such limitations have resulted in reductions of net interest margins on certain classes of loans. Federal laws also impose additional restrictions on the lending activities of banks, including the amount that can be loaned to one borrower or related group.

All five of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency (OCC). In addition, the national banks are subject to examination by The Federal Reserve System. All such banks are members of, and subject to examination by, the Federal Deposit Insurance Corporation (FDIC).

Payment of dividends by the Company’s affiliate banks to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2005, approximately $14,186,000 of the equity of the Company’s banks was available for distribution as dividends to the Company without prior regulatory approval or without reducing the capital of the respective banks below prudent levels.

Each of the Company’s subsidiary banks are subject to the Community Reinvestment Act (the “CRA”) and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and-moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its bank subsidiaries.

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

The Company is required to maintain minimum amounts of capital to various categories of assets, as defined by the banking regulators. At December 31, 2005, the Company was required to have minimum Tier 1 capital, Total capital, and leverage ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 16.14%, 16.99%, and 10.96%, respectively.

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

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The Company’s banks must be well-capitalized and well-managed in order for the Company to remain a financial holding company. To be well-capitalized, a bank must maintain a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater. The capital ratios and classifications of each of the Company’s five banks as of December 31, 2005, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 (6% or greater)	Total Risk-Based (10% or greater)
UMB Bank, n.a.	8.61%	12.37%	13.20%
UMB Bank Colorado, n.a.	7.65%	9.70%	10.73%
UMB National Bank of America, n.a.	13.89%	31.92%	32.67%
UMB Bank Warsaw, n.a.	7.69%	14.33%	15.28%
UMB Bank Arizona, n.a.	95.38%	59.49%	60.52%

The Company is required to maintain minimum balances with the FRB for each of its subsidiary banks, and no interest is paid by the FRB on such balances. These balances are calculated from reports filed with the respective FRB for each affiliate. At December 31, 2005, the Company held $30,020,000 at the FRB.

Deposit Insurance and Assessments.    The deposits of each of the Company’s five subsidiary banks are insured by an insurance fund administered by the FDIC, in general up to a maximum of $100,000 per insured deposit. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC’s assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

Limitations on Transactions with Affiliates.    The Company and its non-bank subsidiaries are “affiliates” within the meaning of Sections 23A and 23B of the Federal Reserve Act. The amount of loans or extensions of credit which a bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

Other Banking Activities.    The investments and activities of the Company’s subsidiary banks are also subject to regulation by federal banking agencies, regarding investments in subsidiaries, investments for their own account (including limitations in investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, types of interest bearing deposit accounts offered, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

Fiscal & Monetary Policies.    The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. It is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are: conducting open market operations in United States government securities; changing the discount rates of borrowings of depository institutions; imposing or changing reserve requirements against depository institutions’ deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.

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

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 15 through 46 of this report.

Executive Officers of the Registrants.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
J. Mariner Kemper	33	Chairman and CEO of the Company since May 2004. Chairman of the Company’s Western Region since January 2004. Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company since 2000). President of UMB Bank Colorado from 1997 to 2000.

Peter J. Genovese	59	Vice Chairman of the Eastern Region UMB Bank, n.a. since January 2004. President of the Company from January 2000 to January 2004. Vice Chairman of the Board of the Company since 1982. Chairman and Chief Executive Officer of UMB Bank of St. Louis, n.a. (a former subsidiary of the Company) from 1979 to 1999.

Peter J. deSilva	44	President and Chief Operating Officer of the Company since January 2004 and Chairman and Chief Executive Officer of UMB Bank, n.a. since May 2004. Previously with Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Bradley J. Smith	50	Executive Vice President of Consumer Services, UMB Bank, n.a. since January 2005. Executive Vice President of Retail and Corporate Services, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 2000 through 2005. Executive Vice President of Retail Banking, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 1997 through 2003.

James A. Sangster	51	President of UMB Bank, n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1993 to 1999. Executive Vice President prior thereto.

Douglas F. Page	62	Executive Vice President of the Company since 1984 and Divisional Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

James C. Thompson	63	Divisional Executive Vice President of UMB Bank, n.a. since July 1994. Executive Vice President of UMB Bank of St. Louis, n.a. since 1989.

Dennis R. Rilinger	58	Divisional Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

Joseph G. Gazzoli	53	Executive Vice President of Asset Management Division of UMB Bank, n.a. since June 2004. Executive Vice President of the Company and Chairman of UMB Bank St. Louis since January 2004. President and Chief Executive Officer TIAA-CREF Trust Company, F.S.B. from 1998 through 2004. TIAA-CREF Trust Company, F.S.B. is a subsidiary of TIAA-CREF, a financial services company primarily serving higher education and research.

David D. Kling	59	Divisional Executive Vice President of UMB Bank, n.a. since 1997.

Vince J. Ciavardini	50	Vice Chairman of Board of the Company and President and CEO of Investment Services Group since 2002. President and CEO of PFPC, Inc. 1982 to 2001, which provides fund services to the investment management industry.

Name	Age	Position with Registrant
Michael D. Hagedorn	39	Executive Vice President and Chief Financial Officer of the Company since March 2005. Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group from April 2001 to March 2005. Senior Vice President and Chief Financial Officer of Wells Fargo Bank Iowa, n.a. from April 1999 to April 2001.

Christopher G. Treece	37	Senior Vice President, Controller, and Tax Director of the Company since December 2004. Vice President and Tax Director of the Company from September 2003 to December 2004. Director of RSM McGladery, Inc. from September 1996 to September 2003.

A discussion of recent acquisitions is included in Note 15 to the Consolidated Financial Statements provided in Item 8 on page 72 of this report.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.  RISK FACTORS

Our business routinely encounters and addresses risks. Some of such risks may give rise to occurrences that cause our future results to be materially different than we presently anticipate. In the following paragraphs, we describe our present view of certain important strategic risks, although the risks below are not the only risks we face. If any of such risks actually occur, our business, results of operations, financial condition and prospects could be affected materially and adversely. These risk factors should be read in conjunction with our management’s discussion and analysis, beginning on page 16 hereof, and our consolidated financial statements, beginning on page 47 hereof.

General economic conditions, such as economic downturns or recessions, could materially impair our customers’ ability to repay loans, harm our operating results and reduce our volume of new loans.    Our profitability depends significantly on economic conditions. Economic downturns or recessions, either nationally, internationally or in the states within our footprint, could materially reduce our operating results. An economic downturn could negatively impact demand for our loan and deposit products, the demand for insurance and brokerage products, the number of customers who cannot pay interest or principal on their loans and the demand for our other fee-based services. The fee revenue of our asset management segments including income from our Scout Investment Advisors and UMB Fund Services, Inc. subsidiaries, are largely dependent on both inflows to, and the fair value of, assets invested in the UMB Scout Funds and the fund clients to whom we provide services. General economic conditions can affect investor sentiment and confidence in the overall securities markets which could adversely affect asset values, net flows to these funds and other assets under management. Our bankcard revenues are dependent on transaction volumes from consumer and corporate spending to generate interchange fees. An economic downturn could negatively affect the amount of such fee income. Our banking services group is affected by corporate and consumer demand for debt securities which can be adversely affected by changes in general economic conditions. To the extent loan charge-offs exceed our estimates, an increase to the amount of expense provided related to the allowance for loans would reduce income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in Part II, Item 7A for a discussion of how we monitor and manage credit risk.

Changes in interest rates could affect our results of operations.    A significant portion of our net income is based on the difference between interest earned on earning assets (such as loans and investments) and interest paid on deposits and borrowings. These rates are sensitive to many factors that are beyond our control, such as general economic conditions, policies of various governmental and regulatory agencies, such as the Federal

Reserve Bank. Changes in interest rates greatly affect the amount of income earned and the amount of interest paid. Changes in interest rates also affect loan demand, the prepayment speed of loans, the purchase and sale of investment bonds and the generation and retention of customer deposits. A rapid increase in interest rates could result in interest expense increasing faster than interest income because of differences in maturities of assets and liabilities. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A for a discussion of how we monitor and manage interest rate risk.

We are exposed to operational risk.    Operational risk could adversely affect our profitability. Operational risk includes reputation risk, legal and compliance risk, risk of fraud or theft by employees or outsiders and transaction processing and system errors. We rely on the ability of our employees and systems to properly process a high number of transactions involving large sums of money. In the event of a breakdown in internal control systems, inappropriate access and improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action or incur damage to our reputation. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A for a discussion of how we monitor and manage operational risk.

We face strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.    In addition to the challenge of competing against local, regional and national banks in attracting and retaining customers, our competitors also include brokers, mortgage bankers, mutual fund sponsors, securities dealers, investment advisors and specialty finance and insurance companies. The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of several factors, including transaction execution, products and services, innovation, reputation and price. We may experience pricing pressures as a result of these factors and as some of our competitors seek to increase market share by reducing prices on products and services or increasing rates paid on deposits.

The shift from paper-based to electronic-based payment business may be difficult and negatively affect earnings.    In today’s payment environment, checks continue to be the payment of choice; however, checks as a percent of the total payment volume are declining and the payment volume is shifting to electronic alternatives. Check products are serviced regionally due to the physical constraints of the paper document; however, electronic documents are not bound by the same constraints, thus opening the geographic markets to all providers of electronic services. To address this shift, new systems are being developed and marketed which involve significant software and hardware costs. It is anticipated that we will encounter new competition, and any competitor that attracts the payments business of our existing customers will compete strongly for the remainder of such customers’ banking business.

We are subject to extensive regulation in the jurisdictions in which we conduct our businesses.    We are subject to extensive state and federal regulation, supervision and legislation that govern most aspects of our operations. Laws and regulations, and in particular banking, securities and tax laws, may change from time to time. Such changes may negatively impact our future results of operations and may also have an impact on our ability to achieve our strategic objectives. Actions by regulatory agencies could cause us to devote significant time and resources to compliance and could lead to penalties and withdrawal of certain products or services offered in the market.

Liquidity is essential to our businesses and we rely on the securities market and other external sources to finance a significant portion of our operations.    Liquidity affects our ability to meet our financial commitments. Our liquidity could be substantially negatively affected by an inability to increase deposits or obtain additional funds through borrowing. Factors that we cannot control, such as disruption of the financial markets or negative views about the general financial services industry could impair our ability to raise funding. If we are unable to raise funding using the methods described above, we would likely need to sell assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets on a timely basis, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations. Our liquidity and funding policies have been designed to ensure that we maintain sufficient liquid financial resources to continue to conduct our business for an extended period in a stressed liquidity environment. If our liquidity and funding policies are not adequate, we may be unable to access sufficient financing to service our financial obligations when they come due, which could have a material adverse franchise or business impact. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how we monitor and manage liquidity risk.

Inability to hire or retain qualified employees could adversely affect our performance.    Our people are our most important resource and competition for qualified employees is intense. Employee compensation is our greatest expense. We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our results of operations. If compensation costs required to attract and retain employees become unreasonably expensive, our performance, including our competitive position, could be materially adversely affected.

Changes in accounting standards could impact reported earnings.    The accounting standard setting bodies, including the Financial Accounting Standards Board and other regulatory bodies periodically change the financial accounting and reporting standards affecting the preparation of our consolidated financial statements. These changes are not within our control and could materially impact our consolidated financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM  2.  PROPERTIES

The Company’s headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and was opened in July 1986. Of the 250,000 square feet, 183,000 square feet is occupied by offices of the parent company, UMB Financial Corporation, as well as some customer service functions. The remaining 67,000 square feet of space is either leased or available for lease to third parties. Presently, the Company is seeking to lease 50,000 square feet of the headquarters building.

Other main facilities of UMB Bank, n.a. are located at 928 Grand Boulevard (185,000 square feet), 906 Grand Boulevard (140,000 square feet), and 1008 Oak Street (180,000 square feet) all in downtown Kansas City, Missouri. The 928 Grand and 906 Grand buildings house support functions. The 928 Grand building finished a major rehabilitation during 2004. The 928 building is also connected to the company’s headquarters building by an enclosed elevated pedestrian walkway. The 1008 Oak building, which opened during the second quarter of 1999, houses the Company’s operations, item processing, and data processing functions.

UMB Bank, n.a. is leasing 64,263 square feet in the Equitable Building, which is located in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full service banking center and is home to operations and administrative support functions as well.

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,135 square feet in Milwaukee, Wisconsin, at which its fund services operations are headquartered.

At December 31, 2005, the Company’s affiliate banks operated a total of five main banking centers with 135 detached facilities, the majority of which are owned by the Company. The ability to obtain strategic new banking facilities in key growth areas within the Company’s footprint could affect future performance.

Additional information with respect to premises and equipment is presented in Note 1 and 8 to the Consolidated Financial Statements in Item 8, pages 52 and 60 of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ National Market System under the symbol “UMBF.” As of February 28, 2005, the Company had 1,901 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2005	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.22	$0.22	$0.22	$0.25
Book value	37.68	38.36	38.56	38.78
Market price:
High	58.00	58.48	66.61	68.49
Low	52.89	53.45	56.95	61.50
Close	56.92	57.03	65.68	63.91

Per Share

2004	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.21	$0.21	$0.21	$0.22
Book value	38.02	37.18	37.85	37.85
Market price:
High	52.05	52.89	51.99	58.90
Low	46.68	48.01	46.46	47.36
Close	50.70	51.62	47.67	56.66

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is contained in Item 1, page 6 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 62 and 63 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, page 85 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2005:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2005	3,057	$66.73	3,057	861,560
November 1—November 30, 2005	53,529	65.14	53,529	808,031
December 1—December 31, 2005	15,256	65.38	15,256	792,775

On April 26, 2005 the Company announced a plan to purchase up to one million shares of common stock. This plan will terminate on April 26, 2006. The Company has not made any repurchases other than through this plan. The Company typically executes all share repurchases in accordance with the safe-harbor provisions of Rule 10b-18 of the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 16 through 40, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

	2005	2004	2003	2002	2001
EARNINGS
Interest Income	$271,911	$219,454	$235,863	$294,483	$384,876
Interest Expense	83,621	40,350	42,684	76,452	145,147
Net interest income	188,290	179,104	193,179	218,031	239,729
Provision for loan losses	5,775	5,370	12,005	16,738	14,745
Noninterest income	251,873	228,103	245,919	232,206	223,523
Noninterest expense	358,069	350,102	351,106	360,949	369,373
Minority interest in loss of subsidiary	—	—	—	—	11,800
Net income	56,318	42,839	58,879	57,173	65,230

AVERAGE BALANCES
Assets	$7,094,319	$6,927,929	$7,150,135	$7,589,065	7,366,444
Loans, net of unearned interest	3,130,813	2,781,084	2,588,794	2,632,850	2,929,061
Securities	2,918,445	3,033,732	3,556,388	3,897,717	3,213,772
Deposits	5,135,968	4,976,037	5,280,203	5,527,836	5,410,264
Long-term debt	34,820	17,579	17,384	27,466	29,049
Shareholders’ equity	829,412	821,556	808,472	794,202	748,739

YEAR-END BALANCES
Assets	$8,247,789	$7,805,006	$7,749,419	$8,035,559	$8,730,934
Loans, net of unearned interest	3,393,404	2,869,224	2,722,292	2,657,532	2,814,388
Securities	3,461,983	3,823,931	3,782,463	4,210,043	4,604,422
Deposits	5,920,822	5,388,238	5,636,125	5,846,947	6,375,510
Long-term debt	38,471	21,051	16,280	26,302	27,388
Shareholders’ equity	833,463	819,182	811,923	802,800	768,577

PER SHARE DATA
Earnings—basic	$2.61	$1.98	$2.70	$2.59	$2.95
Earnings—diluted	2.60	1.97	2.70	2.58	2.95
Cash Dividends	0.91	0.85	0.81	0.80	0.76
Dividend payout ratio	34.87%	42.93%	30.00%	30.89%	27.12%
Book Value	$38.78	$37.85	$37.43	$36.52	$34.73
Market price
High	68.49	58.90	51.49	50.10	43.52
Low	52.89	46.46	36.25	36.20	32.86
Close	63.91	56.66	47.54	38.26	40.00

Return on average assets	0.79%	0.62%	0.82%	0.75%	0.89%
Return on average equity	6.79	5.21	7.28	7.20	8.71
Average equity to average assets	11.69	11.86	11.31	10.47	10.17
Total risk-based capital ratio	16.99	19.20	20.25	18.88	15.97

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2005. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic and political conditions, either nationally, internationally or in the Company’s footprint, may be less favorable than expected;

•	changes in the interest rate environment;

•	changes in the securities markets;

•	changes in operations;

•	competitive pressures among financial services companies may increase significantly;

•	changes in technology may be more difficult or expensive than anticipated;

•	legislative or regulatory changes may adversely affect the Company’s business;

•	changes in the ability of customers to repay loans;

•	changes in loan demand may adversely affect liquidity needs;

•	changes in employee costs; and

•	changes in accounting rules.

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

Results of Operations

Overview

The average loan to deposit ratio of the Company’s subsidiary banks has been, and is expected to continue be lower than industry average. The Company plans to continue its efforts to further diversify its fee-based operations to help reduce the Company’s exposure to changes in interest rates. This includes asset and treasury management, investment services, deposit service charges and other fee-based services.

As some of the Company’s fee-based businesses are the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income, particularly in trust, mutual fund servicing and investment management areas of the Company. To counter this market risk, the Company took action in several areas. In 2005, the Company aligned its brokerage and personal wealth management groups to better position itself to serve its customers. In 2005, the Company added 12 actively managed mutual funds and 14 passively managed investments to its asset management offerings. The Company benefited from record net flows of $842 million into the UMB Scout Funds (which are managed by a subsidiary of the Company) during the year, more than twice the $305 million of net flows registered in 2004, and almost ten times the net flows in 2002. Also, the Company’s mutual fund servicing business had strong sales from both existing and new customers throughout 2005 due to a renewed effort on sales in 2004 and 2005.

During 2005, the Company focused on helping customers transition from paper payment options to electronic payment solutions by providing innovative products and services such as paycard and remote deposit capture. Additionally, the Company is investing in a significantly upgraded treasury management platform in order to enable enhanced information reporting and transaction initiation via the Internet; improve control of service through online self-administration; and strengthen system security. The Company has also adopted a wholesale health savings and flexible spending account strategy focusing on healthcare providers and third-party administrators. This strategy resulted in UMB achieving several prominent customer wins. These items did not have a significant impact on 2005 earnings, but are enabling the Company to position itself with respect to fee-based income in future years.

The interest rate environment has a direct impact on the Company’s net interest income as the Company’s balance sheet is structured to be both very liquid and short in duration. This position adversely impacts the Company’s net interest income in a declining rate environment. As rates increase, liabilities will typically reprice more quickly than assets which puts pressure on overall net interest income. However, in an increasing rate environment, this position should, over time, benefit the Company. Management believes that once rates stabilize at a higher rate, then net interest income will improve. Item 7a, Quantitative and Qualitative Disclosures about Market Risk, discusses in detail the impact of rising and declining rates on net interest income.

On the expense side, management initiated a Voluntary Separation Plan (VSP) in early 2005 for certain individuals to take early retirement. Over 100 associates participated in this plan. Although this plan had a one-time cost of approximately $4.4 million in 2005, ongoing savings are anticipated. At this time, management does not anticipate offering the VSP in 2006 or future years. A comprehensive board-approved incentive plan was also introduced in 2005 to encourage associates to focus on profitable activities.

Additionally, management implemented a branch rationalization strategy in 2005 in which we sold eleven branches, closed five branches and opened four new branches in strategic locations. This had a favorable impact on 2005 income as a result of the net gains from the sales and closures. Along with this strategy, a renewed focus has been placed on the branch distribution network across the Company footprint. This has enabled the Company to experience growth outside of its main headquarters in Kansas City, MO.

The Company is also facing increased competition from other banks in its markets as well as other competitors such as non-bank financial institutions, brokers, insurance companies and investment advisory firms.

The Company faces intense local, regional and national competition for retail customers and competes nationally with respect to its trust and asset management business. This increased competition continues to have the impact of compressing margins and income from the Company’s fee based businesses. As this competition is anticipated to continue, management is addressing these competitive concerns through the implementation of new core systems in 2005 and 2006 including customer relationship management; corporate treasury management; imaging and other network improvements.

Earnings Summary

The Company recorded consolidated net income of $56.3 million for the year ended December 31, 2005. This represents a 31.5 percent increase over 2004. Net income for 2004 decreased 27.2 percent compared to 2003. Basic earnings per share for the year ended December 31, 2005 were $2.61 per share compared to $1.98 in 2004 and $2.70 in 2003. Basic earnings per share for 2005 increased 31.8 percent over 2004 per share earnings, which had decreased 26.7 percent over 2003. Fully diluted earnings per share for the year ended December 31, 2005, were $2.60 per share compared to $1.97 in 2004 and $2.70 in 2003.

The Company’s net interest income increased to $188.3 million in 2005 compared to $179.1 million in 2004 and $193.2 million in 2003. The $9.2 million increase in net interest income in 2005 as compared to 2004 is primarily a result of a favorable volume variance partially offset by an unfavorable rate variance. See Table 1 on pages 19 and 20. The volume variance was mostly driven by an 18.3 percent increase in loans and loans held for sale in 2005 as compared to 2004. Although interest rates increased during 2005, the Company experienced an unfavorable rate variance in 2005 as compared to 2004 as its liabilities repriced more quickly than its assets. The Company anticipates that its yields will continue to slowly improve if rates gradually rise or remain stable. The $14.1 million decrease in net interest income in 2004 as compared to 2003 was primarily a result of an unfavorable rate variance caused by margin compression triggered by historically low interest rates. See Table 1 on pages 19 and 20.

The Company had an increase of $23.8 million, or 10.4 percent in noninterest income in 2005 as compared to 2004 and a $17.8 million, or 7.2 percent decrease in 2004 compared to 2003. The increase in 2005 as compared to 2004 is primarily a result of increases in trust and securities processing due to increased inflows into the UMB Scout funds; increases in service charges as a result of a new overdraft program; net gains on the sales and closures of banking facilities and gain on the sale of employee benefit accounts. The decrease in 2004 from 2003 was the result of a few reasons. The Company sold its merchant bankcard discount operation in 2003, which processed credit and debit card activity for commercial and retail merchants, and realized a one-time gain of $8.3 million. Decreases in fee-based income contributed to the remaining decrease in noninterest income for 2004 compared to 2003. The most significant decrease in fee-based income was related to trust and securities processing which experienced a decrease due to the gain recognized from the sale of the employee benefit accounts in early 2004.

Noninterest expense increased in 2005 by $8.0 million, or 2.3 percent compared to 2004 and decreased in 2004 by $1.0 million, or 0.3 percent compared to 2003. The $8.0 million increase from 2004 was partially attributable to a $4.4 million charge for the VSP offered by the Company in 2005. Additionally, there were increases in processing fees (largely due to an increase in shareholder servicing and other administration fees paid to investment advisors related to the Scout Funds); bankcard expenses (linked to enhanced rebate programs for consumer and commercial card customers); and other expense (non-operating charge-offs and charitable contributions). These increases were partially offset by personnel related efficiencies and a decrease in marketing and business development expense. The $1.0 million decrease in 2004 as compared to 2003 was primarily due to lower salaries and employee benefit accounts as fully realized from the sale of the employee benefits business as well as other personnel related efficiencies. This decrease in salaries and benefits was partially offset by increases in occupancy (largely due to the refurbishment of the headquarters’ building in Kansas City and the construction of new branches), equipment, legal and consulting and processing fees (linked to the Company’s upgrading of its core operating systems); and marketing expenses (the Company’s creation of its branding strategy as well as product support).

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2005, 2004 and 2003.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest free funding sources. Table 2 analyzes net interest rate margin for the three years ended December 31, 2005, 2004 and 2003. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2001 through 2005 are presented in a table following the footnotes to the Consolidated Financial Statements. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

Table 1

RATE-VOLUME ANALYSIS (in thousands)

This analysis attributes changes in net interest income either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in net interest income is due jointly to both volume and rate and has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. All rates are presented on a tax-equivalent basis and give effect to the disallowance of interest expense for federal income tax purposes, related to certain tax-free assets. The loan average balances and rates include nonaccrual loans.

Average Volume		Average Rate		2005 vs. 2004	Increase (Decrease)
2005	2004	2005	2004		Volume	Rate	Total
				Change in interest earned on:
$3,130,813	$2,781,084	5.66%	4.91%	Loans	$19,765	$20,792	$40,557
				Securities:
2,230,559	2,351,227	2.91	2.46	Taxable	(3,506)	10,567	7,061
629,576	615,176	4.72	4.67	Tax-exempt	739	334	1,073
228,177	280,305	3.50	1.57	Federal funds sold and resell agreements	(1,823)	5,414	3,591
60,144	69,163	3.91	3.15	Other	(352)	527	175

6,279,269	6,096,955	4.49	3.76	Total	14,823	37,634	52,457
				Change in interest incurred on:
3,248,695	3,110,432	1.60	0.87	Interest-bearing deposits	2,217	22,823	25,040
1,029,063	1,050,891	2.85	1.16	Federal funds purchased and repurchase agreements	(623)	17,831	17,208
49,368	36,052	4.36	3.13	Other	580	443	1,023

$4,327,126	$4,197,375	1.93%	0.96%	Total	2,174	41,097	43,271

				Net Interest income	$12,649	$(3,463)	$9,186

Average Volume		Average Rate		2004 vs. 2003	Increase (Decrease)
2004	2003	2004	2003		Volume	Rate	Total
				Change in interest earned on:
$2,781,084	$2,588,794	4.91%	5.31%	Loans	$9,611	$(10,301)	$(690)
				Securities:
2,351,227	2,771,882	2.46	2.56	Taxable	(10,331)	(2,793)	(13,124)
615,176	735,907	4.67	5.24	Tax-exempt	(3,390)	(2,531)	(5,921)
280,305	146,469	1.57	1.16	Federal funds sold and resell agreements	2,096	592	2,688
69,163	50,433	3.15	3.04	Other	583	55	638

6,096,955	6,293,485	3.76	3.98	Total	(1,431)	(14,978)	(16,409)
				Change in interest incurred on:
3,110,432	3,492,038	0.87	0.95	Interest-bearing deposits	(3,320)	(2,795)	(6,115)
1,050,891	950,569	1.16	0.87	Federal funds purchased and repurchase agreements	1,161	2,757	3,918
36,052	41,161	3.13	3.07	Other	(160)	23	(137)

$4,197,375	$4,483,768	0.96%	0.95%	Total	(2,319)	(15)	(2,334)

				Net Interest income	$888	$(14,963)	$(14,075)

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2005	2004	2003
Average earning assets	$6,279,269	$6,096,955	$6,293,485
Interest-bearing liabilities	4,327,126	4,197,375	4,483,768

Interest-free funds	$1,952,143	$1,899,580	$1,809,717

Free funds ratio (free funds to earning assets)	31.09%	31.16%	28.76%

Tax-equivalent yield on earning assets	4.49%	3.76%	3.98%
Cost of interest-bearing liabilities	1.93	0.96	0.95

Net interest spread	2.56%	2.80%	3.03%
Benefit of interest-free funds	0.60	0.30	0.27

Net interest margin	3.16%	3.10%	3.30%

The Company experienced an increase in net interest income of $9.2 million, or 5.1 percent, for the year 2005 compared to 2004. This followed a decline of $14.1 million, or 7.3 percent, for the year 2004 compared to 2003. As illustrated in Table 1, the 2005 increase is primarily a result of a favorable volume variance due mostly to a $350 million, or 12.6 percent, increase in average loan balances. The increase in interest rates also had a corresponding increase in the rate variance for earning assets. However, the same increase in rates affected liabilities repricing more quickly than asset repricing, causing an overall unfavorable rate variance for 2005 as compared to 2004. As illustrated in Table 1, the 2004 decrease in net interest margin as compared to 2003 is mostly due to an unfavorable rate variance. Interest rates hit a low in mid-2004 before beginning to increase in the second half of 2004. Although the duration of the Company’s portfolio is relatively short, an increase in rates has a more immediate impact on liabilities than it does assets. On the liability side, a significant portion of the Company’s funding sources reprice frequently (in particular, interest-bearing demand and savings and federal funds purchased and repurchase agreements). To illustrate the asset side, at the end of 2005, 57.8 percent of the Company’s loans are fixed rate loans (see Table 17 on page 43) and the average maturity of the investment portfolio is 23 months (see discussion under “Securities” on page 31).

Management believes that the overall outlook in its net interest income is positive. The highest yielding assets, loans, have increased from an average of $2.87 billion at the end of 2004 to an average of $3.39 billion at the end of 2005. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio as, by design, its investment portfolio is very short in duration and liquid in its composition of assets. If rates continue to increase, the rate impact on both loans and investment yields will be favorable. Given the term of the Company’s earning assets, a sustained higher rate environment has historically had a positive impact on the Company’s net interest income and management expects that this will occur in the future. Management is continuing a strategic initiative to emphasize commercial and consumer loan growth through marketing, product enhancements and streamlining the approval process for its consumer loan product suite. These efforts are designed to increase volumes of new applications and booked loans.

During 2006, approximately $984 million of securities are expected to mature and be reinvested. Management believes that the securities portfolio continues to be an opportunity for both interest income and yield improvement, depending upon rate changes. In late 2004, management adopted a portfolio modification plan designed to improve interest income by extending the average life of its investment portfolio. The Company intends to continue to implement this extension strategy over the course of the next three to five quarters. The original plan called for a modest extension of 6 to 12 months to the average portfolio life. The total investment portfolio had an average life of 23.0 months and 15.3 months as December 31, 2005 and December 31, 2004, respectively. This increase is a result of implementing the extension strategy. It should be noted that the Company has a significant portfolio of extremely short-term discount notes as of the end of both 2005 and 2004. These securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At December 31, 2005, the amount of such discount notes was approximately $840 million, and without these discount notes, the average life of the core investment portfolio would have been 30.4 months. At December 31, 2004, the amount of such discount notes was approximately $1.0 billion, and without these discount notes, the average life of the core investment portfolio would have been 21.0 months. Therefore, the core investment portfolio, without the short-term discount notes, had an increase in average life of 9.4 months in 2005. Continued implementation of this plan is subject to market conditions including the existing yield curve and a sufficient supply of securities with acceptable risk/reward characteristics. The effectiveness of this plan is uncertain as it is dependent upon future market conditions including interest rate changes.

Overall, if interest rates continue to rise at a measured pace and given the term and changing mix of the Company’s balance sheet, management expects net interest income to increase. Management believes the Company will obtain additional improvement in net interest income once rates stabilize.

Provision and Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents management’s judgment of the losses inherent in the Company’s loan portfolio. The provision for loan losses is the amount necessary to adjust its ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, migration analysis, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company’s subsidiaries.

In 2004, the Company partially decentralized its loan approval process by increasing the lending authority limits of its regions. However, the Company maintained its centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, larger loan requests are still centrally reviewed to ensure the consistent application of the loan policy and standards.

Management of the Company expensed an additional $0.4 million, or 7.5 percent, related to the provision for loan losses in 2005 as compared to 2004. This compares to a $6.6 million, or 55% decrease in the provision for loan losses in 2004 as compared to 2003. As illustrated on Table 4 below, the ALL decreased from 1.49% of total loans as of December 31, 2004 to 1.20% of total loans as of December 31, 2005. This decrease was due to both a sustained decrease in nonperforming loans as a percentage of total loans in 2005, as well as continued low charge-offs in 2005, 2004 and 2003 (See Table 4 below).

As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. In the opinion of management, the ALL is appropriate based on the inherent losses in the loan portfolio at December 31, 2005. Although no assurance can be given, management of the Company believes the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions, and does not anticipate material increases in the ALL or in the level of provisions to the ALL in the near future. Future economic conditions and borrowers’ ability to meet their obligations, however, are uncertainties which could affect the Company’s ALL and/or need to change its current level of provision.

Table 3

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan categories. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category.

	December 31
Loan Category	2005	2004	2003	2002	2001
Commercial	$28,445	$17,325	$22,550	$20,050	$18,050
Consumer	10,726	20,806	19,644	16,278	16,587
Real estate	1,572	4,292	1,200	900	900
Agricultural	32	250	50	50	50
Leases	50	50	50	50	50

Total allowance	$40,825	$42,723	$43,494	$37,328	$35,637

Table 4 presents a five-year summary of the Company’s ALL. Also, please see Credit Risk under Risk Management on pages 43 and 44 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2005	2004	2003	2002	2001
Allowance-beginning of year	$42,723	$43,494	$37,328	$35,637	$31,998
Provision for loan losses	5,775	5,370	12,005	16,738	14,745
Charge-offs:
Commercial	(2,261)	(2,150)	(2,320)	(8,483)	(4,764)
Consumer
Bankcard	(5,925)	(5,541)	(6,175)	(6,118)	(6,613)
Other	(1,918)	(2,050)	(2,825)	(3,746)	(5,378)
Real estate	(3)	(4)	(17)	(13)	(5)

Total charge-offs	(10,107)	(9,745)	(11,337)	(18,360)	(16,760)
Recoveries:
Commercial	443	1,257	2,998	457	1,820
Consumer
Bankcard	1,008	1,129	1,097	1,307	1,373
Other	981	1,217	1,294	1,507	2,204
Real estate	2	1	109	21	256
Agricultural	—	—	—	21	1

Total recoveries	2,434	3,604	5,498	3,313	5,654

Net charge-offs	(7,673)	(6,141)	(5,839)	(15,047)	(11,106)

Allowance-end of year	$40,825	$42,723	$43,494	$37,328	$35,637

Average loans, net of unearned interest	$3,130,813	$2,781,084	$2,558,794	$2,632,850	$2,929,061
Loans at end of year, net of unearned interest	3,393,404	2,869,224	2,722,292	2,657,532	2,814,388
Allowance to loans at year-end	1.20%	1.49%	1.60%	1.40%	1.27%
Allowance as a multiple of net charge-offs	5.32	x	6.96	x	7.45	x	2.48	x	3.21	x
Net charge-offs to:
Provision for loan losses	132.87%	114.36%	48.64%	89.90%	75.32%
Average loans	0.25	0.22	0.23	0.57	0.38

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are non-credit related and are not directly affected by fluctuations in interest rates. Fee-based services provide the opportunity to offer multiple products and services to customers and, therefore, more closely align the customer with the Company. The Company’s ongoing focus is to develop and offer multiple products and services to its customers. Fee-based services that have been emphasized include trust and securities processing, securities trading/brokerage and cash/treasury management. Management believes that it can offer these products and services both efficiently and profitably as most of these are driven off of common platforms and support structures.

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
	2005	2004	2003
Trust and securities processing	$82,430	$75,742	$86,490
Trading and investment banking	18,240	17,915	20,863
Service charges on deposit accounts	79,420	73,533	70,705
Insurance fees and commissions	3,326	3,487	3,704
Brokerage fees	5,933	7,731	9,637
Bankcard fees	33,362	31,435	31,655
Gain on sales of assets and deposits, net	9,237	2,185	—
Gain on sale of employee benefit accounts	3,600	1,240	233
Gain on sale of merchant discount operation	—	—	8,250
(Losses) Gains on sales of securities available for sale, net	(225)	141	824
Other	16,550	14,694	13,558

Total noninterest income	$251,873	$228,103	$245,919

Noninterest income (summarized in table 5) increased by $23.8 million, or 10.4 percent, in 2005 as compared to 2004. This compares to a decrease in noninterest income of $17.8 million, or 7.2 percent in 2004 as compared to 2003. The increase in noninterest income in 2005 as compared to 2004 is primarily a result of increases in fee based services including trust and securities processing; service charges on deposits and bankcard fees. Additional increases are a result of significant gains on the sales of assets and deposits, net (due to the sale of certain branch locations during 2005) and the sale of employee benefit accounts (the final earnout payment was received in early 2005).

The decrease in noninterest income in 2004 as compared to 2003 was primarily a result of a decrease in trading and investment banking, the sale of the merchant discount operation in December 2003, and a significant decline in 2004 trust income due to the sale of the employee benefit accounts in 2004. As the sale of the employee benefit accounts enabled the Company to avoid significant capital expenditures, management believes that this sale will not have a significant impact on future earnings.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and mutual fund assets servicing. These fees increased $6.7 million in 2005 compared to 2004 and decreased $10.7 million in 2004 compared to 2003. The increase in trust and securities processing fees in 2005 as compared to 2004 was primarily a result of two items. First, there was a $4.3 million increase in fund administration fees from UMB Fund Services as a result of services performed for new clients. The remaining increase is primarily attributable to increases in management fees from the UMB Scout Funds due to $842 million of net inflows into the funds during 2005. As the income from these two segments are mostly linked to the market value of assets, the related income will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout funds. The decrease in trust and securities processing in 2004 as compared to 2003 is primarily related to the sale of the Company’s employee benefits business and the loss of the assets under management from such employee benefit accounts.

Trading and investment banking consists mostly of fees earned from the sale of bonds to the Company’s correspondent bank and non-financial institution client base. Fees from such activity increased $0.3 million, or 1.8% in 2005 compared to 2004 and as compared to a decrease of $2.9 million, or 14.1 percent in 2004 compared to 2003. The 2004 decrease was mainly market driven as customers changed their positions of mortgaged backed securities, in 2003, due to the heavy refinancing of real estate loans. This returned to more normal trading levels in 2004 and 2005.

Service charges on deposit accounts increased $5.9 million, or 8.0 percent, in 2005 compared to 2004 and $2.8 million, or 4.0 percent, in 2004 compared to 2003. The increase in 2005 over 2004 was primarily a result of a $7.5 million increase in individual overdraft and return item charges partially offset by a decrease in corporate service charges. The increase in individual overdraft and return item charges is primarily due to pricing increases and changes in overdraft and collection procedures in the second half of 2004. As 2005 was the first full year of these new overdraft and collection procedures, the impact on future years is uncertain as it is greatly affected by customer behavior. This increase from overdraft and return item charges was partially offset by decreases in corporate service charges. Corporate service charge income was adversely affected by increases in earnings credits on compensating balances. Due to the increase in interest rates, the earnings credits on compensating balances also increased correspondingly. Management has implemented a new tiered earnings credit policy in January 2006 which should help mitigate the impact of future increases in interest rates. Another area of potential future growth relates to the Company’s HSA (Health Savings Account) and FSA (Flexible Spending Account) healthcare initiatives where the Company provides the payment mechanisms to support HSAs and FSAs. These accounts could favorably impact fee income, interchange fee from electronic payments and the amount of deposits and assets under management. To date, the Company has entered into agreements with certain major healthcare providers, but the volume of such business and revenues associated with it cannot be reasonably forecast. The increase in service charge income in 2004 as compared to 2003 is also related to the 2004 implementation of new overdraft procedures. Corporate service charge income is also affected by the shift of customer payments from paper to electronic Although the Company has focused significant resources into maintaining its cash management income levels, the external challenges facing the Company make the impact of these changes on its income uncertain.

Brokerage fees continue to decline. Brokerage fee income decreased by $1.8 million, or 23.3 percent in 2005 compared to 2004. Brokerage fee income declined by $1.9 million, or 19.8 percent in 2004 compared to 2003. The primary reason for this decline is the continued decline in retail brokerage fee income due to decreased demand. Management has attempted to address this trend by realigning the brokerage business with its Private Client Services division under new leadership. Management believes that this realignment will enable increases to future brokerage income through better distribution channels, as well as an increased sales focus.

Bankcard fees increased by $1.9 million in 2005 compared to 2004 after remaining relatively flat in 2004 as compared to 2003. The higher fees in 2005 reflect both an increase in overall card volume and the average per transaction dollar amount. In 2005, the credit card rebate programs were modified to encourage increased usage by both consumer and commercial customers. Additionally, the rise in gasoline prices as well as the general health of the economy impacted transaction activity. Continued growth in the commercial card segments and rapid transfer from offline to online debit card activity in the consumer segment is anticipated.

Gains on sales of assets and deposits, net, increased by $7.1 million in 2005 as compared to 2004 net gains of $2.2 million. There were no similar gains in 2003. The 2005 gains were primarily attributable to net gains on the sales of eleven banking facilities. Other gains in 2005 included a $2.4 million gain related to the condemnation sale of a downtown Kansas City banking facility to the city, as well as a $1.2 million gain on the sale of a portion of land related to another Kansas City banking facility. The gain in 2004 was primarily related to the condemnation sale of a downtown Kansas City parking lot.

Gains on sale of employee benefit accounts represent earnout payments received in 2005 and 2004 as a result of the sale of employee benefit accounts announced in May 2003. The accounts were transferred in the first month of 2004 and a gain of $1.2 million was recognized in such year. In the first quarter of 2005, an earnout payment of $3.6 million was received based on the income received during the first twelve months on accounts transferred in 2004.

Gain on sale of merchant discount operation was recorded in December 2003 for $8.3 million. Simultaneous with the sale of the merchant discount operation, a marketing agreement was executed whereby the Company receives a share of future merchant discount income. Therefore, management believes that this sale will not have a significant impact on future earnings.

Other income increased $1.9 million, or 12.6 percent, in 2005 compared to 2004 and increased $1.1 million, or 8.4 percent, in 2004 compared to 2003.

Noninterest Expense

Noninterest expense in 2005 increased $8.0 million, or 2.3 percent, compared to 2004, primarily due to a one-time charge related to the VSP, higher processing fees, bankcard fees and other noninterest expense items. These items were partially offset by decreases in salary and benefit costs, as well as a decrease in marketing and business development. Noninterest expense remained relatively flat in 2004 as compared to 2003 by decreasing by 0.3 percent, or $1.0 million. As discussed below, it is anticipated that noninterest expense will increase in 2006 primarily due to investments in technology and personnel.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
	2005	2004	2003
Salaries and employee benefits	$190,197	$189,876	$196,893
Occupancy, net	26,468	26,131	24,720
Equipment	44,031	43,422	42,645
Supplies and services	21,808	22,268	23,291
Marketing and business development	13,309	15,306	13,550
Processing fees	23,594	21,372	20,323
Legal and consulting	8,577	8,825	7,355
Bankcard	11,608	9,116	8,088
Amortization of intangibles	740	742	1,210
Other	17,737	13,044	13,031

Total noninterest expense	$358,069	$350,102	$351,106

Salaries and employee benefits increased a nominal $0.3 million, or 0.2 percent, in 2005 compared to 2004 and decreased $7.0 million in 2004 compared to 2003. Although the overall change in salary and benefit expense from 2004 to 2005 was small, there was a $4.4 million charge for payments made to employees under the VSP. These higher costs were offset by decreases in staffing levels during 2005. To illustrate, the Company’s full time equivalent employees dropped from 3,587 at year-end 2004 to 3,433 in 2005. Further improvements came from a $1.7 million decrease in health insurance related costs due primarily to the implementation of a new partially self-funded insurance program in 2005. In 2006, the implementation of new Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment” will impact the expense recognized from equity based compensation. It is anticipated that an additional $0.4 million of expense will be recognized in 2006 for stock options outstanding at December 31, 2005. Additional expense will be recognized for additional grants made in 2006. Further, the hiring of certain key strategic sales personnel in late 2005 and the anticipated hiring of additional strategic sales personnel in 2006 will have an unfavorable impact on salary expense in 2006. The decrease in salary and benefits in 2004 was primarily the result of the savings achieved through the reduction of staffing levels due to the sale of the Company’s employee benefit business. The number of full time equivalent employees dropped from 3,807 at year-end 2003 to 3,587 at year end 2004.

Occupancy, net expense remained relatively flat from 2005 as compared to 2004, but had increased by $1.4 million, or 5.7 percent in 2004 as compared to 2003. The increase in 2004 as compared to 2003 was due largely to the amortization of costs associated with the refurbishment of a building in the Company’s downtown Kansas City campus, as well as the construction of new branches. Additionally, rental income from our office buildings decreased significantly during 2004. Whether this decrease will continue into future years depends upon the Company’s ability to fully lease its vacant space, and the timing and conditions of any such leases are currently unknown.

Equipment costs have increased moderately in both 2005 and 2004. Equipment costs increased $0.6 million, or 1.4 percent, in 2005 compared to 2004 and increased $0.8 million, or 1.8 percent, in 2004 compared to 2003. The increases in 2005 and 2004 are primarily due to software upgrades to core systems. Due to commitments made to acquire or upgrade other core software systems (Check 21 imaging software; commercial treasury management software upgrades; voice over internet protocol software; interactive voice response software upgrades; and customer relationship management software), management anticipates equipment costs to increase during 2006.

Marketing and business development decreased $2.0 million, or 13.1 percent, in 2005 as compared to 2004 due to a management shift in television and other media advertising to more local community sponsorships. It is anticipated that although this decreased level will continue, it will be partially offset by increases in 2006 as a result of new marketing campaigns. Marketing expenses increased by $1.8 million in 2004 over 2003 due to brand positioning, product enhancement and support costs and an increased emphasis on business development.

Processing fees increased $2.2 million, or 10.4 percent, in 2005 compared to 2004 and increased $1.0 million, or 5.2 percent, in 2004 compared to 2003. The 2005 and 2004 increases were primarily the result of an increase in shareholder servicing and other administration fees paid to investment advisors related to the Scout Funds as a result of increases in assets under management for both years. The amount of such fees paid in future years is dependent upon assets under management (affected by both fund inflows as well as market values), and is expected to generally correlate to trends in the equity markets.

Legal and consulting fees were relatively flat in 2005 as compared to 2004, but had increased by $1.5 million, or 20.0 percent, in 2004 compared to 2003. The 2004 increase was primarily attributable to increased on-going legal costs associated with the Scout Funds and with professional fees associated with Sarbanes-Oxley Act of 2002 compliance.

Bankcard expenses increased by $2.5 million, or 27.3 percent, in 2005 as compared to 2004. Bankcard expenses had also increased by $1.0 million, or 12.7 percent, in 2004 as compared to 2003. The increases in both 2005 and 2004 are primarily attributable to the implementation of a new platinum rebate program in 2005 for individual customers and enhancements to the rebate program for corporate customers in 2004.

Other expenses increased $4.7 million, or 36.0 percent, in 2005 compared to 2004 and remained relatively flat in 2004 as compared to 2003. The significant increase in 2005 as compared to 2004 is a result of many items including: a $1.8 million increase in operational charge-offs primarily due to the new overdraft program; a $0.5 million increase in charitable contributions; and the remainder from a variety of non-operating charge-offs. Management does not anticipate that such non-operating charge-offs will repeat in 2006.

Income Taxes

Income tax expense totaled $20.0 million in 2005, compared to $8.9 million in 2004, and compared to $17.1 million in 2003. These expense levels equate to effective rates of 26.2 percent, 17.2 percent, and 22.5 percent for 2005, 2004, and 2003 respectively. The primary reason for the difference between the Company’s effective tax rate and the statutory tax rate is the effect of non-taxable income from municipal securities and state and federal tax credits realized. The increase in the effective tax rate in 2005 as compared to 2004 was a result of a $1.9 million reduction in federal and state rehabilitation tax credits and net tax-exempt income representing a smaller percentage of pre-tax net income. In 2005, tax-exempt income represented approximately 25.0 percent of pre-tax income as compared to 36.7 percent of pre-tax income in 2004. This had a 4.1 percentage point impact on the effective tax rate in 2005 as compared to 2004. The decline in the effective tax rate between 2004 and 2003 resulted mainly from a net $3.7 million reduction in federal and state tax expense as a result of federal and state historic rehabilitation tax credits received the renovation of a downtown Kansas City office building. The net effect of the sale of state historic rehabilitation tax credits was approximately $1.85 million in 2004. Further, the effective income tax rate for 2003 included a reduction in the tax reserve resulting from a reassessment of ongoing risks associated with tax matters. Management believes that the effective tax rate will increase slightly in 2006 as no significant federal or state tax credits are anticipated.

Strategic Segments

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Corporate Services, Banking Services, Consumer Services, Asset Management, and Investment Services Group. The segments are differentiated by both the customers and the products and services offered. Note 12 to the Consolidated Financial Statements describes how these segments are identified and presents financial results of the segments for the years ended December 31, 2005, 2004 and 2003. The Treasury and Other Adjustments category includes items not directly associated with any other segment.

Commercial Banking and Lending’s 2005 pre-tax net income decreased from 2004 by $1.3 million, or 6.3 percent, to $19.9 million. In 2004, the pre-tax net income increased from 2003 by $7.6 million, or 56.1 percent, to $21.2 million. For 2005, the decrease in net income was driven primarily by a decrease in net interest income of $1.1 million or 2.2 percent over 2004. This decrease was caused by higher funding costs associated with interest rate increases throughout the year. A higher provision for loan losses, due to increases in loan balances, also contributed to the reduction in net income. The net interest income increase in 2004 was due to the sustained low interest rate environment compared to 2003 and the corresponding impact on repricing of earning assets in that environment. The increase should be at a more measured pace than 2005. Slow improvement in net interest income is expected if interest rates continue to gradually rise or level off in 2006.

Corporate Services’ pre-tax net income increased $4.9 million to $29.5 million compared to a decrease of $9.6 million to $24.7 million in 2004. For 2005, the increase is largely due to higher net interest income of $5.8 million or 14.8 percent. The increase in 2005 is related to positive rate and volume variances compared to 2004 as interest rates rise. The decline in margin in 2004 was due to lower yields on deposit balances as interest rates remained at historically low levels last year. Challenges for this segment arise from competitive pressures, as well as the technological challenges due to the movement from paper to electronic processing. If interest rates continue to increase in 2006, pressure will be placed on deposit service charge income which is impacted by earnings credits. The Company has focused significant resources into creating and enhancing products to keep the Company in step with the client’s changing needs. Management believes Corporate Trust will expand its market share in regions where the Company has a physical presence outside of Kansas and Missouri due to an enhanced marketing emphasis. Management believes that the HSA product will be a source for growth in both deposit balances and noninterest income in 2006.

Banking Services’ pre-tax net income was $3.8 million in 2005, a decrease of $4.9 million from 2004. The 2004 net income decreased by $2.7 million from 2003. For 2005, the decrease is primarily attributable to a decrease in net interest income of $2.1 million and an increase in noninterest expense of $2.2 million. Net interest income is down due primarily to a $60 million, or 33%, decline in deposits as the increase in earnings credit rate decreased the required amount of compensating balances. A change in deposit mix from noninterest bearing deposits to interest bearing repurchase agreements also helped fuel this movement. This trend started in 2004 where net interest income decreased $0.5 million from 2003. If this trend continues, future increases in interest rates would have an adverse effect on interest margin. Noninterest expense is up due to VSP expenses as well as Fed pricing increases. Noninterest expense was up $0.4 million in 2004.

Consumer Services’ pre-tax net income increased $17.6 million to $9.5 million, compared to a loss of $8.1 million in 2004. The 2005 increase is attributable to a $12.2 million dollar increase in noninterest income, a $4.8 million increase in net interest income, and a $0.7 million increase in noninterest expense. Fee income increased as a result of net account growth, the implementation of new service charges on depository products and from the sale of banking facilities. The increase in the net interest income occurred as assets repriced in a higher interest rate environment and core deposits lagged. The Company continued to manage noninterest expenses very closely with emphasis on automation and staff efficiency. Management anticipates continued growth in service fee income in 2006. Consumer Services’ ability to increase net interest margin in 2006 will be dependent upon its ability to grow deposits and higher yielding consumer loans. Further, variable-rate consumer loan products such as home equity lines of credit will benefit in a rising interest rate environment. Management believes that noninterest expense will increase in 2006 as a result of planned new branch openings and the investment in new product lines.

Asset Management’s pre-tax net income was $5.8 million, which is a decrease of $0.2 million or 2.5% from 2004. This is compared to a $1.0 million decrease in income from 2003 to 2004. The $1.9 million increase in noninterest income from 2004 to 2005 was offset by a $1.7 million increase in noninterest expense and a $0.4 million decrease in net interest income. Noninterest income increased as a result of increased inflows into the Scout Funds. Noninterest expense also increased related to increased distribution fees from the funds related to the increased inflows of cash. These fees are driven by asset values maintained in the funds. Management has had success in its efforts to increase cash inflows to the UMB Scout Funds and will continue to focus sales efforts to continue this trend. In March 2005, the UMB Scout Funds held a shareholder meeting to approve changes to the individual fund structures and organization. The most significant change related to fee unbundling. In the past, Scout Investment Advisors, a wholly-owned subsidiary of the Company, collected a fee from the funds and was responsible for paying expenses on behalf of the funds. Effective April 1, 2005, Scout Investment Advisors charges an advisory fee and the individual funds pay direct expenses including accounting, administration, transfer agency and audit fees. The Company anticipates the overall decrease in expenses paid by the Company will be greater than the reduced revenue received. Therefore, overall net income should increase.

Investment Services Group’s pre-tax net income increased $2.0 million or 30.5 percent to $8.7 million in 2005, compared to a decrease of 24.7% to $6.7 million in 2004 from 2003. For 2005, the increase is mostly due to a $2.3 million increase in net interest income attributable to both higher interest rates and increased volume due to higher deposits. Net interest income was down in 2004 compared to 2003 due to lower average deposits maintained by mutual fund customers. Management believes that increased income from new customers added in 2005 will continue in 2006, depending upon the overall uncertainties within the mutual fund industry and the overall health of the equity markets.

The net loss for the Treasury and Other Adjustments category was $20.9 million for 2005, compared to a net loss of $16.2 million for 2004. The net loss for all years includes unallocated income tax expense for the consolidated Company. This segment includes the gain on the one-time sale of the merchant bankcard discount processing activity that appears as noninterest income in 2003. It also includes the one-time sale of the employee benefits accounts and federal and state rehabilitation tax credits during 2004.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances increased by $524.2 million in 2005 due to management’s effort to focus on new commercial and consumer loan relationships, as well as the overall improvement in the economy. Commercial and real estate loans had the most significant growth in outstanding balances in 2005 as compared to 2004

Included in Table 7 is a five-year breakdown of loans by type. (It should be noted that during the first quarter of 2003 the Company reviewed the classifications of loans to ensure that loans were properly recorded on the loan system, which resulted in the reclassification of $92 million in loans from the commercial category to the commercial real estate category.) Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 62.8 percent and 60.1 percent of total loans at the end of 2005 and 2004, respectively. The Company targets customers that will utilize multiple banking services and products.

Table 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2005	2004	2003	2002	2001
Commercial	$1,419,723	$1,147,831	$1,134,633	$1,300,762	$1,416,431
Agricultural	77,773	56,797	52,027	47,729	40,777
Leases	6,068	5,154	7,467	8,146	7,454
Real estate construction	47,403	27,205	18,519	13,952	15,267
Real estate—commercial	567,062	471,840	414,915	307,850	281,660

Total business-related	2,118,029	1,708,827	1,627,561	1,678,439	1,761,589

Bankcard	183,380	172,691	161,676	163,808	168,518
Other consumer installment	804,390	774,414	746,425	642,106	718,356
Real estate—residential	268,145	189,264	166,239	155,316	148,695

Total consumer-related	1,255,915	1,136,369	1,074,340	961,230	1,035,569

Loans before allowance and loans held for sale	3,373,944	2,845,196	2,701,901	2,639,669	2,797,158
Allowance for loan losses	(40,825)	(42,723)	(43,494)	(37,328)	(35,637)

Net loans before loans held for sale	3,333,119	2,802,473	2,658,407	2,602,341	2,761,521
Loans held for sale	19,460	24,028	20,392	17,863	17,230

Net loans and loans held for sale	$3,352,579	$2,826,501	$2,678,799	$2,620,204	$2,778,751

As a % of total loans and loans held for sale
Commercial	41.84%	40.00%	41.68%	48.95%	50.33%
Agricultural	2.29	1.98	1.91	1.80	1.45
Leases	0.18	0.18	0.27	0.31	0.26
Real estate construction	1.40	0.95	0.68	0.52	0.54
Real estate—commercial	16.71	16.44	15.24	11.58	10.01

Total business-related	62.42	59.55	59.78	63.16	62.59

Bankcard	5.40	6.02	5.94	6.16	5.99
Other consumer installment	23.71	26.99	27.42	24.17	25.53
Real estate—residential	7.90	6.60	6.11	5.84	5.28

Total consumer-related	37.01	39.61	39.47	36.17	36.80

Loans held for sale	0.57%	0.84%	0.75%	0.67%	0.61%

Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans represent the largest percent of total loans. Commercial loans increased in volume as well as percentage of total loans in 2005 from 2004. The increase is primarily a result of several factors including a renewed focus on sales efforts; a new incentive plan for loan officers and increased loan authority for regional presidents. Management anticipates loan growth in 2006 to be at a more measured pace than in 2005.

As a percentage of total loans, commercial real estate and real estate construction loans now comprises 18.1% of total loans, compared to 17.4% at the end of 2004. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

Bankcard loans have increased overall in 2005 as compared to 2004, but have decreased slightly as a percentage of total loans. The absolute increase in such loans represents the continued emphasis in this segment.

The increase in bankcard loans in 2004 was due primarily to increased promotional activity and reward programs. A significant portion of the decrease in volume of bankcard loans in 2003 and 2002 was caused by a reduction in the private label portion of the portfolio. This type of loan is generally less profitable than traditional bankcard loans and is likely to continue to decrease in volume.

Other consumer installment loans have also shown an increase in total amount outstanding, but have decreased as a percentage of loans. As many of these loans are linked to automobile financings, future loan volumes may be affected by the competitive environment including financing terms from auto makers, the overall economy and consumer debt levels. The effects of such factors are uncertain.

Real estate residential loans, although low in overall balances, have grown more rapidly than overall loan growth. The growth in these loans is primarily attributable to home equity lines of credits (HELOC). The HELOC growth is a result of the success of multiple promotions, as well as market penetration within the Company’s current customer base through its current distribution channels. Continued expansion of this portfolio is anticipated.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on pages 43 and 44 of this report.

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

Securities available for sale and securities held to maturity comprised 46.8% of earning assets as of December 31, 2005, compared to 54.1% at year-end 2004. Securities totaled $3.5 billion at December 31, 2005, compared to $3.8 billion at year-end 2004. Collateral pledging requirements for public funds and loan demand are expected to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 97.6% of the Company’s securities portfolio at December 31, 2005, compared to 95.3% at year-end 2004. In order to improve the yields of the securities portfolio, the Company has altered the mix and duration of its portfolio. The mix has changed by reducing the outstanding balances of U.S. Treasury Notes and moving to Mortgage-Backed Securities of U.S. Agencies and State and Political Subdivisions. Securities available for sale had a net unrealized loss of $33.9 million at year-end, compared to a net unrealized loss of $16.7 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, net of tax, as an unrealized loss of $21.6 million at year-end 2005, compared to an unrealized loss of $10.6 million for 2004.

The securities portfolio achieved an average yield on a tax-equivalent basis of 3.3% for 2005, compared to 2.9% in 2004 and 3.1% in 2003. The increase in yield is due to the replacement of lower yielding securities with higher yielding securities, as well as an increase in the average life of the portfolio. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The average life of the securities portfolio was 23.0 months at December 31, 2005 compared to 15.3 months at year-end 2004. As discussed above under Results of Operations, Net Interest Income on page 21, Management has adopted a portfolio modification plan designed to improve noninterest margin.

Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Footnote 4 on page 58 of this document). There are U.S. Treasury obligations, federal agency mortgage backed securities, and municipal securities that have had unrealized losses for greater than 12 months. These unrealized losses are a result of interest rate volatility in the markets and not related to the credit quality of the investments. The Company has the ability and intent to hold these investments until a recovery of fair value is achieved, which may be maturity. Therefore, management does not consider these securities to be other-than-temporarily impaired at December 31, 2005.

Table 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2005	Amortized Cost	Fair Value
U.S. Treasury	$537,399	$531,798
U.S. Agencies	1,260,924	1,256,227
Mortgage-backed	938,539	920,668
State and political subdivisions	620,193	614,505

Total	$3,357,055	$3,323,198

December 31, 2004	Amortized Cost	Fair Value
U.S. Treasury	$743,268	$736,632
U.S. Agencies	1,422,965	1,420,532
Mortgage-backed	986,835	978,833
State and political subdivisions	452,578	452,907

Total	$3,605,646	$3,588,904

	US Treasury Securities		US Agencies Securities		Mortgage-Backed Securities
December 31, 2005	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$423,504	2.12%	$950,979	4.00%	$47,117	3.61%
Due after 1 year through 5 years	108,294	3.13	305,248	4.01	804,561	4.03
Due after 5 years through 10 years	—	—	—	—	68,990	4.67
Due after 10 years	—	—	—	—	—	—

Total	$531,798	2.33%	$1,256,227	4.00%	$920,668	4.06%

	State and Political Subdivisions
December 31, 2005	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$163,330	4.16%	$1,584,930
Due after 1 year through 5 years	212,320	4.34	1,430,423
Due after 5 years through 10 years	173,921	5.15	242,911
Due after 10 years	64,934	5.88	64,934

Total	$614,505	4.68%	$3,323,198

	US Treasury Securities		US Agencies Securities		Mortgage-Backed Securities
December 31, 2004	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$227,483	1.78%	$1,215,691	2.24%	$235,869	3.06%
Due after 1 year through 5 years	509,149	2.18	204,841	2.80	742,840	3.44
Due after 5 years through 10 years	—	—	—	—	110	6.25
Due after 10 years	—	—	—	—	14	6.83

Total	$736,632	2.06%	$1,420,532	2.32%	$978,833	3.35%

	State and Political Subdivisions
December 31, 2004	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$173,659	2.97%	$1,852,702
Due after 1 year through 5 years	200,468	4.10	1,657,298
Due after 5 years through 10 years	78,780	4.77	78,890
Due after 10 years	—	—	14

Total	$452,907	3.78%	$3,588,904

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2005	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$29,815	$29,971	6.50%
Due after 1 year through 5 years	9,953	10,125	6.92%
Due after 5 years through 10 years	7,857	7,857	4.34%
Due over 10 years	19,412	19,412	5.59%

Total	$67,037	$67,365	6 yr. 0 mo.

December 31, 2004
Due in one year or less	$100,500	$101,445	6.46%
Due after 1 year through 5 years	42,949	44,263	6.57%
Due after 5 years through 10 years	6,924	6,924	4.25%
Due over 10 years	15,692	15,692	4.38%

Total	$166,065	$168,324	2 yr. 5 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position was $142.5 million at year-end 2005 compared to the net sold position at year-end 2004 of $0.

The Investment Banking Division of the Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $475.2 million in 2005 and $568.5 million in 2004.

At December 31, 2005, the Company held securities bought under agreements to resell of $284.1 million compared to $293.6 million at year-end 2004. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $110.6 million in 2005 and $253.9 million in 2004.

The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2005 were $64.4 million, compared to $67.3 million in 2004, and were recorded at market value.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments in order to attract and retain additional core deposits. A retail deposit campaign in mid-year was very successful in attracting new dollars and customers. Deposits totaled $5.9 billion at December 31, 2005 and $5.4 billion at year-end 2004. Deposits averaged $5.1 billion in 2005 and $5.0 billion in 2004. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest-bearing demand deposits averaged $1.9 billion during both 2005 and 2004. These deposits represented 36.8% of average deposits in 2005, compared to 37.5% in 2004. The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts do not earn interest, however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2005	2004
Maturing within 3 months	$344,399	$225,632
After 3 months but within 6	68,665	34,994
After 6 months but within 12	36,595	25,145
After 12 months	51,355	39,779

Total	$501,014	$325,550

Table 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2005	2004	2003	2002	2001
Amount
Noninterest-bearing demand	$1,887,273	$1,865,605	$1,788,165	$1,723,122	$1,775,720
Interest-bearing demand and savings	2,302,174	2,214,782	2,460,496	2,624,828	2,527,556
Time deposits under $100,000	658,421	668,896	779,473	892,164	823,385

Total core deposits	4,847,868	4,749,283	5,028,134	5,240,114	5,126,661
Time deposits of $100,000 or more	288,100	226,754	252,069	287,722	283,603

Total deposits	$5,135,968	$4,976,037	$5,280,203	$5,527,836	$5,410,264

As a % of total deposits
Noninterest-bearing demand	36.75%	37.49%	33.87%	31.17%	32.82%
Interest-bearing demand and savings	44.82	44.51	46.60	47.49	46.72
Time deposits under $100,000	12.82	13.44	14.76	16.14	15.22

Total core deposits	94.39	95.44	95.23	94.80	94.76
Time deposits of $100,000 or more	5.61	4.56	4.77	5.20	5.24

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Securities sold under agreements to repurchase totaled $1.3 billion at December 31, 2005, and $1.4 billion at year-end 2004. This liability averaged $971.5 million in 2005 and $975.1 million in 2004. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 12

SHORT-TERM DEBT (in thousands)

	2005		2004
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$80,000	3.99%	$105,865	2.16%
Repurchase agreements	1,280,942	3.70	1,400,135	1.85
Other	35,091	3.89	39,426	1.88

Total	$1,396,033	3.72%	$1,545,426	1.87%

Average for year:
Federal funds purchased	$57,596	3.23%	$75,757	1.26%
Repurchase agreements	971,467	2.83	975,134	1.15
Other	14,548	2.87	18,470	1.00

Total	$1,043,611	2.85%	$1,069,361	1.16%

Maximum month-end balance:
Federal funds purchased	$175,000		$370,214
Repurchase agreements	1,280,942		1,400,135
Other	48,610		69,866

The Company has twelve fixed-rate advances at December 31, 2005, from the Federal Home Loan Bank at rates of 3.80% to 7.61%. These advances, collateralized by Company securities, are used to offset interest rate risk of longer term fixed rate loans.

Capital and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company is not aware of any trends, demands, commitments, events or uncertainties that would materially change its capital position or affect its liquidity in the foreseeable future. The Company anticipates an increased level of capital expenditures in the near term with respect to technology. These technology investments are mostly attributable to meeting the demands of a shift in the payments landscape from paper-based to electronic-based. This capital investment which is discussed under Noninterest Expense section of this Item on page 27 is not anticipated to have a material impact on the Company’s overall capital position due to its strong capital and liquidity. Capital is managed for each subsidiary based upon its respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $833.5 million at December 31, 2005, compared to $819.2 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the applicable price is then such that purchases would enhance overall shareholder value. During 2005 and 2004, the Company acquired 222,519 and 87,364 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 16.14% and total capital ratio of 16.99% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the Liquidity Risk section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on page 45 of this report.

Table 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2005, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans:
Residential mortgage	$—	$15	$43,407	$224,723	$268,145
All other	—	81,714	—	3,043,545	3,125,259

Total loans	—	81,729	43,407	3,268,268	3,393,404
Securities available for sale:
U. S. Treasury	537,399	—	—	—	537,399
U. S. agencies and mortgage-backed	586,182	1,613,281	—	—	2,199,463
State and political subdivisions	—	588,862	31,331	—	620,193
Commercial paper and other	8,067	—	—	5,193	13,260

Total securities available for sale	1,131,648	2,202,143	31,331	5,193	3,370,315
Securities held to maturity	—	40,854	1,383	24,800	67,037
Trading securities	1,700	52,054	4,734	—	58,488
Federal funds and resell agreements	—	426,578	—	—	426,578
Cash and due from banks	122,492	478,922	—	—	601,414
All other assets	15,025	—	—	325,933	340,958

Category totals	1,270,865	3,282,280	80,855	3,624,194	8,258,194

Risk-weighted totals	—	656,456	40,428	3,624,194	4,321,078
Off-balance-sheet items (risk-weighted)	—	—	896	577,648	578,544

Total risk-weighted assets	$—	$656,456	$41,324	$4,201,842	$4,899,622

	Risk-Weighted Category
	Tier1	Tier2	Total
Regulatory Capital
Shareholders’ equity	$833,463	$—	$833,463
Plus: accumulated other comprehensive loss	21,322	—	21,322
Less: premium on purchased banks	(63,805)	—	(63,805)
Allowance for loan losses	—	41,571	41,571

Total capital	$790,980	$41,571	$832,551

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			16.14%
Total capital to risk-weighted assets			16.99%
Leverage ratio (Tier 1 to total assets less premium on purchased banks)			10.96%

For further discussion of regulatory capital requirements, see note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 62 and 63.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 14 below, as well as Note 14, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 71 and 72 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 14

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2005. The Company has no capital leases or long-term purchase obligations.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Short-Term Debt Obligations	$35,091	$35,091	$—	$—	$—
Long-Term Debt Obligations	38,471	2,563	5,703	5,528	24,677
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	29,175	4,391	7,590	4,982	12,212
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$102,737	$42,045	$13,293	$10,510	$36,889

The table below details the commitments, contingencies and guarantees for the Company as of December 31, 2005.
	Maturities due by Period
Commitments, Contingencies and Guarantees
Commitments, to extend credit for loans (excluding credit under credit card loans)	$1,271,717	$330,398	$261,301	$512,355	$167,663
Commitments, to extend credit under credit card loans	940,290	940,290	—	—	—
Commercial letters of credit	13,311	12,566	745	—	—
Standby letters of credit	200,232	167,836	20,841	11,555	—
Futures contracts	50,700	50,700	—	—	—
Forward foreign exchange contracts	15,791	15,791	—	—	—
Spot foreign exchange contracts	1,302	1,302	—	—	—

Total	$2,493,343	$1,518,883	$282,887	$523,910	$167,663

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

Management believes that the Company’s critical accounting policies are those relating to: allowance for loan losses, goodwill and other intangibles, impairment of long-lived assets, revenue recognition, and accounting for stock-based compensation.

Allowance for Loan Losses

The Company’s allowance for loan losses represents management’s judgment of the loan losses inherent in the loan portfolio. The allowance is maintained and computed at each bank at a level that such individual bank management considers adequate. The allowance is reviewed quarterly, considering such items as historical trends, internal ratings, migration analysis, current economic conditions, loan growth and individual impairment testing.

Larger commercial loans are individually reviewed for potential impairment. Those larger commercial loans that management deems probable that the borrower cannot meets its contractual obligations with respect to payment or timing are deemed to be impaired under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan”. These loans are then reviewed for potential impairment based on management’s estimate of the borrower’s ability to repay the loan given the availability of cash flows, collateral and other legal options. Any allowance related to the impairment of an individually impaired loan is based on the present value of discounted expected future cash flows, the fair value of the underlying collateral, or the fair value of the loan. Based on this analysis, some loans that are classified as impaired under SFAS 114 do not have a specific allowance as there is no related impairment as the discounted expected future cash flows or the fair value of the underlying collateral exceeds the Company’s basis in such impaired loan.

The Company also maintains an internal risk grading system for other loans not subject to individual impairment. An estimate of the inherent loan losses on such risk-graded loans is based on a migration analysis which computes the net charge-off experience related to each risk category.

An estimate of inherent losses is computed on remaining loans based on the type of loan. Each type of loan is segregated into a pool based on the nature of such loans. This includes remaining commercial loans that have a low risk grade, as well as homogenous loans. Homogenous loans include automobile loans; credit card loans and other consumer loans. Allowances are established for each pool based on the loan type using historical loss rates, certain statistical measures and loan growth.

An estimate of the total inherent loss is based on the above three computations. From this an adjustment not to exceed ten percent can be made based on other factors management considers to be important in evaluating the probable losses in the portfolio such as general economic conditions, loan trends, risk management and loan administration and changes in internal policies.

Goodwill and Other Intangibles

Goodwill is tested annually for impairment. Goodwill is assigned to various reporting units based upon those which were expected to benefit from the synergies of the combination at the time of the acquisition. The company tests impairment at the reporting unit level by estimating the fair value of the reporting unit. If management’s estimate of the fair value of the reporting unit exceeds the carrying amount of the goodwill, no impairment is deemed to occur. In order to estimate the fair value of the reporting units, management uses multiples of earnings and assets from recent acquisition of similar banking and fund servicing entities as such entities have comparable operations and economic characteristics. The Company has performed annual impairment tests of goodwill since the inception of SFAS 142, “Accounting for Goodwill.” As a result of such impairment tests, the Company has not recognized an impairment charge.

For customer based identifiable intangibles, the Company is amortizing the intangible over their estimated useful lives of up to ten years.

Impairment of long-lived assets

Long-lived assets, including identifiable intangible assets, premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review for long-lived assets includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and with interest charges), an impairment loss is recognized to the extent the carrying value exceeds its fair value. No events or changes in circumstances occurred in 2003, 2004 or 2005 which would indicate that the carrying amount of an asset or group of assets may not be recoverable.

Revenue Recognition

Revenue recognition is the recording of interest on loans and securities and is recognized based on rate multiplied by the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful, or, the loan is past due for a period of ninety days or more unless the loan is both well-secured and in the process of collection. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

Equity-based Compensation

Stock-based compensation is recognized using the intrinsic value method for disclosure purposes. Pursuant to the requirements of FAS 123, ”Accounting for Stock-Based Compensation”, pro forma net income and earnings per share are disclosed in Note 1 to the Consolidated Financial Statements. The pro forma disclosures reflect the impact on earnings as if the fair value method had been applied to outstanding stock options using the Black-Scholes valuation method. Please see the discussion of FAS 123(R), issued in December 2004, under Note 2, “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements under Item 8 on page 54.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and approved by the Company’s Board of Directors. The FMC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. The Company does not use hedges or swaps to manage interest rate risk except for limited use of futures contracts to offset interest rate risk on certain securities held in its trading portfolio.

Overall, the Company manages interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations management estimates the impact on net interest income of a 200 basis point upward or downward gradual change (e.g. ramp) of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

Table 15 shows the net interest income increase or decrease over the next twelve months as of December 31, 2005 and 2004.

Table 15

MARKET RISK (in thousands)

	Net Interest Income
Rates in Basis Points	December 31, 2005 Amount of Change	December 31, 2004 Amount of Change
200	$2,689	$4,753
100	1,344	2,377
Static	—	—
(100)	(2,185)	(3,160)
(200)	(4,370)	(6,320)

The Company is less sensitive to an increase or decrease in rates than a year ago. This is due to the fact that overall rates were higher in 2005 than in 2004, the Company’s average life of the investment portfolio has gradually lengthened and the Company has more time-deposits than a year ago. Overall, the Company remains susceptible to a decrease in interest rates because of this increase in time-deposits as well as an increase in the amount of variable rate loans. These variable rate loans could reprice downward in a falling interest rate environment (See Table 17 below). However, this same asset sensitivity projects the Company to be favorably affected by a gradual increase in interest rates.

Repricing Mismatch Analysis

The Company also evaluates its interest rate sensitivity position in an attempt to maintain a balance between the amount of interest-bearing assets and interest-bearing liabilities which are expected to mature or reprice at any point in time. While a traditional repricing mismatch analysis (“gap analysis”) provides a snapshot of interest rate risk, it does not take into consideration that assets and liabilities with similar repricing characteristics may not, in fact, reprice at the same time or the same degree. Also, it does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

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

Table 16

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2005	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$1,767.2	$153.3	$228.4	$2,148.9	$1,151.0	$93.4	$3,393.3
Securities	1,164.8	222.6	451.0	1,838.4	1,092.3	472.9	3,403.6
Federal funds sold and resell agreements	426.6	—	—	426.6	—	—	426.6
Other	60.3	—	—	60.3	—	—	60.3

Total earning assets	$3,418.9	$375.9	$679.4	$4,474.2	$2,243.3	$566.3	$7,283.8

% of total earning assets	46.9%	5.2%	9.3%	61.4%	30.8%	7.8%	100.0%

Funding sources
Interest-bearing demand and savings	$670.4	$31.3	$62.6	$764.3	$369.8	$1,520.5	$2,654.6
Time deposits	567.9	217.7	147.5	933.1	260.1	21.1	1,214.3
Federal funds purchased and repurchase agreements	1,360.9	—	—	1,360.9	—	—	1,360.9
Borrowed funds	53.4	0.3	0.6	54.3	5.7	13.6	73.6
Noninterest-bearing sources	530.7	18.2	36.3	585.2	163.4	1,231.8	1,980.4

Total funding sources	$3,183.3	$267.5	$247.0	$3,697.8	$799.0	$2,787.0	$7,283.8

% of total earning assets	43.7%	3.7%	3.4%	50.8%	11.0%	38.2%	100.0%
Interest sensitivity gap	$237.6	$108.4	$432.4	$776.4	$1,444.3	$(2,220.7)
Cumulative gap	237.6	345.9	778.3	776.4	2,220.7	—
As a % of total earning assets	3.2%	4.7%	10.7%	10.7%	30.5%	—
Ratio of earning assets to funding sources	1.07	1.41	2.75	1.21	2.81	0.20

Cumulative ratio of Earning Assets . . 2005	1.07	1.10	1.21	1.21	1.49	1.00
to Funding Sources . . 2004	1.21	1.21	1.32	1.32	1.61	1.00

Table 17

LOAN MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES (in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$394,162	$241,697	$239,133	$874,992
Real estate construction	19,898	1,043	549	21,490
All other loans	55,104	226,656	252,399	534,159

Total Variable Rate Loans	469,164	469,396	492,081	1,430,641

Fixed Rate
Commercial, financial and agricultural	347,098	232,358	49,116	628,572
Real estate construction	22,757	2,742	414	25,913
All other loans	72,354	1,045,854	190,070	1,308,278

Total Fixed Rate Loans	442,209	1,280,954	239,600	1,962,763

Total Loans and Loans Held for Sale	$911,373	$1,750,350	$731,681	$3,393,404

Allowance for Loan Losses				(40,825)

Net Loans and Loans Held for Sale				$3,352,579

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

This account had a balance of $58.5 million as of December 31, 2005, compared to $59.9 million as of December 31, 2004.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was negligible as of December 31, 2005 and 2004.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 16.7% of total loans, with no history of significant losses. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses, (“ALL”) is discussed on pages 22 and 23. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $4.6 million at December 31, 2005, compared to a decrease of $2.7 million a year earlier. The major portion of nonperforming loans is due to three commercial loan customers. The Company’s nonperforming loans have not exceeded 0.50% of total loans in any of the last five years. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had no other real estate owned as of December 31, 2005 and 2004. Loans past due more than 90 days totaled $4.8 million at December 31, 2005, compared to $3.0 million at December 31, 2004.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had no restructured loans at December 31, 2005, compared to $298,000 at December 31, 2004.

Table 18

LOAN QUALITY (in thousands)

	December 31
	2005		2004		2003		2002		2001
Nonaccrual loans	$5,439		$9,752		$12,431		$9,723		$5,375
Restructured loans	—		298		365		989		1,904

Total nonperforming loans	$5,439		$10,050		$12,796		$10,712		$7,279
Other real estate owned	—		—		78		4,989		6,466

Total nonperforming assets	$5,439		$10,050		$12,874		$15,701		$13,745

Loans past due 90 days or more	$4,829		$3,028		$3,131		$7,672		$11,031
Reserve for Loans Losses	40,825		42,723		47,494		37,328		35,637

Ratios
Nonperforming loans as a % of loans	0.16%		0.35%		0.47%		0.40%		0.26%
Nonperforming assets as a % of loans plus other real estate owned	0.16		0.35		0.47		0.59		0.49
Nonperforming assets as a % of total assets	0.07		0.13		0.17		0.20		0.16
Loans past due 90 days or more as a % of loans	0.14		0.11		0.12		0.29		0.39
Allowance for Loan Losses as a % of loans	1.20		1.49		1.60		1.40		1.27
Allowance for Loan Losses as a multiple of nonperforming loans	7.51	x	4.38	x	3.40	x	3.48	x	4.9	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $3.3 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $15 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003, these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2005, was $2.4 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Loans:
Commercial, financial and agricultural	$1,497,496	$1,204,628
Real estate construction	47,403	27,205
Consumer	987,770	947,105
Real estate	835,207	661,104
Leases	6,068	5,154
Allowance for loan losses	(40,825)	(42,723)

Net loans	3,333,119	2,802,473
Loans held for sale	19,460	24,028
Securities available for sale:
U. S. Treasury	95,687	407,735
U. S. Treasury pledged to creditors	436,111	328,897
U. S. Agencies	403,723	340,701
U. S. Agencies pledged to creditors	852,504	1,079,831
State and political subdivisions	614,505	452,907
Mortgage-backed	920,668	978,833

Total securities available for sale	3,323,198	3,588,904
Securities held to maturity
State and political subdivisions (market value of $67,365 and $168,324, respectively)	67,037	166,065
Federal Reserve Bank and other stock	13,260	9,042
Federal funds sold	142,524	—
Securities purchased under agreements to resell	284,054	293,599
Interest bearing due from banks	1,834	1,834
Trading securities	58,488	59,920

Total earning assets	7,242,974	6,945,865
Cash and due from banks	599,580	497,427
Bank premises and equipment, net	236,038	226,239
Accrued income	51,848	36,584
Goodwill on purchased affiliates	59,727	59,115
Other intangibles	4,078	4,859
Other assets	53,544	34,917

Total assets	$8,247,789	$7,805,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$2,051,922	$1,993,281
Interest-bearing demand and savings	2,654,637	2,438,419
Time deposits under $100,000	713,249	630,988
Time deposits of $100,000 or more	501,014	325,550

Total deposits	5,920,822	5,388,238
Federal funds purchased and repurchase agreements	1,360,942	1,506,000
Short-term debt	35,091	39,426
Long-term debt	38,471	21,051
Accrued expenses and taxes	39,247	21,530
Other liabilities	19,753	9,579

Total liabilities	7,414,326	6,985,824

Shareholders’ Equity:
Common stock, $1.00 par, 33,000,000 shares authorized; 27,528,365 shares issued; 21,490,561 and 21,641,053 shares outstanding, respectively	27,528	27,528
Capital surplus	728,108	726,595
Unearned compensation	(1,904)	—
Retained earnings	342,675	305,986
Accumulated other comprehensive loss	(21,550)	(10,619)
Treasury stock, 6,037,804 and 5,887,312 shares, respectively, at cost	(241,394)	(230,308)

Total shareholders’ equity	833,463	819,182

Total liabilities and shareholders’ equity	$8,247,789	$7,805,006

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2005	2004	2003
INTEREST INCOME
Loans	$176,842	$136,285	$136,975
Securities:
Available for sale—taxable interest	64,784	57,684	70,730
Available for sale—tax exempt interest	14,622	8,798	9,372
Held to maturity—taxable interest	23	62	140
Held to maturity—tax exempt interest	5,374	10,125	15,472

Total securities income	84,803	76,669	95,714

Federal funds and resell agreements	7,980	4,389	1,701
Trading securities and other	2,286	2,111	1,473

Total interest income	271,911	219,454	235,863

INTEREST EXPENSE
Deposits	52,099	27,059	33,174
Federal funds and repurchase agreements	29,371	12,163	8,245
Short-term debt	418	185	193
Long-term debt	1,733	943	1,072

Total interest expense	83,621	40,350	42,684

Net interest income	188,290	179,104	193,179
Provision for loan losses	5,775	5,370	12,005

Net interest income after provision for loan losses	182,515	173,734	181,174

NONINTEREST INCOME
Trust and securities processing	82,430	75,742	86,490
Trading and investment banking	18,240	17,915	20,863
Service charges on deposit accounts	79,420	73,533	70,705
Insurance fees and commissions	3,326	3,487	3,704
Brokerage fees	5,933	7,731	9,637
Bankcard fees	33,362	31,435	31,655
Gain on sale of assets and deposits, net	9,237	2,185	—
Gain on sale of employee benefit accounts	3,600	1,240	233
Gain on sale of merchant discount operation	—	—	8,250
(Losses) gains on sales of securities available for sale, net	(225)	141	824
Other	16,550	14,694	13,558

Total noninterest income	251,873	228,103	245,919

NONINTEREST EXPENSE
Salaries and employee benefits	190,197	189,876	196,893
Occupancy, net	26,468	26,131	24,720
Equipment	44,031	43,422	42,645
Supplies and services	21,808	22,268	23,291
Marketing and business development	13,309	15,306	13,550
Processing fees	23,594	21,372	20,323
Legal and consulting	8,577	8,825	7,355
Bankcard	11,608	9,116	8,088
Amortization of intangibles	740	742	1,210
Other	17,737	13,044	13,031

Total noninterest expense	358,069	350,102	351,106

Income before income taxes	76,319	51,735	75,987
Income tax expense	20,001	8,896	17,108

Net income	$56,318	$42,839	$58,879

Net income per share—basic	$2.61	$1.98	$2.70
Net income per share—diluted	2.60	1.97	2.70
Weighted average shares outstanding	21,554,768	21,668,749	21,783,354

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2005	2004	2003
OPERATING ACTIVITIES
Net Income	$56,318	$42,839	$58,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,775	5,370	12,005
Depreciation and amortization	30,956	31,577	32,422
Deferred income taxes	3,259	6,362	(5,440)
Net decrease in trading securities and other earning assets	1,432	600	10,955
Losses (Gains) on sales of securities available for sale	225	(141)	(824)
Gains on sales of assets and deposits, net	(9,237)	(2,185)	—
Amortization of securities premiums, net of discount accretion	14,900	28,104	25,598
Net decrease (increase) in loans held for sale	4,568	(3,636)	(2,529)
Stock based compensation	422	—	—
Changes in:
Accrued income	(15,264)	3,844	17,833
Accrued expenses and taxes	17,717	(3,289)	37
Other assets and liabilities, net	(5,799)	(574)	6,868

Net cash provided by operating activities	105,272	108,871	155,804

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	106,582	140,335	123,894
Proceeds from sales of securities available for sale	15,964	11,612	51,617
Proceeds from maturities of securities available for sale	9,738,612	9,842,020	13,076,115
Purchases of securities held to maturity	(12,382)	(1,780)	(29,893)
Purchases of securities available for sale	(9,520,729)	(10,084,035)	(12,878,371)
Net (increase) decrease in loans	(536,829)	(149,437)	(51,816)
Net (increase) decrease in fed funds and resell agreements	(132,979)	(16,884)	(158,884)
Investment in consolidated subsidiary	(612)	(1,687)	(2,659)
Purchases of bank premises and equipment	(45,429)	(41,623)	(20,081)
Cash paid for branch deposits sold, net of cash received	(100,875)	—	—
Proceeds from sales of bank premises and equipment	8,232	6,198	266

Net cash provided by (used in) investing activities	(480,445)	(295,281)	110,188

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	348,803	(118,603)	5,026
Net increase (decrease) in time deposits	291,410	(129,284)	(215,848)
Net increase (decrease) in fed funds/repurchase agreements	(145,058)	332,073	(35,843)
Net change in short-term debt	(4,335)	(31,178)	(24,117)
Proceeds from long-term debt	20,110	8,980	5,995
Repayment of long-term debt	(2,690)	(4,209)	(16,017)
Cash dividends paid	(19,015)	(18,203)	(17,618)
Proceeds from exercise of stock options and sales of treasury shares	1,295	1,042	431
Purchases of treasury stock	(13,194)	(4,411)	(12,074)

Net cash provided by (used in) financing activities	477,326	36,207	(310,065)

Increase (decrease) in cash and due from banks	102,153	(150,203)	(44,073)

Cash and due from banks at beginning of year	497,427	647,630	691,703
Cash and due from banks at end of year	$599,580	$497,427	$647,630

Supplemental disclosures:
Income taxes paid	$10,950	$11,346	$19,818
Total interest paid	76,339	40,839	46,790

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except per share data)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance—January 1, 2003	$27,528	$726,368	$—	$240,295	$23,678	$(215,069)	$802,800
Comprehensive income/(loss):
Net income	—	—	—	58,879	—	—	58,879
Other comprehensive income/(loss), change in unrealized gains (losses) on securities of ($33,060) net of tax of $12,035; reclassification adjustment gains included in net income of $824 net of tax of $294	—	—	—	—	(20,495)	—	(20,495)

Total comprehensive income							38,384
Dividends declared ($0.80 per share)	—	—	—	(17,618)	—	—	(17,618)
Purchase of treasury stock	—	—	—	—	—	(12,074)	(12,074)
Sale of treasury stock	—	—	—	—	—	30	30
Exercise of stock options	—	37	—	—	—	364	401

Balance—December 31, 2003	27,528	726,405	—	281,556	3,183	(226,749)	811,923
Comprehensive income/(loss):
Net income	—	—	—	42,839	—	—	42,839
Other comprehensive income/(loss), change in unrealized gains (losses) on securities of ($21,958) net of tax of $8,066, and the reclassification adjustment gains included in net income of $141 net of tax of $51	—	—	—	—	(13,802)		(13,802)

Total comprehensive income							29,037
Dividends declared ($0.85 per share)	—	—	—	(18,409)			(18,409)
Purchase of treasury stock	—	—	—	—		(4,411)	(4,411)
Sale of treasury stock	—	30	—	—		45	75
Exercise of stock options	—	160	—	—		807	967

Balance—December 31, 2004	27,528	726,595	—	305,986	(10,619)	(230,308)	819,182
Comprehensive income/(loss):
Net income	—	—	—	56,318	—	—	56,318
Other comprehensive income/(loss), change in unrealized gains (losses) on securities of ($17,569) net of tax of $6,495; reclassification adjustment losses included in net income of ($225) net of tax of $82	—	—	—	—	(10,931)	—	(10,931)

Total comprehensive income							45,387
Dividends declared ($0.91 per share)	—	—	—	(19,629)	—	—	(19,629)
Purchase of treasury stock	—	—	—	—	—	(13,194)	(13,194)
Issuance of restricted stock	—	1,140	(2,326)	—	—	1,186	—
Recognition of restricted stock compensation	—	—	422	—	—	—	422
Sale of treasury stock	—	185	—	—	—	168	353
Exercise of stock options	—	188	—	—	—	754	942

Balance—December 31, 2005	$27,528	$728,108	$(1,904)	$342,675	$(21,550)	$(241,394)	$833,463

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

Loans and Loans Held for Sale

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans held for sale are carried at the lower of aggregate cost or market value. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

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

On the Consolidated Statements of Shareholders’ Equity, Accumulated Other Comprehensive Income consists only of unrealized gain (loss) on securities.

Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment tests performed on that date in 2005, 2004 and 2003, no impairment charge was recorded. Other intangible assets are amortized over a period of up to ten years.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31
	2005	2004	2003
Net income, as reported	$56,318	$42,839	$58,879
Add: Stock based compensation expense included in reported net income, net of tax	268	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,095	511	414

Pro forma net income	$55,491	$42,328	$58,465

The following table summarizes the weighted average fair value of the granted options, determined using the Black-Scholes option pricing model and the assumptions used in their determination.

Earnings per share:
Basic-as reported	2.61	1.98	2.70
Basic-pro forma	2.57	1.95	2.68
Diluted-as reported	2.60	1.97	2.70
Diluted-pro forma	2.56	1.95	2.68

Black-Scholes pricing model:
Weighted average fair value of the granted options	$16.05	$16.55	$11.98
Weighted average risk-free interest rate	4.32%	4.20%	3.21%
Expected option life in years	7.97	8.75	8.75
Expected volatility	18.62%	19.35%	19.92%
Expected dividend yield	1.53%	1.47%	1.70%

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications were made to the 2004 and 2003 Consolidated Financial Statements to conform to the current year presentation.

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

SFAS No. 123 (R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must generally be recognized over the vesting period during which an employee is required to provide service in exchange for the award. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123 (R) to all awards granted, modified or settled after December 31, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method”. Under the modified prospective method, the Company must recognize compensation cost for all awards granted after the Company adopts the standard and for the unvested portion of previously granted awards that are outstanding on that date. The Company has chosen to use the modified prospective method.

The Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

The Company projects the annual net impact to be approximately $404,000 of additional pre-tax stock compensation expense related to the unvested stock options outstanding at December 31, 2005. Such amount would increase if additional options are granted in 2006.

Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3    In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces APB Opinion No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. This Statement carries forward the guidance from APB No. 20 for the reporting of an error correction in previously issued financial statements and for a change in accounting estimate. Guidance is also carried forward requiring the justification of a change in accounting principle on the basis of preferability. Management is analyzing the requirements of this new statement and believes that its adoption will not have a significant impact on the Company’s Consolidated Financial Statements.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2005 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$394,162	$241,697	$239,133	$874,992
Real estate construction	19,898	1,043	549	21,490
All other loans	55,104	226,656	252,399	534,159

Total Variable Rate Loans	469,164	469,396	492,081	1,430,641

Fixed Rate
Commercial, financial and agricultural	347,098	232,358	49,116	628,572
Real estate construction	22,757	2,742	414	25,913
All other loans	72,354	1,045,854	190,070	1,308,278

Total Fixed Rate Loans	442,209	1,280,954	239,600	1,962,763

Total Loans	$911,373	$1,750,350	$731,681	3,393,404

Allowance for Loan Losses				(40,825)

Net Loans and loans held for sale				$3,352,579

This table details loan maturities by variable and fixed rates as of December 31, 2004 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$627,176	$149,411	$11,837	$788,424
Real estate construction	10,544	1,404	99	12,047
All other loans	142,192	100,029	87,774	329,995

Total Variable Rate Loans	779,912	250,844	99,710	1,130,466

Fixed Rate
Commercial, financial and agricultural	243,777	164,718	7,710	416,205
Real estate construction	11,131	4,027	—	15,158
All other loans	293,751	932,617	81,027	1,307,395

Total Fixed Rate Loans	548,659	1,101,362	88,737	1,738,758

Total Loans	$1,328,571	$1,352,206	$188,447	2,869,224

Allowance for Loan Losses				(42,723)

Net Loans and loans held for sale				$2,826,501

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

This table provides a rollforward of the allowance for loan losses for the three years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31
	2005	2004	2003
Allowance—beginning of year	$42,723	$43,494	$37,328
Additions (deductions):
Charge-offs	(10,107)	(9,745)	(11,337)
Recoveries	2,434	3,604	5,498

Net charge-offs	(7,673)	(6,141)	(5,839)

Provision charged to expense	5,775	5,370	12,005

Allowance—end of year	$40,825	$42,723	$43,494

Impaired Loans under SFAS 114

This table provides an analysis of impaired loans for the three years ended December 31, 2005 (in thousands):

	Year Ended December 31
	2005	2004	2003
Total impaired loans as of December 31	$6,650	$10,007	$10,725
Amount of impaired loans which have a related allowance	1,134	2,603	1,898
Amount of related allowance	502	2,330	1,030
Remaining impaired loans with no allowance	5,516	7,404	8,827
Average recorded investment in impaired loans during year	7,690	10,169	10,290

The amount of interest income not recorded on impaired loans was $544,000 for 2005, $705,000 for 2004, and $642,000 for 2003.

4.  SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2005 and 2004 (in thousands):

2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$537,399	$—	$(5,601)	$531,798
U.S. Agencies	1,260,924	21	(4,718)	1,256,227
Mortgage-backed	938,539	25	(17,896)	920,668
State and political subdivisions	620,193	485	(6,173)	614,505

Total	$3,357,055	$531	$(34,388)	$3,323,198

2004
U.S. Treasury	$743,268	$—	$(6,636)	$736,632
U.S. Agencies	1,422,965	131	(2,564)	1,420,532
Mortgage-backed	986,835	1,031	(9,033)	978,833
State and political subdivisions	452,578	2,073	(1,744)	452,907

Total	$3,605,646	$3,235	$(19,977)	$3,588,904

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents contractual maturity information for securities available for sale at December 31, 2005 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,542,346	$1,537,813
Due after 1 year through 5 years	634,623	625,862
Due after 5 years through 10 years	176,065	173,921
Due after 10 years	65,482	64,934
Total	2,418,516	2,402,530
Mortgage-backed securities	938,539	920,668

Total securities available for sale	$3,357,055	$3,323,198

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities available for sale with a market value of $2,693,439,000 at December 31, 2005, and $3,127,425,000 at December 31, 2004, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

During 2005, proceeds from the sales of securities available for sale were $15,964,000 compared to $11,612,000 for 2004. Securities transactions resulted in gross realized gains of $8,000 for 2005, $148,000 for 2004 and $824,000 for 2003. The gross realized losses were $233,000 for 2005, $7,000 for 2004 and $0 for 2003.

Trading Securities

The net realized gains on trading securities at December 31, 2005 and 2004 were $12,600 and $42,400 respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2005 and 2004 (in thousands):

	December 31
2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
State and political subdivisions	$67,037	$328	$—	$67,365

2004
State and political subdivisions	$166,065	$2,292	$(33)	$168,324

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents contractual maturity information for securities held to maturity at December 31, 2005 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$29,815	$29,971
Due after 1 year through 5 years	9,953	10,125
Due after 5 years through 10 years	7,857	7,857
Due after 10 years	19,412	19,412

Total securities held to maturity	$67,037	$67,365

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2005 and 2004.

Securities held to maturity and some municipals available for sale with a market value of $389,452,000 at December 31, 2005, and $523,738,000 at December 31, 2004, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$44,361	$(480)	$502,403	$(5,120)	$546,764	$(5,600)
Direct obligations of U.S. government agencies	1,039,500	(2,391)	191,996	(2,327)	1,231,496	(4,718)
Federal agency mortgage backed securities	358,339	(5,081)	539,583	(12,815)	897,922	(17,896)
Municipal securities available for sale	295,289	(2,921)	216,300	(3,253)	511,589	(6,174)

Total debt securities available for sale	1,737,489	(10,873)	1,450,282	(23,515)	3,187,771	(34,388)

Total temporarily impaired securities	$1,737,489	$(10,873)	$1,450,282	$(23,515)	$3,187,771	$(34,388)

The unrealized losses in the Company’s investments in U. S. Treasury obligations; direct obligations of U.S. government agencies; federal agency mortgage backed securities and municipal securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $284,054,000 and $293,599,000 at December 31, 2005 and 2004, respectively. Of the $284,054,000 amount, $250,000,000 represented sales of securities in which securities were received under reverse repurchase agreements (“resell agreements”) during 2005. In 2004, none of these securities were resold under repurchase agreements.

6.  LOANS TO OFFICERS AND DIRECTORS

Certain Company and principal affiliate bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from affiliate banks of the Company. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. For the years 2005 and 2004, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2005	2004
Balance—beginning of year	$132,086	$132,974
New loans	223,884	118,948
Repayments	(127,589)	(119,836)

Balance—end of year	$228,381	$132,086

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Investment Services Group	Total
Balances as of January 1, 2004	$34,743	$10,479	$12,206	$57,428
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	1,456	1,456
Other changes to prior years’ acquisitions	238	—	(7)	231

Balances as of December 31, 2004	34,981	10,479	13,655	59,115
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	843	843
Other changes to prior years’ acquisitions	(238)	—	7	(231)

Balances as of December 31, 2005	$34,743	$10,479	$14,505	$59,727

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets that continue to be subject to amortization (in thousands):

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Core deposit intangibles assets	$16,777	$16,777	$—
Other intangible assets	7,200	3,122	4,078

Total	$23,977	$19,899	$4,078

	As of December 31, 2004
Amortizing intangible assets
Core deposit intangibles assets	$16,777	$16,727	$50
Other intangible assets	7,200	2,391	4,809

Total	$23,977	$19,118	$4,859

	Year Ended December 31
	2005	2004	2003
Aggregate amortization expense	$741	$742	$1,210

In 2005, an impairment charge of $40,000 related to the core deposit intangible assets associated with the sales of eleven branch facilities was recorded as a reduction to Gain on Sale of Assets and Deposits, net.

Estimated amortization expense of intangible assets on future years:

For the year ended December 31, 2006	$730
For the year ended December 31, 2007	730
For the year ended December 31, 2008	730
For the year ended December 31, 2009	730
For the year ended December 31, 2010	730

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2005	2004
Land	$37,573	$38,498
Buildings and leasehold improvements	261,009	249,644
Equipment	136,857	175,606
Software	66,150	72,754

	501,589	536,502
Accumulated depreciation	(216,948)	(258,182)
Accumulated amortization	(48,603)	(52,081)

Bank premises and equipment, net	$236,038	$226,239

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated rental and operating lease expenses were $5,664,000 in 2005, $5,434,000 in 2004 and $5,808,000 in 2003. Consolidated bank premises and equipment depreciation and amortization expenses were $30,215,000 in 2005, $30,835,000 in 2004 and $31,212,000 in 2003. Minimum rental commitments as of December 31, 2005 for all non-cancelable operating leases are: 2006—$4,391,000; 2007—$4,013,000; 2008—$3,577,000; 2009—$2,958,000; 2010—$2,024,000; and thereafter—$12,212,000.

9.  BORROWED FUNDS

The components of the Company’s short-term and long-tem debt are as follows (in thousands):

	December 31
	2005	2004
Short-term debt:
U. S. Treasury demand notes and other	$35,091	$39,426

Long-term debt:
Federal Home Loan Bank 3.80% due 2018	2,225	2,362
Federal Home Loan Bank 4.53% due 2018	1,541	1,632
Federal Home Loan Bank 4.56% due 2019	957	1,009
Federal Home Loan Bank 4.75% due 2018	1,371	1,453
Federal Home Loan Bank 4.86% due 2019	5,295	5,558
Federal Home Loan Bank 4.92% due 2019	688	722
Federal Home Loan Bank 5.00% due 2019	1,456	1,533
Federal Home Loan Bank 5.14% due 2020	108	—
Federal Home Loan Bank 5.47% due 2020	17,407	—
Federal Home Loan Bank 5.97% due 2017	2,004	2,123
Federal Home Loan Bank 5.89% due 2014	2,662	2,889
Federal Home Loan Bank 7.13% due 2010	897	1,071
Federal Home Loan Bank 7.61% due 2015	—	699
Kansas Equity Fund IV, L.P. 0% due 2014	910	—
St. Louis Equity Fund 2005 LLC 0% due 2010	950	—

Total long-term debt	38,471	21,051

Total borrowed funds	$73,562	$60,477

Aggregate annual repayments of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$2,563
2007	2,786
2008	2,917
2009	3,005
2010	2,523
Thereafter	24,677

Total	$38,471

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date. The 7.61% FHLB note due in 2015 was paid in June 2005.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2005, was $1,530,942,000 (with accrued interest payable of $466,000). This amount consists of $250,000,000 represented sales of securities in which securities were received under reverse repurchase agreements (“resell agreements”) and $1,280,942,000 of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio. The amount outstanding at December 31, 2004, was $1,400,135,000 (with accrued interest payable of $25,000). There were no reverse repurchase agreements (“resell agreements”) as of December 31, 2004.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2005 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$61,300	$60,686	2.56%
2 to 30 days	1,226,795	1,219,737	3.75
31 to 90 days	481	479	3.25
Over 90 Days	40	40	3.25

Total	$1,288,616	$1,280,942	3.70%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2005, approximately $14,186,000 of the equity of the affiliate banks was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below minimum levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2005, this amount averaged $45,399,000, compared to $71,938,000 in 2004.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2005, the Company is required to have minimum Tier 1 and Total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 16.2% and 17.0%, respectively. The Company’s leverage ratio at December 31, 2005, was 11.0%.

As of December 31, 2005, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its banks are as follows (in thousands):

	2005
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$790,980	16.14%	$195,985	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	529,155	12.37	171,137	4.00		256,706	6.00
UMB National Bank of America, n.a.	72,470	31.92	9,082	4.00		13,623	6.00
UMB Bank Colorado, n.a.	36,754	9.70	15,154	4.00		22,731	6.00
UMB Bank, Warsaw	6,150	14.33	1,717	4.00		2,575	6.00
UMB Bank Arizona, n.a.	9,861	59.49	663	4.00		995	6.00
Total Capital:
UMB Financial Corporation	832,551	16.99	391,970	8.00		N/A	N/A
UMB Bank, n. a.	564,553	13.20	342,275	8.00		427,843	10.00
UMB National Bank of America, n.a.	74,185	32.67	18,164	8.00		22,705	10.00
UMB Bank Colorado, n.a.	40,633	10.73	30,307	8.00		37,884	10.00
UMB Bank, Warsaw	6,558	15.28	3,433	8.00		4,292	10.00
UMB Bank Arizona, n.a.	10,032	60.52	1,326	8.00		1,658	10.00
Tier 1 Leverage:
UMB Financial Corporation	790,980	10.96	288,742	4.00		N/A	N/A
UMB Bank, n. a.	529,155	8.61	245,841	4.00		307,301	5.00
UMB National Bank of America, n.a.	72,470	13.89	20,867	4.00		26,084	5.00
UMB Bank Colorado, n.a.	36,754	7.65	19,209	4.00		24,011	5.00
UMB Bank, Warsaw	6,150	7.69	3,197	4.00		3,997	5.00
UMB Bank Arizona, n.a.	9,861	95.38	414	4.00		517	5.00

	2004
Tier 1 Capital:
UMB Financial Corporation	$765,517	18.20%	$168,350	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	514,959	13.94	147,730	4.00		221,596	6.00
UMB National Bank of America, n.a.	66,509	34.25	7,768	4.00		11,652	6.00
UMB Bank Colorado, n.a.	29,955	9.71	12,334	4.00		18,502	6.00
UMB Bank, Warsaw	5,776	14.56	1,587	4.00		2,380	6.00
Total Capital:
UMB Financial Corporation	808,240	19.20	336,700	8.00		N/A	N/A
UMB Bank, n. a.	551,781	14.94	295,461	8.00		369,326	10.00
UMB National Bank of America, n.a.	68,276	35.16	15,536	8.00		19,420	10.00
UMB Bank Colorado, n.a.	33,688	10.92	24,669	8.00		30,836	10.00
UMB Bank, Warsaw	6,177	15.57	3,173	8.00		3,967	10.00
Tier 1 Leverage:
UMB Financial Corporation	765,517	10.97	279,215	4.00		N/A	N/A
UMB Bank, n. a.	514,959	8.72	236,310	4.00		295,387	5.00
UMB National Bank of America, n.a.	66,509	12.34	21,555	4.00		26,944	5.00
UMB Bank Colorado, n.a.	29,955	6.94	17,259	4.00		21,574	5.00
UMB Bank, Warsaw	5,776	7.50	3,079	4.00		3,849	5.00

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. No contributions were accrued for 2005 or 2004 under this discretionary plan. A $1,500,000 discretionary payment was paid in 2004 for the 2003 year.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $1,907,966 in 2005 for the year 2004 and $1,993,400 in 2004 for the 2003 year. The Company has accrued and anticipates making a matching contribution of $1,940,291 in March 2006 for the 2005 year.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the “2002 Plan”), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. All options that are issued under the 2002 plan are in effect for 10 years (except for any option granted to a person holding more than 10% of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005 under the 2002 plan cannot be exercised until at least four years 11 months after the date they are granted. Options issued in 2005 under the 2002 plan have a vesting schedule of 50% after three years; 75% after four years and 100% after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The Board Compensation Committee is empowered to issue such incentive options under an agreement that accelerates the exercise period for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Effective January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. See New Accounting Pronouncements disclosed on page 54 for information on this pronouncement. Options are granted at exercise prices of no less than 100% of the fair market value of the underlying shares at date of grant. The plan terminates April 17, 2012. The table below discloses the information relating to the options granted in 2003 through 2005 under this plan.

Stock Options Under the 2002 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Outstanding—January 1, 2003	82,796	$38.11 to $41.93	$38.24

Granted	86,960	48.65 to 53.51	48.76
Canceled	(6,750)	38.11	38.11
Exercised	(200)	38.11	38.11

Outstanding—December 31, 2003	162,806	38.11 to 53.51	43.86

Exercisable—December 31, 2003	—	—	—

Granted	97,486	50.85 to 57.85	57.57
Cancelled	(27,156)	38.11 to 53.51	44.04

Outstanding—December 31, 2004	233,136	38.11 to 57.85	49.57

Exercisable—December 31, 2004	—	—	—

Granted	76,919	55.62 to 65.99	65.71
Canceled	(24,875)	38.11 to 65.99	49.47
Exercised	(600)	38.11	38.11

Outstanding—December 31, 2005	284,580	$38.11 to 65.99	$53.96

Exercisable—December 31, 2005	—	—	—

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the “1992 plan”), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. Of the options granted prior to 1998, 40% are exercisable two years from the date of the grant and are thereafter exercisable in 20% increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the case of a recipient holding more than 10% of the Company’s stock, 5 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. The Company makes no recognition in the balance sheet of the options until such options are exercised and no amounts applicable thereto are reflected in net income. Effective January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. See New Accounting Pronouncements disclosed on page 54 for information on this pronouncement. Options are granted at not less than 100% of fair market value at date of grant. No further options may be granted under the 1992 plan.

Activity in the 1992 Plan for the three years ended December 31, 2005 is summarized in the table below:

Stock Options Under the 1992 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Outstanding—January 1, 2003	252,351	$22.57 to $ 44.02	$36.30
Canceled	(20,147)	24.02 to 44.02	37.10
Exercised	(11,485)	22.58 to 43.59	31.04

Outstanding—December 31, 2003	220,719	22.57 to 44.02	36.53

Exercisable—December 31, 2003	77,289	22.57 to 44.02	35.83

Cancelled	(19,761)	22.58 to 43.69	37.09
Exercised	(28,789)	22.57 to 44.02	33.61

Outstanding—December 31, 2004	172,169	30.17 to 43.69	36.97

Exercisable—December 31, 2004	84,496	30.17 to 43.69	36.62

Cancelled	(7,608)	30.17 to 43.69	37.79
Exercised	(26,274)	30.29 to 43.69	35.01

Outstanding—December 31, 2005	138,287	30.17 to 43.69	37.28

Exercisable—December 31, 2005	90,677	$30.17 to $43.69	$35.84

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows the stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$ 30.17 to $ 30.41	8,623	1 year	$30.33	8,623	$30.33
43.34 to 43.69	12,673	2 years	43.59	12,673	43.59
38.73 to 38.96	18,178	3 years	38.87	18,178	38.87
34.58 to 35.25	22,642	4 years	34.89	22,642	34.89
32.60 to 32.91	28,561	5 years	32.89	28,561	32.89
40.02 to 40.02	47,610	6 years	40.02	—	—
38.11 to 38.11	55,100	7 years	38.11	—	—
48.65 to 48.65	64,725	8 years	48.65	—	—
50.85 to 57.85	88,036	9 years	57.54	—	—
55.62 to 65.99	76,719	10 years	65.71	—	—

	422,867			90,677

On May 4, 2004, the Company entered into an agreement with Peter J. deSilva, President and Chief Operating Officer of the Company to issue 4,000 shares of Common Stock of the Company (the “Restricted Stock”). The shares vest 20% per year of employment through January 20, 2009. The restricted shares are automatically enrolled in the dividend reinvestment plan of the Company. Dividends paid on the restricted shares are used to purchase new shares which contain the same restriction. If Mr. deSilva terminates employment all non-vested shares are forfeited. The fair market value of the stock on the grant date of May 4, 2004, was $51.03. The Company recorded compensation cost of $79,000 in 2005.

At the April 26, 2005, shareholders’ meeting, the shareholders approved the UMB Financial Corporation Long-Term Incentive Compensation Plan (LTIP) which became effective as of January 1, 2005. The Plan permits the issuance to selected officers of the Company service based restricted stock grants, performance-based restricted stock grants and non-qualified stock options. Service-based restricted stock grants will contain a service requirement. The performance-based restricted grants will contain a performance and service requirements. The non-qualified stock options will contain a service requirement.

The Plan reserves up to 600,000 shares of the Company’s Stock. Of the total no more than 200,000 shares can be issued as restricted stock. These two requirements will be in effect with the 2006 LTIP issuance. In 2005, the service and performance based restricted stock grants were issued out of treasury stock. No one eligible employee may receive more than $1,000,000 in benefits under the Plan during any one fiscal year taking into account the value of all Stock Options and Restricted Stock received during such fiscal year.

The service-based restricted stock grants contain a service requirement. In 2005 the vesting requirement is 50% of the shares after three years of service, 75% after four years of service and 100% after five years of service. In 2005, the Company issued a total of 22,400 of service-based restricted grants to 28 officers at an average cost of $54.17 per grant. The shares will vest through April 28, 2010.

The performance-based restricted stock grants contain a service and a performance requirement. In 2005, the performance requirement is based on a pre-determined performance requirement over a three year period. The service requirement portion is a 3 year cliff vesting. If the performance requirement is not met, the executives do not receive the shares. In 2005, the Company issued a total of 17,746 of performance-based restricted stock grants to 28 officers at an average cost of $54.19 per grant.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The dividends on service and performance-based restricted stock grants are treated as two separate transactions. First cash dividends are paid on the restricted stock. Those cash dividends are then paid to purchase additional shares of restricted stocks. The dividends paid on the stock are recorded as a reduction to retained earnings (similar to all dividend transactions).

In 2005, the Company recorded $343,000 in compensation cost related to service and performance-based restricted stock grants. Additionally, unearned compensation of $1,904,000 was recorded as a component of capital with respect to the restricted stock grants.

In 2005, the Company issued 67,270 shares of non-qualified stock options to 28 officers. The non-qualified stock options carry a service performance requirement and will vest 50% after three years, 75% after four years and 100% after five years. The options will expire April 28, 2015.

12.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. The business segments were redefined during the fourth quarter of 2004, breaking Commercial Banking into three separate sectors: Commercial Banking and Lending; Corporate Services and Banking Services. This breakout was done to better reflect how we go to market with our products and services as well as adding more granularity to better identify the primary drivers of our profitability. In addition, the Company merged consumer oriented business lines into the Retail Banking Business Segment and created Consumer Services. Finally, to reflect our desire to focus on both Personal and Institutional segments, our Trust and Wealth Management Business Segment has been renamed Asset Management. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2005 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

In determining revenues and expenses associated with each individual business segment, the Company utilizes a funds transfer pricing model. This model records cost of funds or credit for funds using matched maturity funding for certain assets and liabilities, or a blended rate based on various maturities for the remaining assets and liabilities. The allowance for loan losses is allocated using specifically identified reserves assigned to loans where available, with general reserves assigned to the remaining loan portfolio based on historical losses, economic outlook and other factors. The related loan loss provision is assigned based on the amount necessary to maintain reserves adequate for each segment. Noninterest income and noninterest expense directly attributable to a segment is assigned to that segment. Direct expenses incurred by areas whose services support the overall Company are allocated to the Business Segments based on standard unit costs applied to actual volume measurements. Administrative expenses are allocated based on the estimated time expended for each segment. Any remaining expenses, such as corporate overhead, are assigned based on the ratio of an individual business segment’s noninterest expense to total noninterest expense incurred by all business lines. Virtually all interest rate risk is assigned to the Treasury and Other business segment that is the offset to the funds transfer pricing charges and credits assigned to each business segment.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summaries provide information about the activities of each segment:

Commercial Banking and Lending serves the commercial lending/leasing as well as the capital markets needs of the Company’s mid market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides commercial loans and lines of credit, letters of credit, and loan syndication services. Capital Markets provides consultative services and offers a variety of financing for companies that need non-traditional banking services. The services provided by Capital Markets include asset based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

Corporate Services meets the treasury management, treasury services, corporate trust, and security transfer needs of our commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services and various card products and services. Corporate Trust services include serving as corporate and municipal bond trustee as well as the paying agent/registrar for issued bonds and notes. Securities Transfer services include dividend disbursing/reinvestment, employee stock purchase plans, proxy services, as well as acting as transfer agent.

Banking Services provides products and services to both the Company’s customer base as well as selling the same products and services through its correspondent banking network in the Midwest. Products and services include bank stock loans, cash letter collections, FiServ account processing, international payments, foreign exchange, investment portfolio accounting and safekeeping. Additionally, consulting services are provided on a variety of issues including compliance, human resources, management, investment portfolio and asset/liability management.

Consumer Services delivers products and services through the Company’s bank branches, Call Center, Internet Banking and ATM network. These services are distributed over a seven state area, as well as through on-line and telephone banking. Consumer Services is a major provider of funds and assets for the Company. This segment offers a variety of consumer products, including deposit accounts, installment loans, credit cards, home equity lines of credit, residential mortgages, small business loans, and insurance services for individuals.

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning and investment management services. The private client services division offers full trust and personal banking services to high net worth individuals. The Company’s investment advisory and other services provided to the Company’s proprietary funds, Scout Funds, are also included in this segment.

Investment Services Group provides a full range of services for mutual funds, hedge funds, separate accounts and commingled funds to a wide range of investment advisors, independent money managers, broker/dealers, banks, third-party administrators, insurance companies and other financial service providers. Services provided include administration and fund accounting, investor services and transfer agency, cash management, custody, marketing, and distribution services.

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. Corporate eliminations and taxes are also allocated to this segment.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Banking and Lending			Corporate Services
	2005	2004	2003	2005	2004	2003
	(dollars in thousands)
Net interest income	$47,609	$48,680	$43,921	$45,403	$39,565	$48,376
Provision for loan losses	3,643	1,825	4,585	—	—	—
Noninterest income	1,812	1,276	651	62,835	61,723	61,422
Noninterest expense	25,908	26,925	26,401	78,724	76,632	75,583

Net income (loss) before tax	$19,870	$21,206	$13,586	$29,514	$24,656	$34,215

Average assets	$1,903	$1,763	$1,769	$49	$138	$100
Depreciation and amortization	1,450	1,465	1,452	6,498	6,289	5,604
Expenditures for additions to premises and equipment	1,520	1,839	726	11,395	8,903	5,054

	Banking Services			Consumer Services
	2005	2004	2003	2005	2004	2003
	(dollars in thousands)
Net interest income	$4,111	$6,224	$6,750	$81,392	$76,632	$83,755
Provision for loan losses	—	—	—	2,132	3,545	7,420
Noninterest income	30,621	31,193	32,946	73,359	61,176	57,884
Noninterest expense	30,947	28,778	28,392	143,085	142,368	140,094

Net income (loss) before tax	$3,785	$8,639	$11,304	$9,534	$(8,105)	$(5,875)

Average assets	$73	$97	$78	$1,127	$1,095	$960
Depreciation and amortization	1,304	1,241	1,078	15,852	16,442	15,869
Expenditures for additions to premises and equipment	1,646	1,371	647	23,308	22,707	8,730

	Asset Management			Investment Services Group
	2005	2004	2003	2005	2004	2003
	(dollars in thousands)
Net interest income	$99	$465	$368	$8,814	$6,564	$7,558
Provision for loan losses	—	—	—	—	—	—
Noninterest income	47,984	46,085	42,884	37,067	33,689	33,321
Noninterest expense	42,293	40,609	36,329	37,169	33,576	32,017

Net income (loss) before tax	$5,790	$5,941	$6,923	$8,712	$6,677	$8,862

Average assets	$12	$10	$8	$26	$26	$21
Depreciation and amortization	1,585	1,475	1,261	2,885	2,539	2,274
Expenditures for additions to premises and equipment	2,224	1,897	1,019	4,672	2,838	2,887

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Treasury and Other Adjustments			Total Consolidated Company
	2005	2004	2003	2005	2004	2003
	(dollars in thousands)
Net interest income	$862	$974	$2,451	$188,290	$179,104	$193,179
Provision for loan losses	—	—	—	5,775	5,370	12,005
Noninterest income	(1,805)	(7,039)	16,811	251,873	228,103	245,919
Noninterest expense	(57)	1,214	12,290	358,069	350,102	351,106

Net income (loss) before tax	$(886)	$(7,279)	$6,972	$76,319	$51,735	$75,987

Average assets	$3,904	$3,799	$4,214	$7,094	$6,928	$7,150
Depreciation and amortization	1,382	2,126	4,884	30,956	31,577	32,422
Expenditures for additions to premises and equipment	664	2,068	1,018	45,429	41,623	20,081

13.  COMMON STOCK

The following table summarizes the share transactions for the three years ended December 31, 2005:

	Shares Issued	Shares in Treasury
Balance December 31, 2002	27,528,365	(5,545,396)
Purchase of Treasury Stock	—	(301,293)
Sale of Treasury Stock	—	717
Issued for stock options	—	11,685

Balance December 31, 2003	27,528,365	(5,834,287)
Purchase of Treasury Stock	—	(87,364)
Sale of Treasury Stock	—	1,550
Issued for stock options	—	32,789

Balance December 31, 2004	27,528,365	(5,887,312)
Purchase of Treasury Stock	—	(222,519)
Sale of Treasury Stock	—	5,985
Issued for stock options & restricted stock	—	66,042

Balance December 31, 2005	27,528,365	(6,037,804)

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year. The shares used in the calculation of basic and diluted earnings per share, are shown below.

	For the Years Ended December 31
	2005	2004	2003
Weighted average basic common shares outstanding	21,554,768	21,668,749	21,783,354
Stock options and restricted stock	101,599	75,245	46,239

Weighted average diluted common shares outstanding	21,656,367	21,743,994	21,829,593

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2005 and 2004 was $200.2 million and $203.8 million, respectively. As of December 31, 2005 and 2004, standby letters of credit totaling $44.1 million and $47.1 million, respectively were with related parties to the Company.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $45.2 million and $46.2 million during the years ended December 31, 2005 and 2004, respectively. Net futures activity resulted in losses of $0.6 million for 2005, $0.4 million for 2004 and $0.8 million for 2003. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2005, contracts to purchase and to sell foreign currency averaged approximately $19.6 million compared to $15.0 million during 2004. The net gains on these foreign exchange contracts for 2005, 2004 and 2003 were $1.5 million, $1.7 million and $1.7 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2005, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
	2005	2004
	(in thousands)
Commitments to extend credit for loans (excluding credit card loans)	$1,271,717	$1,061,788
Commitments to extend credit under credit card loans	940,290	900,284
Commercial letters of credit	13,311	12,589
Standby letters of credit	200,232	203,791
Futures contracts	50,700	44,000
Forward foreign exchange contracts	15,791	13,015
Spot foreign exchange contracts	1,302	6,539

15.  ACQUISITIONS

On April 19, 2001, the Company acquired Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.) located in Milwaukee, Wisconsin. The purchase price of Sunstone is directly connected to gross revenue targets. The Company paid an initial amount of $8.0 million on April 19, 2001. Subsequently, the Company has made a $2.7 million payment in 2003, a $1.5 million payment in 2004, and a $0.8 million payment in 2005. The Company will make one additional annual payment in 2006 dependent upon gross revenue achieved through 2006. This acquisition was recorded as a purchase and was funded with existing working capital.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 26.2% in 2005, 17.2% in 2004, 22.5% in 2003. These percentages are computed by dividing total income tax by the sum of such tax and net income. Income taxes include the following components (in thousands):

	Year Ended December 31
	2005	2004	2003
Current
Federal provision	$19,143	$3,330	$20,843
State provision (benefit)	(2,401)	(796)	1,705

Total current tax provision	16,742	2,534	22,548
Deferred
Federal provision (benefit)	1,305	7,642	(4,777)
State provision (benefit)	1,954	(1,280)	(663)

Total deferred tax provision	3,259	6,362	(5,440)

Total tax provision	$20,001	$8,896	$17,108

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2005	2004	2003
Provision at statutory rate	$26,712	$18,107	$26,595
Tax-exempt interest income	(6,291)	(6,298)	(8,744)
State and local income taxes, net of federal tax benefits	741	501	677
Reduction of estimated income tax accruals	—	—	(1,804)
Federal tax credits	(700)	(1,840)	—
Sale of state tax credits	(946)	(1,850)	—
Other	485	276	384

Total tax provision	$20,001	$8,896	$17,108

Investment tax credits are recorded as a component of tax expense in the period that such credits are approved. Investment tax credits related to the acquisition of assets reduce the tax basis of the associated assets and tax depreciation is calculated on this reduced amount. A deferred tax liability is established for the difference between the book and tax basis of such assets.

In 2005 and 2004, state tax credits received for the renovation of an office building were sold under a program with the taxing authority that issued such credits. The sale of these tax credits was recorded as a component of tax expense. A deferred tax liability was established for the gain on the sale of the tax credits.

In preparing the tax return, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws, regulations, and methods. At December 31, 2005, the Company is in the examination process with various state taxing authorities for tax years dating back to 2001. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has various state net operating loss carry-forwards of approximately $11 million and $17 million for 2005 and 2004, respectively. These net operating losses expire at various times through 2024.

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax purposes. The significant components of deferred tax assets and liabilities are reflected in the following table.

	2005	2004
Deferred tax assets:
Allowance for loan losses	$14,697	$15,542
Net unrealized loss on securities available for sale	12,489	6,123
Accrued expenses	2,463	1,386
Miscellaneous	1,306	3,608

Total deferred tax assets	30,955	26,659

Deferred tax liabilities:
Land, building, and equipment	(19,914)	(21,255)
Intangibles	(2,094)	(1,532)
Miscellaneous	(4,529)	(2,561)

Total deferred tax liabilities	(26,537)	(25,348)

Net deferred tax asset included in other assets	$4,418	$1,311

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

Trading Securities    Fair values for trading securities (including financial futures), are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

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

Deposit Liabilities    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2005 and 2004. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 are as follows (in millions)

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,028.0	$1,028.0	$792.8	$792.8
Securities available for sale	3,323.2	3,323.2	3,588.9	3,588.9
Securities held to maturity	67.0	67.4	166.1	168.3
Federal Reserve Bank and other stock	13.3	13.3	9.0	9.0
Trading securities	58.5	58.5	60.2	60.2
Loans (exclusive of allowance for loan loss)	3,393.4	3,377.1	2,869.2	2,803.8

FINANCIAL LIABILITIES
Demand and savings deposits	4,706.6	4,706.6	4,427.2	4,427.1
Time deposits	1,214.3	1,212.9	956.5	959.6
Federal funds and repurchase agreements	1,360.9	1,360.9	1,506.0	1,506.0
Short-term debt	35.1	35.1	39.4	39.4
Long-term debt	38.5	39.5	21.1	21.0

OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans	—	4.0	—	3.5
Commercial letters of credit	—	0.4	—	0.4
Standby letters of credit	0.2	1.4	0.2	1.1

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.  PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS

	December 31
	2005	2004
	(in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$677,837	$652,549
Non-banks	25,164	22,557

Total investment in subsidiaries	703,001	675,106
Goodwill on purchased affiliates	5,011	5,011
Other intangibles	—	51
Cash	33,195	16,344
Securities available for sale and other	98,829	129,431

Total Assets	$840,036	$825,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$5,376	$4,762
Long-term debt	—	—
Accrued expenses and other	1,197	1,999

Total liabilities	6,573	6,761
Shareholders’ equity	833,463	819,182

Total liabilities and shareholders’ equity	$840,036	$825,943

STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003
	(in thousands)
INCOME:
Dividends and income received from affiliate banks	$34,860	$47,950	$64,228
Service fees from subsidiaries	11,085	11,321	10,058
Other	2,560	2,001	1,765

Total income	48,505	61,272	76,051

EXPENSE:
Salaries and employee benefits	9,486	7,508	6,604
Interest on long-term debt	—	—	210
Services from affiliate banks	652	652	652
Other	10,111	10,025	9,904

Total expense	20,249	18,185	17,370

Income before income taxes and equity in undistributed earnings of subsidiaries	28,256	43,087	58,681
Income tax benefit	(2,620)	(2,279)	(1,949)

Income before equity in undistributed earnings of subsidiaries	30,876	45,366	60,630
Equity in undistributed earnings of subsidiaries:
Banks	23,678	(2,341)	(221)
Non-Banks	1,764	(186)	(1,530)

Net income	$56,318	$42,839	$58,879

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

UMB FINANCIAL CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net income	$56,318	$42,839	$58,879
Equity in earnings of subsidiaries	(60,302)	(45,423)	(62,249)
Other	(3,523)	(58)	8,001

Net cash provided by (used in) operating activities	(7,507)	(2,642)	4,631

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	8	—	—
Proceeds from maturities of securities available for sale	52,950	69,500	38,000
Purchases of securities available for sale	(18,825)	(101,841)	(90,183)
Refund of capital investment from closed subsidiary	—	—	4,880
Net capital investment in subsidiaries	(13,343)	(1,456)	(6,684)
Dividends received from subsidiaries	34,860	47,950	64,000
Repayment of loan advances from subsidiary	—	—	2,075
Net capital expenditures for premises and equipment	(378)	(1,353)	(368)

Net cash provided by investing activities	55,272	12,800	11,720

FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	(15,000)
Cash dividends paid	(19,015)	(18,203)	(17,618)
Net purchase of treasury stock	(11,899)	(3,369)	(11,643)

Net cash used in financing activities	(30,914)	(21,572)	(44,261)

Net increase (decrease) in cash	16,851	(11,414)	(27,910)

Cash at beginning of period	16,344	27,758	55,668

Cash at end of period	$33,195	$16,344	$27,758

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2005	March 31	June 30	Sept 30	Dec 31
Interest income	$60,593	$64,607	$71,417	$75,294
Interest expense	(16,302)	(17,486)	(22,693)	(27,140)

Net interest income	44,291	47,121	48,724	48,154
Provision for loan losses	(750)	(750)	(1,454)	(2,821)
Noninterest income	63,697	62,534	64,736	60,906
Noninterest expense	(91,326)	(89,901)	(89,936)	(86,906)
Income tax provision	(4,332)	(5,391)	(5,900)	(4,378)

Net income	$11,580	$13,613	$16,170	$14,955

2004	March 31	June 30	Sept 30	Dec 31
Interest income	$54,016	$52,275	$55,010	$58,153
Interest expense	(9,063)	(8,239)	(9,775)	(13,273)

Net interest income	44,953	44,036	45,235	44,880
Provision for loan losses	(1,802)	(1,731)	(1,887)	50
Noninterest income	58,734	55,861	56,992	56,516
Noninterest expense	(87,948)	(87,533)	(86,932)	(87,689)
Income tax provision	(3,179)	(2,219)	(1,400)	(2,098)

Net income	$10,758	$8,414	$12,008	$11,659

Per Share	Three Months Ended
2005	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.54	$0.63	$0.75	$0.69
Net income—diluted	0.53	0.63	0.75	0.69
Dividend	0.22	0.22	0.22	0.25
Book value	37.68	38.36	38.56	38.78

Per Share
2004	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.50	$0.39	$0.55	$0.54
Net income—diluted	0.49	0.39	0.55	0.54
Dividend	0.21	0.21	0.21	0.22
Book value	38.02	37.18	37.85	37.85

Reclassifications

Certain reclassifications were made to the 2004 and 2005 quarterly operating results to conform to current year presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, MO

March 8, 2006

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions)

(unaudited)	2005			2004
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2)	$3,130.8	$177.1	5.66%	$2,781.1	$136.5	4.91%
Securities:
Taxable	2,230.6	64.8	2.91	2,351.2	57.8	2.46
Tax-exempt (FTE)	629.6	29.7	4.72	615.2	28.7	4.67

Total securities	2,860.2	94.5	3.30	2,966.4	86.5	2.91
Federal funds sold and resell agreements	228.2	8.0	3.50	280.3	4.4	1.57
Other earning assets (FTE)	60.1	2.4	3.91	69.2	2.2	3.15

Total earning assets (FTE)	6,279.3	282.0	4.49	6,097.0	229.6	3.76
Allowance for loan losses	(40.5)			(44.3)
Cash and due from banks	481.5			511.2
Other assets	374.0			364.0

Total assets	$7,094.3			$6,927.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$2,302.2	$25.8	1.12%	$2,214.7	$9.0	0.41%
Time deposits under $100,000	658.4	17.9	2.72	668.9	14.3	2.14
Time deposits of $100,000 or more	288.1	8.4	2.92	226.8	3.8	1.68

Total interest bearing deposits	3,248.7	52.1	1.60	3,110.4	27.1	0.87
Short-term debt	14.5	0.4	2.87	18.4	0.2	1.09
Long-term debt	34.8	1.8	4.89	17.7	0.9	5.11

Federal funds purchased and repurchase agreements	1,029.1	29.4	2.85	1,050.9	12.2	1.16

Total interest bearing liabilities	4,327.1	83.7	1.93	4,197.4	40.4	0.96
Noninterest bearing demand deposits	1,887.3			1,865.6
Other	50.5			43.3

Total	6,264.9			6,106.3

Total shareholders’ equity	829.4			821.6

Total liabilities and shareholders’ equity	$7,094.3			$6,927.9

Net interest income (FTE)		$198.3			$189.2
Net interest spread			2.56%			2.80%
Net interest margin			3.16%			3.10%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2)	Loan fees are included in interest income. Such fees totaled $7.9 million $9.1 million, $9.8 million, $10.3 million, and $11.7 million in 2005, 2004, 2003, 2002, and 2001, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2003			2002			2001			Average Balance Five-Year Compound Growth Rate
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)

$2,588.8	$137.6	5.31%	$2,632.9	$161.3	6.13%	$2,929.1	$226.7	7.74%	0.82%

2,771.9	70.9	2.56	3,146.0	100.9	3.21	2,480.7	119.6	4.82	1.16
735.9	38.5	5.24	686.5	40.6	5.91	664.5	40.8	6.14	(3.08)

3,507.8	109.4	3.12	3,832.5	141.5	3.69	3,145.2	160.4	5.10	0.13
146.5	1.7	1.16	185.7	3.1	1.69	195.8	7.6	3.89	(0.08)
50.4	1.5	3.04	67.0	2.7	4.06	70.4	3.8	5.36	(4.23)

6,293.5	250.2	3.98	6,718.1	308.6	4.59	6,340.5	398.5	6.28	0.42
(40.8)			(37.2)			(34.3)			5.09
512.0			497.1			617.1			(7.74)
385.4			411.1			440.2			(3.63)

$7,150.1			$7,589.1			$7,363.5			(0.54)%

$2,460.4	$9.1	0.37%	$2,624.8	$20.7	0.79%	$2,527.5	$54.1	2.14%	0.28%
779.5	19.8	2.54	892.2	31.8	3.56	823.4	40.7	4.95	(4.39)
252.1	4.3	1.72	287.7	6.9	2.40	283.6	13.1	4.62	(3.70)

3,492.0	33.2	0.95	3,804.7	59.4	1.56	3,634.5	107.9	2.97	(1.15)
23.8	0.2	0.84	61.1	0.9	1.44	91.5	3.1	3.36	(19.54)
17.4	1.1	6.17	27.5	1.9	6.82	28.8	1.9	6.80	3.29

950.6	8.2	0.87	1,107.8	14.2	1.29	973.1	32.2	3.26	(0.42)

4,483.8	42.7	0.95	5,001.1	76.4	1.53	4,727.9	145.1	3.07	(1.07)
1,788.1			1,723.1			1,775.7			(0.36)
69.7			70.7			111.2			(16.50)

6,341.6			6,794.9			6,614.8			(1.08)

808.5			794.2			748.7			4.17

$7,150.1			$7,589.1			$7,363.5			(0.54)%

	$207.5			$232.2			$253.4
		3.03%			3.06%			3.21%
		3.30%			3.46%			4.00%

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

Disclosure Controls and Procedures cannot provide absolute assurance of achieving disclosure objectives because of their inherent limitations. Disclosure Controls and Procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that errors in meeting the Company’s reporting and disclosure obligations may not be prevented or detected on a timely basis by Disclosure Controls and Procedures. However, these inherent limitations are known features of the disclosure process. Therefore it is possible to design into the process safeguards to reduce, although not eliminate, this risk. The Company’s Disclosure Controls and Procedures include such safeguards. Projections of any evaluation of effectiveness of Disclosure Controls and Procedures in future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or because the degree of compliance with the Company’s policies and procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting    No changes in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such controls during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that UMB Financial Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, MO

March 8, 2006

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 10 and 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 (the “2006 Annual Meeting of Shareholders”).

The information required by this item regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “Executive Compensation—Report of the Compensation Committee,” “Executive Compensation—Employment Agreements,” “Executive Compensation—I. Summary Compensation Table,” “Executive Compensation, II. Options Grants in 2005,” “Executive Compensation—III. Aggregated Option Exercises in 2005, and Option Values at December 31, 2005,” “Corporate Governance—Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

This information is included in the Company’s 2006 Proxy Statement under the caption “Stock Ownership—Principal Shareholders” and is hereby incorporated by reference.

Security Ownership of Management

This information is included in the Company’s 2006 Proxy Statement under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers” and is hereby incorporated by reference.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders
1992 Incentive Stock Option Plan	138,287	$37.28	None
2002 Incentive Stock Option Plan	284,580	53.96	655,839
2005 Long-term Incentive Plan Non-Qualified Stock Options	65,286	54.19	534,714

Equity compensation plans not approved by security holders	None	None	None

Total	488,153	$40.29	1,190,553

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information provided under the caption “Corporate Governance—Certain Transactions” of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the Three Years Ended December 31, 2005
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2005
Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2005
Notes to Consolidated Financial Statements
Independent Auditors’ Report

Condensed Consolidated Financial Statements for the parent company only may be found in item 8 above. All other schedules have been omitted because the required information is presented in the Consolidated Financial Statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K

3.1	Articles of Incorporation restated as of March 6, 2003, and filed with the Missouri Secretary of State on April 2, 2003, incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 12, 2003.

3.2	Bylaws, restated January 25, 2005, and incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for December 31, 2004, and filed with the Commission on March 14, 2005.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan incorporated by reference to Exhibit 4.4 to Form S-8 Registration Statement filed on December 20, 2002.

10.3	UMB Financial Corporation Long-Term Incentive Compensation Plan incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 26, 2005 Annual Meeting filed with the Commission on March 21, 2005.

10.4	Stock Purchase Agreement by and among UMB Financial Corporation and the Stockholders of Sunstone Financial Group, Inc. dated April 3, 2001 and incorporated by reference to Exhibit 10.4 to Company’s Form 10-K filed on March 12, 2003.

10.5	Modification Agreement dated June 26, 2002 between UMB Financial Corporation and Miriam M. Allison and incorporated by reference to Exhibit 10.5 to Company’s Form 10-K filed on March 12, 2003.

10.6	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.7	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005

10.8	Employment letter between the Company and Vincent J. Ciavardini dated January 14, 2002.

10.9	Restricted Stock Award Agreement and description of employment arrangement between the Company and Peter J. deSilva, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission of May 7, 2004.

10.10	Employment offer letter between the Company and Michael D. Hagedorn dated February 9, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005, and filed with the Commission on February 14, 2005.

10.11	Employment offer letter between the company and Bradley J. Smith dated January 6, 2005 incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.12	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004 incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.13	Summary of Company’s Executive Compensation Arrangement with Directors and Certain Executive Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

THEODORE M. ARMSTRONG Theodore M. Armstrong	Director

PETER J. DESILVA Peter J. deSilva	Director

Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director

KRIS A. ROBBINS Kris A. Robbins	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director

JON M. WEFALD Jon M. Wefald	Director

DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director

TERRENCE P. DUNN Terrence P. Dunn	Director

Richard Harvey	Director

JOHN H. MIZE, JR. John H. Mize, Jr.	Director

THOMAS D. SANDERS Thomas D. Sanders	Director

PAUL UHLMANN III Paul Uhlmann III	Director

THOMAS J. WOOD III Thomas Jr. Wood III	Director

*/s/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board

Date: March 15, 2005