Form 10-K/A
period 2005-12-31
UMB FINANCIAL CORP
filed 2006-04-12
CIK 101382

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------
                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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

                          Common Stock, $1.00 Par Value

                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   X  Yes      No
                                               ---      ---

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes   X  No
                                                    ---      ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes      No
                                           ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes   X  No
                                            ---      ---

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 25, 2006, are incorporated by reference into in Part III of this Form 10K.
================================================================================
                                EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the "SEC") on March 15, 2006 (the "Form 10-K"), to correct typographical errors with respect to the execution dates contained in (i) the Chief Executive Officer's Certification Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Form 10-K), (ii) the Chief Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Form 10-K),
(iii) the Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Form 10-K), and (iv) the Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Form 10-K), all of which were inadvertently dated March 15, 2005, rather than March 15, 2006.

This Form 10-K/A continues to speak as of the date that the initial Form 10-K was filed with the SEC, and we have not updated the disclosures herein to reflect any information or events subsequent to the filing of the initial Form 10-K. Other than revisions to the signature pages as permitted by Rule 12b-15, the remainder of this Form 10-K/A is unchanged and all subsequent references to the "Form 10-K" shall refer to the initial Form 10-K, as amended by this Form 10-K/A.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UMB FINANCIAL CORPORATION

                                        /s/ J. Mariner Kemper
                                        ---------------------
                                        J. Mariner Kemper
                                        Chairman of the Board

                                        /s/ Michael D. Hagedorn
                                        -----------------------
                                        Michael D. Hagedorn
                                        Chief Financial Officer

Date: April 12, 2006