Form 10-Q
period 2006-03-31
UMB FINANCIAL CORP
filed 2006-05-09
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of April 30, 2006, UMB Financial Corporation had 21,428,338 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
ASSETS
Loans	$3,418,106	$3,373,944
Allowance for loan losses	(40,679)	(40,825)

Net loans	3,377,427	3,333,119

Loans held for sale	17,960	19,460
Investment Securities:
Available for sale	2,524,736	3,323,198
Held to maturity (market value of $62,651 and $67,365, respectively)	62,453	67,037
Federal Reserve Bank stock and other	15,022	15,094
Trading securities	62,736	58,488

Total investment securities	2,664,947	3,463,817

Federal funds sold and securities purchased under agreements to resell	759,879	426,578
Cash and due from banks	418,125	599,580
Bank premises and equipment, net	234,198	236,038
Accrued income	49,896	51,848
Goodwill on purchased affiliates	59,727	59,727
Other intangibles	6,857	4,078
Other assets	48,296	53,544

Total assets	$7,637,312	$8,247,789

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,065,218	$2,051,922
Interest-bearing demand and savings	2,418,597	2,654,637
Time deposits under $100,000	791,661	713,249
Time deposits of $100,000 or more	351,717	501,014

Total deposits	5,627,193	5,920,822
Federal funds purchased and repurchase agreements	1,088,953	1,360,942
Short-term debt	5,671	35,091
Long-term debt	37,879	38,471
Accrued expenses and taxes	33,638	39,247
Other liabilities	16,155	19,753

Total liabilities	6,809,489	7,414,326

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 33,000,000 shares, 27,528,365 issued, 21,396,059 and 21,490,561 shares outstanding, respectively	27,528	27,528
Capital surplus	726,244	726,204
Retained earnings	350,568	342,675
Accumulated other comprehensive loss	(28,485)	(21,550)
Treasury stock, 6,132,306 and 6,037,804 shares, at cost, respectively	(248,032)	(241,394)

Total shareholders’ equity	827,823	833,463

Total liabilities and shareholders’ equity	$7,637,312	$8,247,789

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Loans	$53,234	$37,722
Securities:
Taxable interest	21,753	16,664
Tax-exempt interest	5,683	4,372

Total securities income	27,436	21,036

Federal funds and resell agreements	5,088	1,315
Trading securities and other	715	520

Total interest income	86,473	60,593

INTEREST EXPENSE
Deposits	20,762	9,727
Federal funds and repurchase agreements	12,835	6,231
Short-term debt	152	69
Long-term debt	478	275

Total interest expense	34,227	16,302

Net interest income	52,246	44,291
Provision for loan losses	3,159	750

Net interest income after provision for loan losses	49,087	43,541

NONINTEREST INCOME
Trust and securities processing	22,670	20,498
Trading and investment banking	4,113	4,529
Service charges on deposits	17,607	17,976
Insurance fees and commissions	991	828
Brokerage fees	1,518	1,550
Bankcard fees	8,946	7,622
Gain on sale of other assets, net	22	2,592
Gain on sale of employee benefit accounts	—	3,600
Gain on sales of securities available for sale, net	9	—
Other	3,944	4,502

Total noninterest income	59,820	63,697

NONINTEREST EXPENSE
Salaries and employee benefits	47,238	52,060
Occupancy, net	6,554	6,417
Equipment	11,115	10,476
Supplies and services	5,775	5,549
Marketing and business development	3,622	2,960
Processing fees	6,311	5,564
Legal and consulting	1,649	1,827
Bankcard	3,291	2,442
Amortization of other intangibles	218	186
Other	5,260	3,844

Total noninterest expense	91,033	91,325

Income before income taxes	17,874	15,913
Income tax provision	4,633	4,333

NET INCOME	$13,241	$11,580

PER SHARE DATA
Net income - basic	$0.62	$0.54
Net income - diluted	0.62	0.53
Dividends	0.25	0.22

Weighted average shares outstanding	21,409,760	21,636,200

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - January 1, 2005	$27,528	$726,595	$305,986	$(10,619)	$(230,308)	$819,182
Comprehensive income
Net income	—	—	11,580	—	—	11,580
Change in unrealized losses on securities -		—	—	(10,407)	—	(10,407)

Total comprehensive income						1,173
Cash dividends ($0.22 per share)	—	—	(4,759)	—	—	(4,759)
Purchase of treasury stock	—	—	—	—	(835)	(835)
Recognition of restricted stock compensation		18			23	41
Sale of treasury stock	—	39	—	—	39	78
Exercise of stock options	—	21	—	—	82	103

Balance - March 31, 2005	$27,528	$726,673	$312,807	$(21,026)	$(230,999)	$814,983

Balance - January 1, 2006	$27,528	$726,204	$342,675	$(21,550)	$(241,394)	$833,463
Comprehensive income
Net income	—	—	13,241	—	—	13,241
Change in unrealized losses on securities	—	—	—	(6,935)	—	(6,935)

Total comprehensive income						6,306
Cash dividends ($0.25 per share)	—	—	(5,348)	—	—	(5,348)
Purchase of treasury stock	—	—	—	—	(6,812)	(6,812)
Issuance of stock awards	—	89	—	—	61	150
Recognition of equity based compensation	—	(126)	—	—	—	(126)
Sale of treasury stock	—	62	—	—	46	108
Exercise of stock options	—	15	—	—	67	82

Balance - March 31, 2006	$27,528	$726,244	$350,568	$(28,485)	$(248,032)	$827,823

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net Income	$13,241	$11,580
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,159	750
Depreciation and amortization	7,851	7,716
Deferred income taxes	60	1,108
Net decrease/(increase) in trading securities and other earning assets	(4,248)	4,767
Gains on sales of securities available for sale	(9)	—
Amortization of securities premiums, net of discount accretion	(1,510)	3,571
Net decrease in loans held for sale	1,500	3,030
Issuance of stock awards	150	—
Recognition of stock based compensation	(126)	—
Gains on sales of other assets, net	(22)	(2,592)
Changes in:
Accrued income	1,952	(1,473)
Accrued expenses and taxes	(5,609)	4,201
Other assets and liabilities, net	5,503	12,953

Net cash provided by operating activities	21,892	45,611

Investing Activities
Proceeds from maturities of securities held to maturity	8,864	23,476
Proceeds from sales of securities available for sale	18	—
Proceeds from maturities of securities available for sale	7,487,181	6,701,240
Purchases of securities held to maturity	(4,252)	(3,818)
Purchases of securities available for sale	(6,698,222)	(5,816,392)
Net increase in loans	(47,467)	(58,911)
Net increase in fed funds and resell agreements	(333,301)	(3,935)
Purchases of bank premises and equipment	(5,802)	(5,070)
Cash received for branch deposits, net of cash paid	19,998	—
Net change in unsettled securities transactions	239	(7,294)
Proceeds from sales of bank premises and equipment	18	3,428

Net cash provided by investing activities	427,274	832,724

Financing Activities
Net decrease in demand and savings deposits	(230,594)	(288,727)
Net decrease in time deposits	(86,030)	(103,209)
Net decrease in fed funds/ repurchase agreements	(271,989)	(501,977)
Net decrease in short-term debt	(29,420)	(29,256)
Proceeds from long-term debt	—	19,000
Repayment of long-term debt	(592)	(318)
Cash dividends	(5,374)	(4,762)
Proceeds from exercise of stock options and sales of treasury shares	190	222
Purchases of treasury stock	(6,812)	(835)

Net cash used in financing activities	(630,621)	(909,862)

Decrease in cash and due from banks	(181,455)	(31,527)
Cash and due from banks at beginning of period	599,580	497,427

Cash and due from banks at end of period	$418,125	$465,900

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation are listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the diluted effect of 106,393 and 84,202 shares issueable upon the exercise of stock options granted by the Company at March 31, 2006 and 2005, respectively.

Accounting for Stock-Based Compensation

Effective with the first quarter of 2006, the Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123 (R) “Share Based Payment”. SFAS No. 123 (R) establishes accounting standards for all transactions in which the Company exchanges its equity instruments for goods and services. SFAS No. 123 (R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

The Company uses the Black – Scholes pricing model to determine the fair value of its options. The assumptions utilized in the model for stock based awards granted prior to the adoption of SFAS No. 123 (R) are provided in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. No new stock based grants have been issued since the adoption of SFAS No. 123 (R).

The modified prospective method of adoption was chosen by the Company. This method requires the provisions of SFAS No. 123 (R) to be generally applied to share based awards granted after the adoption of the new standard. The financial statements for periods prior to the adoption of SFAS No. 123 (R) are not changed under this method.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

As noted above, prior to adoption of SFAS No. 123 (R), forfeitures were recognized as they actually occurred. Under the new standard an estimate of forfeitures is made for all share based compensation outstanding and applied to compensation expense starting at the initial grant date. Forfeiture adjustments are required over the term of each grant’s service period to account for changes in the Company’s actual forfeitures of share based instruments. The Company recognized a benefit to compensation expense in the first quarter of 2006 for changes in expected forfeitures for outstanding share based awards. This transition adjustment was not material to the Company’s first quarter earnings.

The Company recognized $0.2 million in expense related to outstanding stock options and $0.1 million in expense related to outstanding restricted stock grants for the three months ended March 31, 2006. The Company has $2.6 million of unrecognized compensation expense related to the outstanding options and $1.6 million of unrecognized compensation expense related to outstanding restricted stock grants at March 31, 2006.

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(dollars in thousands)	Three Months Ended March 31, 2005
Net income, as reported	$11,580
Add: Stock based compensation expense included in reported net income, net of tax	41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	156

Pro forma net income	$11,465

Earnings per share:
Basic-as reported	0.54
Basic-pro forma	0.53
Diluted-as reported	0.53
Diluted-pro forma	0.53

Reclassifications

Certain reclassifications were made to the 2005 Condensed Consolidated Financial Statements to conform to the current year presentation.

3. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Commercial, financial, and agricultural	$1,562,679	$1,497,496
Real estate construction	49,014	47,403
Consumer	957,033	987,770
Real Estate	843,425	835,207
Leases	5,955	6,068

Total loans	$3,418,106	$3,373,944

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

This table provides an analysis of the allowance for loan losses for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Allowance - January 1	$40,825	$42,723
Additions (deductions):
Charge-offs	(4,024)	(3,117)
Recoveries	719	524

Net charge-offs	(3,305)	(2,593)

Provision charged to expense	3,159	750

Allowance - March 31	$40,679	$40,880

Impaired loans under SFAS No. 114. SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the three months ended March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Total impaired loans as of March 31 and December 31	$5,384	$6,650
Amount of impaired loans which have a related allowance	2,042	1,134
Amount of related allowance	1,261	502
Remaining impaired loans with no allowance	3,342	5,516
Average recorded investment in impaired loans during the period	6,017	7,690

4. Securities

Investment securities at fair value consist of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Available for sale
U.S. Treasuries	$511,443	$531,798
U.S. Agencies	474,350	1,256,227
State and political subdivisions	616,485	614,505
Mortgage backed	922,458	920,668

Total available for sale	2,524,736	3,323,198
Federal Reserve Bank stock and other	15,022	15,094
Trading securities	62,736	58,488

Total investments at fair value	$2,602,494	$3,396,780

Investment securities held to maturity at book value consist of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
State and political subdivisions	$62,453	$67,037

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

5. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2006 and December 31, 2005 by operating segment are as follows (dollars in thousands):

	Consumer Services	Asset Management	Investment Services Group	Total
Balances as of January 1, 2005	$34,981	$10,479	$13,655	$59,115
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	843	843
Other changes to prior years’ acquisitions	(238)	—	7	(231)

Balances as of December 31, 2005	$34,743	$10,479	$14,505	$59,727

Balances as of January 1, 2006	$34,743	$10,479	$14,505	$59,727
Goodwill acquired during period	—	—	—	—

Balances as of March 31, 2006	$34,743	$10,479	$14,505	$59,727

Following are the intangible assets that continue to be subject to amortization as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	As of March, 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Beginning core deposit intangible assets	$16,777	$16,777	$—
Core deposit premium acquired during period	2,997	36	2,961

Ending core deposit intangible assets	19,774	16,813	2,961

Other intangible assets	7,200	3,304	3,896

Total	$26,974	$20,117	$6,857

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$16,777	$16,777	$—
Other intangible assets	7,200	3,122	4,078

Total	$23,977	$19,899	$4,078

Following is the aggregate amortization expense recognized in each period (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Aggregate amortization expense	$218	$186

Estimated amortization expense of intangible assets on future years (dollars in thousands):
For the year ended December 31, 2006	$1,087
For the year ended December 31, 2007	1,159
For the year ended December 31, 2008	1,159
For the year ended December 31, 2009	1,159
For the year ended December 31, 2010	854

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

6. Other Comprehensive Loss

The Company’s only component of other comprehensive loss for the three months ended March 31, 2006 and 2005 was the net unrealized gains and losses on available for sale securities (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Change in unrealized holding losses, net	$(10,960)	$(16,480)
Less: Reclassification adjustments for gains included in income	(9)	—

Net unrealized holding loss	(10,969)	(16,480)
Income tax benefit	4,034	6,073

Other comprehensive loss	$(6,935)	$(10,407)

7. Commitments, Contingencies and Guarantees

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These conditions generally include, but are not limited to, each customer being current as to repayment terms of existing loans and no deterioration in the customer’s financial condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The interest rate is generally a variable rate. If the commitment has a fixed interest rate, the rate is generally not set at current market conditions until such time as credit is extended. For credit card customers, the Company has the right to change or terminate terms or conditions of the credit card account at any time. Since a large portion of the commitments and unused credit card lines are never actually drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended.

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at March 31, 2006 and December 31, 2005 were $273.2 million and $200.2 million, respectively. As of March 31, 2006 and December 31, 2005, standby letters of credit totaling $47.7 million and $44.1 million, respectively were with related parties to the Company.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $54.1 million and $45.2 million during the periods ended March 31, 2006 and December 31, 2005, respectively. Net futures activity resulted in gains of $0.5 million for the three months ended March 31, 2006 and gains of $0.5 million for the same period in 2005. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the three months ended March 31, 2006, contracts to purchase and to sell foreign currency averaged approximately $18.7 million compared to $19.6 million at December 31, 2005. The net gains on these foreign exchange contracts for the three months ended March 31, 2006 and 2005 were $0.4 million and $0.4 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At March 31, 2006, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

Contract or Notional Amount (dollars in thousands):

	March 31, 2006	December 31, 2005
Commitments to extend credit for loans (excluding credit card loans)	$1,261,440	$1,271,717
Commitments to extend credit under credit card loans	960,493	940,290
Commercial letters of credit	15,179	13,311
Standby letters of credit	273,151	200,232
Futures contracts	57,400	50,700
Forward foreign exchange contracts	14,644	15,791
Spot foreign exchange contracts	2,766	1,302

8. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). In the first quarter of 2006, the Company moved its Corporate Trust group from the Corporate Services segment to the Asset Management segment. Further, it changed the name of Corporate Services to Payment and Technology Solutions. In addition, the Company moved the Scout Brokerage group from the Consumer Services segment to the Asset Management segment. The prior year information has been reclassified to conform to the 2006 reporting structure.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

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

Payment and Technology Solutions meets the treasury management, treasury services, corporate trust, and security transfer needs of our commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services and various card products and services. Corporate Trust services include serving as corporate and municipal bond trustee as well as the paying agent/registrar for issued bonds and notes. Securities Transfer services include dividend disbursing/reinvestment, employee stock purchase plans, proxy services, as well as acting as transfer agent.

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

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning, corporate trust, brokerage and investment management services. The private client services division offers full trust and personal banking services to high net worth individuals. The Company’s investment advisory and other services provided to the Company’s proprietary funds, UMB Scout Funds, are also included in this segment.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (dollars in thousands):

	Three Months Ended March 31,
	Commercial Banking and Lending		Payment and Technology Solutions
	2006	2005	2006	2005
Net interest income	$13,152	$10,986	$12,716	$10,016
Provision for loan losses	2,365	487	—	—
Noninterest income	546	313	11,604	12,463
Noninterest expense	6,363	7,244	17,556	17,777

Net income (loss) before tax	$4,970	$3,568	$6,764	$4,702

Average assets	$1,904,000	$1,767,000	$51,000	$47,000
Depreciation and amortization	399	375	1,334	1,348
Expenditures for additions to premises and equipment	299	174	777	1,114

	Banking Services		Consumer Services
	2006	2005	2006	2005
Net interest income	$1,363	$1,047	$22,423	$19,588
Provision for loan losses	—	—	878	263
Noninterest income	7,065	7,583	14,824	16,038
Noninterest expense	7,134	7,892	36,398	35,603

Net income (loss) before tax	$1,294	$738	$(29)	$(240)

Average assets	$66,000	$61,000	$1,164,000	$1,080,000
Depreciation and amortization	335	352	3,927	3,888
Expenditures for additions to premises and equipment	205	154	3,168	2,400

	Asset Management		Investment Services Group
	2006	2005	2006	2005
Net interest income	$(20)	$52	$2,612	$2,246
Provision for loan losses	—	—	—	—
Noninterest income	16,533	16,757	10,019	8,696
Noninterest expense	13,541	14,935	9,595	8,426

Net income (loss) before tax	$2,972	$1,874	$3,036	$2,516

Average assets	$13,000	$12,000	$28,000	$26,000
Depreciation and amortization	756	751	798	654
Expenditures for additions to premises and equipment	532	645	551	466

	Treasury and Other Adjustments		Total Consolidated Company
	2006	2005	2006	2005
Net interest income	$—	$356	$52,246	$44,291
Provision for loan losses	(84)	—	3,159	750
Noninterest income	(771)	1,847	59,820	63,697
Noninterest expense	446	(552)	91,033	91,325

Net income (loss) before tax	$(1,133)	$2,755	$17,874	$15,913

Average assets	$4,497,000	$4,175,000	$7,723,000	$7,168,000
Depreciation and amortization	302	348	7,851	7,716
Expenditures for additions to premises and equipment	270	117	5,802	5,070

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

9. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $1,907,966 in March 2006 for the 2005 year and $1,905,580 in 2005 for the 2004 year.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the “2002 Plan”), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. All options that are issued under the 2002 plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005 under the 2002 plan cannot be exercised until at least four years 11 months after the date they are granted. Options issued in 2005 under the 2002 plan have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The Board Compensation Committee is empowered to issue such incentive options under an agreement that accelerates the exercise period for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income. Effective January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares at date of grant. The plan terminates April 17, 2012. The table below discloses the activity during the three months ended March 31, 2006 relating to the options granted in 2002 through 2005 under this plan.

Stock Options Under the 2002 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Outstanding - December 31, 2005	284,580	$38.11 to $ 65.99	$53.96
Canceled	(7,725)	38.11 to 65.99	49.52

Outstanding - March 31, 2006	276,855	38.11 to 65.99	55.47

Exercisable - March 31, 2006	—	—	—

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the “1992 plan”), which provides incentive options to certain key employees for up to 500,000 common shares of the Company. Of the options granted prior to 1998, 40 percent are exercisable two years from the date of the grant and are thereafter exercisable in 20 percent increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the case of a recipient holding more than 10 percent of the Company’s stock, 5 years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income. Effective January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares at date of grant. No further options may be granted under the 1992 plan. The table below discloses the activity during the three months ended March 31, 2006 relating to the options granted under this plan.

Stock Options Under the 1992 Plan	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Outstanding – December 31, 2005	138,287	$30.17 to 43.69	$37.28
Canceled	(6,239)	30.41 to 43.57	37.83
Exercised	(2,366)	30.33 to 43.69	34.23

Outstanding - March 31, 2006	129,682	30.17 to 43.69	39.75

Exercisable - March 31, 2006	85,222	30.17 to 43.69	38.13

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

On May 4, 2004, the Company entered into an agreement with Peter J. deSilva, President and Chief Operating Officer of the Company to issue 4,000 shares of Common Stock of the Company (the “Restricted Stock”). The shares vest 20 percent per year of employment through January 20, 2009. The restricted shares are automatically enrolled in the dividend reinvestment plan of the Company. Dividends paid on the restricted shares are used to purchase new shares which contain the same restriction. If Mr. deSilva terminates employment all non-vested shares are forfeited. The fair market value of the stock on the grant date of May 4, 2004, was $51.03

At the April 26, 2005, shareholders’ meeting, the shareholders approved the UMB Financial Corporation Long-Term Incentive Compensation Plan (LTIP) which became effective as of January 1, 2005. The Plan permits the issuance to selected officers of the Company service based restricted stock grants, performance-based restricted stock grants and non-qualified stock options. Service-based restricted stock grants will contain a service requirement. The performance-based restricted grants will contain a performance and service requirements. The non-qualified stock options will contain a service requirement.

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

The service-based restricted stock grants contain a service requirement. The vesting requirement is 50 percent of the shares after three years of service, 75 percent after four years of service and 100 percent after five years of service. In 2005, the Company issued a total of 22,400 of service-based restricted grants to 28 officers at an average cost of $54.17 per grant. The shares will vest through April 28, 2010. No service-based restricted grants were issued in the first three months of 2006.

The performance-based restricted stock grants contain a service and a performance requirement. The performance requirement is based on a pre-determined performance requirement over a three year period. The service requirement portion is a 3 year cliff vesting. If the performance requirement is not met, the executives do not receive the shares. In 2005, the Company issued a total of 17,746 of performance-based restricted stock grants to 28 officers at an average cost of $54.19 per grant. No performance-based restricted grants were issued in the first three months of 2006.

The dividends on service and performance-based restricted stock grants are treated as two separate transactions. First cash dividends are paid on the restricted stock. Those cash dividends are then paid to purchase additional shares of restricted stocks. The dividends paid on the stock are recorded as a reduction to retained earnings (similar to all dividend transactions).

In 2005, the Company issued 67,270 shares of non-qualified stock options to 28 officers. The non-qualified stock options carry a service performance requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years. The options will expire April 28, 2015. The table below discloses the activity during the three months ended March 31, 2006 relating to the options granted under this plan.

Stock Options Under the LTIP	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Outstanding - December 31, 2005	65,286	$54.13 to $ 57.55	$54.19

Outstanding - March 31, 2006	65,286	54.13 to 57.55	54.19

Exercisable - March 31, 2006	—	—	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

The table below shows the stock options outstanding and exercisable as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/06	Weighted Average Exercise Price
$30.17 to $30.41	8,051	1 year	$30.32	8,051	$30.32
43.34 to 43.69	12,188	2 years	43.59	12,188	43.59
38.73 to 38.96	17,484	3 years	38.87	17,484	38.87
34.58 to 35.25	20,830	4 years	34.89	20,830	34.89
32.60 to 32.91	26,669	5 years	32.89	26,669	32.89
40.02 to 40.02	44,460	6 years	40.02	—	—
38.11 to 38.11	52,475	7 years	38.11	—	—
48.65 to 48.65	62,475	8 years	48.65	—	—
50.85 to 57.85	86,186	9 years	57.54	—	—
54.13 to 65.99	141,005	10 years	60.37	—	—

	471,823			85,222

The Company recognized $0.2 million in expense related to outstanding stock options and $0.1 million in expense related to outstanding restricted stock grants for the three months ended March 31, 2006. The Company has $2.6 million of unrecognized compensation expense related to the outstanding options and $1.6 million of unrecognized compensation expense related to outstanding restricted stock grants at March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three month period ended March 31, 2006. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

As some of the revenue from the Company’s fee-based businesses is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income, particularly in trust, mutual fund servicing and investment management areas of the Company. The Company benefited from record net flows of $460 million into the UMB Scout Funds (which are managed by a subsidiary of the Company) during the first quarter of 2006 compared to $842 million for all of 2005.

The Company continues to focus on helping customers transition from paper payment options to electronic payment solutions by providing innovative products and services such as paycard and remote deposit capture. Additionally, the Company is investing in a significantly upgraded treasury management platform in order to enable enhanced information reporting and transaction initiation via the Internet; improve control of service through online self-administration; and strengthen system security. The Company has also adopted a wholesale health savings and flexible spending account strategy focusing on healthcare providers and third-party administrators.

The interest rate environment has a direct impact on the Company’s net interest income as the Company’s balance sheet is structured to be both very liquid and short in duration. This position adversely impacts the Company’s net interest income in a declining rate environment. As rates increase, liabilities will typically reprice more quickly than assets which puts pressure on overall net interest income. However, in an increasing rate environment, this position should, over time, benefit the Company. Management believes that once rates stabilize at a higher rate, then net interest income will improve. Item 3, Quantitative and Qualitative Disclosures about Market Risk, discusses in detail the impact of rising and declining rates on net interest income.

The Company encounters competition from other banks in its markets as well as other competitors such as non-bank financial institutions, brokers, insurance companies and investment advisory firms. The Company faces intense local, regional and national competition for retail customers and competes nationally with respect to its trust and asset management business. This competition continues to have the impact of compressing margins and income from the Company’s fee based businesses. As this competition is anticipated to continue, management is better enabling our employees to respond to this competition through the use of improved technology. In particular, the Company is implementating or improving core systems in 2006 including customer relationship management; corporate treasury management; imaging and other network improvements.

Earnings Summary

The Company recorded consolidated net income of $13.2 million for the three-months ended March 31, 2006 compared to $11.6 million for the same period a year earlier. This represents a 14.3 percent increase over the three-month period ended March 31, 2005, which was primarily driven by increases in net interest income. Basic earnings per share for the first quarter 2006 were $0.62 per share ($0.62 per share fully-diluted) compared to $0.54 per share ($0.53 per share fully-diluted) for the first quarter 2005. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2006 was 0.70 percent and 6.42 percent respectively, as compared to 0.66 percent and 5.70 percent for the three-month period ended March 31, 2005.

Net interest income for the first quarter of 2006 increased by 18.0 percent from the first quarter 2005. The increase is a result of higher earning assets, as well as a more favorable asset mix. Loans comprise 49.3 percent of the Company’s earning asset base, as compared to 45.1 percent for the same quarter a year ago. Further, net interest margin on a tax-equivalent basis increased to 3.23 percent for the first three months of 2006 as compared to 2.97 percent for the same period in 2005. Although net interest spread decreased by 9 basis points, net interest margin increased as a result of the contribution from noninterest-bearing demand deposits.

Provision for loan losses increased by $2.4 million in the first quarter of 2006 compared to the same period in 2005. The increase was a result of a larger adjustment in 2006 than in 2005 with respect to maintaining the allowance for loan losses at a level consistent with management’s estimate of inherent losses within the loan portfolio. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2005 Annual Report of Form 10-K for the fiscal year ended December 31, 2005.

Noninterest income decreased by $3.9 million, or 6.1 percent in the first quarter of 2006 compared the same period last year. This decrease is primarily due to $6.2 million in additional gains in 2005 as compared to 2006. Most of this gain is attributable to two transactions. First, a $2.4 million gain was recognized in 2005 related to the condemnation sale of a downtown Kansas City branch. Second, there was a $3.6 million gain in 2005 related to the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. This reduction of noninterest income due to these gains was partially offset by increases in Trust and Securities Processing and Bankcard fee income.

Noninterest expense remained relatively flat in 2006 as compared to 2005. Salaries and employee benefits decreased by $4.8 million, or 9.3 percent in the first quarter of 2006, compared to 2005. This decrease was primarily due to a $4.2 million charge associated with a voluntary separation program (VSP) initiated by the Company in the first quarter of 2005. The decrease in salary and benefit expense was offset by increases in other categories including equipment, marketing and business development, processing fees, bankcard expense and other expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affects net interest income. For the three-month period ended March 31, 2006 net interest income increased by $8.0 million, or 18.0 percent as compared to the same period in 2005. Table 1 shows the impact of earnings asset rate increases as compared to increases in the cost of interest-bearing liabilities. As illustrated on this table, net interest spread decreased by 9 basis points, yet overall net interest margin increased by 26 basis points primarily due to the contribution from noninterest bearing demand deposits (free funds). For impact of the contribution from free funds see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates that the increase in net interest income is a result of both volume and rate increases.

Management believes that the overall outlook in its net interest income is positive. Commercial and consumer loans are expected to continue to grow as management is continuing a strategic initiative to emphasize commercial and consumer loan growth through marketing, product enhancements and streamlining the approval process for its consumer loan product suite. These efforts are designed to increase volumes of new applications and booked loans. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. Further, management believes that the lag between liability costs and asset yields should not continue which would increase the net interest spread as assets will continue to reprice over a longer period once rates stabilize. Given the term of the Company’s earning assets, a sustained higher rate environment has historically had a positive impact on the Company’s net interest income and management expects that this will occur in the future.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (dollars in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.08 percent for the three-months ended March 31, 2006 and 3.87 percent for the same period in 2005:

	Three Months Ended March 31,
	2006		2005
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,403,016	6.35%	$2,864,770	5.35%
Securities:
Taxable	2,312,665	3.81	2,633,108	2.57
Tax-exempt	666,494	5.06	580,097	4.57

Total securities	2,979,159	4.09	3,213,205	2.93
Federal funds and resell agreements	455,737	4.53	210,718	2.53
Other earning assets	62,587	4.78	60,946	3.53

Total earning assets	6,900,499	5.24	6,349,639	4.02
Allowance for loan losses	(40,281)		(41,485)
Other assets	862,681		860,132

Total assets	$7,722,899		$7,168,286

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,631,366	2.32%	$3,226,635	1.22%
Federal funds and repurchase agreements	1,271,599	4.09	1,165,526	2.17
Borrowed funds	53,340	4.79	35,640	3.91

Total interest-bearing liabilities	4,956,305	2.80	4,427,801	1.49
Noninterest-bearing demand deposits	1,875,395		1,881,065
Other liabilities	55,308		35,659
Shareholders’ equity	835,891		823,761

Total liabilities and shareholders’ equity	$7,722,899		$7,168,286

Net interest spread		2.44%		2.53%
Net interest margin		3.23		2.97

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (total earning assets less interest-bearing liabilities) increased $22.4 million for the three-month period ended March 31, 2006 compared to the same period in 2005.

Table	2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2006 and 2005
	Volume	Rate	Total
Change in interest earned on:
Loans	$8,445	$7,067	$15,512
Securities:
Taxable	(3,014)	8,103	5,089
Tax-exempt	796	515	1,311
Federal funds sold and resell agreements	2,735	1,038	3,773
Other	18	177	195

Interest income	8,980	16,900	25,880
Change in interest incurred on:
Interest-bearing deposits	2,314	8,721	11,035
Federal funds purchased and repurchase agreements	1,071	5,533	6,604
Other borrowed funds	209	77	286

Interest expense	3,594	14,331	17,925

Net interest income	$5,386	$2,569	$7,955

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2006	2005	Change
Average earning assets	$6,900,499	$6,349,639	$550,860
Interest-bearing liabilities	4,956,305	4,427,801	528,504

Interest free funds	$1,944,194	$1,921,838	$22,356

Free funds ratio (free funds to earning assets)	28.17%	30.27%	(2.09)%

Tax-equivalent yield on earning assets	5.24%	4.02%	1.22%
Cost of interest-bearing liabilities	2.80	1.49	1.31

Net interest spread	2.44%	2.53%	(0.09)%
Benefit of interest free funds	0.79	0.44	0.35

Net interest margin	3.23%	2.97%	0.26%

Provision and Allowance for Loan Losses

The allowance for loan losses (“ALL”) represents management’s judgment of the losses inherent in the Company’s loan portfolio. The provision for loan losses is the amount necessary to adjust its ALL to the level considered appropriate by management. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends, a review of individual loans, statistical analysis, migration analysis, current economic conditions, loan growth, industry or segment concentration and other factors. Bank regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis for each of the Company’s subsidiaries. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, large loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.

The Company recorded a provision for loan losses of $3.2 million for the first quarter 2006 to adjust its ALL to the level considered appropriate by management. This compares to a $0.8 million provision in 2005. This decreased ALL to 1.19 percent of total loans at March 31, 2006 as compared to 1.41 percent at March 31, 2005. Although the decrease in the ALL as a percent of total loans is due to several factors within the analysis, one of the primary factors is the decline in nonperforming loans as a percent of total loans in 2006 which represents a continued trend.

Table 3 presents a summary of the Company’s ALL for the first quarter ended March 31, 2006 and first quarter ended March 31, 2005 and for the year ended December 31, 2005. Net charge-offs were $0.7 million higher in the first quarter of 2006 as compared to the same period in 2005 due primarily to one large commercial charge-off in 2006. See “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (dollars in thousands)

Three Months Ended March 31,	Year Ended December 31, 2005
2006	2005
Allowance-January 1	$40,825	$42,723	$42,723
Provision for loan losses	3,159	750	5,775
Charge-offs:
Commercial	(2,602)	(1,462)	(2,261)
Consumer:
Bankcard	(1,002)	(1,287)	(5,925)
Other	(420)	(365)	(1,918)
Real estate	—	(3)	(3)
Agricultural	—	—	—

Total charge-offs	(4,024)	(3,117)	(10,107)
Recoveries:
Commercial	155	21	443
Consumer:
Bankcard	278	230	1,008
Other	286	273	981
Real estate	—	—	2
Agricultural	—	—	—

Total recoveries	719	524	2,434

Net charge-offs	(3,305)	(2,593)	(7,673)

Allowance-end of period	40,679	40,880	40,825

Average loans, net of unearned interest	$3,403,016	$2,864,770	$3,130,813
Loans at end of period, net of unearned interest	3,418,106	2,901,514	3,373,944
Allowance to loans at end of period	1.19%	1.41%	1.21%
Allowance as a multiple of net charge-offs	3.03	x	3.89	x	5.32	x
Net charge-offs to:
Provision for loan losses	104.62%	345.73%	132.87%
Average loans	0.40	0.37	0.25

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

Table 4

SUMMARY	OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Trust and securities processing fees	$22,670	$20,498
Trading and investment banking	4,113	4,529
Service charge on deposits	17,607	17,976
Insurance fees and commissions	991	828
Brokerage fees	1,518	1,550
Bankcard fees	8,946	7,622
Gains on sale of other assets, net	22	2,592
Gain on sale of employee benefit accounts	—	3,600
Gains on sales of securities available for sale, net	9	—
Other	3,944	4,502

Total noninterest income	$59,820	$63,697

Noninterest income (summarized in Table 4) decreased by $3.9 million, or 6.1 percent for the first quarter 2006 compared to the same period in 2005. The decrease in 2006 is primarily from gains recognized in the prior year on two separate transactions. First, a $2.4 million gain on a condemnation sale of a downtown Kansas City branch was recognized. Second, there was a $3.6 million gain in 2005 related to the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a. (Marshall & Ilsley). Under the terms of the contract for the sale of the employee benefit accounts, this final earnout payment was due to the Company based upon gross revenues received by those employee benefit accounts retained by Marshall & Ilsley from February 2004 to February 2005. These decreases in noninterest income were offset by increases in other categories of noninterest income, most notably trust and securities processing and bankcard fees as explained below.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees increased $2.2 million, or 10.6 percent, in the first quarter of 2006 compared to the first quarter of 2005. The increase is primarily attributable to $1.2 million in higher fee income related to the UMB Scout Funds as compared to the same period last year. Assets inside the UMB Scout Funds grew from approximately $2.6 billion at March 31, 2005 to $4.3 billion at March 31, 2006. Additional increases in income are primarily attributable to fund administration fees due to both sales growth and asset increases within asset based fee clients. As many of the trust and securities processing fees are asset-based, management believes that if the securities market and public and market confidence in mutual funds continue, the Company’s fees for custody of securities and the servicing of mutual fund assets will increase. In addition, management believes that the overall quality and performance of both its investment management and UMB Scout Funds will continue to attract both increased and new investable dollars to it as assets under management. The Company continues to put a special emphasis on selling the UMB Scout Funds through its institutional channels by a dedicated sales force. Although any forecast of future growth of such funds is uncertain, it is believed that the continued efforts of the sales force will positively affect such future growth.

Bankcard fees consist primarily of interchange fees on credit cards, debit cards, ATM and other point-of-sale fees. Bankcard fees increased by $1.3 million, or 17.4 percent for the three months of 2006 as compared to the same period in 2005. This fee growth is primarily attributable to an increase in activity by corporate and individual credit card customers. In 2005, the credit card rebate programs were modified to encourage increased usage by both consumer and commercial customers. Further, the general health of the economy impacts transaction activity. Based on these factors, management anticipates that bankcard fee income should continue at this higher level or increase further.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Salaries and employee benefits	$47,238	$52,060
Occupancy, net	6,554	6,417
Equipment	11,115	10,476
Supplies and services	5,775	5,549
Marketing and business development	3,622	2,960
Processing fees	6,311	5,564
Legal and consulting	1,649	1,827
Bankcard	3,291	2,442
Amortization of other intangibles	218	186
Other	5,260	3,844

Total noninterest expense	$91,033	$91,325

Noninterest expense decreased by $0.3 million, or 0.3 percent for the three months ended March 31, 2006 compared to the same period in 2005. Although noninterest expense remained relatively flat year over year, certain line items did change significantly. In particular, salaries and employee benefits decreased in 2006 as compared to 2005. This decrease in salary cost was offset by smaller increases in equipment, marketing and business development, processing fees, bankcard and other expense as described below.

Salaries and employee benefits decreased by $4.8 million, or 9.3 percent, for the three months ended March 31, 2006 compared to the same period in 2005. In January 2005, the Company offered a VSP to certain employees. Most eligible employees had until March 31, 2005 to accept the terms of such program. In the first quarter of 2005, a charge of $4.3 million was taken related to such program. The remaining decrease from 2006 as compared to 2005 is attributable to lower staffing levels in 2006 as compared to 2005. The number of full-time equivalent employees declined by 100 to 3,436 at March 31, 2006 as compared to March 31, 2005. Management anticipates salary expense to increase slightly each quarter in 2006 as compared to the first quarter of 2006 due to annual salary increases in the second quarter, the expensing of additional restricted stock and non-qualified stock options granted in April 2006 and the hiring of certain key strategic sales personnel in 2006.

Equipment expense increased by $0.6 million, or 6.1 percent, for the first quarter of 2006 as compared to 2005. The increase is attributable to equal increases in equipment and software maintenance costs. The equipment maintenance costs are seasonal and are not anticipated to continue at the higher rate. Commitments related to acquire or upgrade core software systems (commercial management software upgrades; voice over internet protocol software; customer relationship management software, interactive voice response software) are anticipated to continue to increase software maintenance related expense.

Marketing and business development increased by $0.7 million, or 22.4 percent for the first three months of 2006 as compared to the same period in 2005. This is primarily attributable to the timing of marketing campaigns in 2006 as compared to 2005. In the first quarter of 2006, separate consumer deposit and loan campaigns were launched increasing total advertising costs of the company in 2006 as compared to 2005.

Processing fees include purchased electronic data processing charges, federal reserve and other bank service charges and shareholder servicing and other administrative fees paid to investment advisors related to the Scout Funds. Processing fees increased by $0.7 million, or 13.4 percent for the first quarter of 2006 as compared to the same period in 2005. The increase is primarily attributable to higher shareholder servicing and other administrative fees paid to investment advisors related to the Scout Funds due to the increased net inflows into the funds and related assets within the funds. The amount of such fees paid in future years is dependent upon assets under management (affected by both fund inflows and market values), and is expected to generally correlate to trends in the equity markets.

Bankcard fees include fees paid related to administration of the bankcard program, rebates paid to customers and losses related to the bankcard product. Bankcard fees increased by $0.8 million, or 34.8 percent, for the three months ended March 31, 2006 as compared to 2005. The increase is mostly due to two items. First, there was an increase in credit and debit card fraud losses. Management is working with the card companies to mitigate future exposure to fraud losses. Second, there was a $0.4 million increase in both the consumer and commercial rebate programs. Changes were made to both the consumer and commercial rebate programs in 2005 to encourage increased usage by customers.

Other expense includes corporate level insurance, contributions, taxes other than income, provision for allowance for off-balance sheet commitments, directors’ fees, regulatory fees and other miscellaneous losses and expenses. Other expense is $1.4 million, or 36.8 percent, higher for the first quarter of 2006 as compared to 2005. The higher amount of expense in 2006 is attributable to several factors including increases in deposit fee charge-offs, increases in directors’ fees, an increase in the reserve for off-balance sheet commitments and an increase in miscellaneous non-operating losses.

Income Tax Expense

The effective tax rate is 25.9 percent in 2006 as compared to 27.2 percent in 2005. The decrease in effective tax rate is primarily attributable to tax-exempt income representing a larger percentage of total income in 2006 as compared to 2005. The impact of the change in tax-exempt income as a percent of total income had a 117 basis point impact on the 2006 effective tax rate as compared to 2005.

Strategic Segments

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions (formerly Corporate Services), Banking Services, Consumer Services, Asset Management, and Investment Services Group. In the first quarter of 2006, the Company moved its Corporate Trust group from the Corporate Services segment to the Asset Management segment. Further, it changed the name of Corporate Services to Payment and Technology Solutions to better reflect that segment’s business strategy. In addition, the Company moved the Scout Brokerage group from the Consumer Services segment to the Asset Management segment in order to create a unified approach to sales and relationship management to the wealth marketplace. Under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the prior year information has been reclassified to conform to the 2006 reporting structure. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Segment
Commercial Banking & Lending	$4,970	$3,568
Payment and Technology Solutions	6,764	4,702
Banking Services	1,294	738
Consumer Services	(29)	(240)
Asset Management	2,972	1,874
Investment Services Group	3,036	2,516
Treasury and Other Adjustments	(1,133)	2,755

Total Consolidated Company	$17,874	$15,913

Commercial Banking and Lending’s net income before tax increased by $1.4 million, or 39.3 percent for the first quarter of 2006 compared to the same period in 2005. Net interest income increased by $2.2 million, or 19.8 percent compared to 2005 due primarily to loan growth and rate increases. Noninterest income increased by $0.2 million, or 74.4 percent, from the first quarter of 2005 primarily from additional loan fees on new loans. Noninterest expense decreased by $0.9 million, or 12.1 percent, from the first three months of 2005. The decrease is mostly attributable to decreases in salary expense due to the VSP charge in the first quarter of 2005. Management believes that the Company’s focus on sales incentives program for commercial officers should continue to fuel loan growth. The impact of this program is uncertain as loan growth is also affected by loan demand and general economic conditions.

Payment and Technology Solutions’ net income before tax increased $2.1 million, or 43.9 percent, in the first quarter of 2006 compared to the same period in 2005. Net interest income increased by $2.7 million, or 27.0 percent as compared to 2005. This increase is attributable to an increase in demand deposit growth which is partially attributable to a new tiered earnings credit pricing structure implemented in 2006. Noninterest income decreased by $0.9 million, or 6.9 percent, as compared to the first quarter of 2005. This decrease is primarily due to a decline in service charge income, primarily due to higher earnings credits in 2006 as compared to 2005. This decline in service charge income was partially offset by increases in commercial card services income due to greater usage of commercial cards. Management anticipates that card volume should increase as the Healthcare Services division grows. The company is continuing to focus significant resources in this segment to develop new products to meet the changing customer needs including remote deposit capture and improved user portal technology.

Banking Services’ net income before tax increased by $0.6 million, or 75.3 percent, as compared to the first quarter of 2005. This increase was primarily due to higher net interest income and lower noninterest expense. Noninterest income declined by $0.5 million, or 6.8 percent, as compared to 2005. This decrease is due to lower bond trading income, as well as lower deposit service charges as a result of higher earnings credits on compensating balances. Noninterest expense declined by $0.8 million, or 9.6 percent, as compared to 2005. This decrease is due mostly to salary decreases as a result of the VSP charge in the first quarter of 2005. Management believes that investors have been reluctant to commit substantially to the bond market in the recent rising interest rate environment which has put continued pressure on bond trading income. If the Federal Reserve ends its interest rate increase program as some economists believe, management anticipates that more investment will be made in bonds which should increase the Company’s income from this segment.

Consumer Services’ net loss before tax decreased by $0.2 million as compared to 2005. For the first three months of 2006, the net loss from this segment was nominal. Net interest income increased by $2.8 million, or 14.5 percent, as compared to the first three months of 2005 due primarily to increases in both consumer loans and deposits from recent marketing campaigns. Noninterest income decreased by $1.2 million, primarily due to a gain of $2.4 million recognized in 2005 from the condemnation sale of a downtown Kansas City branch facility. This decrease was partially offset by increases in deposit fee income from changes in overdraft and collection procedures, as well as higher per item fees in 2006 as compared to the first quarter of 2005. Noninterest expense increased by $0.8 million, or 2.2 percent, as compared to 2005. This increase is primarily attributable to bankcard and other operating charge-offs. Management believes this segment will continue to improve net interest margin by growing deposits and having an additional sales focus on variable rate loan products. Management continues to evaluate operational efficiencies and branch realignment to better manage expenses.

Asset Management’s net income before tax increased by $1.1 million, or 58.6 percent, for the first three months of 2006 as compared to the same period in 2005. This increase is primarily attributable to a decrease in noninterest expense of $1.4 million, or 9.3 percent, as compared to 2005. This decrease is attributable to several factors including a $0.5 million decrease in salaries and benefits due primarily to the VSP charge in 2005 and a $0.5 million decrease in legal and consulting fees related to the Scout Fund shareholder meeting expenses in 2005 discussing the unbundling of fees. In March 2005, the UMB Scout Funds held a shareholder meeting to approve changes to the individual fund structures and organization. The most significant change related to fee unbundling. In the past, Scout Investment Advisors, a wholly-owned subsidiary of the Company, collected a fee from the funds and was responsible for paying expenses on behalf of the funds. Effective April 1, 2005, Scout Investment Advisors is paid an advisory fee and the individual funds are responsible for paying direct expenses including accounting, administration, transfer agency and legal fees. Although this reduces the overall gross fee collected by Scout Investment Advisors, the Company anticipates that the decrease in related expenses will be even greater. Therefore, overall net income should increase. The remainder of the decrease in noninterest expense in 2006 as compared to 2005 is mostly due to this unbundling of fees. The overall decrease in noninterest expense was partially offset by a $0.2 million decrease in noninterest income in the first three months of 2006 as compared to 2005. Even with the fee unbundling, fee income related to the Scout Funds increased due to record quarterly net inflows of approximately $460 million into the Scout Funds. Management will continue to focus sales efforts to increase net flows into the Scout Funds.

Investment Services Group’s net income before tax increased $0.5 million, or 20.7 percent, in the first quarter of 2006 compared to the same period in 2005. Net interest income increased by $0.4 million in 2006 as compared to 2005. Overall deposits from mutual fund customers in this segment increased year over year, but there was a shift of some deposits to higher paying repurchase agreements. This shift lowered the overall increase in net interest income. Noninterest income increased by $1.3 million, or 15.2 percent for the first quarter of 2006 as compared to the same period in 2005. This increase is mostly due to growth in the mutual fund and alternative services client base, as well as an increase in overall net assets of the clients of this segment. Noninterest expense increase by $1.2 million, or 13.9 percent, as compared to 2005 mostly due to salary increases and increases in third-party custody fees. Management believes that increased income from new customers added in 2005 will continue throughout 2006, depending upon the overall uncertainties within the mutual fund industry and the overall health of the equity markets.

The net loss before tax for the Treasury and Other category was $1.1 million for the first quarter of 2006, compared to a net gain before tax of $2.8 million for the same period in 2005. This is a change of $3.9 million. This change includes $3.6 million in income in 2005 from the gain recognized on the sale of employee benefit accounts to Marshall & Ilsley.

Balance Sheet Analysis

Table	7

SELECTED BALANCE SHEET INFORMATION (dollars in thousands)

	March 31, 2006	December 31, 2005
Total assets	$7,637,312	$8,247,789
Loans, net of unearned interest	3,436,066	3,393,404
Total investment securities	2,664,947	3,463,817
Total deposits	5,627,193	5,920,822
Total borrowed funds	1,132,503	1,434,504

Loans

Total loan balances have increased $42.7 million, or 1.3 percent, compared to December 31, 2005. This is primarily a result of a 4.4 percent increase in commercial loans offset by a decrease in consumer loans, primarily indirect consumer loans. The increase in commercial loans is a result of a continued sales focus, as well as the overall improvement in the economy.

Loans represent the Company’s largest source of interest income. In addition to growing the Commercial Loan Portfolio, management plans to focus on its middle market business and consumer areas as these market niches represent its best opportunity to cross-sell fee-related services, such as cash management.

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

Investment securities comprised 39.1 percent and 47.8 percent respectively, of the earning assets as of March 31, 2006 and December 31, 2005. The decline is primarily a result of the seasonality within the Company’s balance sheet. At year end, there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. These deposits are then withdrawn over the first quarter. The Company generally offsets these short-term public fund deposits with short-term investments such as discount agency notes. This increases the percent of earning assets related to securities at year-end as compared to the end of the first quarter. Loan demand and collateral pledging requirements for public fund deposits are expected to be the primary factors impacting changes in the level of security holdings.

Investment securities had an average tax-equivalent yield of 4.09 percent for the first three months of 2006 as compared to 2.93 percent for the same period in 2005, an increase of 116 basis points. The average life of the securities portfolio was 31.0 months at March 31, 2006 as compared to 23.0 months at December 31, 2005. The most significant reason for the increase in average life was the large number of extremely short-term discount notes held at December 31, 2005. These short-term securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At December 31, 2005, the amount of such discount notes was approximately $840 million, and without these discount notes, the average life of the core investment portfolio would have been 30.4 months. At March 31, 2006, the amount of such discount notes was approximately $2.5 million, and without these discount notes, the average life of the core investment portfolio would have been 31.1 months.

Deposits and Borrowed Funds

Deposits decreased $293.6 million, or 5.0 percent, from December 31, 2005 to March 31, 2006. Noninterest bearing deposits increased $13.3 million, or 0.7 percent, and interest bearing deposits decreased $306.9 million, or 7.9 percent, from December 31, 2005. The interest bearing deposits decreased primarily as a result of seasonal public fund deposit decreases during the first quarter of 2006. At March 31, 2005, total deposits were $5.0 billion, or 11.2 percent lower than the balance as of March 31, 2006.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments in order to attract and retain additional core deposits and commercial funding customers. Management believes it is one of the Company’s core competencies given both its scale and competitive product mix.

Borrowed funds decreased $302.0 million from December 31, 2005. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings other than repurchase agreements are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.1 billion at March 31, 2006, compared to $1.4 billion at December 31, 2005. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $827.8 million at March 31, 2006, compared to $833.5 million at December 31, 2005. The Company’s Board of Directors authorized at its April 26, 2005 and April 29, 2004 meetings the repurchase of the Company’s common stock up to one million shares during the 12 months following each respective meeting. During the three months ended March 31, 2006 and 2005, the Company acquired 100,681 shares and 15,294 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans. On April 25, 2006, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 25, 2007.

On April 25, 2006, the Company announced an amendment to the company’s Articles of Incorporation authorizing an increase in the company’s authorized shares of common stock from 33 million shares to 80 million shares. The Board of Directors subsequently declared a two-for-one stock split of UMB Financial Corporation common stock. The stock will be distributed on May 30, 2006, to shareholders of record on May 16, 2006.

On April 25, 2006, the Board of Directors also declared a dividend of $0.13 per share on the post-split shares, which is an increase of 4 percent over the fourth quarter of 2005. The dividend will be paid on July 3, 2006 to shareholders of record on June 12, 2006.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 16.19 percent and total capital ratio of 17.04 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
RATIOS	2006	2005
Return on average assets	0.70%	0.66%
Return on average equity	6.42	5.70
Average equity to assets	10.82	11.49
Tier 1 risk-based capital ratio	16.19	18.80
Total risk-based capital ratio	17.04	19.79
Leverage ratio	10.31	10.87

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2006	2005
Earnings basic	$0.62	$0.54
Earnings diluted	0.62	0.53
Cash dividends	0.25	0.22
Dividend payout ratio	40.32%	40.74%
Book value	$38.69	$37.68

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 6, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2005.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2005 Annual Report Form 10-K for the fiscal year ended December 31, 2005.

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

Table 10 shows the net interest income increase or decrease over the next twelve months as of March 31, 2006 and 2005 based on hypothetical changes in interest rates.

Table	10

MARKET	RISK (dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2006 Amount of change	March 31, 2005 Amount of change
200	$3,722	$5,748
100	1,861	2,874
Static	—	—
(100)	(1,085)	(3,265)
(200)	(2,169)	(6,529)

The Company is less sensitive to an increase or decrease in rates than a year ago. This is due to the fact that overall rates were higher in 2006 than in 2005, the Company’s average life of the investment portfolio has gradually lengthened and the Company has more time-deposits than a year ago. Overall, the Company remains susceptible to a decrease in interest rates because of this increase in time-deposits as well as an increase in the amount of variable rate loans. These variable rate loans could reprice downward in a falling interest rate environment. However, the same asset sensitivity projects the Company to be favorably affected by a gradual increase in interest rates.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $62.7 million as of March 31, 2006 compared to $58.5 million as of December 31, 2005.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of March 31, 2006 and December 31, 2005.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $0.9 million at March 31, 2006, compared to December 31, 2005.

The Company had $40,000 of other real estate owned as of March 31, 2006 compared to none as of December 31, 2005. Loans past due more than 90 days totaled $3.9 million as of March 31, 2006, compared to $4.8 million as of December 31, 2005.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had no restructured loans at March 31, 2006 or December 31, 2005.

TABLE	11

LOAN QUALITY (dollars in thousands)

	March 31, 2006		December 31, 2005
Nonaccrual loans	$6,369		$5,439
Restructured loans	—		—

Total nonperforming loans	6,369		5,439
Other real estate owned	40		—

Total nonperforming assets	$6,409		$5,439

Loans past due 90 days or more	$3,879		$4,829
Allowance for Loans Losses	40,679		40,825

Ratios
Nonperforming loans as a percent of loans	0.19%		0.16%
Nonperforming assets as a percent of loans plus other real estate owned	0.19		0.16
Nonperforming assets as a percent of total assets	0.08		0.07
Loans past due 90 days or more as a percent of loans	0.11		0.14
Allowance for loan losses as a percent of loans	1.19		1.21
Allowance for loan losses as a multiple of nonperforming loans	6.39	x	7.51	x

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

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2006 was $2.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of The Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2006.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2006	—	$—	—	792,775
February 1-February 28, 2006	66,325	67.58	66,325	726,450
March 1-March 31, 2006	34,356	67.81	34,356	692,094

On April 26, 2005, the Company announced a plan to repurchase up to one million shares of common stock. This plan terminated on April 26, 2006. The Company has not made any repurchases other than through this plan. All shares purchased under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 25, 2006 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 25, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III will be filed with the Missouri Secretary of State.

ii.	3.2 Bylaws, restated as of January 25, 2005 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Commission on March 14, 2005.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Christopher G. Treece
Christopher G. Treece
Chief Accounting Officer
Senior Vice President, Controller

Date: May 9, 2006