Form 10-Q
period 2006-06-30
UMB FINANCIAL CORP
filed 2006-08-08
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of July 31, 2006, UMB Financial Corporation had 42,706,360 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
ASSETS

Loans	$3,589,651	$3,373,944
Allowance for loan losses	(42,120)	(40,825)

Net loans	3,547,531	3,333,119

Loans held for sale	20,061	19,460
Investment Securities:
Available for sale	2,511,014	3,323,198
Held to maturity (market value of $52,158 and $67,365, respectively)	52,046	67,037
Federal Reserve Bank stock and other	14,903	15,094
Trading securities	63,785	58,488

Total investment securities	2,641,748	3,463,817

Federal funds sold and securities purchased under agreements to resell	560,422	426,578
Cash and due from banks	447,515	599,580
Bank premises and equipment, net	236,027	236,038
Accrued income	52,193	51,848
Goodwill on purchased affiliates	60,731	59,727
Other intangibles	6,487	4,078
Other assets	60,117	53,544

Total assets	$7,632,832	$8,247,789

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,135,163	$2,051,922
Interest-bearing demand and savings	2,443,546	2,654,637
Time deposits under $100,000	778,260	713,249
Time deposits of $100,000 or more	394,867	501,014

Total deposits	5,751,836	5,920,822
Federal funds purchased and repurchase agreements	934,109	1,360,942
Short-term debt	23,598	35,091
Long-term debt	37,342	38,471
Accrued expenses and taxes	39,151	39,247
Other liabilities	23,860	19,753

Total liabilities	6,809,896	7,414,326

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 80,000,000 shares, 55,056,730 issued, 42,684,847 and 42,981,122 shares outstanding, respectively	55,057	27,528
Capital surplus	698,485	726,204
Retained earnings	359,868	342,675
Accumulated other comprehensive loss	(37,590)	(21,550)
Treasury stock, 12,371,883 and 12,075,608 shares, at cost, respectively	(252,884)	(241,394)

Total shareholders’ equity	822,936	833,463

Total liabilities and shareholders’ equity	$7,632,832	$8,247,789

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans	$57,541	$42,923	$110,774	$80,645
Securities:
Taxable interest	19,180	14,935	40,932	31,598
Tax-exempt interest	5,841	4,756	11,525	9,128

Total securities income	25,021	19,691	52,457	40,726
Federal funds and resell agreements	5,039	1,360	10,127	2,676
Trading securities and other	734	633	1,449	1,153

Total interest income	88,335	64,607	174,807	125,200

INTEREST EXPENSE
Deposits	22,830	10,520	43,592	20,248
Federal funds and repurchase agreements	11,409	6,345	24,243	12,576
Short-term debt	171	105	324	174
Long-term debt	416	516	894	791

Total interest expense	34,826	17,486	69,053	33,789

Net interest income	53,509	47,121	105,754	91,411
Provision for loan losses	3,075	750	6,234	1,500

Net interest income after provision for loan losses	50,434	46,371	99,520	89,911

NONINTEREST INCOME
Trust and securities processing	24,990	19,968	47,659	40,466
Trading and investment banking	4,567	4,739	8,680	9,268
Service charges on deposits	19,002	21,517	36,609	39,494
Insurance fees and commissions	1,101	915	2,093	1,743
Brokerage fees	1,600	1,510	3,117	3,060
Bankcard fees	9,860	8,492	18,806	16,114
Gain on sale of other assets, net	574	1,209	596	3,801
Gain on sale of employee benefit accounts	—	—	—	3,600
Gain (loss) on sales of securities available for sale, net	75	(34)	84	(34)
Other	3,940	4,218	7,885	8,719

Total noninterest income	65,709	62,534	125,529	126,231

NONINTEREST EXPENSE
Salaries and employee benefits	47,796	48,349	95,034	100,410
Occupancy, net	6,802	6,471	13,356	12,888
Equipment	12,348	11,252	23,463	21,728
Supplies and services	5,698	5,681	11,473	11,230
Marketing and business development	4,022	3,607	7,644	6,568
Processing fees	7,245	5,524	13,555	11,087
Legal and consulting	2,007	1,895	3,656	3,723
Bankcard	3,519	3,090	6,810	5,532
Amortization of other intangibles	286	186	504	371
Other	5,668	3,846	10,928	7,689

Total noninterest expense	95,391	89,901	186,423	181,226

Income before income taxes	20,752	19,004	38,626	34,916
Income tax provision	5,893	5,391	10,526	9,724

NET INCOME	$14,859	$13,613	$28,100	$25,192

PER SHARE DATA
Net income - basic	$0.35	$0.32	$0.66	$0.58
Net income - diluted	0.35	0.31	0.65	0.58
Dividends	0.13	0.11	0.26	0.22

Weighted average shares outstanding	42,677,639	43,185,187	42,748,188	43,225,203

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - January 1, 2005	$27,528	$726,595	$305,986	$(10,619)	$(230,308)	$819,182
Comprehensive income
Net income	—	—	25,192	—	—	25,192
Change in unrealized losses on securities	—	—	—	(1,092)	—	(1,092)

Total comprehensive income						24,100
Cash dividends ($0.22 per share)	—	—	(9,511)	—	—	(9,511)
Purchase of treasury stock	—	—	—	—	(7,480)	(7,480)
Issuance of stock awards	—	(1,223)	—	—	1,223	—
Recognition of equity based compensation		148	—	—	—	148
Sale of treasury stock	—	83	—	—	82	165
Exercise of stock options	—	79	—	—	275	354

Balance - June 30, 2005	$27,528	$725,682	$321,667	$(11,711)	$(236,208)	$826,958

Balance - January 1, 2006	$27,528	$726,204	$342,675	$(21,550)	$(241,394)	$833,463
Comprehensive income
Net income	—	—	28,100	—	—	28,100
Change in unrealized losses on securities	—	—	—	(16,040)	—	(16,040)

Total comprehensive income						12,060
Cash dividends ($0.25 per share)	—	—	(10,907)	—	—	(10,907)
Stock split two for one	27,529	(27,529)	—	—	—	—
Purchase of treasury stock	—	—	—	—	(12,616)	(12,616)
Issuance of stock awards	—	(758)	—	—	908	150
Recognition of equity based compensation	—	428	—	—	—	428
Sale of treasury stock	—	117	—	—	85	202
Exercise of stock options	—	23	—	—	133	156

Balance - June 30, 2006	$55,057	$698,485	$359,868	$(37,590)	$(252,884)	$822,936

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income	$28,100	$25,192
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,234	1,500
Depreciation and amortization	16,376	15,501
Deferred income taxes	119	2,808
Net increase in trading securities and other earning assets	(5,297)	(4,084)
(Gains)/loss on sales of securities available for sale	(84)	34
Amortization of securities premiums, net of discount accretion	(5)	8,532
Net (increase) decrease in loans held for sale	(601)	2,176
Issuance of stock awards	150	—
Recognition of stock based compensation	428	148
Gains on sales of other assets, net	(596)	(3,801)
Changes in:
Accrued income	(345)	(2,562)
Accrued expenses and taxes	(96)	11,039
Other assets and liabilities, net	7,334	(5,180)

Net cash provided by operating activities	51,717	51,303

Investing Activities
Proceeds from maturities of securities held to maturity	46,846	48,086
Proceeds from sales of securities available for sale	141	—
Proceeds from maturities of securities available for sale	7,810,370	7,986,081
Purchases of securities held to maturity	(31,713)	(6,827)
Purchases of securities available for sale	(7,023,585)	(7,008,524)
Net increase in loans	(220,646)	(332,228)
Net (increase)/decrease in fed funds and resell agreements	(133,844)	9,819
Purchases of bank premises and equipment	(16,836)	(16,809)
Cash received for branch deposits, net of cash paid	19,078	(843)
Net change in unsettled securities transactions	(719)	(251)
Proceeds from sales of bank premises and equipment	1,543	5,330

Net cash provided by investing activities	450,635	683,834

Financing Activities
Net decrease in demand and savings deposits	(135,700)	(161,513)
Net decrease in time deposits	(56,281)	(161,027)
Net decrease in fed funds/repurchase agreements	(426,833)	(526,518)
Net decrease in short-term debt	(11,493)	(16,158)
Proceeds from long-term debt	—	19,000
Repayment of long-term debt	(1,129)	(1,513)
Cash dividends	(10,723)	(9,520)
Proceeds from exercise of stock options and sales of treasury shares	358	519
Purchases of treasury stock	(12,616)	(7,480)

Net cash used in financing activities	(654,417)	(864,210)

Decrease in cash and due from banks	(152,065)	(129,073)
Cash and due from banks at beginning of period	599,580	497,427

Cash and due from banks at end of period	$447,515	$368,354

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

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

On May 30, 2006, the Company’s common stock was split 2-for-1 in the form of a stock dividend. Stockholders received one additional share for every share owned. The Board of Directors declared the stock split April 25, 2006 and the record date was May 16, 2006. All share and per share amounts (including stock options and restricted stock) in the Consolidated Financial Statements and accompanying notes were restated to reflect the split.

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

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 205,566 and 174,018 shares issueable under options granted by the Company at June 30, 2006 and 2005, respectively. Diluted year-to-date income per share includes the diluted effect of 208,919 and 173,839 shares issueable upon the exercise of stock options granted by the Company at June 30, 2006 and 2005, respectively.

Options issued under employee benefit plans to purchase 245,996 and 187,672 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

Accounting for Stock-Based Compensation

Effective with the first quarter of 2006, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R) “Share Based Payment”. SFAS No. 123 (R) establishes accounting standards for all transactions in which the Company exchanges its equity instruments for goods and services. SFAS No. 123 (R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

The Company uses the Black – Scholes pricing model to determine the fair value of its options. The assumptions utilized in the model for stock based awards granted prior to the adoption of SFAS No. 123 (R) are provided in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005

The modified prospective method of adoption was chosen by the Company. This method requires the provisions of SFAS No. 123 (R) to be generally applied to share based awards granted after the adoption of the new standard. The financial statements for periods prior to the adoption of SFAS No. 123 (R) are not changed under this method.

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

The Company recognized $0.5 million in expense related to outstanding stock options and $0.3 million in expense related to outstanding restricted stock grants for the six months ended June 30, 2006. The Company has $3.0 million of unrecognized compensation expense related to the outstanding options and $3.7 million of unrecognized compensation expense related to outstanding restricted stock grants at June 30, 2006.

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in 2005.

(dollars in thousands)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$13,613	$25,192
Stock based compensation expense included in reported net income, net of tax	94	68
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(335)	(494)

Pro forma net income	$13,372	$24,766

Earnings per share:
Basic-as reported	0.32	0.58
Basic-pro forma	0.31	0.57
Diluted-as reported	0.31	0.58
Diluted-pro forma	0.31	0.57

Reclassification

Certain reclassifications were made to the 2005 Condensed Consolidated Financial Statements to conform to the current year presentation.

3. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board, (FASB) Statement No. 109 In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years after December 15, 2006. The Company is currently evaluating the potential impact of this interpretation on its consolidated financial statements.

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Commercial, financial, and agricultural	$1,662,388	$1,497,496
Real estate construction	52,362	47,403
Consumer	977,150	987,770
Real Estate	892,036	835,207
Leases	5,715	6,068

Total loans	$3,589,651	$3,373,944

This table is an analysis of the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Allowance - April 1 and January 1	$40,679	$40,880	$40,825	$42,723
Additions (deductions):
Charge-offs	(2,327)	(2,538)	(6,351)	(5,655)
Recoveries	693	664	1,412	1,188

Net charge-offs	(1,634)	(1,874)	(4,939)	(4,467)

Provision charged to expense	3,075	750	6,234	1,500

Allowance - June 30	$42,120	$39,756	$42,120	$39,756

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the six months ended June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Total impaired loans as of June 30 and December 31	$7,887	$6,650
Amount of impaired loans which have a related allowance	3,671	1,134
Amount of related allowance	1,418	502
Remaining impaired loans with no allowance	4,216	5,516
Average recorded investment in impaired loans during the period	6,640	7,690

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

5. Securities

Investment securities at fair value consist of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Available for sale
U.S. Treasuries	$491,389	$531,798
U.S. Agencies	479,852	1,256,227
State and political subdivisions	630,606	614,505
Mortgage backed	909,167	920,668

Total available for sale	2,511,014	3,323,198
Federal Reserve Bank stock and other	14,903	15,094
Trading securities	63,785	58,488

Total investments at fair value	$2,589,702	$3,396,780

6. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2006 and December 31, 2005 by operating segment are as follows (dollars in thousands):

	Consumer Services	Asset Management	Investment Services Group	Total
Balances as of January 1, 2005	$34,981	$10,479	$13,655	$59,115
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	843	843
Other changes to prior years’ acquisitions	(238)	—	7	(231)

Balances as of December 31, 2005	$34,743	$10,479	$14,505	$59,727

Balances as of January 1, 2006	$34,743	$10,479	$14,505	$59,727
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	1,004	1,004

Balances as of June 30, 2006	$34,743	$10,479	$15,509	$60,731

Following are the intangible assets that continue to be subject to amortization as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Beginning core deposit intangible assets	$16,777	$16,777	$—
Core deposit premium from branch acquisition during period	2,912	138	2,774

Ending core deposit intangible assets	19,689	16,915	2,774

Other intangible assets	7,200	3,487	3,713

Total	$26,889	$20,402	$6,487

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,777	$—
Other intangible assets	7,200	3,122	4,078

Total	$23,977	$19,899	$4,078

Following is the aggregate amortization expense recognized in each period (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Aggregate amortization expense	$286	$186	$504	$371

Estimated amortization expense of intangible assets on future years (dollars in thousands):

For the year ended December 31, 2006	$1,077
For the year ended December 31, 2007	1,146
For the year ended December 31, 2008	1,146
For the year ended December 31, 2009	1,146
For the year ended December 31, 2010	1,146

7. Other Comprehensive Loss

The Company’s only component of other comprehensive loss for the three months and six months ended June 30, 2006 and 2005 was the net unrealized gains and losses on available for sale securities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Change in unrealized holding losses, net	$(14,353)	$14,699	$(25,313)	$(1,782)
Less: Reclassification adjustments for gains included in income	(75)	34	(84)	34

Net unrealized holding loss	(14,428)	14,733	(25,397)	(1,748)
Income tax benefit	5,322	(5,417)	9,357	656

Other comprehensive loss	$(9,106)	$9,316	$(16,040)	$(1,092)

8. Commitments, Contingencies and Guarantees

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at June 30, 2006 and December 31, 2005 were $272.3 million and $200.2 million, respectively. As of June 30, 2006 and December 31, 2005, standby letters of credit totaling $57.7 million and $44.1 million, respectively were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $54.0 million and $45.2 million during the periods ended June 30, 2006 and December 31, 2005, respectively. Net futures activity resulted in gains of $0.9 million and $0.1 million for the six months ended June 30, 2006 and 2005. Net futures activity resulted in gains of $0.3 million and losses of $0.4 million for the three months ended June 30, 2006 and 2005. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the six months ended June 30, 2006, contracts to purchase and to sell foreign currency averaged approximately $18.7 million compared to $19.6 million during the same period in 2005. The net gains on these foreign exchange contracts for the six months ended June 30, 2006 and 2005 were $0.8 million. The net gains on these foreign exchange contracts for the three months ended June 30, 2006 and 2005 were $0.4 million.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Illinois and Arizona. At June 30, 2006, the Company did not have any significant credit concentrations in any particular industry.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

Contract or Notional Amount (dollars in thousands):

	June 30, 2006	December 31, 2005
Commitments to extend credit for loans (excluding credit card loans)	$1,305,726	$1,271,717
Commitments to extend credit under credit card loans	920,017	940,290
Commercial letters of credit	15,745	13,311
Standby letters of credit	272,319	200,232
Futures contracts	53,900	50,700
Forward foreign exchange contracts	14,025	15,791
Spot foreign exchange contracts	1,889	1,302

9. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). In the first quarter of 2006, the Company moved its Corporate Trust group from the Corporate Services segment to the Asset Management segment. Further, it changed the name of Corporate Services to Payment and Technology Solutions. In addition, the Company moved UMB Financial Services (formerly known as the Scout Brokerage group) from the Consumer Services segment to the Asset Management segment. The prior year information has been reclassified to conform to the 2006 reporting structure.

The following summaries provide information about the activities of each segment:

Commercial Banking and Lending serves the commercial lending/leasing as well as the capital markets needs of the Company’s mid-market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides commercial loans and lines of credit, letters of credit, and loan syndication services.

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

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on investment management, estate planning, trust, retirement planning, corporate trust, brokerage and custody services. The Private Banking division offers full trust and personal banking services to high net worth individuals. The Company’s investment advisory and other services provided to the Company’s proprietary funds, UMB Scout Funds, are also included in this segment.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

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

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. Corporate eliminations are also allocated to this segment.

Business Segment Information

Segment financial results were as follows (dollars in thousands):

	Three Months Ended June 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2006	2005	2006	2005
Net interest income	$13,572	$13,296	$13,720	$10,936
Provision for loan losses	1,999	487	—	—
Noninterest income	472	383	12,877	14,403
Noninterest expense	6,180	6,946	18,320	18,407

Income before income taxes	$5,865	$6,246	$8,277	$6,932

Average assets	$1,943	$1,805	$54	$50
Depreciation and amortization	459	377	1,598	1,357
Expenditures for additions to premises and equipment	638	431	2,747	2,040

	Banking Services		Consumer Services
	2006	2005	2006	2005
Net interest income	$781	$1,036	$22,552	$19,576
Provision for loan losses	—	—	1,076	263
Noninterest income	7,406	8,154	16,642	15,689
Noninterest expense	7,650	8,263	38,249	34,174

Income/(loss) before income taxes	$537	$927	$(131)	$828

Average assets	$72	$67	$1,147	$1,066
Depreciation and amortization	389	342	4,163	3,923
Expenditures for additions to premises and equipment	590	371	4,706	6,994

	Asset Management		Investment Services Group
	2006	2005	2006	2005
Net interest income	$29	$67	$2,858	$1,833
Provision for loan losses	—	—	—	—
Noninterest income	18,953	15,424	10,175	9,650
Noninterest expense	14,779	12,847	9,705	8,975

Income before income taxes	$4,203	$2,644	$3,328	$2,508

Average assets	$12	$12	$28	$26
Depreciation and amortization	865	756	749	676
Expenditures for additions to premises and equipment	1,100	888	1,103	860

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

	Treasury and Other Adjustments		Total Consolidated Company
	2006	2005	2006	2005
Net interest income	$(3)	$377	$53,509	$47,121
Provision for loan losses	—	—	3,075	750
Noninterest income	(816)	(1,169)	65,709	62,534
Noninterest expense	508	289	95,391	89,901

Income/(loss) before income taxes	$(1,327)	$(1,081)	$20,752	$19,004

Average assets	$4,160	$3,862	$7,416	$6,888
Depreciation and amortization	303	355	8,526	7,786
Expenditures for additions to premises and equipment	150	155	11,034	11,739

	Six Months Ended June 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2006	2005	2006	2005
Net interest income	$26,723	$24,283	$26,404	$20,952
Provision for loan losses	4,364	975	—	—
Noninterest income	1,018	700	24,482	26,941
Noninterest expense	12,544	14,220	35,981	36,428

Income before income taxes	$10,833	$9,788	$14,905	$11,465

Average assets	$1,984	$1,841	$55	$51
Depreciation and amortization	858	752	2,932	2,705
Expenditures for additions to premises and equipment	937	605	3,524	3,155

	Banking Services		Consumer Services
	2006	2005	2006	2005
Net interest income	$2,143	$2,085	$45,002	$39,164
Provision for loan losses	—	—	1,870	525
Noninterest income	14,472	15,743	31,461	31,584
Noninterest expense	14,798	16,169	74,372	69,355

Income before income taxes	$1,817	$1,659	$221	$868

Average assets	$73	$68	$1,171	$1,087
Depreciation and amortization	724	693	8,090	7,810
Expenditures for additions to premises and equipment	795	525	7,874	9,394

	Asset Management		Investment Services Group
	2006	2005	2006	2006
Net interest income	$14	$123	$5,471	$4,080
Provision for loan losses	—	—	—	—
Noninterest income	35,491	32,208	20,194	18,376
Noninterest expense	28,487	27,845	19,370	17,478

Income before income taxes	$7,018	$4,486	$6,295	$4,978

Average assets	$13	$12	$29	$27
Depreciation and amortization	1,620	1,507	1,547	1,330
Expenditures for additions to premises and equipment	1,632	1,533	1,654	1,325

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

	Treasury and Other Adjustments		Total Consolidated Company
	2006	2005	2006	2005
Net interest income	$(3)	$724	$105,754	$91,411
Provision for loan losses	—	—	6,234	1,500
Noninterest income	(1,589)	679	125,529	126,231
Noninterest expense	871	(269)	186,423	181,226

Income/(loss) before income taxes	$(2,463)	$1,672	$38,626	$34,916

Average assets	$4,243	$3,938	$7,568	$7,024
Depreciation and amortization	605	704	16,376	15,501
Expenditures for additions to premises and equipment	420	272	16,836	16,809

10. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $1,907,966 in March 2006 for the 2005 year and $1,905,580 in March, 2005 for the 2004 year.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the “2002 Plan”), which provides incentive options to certain key employees for up to 2,000,000 common shares of the Company. All options that are issued under the 2002 plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005 under the 2002 plan cannot be exercised until at least four years 11 months after the date they are granted. Options issued in 2005 under the 2002 plan have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The Board Compensation Committee is empowered to issue such incentive options under an agreement that accelerates the exercise period for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income. Effective January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares at date of grant. The plan terminates April 17, 2012. The table below discloses the activity during the six months ended June 30, 2006 relating to the options granted in 2002 through 2005 under this plan.

Stock Options Under the 2002 Plan	Number of Shares	Option Price Per Share			Weighted Average Price Per Share
Outstanding - December 31, 2005	569,160	$19.06	to	$33.00	$26.98
Canceled	(35,642)	19.06	to	33.00	25.52

Outstanding – June 30, 2006	533,518	19.06	to	33.00	27.08

Exercisable - June 30, 2006	—	—			—

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the “1992 plan”), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. Of the options granted prior to 1998, 40 percent are exercisable two years from the date of the grant and are thereafter exercisable in 20 percent increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the case of a recipient holding more than 10 percent of the Company’s stock, five years), provided that the optionee has remained in the

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income. Effective January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares at date of grant. No further options may be granted under the 1992 plan. The table below discloses the activity during the six months ended June 30, 2006 relating to the options granted under this plan.

Stock Options Under the 1992 Plan	Number of Shares	Option Price Per Share			Weighted Average Price Per Share
Outstanding – December 31, 2005	276,574	$15.09	to	$21.85	$18.64
Canceled	(18,048)	15.21	to	21.79	18.96
Exercised	(9,482)	15.17	to	21.85	16.49

Outstanding - June 30, 2006	249,044	15.09	to	21.85	18.70

Exercisable - June 30, 2006	164,224	15.09	to	21.85	18.02

On May 4, 2004, the Company entered into an agreement with Peter J. deSilva, President and Chief Operating Officer of the Company to issue 8,000 shares of Common Stock of the Company. The shares vest 20 percent per year of employment through January 20, 2009. These restricted shares are automatically enrolled in the dividend reinvestment plan of the Company. Dividends paid on the restricted shares are used to purchase new shares which contain the same restriction. If Mr. deSilva terminates employment all non-vested shares are forfeited. The fair market value of the stock on the grant date of May 4, 2004, was $25.52.

At the April 26, 2005, shareholders’ meeting, the shareholders approved the UMB Financial Corporation Long-Term Incentive Compensation Plan (LTIP) which became effective as of January 1, 2005. The Plan permits the issuance to selected officers of the Company service based restricted stock grants, performance-based restricted stock grants and non-qualified stock options. Service-based restricted stock grants will contain a service requirement. The performance-based restricted grants will contain performance and service requirements. The non-qualified stock options will contain a service requirement.

The Plan reserves up to 1,200,000 shares of the Company’s Stock. Of the total, no more than 400,000 shares can be issued as restricted stock. These two requirements will be in effect with the 2006 LTIP issuance. In 2005, the service and performance based restricted stock grants were issued out of treasury stock. No one eligible employee may receive more than $1,000,000 in benefits under the Plan during any one fiscal year taking into account the value of all stock options and restricted stock received during such fiscal year.

The service-based restricted stock grants contain a service requirement. The vesting requirement is 50 percent of the shares after three years of service, 75 percent after four years of service and 100 percent after five years of service. In 2005, the Company issued a total of 44,800 of service-based restricted stock grants to 28 officers at an average cost of $27.09 per grant. The shares will vest through April 28, 2010. In 2006, the Company issued a total of 26,658 of service-based restricted stock grants to 30 officers at an average cost of $34.84 per grant. The shares will vest through April 19, 2011.

The performance-based restricted stock grants contain a service and a performance requirement. The performance requirement is based on a pre-determined performance requirement over a three year period. The service requirement portion is a three year cliff vesting. If the performance requirement is not met, the executives do not receive the shares. In 2005, the Company issued a total of 35,492 of performance-based restricted stock grants to 28 officers at an average cost of $27.10 per grant. In April 2006, the Company issued a total of 35,344 of performance-based restricted stock grants to 30 officers at an average cost of $34.84 per grant.

The dividends on service and performance-based restricted stock grants are treated as two separate transactions. First, cash dividends are paid on the restricted stock. Those cash dividends are then paid to purchase additional shares of restricted stock. The dividends paid on the stock are recorded as a reduction to retained earnings (similar to all dividend transactions).

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

In 2005, the Company issued 134,540 shares of non-qualified stock options to 28 officers. The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years. The options will expire April 28, 2015. In 2006, the Company issued 98,258 shares of non-qualified stock options to 30 officers. The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years. The options will expire April 19, 2016. The table below discloses the activity during the six months ended June 30, 2006 relating to the options granted under this plan.

Stock Options Under the LTIP	Number of Shares	Option Price Per Share			Weighted Average Price Per Share
Outstanding - December 31, 2005	130,572	$27.09	to	$28.78	$27.10
Granted	98,258	34.84		34.84	34.84
Canceled	(7,278)	27.09		27.09	27.09

Outstanding - June 30, 2006	221,552	27.09	to	34.84	29.72

Exercisable - June 30, 2006	—	—			—

The table below shows the stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/06	Weighted Average Exercise Price
$15.09 To $15.21	13,938	1 year	$15.16	13,938	$15.16
21.67 To 21.85	24,376	2 years	21.80	24,376	21.80
19.37 To 19.48	34,968	3 years	19.43	34,968	19.43
17.29 To 17.63	41,660	4 years	17.44	41,660	17.44
16.30 To 16.46	49,282	5 years	16.44	49,282	16.44
20.01 To 20.01	84,820	6 years	20.01	—	—
19.06 To 19.06	101,050	7 years	19.06	—	—
24.33 To 24.33	120,790	8 years	24.33	—	—
25.53 To 28.93	163,940	9 years	28.84	—	—
27.07 To 34.84	369,290	10 years	30.97	—	—

	1,004,114			164,224

The Company recognized $0.5 million in expense related to outstanding stock options and $0.3 million in expense related to outstanding restricted stock grants for the six months ended June 30, 2006. The Company has $3.0 million of unrecognized compensation expense related to the outstanding options and $3.7 million of unrecognized compensation expense related to outstanding restricted stock grants at June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for both the three-month and six-month periods ended June 30, 2006. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this report contains forward-looking statements of expected future developments within the meaning of and pursuant to the safe harbor provisions established by Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company, including, without limitation:

•	Statements that are not historical in nature;

•	Statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar words or expressions; and

•	Statements regarding the timing of acquisitions.

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	changes in the interest rate environment;

•	general economic and political conditions, either nationally, internationally or in the Company’s markets, may be less favorable than expected;

•	changes in the securities markets;

•	changes in operations;

•	competitive pressures among financial services companies may increase significantly;

•	the ability to successfully and timely integrate acquisitions into existing charters;

•	changes in technology may be more difficult or expensive than anticipated;

•	legislative or regulatory changes may adversely affect the Company’s business;

•	changes in the ability of customers to repay loans;

•	changes in loan demand may adversely affect liquidity needs;

•	changes in employee costs;

•	changes in accounting rules.

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

Overview

A disciplined growth approach is one of the Company’s core business strategies. Average quarterly loans grew by 14.6 percent from the second quarter of 2005 while average quarterly deposits grew by 9.5 percent during the same period. Further, in the second quarter of 2006, the Company announced the acquisition of Mountain States Bank in Colorado. It is anticipated that this transaction will close in the fourth quarter of 2006 depending upon the timing of final regulatory approval. Mountain States Bank had total assets of $282 million and total deposits of $241 million, with non-interest bearing deposits comprising 32.86 percent of total deposits as of December 31, 2005.

The average loan to deposit ratio of the Company’s subsidiary banks has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. This includes asset and treasury management, bankcard, investment services, deposit service charges and other fee-based services.

As some of the revenue from the Company’s fee-based businesses is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income, particularly in trust, mutual fund servicing and investment management areas of the Company. The Company has benefited from a $1.7 billion increase in assets under management in the UMB Scout Funds (which are managed by a subsidiary of the Company) from June 30, 2005 to June 30, 2006.

The Company continues to focus on helping customers transition from paper payment to electronic payment options by providing new products and services, such as paycard and remote deposit capture. Additionally, the Company rolled out UMB Web ExchangeSM in the second quarter. UMB Web ExchangeSM is an upgraded treasury management platform, which management believes will enhance information reporting and transaction initiation via the Internet, improves control of service through online self-administration and strengthens system security. The Company continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers and third-party administrators.

The interest rate environment has a direct impact on the Company’s net interest income as the Company’s balance sheet is structured to be both very liquid and short in duration. As rates increase, liabilities will typically reprice more quickly than assets, which results in temporary pressure on overall net interest income. However, in an increasing rate environment, this position should, over time, benefit the Company. Management believes that once rates stabilize at a higher rate, then net interest income will improve. Item 3, Quantitative and Qualitative Disclosures about Market Risk, discusses in detail the impact of rising and declining rates on net interest income.

The Company encounters competition from other banks in its markets as well as other competitors such as non-bank financial institutions, brokers, insurance companies and investment advisory firms. The Company faces intense local, regional and national competition for retail customers and competes nationally with respect to its trust and asset management businesses. This competition continues to have the impact of compressing margins and income from the Company’s fee based businesses. As this competition is anticipated to continue, management plans to better enable the Company’s employees to respond to this competition through the use of improved technology. In particular, during the second quarter, the Company added a new customer relationship management platform, an upgraded corporate treasury management software package and management plans to continue to make imaging and other network improvements.

Earnings Summary

The Company recorded consolidated net income of $14.9 million for the three-months ended June 30, 2006 compared to $13.6 million for the same period a year earlier. This represents a 9.2 percent increase over the three-month period ended June 30, 2005, which was driven by increases in net interest income, noninterest income and partially offset by increases in noninterest expense. Basic earnings per share for the second quarter 2006 were $0.35 per basic share ($0.35 per share fully-diluted) compared to $0.32 per basic share ($0.31 per share fully-diluted) for the second quarter 2005. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2006 was 0.80 percent and 7.15 percent respectively, as compared to 0.79 percent and 6.59 percent for the same period in 2005.

The Company recorded consolidated net income of $28.1 million for the six-months ended June 30, 2006 compared to $25.2 million for the same period a year earlier. This represents an 11.5 percent increase over the six-month period ended June 30, 2005, primarily because of increases in net interest income due to higher rates and volumes offset by higher non-interest expense. Basic earnings per share for the six-months ended June 30, 2006 were $0.66 per share ($0.65 per share fully-diluted) compared to $0.58 per share ($0.58 per share fully-diluted) for the same period in 2005. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2006 was 0.75 percent and 6.79 percent respectively, as compared to 0.72 percent and 6.15 percent for the same period in 2005.

Net interest income for the second quarter of 2006 increased 13.6 percent from the second quarter 2005. Net interest income for the year-to-date June 30, 2006 increased 15.7 percent from the same period in 2005. The increase is a result of higher earning assets, including a more favorable asset mix as well as higher rates. Average loans comprise 53.5 percent of the Company’s earning asset base, as compared to 50.6 percent for the same quarter a year ago. Further, net interest margin on a tax-equivalent basis increased to 3.43 percent for the three-months ended June 30, 2006, as compared to 3.28 percent for the same period in 2005. Although net interest spread decreased by 19 basis points due to liabilities repricing more quickly than assets, net interest margin increased by 15 basis points as a result of the contribution from noninterest-bearing demand deposits.

Provision for loan losses increased by $2.3 million in the second quarter of 2006 and $4.7 million for the year-to-date June 30, 2006, as compared to the same period in 2005. The increase was a result of a larger adjustment in 2006 than in 2005 with respect to maintaining the allowance for loan losses at a level consistent with management’s estimate of inherent losses within the loan portfolio. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2005 Annual Report of Form 10-K.

Noninterest income increased by $3.2 million, or 5.1 percent in the second quarter of 2006 compared to the same quarter in 2005. This increase is primarily due to increases in trust and securities processing income and bankcard income, but was partially offset by decreases in service charges on deposits. The increase in trust and securities processing income is primarily a result of an increase in assets under management from the UMB Scout Funds (which are managed by a subsidiary of the Company). Total assets under management from the UMB Scout Funds was $4.4 billion at June 30, 2006 as compared to $2.7 billion at June 30, 2005. Bankcard income increased due to higher interchange fee income, which management believes is as a result of Company initiatives to encourage increased customer usage. Service charges on deposits decreased due to higher earnings credits paid on compensating balances due to higher interest rates, as well as decreases in volume related to corporate customers.

Noninterest income decreased by $0.7 million or 0.6 percent for the six-months ended June 30, 2006, as compared to the same period in 2005 due to several factors. In 2005, the Company recognized $3.6 million in gain on the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a., as well as $3.8 million in gains from the sale of banking facilities. Additionally, there was a decrease in deposit service charge income. These decreases were mostly offset by increases in trust and securities processing income and bankcard income for the first six months of 2006, as compared to the same period in 2005.

Noninterest expense increased by $5.5 million, or 6.1 percent, for the second quarter of 2006, as compared to the same quarter in 2005. The increase was primarily a result of increases in other expense, equipment and processing fees. Other expense was higher due to an increase in operational charge-offs including overdraft fee charge-offs. Equipment expense increased due to increased depreciation and amortization expense on computer equipment and software. In the second quarter of 2006, the Company added UMB WebExchangeSM, an online banking service for businesses, and Client View, a customer relationship management software tool. The Company also upgraded its umb.com website. Processing fees increased primarily due to shareholder servicing and other administrative fees paid to investment advisors, which correlate with the increase in net assets under management in the Scout Funds. Other increases in processing fees are attributable to higher network fees for ATMs and higher fees paid to third party electronic processors.

Noninterest expense increased $5.2 million, or 2.9 percent, for the year to date June 30, 2006 compared to the same period in 2005. Salary expense was $5.4 million, or 5.4 percent, lower for the six months ended June 30, 2006, as compared to the same period in 2005. This decrease is primarily a result of $4.4 million in charges during 2005 related to the Voluntary Separation Plan (VSP). Marketing expense was $1.1 million higher, or 16.4 percent, for the six months ended June 30, 2006, as compared to the same period in 2005. The increase is attributable to the difference in timing of deposit and home equity marketing campaigns in 2006, as compared to 2005. Bankcard expense is greater by $1.3 million, or 23.1 percent, for the six months ended June 30, 2006, as compared to the prior year. This increase is mostly due to higher rebate programs designed to encourage increased usage of the card products.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, resulted in increased net interest income for the Company. For the second quarter of 2006 net interest income increased $6.4 million, or 13.6 percent, over the same quarter in 2005. For the year-to-date period ended June 30, 2006 net interest income increased $14.3 million, or 15.7 percent over the same period in 2005.

Table 1 shows the impact of earning asset rate increases compared to increases in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread decreased by 19 basis points in the second quarter of 2006 as compared to 2005, yet overall net interest margin increased by 15 basis points primarily due to the contribution from noninterest bearing demand deposits (free funds). Average noninterest bearing demand deposits were 34.6 percent of average total deposits for the quarter ended June 30, 2006, as compared to 34.1 percent for the same quarter in 2005. For impact of the contribution from free funds, see the Analysis of Net Interest Margin in Table 2 below. Table 2 also illustrates that the increase in net interest income is a result of both volume and rate increases for both the quarter ended and six months ended June 30, 2006.

Management believes that the overall outlook in its net interest income is positive. Management continues its strategic initiative to emphasize commercial and consumer loan growth through marketing, product enhancements and streamlining the approval process for its consumer loan product suite. These efforts are designed to increase volumes of new applications and booked loans. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. Further, management believes that the lag between liability costs and asset yields should not continue once rates stabilize. This would increase the net interest spread as assets will continue to reprice over a longer period. Given the term of the Company’s earning assets, a sustained higher rate environment has historically had a positive impact on the Company’s net interest income and management expects that this will occur in the future.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average interest-earning assets and resulting yields, as well as the average interest-bearing liabilities and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.24 percent for the year-to-date June 30, 2006 and 4.08 percent for the same period in 2005. The average yield on earnings assets without the tax equivalent basis adjustment would have been 5.40 percent for the three-month period ended June 30, 2006 and 4.28 percent for the same period in 2005.

	Six Months Ended June 30,
	2006		2005
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,457,914	6.47%	$2,964,944	5.49%
Securities:
Taxable	2,112,942	3.91	2,380,496	2.68
Tax-exempt	669,443	5.05	598,662	4.59

Total securities	2,782,385	4.18	2,979,158	3.06
Federal funds and resell agreements	427,827	4.77	190,985	2.83
Other earning assets	62,680	4.81	66,785	3.58

Total earning assets	6,730,806	5.40	6,201,872	4.22
Allowance for loan losses	(40,844)		(40,941)
Other assets	878,423		862,798

Total assets	$7,568,385		$7,023,729

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,606,346	2.44%	$3,160,147	1.29%
Federal funds and repurchase agreements	1,139,005	4.29	1,064,572	2.38
Borrowed funds	53,011	4.63	45,791	4.25

Total interest-bearing liabilities	4,798,362	2.90	4,270,510	1.60
Noninterest-bearing demand deposits	1,885,801		1,892,992
Other liabilities	49,382		34,022
Shareholders’ equity	834,840		826,205

Total liabilities and shareholders’ equity	$7,568,385		$7,023,729

Net interest spread		2.50%		2.62%
Net interest margin		3.33		3.12

	Three Months Ended June 30,
	2006		2005
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,512,210	6.58%	$3,064,017	5.63%
Securities:
Taxable	1,915,411	4.02	2,130,661	2.81
Tax-exempt	672,360	5.04	617,022	4.60

Total securities	2,587,771	4.28	2,747,683	3.21
Federal funds and resell agreements	400,226	5.05	171,470	3.18
Other earning assets	62,772	4.85	72,560	3.61

Total earning assets	6,562,979	5.56	6,055,730	4.44
Allowance for loan losses	(41,401)		(40,403)
Other assets	893,992		873,155

Total assets	$7,415,570		$6,888,482

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,581,602	2.56%	$3,094,391	1.36%
Federal funds and repurchase agreements	1,007,869	4.54	964,728	2.64
Borrowed funds	52,685	4.47	55,829	4.46

Total interest-bearing liabilities	4,642,156	3.01	4,114,948	1.70
Noninterest-bearing demand deposits	1,896,092		1,906,168
Other liabilities	43,521		38,744
Shareholders’ equity	833,801		828,622

Total liabilities and shareholders’ equity	$7,415,570		$6,888,482

Net interest spread		2.55%		2.74%
Net interest margin		3.43		3.28

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (total earning assets less interest-bearing liabilities) decreased $20.0 million, or 1.0 percent, for the three-month period ended June 30, 2006 compared to the same period in 2005 and increased $1.1 million, or 0.1 percent, for the six-month period ended June 30, 2006 compared to the same period in 2005.

Table	2
ANALYSIS	OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2006 vs 2005			Six Months Ended June 30, 2006 vs 2005
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$7,345	$7,273	$14,618	$15,819	$14,310	$30,129
Securities:
Taxable	(2,155)	6,400	4,245	(5,183)	14,517	9,334
Tax-exempt	554	531	1,085	1,353	1,044	2,397
Federal funds sold and resell agreements	2,880	799	3,679	5,606	1,845	7,451
Other	(120)	221	101	(56)	352	296

Interest income	8,504	15,224	23,728	17,539	32,068	49,607
Change in interest incurred on:
Interest-bearing deposits	3,106	9,204	12,310	5,393	17,951	23,344
Federal funds purchased and repurchase agreements	488	4,576	5,064	—	11,667	11,667
Other borrowed funds	(35)	1	(34)	166	87	253

Interest expense	3,559	13,781	17,340	5,559	29,705	35,264

Net interest income	$4,945	$1,443	$6,388	$11,980	$2,363	$14,343

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Average earning assets	$6,562,979	$6,055,730	$507,249	$6,730,806	$6,201,872	$528,934
Interest-bearing liabilities	4,642,156	4,114,948	527,208	4,798,362	4,270,510	527,852

Interest free funds	$1,920,823	$1,940,782	$(19,959)	$1,932,444	$1,931,362	$1,082

Free funds ratio (free funds to earning assets)	29.27%	32.05%	(2.78)%	28.71%	31.14%	(2.43	) %
Tax-equivalent yield on earning assets	5.56%	4.44%	1.12%	5.40%	4.22%	1.18%
Cost of interest-bearing liabilities	3.01	1.70	1.31	2.90	1.60	1.30

Net interest spread	2.55%	2.74%	(0.19)%	2.50%	2.62%	(0.12	) %
Benefit of interest free funds	0.88	0.54	0.34	0.83	0.50	0.33

Net interest margin	3.43%	3.28%	0.15%	3.33%	3.12%	0.21%

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

The Company recorded a provision for loan losses of $3.1 million for the second quarter 2006 to adjust its ALL to the level considered appropriate by management. This compares to a $0.8 million provision for the same quarter in 2005. Also, the Company recorded a provision for loan losses of $6.2 million for the six-month period ended June 30, 2006 compared to $1.5 million for the same period in 2005. This decreased ALL to 1.17 percent of total loans as of June 30, 2006 from 1.25 percent of total loans as of June 30, 2005.

Table 3 presents a summary of the Company’s ALL for the six-months ended June 30, 2006 and 2005, as well as for the year ended December 31, 2005. Also please see “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS	OF ALLOWANCE FOR LOAN LOSSES (dollars in thousands)

Six Months Ended June 30,	Year Ended December 31, 2005
2006	2005
Allowance-January 1	$40,825	$42,723	$42,723
Provision for loan losses	6,234	1,500	5,775
Charge-offs:
Commercial	(3,533)	(2,019)	(2,261)
Consumer:
Bankcard	(2,112)	(2,757)	(5,925)
Other	(706)	(876)	(1,918)
Real estate	—	(3)	(3)
Agricultural	—	—	—

Total charge-offs	(6,351)	(5,655)	(10,107)
Recoveries:
Commercial	343	160	443
Consumer:
Bankcard	526	511	1,008
Other	542	516	981
Real estate	1	1	2
Agricultural	—	—	—

Total recoveries	1,412	1,188	2,434

Net charge-offs	(4,939)	(4,467)	(7,673)

Allowance-end of period	$42,120	$39,756	$40,825

Average loans, net of unearned interest	$3,438,404	$2,964,944	$3,130,813
Loans at end of period, net of unearned interest	3,589,651	3,194,774	3,373,944
Allowance to loans at end of period	1.17%	1.24%	1.21%
Allowance as a multiple of net charge-offs	4.23	x	4.45	x	5.32	x
Net charge-offs to:
Provision for loan losses	79.23%	297.80	%132.87%
Average loans	0.29	0.30	0.25

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. The Company’s fee-based services provide the opportunity to offer multiple products and services to customers which management believes will more closely align the customer with the Company. The Company’s ongoing focus is to continue to develop and offer multiple products and services to its customers. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading/brokerage and cash/treasury management. Management believes that it can offer these products and services both efficiently and profitably, as most of these have common platforms and support structures.

Table	4
SUMMARY	OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Trust and securities processing	$24,990	$19,968	$47,659	$40,466
Trading and investment banking	4,567	4,739	8,680	9,268
Service charges on deposits	19,002	21,517	36,609	39,494
Insurance fees and commissions	1,101	915	2,093	1,743
Brokerage fees	1,600	1,510	3,117	3,060
Bankcard fees	9,860	8,492	18,806	16,114
Gains on sale of other assets, net	574	1,209	596	3,801
Gains on sale of employee benefit accounts	—	—	—	3,600
Gain/(loss) on sales of securities available for sale, net	75	(34)	84	(34)
Other	3,940	4,218	7,885	8,719

Total noninterest income	$65,709	$62,534	$125,529	$126,231

Quarter-To-Date

Noninterest income (summarized in Table 4) increased $3.2 million or 5.1 percent for the second quarter 2006 compared to the same period in 2005, primarily because of increases in trust and securities processing income and bankcard fees, offset by decreases in service charges on deposits.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees increased $5.0 million, or 25.2 percent, in the second quarter of 2006 compared to the second quarter of 2005. The increase is primarily attributable to higher investment advisor fee income of $3.0 million, or 73.2 percent, related to the UMB Scout Funds (which are managed by a subsidiary of the Company). The UMB Scout Funds experienced a $1.7 billion increase in assets under management from June 30, 2005 to June 30, 2006. Other increases resulted from higher custody fees and fund administration fees from mutual fund clients. These fees are higher as a result of new client growth in the investment services group segment. Trust and securities processing fees largely depend on assets under management in the UMB Scout Funds and the mutual fund clients that are serviced. Management believes that the overall quality and performance of both its investment management and UMB Scout Funds will continue to attract both increased and new investable dollars to its assets under management. Changes in the equity markets, and the public’s confidence in mutual funds as an investment vehicle for retail and institutional investors, could affect future performance of trust and securities processing income.

Service charges on deposit accounts decreased $2.5 million, or 11.7 percent, for the three-months ended June 30, 2006 compared to the same period in 2005. This decrease was primarily attributable to decreases of service charge income from corporate customers, including mutual funds and correspondent banks. One of the primary reasons for the decrease in service charge income on these accounts is a higher earnings credit rate on compensating balances paid to corporate customers. In addition to the higher earnings credit rates, there was a decline in corporate clients and a decrease in fees from premium consumer checking accounts as customers migrate to the Company’s free checking products. Management believes it has addressed the decline in corporate service charge income by implementing UMB Web ExchangeSM, an on-line treasury management tool for corporate customers, as well as providing increased product training and enhanced incentives to its sales personnel. The Company has also implemented a tiered earnings credit structure which favors higher compensating balances and is intended to reduce the overall earnings credit in a flat rate environment.

Bankcard fees increased $1.4 million, or 16.1 percent, for the second quarter of 2006 compared to 2005. This increase is primarily a result of higher interchange fee income due to a higher number of cards outstanding and an increase in the average volume. In the fourth quarter of 2005, management implemented a new card rebate program to encourage increased card usage by consumer card holders. In the second quarter of 2006, this program was extended to small business customers with the intent of further encouraging card usage.

Year-To-Date

Noninterest income (summarized in Table 4) decreased by $0.7 million, or 0.6 percent, for the six-months ended June 30, 2006 compared to the same period in 2005. The decrease in 2006 is attributable to gains recognized in the prior year, as well as lower service charge income. These decreases in noninterest income were mostly offset by higher trust and securities processing fees and bankcard fees.

Trust and securities processing fees increased $7.2 million, or 17.8 percent, for the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The increase is primarily a result of higher fund administration and processing fees of $3.3 million and additional fee income related to the UMB Scout Funds of $4.2 million.

Service charges on deposit accounts decreased by $2.9 million, or 7.3 percent, for the six-months ended June 30, 2006 compared to the same period in 2005. The decrease in service charge income as a result of higher earnings credits on compensating balances maintained by corporate customers was one of the primary drivers for this decrease in overall service charge income. The recent interest rate increases have had a negative impact on fees within this business sector, but management anticipates that the implementation of the tiered earnings credits will mitigate this negative impact.

The Company’s net gain on sale of other assets is $0.6 million for the year. This gain is attributable to a few smaller transactions in 2006. This gain is down significantly from 2005. In 2005, the Company recorded $3.8 million in net gains primarily from the sale of two properties — a banking facility in downtown Kansas City and a parcel of land next to another Kansas City branch.

There were no gains on sale of employee benefit accounts in 2006. The final earnout payment was received in the first quarter of 2005. Under the terms of the contract for the sale of the employee benefit accounts, the Company’s final earnout payment based upon gross revenues received by those employee benefit accounts retained by Marshall & Ilsley from February 2004 to February 2005.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table	5
SUMMARY	OF NONINTEREST EXPENSE (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and employee benefits	$47,796	$48,349	$95,034	$100,410
Occupancy, net	6,802	6,471	13,356	12,888
Equipment	12,348	11,252	23,463	21,728
Supplies and supplies	5,698	5,681	11,473	11,230
Marketing and business development	4,022	3,607	7,644	6,568
Processing fees	7,245	5,524	13,555	11,087
Legal and consulting	2,007	1,895	3,656	3,723
Bankcard	3,519	3,090	6,810	5,532
Amortization of other intangibles	286	186	504	371
Other	5,668	3,846	10,928	7,689

Total noninterest expense	$95,391	$89,901	$186,423	$181,226

Quarter-To-Date

Noninterest expense (summarized in table 5) increased $5.5 million, or 6.1 percent, for the three-months ended June 30, 2006 compared to the same period in 2005, primarily as a result of increases in equipment, processing fees and other expense.

Equipment expense consists of depreciation and amortization on equipment and software, as well as maintenance and other equipment charges. Equipment expense increased by $1.1 million, or 9.7 percent, for the quarter ended June 30, 2006, as compared to the same quarter in 2005. Equipment expense increased primarily as a result of $0.7 million of increases in depreciation and amortization expense on computer equipment and software, as well as related maintenance on hardware and software. In the second quarter of 2006, the Company added UMB Web ExchangeSM, an online banking service for businesses, and Client View, a customer relationship management software tool. The Company also upgraded its umb.com website. Management anticipates that equipment expense will continue to increase throughout 2006 as six full months of amortization and related maintenance on these recently placed-in-service software projects are recognized.

Processing fees increased by $1.7 million, or 31.2 percent, for the three-months ended June 30, 2006, as compared to the same period in 2005. Processing fees increased primarily due to shareholder servicing and other administrative fees paid to investment advisors which correlate with the increase in net assets under management in the UMB Scout Funds. Management believes the fees paid to investment advisors should continue to correlate positively or negatively with changes in the UMB Scout Fund assets under management. Management believes that the overall quality and performance of both its investment management and UMB Scout Funds will continue to attract both increased and new investable dollars to its assets under management, which should increase such fees. Other increases to processing fees include higher on-going network fees for ATMs due primarily to the addition of Walgreens’ ATMs in the second half of 2005, as well as higher fees paid to third-party processors due to increased activity.

Other expense consists of several items which include insurance, charitable contributions, regulatory fees, other taxes, directors’ fees and other non-credit related operating losses net of recoveries. For the second quarter of 2006, other expense increased by $1.8 million, or 47.4 percent over the same quarter in 2005. This increase was primarily a result of a $1.5 million increase in miscellaneous operating losses, of which the largest single item was a fraud loss of $0.2 million.

Year-To-Date

Noninterest expense (summarized in table 5) increased $5.2 million, or 2.9 percent, for the year-to-date June 30, 2006 compared to the same period in 2005. The increase was due primarily to increases in equipment expense, marketing and business development expense, processing fees, bankcard expenses and other expense. These increases were partially offset by a decrease in salaries and benefits expense.

Salaries and employee benefits expenses decreased by $5.4 million, or 5.4 percent, for the year-to-date June 30, 2006 as compared to the same period in 2005. In January 2005, the Company offered a VSP to certain employees. In the first six months of 2005, a charge of $4.4 million was taken related to the VSP program. This program was not offered in 2006.

Equipment expense increased by $1.7 million, or 8.0 percent, for the six-months ended June 30, 2006, as compared to the same period in 2005. This year-to-date increase is primarily attributable to a $0.9 million increase in depreciation and amortization on equipment and software. Further, maintenance related to equipment and software increased by $1.2 million for the year-to-date June 30, 2006, as compared to the same period in 2005. These increases are primarily a result of large core software projects placed in service during 2006.

Marketing and business development expenses decreased by approximately $1.1 million, or 16.4 percent, from 2005. This is primarily attributable to the timing of deposit gathering and consumer loan marketing campaigns in the first half of 2006. Additionally, approximately $0.4 million of business development related sponsorships that were included in other expense in the prior year are currently included as a marketing and business development expense.

Processing fee expenses increased by $2.5 million, or 22.3 percent for the six-months ended June 30, 2006, as compared to the same period in 2005. Processing fees increased primarily due to shareholder servicing and other administrative fees paid to investment advisors which correlate with the increase in net assets under management in the Scout Funds. Other increases to processing fees include higher network fees for ATMs due primarily to the addition of Walgreen’s ATMs in the second half of 2005, as well as higher fees paid to third-party processors due to increased activity.

Bankcard expenses increased by $1.3 million, or 23.1 percent for the six-months ended June 30, 2006, as compared to the same period in 2005. Bankcard expenses increased primarily due to increases in customer rebates. The Company implemented an improved consumer rebate program in the third quarter of 2005 to encourage usage of the consumer bankcard product. This program was expanded in the second quarter of 2006 to include small businesses. Management anticipates that this new program could continue to increase rebate expense in correlation with increased interchange fee income. Other increases in bankcard expense relate to higher fraud losses from credit and debit cards. Management continues to work with both the card companies and merchants to mitigate future exposure to fraud losses.

Other expense increased by $3.2 million, or 42.1 percent, over the first half of 2005. This increase is primarily attributable to increases in operating losses net of recoveries, losses related to overdraft fee revenue write-offs, higher directors’ fees and an increased provision for off-balance sheet commitments.

Income Tax Expense

The effective tax rate was 28.4 percent for the quarter ended June 30, 2006, as well as for the quarter ended June 30, 2005. For the six-months ended June 30, 2006, the effective tax rate was 27.3 percent compared to 27.8 percent for the same period in 2005. The slight decrease in effective tax rate for the six months ended June 30, 2006, is primarily attributable to tax-exempt income representing a larger percentage of total income in 2006, as compared to 2005.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions (formerly Corporate Services), Banking Services, Consumer Services, Asset Management, and Investment Services Group. In the first quarter of 2006, the Company moved its Corporate Trust group from the Corporate Services segment to the Asset Management segment. Further, it changed the name of Corporate Services to Payment and Technology Solutions to better reflect that segment’s business strategy. In addition, the Company moved UMB Financial Services from the Consumer Services segment to the Asset Management segment in order to create a unified approach to sales and relationship management to the wealth marketplace. For further information regarding the business activities of each segment, please see Footnote 8 of the “Notes to the Condensed Consolidated Financial Statements” above. Under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the prior year information has been reclassified to conform to the 2006 reporting structure. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table	6
NET	INCOME (LOSS) BEFORE TAXES BY SEGMENT (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment
Commercial Banking & Lending	$5,865	$6,246	$10,833	$9,788
Payment and Technology Solutions	8,277	6,932	14,905	11,465
Banking Services	537	927	1,817	1,659
Consumer Services	(131)	828	221	868
Asset Management	4,203	2,644	7,018	4,486
Investment Services Group	3,328	2,508	6,295	4,978
Treasury and Other Adjustments	(1,327)	(1,081)	(2,463)	1,672

Total Consolidated Company	$20,752	$19,004	$38,626	$34,916

Commercial Banking and Lending’s net income before tax for the six months ended June 30, 2006 increased $1.0 million, or 10.7 percent compared to 2005. This increase is primarily attributable to higher net interest income and lower noninterest expense. These increases to net income before tax were partially offset by an increase in provision for loan loss expense. Net interest income increased $2.4 million, or 10.1 percent, compared to 2005 due to increases in commercial loans and recent interest rate increases. Commercial loans increased by $221 million, or 15.4 percent from June 30, 2005 to June 30, 2006. Management believes that its renewed sales focus and an expanding manufacturing sector will keep loan demand strong, thereby generating additional net interest income in this segment. Noninterest expense decreased by $1.7 million, or 11.8 percent, primarily because of a decrease in salary expense due to a VSP charge in 2005, as well as a reduction in net full time equivalent employees from 2005.

Payment and Technology Solutions’ net income before tax for the year-to-date June 30, 2006, increased by $3.4 million, or 30.0 percent, compared to the same period in 2005. This increase was led by a significant increase in net interest income, but partially offset by a decrease in noninterest income. Net interest income increased by $5.5 million, or 26.0 percent, for the six months ended June 30, 2006, as compared to 2005. This increase was primarily attributable to a 7.7 percent increase in interest bearing deposits and the increase in funds transfer pricing credits on such deposits in a rising rate environment. Noninterest income decreased by $2.5 million, or 9.1 percent for the year-to-date 2006 compared to 2005. This decrease was primarily attributable to decreases in deposit service charges due to higher earnings credits paid on compensating balances, as well as fewer corporate clients. Management anticipates that credit cards related to commercial cards and UMB Healthcare Service’s cards will have increased usage due to enhanced rebate programs for commercial cards and an increased number of cards linked to a healthcare product. In the second quarter of 2006, Payment and Technology Solutions implemented UMB WebExchangeSM, a new online banking tool for businesses. Management anticipates that this new software will provide more flexible reporting and higher security, while being easier for corporate clients to use. Management anticipates an increase in noninterest expense with this segment as a result of this new software.

Banking Services’ net income before tax for the year-to-date June 30, 2006 increased by $0.2 million, or 9.5 percent compared to the same period in 2005. This increase in income was a result of noninterest expense decreasing by more than the decrease of noninterest income. Noninterest income decreased by $1.3 million, or 8.1 percent for the six months ended June 30, 2006, as compared to 2005. This decrease was primarily a result of a decline in deposit service charge income of $0.5 million and a $0.6 million decrease in bond trading income. Deposit service charges are lower in this segment due to a significant increase in earnings credits on correspondent bank customer accounts. Bond trading income is down due to a two basis point decrease in margin from the sale of treasury and agency securities, which comprise the highest volume of bond trading income. Although noninterest income decreased in this segment, noninterest expense in this segment decreased by a larger amount. Noninterest expense decreased by $1.4 million, or 9.5 percent, for the year-to-date 2006, as compared to 2005. The decrease in noninterest expense is primarily a result of a decrease in salary and benefit expense. Noninterest expense decreased because of the VSP charge in 2005, as well as decreased commissions attributable to the smaller bond trading margin discussed above.

Consumer Services’ net income before tax decreased by $0.6 million, or 74.5 percent, year-to-date compared to 2005. This decrease is attributable to increases in noninterest expense and provision for loan loss, partially offset by an increase in net interest income. Net interest income increased by $5.8 million, or 14.9 percent for the year-to-date 2006 compared to 2005. Noninterest income remained relatively flat for the six-months ended June 30, 2006 compared to the same period in 2005. In 2005, there were $3.8 million in gains recognized in the consumer services’ segment on the sale of land and buildings in Kansas City. In 2006, there were only $0.6 million of gains related to the consumer services’ segment. This decrease in gains was offset by increases in other noninterest income, primarily income related to overdraft and insufficient funds fees and credit card interchange fee income. Credit card interchange fees are higher due to an enhanced consumer rebate program the Company started in the third quarter of 2005. Noninterest expense increased by $5.0 million, or 7.2 percent, primarily due to advertising, occupancy, bankcard and operating charge-offs.

Asset Management’s net income before tax increased by $2.5 million, or 56.4 percent, for the year-to-date 2006 compared to the same period of 2005. Noninterest income increased by $3.3 million, or 10.2 percent. This was offset by a $0.6 million, or 2.3 percent, increase in noninterest expense year-to-date. An increase in net cash inflows to the UMB Scout Funds has increased fee income compared to the same period last year. The increased size of the funds during 2006 has also increased distribution, accounting, and legal expenses related to the funds since these fees are directly related to the size of the funds. Management will continue to focus sales efforts to increase net cash inflows into the UMB Scout Funds. One of the significant causes for the increase in assets under management for the UMB Scout Funds has been through the platforms of key distributors. If a significant distributor removes the UMB Scout Funds from their platform, it could adversely affect their continued growth, and consequently, affect the Company’s fee income.

Investment Services Group’s net income before tax increased by $1.3 million, or 26.5 percent, year-to-date in 2006 compared to 2005. Net interest income rose $1.4 million, or 34.1 percent, due to increases in deposits from this segment and the related funds transfer pricing credits on these deposits. Noninterest income increased $1.8 million, or 9.9 percent, for the six-months ended June 30, 2006 compared to 2005. This increase was primarily from increased fund service income from new clients added in late 2005 and during the first half of 2006. Management believes the new clients added will continue to increase fee income during 2006, subject to uncertainties in the mutual fund markets. Noninterest expense increased $1.9 million, or 10.8 percent, due to increased staffing, processing and integration costs related to the support of the new clients added.

The net loss before tax for the Treasury and Other category was $2.4 million for the six months ended June 30, 2006, compared to a net income before tax of $ 1.7 million for the same period in 2005. This is a decrease of $4.1 million for 2006, as compared to 2005. This decrease is primarily attributable to $3.6 million of income from the sale of employee benefit accounts to Marshall & Ilsley recognized in 2005.

Balance Sheet Analysis

Total assets of the Company declined $615.0 million, or 7.5 percent, as of June 30, 2006 compared to December 31, 2005 and increased $653.2 million, or 9.4 percent, compared to June 30, 2005. The decrease in assets from December to June is primarily a result of lower short-term agency securities. Total deposits and securities sold under agreement to repurchase also declined. This decline in deposits and securities sold under agreement to repurchase is primarily driven by the cyclical trend due to public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table	7
SELECTED	BALANCE SHEET INFORMATION (dollars in thousands)

	June 30,		December 31, 2005
	2006	2005
Total assets	$7,632,832	$6,979,652	$8,247,789
Loans, net of unearned interest	3,547,531	3,194,774	3,393,404
Total investment securities	2,641,748	2,800,719	3,463,817
Total deposits	5,751,836	5,065,698	5,920,822
Total borrowed funds	995,049	1,041,288	1,434,504

Loans

Total loan balances including loans held for sale have increased by $414.9 million, or 13.0 percent, compared to June 30, 2005 and increased $216.3 million, or 6.4 percent, compared to December 31, 2005. In addition to the increase in loans, the mix of loans to overall earning assets was favorable. Total loans and loans held for sale as a percent of earning assets were 53.3 percent, 51.2 percent and 46.9 percent for June 30, 2006; June 30, 2005 and December 31, 2005, respectively. These increases were a result of increased focus on new commercial and consumer loan relationships, as well as an emphasis on home equity lines of credit.

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

Investment securities comprised 39.9 percent, 44.9 percent and 47.9 percent respectively, of the earning assets as of June 30, 2006, June 30, 2005 and December 31, 2005. The decline from June 30, 2005 is primarily due to a shift from short-term investments to securities purchased with an agreement to resell. The Company generally offsets short-term public fund deposits with either short-term investments such as discount agency notes or with securities purchased with an agreement to resell. The decision to utilize discount agency notes or resell agreements is primarily a function of rate. The decline in investment securities from year end is primarily a result of the seasonality in the Company’s balance sheet. At year end, there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. Management expects loan demand and collateral pledging requirements for public fund deposits to be the primary factors impacting changes in the level of security holdings.

Investment securities had an average tax-equivalent yield of 4.18 percent for the first six months of 2006, as compared to 3.06 percent for the same period in 2005, an increase of 112 basis points. The average life of the securities portfolio was 33.6 months at June 30, 2006, as compared to 23.0 months at December 31, 2005. The most significant reason for the increase in average life was the large number of extremely short-term discount notes held at December 31, 2005. These short-term securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At December 31, 2005, the amount of such discount notes was approximately $840 million, and without these discount notes, the average life of the core investment portfolio would have been 30.4 months. At June 30, 2006, the amount of such discount notes was approximately $2.5 million, and without these discount notes, the average life of the core investment portfolio would have been 33.6 months.

Deposits and Borrowed Funds

Deposits decreased $169.0 million, or 2.9 percent, from December 31, 2005 to June 30, 2006. Noninterest bearing deposits increased $83.2 million, or 4.1 percent, and interest bearing deposits decreased $252.2 million, or 6.5 percent, from December 31, 2005. The interest bearing deposits decreased primarily as a result of seasonal public fund deposit decreases during the first half of 2006. At June 30, 2005, total deposits were $5.1 billion. This represents a 13.5 percent increase in total deposits at June 30, 2006, as compared to June 30, 2005. This increase from June 30, 2005 is primarily a result of the Company’s consumer deposit gathering campaigns.

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

Borrowed funds decreased $46.2 million compared to June 30, 2005, and decreased $439.4 million from December 31, 2005. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings other than repurchase agreements are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $934.1 million at June 30, 2006, compared to $979.5 million at June 30, 2005 and $1.4 billion at December 31, 2005. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

Capital and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. Management manages capital for each subsidiary based upon the subsidiary’s respective risks and growth opportunities as well as regulatory requirements.

Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term assets, more liquid earning assets and higher expenses for extended liability maturities.

On April 25, 2006, the Company announced an amendment to the Company’s Articles of Incorporation authorizing an increase in the Company’s authorized shares of common stock from 33 million shares to 80 million shares. The Board of Directors subsequently declared a two-for-one stock split of UMB Financial Corporation common stock. On May 30, 2006, 21,430,099 of shares were distributed to shareholders of record on May 16, 2006.

Total shareholders’ equity was $822.9 million at June 30, 2006, compared to $827.0 million at June 30, 2005 and $833.5 million at December 31, 2005. The Company’s Board of Directors authorized at its April 26, 2005 and April 29, 2004 meetings the repurchase of the Company’s common stock up to one million shares during the 12 months following each respective meeting. During the three months ended June 30, 2006 and 2005, the Company acquired 176,746 shares and 238,770 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans. On April 25, 2006, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 25, 2007.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by asset types. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 risk-based capital ratio of 15.35 percent and total risk-based capital ratio of 16.19 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table	8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Six Months Ended June 30,		Three Months Ended June 30,
RATIOS	2006	2005	2006	2005
Return on average assets	0.75%	0.72%	0.80%	0.79%
Return on average equity	6.79	6.15	7.15	6.59
Average equity to assets	11.03	11.76	11.24	12.03
Tier 1 risk-based capital ratio	15.35	17.58	15.35	17.58
Total risk-based capital ratio	16.19	18.50	16.19	18.50
Leverage ratio	10.79	11.12	10.79	11.12

The Company’s per share data is summarized in the table below.

	Six Months Ended June 30,		Three Months Ended June 30,
Per Share Data	2006	2005	2006	2005
Earnings basic	$0.66	$0.58	$0.35	$0.32
Earnings diluted	0.65	0.58	0.35	0.31
Cash dividends	0.26	0.22	0.13	0.11
Dividend payout ratio	39.39%	37.93%	37.14%	34.92%
Book value	$19.28	$19.18	$19.28	$19.18

The per share data presented for all periods has been restated to give retroactive effect, as applicable, to the two-for-one stock split declared in April 2006, which became effective May 30, 2006.

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 8, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2005.

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

The Company is subject to market risk primarily through the effect of changes in interest rates on assets held for purposes other than trading. The following discussion of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

Overall, the Company manages interest rate risk by positioning the balance sheet to maximize net interest income while maintaining a level of interest rate and credit risk acceptable to management, which remains mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of June 30, 2006 and 2005 based on hypothetical changes in interest rates.

Table 9

MARKET	RISK (dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2006 Amount of change	June 30, 2005 Amount of change
200	$1,608	$2,574
100	804	1,287
Static	—	—
(100)	(80)	(2,463)
(200)	(159)	(4,926)

The Company is less sensitive to an increase or decrease in rates than a year ago. This is due to the fact that overall rates were higher in 2006 than in 2005, the Company’s average life of the investment portfolio has gradually lengthened and the Company has more time-deposits than a year ago. The Company anticipates that a decrease in interest rates would have a modest adverse affect on income due to the increase in time-deposits, as well as an increase in the amount of variable rate loans. These variable rate loans could reprice downward in a falling interest rate environment. However, management believes that under the same asset sensitivity analysis, the Company would be favorably affected by a gradual increase in interest rates.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $63.8 million as of June 30, 2006 compared to $64.0 million as of June 30, 2005 and $58.5 million as of December 31, 2005.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of June 30, 2006 and 2005 and December 31, 2005.

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company also has foreign currency risks as a result of foreign exchange contracts. Please see Note 8 “Commitments, Contingencies and Guarantees” in the Notes to the Condensed Consolidated Financial Statements.

Credit Risk Management

Credit risk represents the risk that a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, management centrally reviews loan requests to help ensure the consistent application of the loan policy and standards. The Company has an internal loan review staff that operates independently of the affiliate banks. This review team performs periodic examinations of each bank’s loans for credit quality, documentation and loan administration. The respective regulatory authority of each affiliate bank also reviews loan portfolios.

The Company also helps ensure loan quality through diversification. By keeping its loan portfolio diversified, management believes the Company has avoided problems associated with undue concentrations of loans within particular industries. Management believes the Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.5 million at June 30, 2006, compared to June 30, 2005 and increased $3.2 million compared to December 31, 2005.

The Company had other real estate owned as of June 30, 2006 of $40,000 compared to $35,000 as of June 30, 2005 and none as of December 31, 2005. Loans past due more than 90 days totaled $4.8 million as of June 30, 2006, compared to $5.9 million as of June 30, 2005 and $4.8 million as of December 31, 2005.

As a percent of total loans outstanding, nonperforming assets plus loans 90 days or more past due have decreased from 0.41 percent at June 30, 2005 to 0.37 percent at June 30, 2006. At December 31, 2005, the ratio of nonperforming assets plus loans 90 days or more past due to total loans outstanding was 0.30 percent.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had no restructured loans at June 30, 2006 or December 31, 2005.

TABLE	10
LOAN	QUALITY (dollars in thousands)

	June 30,				December 31, 2005
	2006		2005
Nonaccrual loans	$8,606		$6,857		$5,439
Restructured loans	—		289		—

Total nonperforming loans	8,606		7,146		5,439
Other real estate owned	40		35		—

Total nonperforming assets	$8,646		$7,181		$5,439

Loans past due 90 days or more	$4,773		$5,945		$4,829
Allowance for Loan Losses	42,120		39,756		40,825

Ratios
Nonperforming loans as a percent of loans	0.24%		0.22%		0.16%
Nonperforming assets as a percent of loans plus other real estate owned	0.24		0.22		0.16
Nonperforming assets as a percent of total assets	0.11		0.10		0.07
Loans past due 90 days or more as a percent of loans	0.13		0.19		0.14
Allowance for loan losses as a percent of loans	1.17		1.24		1.21
Allowance for loan losses as a multiple of nonperforming loans	4.89	x	5.56	x	7.51	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. Management believes the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, management believes that public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $2.5 billion of high-quality available for sale securities. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2006 was $2.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and management expects them to be sufficient in the future. The Company’s subsidiary banks are subject to various rules regarding payment of dividends to the Company. For the most part, all banks can pay dividends at least equal to their current year’s earnings without seeking prior regulatory approval. From time to time, the Company has requested approvals to allow a subsidiary bank to pay a dividend in excess of its current earnings. All such requests have been approved by the Office of the Comptroller of the Currency.

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to: the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of recently imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the six months ended June 30, 2006.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 30, 2006	208	$35.06	208	691,886

May 1-May 31, 2006	—	—	—	2,000,000

June 1-June 30, 2006	176,538	32.96	176,538	1,823,462

On April 26, 2005, the Company announced a plan to repurchase up to one million shares of common stock. This plan terminated on April 26, 2006. On April 25, 2006 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 25, 2007. The Company has not made any repurchases other than through these plans. All shares purchased under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

On April 25, 2006, the Company announced an amendment to the Company’s Articles of Incorporation authorizing an increase in the Company’s authorized shares of common stock from 33 million shares to 80 million shares. The Board of Directors subsequently declared a two-for-one stock split of UMB Financial Corporation common stock. On May 30, 2006, 21,430,099 of shares were distributed to shareholders of record on May 16, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on April 25, 2006. Proxies for the meeting were solicited pursuant to Regulation 14 of the Exchange Act, and there was no solicitation in opposition to management’s nominees listed in the proxy statement. At the meeting the shareholders approved the following proposals:

1.	Approval of six Class III directors to serve until the annual meeting in 2009.

Directors Class III	For	Withheld
Michael J. Chesser	17,285,871	1,467,104
J. Mariner Kemper	17,106,878	1,467,104
John H. Mize, Jr.	17,164,783	1,467,104
Thomas D. Sanders	17,158,300	1,467,104
L. Joshua Sosland	17,282,798	1,467,104
Dr. Jon Wefald	17,292,726	1,467,104

Directors Who Will Continue In Office

Class II – Terms expiring in 2008

Theodore M. Armstrong

Greg M. Graves

Richard Harvey

Paul Uhlmann III

Class I – Terms expiring in 2007

David R. Bradley, Jr.

Peter J. deSilva

Terrence P. Dunn

Alexander C. Kemper

Kris A. Robbins

2.	Ratification of the Audit Committee’s retention of Deloitte & Touche LLP to serve as the Company’s independent auditors and to examine and audit the consolidated financial statements of the Company for the fiscal year 2006.

For	18,329,148
Against	187,511
Abstain	165,671

3.	Approval of the amendment to the Articles of Incorporation to increase the number of authorized shares of common stock, par value $1.00 per share from 33,000,000 to 80,000,000.

For	12,178,205
Against	6,419,677
Abstain	84,448

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, restated as of January 25, 2005 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Commission on March 14, 2005.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Employment offer letter between the Company and Clyde Wendel dated June 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 9, 2006.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Christopher G. Treece
Christopher G. Treece
Senior Vice President, Controller
(Authorized Officer and Chief Accounting Officer)

Date: August 8, 2006