Form 10-Q
period 2006-09-30
UMB FINANCIAL CORP
filed 2006-11-08
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, UMB Financial Corporation had 42,684,525 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
ASSETS
Loans	$3,797,999	$3,373,944
Allowance for loan losses	(43,538)	(40,825)

Net loans	3,754,461	3,333,119

Loans held for sale	17,658	19,460
Investment Securities:
Available for sale	2,636,811	3,323,198
Held to maturity (market value of $51,687 and $67,365, respectively)	51,606	67,037
Federal Reserve Bank stock and other	15,158	15,094
Trading securities	48,160	58,488

Total investment securities	2,751,735	3,463,817

Federal funds sold and securities purchased under agreements to resell	280,910	426,578
Cash and due from banks	408,094	599,580
Bank premises and equipment, net	241,290	236,038
Accrued income	56,300	51,848
Goodwill on purchased affiliates	96,017	59,727
Other intangibles	19,136	4,078
Other assets	47,156	53,544

Total assets	$7,672,757	$8,247,789

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,900,220	$2,051,922
Interest-bearing demand and savings	2,493,922	2,654,637
Time deposits under $100,000	797,068	713,249
Time deposits of $100,000 or more	344,716	501,014

Total deposits	5,535,926	5,920,822
Federal funds purchased and repurchase agreements	1,148,677	1,360,942
Short-term debt	22,644	35,091
Long-term debt	36,798	38,471
Accrued expenses and taxes	46,039	39,247
Other liabilities	27,834	19,753

Total liabilities	6,817,918	7,414,326

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; authorized 80,000,000 shares, 55,056,730 issued, 42,685,009 and 42,981,122 shares outstanding, respectively	55,057	27,528
Capital surplus	699,029	726,204
Retained earnings	370,184	342,675
Accumulated other comprehensive loss	(15,765)	(21,550)
Treasury stock, 12,371,721 and 12,075,608 shares, at cost, respectively	(253,666)	(241,394)

Total shareholders' equity	854,839	833,463

Total liabilities and shareholders' equity	$7,672,757	$8,247,789

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans	$62,157	$48,081	$172,931	$128,726
Securities:
Taxable interest	21,004	15,043	61,937	46,641
Tax-exempt interest	5,864	5,330	17,388	14,459

Total securities income	26,868	20,373	79,325	61,100
Federal funds and resell agreements	5,025	2,382	15,152	5,057
Trading securities and other	579	581	2,029	1,734

Total interest income	94,629	71,417	269,437	196,617

INTEREST EXPENSE
Deposits	25,942	14,233	69,533	34,480
Federal funds and repurchase agreements	13,443	7,833	37,686	20,409
Short-term debt	105	108	429	283
Long-term debt	311	518	1,206	1,309

Total interest expense	39,801	22,692	108,854	56,481

Net interest income	54,828	48,725	160,583	140,136
Provision for loan losses	1,500	1,454	7,734	2,954

Net interest income after provision for loan losses	53,328	47,271	152,849	137,182

NONINTEREST INCOME
Trust and securities processing	25,038	20,590	72,698	61,056
Trading and investment banking	4,757	3,897	13,437	13,166
Service charges on deposits	18,581	20,716	55,191	60,210
Insurance fees and commissions	1,056	837	3,149	2,580
Brokerage fees	1,508	1,515	4,626	4,575
Bankcard fees	9,945	8,592	28,750	24,705
Gain (loss) on sale of other assets, net	(188)	4,801	408	8,772
Gain on sale of employee benefit accounts	—	—	—	3,600
Gain (loss) on sales of securities available for sale, net	37	(190)	120	(223)
Other	3,669	3,978	11,553	12,526

Total noninterest income	64,403	64,736	189,932	190,967

NONINTEREST EXPENSE
Salaries and employee benefits	48,894	47,821	143,928	148,232
Occupancy, net	6,932	6,841	20,288	19,728
Equipment	12,623	11,115	36,086	32,843
Supplies and services	5,514	5,288	16,988	16,518
Marketing and business development	4,001	3,473	11,645	10,040
Processing fees	7,137	6,233	20,692	17,320
Legal and consulting	2,080	1,890	5,736	5,613
Bankcard	3,410	2,694	10,220	8,227
Amortization of other intangibles	365	185	868	557
Other	5,309	4,396	16,238	12,084

Total noninterest expense	96,265	89,936	282,689	271,162

Income before income taxes	21,466	22,071	60,092	56,987
Income tax provision	5,601	5,900	16,127	15,624

NET INCOME	$15,865	$16,171	$43,965	$41,363

PER SHARE DATA
Net income - basic	$0.37	$0.38	$1.03	$0.96
Net income - diluted	0.37	0.37	1.03	0.95
Dividends	0.13	0.11	0.39	0.33

Weighted average shares outstanding	42,531,525	43,026,608	42,675,173	43,158,277

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - January 1, 2005	$27,528	$726,595	$305,986	$(10,619)	$(230,308)	$819,182
Comprehensive income
Net income	—	—	41,363	—	—	41,363
Change in unrealized losses on securities	—	—	—	(7,954)	—	(7,954)

Total comprehensive income						33,409
Cash dividends ($0.33 per share)	—	—	(14,253)	—	—	(14,253)
Purchase of treasury stock	—	—	—	—	(8,506)	(8,506)
Issuance of stock awards	—	(1,239)	—	—	1,239	—
Recognition of equity based compensation		289	—	—	—	289
Sale of treasury stock	—	131	—	—	128	259
Exercise of stock options	—	121	—	—	445	566

Balance - September 30, 2005	$27,528	$725,897	$333,096	$(18,573)	$(237,002)	$830,946

Balance - January 1, 2006	$27,528	$726,204	$342,675	$(21,550)	$(241,394)	$833,463
Comprehensive income
Net income	—	—	43,965	—	—	43,965
Change in unrealized losses on securities	—	—	—	5,785	—	5,785

Total comprehensive income						49,750
Cash dividends ($0.39 per share)	—	—	(16,456)	—	—	(16,456)
Stock split two-for-one	27,529	(27,529)	—	—	—	—
Purchase of treasury stock	—	—	—	—	(13,813)	(13,813)
Issuance of stock awards	—	(938)	—	—	1,088	150
Recognition of equity based compensation	—	1,046	—	—		1,046
Sale of treasury stock	—	182	—	—	132	314
Exercise of stock options	—	64	—	—	321	385

Balance - September 30, 2006	$55,057	$699,029	$370,184	$(15,765)	$(253,666)	$854,839

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$43,965	$41,363
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,734	2,954
Depreciation and amortization	25,323	23,255
Deferred income tax (benefit) expense	(877)	1,167
Net decrease in trading securities and other earning assets	10,328	1,933
(Gains)/loss on sales of securities available for sale	(120)	224
Amortization of securities premiums, net of discount accretion	384	13,172
Net decrease in loans held for sale	1,802	3,702
Issuance of stock awards	150	—
Recognition of stock based compensation	1,046	289
Gains on sales of other assets, net	(408)	(8,772)
Changes in:
Accrued income	(2,890)	(9,707)
Accrued expenses and taxes	(528)	15,917
Other assets and liabilities, net	13,626	11,203

Net cash provided by operating activities	99,535	96,700

Investing Activities
Proceeds from maturities of securities held to maturity	52,570	68,961
Proceeds from sales of securities available for sale	103,741	15,006
Proceeds from maturities of securities available for sale	7,947,300	8,370,418
Purchases of securities held to maturity	(36,964)	(12,020)
Purchases of securities available for sale	(7,274,356)	(7,342,097)
Net increase in loans	(254,147)	(508,847)
Net decrease in fed funds and resell agreements	145,668	8,390
Net change in unsettled securities transactions	—	2,849
Purchases of bank premises and equipment	(30,960)	(28,091)
Net cash paid for acquisitions and branch sales	(41,929)	(95,400)
Proceeds from sales of bank premises and equipment	1,619	7,516

Net cash provided by investing activities	612,542	486,685

Financing Activities
Net decrease in demand and savings deposits	(514,604)	(348,363)
Net (decrease) increase in time deposits	(122,996)	67,798
Net decrease in fed funds/repurchase agreements	(222,446)	(378,889)
Net decrease in short-term debt	(12,447)	(20,935)
Proceeds from long-term debt	—	20,110
Repayment of long-term debt	(1,673)	(2,078)
Cash dividends	(16,283)	(14,274)
Proceeds from exercise of stock options and sales of treasury shares	699	825
Purchases of treasury stock	(13,813)	(8,506)

Net cash used in financing activities	(903,563)	(684,312)

Decrease in cash and due from banks	(191,486)	(100,927)
Cash and due from banks at beginning of period	599,580	497,427

Cash and due from banks at end of period	$408,094	$396,500

Supplemental Disclosures:
Income taxes paid	$18,930	$5,390
Total interest paid	107,949	53,636

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 223,389 and 229,107 shares issueable under options granted by the Company at September 30, 2006 and 2005, respectively. Diluted year-to-date income per share includes the diluted effect of 213,831 and 190,748 shares issueable upon the exercise of stock options granted by the Company at September 30, 2006 and 2005, respectively.

Options issued under employee benefit plans to purchase 243,811 shares of common stock were outstanding at September 30, 2006, but were not included in the computation of diluted EPS because the options were anti-dilutive.

Accounting for Stock-Based Compensation

Effective with the first quarter of 2006, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R) “Share Based Payment”. SFAS No. 123 (R) establishes accounting standards for all transactions in which the Company exchanges its equity instruments for goods and services. SFAS No. 123 (R) focuses primarily on accounting for transactions with employees, and carries forward, without change, prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123 (R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs generally is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The Company uses the Black – Scholes pricing model to determine the fair value of its options. The assumptions utilized in the model for stock based awards granted prior to the adoption of SFAS No. 123 (R) are provided in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The assumptions for stock based awards granted since the adoption of SFAS No. 123 (R) utilized in the model are shown in the table below.

2006
Black-Scholes pricing model:
Weighted average fair value of the granted options	$8.21
Weighted average risk-free interest rate	4.91%
Expected option life in years	6.25
Expected volatility	16.94%
Expected dividend yield	1.61%

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

The Company recognized $0.7 million in expense related to outstanding stock options and $0.6 million in expense related to outstanding restricted stock grants for the nine months ended September 30, 2006. The Company has $2.7 million of unrecognized compensation expense related to the outstanding options and $3.9 million of unrecognized compensation expense related to outstanding restricted stock grants at September 30, 2006.

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) to stock-based employee compensation in 2005.

(dollars in thousands)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$16,171	$41,363
Stock based compensation expense included in reported net income, net of tax	90	184
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	280	800

Pro forma net income	$15,981	$40,747

Earnings per share:
Basic-as reported	0.38	0.96
Basic-pro forma	0.37	0.94
Diluted-as reported	0.37	0.95
Diluted-pro forma	0.37	0.94

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Reclassification

Certain reclassifications were made to the 2005 Condensed Consolidated Financial Statements to conform to the current year presentation.

3. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board, (FASB) Statement No. 109 In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years after December 15, 2006. The Company is currently evaluating the potential impact of this interpretation on its consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The Statement permits fair value measurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1, 2007. The Company is currently evaluating the potential impact of this interpretation on its consolidated financial statements.

Fair Value Measurement In September, 2006 the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurement”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements, however, provides increased consistency in the application of various fair value measurements. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

4. Business Combination

The following acquisition, which is not considered to be a material business combination, was completed during the third quarter of 2006:

On September 15, 2006, UMB Financial Corporation completed the acquisition of Mountain States Bancorporation, Inc., a bank holding company headquartered in Denver, Colorado which had consolidated assets of $284.1 million at the time of the merger. Total cash consideration in this transaction amounted to $81.3 million. Mountain States Bancorporation, and its subsidiary, Mountain States Bank were merged with and into UMB Bank Colorado on September 15, 2006. Mountain States Bank operated from a single location in Denver, Colorado. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $35.3 million. The estimated identifiable intangible asset, subject to the completion of appraisals and valuation, to be amortized (core deposits) with an estimated weighted average life of 7.0 years amounted to $13.0 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

5. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005
Commercial, financial, and agricultural	$1,659,939	$1,497,496
Real estate construction	72,198	47,403
Consumer	999,183	987,770
Real Estate	1,060,893	835,207
Leases	5,786	6,068

Total loans	$3,797,999	$3,373,944

This table is an analysis of the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning allowance - July 1 and January 1	$42,120	$39,756	$40,825	$42,723
Allowance for banks and loans acquired	2,358	—	2,358	—
Additions (deductions):
Charge-offs	(3,595)	(2,032)	(9,946)	(7,687)
Recoveries	1,155	537	2,567	1,725

Net charge-offs	(2,440)	(1,495)	(7,379)	(5,962)

Provision charged to expense	1,500	1,454	7,734	2,954

Ending allowance - September 30	$43,538	$39,715	$43,538	$39,715

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the nine months ended September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005
Total impaired loans as of September 30 and December 31	$7,204	$6,650
Amount of impaired loans which have a related allowance	1,469	1,134
Amount of related allowance	799	502
Remaining impaired loans with no allowance	5,735	5,516
Average recorded investment in impaired loans during the period	6,781	7,690

6. Securities

Investment securities at fair value consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Available for sale
U.S. Treasuries	$494,539	$531,798
U.S. Agencies	550,962	1,256,227
State and political subdivisions	669,484	614,505
Mortgage backed	921,826	920,668

Total available for sale	2,636,811	3,323,198
Federal Reserve Bank stock and other	15,158	15,094
Trading securities	48,160	58,488

Total investments at fair value	$2,700,129	$3,396,780

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

7. Goodwill and other intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2006 and December 31, 2005 by operating segment are as follows (dollars in thousands):

	Consumer Services	Asset Management	Commercial Banking and Lending	Investment Services Group	Total
Balances as of January 1, 2005	$34,981	$10,479	$0	$13,655	$59,115
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—		843	843
Other changes to prior years’ acquisitions	(238)	—		7	(231)

Balances as of December 31, 2005	$34,743	$10,479	$0	$14,505	$59,727

Balances as of January 1, 2006	$34,743	$10,479	$0	$14,505	$59,727
Acquisition of Mountain States Bank	17,568	—	17,718	—	35,286
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—		1,004	1,004

Balances as of September 30, 2006	$52,311	$10,479	$17,718	$15,509	$96,017

Following are the intangible assets that continue to be subject to amortization as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,777	$—
Core deposit premium from acquisition of Mountain States Bank	13,000	77	12,923
Core deposit premium from branch deposits acquired during period	2,912	243	2,669

Total core deposit intangible Assets	32,689	17,097	15,592

Other intangible assets	7,200	3,669	3,531
Other intangible assets acquired during period	14	1	13

Total other intangible assets	7,214	3,670	3,544

Total intangible assets	$39,903	$20,767	$19,136

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

	As of December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,777	$—
Other intangible assets	7,200	3,122	4,078

Total	$23,977	$19,899	$4,078

Following is the aggregate amortization expense recognized in each period (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Aggregate amortization expense	$365	$185	$868	$557

Estimated amortization expense of intangible assets on future years (dollars in thousands):
For the year ending December 31, 2006		$1,621
For the year ending December 31, 2007		3,011
For the year ending December 31, 2008		3,008
For the year ending December 31, 2009		3,004
For the year ending December 31, 2010		3,004

8. Other Comprehensive Loss

The Company’s only component of other comprehensive loss for the three months and nine months ended September 30, 2006 and 2005 was the net unrealized gains and losses on available for sale securities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Change in unrealized holding gains (losses), net	$34,565	$(11,060)	$9,253	$(12,841)
Less: Reclassification adjustments for (gains) losses included in income	(37)	190	(120)	223

Net unrealized holding gains (losses)	34,528	(10,870)	9,133	(12,618)
Income tax expense (benefit)	(12,703)	4,008	(3,348)	4,664

Other comprehensive income (loss)	$21,825	$(6,862)	$5,785	$(7,954)

9. Commitments, Contingencies and Guarantees

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at September 30, 2006 and December 31, 2005 were $320.3 million and $200.2 million, respectively. As of September 30, 2006 and December 31, 2005, standby letters of credit totaling $57.7 million and $44.1 million, respectively were with related parties to the Company.

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

The Company’s use of futures contracts is limited to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $47.0 million and $45.2 million during the periods ended September 30, 2006 and December 31, 2005, respectively. Net futures activity resulted in gains of $0.3 million and $0.5 million for the nine months ended September 30, 2006 and 2005. Net futures activity resulted in losses of $0.6 million and gains of $0.4 million for the three months ended September 30, 2006 and 2005. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the nine months ended September 30, 2006, contracts to purchase and to sell foreign currency averaged approximately $17.4 million compared to $19.6 million at December 31, 2005. The net gains on these foreign exchange contracts for the nine months ended September 30, 2006 and 2005 were $1.2 million. The net gains on these foreign exchange contracts for the three months ended September 30, 2006 and 2005 were $0.4 million.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Illinois and Arizona. At September 30, 2006, the Company did not have any significant credit concentrations in any particular industry.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

Contract or Notional Amount (dollars in thousands):

	September 30, 2006	December 31, 2005
Commitments to extend credit for loans (excluding credit card loans)	$1,421,475	$1,271,717
Commitments to extend credit under credit card loans	908,407	940,290
Commercial letters of credit	11,072	13,311
Standby letters of credit	320,310	200,232
Futures contracts	26,145	50,700
Forward foreign exchange contracts	13,815	15,791
Spot foreign exchange contracts	2,815	1,302

10. Business Segment Reporting

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

Payment and Technology Solutions meets the treasury management, treasury services, health care services and security transfer needs of our commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services, wire transfer services and various card products and services. Securities Transfer services include dividend disbursing/reinvestment, employee stock purchase plans, proxy services, as well as acting as transfer agent.

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

Consumer Services delivers products and services through the Company’s bank branches, call center, internet banking and ATM network. These services are distributed over an eight state area, as well as through on-line and telephone banking. Consumer Services is a major provider of funds and assets for the Company. This segment offers a variety of consumer products, including deposit accounts, installment loans, credit cards, home equity lines of credit, residential mortgages, small business loans, and insurance services for individuals.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

Business Segment Information

Segment financial results were as follows (dollars in thousands):

	Three Months Ended September 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2006	2005	2006	2005
Net interest income	$14,110	$12,941	$14,078	$11,455
Provision for loan losses	975	945	—	—
Noninterest income	513	847	12,818	14,052
Noninterest expense	6,652	6,615	19,186	19,640

Income before income taxes	$6,996	$6,228	$7,710	$5,867

Average assets	$2,087	$1,969	$47	$45
Depreciation and amortization	538	354	1,729	1,449
Expenditures for additions to premises and equipment	464	320	1,518	2,875

	Banking Services		Consumer Services
	2006	2005	2006	2005
Net interest income	$683	$925	$23,711	$21,074
Provision for loan losses	—	—	525	509
Noninterest income	7,679	7,082	15,598	18,036
Noninterest expense	7,539	7,602	36,714	31,965

Income before income taxes	$823	$405	$2,070	$6,636

Average assets	$86	$81	$1,242	$1,171
Depreciation and amortization	388	315	4,237	3,793
Expenditures for additions to premises and equipment	296	463	10,055	4,862

	Asset Management		Investment Services Group
	2006	2005	2006	2005
Net interest income	$260	$37	$1,911	$2,314
Provision for loan losses	—	—	—	—
Noninterest income	18,314	16,475	10,345	9,516
Noninterest expense	15,423	13,556	10,198	10,186

Income before income taxes	$3,151	$2,956	$2,058	$1,644

Average assets	$14	$13	$26	$25
Depreciation and amortization	923	726	850	753
Expenditures for additions to premises and equipment	733	1,082	692	1,550

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

	Treasury and Other Adjustments		Total Consolidated Company
	2006	2005	2006	2005
Net interest income	$75	$(21)	$54,828	$48,725
Provision for loan losses	—	—	1,500	1,454
Noninterest income	(864)	(1,272)	64,403	64,736
Noninterest expense	553	372	96,265	89,936

Income/(loss) before income taxes	$(1,342)	$(1,665)	$21,466	$22,071

Average assets	$3,948	$3,723	$7,450	$7,027
Depreciation and amortization	282	364	8,947	7,754
Expenditures for additions to premises and equipment	456	130	14,214	11,282

	Nine Months Ended September 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2006	2005	2006	2005
Net interest income	$40,833	$37,224	$40,482	$32,406
Provision for loan losses	5,339	1,920	—	—
Noninterest income	1,531	1,546	37,301	41,003
Noninterest expense	19,196	20,834	55,168	56,077

Income before income taxes	$17,829	$16,016	$22,615	$17,332

Average assets	$2,020	$1,885	$52	$49
Depreciation and amortization	1,396	1,106	4,661	4,155
Expenditures for additions to premises and equipment	1,401	925	5,042	6,029

	Banking Services		Consumer Services
	2006	2005	2006	2005
Net interest income	$2,826	$3,010	$68,714	$60,237
Provision for loan losses	—	—	2,395	1,034
Noninterest income	22,151	22,825	47,059	49,607
Noninterest expense	22,338	23,771	111,087	101,307

Income before income taxes	$2,639	$2,064	$2,291	$7,503

Average assets	$78	$72	$1,195	$1,116
Depreciation and amortization	1,112	1,008	12,327	11,604
Expenditures for additions to premises and equipment	1,090	988	17,813	14,256

	Asset Management		Investment Services Group
	2006	2005	2006	2006
Net interest income	$274	$160	$7,382	$6,394
Provision for loan losses	—	—	—	—
Noninterest income	53,804	48,681	30,538	27,898
Noninterest expense	43,909	41,399	29,568	27,671

Income before income taxes	$10,169	$7,442	$8,352	$6,621

Average assets	$13	$12	$28	$26
Depreciation and amortization	2,544	2,232	2,398	2,083
Expenditures for additions to premises and equipment	2,365	2,615	2,346	2,875

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

	Treasury and Other Adjustments		Total Consolidated Company
	2006	2005	2006	2005
Net interest income	$72	$705	$160,583	$140,136
Provision for loan losses	—	—	7,734	2,954
Noninterest income	(2,452)	(593)	189,932	190,967
Noninterest expense	1,423	103	282,689	271,162

Income/(loss) before income taxes	$(3,803)	$9	$60,092	$56,987

Average assets	$4,143	$3,866	$7,529	$7,026
Depreciation and amortization	885	1,067	25,323	23,255
Expenditures for additions to premises and equipment	903	403	30,960	28,091

11. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $1,907,966 in March 2006 for the 2005 year and $1,905,580 in March 2005 for the 2004 year.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the “2002 Plan”), which provides incentive options to certain key employees to receive up to 2,000,000 common shares of the Company. All options that are issued under the 2002 plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005 under the 2002 plan cannot be exercised until at least four years 11 months after the date they are granted. Options issued in 2005 under the 2002 plan have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The Board Compensation Committee is empowered to issue such incentive options under an agreement that accelerates the exercise period for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. The plan terminates April 17, 2012. The table below discloses the activity during the nine months ended September 30, 2006 relating to the options granted in 2002 through 2005 under this plan.

	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Stock Options Under the 2002 Plan
Outstanding - December 31, 2005	569,160	$19.06 to $33.00	$26.98
Canceled	(44,792)	19.06 to 33.00	26.13

Outstanding – September 30, 2006	524,368	19.06 to 33.00	27.05

Exercisable - September 30, 2006	—	—	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the “1992 plan”), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. Of the options granted prior to 1998, 40 percent are exercisable two years from the date of the grant and are thereafter exercisable in 20 percent increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the case of a recipient holding more than 10 percent of the Company’s stock, five years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income because options were granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares at date of grant. No further options may be granted under the 1992 plan. The table below discloses the activity during the nine months ended September 30, 2006 relating to the options granted under this plan.

	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Stock Options Under the 1992 Plan
Outstanding – December 31, 2005	276,574	$15.09 to $21.85	$18.64
Canceled	(20,402)	15.21 to 21.79	18.93
Exercised	(22,894)	15.17 to 21.85	16.83

Outstanding - September 30, 2006	233,278	15.09 to 21.85	18.79

Exercisable - September 30, 2006	149,058	15.09 to 21.85	18.10

On May 4, 2004, the Company entered into an agreement with Peter J. deSilva, President and Chief Operating Officer of the Company to issue 8,000 shares of common stock of the Company. The shares vest 20 percent per year of employment through January 20, 2009. These restricted shares are automatically enrolled in the dividend reinvestment plan of the Company. Dividends paid on the restricted shares are used to purchase new shares which contain the same restriction. If Mr. deSilva terminates employment all non-vested shares are forfeited. The fair market value of the underlying stock on the grant date of May 4, 2004, was $25.52.

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

The service-based restricted stock grants contain a service requirement. The vesting requirement is 50 percent of the shares after three years of service, 75 percent after four years of service and 100 percent after five years of service. In 2005, the Company issued a total of 44,800 of service-based restricted stock grants to 28 officers at an average cost of $27.09 per grant. The shares will vest through April 28, 2010. In 2006, the Company issued a total of 43,633 of service-based restricted stock grants to 32 officers at an average cost of $34.67 per grant. The shares will vest through July 25, 2011.

The performance-based restricted stock grants contain a service and a performance requirement. The performance requirement is based on a pre-determined performance requirement over a three year period. The service requirement portion is a three year cliff vesting. If the performance requirement is not met, the executives do not receive the shares. In 2005, the Company issued a total of 35,492 of performance-based restricted stock grants to 28 officers at an average cost of $27.10 per grant. In 2006, the Company issued a total of 36,444 of performance-based restricted stock grants to 32 officers at an average cost of $34.82 per grant.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The dividends on service and performance-based restricted stock grants are treated as two separate transactions. First, cash dividends are paid on the restricted stock. Those cash dividends are then paid to purchase additional shares of restricted stock. The dividends paid on the stock are recorded as a reduction to retained earnings (similar to all dividend transactions).

In 2005, the Company issued 134,540 shares of non-qualified stock options to 28 officers. The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years. The options will expire April 28, 2015. In 2006, the Company issued 102,865 shares of non-qualified stock options to 32 officers. The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years. The options will expire through July 25, 2016. The table below discloses the activity during the nine months ended September 30, 2006 relating to the options granted under this plan.

	Number of Shares	Option Price Per Share	Weighted Average Price Per Share
Stock Options Under the LTIP
Outstanding - December 31, 2005	130,572	$27.09 to $28.78	$27.10
Granted	102,865	34.12 34.84	34.81
Canceled	(10,970)	27.06 34.84	29.68

Outstanding - September 30, 2006	222,467	27.06 to 34.84	30.53

Exercisable - September 30, 2006	—	—	—

The table below shows the stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/06	Weighted Average Exercise Price
$ 15.09 To $ 15.21	7,698	1 year	$15.16	7,698	$15.16
21.67 To 21.85	22,436	2 years	21.80	22,436	21.80
19.37 To 19.48	32,656	3 years	19.43	32,656	19.43
17.29 To 17.63	39,442	4 years	17.44	39,442	17.44
16.30 To 16.46	46,826	5 years	16.44	46,826	16.44
20.01 To 20.01	84,220	6 years	20.01	—	—
19.06 To 19.06	100,150	7 years	19.06	—	—
24.33 To 24.33	119,040	8 years	24.33	—	—
25.53 To 28.93	160,540	9 years	28.84	—	—
27.06 To 34.84	367,105	10 years	31.45	—	—

	980,113			149,058

The Company recognized $0.7 million in expense related to outstanding stock options and $0.6 million in expense related to outstanding restricted stock grants for the nine months ended September 30, 2006. The Company has $2.7 million of unrecognized compensation expense related to the outstanding options and $3.9 million of unrecognized compensation expense related to outstanding restricted stock grants at September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for both the three month and nine month periods ended September 30, 2006. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this report contains forward-looking statements of expected future developments within the meaning of and pursuant to the safe harbor provisions established by Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company, including, without limitation:

•	Statements that are not historical in nature; and

•	Statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar words or expressions.

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	changes in the interest rate environment;

•	general economic and political conditions, either nationally, internationally or in the Company’s markets, may be less favorable than expected;

•	competitive pressures among financial services companies may increase significantly;

•	changes in the securities markets which could affect inflows into the UMB Scout Funds and fee-based income related to assets under management;

•	changes in operations;

•	the ability to successfully and timely integrate acquisitions into existing charters;

•	changes in technology may be more difficult or expensive than anticipated;

•	legislative or regulatory changes may adversely affect the Company’s business;

•	changes in the ability of customers to repay loans;

•	changes in loan demand may adversely affect liquidity needs;

•	changes in employee costs;

•	changes in accounting rules.

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

Overview

The Company continues to focus on the following five strategies which management believes will improve net income and strengthen the balance sheet.

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. In the third quarter of 2006, progress on this strategy was illustrated through an increase in net interest income of 12.5 percent from the third quarter of 2005. This was accomplished through both earning asset growth, as well as an overall increase in net interest margin. Average earning assets increased by $402.2 million, or 6.4 percent, from the third quarter of 2005. Most of this earning asset growth was through average loan growth of $364.3 million. Net interest margin, on a tax-equivalent basis, increased by 17 basis points from the third quarter of 2005. This increase in net interest margin was accomplished through an improved earning asset mix, higher yields on the investment portfolio and by maintaining a significant base of noninterest bearing deposits.

The second strategy is to grow the Company’s fee-based businesses. The average loan to deposit ratio of the Company’s subsidiary banks has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. In the third quarter of 2006, noninterest income represented 54 percent of total income. In particular, the Company is emphasizing its credit card, health care services and treasury management businesses. Within its treasury management business, the Company continues to focus on helping customers transition from paper payment to electronic payment options by providing new products and services, such as paycard and remote deposit capture. Additionally, the Company rolled out UMB Web ExchangeSM in 2006. UMB Web ExchangeSM is an upgraded treasury management platform. Management believes this will enhance information reporting and transaction initiation via the Internet, which improves control of service through online self-administration and strengthens system security. The Company continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers and third-party administrators.

The third strategy is a focus on the retail distribution network. At the end of the third quarter of 2006, the Company had 141 branches. During the third quarter, a significant new branch was added in Denver, Colorado, as a result of the acquisition of Mountain States Bancorporation, and its subsidiary, Mountain States Bank. Mountain States Bank was a single-location bank operating in downtown Denver. At the end of September 2006, the deposits from this location were $227 million, thirty percent of which were demand deposits. Elsewhere in our footprint, the number of primary retail customers grew by 3.3 percent in the third quarter of 2006 compared to the same period in 2005. The small business division is also an integral part of the retail distribution strategy. In the third quarter of 2006, this division had 92 percent deposit growth and 77 percent account growth over the third quarter of 2005.

The fourth strategy is to expand the asset management business of the Company. In particular, the focus is on growing the UMB Scout Funds (which are managed by a subsidiary of the Company) and migrate to an investment advisory model. The Company has benefited from a $1.5 billion increase in assets under management in the UMB Scout Funds from September 30, 2005 to September 30, 2006. Total assets under management from the UMB Scout Funds were $4.7 billion at September 30, 2006. In the third quarter of 2006, the Company hired a new fund manager to start the UMB Scout Mid-Cap Fund. It is expected that this fund will be launched in the fourth quarter of 2006. In addition to the UMB Scout Funds, approximately $140 million of assets under management were added to the non-mutual fund portion of the asset management business in the third quarter of 2006. At the end of the third quarter, total assets under management from this business were $9.6 billion (including $4.7 billion from the UMB Scout Funds), a 21.4 percent increase from the third quarter of 2005. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income as discussed in the Strategic Lines of Business section below.

The fifth strategy is a focus on capital. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company repurchased 40,739 shares of common stock at an average price of $33.27 per share during the third quarter. At the end of the third quarter of 2006, the Company had a total risk-based capital ratio of 15.22 percent, which is substantially higher than the ten percent regulatory minimum to be considered well-capitalized.

The Company encounters competition from other banks in its markets as well as other competitors such as non-bank financial institutions, brokers, insurance companies and investment advisory firms. The Company faces intense local, regional and national competition for retail customers and competes nationally with respect to its trust and asset management businesses. This competition continues to have the impact of compressing margins and income from the Company’s fee based businesses. As this competition is anticipated to continue, management plans to better enable the Company’s employees to respond to this competition through the use of improved technology. In particular, during 2006, the Company added a new customer relationship management platform, an upgraded corporate treasury management software package, an enterprise risk-management tool, as well as imaging and network improvements.

Earnings Summary

The Company recorded consolidated net income of $15.9 million for the three months ended September 30, 2006 compared to $16.2 million for the same period a year earlier. This represents a 1.9 percent decrease over the three month period ended September 30, 2005. This decrease was driven primarily from net gains of $4.8 million from the sales and closures of banking facilities recorded in 2005. Net interest income increased for the third quarter of 2006 as compared to 2005, but was offset by an increase in noninterest expense. Basic earnings per share for the third quarter 2006 were $0.37 per share ($0.37 per share fully-diluted) compared to $0.38 per share ($0.37 per share fully-diluted) for the third quarter 2005. Return on average assets was 0.84 percent for the three months ended September 30, 2006, as compared to 0.91 percent for the same period in 2005. Return on average equity for the third quarter of 2006 and 2005 was 7.44 and 7.71 percent, respectively.

The Company recorded consolidated net income of $44.0 million for the nine months ended September 30, 2006, as compared to $41.4 million for the same period a year earlier. This represents a 6.3 percent increase over the nine-month period ended September 30, 2005, primarily because of increases in net interest income due to higher rates and volumes offset by higher non-interest expense. Basic earnings per share for the nine months ended September 30, 2006 were $1.03 per share ($1.03 per share fully-diluted) compared to $0.96 per share ($0.95 per share fully-diluted) for the same period in 2005. Return on average assets for the nine-month periods ended September 30, 2006 and 2005, was 0.78 percent and 0.79 percent, respectively. Return on average equity for the nine months ended September 30, 2006 and 2005, was 7.01 percent and 6.68 percent, respectively.

Net interest income for the third quarter of 2006 increased by $6.1 million, or 12.5 percent, from the third quarter 2005. Net interest income for the year-to-date September 30, 2006 increased by $20.4 million, or 14.6 percent, from the same period in 2005. The increase is a result of higher earning assets, including a more favorable asset mix as well as a higher net interest margin. Average earning assets increased by $402.2 million, or 6.4 percent, for the third quarter of 2006 as compared to the same quarter in 2005. Average loans comprise 54.4 percent of the Company’s earning asset base, as compared to 52.1 percent for the same quarter a year ago. Further, net interest margin on a tax-equivalent basis increased to 3.43 percent for the three months ended September 30, 2006, as compared to 3.26 percent for the same period in 2005. Although net interest spread decreased by 11 basis points due to liabilities repricing more quickly than assets, net interest margin increased by 17 basis points as a result of the contribution from noninterest-bearing demand deposits.

Provision for loan losses was flat in the third quarter of 2006 and increased by $4.8 million for the year-to-date September 30, 2006, as compared to the same period in 2005. The increase was a result of a larger adjustment in 2006 than in 2005 with respect to maintaining the allowance for loan losses at a level consistent with management’s estimate of inherent losses within the loan portfolio. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2005 Annual Report on Form 10-K.

Noninterest income decreased by $0.3 million, or 0.5 percent in the third quarter of 2006 compared to the same quarter in 2005. This decrease is primarily attributable to $4.8 million in net gains recognized in the third quarter of 2005 related to the sale and closure of banking facilities. Additionally, there was an overall decrease in service charges on deposits of $2.1 million, or 10.3 percent, for the third quarter of 2006 as compared to the third quarter of 2005. Service charges on deposits decreased due to higher earnings credits paid on compensating balances due to higher interest rates, as well as decreases in volume related to corporate customers. These decreases were mostly offset by increases in other fee-based income including trust and securities processing income and bankcard income. The increase in trust and securities processing income is primarily a result of an increase in assets under management from the UMB Scout Funds (which are managed by a subsidiary of the Company). Total assets under management from the UMB Scout Funds was $4.7 billion at September 30, 2006 as compared to $3.2 billion at September 30, 2005. Bankcard noninterest income increased due to higher interchange fee income, which management believes is the result of Company initiatives to encourage increased customer usage.

Noninterest income decreased by $1.0 million, or 0.5 percent, for the nine months ended September 30, 2006, as compared to the same period in 2005 due to several factors. In 2005, the Company recognized a $3.6 million gain on the sale of employee benefit accounts to Marshall & Ilsley Trust Company, n.a., as well as $8.8 million in net gains from the sales and closures of banking facilities. Additionally, there is a $5.0 million, or 8.3 percent, decrease in deposit service charge income in 2006 compared to 2005. These decreases were mostly offset by increases in trust and securities processing income and bankcard income for the first nine months of 2006, as compared to the same period in 2005.

Noninterest expense increased $6.3 million, or 7.0 percent, for the three months ended September 30, 2006 compared to the same period in 2005. The increase was primarily a result of increases in salaries and employee benefits expense, equipment expense, marketing and business development expense, processing fees, bankcard expense and other expense. The increases in noninterest expense for the third quarter of 2006 as compared to the same quarter in 2005 are mostly attributable to the following items for the respective categories. Higher incentive based compensation was the primary cause for the increase in salaries and employee benefits expense. Equipment expense increased mostly due to increased depreciation and amortization expense on computer equipment and software. In particular, new online products were introduced in 2006 including Web ExchangeSM, an online banking service for businesses; ClientLink, a customer relationship management software tool; and an improved umb.com website. Processing fees increased primarily due to shareholder servicing and other administrative fees paid to investment advisors which correlate with the increase in net assets under management in the Scout Funds. Other increases in processing fees were attributable to higher network fees for ATMs and higher fees paid to third party electronic processors. Bankcard expenses are higher mostly due to an enhanced consumer rebate program implemented in the late third quarter of 2005 to encourage usage of the consumer bankcard product. Other expense was higher mostly due to an increase in operational losses.

Noninterest expense increased $11.5 million, or 4.3 percent, for the year-to-date September 30, 2006 compared to the same period in 2005. Salary expense was $4.3 million, or 2.9 percent, lower for the nine months ended September 30, 2006 as compared to the same period in 2005. This decrease was primarily a result of $4.4 million in charges during 2005 related to a voluntary separation plan. Equipment expense increased by $3.2 million, or 9.9 percent, for the year-to-date 2006 as compared to 2005 mostly due to increased depreciation and amortization expense on software and related computer equipment. Marketing expense was $1.6 million higher, or 16.0 percent, for the nine months ended September 30, 2006 as compared to the same period in 2005. The $1.6 million increase is mostly attributable to an increase in business development related expenses in 2006 as compared to 2005, as well as higher overall marketing expenses. Bankcard expense was greater by $2.0 million, or 24.2 percent, for the nine months ended September 30, 2006 as compared to the prior year. This increase was mostly due to higher rebate programs designed to encourage increased usage of the card products. Other expense increased by $4.2 million, or 34.4 percent, for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was mostly due to increases in operational charge-offs, of which the two largest items were $0.5 million and $0.2 million, respectively. Other increases in this category included higher directors’ fees and bank examination fees.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The increase in volume of earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, resulted in increased net interest income for the Company. For the third quarter of 2006, net interest income increased $6.1 million, or 12.5 percent, over the same quarter in 2005. For the year-to-date period ended September 30, 2006 net interest income increased $20.4 million, or 14.6 percent over the same period in 2005.

Table 1 shows the impact of earning asset rate increases compared to increases in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread decreased by 11 basis points in the third quarter of 2006 as compared to 2005, yet overall net interest margin increased by 17 basis points primarily due to the contribution from noninterest bearing demand deposits (free funds). Average noninterest bearing demand deposits were 33.0 percent of average total deposits for the quarter ended September 30, 2006, as compared to 36.7 percent for the same quarter in 2005. For impact of the contribution from free funds, see the Analysis of Net Interest Margin in Table 2 below. Table 2 also illustrates that the increase in net interest income is a result of both volume and rate increases for both the quarter ended and nine months ended September 30, 2006.

Management believes that the overall outlook in its net interest income is positive. Management continues its strategic initiative to emphasize commercial and consumer loan growth to increase its earning asset base. Home equity loans, credit cards and small business loans are the focus in the consumer loan area. Through marketing and sales efforts, home equity loans grew by 34.8 percent from September 30, 2005 to September 30, 2006 and credit card balances increased by 9.8 percent over the same time period. Commercial loan balances increased by 9.3 percent from September 30, 2005 to September 30, 2006. Management believes this growth is a result of a continued sales focus in this area. As loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio, the higher mix of loans to total earning assets should have a favorable impact on net interest income.

Management also believes that its high percentage of non-interest bearing deposits will continue to have a favorable impact if rates remain at current levels. Non-interest bearing deposits comprise 33.0 percent of total deposits at September 30, 2006. In the recent rising rate environment, the costs of liabilities increased more rapidly than asset yields. If interest rates stabilize as predicted by the Blue Chip Economic Indicators, management believes that the lag between liability costs and asset yields should not continue. This would increase the net interest spread as assets will continue to reprice over a longer period. Given the term of the Company’s earning assets, a sustained higher rate environment has historically had a positive impact on the Company’s net interest income and management expects that this will occur in the future.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average interest-earning assets and resulting yields, as well as the average interest-bearing liabilities and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.37 percent for the year-to-date September 30, 2006, and 4.23 percent for the same period in 2005. The average yield on earnings assets, without the tax equivalent basis adjustment, would have been 5.64 percent for the three-month period ended September 30, 2006 and 4.53 percent for the same period in 2005.

	Nine Months Ended September 30,
	2006		2005
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,513,171	6.59%	$3,063,563	5.63%
Securities:
Taxable	2,051,522	4.04	2,259,293	2.76
Tax-exempt	675,102	5.01	619,921	4.65

Total securities	2,726,624	4.28	2,879,214	3.17
Federal funds and resell agreements	409,080	4.95	213,957	3.16
Other earning assets	57,910	4.81	61,529	3.86

Total earning assets	6,706,785	5.53	6,218,263	4.39
Allowance for loan losses	(41,524)		(40,621)
Other assets	863,284		848,275

Total assets	$7,528,545		$7,025,917

Liabilities and Shareholders' Equity
Interest-bearing deposits	$3,612,891	2.57%	$3,182,195	1.45%
Federal funds and repurchase agreements	1,122,993	4.49	1,040,823	2.62
Borrowed funds	50,549	4.32	47,991	4.44

Total interest-bearing liabilities	4,786,433	3.04	4,271,009	1.77
Noninterest-bearing demand deposits	1,851,588		1,886,366
Other liabilities	52,041		40,511
Shareholders' equity	838,483		828,031

Total liabilities and shareholders' equity	$7,528,545		$7,025,917

Net interest spread		2.49%		2.62%
Net interest margin		3.36		3.17

	Three Months Ended September 30,
	2006		2005
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,621,883	6.81%	$3,257,584	5.86%
Securities:
Taxable	1,930,684	4.32	2,020,836	2.95
Tax-exempt	686,237	4.95	661,749	4.75

Total securities	2,616,921	4.48	2,682,585	3.40
Federal funds and resell agreements	372,198	5.36	259,151	3.65
Other earning assets	48,525	4.78	57,975	4.06

Total earning assets	6,659,527	5.80	6,257,295	4.70
Allowance for loan losses	(42,863)		(39,991)
Other assets	833,500		809,211

Total assets	$7,450,164		$7,026,515

Liabilities and Shareholders' Equity
Interest-bearing deposits	$3,625,766	2.84%	$3,225,571	1.75%
Federal funds and repurchase agreements	1,091,492	4.89	994,099	3.13
Borrowed funds	45,706	3.61	52,320	4.75

Total interest-bearing liabilities	4,762,964	3.32	4,271,990	2.11
Noninterest-bearing demand deposits	1,784,278		1,873,330
Other liabilities	57,270		49,573
Shareholders' equity	845,652		831,622

Total liabilities and shareholders' equity	$7,450,164		$7,026,515

Net interest spread		2.48%		2.59%
Net interest margin		3.43		3.26

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest free funds (total earning assets less interest-bearing liabilities) decreased $88.7 million, or 4.5 percent, for the three month period ended September 30, 2006 compared to the same period in 2005 and decreased $26.9 million, or 1.4 percent, for the nine-month period ended September 30, 2006 compared to the same period in 2005.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2006 vs 2005			Nine Months Ended September 30, 2006 vs 2005
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$6,261	$7,815	$14,076	$22,167	$22,038	$44,205
Securities:
Taxable	(981)	6,942	5,961	(6,273)	21,569	15,296
Tax-exempt	257	277	534	1,608	1,321	2,929
Federal funds sold and resell agreements	1,526	1,117	2,643	7,227	2,868	10,095
Other	(111)	109	(2)	(53)	348	295

Interest income	6,952	16,260	23,212	24,676	48,144	72,820
Change in interest incurred on:
Interest-bearing deposits	2,863	8,846	11,709	8,289	26,764	35,053
Federal funds purchased and repurchase agreements	1,200	4,410	5,610	—	17,277	17,277
Other borrowed funds	(60)	(150)	(210)	83	(40)	43

Interest expense	4,003	13,106	17,109	8,372	44,001	52,373

Net interest income	$2,949	$3,154	$6,103	$16,304	$4,143	$20,447

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Average earning assets	$6,659,527	$6,257,295	$402,232	$6,706,785	$6,218,263	$488,522
Interest-bearing liabilities	4,762,964	4,271,990	490,974	4,786,433	4,271,009	515,424

Interest free funds	$1,896,563	$1,985,305	$(88,742)	$1,920,352	$1,947,254	$(26,902)

Free funds ratio (free funds to earning assets)	28.48%	31.73%	(3.25)%	28.63%	31.32%	(2.69	) %
Tax-equivalent yield on earning assets	5.80%	4.70%	1.10%	5.53%	4.39%	1.14%
Cost of interest-bearing liabilities	3.32	2.11	1.21	3.04	1.77	1.27

Net interest spread	2.48%	2.59%	(0.11)%	2.49%	2.62%	(0.13	) %
Benefit of interest free funds	0.95	0.67	0.28	0.87	0.55	0.32

Net interest margin	3.43%	3.26%	0.17%	3.36%	3.17%	0.19%

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

The Company recorded a provision for loan losses of $1.5 million for the third quarter 2006, which is the same amount as it was in the third quarter of 2005. Also, the Company recorded a provision for loan losses of $7.7 million for the nine month period ended September 30, 2006 compared to $3.0 million for the same period in 2005. At September 30, 2006, the ALL was 1.15 percent of total loans not held for sale as compared to 1.19 percent of total loans not held for sale as of September 30, 2005.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2006 and 2005, as well as for the year ended December 31, 2005. Also please see “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (dollars in thousands)

Nine Months Ended September 30,	Year Ended December 31, 2005
2006	2005
Allowance-January 1	$40,825	$42,723	$42,723
Provision for loan losses	7,734	2,954	5,775
Allowance of banks and loans acquired	2,358
Charge-offs:
Commercial	(4,970)	(2,206)	(2,261)
Consumer:
Bankcard	(3,194)	(4,162)	(5,925)
Other	(1,782)	(1,316)	(1,918)
Real estate	—	(3)	(3)
Agricultural	—	—	—

Total charge-offs	(9,946)	(7,687)	(10,107)
Recoveries:
Commercial	586	239	443
Consumer:
Bankcard	813	764	1,008
Other	1,167	721	981
Real estate	1	1	2
Agricultural	—	—	—

Total recoveries	2,567	1,725	2,434

Net charge-offs	(7,379)	(5,962)	(7,673)

Allowance-end of period	$43,538	$39,715	$40,825

Average loans, net of unearned interest	$3,494,828	$3,041,930	$3,109,774
Loans at end of period, net of unearned interest	3,797,999	3,347,820	3,373,944
Allowance to loans at end of period	1.15%	1.19%	1.21%
Allowance as a multiple of net charge-offs	4.41	x	4.98	x	5.32	x
Net charge-offs to:
Provision for loan losses	95.41%	201.83%	132.87%
Average loans	0.28	0.26	0.25

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Fee-based, or noninterest income, comprised 54.0 percent of total income for the third quarter of 2006 as compared to 57.1 percent for the third quarter of 2005. The decrease in the mix of fee-based income to total income is primarily attributable to $4.8 million of net gains on the sales and closures of banking facilities reported in the third quarter of 2005 as compared to a $0.4 million net loss in the third quarter of 2006.

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

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Trust and securities processing	$25,038	$20,590	$72,698	$61,056
Trading and investment banking	4,757	3,897	13,437	13,166
Service charges on deposits	18,581	20,716	55,191	60,210
Insurance fees and commissions	1,056	837	3,149	2,580
Brokerage fees	1,508	1,515	4,626	4,575
Bankcard fees	9,945	8,592	28,750	24,705
(Loss)/gain on sale of other assets, net	(188)	4,801	408	8,772
Gains on sale of employee benefit accounts	—	—	—	3,600
Gain/(loss) on sales of securities available for sale, net	37	(190)	120	(223)
Other	3,669	3,978	11,553	12,526

Total noninterest income	$64,403	$64,736	$189,932	$190,967

Quarter-To-Date

Noninterest income (summarized in Table 4) decreased $0.3 million or 0.5 percent for the third quarter 2006 compared to the same period in 2005, primarily because of net gains on the sales and closures of banking facilities reported in 2005. Additionally, there was a decrease in service charges on deposits. These decreases in noninterest income were mostly offset by increases in other fee-based income, particularly, trust and securities processing income and bankcard fees.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. These fees increased $4.4 million, or 21.6 percent, in the third quarter of 2006 compared to the third quarter of 2005. The increase is primarily attributable to higher investment advisor fee income of $2.7 million, or 61.9 percent, related to the UMB Scout Funds (which are managed by a subsidiary of the Company). Other increases resulted from higher custody fees and fund administration fees from mutual fund clients. These fees are higher as a result of new client growth in the investment services group segment. Trust and securities processing fees largely depend on assets under management in the UMB Scout Funds and the mutual fund clients that are serviced. Although the amount of the increases in inflows into the UMB Scout Funds has slowed down in the past two quarters, management continues to believe that the overall quality and performance of both its investment management and UMB Scout Funds will continue to attract both increased and new investable dollars to its assets under management. Management believes that the magnitude of these increases are subject to changes in the equity markets, the public’s confidence in mutual funds as an investment vehicle for retail and institutional investors and individual fund performance.

Trading and investment banking income consists mostly of fees earned from the sale of bonds to the Company’s correspondent bank and non-financial institution client base. Fees from such activity increased by $0.9 million, or 22.1 percent, for the third quarter of 2006 as compared to the third quarter of 2005. This increase in income is a result of greater demand for fixed income agency and municipal securities, primarily from the non-financial institution base. Furthermore, income from municipal bond underwritings also increased during the third quarter of 2006 as compared to the same quarter in 2005. Demand for fixed income bonds is highly dependent on the overall interest rate environment, as well as overall loan demand of the Company’s correspondent bank client base.

Service charges on deposit accounts decreased $2.1 million, or 10.3 percent, for the three months ended September 30, 2006 compared to the same period in 2005. This decrease was primarily attributable to decreases of service charge income from corporate customers, including mutual funds and correspondent banks. One of the primary reasons for the decrease in service charge income on these accounts is a higher earnings credit rate on compensating balances paid to corporate customers. The Company has implemented a tiered earnings credit structure which favors higher compensating balances and is intended to reduce the overall earnings credit in a flat rate environment. Further, there was a decline in the number of corporate clients, which management has addressed by implementing UMB Web ExchangeSM, an on-line treasury management tool for corporate customers. Management has also provided increased product training and enhanced incentives to its sales personnel, which is intended to increase deposit service charge income.

Bankcard fees increased $1.4 million, or 15.8 percent, for the third quarter of 2006 compared to 2005. This increase is primarily a result of higher interchange fee income due to a higher number of cards outstanding and an increase in the average volume. In the late part of the third quarter of 2005, management implemented a new card rebate program to encourage increased card usage by consumer card holders. In the third quarter of 2006, this program was extended to small business customers with the intent of further encouraging card usage.

Other gains, net was a net loss of $0.2 million, as compared to a net gain of $4.8 million for the third quarter of 2005. In the third quarter of 2005, the Company sold eight banking facilities and closed one resulting in a net gain of $4.8 million.

Year-To-Date

Noninterest income (summarized in Table 4) decreased by $1.0 million, or 0.5 percent, for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease in 2006 is attributable to net gains from the sale of branches and earnings payout from the sale of employee benefit accounts that were recognized in the prior year, as well as lower service charge income. These decreases in noninterest income were mostly offset by higher trust and securities processing fees and bankcard fees.

Trust and securities processing fees increased $11.6 million, or 19.1 percent, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase is primarily a result of higher fund administration and processing fees of $4.9 million and additional fee income related to the UMB Scout Funds of $6.9 million.

Service charges on deposit accounts decreased by $5.0 million, or 8.3 percent, for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease in service charge income was primarily a result of higher earnings credits on compensating balances maintained by corporate customers. The recent interest rate increases have had a negative impact on fees within this business sector, but management anticipates that the implementation of the tiered earnings credits will mitigate this negative impact.

The Company’s net gain on sale of other assets is $0.4 million for the year. This represents a significant decrease from 2005. In 2005, the Company recorded $8.8 million in net gains primarily from the sale of eight banking facilities in the third quarter of 2005, as well as the sale of a banking facility in downtown Kansas City and a parcel of land next to another Kansas City branch.

There were no gains on sale of employee benefit accounts in 2006. The final earnout payment was received in the first quarter of 2005. Under the terms of the contract for the sale of the employee benefit accounts, the Company’s final earnout payment was based upon gross revenues received by those employee benefit accounts retained by Marshall & Ilsley from February 2004 to February 2005.

Other noninterest income decreased by $1.0 million, or 7.8 percent, for the nine months ended September 30, 2006 as compared to the same period in 2005. This decrease is a result of a few small items of miscellaneous income being down in 2006 as compared to 2005. Specifically, there was a decrease of $0.3 million in consulting fee income from UMB Consulting, Inc. (a subsidiary of the Company), a $0.3 million decrease in fees from on-line bill pay as the Company moved to free on-line bill pay products and a $0.4 million decrease from the sale of a Pulse/Discover membership in 2005.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salaries and employee benefits	$48,894	$47,821	$143,928	$148,232
Occupancy, net	6,932	6,841	20,288	19,728
Equipment	12,623	11,115	36,086	32,843
Supplies and supplies	5,514	5,288	16,988	16,518
Marketing and business development	4,001	3,473	11,645	10,040
Processing fees	7,137	6,233	20,692	17,320
Legal and consulting	2,080	1,890	5,736	5,613
Bankcard	3,410	2,694	10,220	8,227
Amortization of other intangibles	365	185	868	557
Other	5,309	4,396	16,238	12,084

Total noninterest expense	$96,265	$89,936	$282,689	$271,162

Quarter-To-Date

Noninterest expense (summarized in table 5) increased $6.3 million, or 7.0 percent, for the three months ended September 30, 2006 compared to the same period in 2005, primarily as a result of increases in several categories including salaries and employee benefits, equipment, marketing and business development, processing fees, bankcard expense and other expense.

Salaries and employee benefit expense increased by $1.1 million, or 2.2 percent, for the third quarter of 2006 as compared to the same quarter in 2005. This increase is primarily a result of increases in commissions and bonus expense, as well as smaller increases in equity based compensation. Commissions and bonuses increased by approximately $0.6 million, as a result of higher incentives paid on the production of fee-based income. The equity based compensation increased as a result of additional restricted stock and non-qualified stock option grants in early 2006 and stock options previously granted that are now being expensed under SFAS No. 123 (R).

Equipment expense consists of depreciation and amortization on equipment and software, as well as maintenance and other equipment charges. Equipment expense increased by $1.5 million, or 13.6 percent, for the quarter ended September 30, 2006, as compared to the same quarter in 2005. Equipment expense increased primarily as a result of $1.2 million of increases in depreciation and amortization expense on computer equipment and software, as well as $0.6 million of related maintenance on hardware and software. In 2006, the Company added UMB Web ExchangeSM, an online banking service for businesses, and Client View, a customer relationship management software tool. The Company also upgraded its umb.com website. Management anticipates that equipment expense will continue to increase throughout 2006 as depreciation, amortization and related maintenance on these recently placed-in-service software projects are recognized. The increases in computer-related equipment costs were offset by overall decreases in deprecation expense related to non-computer related equipment.

Marketing and business development expense increased by $0.5 million, or 15.2 percent, for the three months ended September 30, 2006 as compared to the same period in 2005. This increase is primarily a result of business development related sponsorships.

Processing fees increased by $0.9 million, or 14.5 percent, for the three months ended September 30, 2006, as compared to the same period in 2005. Processing fees increased primarily due to $0.7 million of shareholder servicing and other administrative fees paid to investment advisors which correlate with the increase in net assets under management in the UMB Scout Funds. Management believes the fees paid to investment advisors should continue to correlate with changes in the UMB Scout Fund assets under management. Other increases to processing fees include higher on-going network fees for ATMs due to the addition of ATMs in the second half of 2005, as well as higher fees paid to third-party processors due to increased activity.

Bankcard expense increased by $0.7 million, or 26.6 percent, for the third quarter of 2006 as compared to the same quarter in 2005. Bankcard expenses increased primarily due to increases in customer rebates. The Company implemented an improved consumer rebate program in the third quarter of 2005 to encourage usage of the consumer bankcard product. This program was expanded in the second quarter of 2006 to include small businesses. Management anticipates that this new program could continue to increase rebate expense in correlation with increased interchange fee income.

Other expense consists of several items which include insurance, charitable contributions, regulatory fees, other taxes, directors’ fees and other non-credit related operating losses net of recoveries. For the third quarter of 2006, other expense increased by $0.9 million, or 20.8 percent over the same quarter in 2005. This increase was primarily a result of a $1.0 million increase in miscellaneous operating losses.

Year-To-Date

Noninterest expense (summarized in table 5) increased $11.5 million, or 4.3 percent, for the year-to-date September 30, 2006 compared to the same period in 2005. The increase was due primarily to increases in equipment expense, marketing and business development expense, processing fees, bankcard expenses and other expense. These increases were partially offset by a decrease in salaries and benefits expense.

Salaries and employee benefits expenses decreased by $4.3 million, or 2.9 percent, for the year-to-date September 30, 2006 as compared to the same period in 2005. In January 2005, the Company offered a Voluntary Separation Plan to certain employees. In the first nine months of 2005, a charge of $4.4 million was taken related to the Voluntary Separation Plan. This plan was not offered in 2006.

Equipment expense increased by $3.2 million, or 9.9 percent, for the nine months ended September 30, 2006, as compared to the same period in 2005. This year-to-date increase is primarily attributable to a $2.0 million increase in depreciation and amortization on computer related equipment and software. Further, software maintenance increased by $0.8 million for the year-to-date September 30, 2006, as compared to the same period in 2005. These increases are primarily a result of large core software projects placed in service during 2006.

Marketing and business development expenses increased by approximately $1.6 million, or 16.0 percent, from 2005. This is primarily attributable to a $1.0 million increase in business development expenses in 2006 as compared to 2005. Additionally, there was a $0.5 million increase in marketing expense in 2006 as compared to 2005 primarily related to certain consumer deposit gathering and consumer loan campaigns.

Processing fee expenses increased by $3.4 million, or 19.5 percent for the nine months ended September 30, 2006, as compared to the same period in 2005. Processing fees increased primarily due to $2.0 million of shareholder servicing and other administrative fees paid to investment advisors which correlate with the increase in net assets under management in the Scout Funds. Other increases to processing fees include a $0.9 million increase in network fees for ATMs, as well as higher fees paid to third-party processors due to increased activity.

Bankcard expenses increased by $2.0 million, or 24.2 percent for the nine months ended September 30, 2006, as compared to the same period in 2005. Bankcard expenses increased primarily due to a $1.3 million increase in customer rebates. The Company implemented an improved consumer rebate program in the third quarter of 2005 to encourage usage of the consumer bankcard product. This program was expanded in the second quarter of 2006 to include small businesses. Management anticipates that this new program could continue to increase rebate expense in correlation with increased interchange fee income. Other increases in bankcard expense relate to higher fraud losses from credit and debit cards. Management continues to work with both the card companies and merchants to mitigate future exposure to fraud losses.

Other expense increased by $4.2 million, or 34.4 percent, over the nine months ended September 30, 2006. This increase is primarily attributable to a $2.8 million increase in operating losses net of recoveries. Other increases in this category relate to a $0.8 million increase in overdraft fee revenue write-offs, $0.6 million of higher directors’ fees, as well as increases in bank examination fees and provision for off-balance sheet commitments.

Income Tax Expense

The effective tax rate was 26.1 percent for the quarter ended September 30, 2006, and 26.7 percent for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the effective tax rate was 26.8 percent compared to 27.4 percent for the same period in 2005. The decrease in effective tax rate for the three and nine months ended September 30, 2006, is primarily attributable to tax-exempt income representing a larger percentage of total income in 2006, as compared to 2005.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions (formerly Corporate Services), Banking Services, Consumer Services, Asset Management, and Investment Services Group. In the first quarter of 2006, the Company moved its Corporate Trust group from the Corporate Services segment to the Asset Management segment. Further, it changed the name of Corporate Services to Payment and Technology Solutions to better reflect that segment’s business strategy. In addition, the Company moved UMB Financial Services (formerly known as UMB Scout Brokerage) from the Consumer Services segment to the Asset Management segment in order to create a unified approach to sales and relationship management to the wealth marketplace. For further information regarding the business activities of each segment, please see Footnote 10 of the “Notes to the Condensed Consolidated Financial Statements” above. Under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the prior year information has been reclassified to conform to the 2006 reporting structure. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment
Commercial Banking & Lending	$6,996	$6,228	$17,829	$16,016
Payment and Technology Solutions	7,710	5,867	22,615	17,332
Banking Services	823	405	2,639	2,064
Consumer Services	2,070	6,636	2,291	7,503
Asset Management	3,151	2,956	10,169	7,442
Investment Services Group	2,058	1,644	8,352	6,621
Treasury and Other Adjustments	(1,342)	(1,665)	(3,803)	9

Total Consolidated Company	$21,466	$22,071	$60,092	$56,987

Commercial Banking and Lending’s net income before tax for the nine months ended September 30, 2006 increased by $1.8 million, or 11.3 percent, compared to 2005. This increase is primarily attributable to higher net interest income and lower noninterest expense. These increases to net income before tax were partially offset by an increase in provision for loan loss expense. Net interest income increased compared to 2005 due to increases in commercial loan balances and recent interest rate increases. Loan balances in this segment increased by $192 million, or 9.5 percent. Management believes that its renewed sales focus will maintain or increase outstanding loans balances, thereby generating additional net interest income in this segment.

Payment and Technology Solutions’ net income before tax for the year-to-date September 30, 2006, increased by $5.3 million, or 30.5 percent, compared to the same period in 2005. This increase was led by a significant increase in net interest income, but partially offset by decreasing noninterest income. The increase in net interest income was primarily attributable to a $188.8 million, or 11.3 percent, increase in deposits in 2006 as compared to 2005. Although the increase in deposits caused interest expense to increase, the related funds transfer pricing credit on the new balances caused income to increase in this segment. These increases in net interest income were partially offset by decreases in noninterest income, primarily service charges on deposits. In the second quarter of 2006, Payment and Technology Solutions implemented UMB WebExchangeSM, a new online banking tool for businesses. Management anticipates that this new software will provide more flexible reporting and higher security, while being easier for corporate clients to use. Management anticipates an increase in noninterest expense with this segment as a result of this new software implementation.

Banking Services’ net income before tax for the year-to-date September 30, 2006 increased by $0.6 million, or 27.9 percent compared to the same period in 2005. This increase in income was primarily a result of a decrease in noninterest expense, partially offset by a decrease in noninterest income. The decrease in noninterest expense was primarily driven by lower salary expense in 2006 as compared to 2005 due to the voluntary separation plan charges in the prior year. The decrease in noninterest income was primarily driven by lower deposit service charge income from correspondent banks, and less revenue from UMB Consulting.

Consumer Services’ net income before tax decreased by $5.2 million, or 69.5 percent, year-to-date compared to 2005. This decrease is primarily attributable to a $4.0 million decrease in net gains from sales and closures of banking facilities recorded in 2006 as compared to 2005. This decrease in gains was offset by increases in other noninterest income, primarily income related to overdraft and insufficient funds fees and credit card interchange fee income. Credit card interchange fees are higher due to increased usage of credit cards attributed to an enhanced consumer rebate program the Company started in the third quarter of 2005. Noninterest expense increased primarily due to advertising, occupancy, bankcard and operating charge-offs.

Asset Management’s net income before tax increased by $2.7 million, or 36.6 percent, for the year-to-date 2006 compared to the same period of 2005. This is primarily a result of increases in noninterest income and related expense from fund advisory income from the UMB Scout Funds. The UMB Scout Funds experienced a $1.5 billion increase in assets under management from September 30, 2005 to September 30, 2006. Specifically, net inflows into the UMB Scout Funds were $460 million; $171 million and $47 million for the first, second and third quarter of 2006, respectively. Management anticipates that the dedicated sales force to the UMB Scout Funds will continue to generate net inflows, but the magnitude of the inflows will be subject to general market conditions and specific fund performance. One of the significant causes for the increase in assets under management for the UMB Scout Funds has been through the platforms of key distributors. If a significant distributor removes the UMB Scout Funds from their platform, it could adversely affect their continued growth, and consequently, affect the Company’s fee income. In the third quarter of 2006, the Company launched the UMB Managed Architect which offers clients access to Separately Managed Accounts from specific prescreened money managers.

Investment Services Group’s net income before tax increased by $1.7 million, or 26.1 percent, year-to-date in 2006 compared to 2005. The primary driver of this increase in net income is a result of revenue growth from alternative services client base including partnerships, hedge funds and collective trusts. Approximately sixty-five percent of the noninterest income from this segment comes from ten clients. Management believes the alternative investment clients added will continue to both diversify and increase fee income during 2006, subject to uncertainties in the equity markets.

The net loss before tax for the Treasury and Other category was $3.8 million for the nine months ended September 30, 2006, compared to approximately zero net income before tax for the same period in 2005. This decrease in net income before tax is primarily attributable to $3.6 million of income from the sale of employee benefit accounts to Marshall & Ilsley recognized in 2005.

Balance Sheet Analysis

Total assets of the Company declined $575.0 million, or 7.0 percent, as of September 30, 2006 compared to December 31, 2005 and increased $584.8 million, or 8.3 percent, compared to September 30, 2005. The decrease in total assets from December to September is primarily a result of the cyclical trend due to the pledging and collateral required related to public fund deposits. This caused a $705.3 million decrease in short-term agency securities and a $204.1 million decrease in securities purchased under agreements to resell. These decreases were offset by a $422.3 million, or 12.4 percent increase in total loans from December 31, 2005 to September 30, 2006.

Total deposits and securities sold under agreement to repurchase also declined from December 31, 2005 to September 30, 2006. Deposits declined by $384.9 million, or 6.5 percent, from December to September and securities sold under agreement to repurchase decreased by $144.6 million, or 12.7 percent from December to September. This decline in deposits and securities sold under agreement to repurchase is primarily driven by the cyclical trend due to public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year. Compared to September 30, 2005, total deposits increased by $529.2 million, or 10.6 percent, to September 30, 2006. Similarly, securities sold under agreement to repurchase increased by $173.4 million, or 18.0 percent, from September 30, 2005 to September 30, 2006. Management anticipates that total assets, deposits and securities sold under agreement to repurchase will increase in the fourth quarter of 2006 due to the cyclical trend of the Company’s public fund customer base. This seasonality generally increases net interest income, but at a significantly smaller incremental net interest spread, in the latter part of the fourth quarter and early part of the first quarter.

Table 7

SELECTED BALANCE SHEET INFORMATION (dollars in thousands)

	September 30,		December 31, 2005
	2006	2005
Total assets	$7,672,757	$7,087,925	$8,247,789
Loans, net of unearned interest	3,815,657	3,368,146	3,393,404
Total investment securities	2,751,735	2,697,550	3,463,817
Total deposits	5,535,926	5,006,741	5,920,822
Total borrowed funds	1,208,119	1,184,685	1,434,504

Loans

Total loan balances including loans held for sale, have increased by $422.3 million, or 12.4 percent, compared to December 31, 2005. This $422.3 million increase in loans outstanding includes $174.0 million of loans outstanding from Mountain States Bank which was acquired on September 15, 2006.

Total loans and loans held for sale as a percent of earning assets were 55.7 percent, 53.0 percent and 46.6 percent for September 30, 2006; September 30, 2005 and December 31, 2005, respectively. These increases were a result of increased focus on new commercial and consumer loan relationships, as well as an emphasis on home equity lines of credit.

Average total loans including loans held for sale for the nine months ended September 30, 2006 increased by $449.6 million, or 14.7 percent, from the same period in 2005.

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

Investment securities comprised 40.2 percent, 41.5 percent and 47.6 percent respectively, of the earning assets as of September 30, 2006, September 30, 2005 and December 31, 2005. The decline from September 30, 2005 is primarily due to a shift from short-term investments to securities purchased with an agreement to resell. The Company generally offsets short-term public fund deposits with either short-term investments such as discount agency notes or with securities purchased with an agreement to resell. The decision to utilize discount agency notes or resell agreements is primarily a function of rate. The decline in investment securities from year end is primarily a result of the seasonality in the Company’s balance sheet. At year end, there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. Management expects loan demand and collateral pledging requirements for public fund deposits to be the primary factors impacting changes in the level of security holdings.

Investment securities had an average tax-equivalent yield of 4.28 percent for the first nine months of 2006, as compared to 3.17 percent for the same period in 2005, an increase of 111 basis points. The average life of the securities portfolio was 35.6 months at September 30, 2006, as compared to 23.0 months at December 31, 2005. The most significant reason for the increase in average life was the large number of extremely short-term discount notes held at December 31, 2005. These short-term securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At December 31, 2005, the amount of such discount notes was approximately $840 million, and without these discount notes, the average life of the core investment portfolio would have been 30.4 months. At September 30, 2006, the amount of such discount notes was approximately $2.5 million, and without these discount notes, the average life of the core investment portfolio would have been unchanged at 35.6 months.

Deposits and Borrowed Funds

Deposits decreased $384.9 million, or 6.5 percent, from December 31, 2005 to September 30, 2006. Noninterest bearing deposits decreased $151.7 million, or 7.4 percent, and interest bearing deposits decreased $233.2 million, or 6.0 percent, from December 31, 2005. The interest bearing deposits decreased primarily as a result of seasonal public fund deposit decreases during the first nine months of 2006. At September 30, 2005, total deposits were $5.0 billion. This represents a 10.6 percent increase in total deposits at September 30, 2006, as compared to September 30, 2005. This increase from September 30, 2005 is primarily a result of the Company’s consumer deposit gathering campaigns.

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

Borrowed funds decreased $226.4 million, or 15.8 percent, from December 31, 2005 to September 30, 2006. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings other than repurchase agreements are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.1 billion at September 30, 2006, compared to $1.1 billion at September 30, 2005 and $1.4 billion at December 31, 2005. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date. These repurchase agreements are typically highest at year-end as a portion of these are driven by the pubic fund cyclical trend which is generally at the highest level around the end of the calendar year.

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

On April 25, 2006, the Company announced an amendment to the Company's Articles of Incorporation authorizing an increase in the Company's authorized shares of common stock from 33 million shares to 80 million shares. The Board of Directors subsequently declared a two-for-one stock split of UMB Financial Corporation common stock. On May 30, 2006, 21,430,099 of shares were distributed to shareholders of record on May 16, 2006.

Total shareholders’ equity was $854.8 million at September 30, 2006, compared to $830.9 million at September 30, 2005 and $833.5 million at December 31, 2005. The Company’s Board of Directors authorized at its April 26, 2005 and April 29, 2004 meetings the repurchase of the Company’s common stock up to two million shares during the 12 months following each respective meeting. During the three months ended September 30, 2006 and 2005, the Company acquired 40,739 shares and 15,998 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans. On April 25, 2006, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 25, 2007.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by asset types. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 risk-based capital ratio of 14.38 percent and total risk-based capital ratio of 15.22 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 8

The Company's capital position is summarized in the table below and exceeds regulatory requirements:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
RATIOS
Return on average assets	0.78%	0.79%	0.84%	0.91%
Return on average equity	7.01	6.68	7.44	7.71
Average equity to assets	11.14	11.79	11.35	11.84
Tier 1 risk-based capital ratio	14.38	17.09	14.38	17.09
Total risk-based capital ratio	15.22	17.97	15.22	17.97
Leverage ratio	10.30	11.28	10.30	11.28

The Company's per share data is summarized in the table below.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Per Share Data
Earnings basic	$1.03	$0.96	$0.37	$0.38
Earnings diluted	1.03	0.95	0.37	0.37
Cash dividends	0.39	0.33	0.13	0.11
Dividend payout ratio	37.86%	34.38%	35.14%	28.95%
Book value	$20.03	$19.27	$20.03	$19.27

The per share data presented for all periods has been restated to give retroactive effect, as applicable, to the two-for-one stock split declared in April 2006, which became effective May 30, 2006.

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 9, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2005.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of September 30, 2006 and 2005 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2006 Amount of change	September 30, 2005 Amount of change
200	$(1,153)	$2,406
100	(577)	1,203
Static	—	—
(100)	1,410	(1,604)
(200)	2,820	(3,208)

The Company is now more liability sensitive to increases or decreases in rates than a year ago. In 2005, the Company was more asset sensitive to rate changes. The Company’s average life of the investment portfolio has gradually lengthened and the Company loan portfolio has grown with a slightly higher percentage of total loans being fixed rate. These scenarios cause interest income from these assets to be less sensitive to rate changes because they reprice less frequently. The Company has less overnight interest income as a percentage of total interest income since September 2005. These scenarios cause interest income from assets to be less sensitive to rate changes because a greater percentage of assets are repricing less frequently. The sensitivity of deposits is shorter than a year ago and the Company has a greater percentage of interest expense from overnight liabilities. These changes cause the interest expense from liabilities to reprice more frequently and be more sensitive to rate changes. The Company is positioned to have a favorable interest income impact in a falling rate environment and have an adverse interest income impact to income in a rising rate environment.

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

Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. The Company is in a negative gap position because liabilities generally reprice more quickly than assets.

Trading Account

The Company’s subsidiary, UMB Bank, n.a., carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $48.2 million as of September 30, 2006 compared to $58.0 million as of September 30, 2005 and $58.5 million as of December 31, 2005.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of September 30, 2006 and 2005 and December 31, 2005.

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company does have foreign currency risks as a result of foreign exchange contracts. Please see Note 9 “Commitments, Contingencies and Guarantees” in the Notes to the Condensed Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $2.7 million at September 30, 2006, compared to December 31, 2005.

The Company had other real estate owned as of September 30, 2006 of $157,000 compared to none as of December 31, 2005. Loans past due more than 90 days totaled $6.0 million as of September 30, 2006, compared to $4.8 million as of December 31, 2005. As a percent of total loans outstanding, nonperforming assets plus loans 90 days or more past due have increased to 0.37 percent at September 30, 2006 from 0.30 percent at December 31, 2005.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had no restructured loans at September 30, 2006 or December 31, 2005.

TABLE 10

LOAN QUALITY (dollars in thousands)

	September 30, 2006		December 31, 2005
Nonaccrual loans	$8,097		$5,439
Restructured loans	24		—

Total nonperforming loans	8,121		5,439
Other real estate owned	157		—

Total nonperforming assets	$8,278		$5,439

Loans past due 90 days or more	$5,924		$4,829
Allowance for Loan Losses	43,538		40,825

Ratios
Nonperforming loans as a percent of loans	0.21%		0.16%
Nonperforming assets as a percent of loans plus other real estate owned	0.22		0.16
Nonperforming assets as a percent of total assets	0.11		0.07
Loans past due 90 days or more as a percent of loans	0.16		0.14
Allowance for loan losses as a percent of loans	1.15		1.21
Allowance for loan losses as a multiple of nonperforming loans	5.36	x	7.51	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. Management believes the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, management believes that public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and the maturity of assets, which include $2.5 billion of high-quality available for sale securities. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003, these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2006 was $2.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's "Disclosure Controls and Procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files under the Exchange Act. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the nine months ended September 30, 2006.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2006	5,151	$30.64	5,151	1,818,311
August 1-August 31, 2006	31,338	33.32	31,338	1,786,973
September 1-September 30, 2006	4,250	36.14	4,250	1,782,723

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

On April 25, 2006, the Company announced an amendment to the Company's Articles of Incorporation authorizing an increase in the Company's authorized shares of common stock from 33 million shares to 80 million shares. The Board of Directors subsequently declared a two-for-one stock split of UMB Financial Corporation common stock. On May 30, 2006, 21,430,099 of shares were distributed to shareholders of record on May 16, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, restated as of January 25, 2005 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Commission on March 14, 2005.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Employment offer letter between the Company and Clyde Wendel dated June 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Commission on August 8, 2006.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Christopher G. Treece
Christopher G. Treece
Senior Vice President, Controller
(Authorized Officer and Chief Accounting Officer)

Date: November 8, 2006