Form 10-K
period 2006-12-31
UMB FINANCIAL CORP
filed 2007-03-01
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-4887

UMB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri	43-0903811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Grand Boulevard, Kansas City, Missouri	64106
(Address of principal executive offices)	(ZIP Code)

(Registrant’s telephone number, including area code): (816) 860-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒ Yes     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes      ☒ No

As of June 30, 2006, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $1,172,198,501 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2007
Common Stock, $1.00 Par Value	42,227,719

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 24, 2007, are incorporated by reference into Part III of this Form 10K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the Company) was organized as a corporation in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956 (BHCA). In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GBL Act). The Company owns all of the outstanding stock of five commercial banks, a brokerage company, a community development corporation, a consulting company, a mutual fund servicing company and sixteen other subsidiaries.

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

The table below sets forth the names and locations of the Company’s affiliate banks, as well as their respective total assets, total loans, deposits and shareholders’ equity as of December 31, 2006.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2006
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	118	$7,557,075	$2,973,009	$5,192,820	$555,429
UMB Bank, Warsaw, n.a.	4	84,543	35,484	66,905	6,356

Colorado
UMB Bank Colorado, n.a.	11	$875,438	$521,640	$642,959	$125,148

Kansas
UMB National Bank of America, n.a.	5	$679,960	$212,685	$423,402	$55,196

Arizona
UMB Bank Arizona, n.a.	1	$18,955	$15,683	$7,796	$9,511

Other Subsidiaries
UMB Community Development Corporation
UMB Banc Leasing Corp.
UMB Financial Services, Inc.
UMB Scout Insurance Services, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
Scout Investment Advisors, Inc.
UMB Fund Services, Inc.
UMB Consulting Services, Inc.

UMB Bank and Trust, n.a.
Kansas City Realty Company
Kansas City Financial Corporation
UMB Redevelopment Corporation
UMB Realty Company, LLC
UMB National Sales Corporation
Grand Distribution Services, LLC
UMB Distribution Services, LLC
Warsaw Financial Corporation

UMB Fund Services, Inc, located in Milwaukee, Wisconsin and Media, Pennsylvania, provides services to nearly 35 mutual fund groups representing approximately 140 funds and administrative and support services for a growing number of alternative investment products.

UMB Community Development Corporation provides loans to qualified small businesses in low to moderate income areas in Missouri, Kansas, Illinois, Nebraska, Oklahoma and Colorado.

On a full-time equivalent basis at December 31, 2006, the Company and its subsidiaries employed 3,432 persons.

Segment Information.    Financial information regarding the Company’s six segments is included in Note 13 to the Consolidated Financial Statements provided in Item 8, pages 73 through 76 of this report.

Competition.    The Company faces intense competition from hundreds of financial service providers in the markets served. The Company competes with other traditional and non-traditional financial service providers including banks, savings and loan associations, finance companies, mutual funds, mortgage banking companies and credit unions. Customers for banking services and other financial services offered by the Company are generally influenced by convenience of location, quality of service, personal contact, price of services and availability of products. The impact from competition is critical not only to pricing, but also to transaction execution, products and services offered, innovation and reputation. Within the Kansas City banking market, the Company ranks third as of based on the amount of deposits at June 30, 2006-the most recent date for which deposit information is available from the Federal Deposit Insurance Corporation (FDIC). At June 30, 2006, the Company had 9.2 percent of the deposits in the Kansas City metropolitan area, compare to 8.3 percent at June 30, 2005.

Monetary Policy and Economic Conditions.    The operations of the Company's affiliate banks are affected by general economic conditions, as well as the monetary policy of the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB), which affects interest rates and the supply of money available to commercial banks. Monetary policy measures by the FRB are affected through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements.

Supervision and Regulation.    As a bank holding company and a financial holding company, the Company (and its subsidiaries) are subject to extensive regulation and are affected by numerous federal and state laws and regulations.

Supervision.    The Company is subject to regulation and examination by the FRB and the Federal Reserve Bank of Kansas City. Its five subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). UMB Scout Insurance Services, Inc. is regulated by state agencies in the states in which it operates. Scout Investment Advisors and UMB Fund Services are subject to the rules and regulations of the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. (NASD) because of the UMB Scout Funds and the servicing of other mutual fund groups and alternative investment products. The FRB possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Company’s banks, not the Company’s shareholders. The Company is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Company and its subsidiaries, the preparation and certification of the Company’s consolidated financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters. The Company's brokerage affiliate, UMB Financial Services, Inc., is regulated by the SEC, the National Association of Securities Dealers, Inc., and the Missouri Division of Securities; it is also subject to certain regulations of the various states in which it transacts business. It is subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the self-regulatory organizations to which it has delegated certain regulatory authority may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purpose of regulation of securities broker/dealers is the protection of customers and the securities market, rather than the protection of stockholders of broker/dealers.

Limitation on Acquisitions and Activities.    The Company is subject to the BHCA, which requires the Company to obtain the prior approval of the Federal Reserve Board to (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of any class of voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company. The BHCA also imposes significant limitations on the scope and type of activities in which the Company and its subsidiaries may engage. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well-capitalized” and “well-managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act (CRA) ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.

A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

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

A financial holding company may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB's merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross market its products or services with any of the financial holding company's controlled depository institutions. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than "satisfactory", then the financial holding company is limited with respect to its engaging in new activities or acquiring other companies, until the rating is raised to at least “satisfactory.”

Other Regulatory Restrictions & Requirements.    A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, with limited exceptions. There are also various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. The Company and its subsidiaries are also subject to certain restrictions on issuance, underwriting and distribution of securities. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. Also, under cross-guaranty provisions of the Federal Deposit Insurance Act (FDIA), bank subsidiaries of a bank holding company are liable for any loss incurred by the FDIC insurance fund in connection with the failure of any other bank subsidiary of the bank holding company.

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

The rate of interest a bank may charge on certain classes of loans is limited by law. At certain times in the past, such limitations have resulted in reductions of net interest margins on certain classes of loans. Federal laws also impose additional restrictions on the lending activities of banks, including the amount that can be loaned to one borrower or related group.

All five of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the OCC. In addition, the national banks are subject to examination by The Federal Reserve System. All such banks are members of, and subject to examination by, the FDIC.

Payment of dividends by the Company’s affiliate banks to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2006, approximately $32,432,000 of the equity of the Company’s bank and non-bank subsidiaries was available for distribution as dividends to the Company without prior regulatory approval or without reducing the capital of the respective banks below prudent levels.

Each of the Company’s subsidiary banks are subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its bank subsidiaries.

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

Tier 1 capital, also referred to as core capital, calculated as:

•	common stockholders' equity;

•	plus, non-cumulative perpetual preferred stock and any related surplus;

•	plus, minority interests in the equity accounts of consolidated subsidiaries;

•	less, all intangible assets (other than certain mortgage servicing assets, non-mortgage servicing assets and purchased credit card relationships);

•	less, certain credit-enhanced interest-only strips and non-financial equity investments required to be deducted from capital; and

•	less, certain deferred tax assets.

Tier 2 capital, also referred to as supplementary capital, calculated as:

•	allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

•	plus, unrealized gains on certain equity securities (limited to 45% of pre-tax net unrealized gains);

•	plus, cumulative perpetual and long-term preferred stock (original maturity of 20 years or more) and any related surplus;

•	plus, auction rate and similar preferred stock (both cumulative and non-cumulative);

•	plus, hybrid capital instruments (including mandatory convertible debt securities); and

•	plus, term subordinated debt and intermediate-term preferred stock with an original weighted average maturity of five years or more (limited to 50% of Tier 1 capital).

The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

Total capital, calculated as:

•	Tier 1 capital;

•	plus, qualifying Tier 2 capital;

•	less, investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes;

•	less, intentional, reciprocal cross-holdings of capital securities issued by banks; and

•	less, other deductions (such as investments in other subsidiaries and joint ventures) as determined by supervising authority.

The Company is required to maintain minimum amounts of capital to various categories of assets, as defined by the banking regulators. See Table 13, Risk-Based Capital, on page 40 for additional detail on the computation of risk-based assets and the related capital ratios.

At December 31, 2006, the Company was required to have minimum Tier 1 capital, Total capital, and leverage ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 13.81%, 14.65%, and 9.83%, respectively.

Regulatory Capital Requirements Applicable to the Company’s Subsidiary Banks.    In addition to the minimum capital requirements of the FRB applicable to the Company, there are separate minimum capital requirements applicable to its subsidiary national banks.

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

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The Company’s banks must be well-capitalized and well-managed in order for the Company to remain a financial holding company. To be well-capitalized, a bank must maintain a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater. The capital ratios and classifications for the Company and each of the Company’s five banks as of December 31, 2006, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 (6% or greater)	Total Risk-Based (10% or greater)
UMB Financial Corporation	9.83%	13.81%	14.65%
UMB Bank, n.a.	8.37%	11.61%	12.41%
UMB Bank Colorado, n.a.	9.85%	12.29%	13.41%
UMB National Bank of America, n.a.	9.18%	18.76%	19.36%
UMB Bank, Warsaw, n.a.	8.18%	15.39%	16.32%
UMB Bank Arizona, n.a.	48.74%	56.73%	57.98%

The Company is required to maintain minimum balances with the FRB for each of its subsidiary banks, and no interest is paid by the FRB on such balances. These balances are calculated from reports filed with the respective FRB for each affiliate. At December 31, 2006, the Company held $31,823,000 at the FRB.

Deposit Insurance and Assessments.    The deposits of each of the Company’s five subsidiary banks are insured by an insurance fund administered by the FDIC, in general up to a maximum of $100,000 per insured deposit ($250,000 for certain retirement plan deposits). Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC’s assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

Limitations on Transactions with Affiliates.    The Company and its non-bank subsidiaries are “affiliates” within the meaning of Sections 23A and 23B of the Federal Reserve Act (FRA). The amount of loans or extensions of credit which a bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the FRA and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

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

Fiscal & Monetary Policies.    The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. It is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are: conducting open market operations in United States government securities; changing the discount rates of borrowings of depository institutions; imposing or changing reserve requirements against depository institutions' deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.

Future Legislation.    Various legislation, including proposals to change the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the Company’s (and its subsidiaries’) operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on the business, results of operations or financial condition of the Company or its subsidiaries.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 16 through 48 of this report.

Executive Officers of the Registrants.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
J. Mariner Kemper	34	Chairman and CEO of the Company since May 2004. Chairman of the Company’s Western Region since January 2004. Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. President of UMB Bank Colorado from 1997 to 2000.

Peter J. deSilva	45	President and Chief Operating Officer of the Company since January 2004 and Chairman and Chief Executive Officer of UMB Bank, n.a. since May 2004. Previously with Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Peter J. Genovese	60	Vice Chairman of the Eastern Region UMB Bank, n.a. since January 2004. President of the Company from January 2000 to January 2004. Vice Chairman of the Board of the Company since 1982. Chairman and Chief Executive Officer of UMB Bank of St. Louis, n.a. (a former subsidiary of the Company) from 1979 to 1999.

Michael D. Hagedorn	40	Executive Vice President and Chief Financial Officer of the Company since March 2005. Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group from April 2001 to March 2005. Senior Vice President and Chief Financial Officer of Wells Fargo Bank Iowa, n.a. from April 1999 to April 2001.

Bradley J. Smith	51	Executive Vice President of Consumer Services, UMB Bank, n.a. since January 2005. Executive Vice President of Retail and Corporate Services, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 2000 through 2005. Executive Vice President of Retail Banking, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 1997 through 2003.

James A. Sangster	52	President of UMB Bank, n.a. since 1999. Divisional Executive Vice President of UMB Bank, n.a. from 1993 to 1999. Executive Vice President prior thereto.

Douglas F. Page	63	Executive Vice President of the Company since 1984 and Divisional Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

Clyde F. Wendell	59	President of the Asset Management Division of UMB Bank, n.a. since June, 2006, Vice Chairman of UMB Bank, n.a. since June, 2006. Regional President, Bank of America Private Bank and Senior Bank Executive for Iowa, Kansas, and Western Missouri from 2000-2006.

James C. Thompson	64	Divisional Executive Vice President of UMB Bank, n.a. since July 1994.

Dennis R. Rilinger	59	Divisional Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

David D. Kling	60	Divisional Executive Vice President of UMB Bank, n.a. since 1997.

Name	Age	Position with Registrant
Vince J. Ciavardini	51	Vice Chairman of the Board of the Company and President and CEO of Investment Services Group since 2002. President and CEO of PFPC, Inc. 1982 to 2001, which provides fund services to the investment management industry. Mr. Ciavardini left the Company in January 2007.

Christopher G. Treece	38	Senior Vice President, Controller, and Tax Director of the Company since December 2004. Vice President and Tax Director of the Company from September 2003 to December 2004. Director of RSM McGladrey, Inc. from September 1996 to September 2003.

A discussion of recent acquisitions is included in Note 16 to the Consolidated Financial Statements provided in Item 8 on page 79 of this report.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.  RISK FACTORS

Our business routinely encounters and addresses risks. Some of such risks may give rise to occurrences that cause our future results to be materially different than we presently anticipate. In the following paragraphs, we describe our present view of certain important strategic risks, although the risks below are not the only risks we face. If any such risks actually occur, our business, results of operations, financial condition and prospects could be affected materially and adversely. These risk factors should be read in conjunction with our management’s discussion and analysis, beginning on page 17 hereof, and our consolidated financial statements, beginning on page 49 hereof.

General economic conditions, such as economic downturns or recessions, could materially impair our customers’ ability to repay loans, harm our operating results and reduce our volume of new loans.    Our profitability depends significantly on economic conditions. Economic downturns or recessions, either nationally, internationally or in the states within our footprint, could materially reduce our operating results. An economic downturn could negatively impact demand for our loan and deposit products, the demand for insurance and brokerage products and the amount of credit related losses due to customers who cannot pay interest or principal on their loans. To the extent loan charge-offs exceed our estimates, an increase to the amount of expense provided related to the allowance for loans would reduce income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in Part II, Item 7A for a discussion of how we monitor and manage credit risk.

General economic conditions, such as a stock market decline, could materially impair the number of investors in the equity and bond markets, the level of assets under management and the demand for our other fee-based services.    Economic downturns or recessions could affect the volume of income from and demand for our other fee-based services. The fee revenue of our asset management segments including income from our Scout Investment Advisors and UMB Fund Services, Inc. subsidiaries, are largely dependent on both inflows to, and the fair value of, assets invested in the UMB Scout Funds and the fund clients to whom we provide services. General economic conditions can affect investor sentiment and confidence in the overall securities markets which could adversely affect asset values, net flows to these funds and other assets under management. Our bankcard revenues are dependent on transaction volumes from consumer and corporate spending to generate interchange fees. An economic downturn could negatively affect the amount of such fee income. Our banking services group is affected by corporate and consumer demand for debt securities which can be adversely affected by changes in general economic conditions.

Changes in interest rates could affect our results of operations.    A significant portion of our net income is based on the difference between interest earned on earning assets (such as loans and investments) and interest paid on deposits and borrowings. These rates are sensitive to many factors that are beyond our control, such as general economic conditions, policies of various governmental and regulatory agencies, such as the Federal Reserve Board. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may affect the value of financial instruments held by us. The actions of the Federal Reserve Board also determine to a significant degree our cost of funds for lending and investing. In addition, these policies and conditions can adversely affect our customers and counterparties, which may increase the risk that such customers or counterparties default on their obligations to us. Changes in interest rates greatly affect the amount of income earned and the amount of interest paid. Changes in interest rates also affect loan demand, the prepayment speed of loans, the purchase and sale of investment bonds and the generation and retention of customer deposits. A rapid increase in interest rates could result in interest expense increasing faster than interest income because of differences in maturities of assets and liabilities. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A for a discussion of how we monitor and manage interest rate risk.

We rely on our systems, employees and certain counterparties, and certain failures could adversely affect our operations.    Our Company is dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We are similarly dependent on our employees. We could be adversely affected if an employee causes a significant operational break-down or failure, either as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including break-downs or failures of such parties' own systems or employees. Any of these occurrences could result in a diminished ability of the Company to operate, potential liability to clients, reputational damage and regulatory intervention, which could adversely affect us. Operational risk also includes our ability to successfully integrate acquisitions into existing charters as an acquired entity will most likely be on a different system than ours. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A for a discussion of how we monitor and manage operational risk.

In a firm as large and complex as the Company, lapses or deficiencies in internal control over financial reporting are likely to occur from time to time and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future.

In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could adversely affect our results of operations by requiring the Company to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

If we do not successfully handle issues that may arise in the conduct of our business and operations our reputation could be damaged, which could in turn negatively affect our business.    Our ability to attract and retain customers and transact with its counterparties could be adversely affected to the extent our reputation is damaged. The failure of the Company to deal with various issues that could give rise to reputational risk could cause harm to the Company and our business prospects. These issues include, but are not limited to potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, recordkeeping, sales and trading practices and proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. The failure to appropriately address these issues could make our clients unwilling to do business with us, which could adversely affect our results.

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

We are subject to extensive regulation in the jurisdictions in which we conduct our businesses.    We are subject to extensive state and federal regulation, supervision and legislation that govern most aspects of our operations. Laws and regulations, and in particular banking, securities and tax laws, may change from time to time. For example, current federal law prohibits the payment of interest on corporate demand deposit account. Although a change to permit interest on corporate accounts would have a favorable impact on service-charge income, it would adversely affect net interest income as the cost of funds would increase. Changes in laws and regulations, lawsuits or actions by regulatory agencies could cause us to devote significant time and resources to compliance and could lead to fines, penalties, judgments, settlements, withdrawal of certain products or services offered in the market or other results adverse to us which could affect our business, financial condition or results of operation, or cause us serious reputational harm.

Our framework for managing our risks may not be effective in mitigating risk and loss to the Company.    Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and reputation risk and fiduciary risk, among others. There can be no assurance that our framework to manage risk, including such framework's underlying assumptions, will be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Liquidity is essential to our businesses and we rely on the securities market and other external sources to finance a significant portion of our operations.    Liquidity affects our ability to meet our financial commitments. Our liquidity could be negatively affected should the need arise to increase deposits or obtain additional funds through borrowing to augment current liquidity sources. Factors that we cannot control, such as disruption of the financial markets or negative views about the general financial services industry could impair our ability to raise funding. If we are unable to raise funding using the methods described above, we would likely need to sell assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets on a timely basis, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations. Our liquidity and funding policies have been designed to ensure that we maintain sufficient liquid financial resources to continue to conduct our business for an extended period in a stressed liquidity environment. If our liquidity and funding policies are not adequate, we may be unable to access sufficient financing to service our financial obligations when they come due, which could have a material adverse franchise or business impact. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how we monitor and manage liquidity risk.

Inability to hire or retain qualified employees could adversely affect our performance.    Our people are our most important resource and competition for qualified employees is intense. Employee compensation is our greatest expense. We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our results of operations. If compensation costs required to attract and retain employees become unreasonably expensive, our performance, including our competitive position, could be adversely affected.

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

Future events may be different than those anticipated by our management assumptions and estimates, which may cause unexpected losses in the future.    Pursuant to current Generally Accepted Accounting Principles, we are required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, and the fair value of certain assets and liabilities, among other items. Should our determined values for such items prove substantially inaccurate we may experience unexpected losses which could be material.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this Form 10-K.

ITEM 2.  PROPERTIES

The Company’s headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and was opened in July 1986. Of the 250,000 square feet, 218,000 square feet is occupied by offices of the parent company, UMB Financial Corporation, as well as some customer service functions. The remaining 32,000 square feet of space is either leased or available for lease to third parties. Presently, the Company is seeking to lease 9,000 square feet of the headquarters building.

Other main facilities of UMB Bank, n.a. are located at 928 Grand Boulevard (185,000 square feet), 906 Grand Boulevard (140,000 square feet), and 1008 Oak Street (180,000 square feet) all in downtown Kansas City, Missouri. The 928 Grand and 906 Grand buildings house support functions. The 928 Grand building underwent a major rehabilitation during 2004 and 2005. The 928 building is also connected to the company’s headquarters building by an enclosed elevated pedestrian walkway. The 1008 Oak building, which opened during the second quarter of 1999, houses the Company’s operations, item processing, and data processing functions.

UMB Bank, n.a. is leasing 64,263 square feet in the Equitable Building, which is located in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full-service banking center and is home to operations and administrative support functions as well. UMB Bank, Colorado, is leasing 9,003 square feet on the first and third floors at 1670 Broadway located in the financial district of downtown Denver, Colorado. The location has a full-service banking center and is home to the operations and administrative support functions of UMB Bank, Colorado.

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,135 square feet in Milwaukee, Wisconsin, at which its fund services operations are headquartered.

At December 31, 2006, the Company’s affiliate banks operated a total of five main banking centers with 134 detached branch facilities, the majority of which are owned by the Company. The ability to obtain strategic new banking facilities in key growth areas within the Company’s footprint could affect future performance.

Additional information with respect to premises and equipment is presented in Note 1 and 8 to the Consolidated Financial Statements in Item 8, pages 54 and 65 of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is traded on the NASDAQ Stock Market (specifically the NASDAQ Global Select Market) under the symbol “UMBF.” As of February 21, 2007, the Company had 1,901 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2006	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.13	$0.13	$0.13	$0.13
Book value	19.35	19.28	20.03	20.08
Market price:
High	35.12	35.45	37.09	38.04
Low	31.96	31.80	31.81	35.32
Close	35.12	33.34	36.57	36.51

Per Share
2005	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.11	$0.11	$0.11	$0.13
Book value	18.84	19.18	19.28	19.39
Market price:
High	29.00	29.24	33.31	34.25
Low	26.45	26.73	28.48	30.75
Close	28.46	28.52	32.84	31.96

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant's subsidiaries to transfer funds to the Registrant is presented in Item 1, page 6 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 67 and 68 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 91 and 92 and in Note 11 to the Consolidated Financial Statements provided in Item 8, pages 68 through 72 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2006:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2006	11,450	$35.94	11,450	1,771,273
November 1—November 30, 2006	217,934	36.00	217,934	1,553,339
December 1—December 31, 2006	208,735	36.06	208,735	1,344,604

On April 25, 2006 the Board of Directors of the Company authorized the repurchase of up to two million shares of common stock. This plan will terminate on April 25, 2007. The Company has not made any repurchases other than through this plan. All shares purchased under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases on a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. Because of inadvertent timing issues, however, one trade fell outside the safe harbor provisions of Rule 10b-18 on December 8, 2006. Management of the Company continues to work with brokers so that future trades typically are executed in accordance with the safe-harbor provisions of Rule 10b-18.

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

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 17 through 43, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

	2006	2005	2004	2003	2002
EARNINGS
Interest income	$369,083	$271,911	$219,454	$235,863	$294,483
Interest expense	151,859	83,621	40,350	42,684	76,452
Net interest income	217,224	188,290	179,104	193,179	218,031
Provision for loan losses	8,734	5,775	5,370	12,005	16,738
Noninterest income	254,945	251,873	228,103	245,919	232,206
Noninterest expense	381,417	358,069	350,102	351,106	360,949
Net income	59,767	56,318	42,839	58,879	57,173

AVERAGE BALANCES
Assets	$7,583,217	$7,094,319	$6,927,929	$7,150,135	$7,589,065
Loans, net of unearned interest	3,579,665	3,130,813	2,781,084	2,588,794	2,632,850
Securities	2,797,114	2,918,445	3,033,732	3,556,388	3,897,717
Deposits	5,488,798	5,135,968	4,976,037	5,280,203	5,527,836
Long-term debt	37,570	34,820	17,579	17,384	27,466
Shareholders' equity	843,097	829,412	821,556	808,472	794,202

YEAR-END BALANCES
Assets	$8,917,765	$8,247,789	$7,805,006	$7,749,419	$8,035,559
Loans, net of unearned interest	3,767,565	3,393,404	2,869,224	2,722,292	2,657,532
Securities	3,363,453	3,463,817	3,825,765	3,784,297	4,211,187
Deposits	6,308,964	5,920,822	5,388,238	5,636,125	5,846,947
Long-term debt	38,020	38,471	21,051	16,280	26,302
Shareholders' equity	848,875	833,463	819,182	811,923	802,800

PER SHARE DATA
Earnings—basic	$1.40	$1.31	$0.99	$1.35	$1.30
Earnings—diluted	1.40	1.30	0.99	1.35	1.29
Cash dividends	0.52	0.46	0.43	0.41	0.40
Dividend payout ratio	37.14%	34.73%	43.43%	30.37%	30.77%
Book value	$20.08	$19.39	$18.93	$18.72	$18.26
Market price
High	38.04	34.25	29.45	25.75	25.05
Low	31.80	26.45	23.23	18.13	18.10
Close	36.51	31.96	28.33	23.77	19.13

Return on average assets	0.79%	0.79%	0.62%	0.82%	0.75%
Return on average equity	7.09	6.79	5.21	7.28	7.20
Average equity to average assets	11.12	11.69	11.86	11.31	10.47
Total risk-based capital ratio	14.65	16.99	19.20	20.25	18.88

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2006. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

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

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During 2006, progress on this strategy was illustrated by an increase in net interest income of 15.4 percent from the previous year. This was accomplished through both earning asset growth, as well as an overall increase in net interest margin. Average earning assets increased by $477.4 million, or 7.6 percent, from 2005. Most of this earning asset growth was through average loan growth of $448.9 million, or 14.3 percent. The mix of earning assets improved as a larger percentage of earning assets consisted of higher yielding loans. Average loans comprised 53.0 percent of average earning assets during 2006 compared to 49.9 percent in the prior year. Further, the average loan-to-deposit ratio was 65.2 percent in 2006 as compared to 61.0 percent in 2005. Net interest margin, on a tax-equivalent basis, increased 22 basis points compared to 2005. Although net interest spread decreased 7 basis points from 2005, the contribution from free-funds increased 29 basis points. The Company’s cost of funds increased in 2006 as a result of higher rates paid on customer accounts following the Federal Reserve Bank’s tightening cycle.

The second strategy is to grow the Company’s fee-based businesses. The average loan-to-deposit ratio of the Company’s subsidiary banks has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During 2006, noninterest income represented 54 percent of total income. In particular, the Company is emphasizing its asset management, credit card, health care services and treasury management businesses. The focus in asset management is discussed in the fourth strategy below. In late 2005, the card services group implemented new reward programs to increase card usage. During 2006, the average balance of credit card loans increased by 7.8 percent and credit card fees increased by 16.2 percent. The most significant impact from card services was within the commercial card segment which had a 24 percent increase in cardholder volume. Within its treasury management business, the Company continues to focus on helping customers transition from paper payment to electronic payment options by providing new products and services, such as paycard and remote deposit capture. Additionally, the Company rolled out UMB Web ExchangeSM in 2006. UMB Web ExchangeSM is an upgraded treasury management platform. Management believes this will enhance information reporting and transaction initiation via the Internet, which improves control of service through online self-administration and strengthens system security. The Company continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers.

The third strategy is a focus on the retail distribution network. At the end of 2006, the Company had 139 branches which reflects the net effect in 2006 of closing five branches and opening four, including the acquisition of Mountain States Bank. During the third quarter of 2006, the Company acquired Mountain States Bancorporation, and its subsidiary, Mountain States Bank. Mountain States Bank was a single-location bank operating in downtown Denver. Since 2004, the Company has closed fifteen branches, sold nine branches and opened nine new locations. Although the Company has decreased branches by a net of fifteen since 2004, the Company’s average deposits during 2006 were 10.3 percent greater than in 2004. Further, the number of retail customers increased by six percent during 2006 primarily as a result of continued deposit campaigns, as well as the acquisition of Mountain States Bank.

The fourth strategy is to expand the asset management business of the Company. In particular, the focus is on growing the UMB Scout Funds (which are managed by a subsidiary of the Company) and migrate to an investment advisory model. The investment advisory model is developed by an internal committee intended to enhance and streamline the investment decision making for traditional trust and investment management customers. Total assets under management increased by 23 percent in 2006 compared to 2005, and total assets under management were over $10 billion at December 31, 2006. This is the highest balance since the employee benefit accounts were sold to Marshall & Ilsley in 2004. The Company benefited from net flows of $898 million into the UMB Scout Funds during 2006, which included the equity, bond and money market funds. Excluding the money market funds, net flows were $684 million during 2006. Total assets under management from the UMB Scout Funds were $5.0 billion at December 31, 2006, compared to $3.5 billion at December 31, 2005. Additionally, the Company hired a new fund manager to start the UMB Scout Mid-Cap Fund which was launched on November 1, 2006. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income as discussed in the Strategic Segment section on page 30 below.

The fifth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company repurchased 850,997 shares of common stock at an average price of $34.78 per share during 2006. Further, the Company increased dividends during 2006 to $21,978,000 ($0.52 per share), compared to $19,629,000 ($0.46 per share) in 2005. This was a 13.0 percent increase in per share dividends during 2006 as compared to 2005. At the end of 2006, the Company had a total risk-based capital ratio of 14.65 percent, which is substantially higher than the ten percent regulatory minimum to be considered well-capitalized.

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

Earnings Summary

The Company recorded consolidated net income of $59.8 million for the year ended December 31, 2006. This represents a 6.1 percent increase over 2005. Net income for 2005 increased 31.5 percent compared to 2004. Basic earnings per share for the year ended December 31, 2006 were $1.40 per share compared to $1.31 in 2005 and $0.99 in 2004. Basic earnings per share for 2006 increased 6.9 percent over 2005 per share earnings, which had increased 32.3 percent over 2004. Fully diluted earnings per share for the year ended December 31, 2006, were $1.40 per share compared to $1.30 in 2005 and $0.99 in 2004.

The Company’s net interest income increased to $217.2 million in 2006 compared to $188.3 million in 2005 and $179.1 million in 2004. The $28.9 million increase in net interest income in 2006 as compared to 2005 is primarily a result of both a favorable rate and volume variance. See Table 1 on page 22. The favorable volume variance was led by a 14.3 percent increase in the average balance of loans and loans held for sale. Although the net interest spread declined by 7 basis points in 2006 as compared to 2005, the rate variance was still positive because of the benefit from interest-free funds. The impact of this benefit is illustrated on Table 2 on page 23. The $9.2 million increase in net interest income in 2005 as compared to 2004 is primarily a result of a favorable volume variance partially offset by an unfavorable rate variance. The volume variance was mostly driven by an 18.3 percent increase in loans and loans held for sale in 2005 as compared to 2004. Although interest rates increased during 2005, the Company experienced an unfavorable rate variance in 2005 as compared to 2004 as its liabilities repriced more quickly than its assets. The Company anticipates that its margins will continue to slowly improve if rates remain stable or even decrease slightly. See Table 15 on page 44 for an the impact of a rate increase or decrease on net interest income.

The Company had an increase of $3.1 million, or 1.2 percent, in noninterest income in 2006 as compared to 2005 and a $23.8 million, or 10.4 percent increase in 2005 compared to 2004. The increase in 2006 as compared to 2005 is primarily a result of increases in trust and securities processing due to increased inflows into the UMB Scout funds and increases in bankcard fees primarily from increased commercial card usage. These increases were partially offset by a decrease in service charge income, a decrease in net gains on the sales and closures of banking facilities and a decrease in gain on the sale of employee benefit accounts. The increase in noninterest income in 2006 from 2005, and 2005 from 2004 is illustrated on Table 5 on page 26.

Noninterest expense increased in 2006 by $23.3 million, or 6.5 percent, compared to 2005 and increased in 2005 by $8.0 million, or 2.3 percent, compared to 2004. Categories of noninterest expense with the most significant increases in 2006 as compared to 2005 include equipment (primarily due to higher depreciation and maintenance costs associated with technology investments); processing fees (largely due to an increase in shareholder servicing and other administration fees paid to investment advisors related to the Scout Funds), salaries and employee benefits (due partially to new equity-based compensation rules and increases in employee benefit expenses), bankcard (linked to enhanced rebate programs for commercial and consumer card customers), marketing and business development (due to enhanced deposit and loan gathering campaigns) and other expense. The 8.0 million increase in noninterest expense in 2005 as compared to 2004 was partially attributable to a $4.4 million charge for the Voluntary Separation Plan (VSP) offered by the Company in 2005. Additionally, there were increases in processing fees, bankcard expenses and other miscellaneous expenses. These 2005 increases were partially offset by personnel related efficiencies and a decrease in marketing and business development expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2006, 2005 and 2004.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest free funding sources. Table 2 analyzes net interest rate margin for the three years ended December 31, 2006, 2005 and 2004. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2002 through 2006 are presented in a table following the footnotes to the Consolidated Financial Statements. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

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

Average Volume		Average Rate		2006 vs. 2005	Increase (Decrease)
2006	2005	2006	2005		Volume	Rate	Total
				Change in interest earned on:
$3,579,665	$3,130,813	6.66%	5.66%	Loans	$29,934	$31,580	$61,514
				Securities:
2,059,946	2,230,559	4.15	2.91	Taxable	(7,088)	27,866	20,778
682,363	629,576	4.99	4.72	Tax-exempt	2,082	1,370	3,452
378,028	228,177	5.06	3.50	Federal funds sold and resell agreements	7,576	3,556	11,132
56,639	60,144	4.68	3.91	Other	(165)	461	296

6,756,641	6,279,269	5.62	4.49	Total	32,339	64,833	97,172

				Change in interest incurred on:
3,648,158	3,248,695	2.66	1.60	Interest-bearing deposits	10,609	34,181	44,790
1,148,454	1,029,063	4.60	2.85	Federal funds purchased and repurchase agreements	5,492	17,969	23,461
51,084	49,368	4.19	4.36	Other	72	(85)	(13)

$4,847,696	$4,327,126	3.13%	1.93%	Total	16,173	52,065	68,238

				Net interest income	$16,166	$12,768	$28,934

Average Volume		Average Rate		2005 vs. 2004	Increase (Decrease)
2005	2004	2005	2004		Volume	Rate	Total
				Change in interest earned on:
$3,130,813	$2,781,084	5.66%	4.91%	Loans	$19,765	$20,792	$40,557
				Securities:
2,230,559	2,351,227	2.91	2.46	Taxable	(3,506)	10,567	7,061
629,576	615,176	4.72	4.67	Tax-exempt	739	334	1,073
228,177	280,305	3.50	1.57	Federal funds sold and resell agreements	(1,823)	5,414	3,591
60,144	69,163	3.91	3.15	Other	(352)	527	175

6,279,269	6,096,955	4.49	3.76	Total	14,823	37,634	52,457

				Change in interest incurred on:
3,248,695	3,110,432	1.60	0.87	Interest-bearing deposits	2,217	22,823	25,040
1,029,063	1,050,891	2.85	1.16	Federal funds purchased and repurchase agreements	(623)	17,831	17,208
49,368	36,052	4.36	3.13	Other	580	443	1,023

$4,327,126	$4,197,375	1.93%	0.96%	Total	2,174	41,097	43,271

				Net interest income	$12,649	$(3,463)	$9,186

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2006	2005	2004
Average earning assets	$6,756,641	$6,279,269	$6,096,955
Interest-bearing liabilities	4,847,696	4,327,126	4,197,375

Interest-free funds	$1,908,945	$1,952,143	$1,899,580

Free funds ratio (free funds to earning assets)	28.25%	31.09%	31.16%

Tax-equivalent yield on earning assets	5.62%	4.49%	3.76%
Cost of interest-bearing liabilities	3.13	1.93	0.96

Net interest spread	2.49%	2.56%	2.80%
Benefit of interest-free funds	0.89	0.60	0.30

Net interest margin	3.38%	3.16%	3.10%

The Company experienced an increase in net interest income of $28.9 million, or 15.4 percent, for the year 2006 compared to 2005. This followed a smaller increase of $9.2 million, or 5.1 percent, for the year 2005 compared to 2004. As illustrated in Table 1, the 2006 increase is due to both a favorable volume and favorable rate variance. In addition to the significant favorable volume variance associated with higher loan balances in 2006, federal funds sold and resell agreements contributed to the favorable volume variance. This activity increased as short-term and overnight funds were acquired to offset increases in customer repurchase agreements through most of 2006. In the prior year, these amounts were typically invested in short-term discount notes, which is why there is a corresponding decrease in the volume variance for taxable securities. Management anticipates that the category in which we meet our short-term investment needs will be determined by rate and availability. The favorable volume and rate variances for earning assets were partially offset by corresponding higher volume and rate variances on the liability side of the balance sheet. Deposit gathering campaigns during late 2005 and 2006 increased both deposit balances and the rates paid on those balances. Overall, the rates did not increase on deposit accounts as rapidly as in the previous year as the Federal Reserve’s Open Market Committee did not increase rates in 2006 as much as they did in 2005.

The increase in the cost of funds has also increased the favorable impact from the benefit of interest-free funds. The Company has a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 36.4 percent; 34.7 percent and 37.0 percent of total outstanding deposits at December 31, 2006, 2005 and 2004, respectively. As illustrated on Table 2, the impact from these interest-free funds was 89 basis points in 2006, compared to 60 basis points in 2005 and 30 basis points in 2004. Although the amount of these deposits has gone down as a percent of total deposits, the significant increase in the cost of funds causes the overall benefit to increase. A portion of these demand deposits are corporate deposits which banks are prohibited from paying interest under federal law. Instead, the corporate customers are provided an earnings credit to offset deposit service charges which is a significant contributor to the decline in deposit service charge income as discussed below.

The 2005 increase in net interest income over 2004 is primarily a result of a favorable volume variance due to a $350 million, or 12.6 percent, increase in average loan balances. The increase in interest rates during 2005 had a favorable impact on the rate variance for earning assets. However, the same increase in rates affected liabilities repricing more quickly than asset repricing, causing an overall unfavorable rate variance for 2005 as compared to 2004. Although the duration of the Company’s portfolio was relatively short prior to 2005, the increase in rates had a more immediate impact on liabilities than assets.

Management believes that the overall outlook in its net interest income is positive if rates remain stable or even decline slightly. The Company has experienced a repricing of most of its liabilities during the recent interest rate cycle and continues to have its assets favorably reprice. Further, the highest yielding assets, loans, have increased from an average of $2.8 billion in 2004 to an average of $3.6 billion in 2006. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio as, by design, its investment portfolio is short in duration and liquid in its composition of assets.

During 2007, approximately $1.3 billion of securities are expected to mature and be reinvested. This includes $608 million of short-term agency notes which will mature during the first few weeks of 2007. In late 2004, management adopted a portfolio modification plan designed to improve interest income by extending the average life of its investment portfolio. The Company implemented this extension strategy throughout 2005 and 2006. The total investment portfolio had an average life of 28.9 months and 23.0 months as of December 31, 2006 and December 31, 2005, respectively. This increase is a result of implementing the extension strategy. It should be noted that the Company has a significant portfolio of extremely short-term discount notes as of the end of both 2006 and 2005. These securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At December 31, 2006, the amount of such discount notes was approximately $608 million, and without these discount notes, the average life of the core investment portfolio would have been 35.3 months. At December 31, 2005, the amount of such discount notes was approximately $840 million, and without these discount notes, the average life of the core investment portfolio would have been 30.4 months. Therefore, the core investment portfolio, without the short-term discount notes, had an increase in average life of 4.9 months in 2006. Management expects to continue to hold the average duration of the investment portfolio at approximately the same level in 2007.

Provision and Allowance for Loan Losses

The allowance for loan losses (ALL) represents management’s judgment of the losses inherent in the Company’s loan portfolio as of the balance sheet date. An analysis is performed quarterly to determine the appropriate balance of the ALL. This analysis considers items such as historical loss trends, a review of individual loans, migration analysis, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. This analysis is performed separately for each bank as regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis. After the balance sheet analysis is performed for the ALL, the provision for loan losses is computed as the amount required to adjust the ALL to the appropriate level.

As illustrated on Table 4 below, the ALL remained relatively flat at 1.20% of total loans as of December 31, 2006 compared to 1.21% of total loans as of December 31, 2005. Based on the factors above, management of the Company expensed an additional $3.0 million, or 51.2 percent, related to the provision for loan losses in 2006 as compared to 2005. This compares to a $0.4 million, or 7.5 percent increase in the provision for loan losses in 2005 as compared to 2004.

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

	December 31
Loan Category	2006	2005	2004	2003	2002
Commercial	$31,136	$28,445	$17,325	$22,550	$20,050
Consumer	10,387	10,726	20,806	19,644	16,278
Real estate	3,333	1,572	4,292	1,200	900
Agricultural	20	32	250	50	50
Leases	50	50	50	50	50

Total allowance	$44,926	$40,825	$42,723	$43,494	$37,328

Table 4 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on pages 46 and 47 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2006	2005	2004	2003	2002
Allowance-beginning of year	$40,825	$42,723	$43,494	$37,328	$35,637
Provision for loan losses	8,734	5,775	5,370	12,005	16,738
Allowance of banks and loans acquired	2,359
Charge-offs:
Commercial	(5,861)	(2,261)	(2,150)	(2,320)	(8,483)
Consumer
Bankcard	(4,522)	(5,925)	(5,541)	(6,175)	(6,118)
Other	(2,554)	(1,918)	(2,050)	(2,825)	(3,746)
Real estate	—	(3)	(4)	(17)	(13)

Total charge-offs	(12,937)	(10,107)	(9,745)	(11,337)	(18,360)
Recoveries:
Commercial	3,494	443	1,257	2,998	457
Consumer
Bankcard	1,073	1,008	1,129	1,097	1,307
Other	1,376	981	1,217	1,294	1,507
Real estate	2	2	1	109	21
Agricultural	—	—	—	—	21

Total recoveries	5,945	2,434	3,604	5,498	3,313

Net charge-offs	(6,992)	(7,673)	(6,141)	(5,839)	(15,047)

Allowance-end of year	$44,926	$40,825	$42,723	$43,494	$37,328

Average loans, net of unearned interest	$3,562,038	$3,109,774	$2,758,312	$2,536,196	$2,614,362
Loans at end of year, net of unearned interest	3,753,445	3,373,944	2,845,196	2,701,901	2,639,669
Allowance to loans at year-end	1.20%	1.21%	1.50%	1.61%	1.41%
Allowance as a multiple of net charge-offs	6.43	x	5.32	x	6.96	x	7.45	x	2.48	x
Net charge-offs to:
Provision for loan losses	80.04%	132.87%	114.36%	48.64%	89.90%
Average loans	0.20	0.25	0.22	0.23	0.59

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Fee-based, or noninterest income, increased slightly in 2006 as compared to 2005. The increase in noninterest income would have been even greater as 2005 included $9.2 million of net gains on the sales and closures of banking facilities and $3.6 million of net gain on the sale of employee benefit accounts reported in 2005. Comparable net gains of $0.8 million were reported in 2006.

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

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2006	2005	2004	06-05	05-04	06-05	05-04
Trust and securities processing	$98,250	$82,430	$75,742	$15,820	$6,688	19.2%	8.8%
Trading and investment banking	18,192	17,787	17,389	405	398	2.3	2.3
Service charges on deposit accounts	73,598	79,420	73,533	(5,822)	5,887	(7.3)	8.0
Insurance fees and commissions	3,956	3,326	3,487	630	(161)	18.9	(4.6)
Brokerage fees	6,228	5,933	7,731	295	(1,798)	5.0	(23.3)
Bankcard fees	38,759	33,362	31,435	5,397	1,927	16.2	6.1
Gain on sales of assets and deposits, net	793	9,237	2,185	(8,444)	7,052	(91.4)	322.8
Gain on sale of employee benefit accounts	—	3,600	1,240	(3,600)	2,360	(100.0)	190.3
Gains (losses) on sales of securities available for sale, net	117	(225)	141	342	(366)	(152.0)	(259.6)
Other	15,052	17,003	15,220	(1,951)	1,783	(11.5)	11.7

Total noninterest income	$254,945	$251,873	$228,103	$3,072	$23,770	1.2%	10.4%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 5 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2006 as compared to 2005 and in 2005 as compared to 2004.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and mutual fund assets servicing. These fees increased year-over-year for the past two years by 19.2 percent and 8.8 percent, respectively. The increase in trust and securities processing fees in 2006 as compared to 2005 was primarily a result of a $9.4 million increase in management fees earned by Scout Investment Advisors, Inc. (a subsidiary of the Company) related to the UMB Scout Funds. These fees are related to the total assets under management of these funds. The total assets under management for the UMB Scout Funds were $5.0 billion at December 31, 2006 as compared to $3.5 billion at December 31, 2005. Additionally, there were approximately $5.6 million in higher fund administration fees earned by UMB Fund Services. These two items were also the primary reasons for the respective increases in this category in 2005 as compared to 2004. As the income from these two divisions are highly correlated to the market value of assets, the related income will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout funds.

Service charges on deposit accounts decreased by 7.3 percent in 2006 as compared to 2005, whereas, this category increased by 8.0 percent in 2005 as compared to 2004. The decrease in 2006 as compared to 2005 is primarily attributable to a decline in corporate service charge income, which was partially offset by an increase in overdraft and return item charges. Corporate service charge income was adversely affected by increases in earnings credits on compensating balances. Due to the increase in interest rates, the earnings credits on compensating balances increased correspondingly. Corporate service charge income is also affected by the shift of customer payments from paper to electronic. The Company has focused significant resources into maintaining its cash management income levels. Examples of this investment include new products, the rollout of improved sales incentives and the introduction of WebExchangeSM during 2006. However, the external challenges facing the Company make the impact of these changes on its income uncertain. Partially offsetting this decrease in corporate service charge income, consumer service charge income increased by 6.5 percent during 2006, as compared to 2005 due mostly to pricing increases. The increase in service charge income in 2005 over 2004 was primarily a result of a $7.5 million increase in individual overdraft and return item charges partially offset by a decrease in corporate service charges. The increase in individual overdraft and return item charges in 2005 was mostly due to pricing increases and changes in overdraft and collection procedures in the second half of 2004. These fees continued to increase through 2006, although management does not expect that the level of overdraft and return item charges will continue to increase significantly.

Brokerage fees increased slightly in 2006 after a larger decline in the prior year. Management addressed the decline from the prior years by focusing on its distribution network and commercial customer base. The increase in brokerage fees in 2006 as compared to 2005 was primarily attributable to institutional money market and other asset-backed fee income. The decline in 2005 as compared to 2004 was mostly due to the continued decreased demand for retail brokerage accounts.

Bankcard fees increased by 16.2 percent in 2006 as compared to 2005. This increase followed a smaller increase in 2005 over 2004 of 6.1 percent. The increase in both years reflects both higher card volume and a greater average transaction dollar amount. In 2005, the credit card rebate programs were modified to encourage increased usage by both consumer and commercial customers. Management continues to focus on bankcard fees as a continued source of fee-based income for the Company with a particular emphasis in commercial card segments. On the consumer side, management expects a continued transfer from offline to online debit card activity.

Gains on sales of assets and deposits, net, were approximately $0.8 million in 2006 as compared to $9.2 million in 2005. The 2006 gain was primarily a result of a few small property transactions during 2006. The 2005 gains were primarily attributable to net gains on the sales of eleven banking facilities. Other gains in 2005 included a $2.4 million gain related to the condemnation sale of a downtown Kansas City banking facility to the city, as well as a $1.2 million gain on the sale of a portion of land related to another Kansas City banking facility. The $2.2 million gain in 2004 was primarily related to the condemnation sale of a downtown Kansas City parking lot.

Gain on sale of employee benefit accounts represent earnout payments received in 2005 and 2004 as a result of the sale of employee benefit accounts announced in May 2003. The accounts were transferred in the first month of 2004 and a gain of $1.2 million was recognized in the year. In the first quarter of 2005, an earnout payment of $3.6 million was received based on the income received during the first twelve months on accounts transferred in 2004. There was no gain associated with this item in 2006.

Other income decreased by 11.5 percent in 2006 as compared to 2005. This decrease was primarily a result of several reductions in miscellaneous fee income for such items as consulting fees with correspondent banks, home banking fees due to the switch to free on-line bill pay products, and a decrease in net fees related to selling mortgage loans. The increase in 2005 compared to 2004 is mostly due to greater data processing fees on correspondent banking accounts, as well as several smaller miscellaneous income items, the largest of which was a $0.3 million of income in exchange for a trade membership owned by the Company.

Noninterest Expense

Noninterest expense increased in both 2006 and 2005 as compared to the respective prior years. Table 6 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2006	2005	2004	06-05	05-04	06-05	05-04
Salaries and employee benefits	$193,980	$190,197	$189,876	$3,783	$321	2.0%	0.2%
Occupancy, net	27,776	26,468	26,131	1,308	337	4.9	1.3
Equipment	48,968	44,031	43,422	4,937	609	11.2	1.4
Supplies and services	22,805	21,808	22,268	997	(460)	4.6	(2.1)
Marketing and business development	14,835	13,309	15,306	1,526	(1,997)	11.5	(13.1)
Processing fees	28,292	23,594	21,372	4,698	2,222	19.9	10.4
Legal and consulting	8,175	8,577	8,825	(402)	(248)	(4.7)	(2.8)
Bankcard	13,831	11,608	9,116	2,223	2,492	19.2	27.3
Amortization of intangibles	1,600	740	742	860	(2)	116.2	(0.3)
Other	21,155	17,737	13,044	3,418	4,693	19.3	36.0

Total noninterest expense	$381,417	$358,069	$350,102	$23,348	$7,967	6.5%	2.3%

Salaries and employee benefits expense increased by two percent in 2006 as compared to 2005. This increase in 2006 is attributable to several items including a $1.3 million increase in equity-based compensation as a result of the implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”; a $1.8 million increase in the Company match of the 401(k) and profit sharing plan in 2006; and a $1.6 million increase in health insurance costs associated with the Company’s self-funded insurance plan. The 401(k) plan had a 25 percent increase in the company match effective on January 1, 2006. After this change, the Company matched fifty percent of the first five percent of employee salary deferrals compared to fifty percent of the first four percent prior to the change. The profit sharing contribution in 2006 was the first profit sharing contribution since 2003. Additionally, the base salaries increased by approximately 4.1 percent in 2006 as compared to 2005 partly due to the acquisition of Mountain States Bank in the third quarter of 2006. Overall full-time equivalent employees remained relatively flat at the end of both 2005 and 2006. Full-time equivalent employees were 3,433 at the end of 2005 and 3,432 at the end of 2006, despite the addition of 57 positions in September 2006 with the acquisition of Mountain States Bank. Although the overall change in salary and benefit expense from 2004 to 2005 was small, there was a $4.4 million charge for payments made to employees under the VSP. These higher costs were offset by decreases in staffing levels during 2005. The hiring of additional strategic sales personnel in 2006 had an unfavorable impact on salary expense in 2006. Management anticipates that this investment in sales personnel will provide additional revenue, but the impact on future income is unknown.

Occupancy, net expense increased by 4.9 percent in 2006 as compared to 2005, after remaining relatively flat from 2005 as compared to 2004. The increase in 2006 is primarily attributable to increased depreciation and rent expense on buildings, coupled with a decrease in rental income on Company-owned facilities. Management does not anticipate a significant future investment in properties, but we continue to evaluate our entire branch network and footprint for new opportunities. Whether the decrease in rental income will continue into future years depends upon the Company’s ability to fully lease its vacant space, and the timing and conditions of any such leases are currently unknown.

Equipment costs increased by 11.2 percent in 2006 as compared to 2005, after a moderate 1.4 percent increase in 2005 as compared to 2004. Equipment costs increased primarily due to additional depreciation, amortization and maintenance on major software upgrades and acquisitions implemented during early 2005 and early 2006. These projects include Check 21 imaging software, WebExchangeSM commercial treasury management software upgrades, voice over internet protocol software, interactive voice response software upgrades, customer relationship management software, and the umb.com upgrade. Management anticipates that although the level of investment in technology will continue to increase during 2007, it will increase at a decreasing rate.

Marketing and business development increased 11.5 percent in 2006 as compared to 2005. This increase is primarily due to higher business development related expenditures, as well as concentrated loan and deposit gathering campaigns designed to increase home equity lines of credit and certain retail deposits. Marketing expense decreased by 13.1 percent in 2005 as compared to 2004 due to a management shift in television and other media advertising to more local community sponsorships.

Processing fees increased in both 2006 and 2005 compared to the respective prior years. The increase in both years is primarily attributable to an increase in shareholder servicing and other administration fees paid to investment advisors related to the Scout Funds as a result of increases in assets under management for both years. The amount of such fees paid in future years is dependent upon assets under management (affected by both fund inflows as well as market values), and is expected to generally correlate to trends in the equity markets. Additional processing fee increases in 2006 as compared to 2005 are attributable to ATM network expenses and purchased EDP services. Management anticipates that the level of the ATM network expenses should decline in 2006 as a significant number of ATMs are being removed from the network, primarily associated with the Walgreen’s locations.

Bankcard expenses increased in both 2006 and 2005 compared to the respective prior years. The increases in both 2006 and 2005 are primarily attributable to customer rebate programs associated with the implementation of a new platinum rebate program in 2005 for individual customers and enhancements to the rebate program for corporate customers in 2004. Additional expenses relate to increased item expenses which correlate to the increase in bankcard fee income.

Amortization of intangibles increased by $0.9 million in 2006 as compared to 2005 due to the acquisition of Mountain States Bank in September 2006. As 2006 only represented a partial year of new amortization, management anticipates that this expense will increase in 2007 as a result of the first full year of amortization related to this acquisition.

Other expenses increased in both 2006 and 2005 compared to the respective prior years. The increase in 2006 as compared to 2005 is primarily due to a $2.4 million increase in miscellaneous operational charge-offs. The remaining increase was mostly due to higher directors’ fees in 2006 as compared to 2005. The higher expense in 2005 compared to 2004 is a result of many items including: a $1.8 million increase in operational charge-offs primarily due to the new overdraft program, a $0.5 million increase in charitable contributions, and the remainder from a variety of non-operating charge-offs.

Income Taxes

Income tax expense totaled $22.3 million in 2006, compared to $20.0 million in 2005 and $8.9 million in 2004. These expense levels equate to effective rates of 27.1 percent, 26.2 percent, and 17.2 percent for 2006, 2005, and 2004, respectively. The primary reason for the difference between the Company’s effective tax rate and the statutory tax rate is the effect of non-taxable income from municipal securities and state and federal tax credits realized. The increase in the effective tax rate in 2006 as compared to 2005 was primarily a result of tax-exempt income representing a smaller percentage of pre-tax net income. The more dramatic increase in the effective tax rate in 2005 as compared to 2004 was a result of a $1.9 million reduction in federal and state rehabilitation tax credits received related to the rehabilitation of a downtown Kansas City, Missouri office building. Management believes that the effective tax rate will increase slightly in 2007 as no significant federal or state tax credits are anticipated.

Strategic Segments

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Investment Services Group. The segments are differentiated by both the customers and the products and services offered. Note 13 to the Consolidated Financial Statements describes how these segments are identified and presents financial results of the segments for the years ended December 31, 2006, 2005 and 2004. The Treasury and Other Adjustments category includes items not directly associated with any other segment.

Commercial Banking and Lending’s 2006 pre-tax net income increased from 2005 by $3.0 million, or 15.0 percent, to $22.7 million. In 2005, the pre-tax net income decreased from 2004 by $1.5 million, or 6.9 percent, to $19.8 million. For 2006, the increase in net income was driven primarily by a greater net interest income of $6.1 million due mostly to higher loan volume and increased margins. This increase was partially offset by an increase in the provision for loan losses and an increase in noninterest expense. The decrease in pre-tax net income in 2005 as compared to 2004 was primarily a result of a $1.1 million reduction in net interest income as a result of higher funding costs associated with rate increases throughout 2005, as well as an increase to the provision for loan loss. The Company has invested in this segment with the implementation of a CRM system to aid in sales management, the identification of cross sale opportunities, and overall knowledge of a client's banking relationship. Management anticipates continued competition for commercial loans in 2007 and, therefore, expects net interest income growth to be at a more measured pace.

Payment and Technology Solutions’ pre-tax net income increased $5.8 million, or 23.2 percent, to $30.8 million compared to an increase of $3.3 million, or 15.2 percent, to $25.0 million in 2005. The increase in both years is largely due to higher net interest income related to higher margins. Net interest income increased by $8.7 million or 19.3 percent, in 2006 as compared to 2005, and increased by $5.7 million, or 14.3 percent, in 2005 as compared to 2004. The increases in net interest margin are primarily attributable to higher fund transfer pricing rates on deposits from this segment. In 2006, noninterest income within this segment decreased primarily from a reduction in deposit service charge income, but was partially offset by significant percentage increases in both healthcare income and commercial credit/purchasing card income. Challenges for this segment arise from competitive pressures, as well as the technological challenges due to the movement from paper to electronic processing. If interest rates remain stable or continue to increase in 2007, pressure will continue to be placed on deposit service charge income which is directly impacted by earnings credits on compensating balances. The Company has focused significant resources into creating and enhancing products and services to keep the Company in step with the client’s changing needs. The primary example of this investment is the introduction of WebExchangeSM, an upgraded online banking software for businesses, in 2006.

Banking Services’ pre-tax net income declined slightly in 2006 as compared to 2005. The 2005 pre-tax net income for this segment decreased by $4.9 million, or 56.5 percent. For 2005, the decrease in pre-tax net income is primarily attributable to a decrease in net interest income of $2.1 million and an increase in noninterest expense of $2.2 million. Net interest income was down in 2005 due primarily to a $60 million, or 33%, decline in deposits as the increase in earnings credit rate decreased the required amount of compensating balances. A change in deposit mix from noninterest bearing deposits to interest bearing repurchase agreements also helped fuel this movement. If this trend continues, future increases in interest rates would have an adverse effect on net interest margin for this segment. Noninterest expense increased in 2005 as compared to 2004 primarily due to VSP salary expenses as well as Fed pricing increases.

Consumer Services’ pre-tax net income decreased by $6.1 million, or 56.4 percent, to $4.7 million in 2006 as compared to 2005. One of the primary drivers of the decrease in pre-tax net income within this segment are the net gains on the sale of branch facilities recognized during 2005. The remainder of the decrease in pre-tax net income in 2006 is mostly attributable to an increase in noninterest expense in 2006 as compared to 2005. This increase in noninterest expense is mostly related to greater bankcard expense (related to the growth of bankcard income), greater depreciation expense from new branch facilities, higher ATM network charges, marketing cost increases due to deposit gathering and consumer loan campaigns and increased allocations of corporate technology costs. The increase in noninterest expense was partially offset by a $12.6 million increase in net interest income. Net interest income grew primarily because of a greater funds transfer pricing credit corresponding to higher rates and higher deposits levels within this segment. Pre-tax net income increased by 17.9 million in 2005 as compared to 2004 attributable to a $10.6 million dollar increase in noninterest income, a $5.0 million increase in net interest income, and a $0.9 million decrease in noninterest expense. Fee income increased in 2005 as a result of net account growth, the implementation of new service charges on depository products and from the sale of banking facilities. The increase in the net interest income occurred as assets repriced in a higher interest rate environment and core deposits lagged. Management anticipates continued growth in service fee income in 2007, but at a more measured pace than in 2006. Consumer Services’ ability to increase net interest margin in 2007 will be dependent upon its ability to grow deposits and higher yielding consumer loans. Further, variable-rate consumer loan products such as home equity lines of credit will benefit in a rising interest rate environment.

Asset Management’s pre-tax net income in 2006 was $14.8 million, which is an increase of $5.6 million, or 60.0 percent, from 2005. This is compared to a $1.4 million, or 17.3 percent, increase in pre-tax net income in 2005 as compared to 2004. The increase in pre-tax net income for both years is mostly attributable to increases in noninterest income, partially offset by increases in noninterest expense. Noninterest income increased mostly due to fees associated with the UMB Scout Funds. Noninterest expense also increased related to increased distribution fees from the funds related to the increased net flows into the funds. These fees are driven by asset values maintained in the funds. Management has had success in its efforts to increase net flows to the UMB Scout Funds and will continue to focus sales efforts to continue this trend. The year-over-year impact on noninterest income and noninterest expense related to the growth in assets under management within the UMB Scout Funds was not as significant in 2005 as it was in 2006 primarily because of a fee unbundling change made in early 2005. In March 2005, the UMB Scout Funds held a shareholder meeting to approve changes to the individual fund structures and organization. The most significant change related to fee unbundling. Historically, Scout Investment Advisors, a wholly-owned subsidiary of the Company, collected a fee from the funds and was responsible for paying expenses on behalf of the funds. Effective April 1, 2005, Scout Investment Advisors charges an advisory fee and the individual funds pay direct expenses including accounting, administration, transfer agency and audit fees. The purpose of the fee unbundling is to reduce expenses paid by the Company by a greater amount than the corresponding revenue decrease. Therefore, overall net income should increase. The ability for the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets as a significant portion of the fee income from this segment is related to total assets under management.

Investment Services Group’s pre-tax net income increased in both 2006 and 2005 as compared to the respective prior years. Pre-tax net income increased by $1.8 million, or 20.8 percent, in 2006 as compared to 2005 primarily due to higher noninterest income partially offset by greater noninterest expense. Noninterest income was higher due to increased fee income from new customers added in 2005 and 2006. Management believes that the increased income from new customers will continue in 2007, depending upon the overall uncertainties within the mutual fund industry and the overall health of the equity markets. Noninterest expense increased mostly due to higher processing fees with increased customer volume. For 2005, the increase in pre-tax net income is mostly due to a $2.2 million increase in net interest income attributable to both higher interest rates and increased volume due to higher deposits.

The net loss before tax for the Treasury and Other Adjustments category was $5.0 million for 2006, compared to a net loss of $0.9 million for 2005 and a net loss of $7.3 million for 2004. The net loss for this category includes eliminations and the gain from the sale of employee benefits accounts.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances increased by $374.2 million in 2006 due to management’s continued efforts to focus on new commercial and consumer loan relationships, as well as the acquisition of Mountain States Bank. Loans acquired due to the acquisition of Mountain States Bank were approximately $174 million. Commercial real estate and residential real estate loans had the most significant growth in outstanding balances in 2006 as compared to 2005.

Included in Table 7 is a five-year breakdown of loans by type. (It should be noted that during the first quarter of 2003 the Company reviewed the classifications of loans to ensure that loans were properly recorded on the loan system, which resulted in the reclassification of $92 million in loans from the commercial category to the commercial real estate category.) Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 63.9 percent and 62.4 percent of total loans and loans held for sale at the end of 2006 and 2005, respectively. The Company targets customers that will utilize multiple banking services and products.

Table 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2006	2005	2004	2003	2002
Commercial	$1,472,113	$1,419,723	$1,147,831	$1,134,633	$1,300,762
Agricultural	92,680	77,773	56,797	52,027	47,729
Leases	5,781	6,068	5,154	7,467	8,146
Real estate—construction	84,141	47,403	27,205	18,519	13,952
Real estate—commercial	752,336	567,062	471,840	414,915	307,850

Total business-related	2,407,051	2,118,029	1,708,827	1,627,561	1,678,439

Bankcard	193,838	183,380	172,691	161,676	163,808
Other consumer installment	788,487	804,390	774,414	746,425	642,106
Real estate—residential	364,069	268,145	189,264	166,239	155,316

Total consumer-related	1,346,394	1,255,915	1,136,369	1,074,340	961,230

Loans before allowance and loans held for sale	3,753,445	3,373,944	2,845,196	2,701,901	2,639,669
Allowance for loan losses	(44,926)	(40,825)	(42,723)	(43,494)	(37,328)

Net loans before loans held for sale	3,708,519	3,333,119	2,802,473	2,658,407	2,602,341
Loans held for sale	14,120	19,460	24,028	20,392	17,863

Net loans and loans held for sale	$3,722,639	$3,352,579	$2,826,501	$2,678,799	$2,620,204

As a % of total loans and loans held for sale
Commercial	39.07%	41.84%	40.00%	41.68%	48.95%
Agricultural	2.46	2.29	1.98	1.91	1.80
Leases	0.15	0.18	0.18	0.27	0.31
Real estate construction	2.23	1.40	0.95	0.68	0.52
Real estate—commercial	19.98	16.71	16.44	15.24	11.58

Total business-related	63.89	62.42	59.55	59.78	63.16

Bankcard	5.14	5.40	6.02	5.94	6.16
Other consumer installment	20.93	23.71	26.99	27.42	24.17
Real estate—residential	9.67	7.90	6.60	6.11	5.84

Total consumer-related	35.74	37.01	39.61	39.47	36.17

Loans held for sale	0.37%	0.57%	0.84%	0.75%	0.67%

Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans represent the largest percent of total loans. Commercial loans increased in volume over 2005, while their percentage of total loans decreased from 2006 from 2005. The volume increase was a result of management’s continued efforts to focus on new loan relationships, as well as the acquisition of Mountain States Bank. Management anticipates loan growth in 2007 to be at a more measured pace than in 2006.

As a percentage of total loans, commercial real estate and real estate construction loans now comprise 22.2% of total loans, compared to 18.1% at the end of 2005. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

Bankcard loans have increased overall in 2006 as compared to 2005, but have decreased slightly as a percentage of total loans. The absolute increase in such loans represents the continued emphasis in this segment. The increase in bankcard loans is due primarily to increased promotional activity and rewards programs.

Other consumer installment loans have decreased in total amount outstanding and as a percentage of loans. As many of these loans are linked to automobile financings, future loan volumes may be affected by the competitive environment including financing terms from automakers and other competitors, the overall economy and consumer debt levels. The effects of such factors are uncertain.

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

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on pages 46 and 47 of this report.

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

Securities available for sale and securities held to maturity comprised 41.4% of earning assets as of December 31, 2006, compared to 46.8% at year-end 2005. Total investment securities totaled $3.4 billion at December 31, 2006, compared to $3.5 billion at year-end 2005. Collateral pledging requirements for public funds and loan demand are expected to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 96.3% of the Company’s investment securities portfolio at December 31, 2006, compared to 95.9% at year-end 2005. In order to improve the yields of the securities portfolio, the Company has altered the mix and duration of its portfolio. The mix has changed by reducing the outstanding balances of U.S. Treasury Notes and moving to Mortgage-Backed Securities of U.S. Agencies and State and Political Subdivisions. Securities available for sale had a net unrealized loss of $27.3 million at year-end, compared to a net unrealized loss of $34.1 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, net of tax, as an unrealized loss of $17.3 million at year-end 2006 compared to an unrealized loss of $21.6 million for 2005.

The securities portfolio achieved an average yield on a tax-equivalent basis of 4.4% for 2006, compared to 3.3% in 2005 and 2.9% in 2004. The increase in yield is due to the replacement of lower yielding securities with higher yielding securities, as well as an increase in the average life of the portfolio. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The average life of the securities portfolio was 28.9 months at December 31, 2006 compared to 23.0 months at year-end 2005. As discussed above under Results of Operations, Net Interest Income on page 21, Management’s portfolio modification plan significantly increased the average life of the securities portfolio over the past two years. Management expects to continue to hold the average duration of the investment portfolio at approximately the same level in 2007.

Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4 to the Consolidated Financial Statements on page 61 of this document). There are U.S. Treasury obligations, federal agency mortgage backed securities, and municipal securities that have had unrealized losses for greater than 12 months. These unrealized losses are a result of interest rate volatility in the markets and not related to the credit quality of the investments. The Company has the ability and intent to hold these investments until a recovery of fair value is achieved, which may be maturity. Therefore, management does not consider these securities to be other-than-temporarily impaired at December 31, 2006.

Table 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2006	Amortized Cost	Fair Value
U.S. Treasury	$493,632	$493,362
U.S. Agencies	1,154,296	1,151,069
Mortgage-backed	942,339	923,124
State and political subdivisions	675,493	671,093

Total	$3,265,760	$3,238,648

December 31, 2005	Amortized Cost	Fair Value
U.S. Treasury	$537,399	$531,798
U.S. Agencies	1,260,924	1,256,227
Mortgage-backed	938,539	920,668
State and political subdivisions	620,193	614,505

Total	$3,357,055	$3,323,198

	US Treasury Securities		US Agencies Securities		Mortgage-Backed Securities
December 31, 2006	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$99,501	3.23%	$861,538	4.83%	$63,482	3.79%
Due after 1 year through 5 years	393,861	4.72	289,531	4.72	802,599	4.47
Due after 5 years through 10 years	—	—	—	—	43,725	4.58
Due after 10 years	—	—	—	—	13,318	5.68

Total	$493,362	4.41%	$1,151,069	4.81%	$923,124	4.44%

	State and Political Subdivisions
December 31, 2006	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$111,785	4.59%	$1,136,306
Due after 1 year through 5 years	290,571	4.78	1,776,562
Due after 5 years through 10 years	206,147	5.30	249,872
Due after 10 years	62,590	5.83	75,908

Total	$671,093	5.00%	$3,238,648

	US Treasury Securities		US Agencies Securities		Mortgage-Backed Securities
December 31, 2005	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$423,504	2.12%	$950,979	4.00%	$47,117	3.61%
Due after 1 year through 5 years	108,294	3.13	305,248	4.01	804,561	4.03
Due after 5 years through 10 years	—	—	—	—	68,990	4.67
Due after 10 years	—	—	—	—	—	—

Total	$531,798	2.33%	$1,256,227	4.00%	$920,668	4.06%

	State and Political Subdivisions
December 31, 2005	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$163,330	4.16%	$1,584,930
Due after 1 year through 5 years	212,320	4.34	1,430,423
Due after 5 years through 10 years	173,921	5.15	242,911
Due after 10 years	64,934	5.88	64,934

Total	$614,505	4.68%	$3,323,198

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2006	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$7,615	$7,653	7.24%
Due after 1 year through 5 years	8,445	8,445	5.96%
Due after 5 years through 10 years	8,798	8,798	6.02%
Due over 10 years	19,923	19,923	6.29%

Total	$44,781	$44,819	8 yr. 8 mo.

December 31, 2005
Due in one year or less	$29,815	$29,971	6.50%
Due after 1 year through 5 years	9,953	10,125	6.92%
Due after 5 years through 10 years	7,857	7,857	4.34%
Due over 10 years	19,412	19,412	5.59%

Total	$67,037	$67,365	6 yr. 0 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position was $515.3 million at year-end 2006 and $142.5 million at December 31, 2005.

The Investment Banking Division of the Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $472.4 million in 2006 and $475.2 million in 2005.

At December 31, 2006, the Company held securities bought under agreements to resell of $333.6 million compared to $284.1 million at year-end 2005. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $209.7 million in 2006 and $110.6 million in 2005.

The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2006 were $54.8 million, compared to $64.4 million in 2005, and were recorded at market value. As discussed at “Quantitative and Qualitative Disclosures About Market Risk — Trading Account” in Part II, Item 7A on page 45 below, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $6.3 billion at December 31, 2006 and $5.9 billion at year-end 2005. Deposits averaged $5.5 billion in 2006 and $5.1 billion in 2005. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest–bearing demand deposits averaged $1.8 billion in 2006 and $1.9 billion in 2005. These deposits represented 33.5% of average deposits in 2006, compared to 36.8% in 2005. The Company’s large commercial customer base provides a significant source of noninterest–bearing deposits. Many of these commercial accounts do not earn interest, however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2006	2005
Maturing within 3 months	$393,232	$344,399
After 3 months but within 6	75,209	68,665
After 6 months but within 12	78,962	36,595
After 12 months	25,337	51,355

Total	$572,740	$501,014

Table 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2006	2005	2004	2003	2002
Amount
Noninterest-bearing demand	$1,840,640	$1,887,273	$1,865,605	$1,788,165	$1,723,122
Interest-bearing demand and savings	2,454,684	2,302,174	2,214,782	2,460,496	2,624,828
Time deposits under $100,000	783,811	658,421	668,896	779,473	892,164

Total core deposits	5,079,135	4,847,868	4,749,283	5,028,134	5,240,114
Time deposits of $100,000 or more	409,663	288,100	226,754	252,069	287,722

Total deposits	$5,488,798	$5,135,968	$4,976,037	$5,280,203	$5,527,836

As a % of total deposits
Noninterest-bearing demand	33.53%	36.75%	37.49%	33.87%	31.17%
Interest-bearing demand and savings	44.72	44.82	44.51	46.60	47.49
Time deposits under $100,000	14.29	12.82	13.44	14.76	16.14

Total core deposits	92.54	94.39	95.44	95.23	94.80
Time deposits of $100,000 or more	7.46	5.61	4.56	4.77	5.20

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Securities sold under agreements to repurchase totaled $1.6 billion at December 31, 2006, and $1.3 billion at year-end 2005. This liability averaged $1.1 billion in 2006 and $1.0 billion in 2005. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 12

SHORT-TERM DEBT (in thousands)

	2006		2005
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$38,412	5.18%	$80,000	3.99%
Repurchase agreements	1,582,533	5.78	1,280,942	3.70
Other	17,881	4.98	35,091	3.89

Total	$1,683,826	5.76%	$1,396,033	3.72%

Average for year:
Federal funds purchased	$63,794	4.96%	$57,596	3.23%
Repurchase agreements	1,084,659	4.58	971,467	2.83
Other	13,514	4.58	14,548	2.87

Total	$1,161,967	4.60%	$1,043,611	2.85%

Maximum month-end balance:
Federal funds purchased	$67,548		$175,000
Repurchase agreements	1,582,533		1,280,942
Other	71,478		48,610

The Company has thirteen fixed-rate advances at December 31, 2006, from the Federal Home Loan Bank at rates of 3.80% to 7.13%. These advances, collateralized by Company securities, are used to offset interest rate risk of longer-term fixed-rate loans.

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

Total shareholders’ equity was $848.9 million at December 31, 2006, compared to $833.5 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the applicable price is then such that purchases would enhance overall shareholder value. During 2006 and 2005, the Company acquired 850,997 and 222,519 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.81% and total capital ratio of 14.65% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on page 47 of this report.

Table 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2006, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$—	$14,120	$14,120
Loans and leases	—	84,598	68,111	3,600,735	3,753,444
Securities available for sale	1,148,051	2,101,600	16,061	1,150	3,266,862
Securities held to maturity	—	14,421	—	30,360	44,781
Federal funds and resell agreements	—	848,922	—	—	848,922
Trading securities	1,396	38,149	12,761	12,228	64,534
Cash and due from banks	124,575	408,447	—	—	533,022
All other assets	8,265	—	—	340,623	348,888

Category totals	1,282,287	3,496,137	96,933	3,999,216	8,874,573

Risk-weighted totals	—	699,227	48,467	3,999,216	4,746,910
Off-balance-sheet items (risk-weighted)	—	11,085	686	694,501	706,272

Total risk-weighted assets	$—	$710,312	$49,153	$4,693,717	$5,453,182

	Tier1	Tier2	Total
Regulatory Capital
Shareholders’ equity	$848,875	$—	$848,875
Plus: accumulated other comprehensive loss	17,047	—	17,047
Less: premium on purchased banks	(113,032)	—	(113,032)
Allowance for loan losses	—	45,924	45,924

Total capital	$752,890	$45,924	$798,814

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			13.81%
Total capital to risk-weighted assets			14.65%
Leverage ratio (Tier 1 to total average assets less premium on purchased banks)			9.83%

For further discussion of regulatory capital requirements, see note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 67 and 68.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 14 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 77 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 14

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2006. The Company has no capital leases or long-term purchase obligations.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Short-Term Debt Obligations	$17,881	$17,881	$—	$—	$—
Long-Term Debt Obligations	38,020	3,274	6,234	5,301	23,211
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	26,357	4,358	7,144	3,596	11,259
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$82,258	$25,513	$13,378	$8,897	$34,470

The table below details the commitments, contingencies and guarantees for the Company as of December 31, 2006.

	Maturities due by Period
Commitments, Contingencies and Guarantees
Commitments, to extend credit for loans (excluding credit under credit card loans)	$1,438,855	$388,513	$285,010	$467,704	$297,628
Commitments, to extend credit under credit card loans	906,179	906,179	—	—	—
Commercial letters of credit	7,082	4,988	763	1,331	—
Standby letters of credit	291,904	270,125	21,496	—	283
Futures contracts	33,000	33,000	—	—	—
Forward foreign exchange contracts	6,803	6,803	—	—	—
Spot foreign exchange contracts	2,828	2,828	—	—	—

Total	$2,686,651	$1,612,436	$307,269	$469,035	$297,911

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of financial condition and results of operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, taxes, other contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from the recorded estimates.

Management believes that the Company’s critical accounting policies are those relating to: allowance for loan losses, goodwill and other intangibles, revenue recognition and accounting for stock-based compensation.

Allowance for Loan Losses

The Company’s allowance for loan losses represents management’s judgment of the loan losses inherent in the loan portfolio. The allowance is maintained and computed at each bank at a level that such individual bank management considers adequate. The allowance is reviewed quarterly, considering such factors as historical trends, internal ratings, migration analysis, current economic conditions, loan growth and individual impairment testing.

Larger commercial loans are individually reviewed for potential impairment. Those larger commercial loans that management deems probable that the borrower cannot meets its contractual obligations with respect to payment or timing are deemed to be impaired under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan”. These loans are then reviewed for potential impairment based on management’s estimate of the borrower’s ability to repay the loan given the availability of cash flows, collateral and other legal options. Any allowance related to the impairment of an individually impaired loan is based on the present value of discounted expected future cash flows, the fair value of the underlying collateral, or the fair value of the loan. Based on this analysis, some loans that are classified as impaired under SFAS 114 do not have a specific allowance and there is no related impairment as the discounted expected future cash flows or the fair value of the underlying collateral exceeds the Company’s basis in the impaired loan.

The Company also maintains an internal risk grading system for other loans not subject to individual impairment. An estimate of the inherent loan losses on such risk-graded loans is based on a migration analysis which computes the net charge-off experience related to each risk category.

An estimate of inherent losses is computed on remaining loans based on the type of loan. Each type of loan is segregated into a pool based on the nature of such loans. This includes remaining commercial loans that have a low risk grade, as well as homogenous loans. Homogenous loans include automobile loans, credit card loans and other consumer loans. Allowances are established for each pool based on the loan type using historical loss rates, certain statistical measures and loan growth.

An estimate of the total inherent loss is based on the above three computations. From this an adjustment not to exceed ten percent can be made based on other factors management considers to be important in evaluating the probable losses in the portfolio such as general economic conditions, loan trends, risk management and loan administration and changes in internal policies.

Goodwill and Other Intangibles

Goodwill is tested annually for impairment. Goodwill is assigned to various reporting units based on which units were expected to benefit from the synergies of the combination at the time of the acquisition. The Company tests impairment at the reporting unit level by estimating the fair value of the reporting unit. If management’s estimate of the fair value of the reporting unit exceeds the carrying amount of the goodwill, there is no impairment. In order to estimate the fair value of the reporting units, management uses multiples of earnings and assets from recent acquisition of similar banking and fund servicing entities as such entities have comparable operations and economic characteristics. The Company has performed annual impairment tests of goodwill since the inception of SFAS 142, “Accounting for Goodwill”. As a result of such impairment tests, the Company has not recognized an impairment charge.

For customer-based identifiable intangibles, the Company amortizes the intangibles over their estimated useful lives of up to seventeen years.

Revenue Recognition

Revenue recognition includes the recording of interest on loans and securities and is recognized based on rate multiplied by the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful, or, the loan is past due for a period of ninety days or more unless the loan is both well-secured and in the process of collection. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

Accounting for Stock-Based Compensation

Pursuant to the requirements of SFAS 123(R), “Accounting for Stock Based Compensation”, the amount of compensation recognized is based primarily on the value of the awards on the grant date. To value stock options, the Company uses the Black-Scholes model which requires the input of several variables. The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock on the grant date is used to value awards of restricted stock. Forfeitures are estimated at the grant date and reduce the expense recognized. The forfeiture rate is adjusted annually based on experience. The value of the awards, adjusted for forfeitures, is amortized using the straight-line method over the requisite service period. Management of the Company believes that it is probable that all current performance-based awards will achieve the performance target. Please see the discussion of the “Accounting for Stock-Based Compensation” under Note 1 in the Notes to the Consolidated Financial Statements under Item 8 on page 54.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (FMC) and approved by the Company’s Board of Directors. The FMC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. The Company does not use hedges or swaps to manage interest rate risk except for limited use of futures contracts to offset interest rate risk on certain securities held in its trading portfolio.

Overall, the Company manages interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward or downward gradual change (e.g. ramp) of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

Table 15 shows the net interest income increase or decrease over the next twelve months as of December 31, 2006 and 2005.

Table 15

MARKET RISK (in thousands)

	Net Interest Income
Rates in Basis Points	December 31, 2006 Amount of Change	December 31, 2005 Amount of Change
200	$(1,445)	$2,689
100	(723)	1,344
Static	—	—
(100)	1,971	(2,185)
(200)	3,943	(4,370)

The Company is now more liability sensitive to increases or decreases in rates than a year ago. In 2005, the Company was more asset sensitive to rate changes. The Company’s average life of the investment portfolio has gradually lengthened and the Company loan portfolio has grown with a slightly higher percentage of total loans being fixed rate. Further, there is an inverted yield curve. These factors combine to cause interest income from these assets to be less sensitive to rate changes because they reprice less frequently. The Company has less overnight interest income as a percentage of total interest income since December 2005. These scenarios cause interest income from assets to be less sensitive to rate changes because a greater percentage of assets are repricing less frequently. The sensitivity of deposits is shorter than a year ago and the Company has a greater percentage of interest expense from overnight liabilities. These changes cause the interest expense from liabilities to reprice more frequently and be more sensitive to rate changes. The Company is positioned to have a short-term favorable interest income impact in a falling rate environment and have an adverse interest income impact in the short-term in a rising rate environment.

Repricing Mismatch Analysis

The Company also evaluates its interest rate sensitivity position in an attempt to maintain a balance between the amount of interest-bearing assets and interest-bearing liabilities which are expected to mature or reprice at any point in time. While a traditional repricing mismatch analysis (gap analysis) provides a snapshot of interest rate risk, it does not take into consideration that assets and liabilities with similar repricing characteristics may not, in fact, reprice at the same time or the same degree. Also, it does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

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

Table 16

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2006	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$1,837.7	$196.2	$278.9	$2,312.8	$1,319.0	$135.7	$3,767.5
Securities	770.0	172.2	363.6	1,305.8	1,300.2	677.4	3,283.4
Federal funds sold and resell agreements	848.9	—	—	848.9	—	—	848.9
Other	66.4	—	—	66.4	—	13.7	80.1

Total earning assets	$3,523.0	$368.4	$642.5	$4,533.9	$2,619.2	$826.8	$7,979.9

% of total earning assets	44.1%	4.6%	8.1%	56.8%	32.8%	10.4%	100.0%

Funding sources
Interest-bearing demand and savings	$246.8	$185.1	$370.3	$802.2	$433.9	$1,408.1	$2,644.2
Time deposits	655.1	303.9	263.2	1,222.2	142.3	7.2	1,371.7
Federal funds purchased and repurchase agreements	1,620.9	—	—	1,620.9	—	—	1,620.9
Borrowed funds	55.9	—	—	55.9	—	—	55.9
Noninterest-bearing sources	560.3	148.3	296.5	1,005.1	518.2	763.9	2,287.2

Total funding sources	$3,139.0	$637.3	$930.0	$4,706.3	$1,094.4	$2,179.2	$7,979.9

% of total earning assets	39.3%	8.0%	11.7%	59.0%	13.7%	27.3%	100.0%
Interest sensitivity gap	$384.0	$(268.9)	$(287.5)	$(172.4)	$1,524.8	$(1,352.4)
Cumulative gap	384.0	115.1	(172.4)	(172.4)	1,352.4
As a % of total earning assets	4.8%	1.4%	(2.2)%	(2.2)%	16.9%
Ratio of earning assets to funding sources	1.12	0.58	0.69	0.96	2.39	0.38

Cumulative ratio of Earning Assets 2006	1.12	1.03	0.96	0.96	1.23	1.00
to Funding Sources 2005	1.07	1.10	1.21	1.21	1.49	1.00

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

This account had a balance of $64.5 million as of December 31, 2006, compared to $58.5 million as of December 31, 2005.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was negligible as of December 31, 2006 and 2005.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 20.0% of total loans, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses (ALL) is discussed on pages 24 and 25. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.1 million at December 31, 2006, compared to a decrease of $4.6 million a year earlier. The Company’s nonperforming loans have not exceeded 0.50% of total loans in any of the last five years. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $0.3 million in other real estate owned as of December 31, 2006. There was no other real estate owned at December 31, 2005. Loans past due more than 90 days totaled $4.0 million at December 31, 2006, compared to $4.8 million at December 31, 2005.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $24,000 of restructured loans at December 31, 2006, and none at December 31, 2005.

Table 17

LOAN QUALITY (in thousands)

	December 31
	2006		2005		2004		2003		2002
Nonaccrual loans	$6,539		$5,439		$9,752		$12,431		$9,723
Restructured loans	24		—		298		365		989

Total nonperforming loans	6,563		5,439		10,050		12,796		10,712
Other real estate owned	317		—		—		78		4,989

Total nonperforming assets	$6,880		$5,439		$10,050		$12,874		$15,701

Loans past due 90 days or more	$4,034		$4,829		$3,028		$3,131		$7,672
Reserve for Loans Losses	44,926		40,825		42,723		47,494		37,328

Ratios
Nonperforming loans as a % of loans	0.17%		0.16%		0.35%		0.47%		0.40%
Nonperforming assets as a % of loans plus other real estate owned	0.18		0.16		0.35		0.47		0.59
Nonperforming assets as a % of total assets	0.08		0.07		0.13		0.17		0.20
Loans past due 90 days or more as a % of loans	0.11		0.14		0.11		0.12		0.29
Allowance for Loan Losses as a % of loans	1.20		1.20		1.49		1.60		1.40
Allowance for Loan Losses as a multiple of nonperforming loans	6.85	x	7.51	x	4.38	x	3.40	x	3.48	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $3.2 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. Public entities and other significant depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2006, approximately 79.3 percent of the securities available-for-sale were pledged or used as collateral; as compared to 81.0 percent at December 31, 2005.

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

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2006, was $2.6 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, MO

February 28, 2007

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2006	2005
ASSETS
Loans	$3,753,445	$3,373,944
Allowance for loan losses	(44,926)	(40,825)

Net loans	3,708,519	3,333,119
Loans held for sale	14,120	19,460
Investment securities:
Available for sale	3,238,648	3,323,198
Held to maturity (market value of $44,819 and $67,365 respectively)	44,781	67,037
Federal Reserve Bank stock and other	15,490	15,094
Trading securities	64,534	58,488

Total investment securities	3,363,453	3,463,817
Federal funds sold and securities purchased under agreements to resell	848,922	426,578
Cash and due from banks	531,188	599,580
Bank premises and equipment, net	243,216	236,038
Accrued income	57,313	51,848
Goodwill on purchased affiliates	93,723	59,727
Other intangibles	19,309	4,078
Other assets	38,002	53,544

Total assets	$8,917,765	$8,247,789

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,293,096	$2,051,922
Interest-bearing demand and savings	2,644,125	2,654,637
Time deposits under $100,000	799,003	713,249
Time deposits of $100,000 or more	572,740	501,014

Total deposits	6,308,964	5,920,822
Federal funds purchased and repurchase agreements	1,620,945	1,360,942
Short-term debt	17,881	35,091
Long-term debt	38,020	38,471
Accrued expenses and taxes	52,381	39,247
Other liabilities	30,699	19,753

Total liabilities	8,068,890	7,414,326

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized, 80,000,000 and 66,000,000 shares, respectively; 55,056,730 issued and 42,266,041 and 42,981,122 outstanding, respectively	55,057	27,528
Capital surplus	699,794	728,108
Unearned compensation	—	(1,904)
Retained earnings	380,464	342,675
Accumulated other comprehensive loss	(17,259)	(21,550)
Treasury stock, 12,790,689 and 12,075,608 shares, at cost, respectively	(269,181)	(241,394)

Total shareholders’ equity	848,875	833,463

Total liabilities and shareholders’ equity	$8,917,765	$8,247,789

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2006	2005	2004
INTEREST INCOME
Loans	$238,356	$176,842	$136,285
Securities:
Available for sale—taxable interest	85,575	64,784	57,684
Available for sale—tax exempt interest	21,213	14,622	8,798
Held to maturity—taxable interest	10	23	62
Held to maturity—tax exempt interest	2,235	5,374	10,125

Total securities income	109,033	84,803	76,669

Federal funds and resell agreements	19,112	7,980	4,389
Trading securities and other	2,582	2,286	2,111

Total interest income	369,083	271,911	219,454

INTEREST EXPENSE
Deposits	96,889	52,099	27,059
Federal funds and repurchase agreements	52,832	29,371	12,163
Short-term debt	619	418	185
Long-term debt	1,519	1,733	943

Total interest expense	151,859	83,621	40,350

Net interest income	217,224	188,290	179,104
Provision for loan losses	8,734	5,775	5,370

Net interest income after provision for loan losses	208,490	182,515	173,734

NONINTEREST INCOME
Trust and securities processing	98,250	82,430	75,742
Trading and investment banking	18,192	17,787	17,389
Service charges on deposit accounts	73,598	79,420	73,533
Insurance fees and commissions	3,956	3,326	3,487
Brokerage fees	6,228	5,933	7,731
Bankcard fees	38,759	33,362	31,435
Gain on sale of assets and deposits, net	793	9,237	2,185
Gain on sale of employee benefit accounts	—	3,600	1,240
Gains (losses) on sales of securities available for sale, net	117	(225)	141
Other	15,052	17,003	15,220

Total noninterest income	254,945	251,873	228,103

NONINTEREST EXPENSE
Salaries and employee benefits	193,980	190,197	189,876
Occupancy, net	27,776	26,468	26,131
Equipment	48,968	44,031	43,422
Supplies and services	22,805	21,808	22,268
Marketing and business development	14,835	13,309	15,306
Processing fees	28,292	23,594	21,372
Legal and consulting	8,175	8,577	8,825
Bankcard	13,831	11,608	9,116
Amortization of intangibles	1,600	740	742
Other	21,155	17,737	13,044

Total noninterest expense	381,417	358,069	350,102

Income before income taxes	82,018	76,319	51,735
Income tax expense	22,251	20,001	8,896

Net income	$59,767	$56,318	$42,839

PER SHARE DATA
Net income—basic	$1.40	$1.31	$.99
Net income—diluted	1.40	1.30	.99
Weighted average shares outstanding	42,592,960	43,109,536	43,337,497

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$59,767	$56,318	$42,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,734	5,775	5,370
Depreciation and amortization	34,931	30,956	31,577
Deferred income taxes	(569)	3,259	6,362
Net (increase) decrease in trading securities and other earning assets	(6,046)	1,432	600
(Gains) losses on sales of securities available for sale	(117)	225	(141)
Gains on sales of assets and deposits, net	(793)	(9,237)	(2,185)
Amortization of securities premiums, net of discount accretion	(1,210)	14,900	28,104
Net decrease (increase) in loans held for sale	5,340	4,568	(3,636)
Issuance of stock awards	150	—	—
Stock based compensation	1,669	422	—
Changes in:
Accrued income	(3,901)	(15,264)	3,844
Accrued expenses and taxes	(2,012)	17,717	(3,289)
Other assets and liabilities, net	32,894	(5,799)	(574)

Net cash provided by operating activities	128,837	105,272	108,871

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	68,184	106,582	140,335
Proceeds from sales of securities available for sale	3,895	15,964	11,612
Proceeds from maturities of securities available for sale	8,337,478	9,738,612	9,842,020
Purchases of securities held to maturity	(45,992)	(12,382)	(1,780)
Purchases of securities available for sale	(8,167,194)	(9,520,729)	(10,084,035)
Net increase in loans	(205,359)	(536,829)	(149,437)
Net increase in fed funds and resell agreements	(422,344)	(132,979)	(16,884)
Net change in unsettled securities transactions	(96)	—	—
Purchases of bank premises and equipment	(41,889)	(45,429)	(41,623)
Net cash paid for acquisitions and branch sales	(43,308)	(101,487)	(1,687)
Proceeds from sales of bank premises and equipment	2,117	8,232	6,198

Net cash used in investing activities	(514,508)	(480,445)	(295,281)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	28,475	348,803	(118,603)
Net increase (decrease) in time deposits	106,963	291,410	(129,284)
Net increase (decrease) in fed funds/repurchase agreements	249,822	(145,058)	332,073
Net change in short-term debt	(17,210)	(4,335)	(31,178)
Proceeds from long-term debt	1,780	20,110	8,980
Repayment of long-term debt	(2,231)	(2,690)	(4,209)
Cash dividends paid	(21,833)	(19,015)	(18,203)
Proceeds from exercise of stock options and sales of treasury shares	1,111	1,295	1,042
Purchases of treasury stock	(29,598)	(13,194)	(4,411)

Net cash provided by financing activities	317,279	477,326	36,207

(Decrease) increase in cash and due from banks	(68,392)	102,153	(150,203)
Cash and due from banks at beginning of year	599,580	497,427	647,630

Cash and due from banks at end of year	$531,188	$599,580	$497,427

Supplemental disclosures:
Income taxes paid	$22,688	$10,950	$11,346
Total interest paid	148,596	76,339	40,839

See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance—January 1, 2004	$27,528	$726,405	$—	$281,556	$3,183	$(226,749)	$811,923
Comprehensive income/(loss):
Net income	—	—	—	42,839	—	—	42,839
Change in unrealized losses on securities	—	—	—	—	(13,802)	—	(13,802)

Total comprehensive income							29,037
Cash Dividends ($0.43 per share)	—	—	—	(18,409)	—	—	(18,409)
Purchase of treasury stock	—	—	—	—	—	(4,411)	(4,411)
Sale of treasury stock	—	30	—	—	—	45	75
Exercise of stock options	—	160	—	—	—	807	967

Balance—December 31, 2004	27,528	726,595	—	305,986	(10,619)	(230,308)	819,182
Comprehensive income/(loss):
Net income	—	—	—	56,318	—	—	56,318
Change in unrealized losses on securities	—	—	—	—	(10,931)	—	(10,931)

Total comprehensive income							45,387
Cash dividends ($0.46 per share)	—	—	—	(19,629)	—	—	(19,629)
Issuance of stock awards	—	1,140	(2,326)	—	—	1,186	—
Recognition of stock based compensation	—	—	422	—	—	—	422
Purchase of treasury stock	—	—	—	—	—	(13,194)	(13,194)
Sale of treasury stock	—	185	—	—	—	168	353
Exercise of stock options	—	188	—	—	—	754	942

Balance – December 31, 2005	27,528	728,108	(1,904)	342,675	(21,550)	(241,394)	833,463
Comprehensive income/(loss):
Net income	—	—	—	59,767	—	—	59,767
Change in unrealized losses on securities	—	—	—	—	4,291	—	4,291

Total comprehensive income							64,058
Cash dividends ($0.52 per share)	—	—	—	(21,978)	—	—	(21,978)
Stock split 2 for 1	27,529	(27,529)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(29,598)	(29,598)
Issuance of stock awards	—	(938)	—	—	—	1,088	150
Adoption of SFAS 123(R)	—	(1,904)	1,904	—	—	—	—
Recognition of stock based compensation	—	1,669	—	—	—	—	1,669
Sale of treasury stock	—	280	—	—	—	194	474
Exercise of stock options	—	108	—	—	—	529	637

Balance December 31, 2006	$55,057	$699,794	$—	$380,464	$(17,259)	$(269,181)	$848,875

See Notes to Consolidated Financial Statements

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

UMB Financial Corporation (the Company) is a multi-bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Wisconsin and Pennsylvania. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

Consolidation

The Company and its subsidiaries are included in the consolidated financial statements (references hereinafter to the “Company” in these Notes to Consolidated Financial Statements include wholly-owned subsidiaries). Intercompany accounts and transactions have been eliminated.

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

Loans and Loans Held for Sale

A loan is considered to be impaired when management believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation allowance equal to the carrying amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan’s effective rate, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Consumer loans are collectively evaluated for impairment. Commercial loans are generally evaluated for impairment on a loan-by-loan basis.

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

On the Consolidated Statements of Shareholders’ Equity, Accumulated Other Comprehensive Income/(Loss) consists only of unrealized gain (loss) on securities.

Goodwill and Other Intangibles

Goodwill on purchased affiliates represents the cost in excess of net tangible assets acquired. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment tests of goodwill performed on that date in 2006, 2005 and 2004, no impairment charge was recorded. Other intangible assets are amortized over a period of up to seventeen years.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method. Bank premises are depreciated over 20 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Gains and losses from the sale of bank premises and equipment are included in gains on sales of assets and deposits, net.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 220,602; 203,198; and 150,490 shares issueable upon the exercise of stock options granted by the Company at December 31, 2006, 2005, and 2004, respectively.

Options issued under employee benefit plans to purchase 380,661; 153,438; and 194,972 shares of common stock were outstanding at December 31, 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

SFAS No. 123 (R) eliminates the intrinsic value measurement objective in Accounting Principles Board (APB) Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is generally recognized over the vesting period during which an employee is required to provide service in exchange for the award. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

	2006	2005	2004
Black-Scholes pricing model:
Weighted average fair value of the granted options	$8.60	8.03	8.28
Weighted average risk-free interest rate	4.72%	4.32%	4.20%
Expected option life in years	6.50	7.97	8.75
Expected volatility	16.13%	18.62%	19.35%
Expected dividend yield	1.50%	1.53%	1.47%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The modified prospective method of adoption was chosen by the Company. This method requires the provisions of SFAS No. 123 (R) to be generally applied to share based awards granted or modified after the adoption of the new standard. In addition, compensation expense must be recognized for any unvested awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The financial statements for periods prior to the adoption of SFAS No. 123 (R) are not changed under this method.

As noted above, prior to adoption of SFAS No. 123 (R), forfeitures were recognized as they actually occurred. Under the new standard an estimate of forfeitures is made for all share based compensation outstanding and applied to compensation expense starting at the initial grant date. Forfeiture adjustments are required over the term of each grant’s service period to account for changes in the Company’s actual forfeitures of share based instruments. The Company recognized a transition adjustment of $0.2 million in 2006 upon adoption of SFAS No. 123 (R).

The Company recognized $0.7 million in expense related to outstanding stock options and $1.0 million in expense related to outstanding restricted stock grants for the year ended December 31, 2006. The Company has $3.4 million of unrecognized compensation expense related to the outstanding options and $3.6 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2006.

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) to stock-based employee compensation in 2005 and 2004 (in thousands):

	Year Ended December 31
	2005	2004
Net income, as reported	$56,318	$42,839
Add: Stock based compensation expense included in reported net income, net of tax	268	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,095	511

Pro forma net income	$55,491	$42,328

Earnings per share:
Basic-as reported	1.31	0.99
Basic-pro forma	1.29	0.98
Diluted-as reported	1.30	0.99
Diluted-pro forma	1.28	0.98

2.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and Financial Accounting Standards Board (FASB) Statement No. 3    In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces APB Opinion No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. This Statement carries forward the guidance from APB No. 20 for the reporting of an error correction in previously issued financial statements and for a change in accounting estimate. Guidance is also carried forward requiring the justification of a change in accounting principle on the basis of preferability. The adoption of the Statement on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109    In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is adopting FIN 48 as of January 1, 2007 and does not anticipate a material adjustment related to the implementation of this interpretation on its consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. The Statement permits fair value measurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1, 2007. The Company is adopting SFAS No. 155 as of January 1, 2007 and does not expect that the adoption of this Statement will have a material effect on its consolidated financial statements.

Fair Value Measurement    In September, 2006 the FASB issued SFAS No. 157, “Fair Value Measurement”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements, however, provides increased consistency in the application of various fair value measurements. This Statement is effective for all financial instruments acquired or issued after January 1, 2008. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)    In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. For calendar year companies with publicly traded stock the funded status must be initially recognized at December 31, 2006, while the measurement requirement is effective in 2008. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115    In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1, 2008. The Company is currently evaluating the potential impact of this Statement on its consolidated financial statements.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Staff Accounting Bulletin (“SAB”) 108, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”    This SAB issued in September, 2006 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated.

The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of this SAB did not have a material impact on the Company.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

This table provides a summary of the major categories of loans as of December 31, 2006 and 2005 (dollars in thousands):

	Year Ended December 31,
	2006	2005
Commercial, financial, and agricultural	$1,564,793	$1,497,496
Real estate construction	84,141	47,403
Consumer	982,325	987,770
Real Estate	1,116,405	835,207
Leases	5,781	6,068

Total loans	3,753,445	3,373,944

Loans Held for Sale	14,120	19,460

Total loans and loans held for sale	$3,767,565	$3,393,404

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2006 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$652,645	$192,257	$17,585	$862,487
Real estate construction	35,999	2,505	975	39,479
All other loans	220,484	69,136	88,193	377,813

Total variable rate loans	909,128	263,898	106,753	1,279,779

Fixed Rate
Commercial, financial and agricultural	375,123	297,048	30,135	702,306
Real estate construction	38,600	5,629	433	44,662
All other loans	283,810	1,274,695	182,313	1,740,818

Total fixed rate loans	697,533	1,577,372	212,881	2,487,786

Total loans and loans held for sale	$1,606,661	$1,841,270	$319,634	$3,767,565

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This table details loan maturities by variable and fixed rates as of December 31, 2005 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$394,162	$241,697	$239,133	$874,992
Real estate construction	19,898	1,043	549	21,490
All other loans	55,104	226,656	252,399	534,159

Total variable rate loans	469,164	469,396	492,081	1,430,641

Fixed Rate
Commercial, financial and agricultural	347,098	232,358	49,116	628,572
Real estate construction	22,757	2,742	414	25,913
All other loans	72,354	1,045,854	190,070	1,308,278

Total fixed rate loans	442,209	1,280,954	239,600	1,962,763

Total loans and loans held for sale	$911,373	$1,750,350	$731,681	$3,393,404

Allowance for Loan Losses

This table provides a rollforward of the allowance for loan losses for the three years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31
	2006	2005	2004
Allowance—beginning of year	$40,825	$42,723	$43,494
Additions (deductions):
Charge-offs	(12,937)	(10,107)	(9,745)
Recoveries	5,945	2,434	3,604

Net charge-offs	(6,992)	(7,673)	(6,141)

Provision charged to expense	8,734	5,775	5,370
Allowance for banks and loans acquired	2,359	—	—

Allowance—end of year	$44,926	$40,825	$42,723

Impaired Loans under SFAS 114

This table provides an analysis of impaired loans for the three years ended December 31, 2006, 2005, and 2004 (in thousands):

	Year Ended December 31
	2006	2005	2004
Total impaired loans as of December 31	$5,485	$6,650	$10,007
Amount of impaired loans which have a related allowance	1,117	1,134	2,603
Amount of related allowance	318	502	2,330
Remaining impaired loans with no allowance	4,368	5,516	7,404
Average recorded investment in impaired loans during year	6,522	7,690	10,169

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of interest income not recorded on impaired loans was $1,467,000 for 2006, $1,262,000 for 2005, and $1,741,000 for 2004.

4.  SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2006 and 2005 (in thousands):

2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$493,632	$1,712	$(1,982)	$493,362
U.S. Agencies	1,154,296	295	(3,522)	1,151,069
Mortgage-backed	942,339	505	(19,720)	923,124
State and political subdivisions	675,493	969	(5,369)	671,093

Total	$3,265,760	$3,481	$(30,593)	$3,238,648

2005
U.S. Treasury	$537,399	$—	$(5,601)	$531,798
U.S. Agencies	1,260,924	21	(4,718)	1,256,227
Mortgage-backed	938,539	25	(17,896)	920,668
State and political subdivisions	620,193	485	(6,173)	614,505

Total	$3,357,055	$531	$(34,388)	$3,323,198

The following table presents contractual maturity information for securities available for sale at December 31, 2006 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,075,205	$1,072,826
Due after 1 year through 5 years	978,465	973,961
Due after 5 years through 10 years	206,900	206,147
Due after 10 years	62,851	62,590

Total	2,323,421	2,315,524
Mortgage-backed securities	942,339	923,124

Total securities available for sale	$3,265,760	$3,238,648

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities available for sale with a market value of $2,568,579,000 at December 31, 2006, and $2,693,439,000 at December 31, 2005, were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law.

During 2006, proceeds from the sales of securities available for sale were $3,895,000 compared to $15,964,000 for 2005. Securities transactions resulted in gross realized gains of $130,000 for 2006, $8,000 for 2005 and $148,000 for 2004. The gross realized losses were $13,000 for 2006, $233,000 for 2005 and $7,000 for 2004.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading Securities

The net realized gains on trading securities at December 31, 2006, 2005, and 2004 were $62,214, $12,600, and $42,400, respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2006 and 2005 (in thousands):

	December 31
2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
State and political subdivisions	$44,781	$38	$—	$44,819

2005
State and political subdivisions	$67,037	$328	$—	$67,365

The following table presents contractual maturity information for securities held to maturity at December 31, 2006 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$7,615	$7,653
Due after 1 year through 5 years	8,445	8,445
Due after 5 years through 10 years	8,798	8,798
Due after 10 years	19,923	19,923

Total securities held to maturity	$44,781	$44,819

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2006 and 2005.

Securities held to maturity and some municipals available for sale with a market value of $435,756,000 at December 31, 2006, and $389,452,000 at December 31, 2005, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands).

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$109,452	$(400)	$162,898	$(1,582)	$272,350	$(1,982)
Direct obligations of U.S. government agencies	55,282	(266)	356,281	(3,256)	411,563	(3,522)
Federal agency mortgage backed securities	174,393	(1,138)	673,389	(18,582)	847,782	(19,720)
Municipal securities available for sale	184,421	(815)	282,713	(4,554)	467,134	(5,369)

Total temporarily-impaired debt securities available for sale	$523,548	$(2,619)	$1,475,281	$(27,974)	$1,998,829	$(30,593)

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrealized losses in the Company’s investments in U.S. Treasury obligations; direct obligations of U.S. government agencies; federal agency mortgage backed securities and municipal securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $333,597,000 and $284,054,000 at December 31, 2006 and 2005, respectively. All of the $333,597,000 represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements) during 2006. Of the $284,054,000 amount, $250,000,000 represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements) during 2005.

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

For the years 2006 and 2005, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2006	2005
Balance—beginning of year	$228,381	$132,086
New loans	164,581	223,884
Repayments	(197,891)	(127,589)

Balance—end of year	$195,071	$228,381

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Commercial Banking and Lending	Investment Services Group	Total
Balances as of January 1, 2005	$34,981	$10,479	$—	$13,655	$59,115
Additional earn-out payment for 2001acquisition of Sunstone Financial Group, Inc.	—	—	—	843	843
Other changes to prior years’ acquisitions	(238)	—	—	7	(231)

Balances as of December 31, 2005	$34,743	$10,479	$—	$14,505	$59,727

Balances as of January 1, 2006	$34,743	$10,479	$—	$14,505	$59,727
Acquisition of Mountain States Bank	16,426	—	16,566	—	32,992
Additional earn-out payment for 2001acquisition of Sunstone Financial Group, Inc.	—	—	—	1,004	1,004

Balances as of December 31, 2006	$51,169	$10,479	$16,566	$15,509	$93,723

Following are the intangible assets that continue to be subject to amortization as of December 31, 2006 and 2005 (in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$16,777	$16,777	$—
Core deposit premium from acquisition of Mountain States Bank	13,897	519	13,378
Core deposit premium from branch deposits acquired during period	2,912	347	2,565

Total core deposit intangible assets	33,586	17,643	15,943
Other intangible assets	7,201	3,853	3,348
Other intangible assets acquired during period	21	3	18

Total other intangible assets	7,222	3,856	3,366

Total intangible assets	$40,808	$21,499	$19,309

	As of December 31, 2005
Amortizing intangible assets
Core deposit intangibles assets	$16,777	$16,777	$—
Other intangible assets	7,200	3,122	4,078

Total	$23,977	$19,899	$4,078

	Year Ended December 31
	2006	2005	2004
Aggregate amortization expense	$1,600	$741	$742

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense of intangible assets on future years:

For the year ended December 31, 2007	$2,907
For the year ended December 31, 2008	2,802
For the year ended December 31, 2009	2,692
For the year ended December 31, 2010	2,519
For the year ended December 31, 2011	1,940

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2006	2005
Land	$42,530	$37,573
Buildings and leasehold improvements	250,714	261,009
Equipment	152,667	136,857
Software	85,934	66,150

	531,845	501,589
Accumulated depreciation	(233,742)	(216,948)
Accumulated amortization	(54,887)	(48,603)

Bank premises and equipment, net	$243,216	$236,038

Consolidated rental and operating lease expenses were $5,993,000 in 2006, $5,664,000 in 2005 and $5,434,000 in 2004. Consolidated bank premises and equipment depreciation and amortization expenses were $33,331,000 in 2006, $30,215,000 in 2005 and $30,835,000 in 2004. Minimum rental commitments as of December 31, 2006 for all non-cancelable operating leases are: 2007 – $4,358,000; 2008 – $3,815,000; 2009 – $3,329,000; 2010 – $2,205,000; 2011 – $1,391,000; and thereafter – $11,259,000.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  BORROWED FUNDS

The components of the Company's short-term and long-term debt are as follows (in thousands):

	December 31
	2006	2005
Short-term debt:
U. S. Treasury demand notes and other	$17,881	$35,091

Long-term debt:
Federal Home Loan Bank 3.80% due 2018	2,082	2,225
Federal Home Loan Bank 4.53% due 2018	1,445	1,541
Federal Home Loan Bank 4.56% due 2019	902	957
Federal Home Loan Bank 4.75% due 2018	1,285	1,371
Federal Home Loan Bank 4.86% due 2019	5,020	5,295
Federal Home Loan Bank 4.92% due 2019	651	688
Federal Home Loan Bank 5.00% due 2019	1,375	1,456
Federal Home Loan Bank 5.14% due 2020	103	108
Federal Home Loan Bank 5.47% due 2020	16,577	17,407
Federal Home Loan Bank 5.54% due 2021	1,495	—
Federal Home Loan Bank 5.97% due 2017	1,878	2,004
Federal Home Loan Bank 5.89% due 2014	2,419	2,662
Federal Home Loan Bank 7.13% due 2010	710	897
Kansas Equity Fund IV, L.P. 0% due 2014	950	910
St. Louis Equity Fund 2005 LLC 0% due 2010	848	950
St. Louis Equity Fund 2006 LLC 0% due 2010	280	—

Total long-term debt	38,020	38,471

Total borrowed funds	$55,901	$73,562

Aggregate annual repayments of long-term debt at December 31, 2006 are as follows (in thousands):

2007	$3,274
2008	3,071
2009	3,163
2010	2,629
2011	2,672
Thereafter	23,211

Total	$38,020

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2006, was $1,916,130,000 (with accrued interest payable of $1,140,940). This amount consists of $333,597,000 representing sales of securities in which securities were received under reverse repurchase agreements (resell

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements) and $1,582,533,000 of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio. The amount outstanding at December 31, 2005, was $1,530,942,000 (with accrued interest payable of $466,000). This amount consists of $250,000,000 represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements) and $1,280,942,000 of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2006 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$56,456	$55,991	5.27%
2 to 30 days	1,729,178	1,526,542	5.80

Total	$1,785,634	$1,582,533	5.78%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2006, approximately $32,432,000 of the equity of the affiliate banks and non-bank subsidiaries was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below minimum levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2006, this amount averaged $34,266,000, compared to $45,399,000 in 2005.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2006, the Company is required to have minimum Tier 1 and Total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 13.8% and 14.7%, respectively. The Company’s leverage ratio at December 31, 2006, was 9.8%.

As of December 31, 2006, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its banks are as follows (in thousands):

	2006
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$752,890	13.81%	$218,127	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	530,123	11.61	182,580	4.00		273,871	6.00
UMB National Bank of America, n.a.	50,654	18.76	10,802	4.00		16,203	6.00
UMB Bank Colorado, n.a.	78,452	12.29	25,540	4.00		38,310	6.00
UMB Bank, Warsaw, n.a.	6,729	15.39	1,749	4.00		2,624	6.00
UMB Bank Arizona, n.a.	9,511	56.73	671	4.00		1,006	6.00
Total Capital:
UMB Financial Corporation	798,814	14.65	436,255	8.00		N/A	N/A
UMB Bank, n. a.	566,557	12.41	365,161	8.00		456,451	10.00
UMB National Bank of America, n.a.	52,284	19.36	21,605	8.00		27,006	10.00
UMB Bank Colorado, n.a.	85,648	13.41	51,080	8.00		63,850	10.00
UMB Bank, Warsaw, n.a.	7,138	16.32	3,499	8.00		4,374	10.00
UMB Bank Arizona, n.a.	9,721	57.98	1,341	8.00		1,677	10.00
Tier 1 Leverage:
UMB Financial Corporation	752,890	9.83	306,290	4.00		N/A	N/A
UMB Bank, n. a.	530,123	8.37	253,285	4.00		316,607	5.00
UMB National Bank of America, n.a.	50,654	9.18	22,063	4.00		27,578	5.00
UMB Bank Colorado, n.a.	78,452	9.85	31,855	4.00		39,819	5.00
UMB Bank, Warsaw, n.a.	6,729	8.18	3,289	4.00		4,111	5.00
UMB Bank Arizona, n.a.	9,511	48.74	781	4.00		976	5.00

	2005
Tier 1 Capital:
UMB Financial Corporation	$790,980	16.14%	$195,985	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	529,155	12.37	171,137	4.00		256,706	6.00
UMB National Bank of America, n.a.	72,470	31.92	9,082	4.00		13,623	6.00
UMB Bank Colorado, n.a.	36,754	9.70	15,154	4.00		22,731	6.00
UMB Bank, Warsaw, n.a.	6,150	14.33	1,717	4.00		2,575	6.00
UMB Bank Arizona, n.a.	9,861	59.49	663	4.00		995	6.00
Total Capital:
UMB Financial Corporation	832,551	16.99	391,970	8.00		N/A	N/A
UMB Bank, n. a.	564,553	13.20	342,275	8.00		427,843	10.00
UMB National Bank of America, n.a.	74,185	32.67	18,164	8.00		22,705	10.00
UMB Bank Colorado, n.a.	40,633	10.73	30,307	8.00		37,884	10.00
UMB Bank, Warsaw, n.a.	6,558	15.28	3,433	8.00		4,292	10.00
UMB Bank Arizona, n.a.	10,032	60.52	1,326	8.00		1,658	10.00
Tier 1 Leverage:
UMB Financial Corporation	790,980	10.96	288,742	4.00		N/A	N/A
UMB Bank, n. a.	529,155	8.61	245,841	4.00		307,301	5.00
UMB National Bank of America, n.a.	72,470	13.89	20,867	4.00		26,084	5.00
UMB Bank Colorado, n.a.	36,754	7.65	19,209	4.00		24,011	5.00
UMB Bank, Warsaw, n.a.	6,150	7.69	3,197	4.00		3,997	5.00
UMB Bank Arizona, n.a.	9,861	95.38	414	4.00		517	5.00

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. A $1,234,529 accrual was made in 2006 in anticipation of a discretionary payment in 2007 for the 2006 year. No contributions were accrued for 2005 or 2004 under this discretionary plan.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $1,907,966 in 2006 for the year 2005 and $1,905,580 in 2005 for the 2004 year. The Company has accrued and anticipates making a matching contribution of $2,448,105 in March 2007 for the 2006 year.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2,000,000 common shares of the Company. All options that are issued under the 2002 plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005 under the 2002 plan cannot be exercised until at least four years 11 months after the date they are granted. Options issued in 2006 and 2005 under the 2002 plan have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. The plan terminates April 17, 2012.

The table below discloses the information relating to option activity in 2006 under the 2002 plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2005	569,160	$26.98
Granted	142,650	36.36
Canceled	(55,742)	26.75
Exercised	—	—

Outstanding—December 31, 2006	656,068	$29.04	8.2 yrs.	$4,901,809

Exercisable or expected to be exercisable—December 31, 2006	601,976	$28.36	8.0 yrs.	$4,908,313

The weighted average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $8.88, $8.37, and $8.28, respectively. The total intrinsic value of options exercised during the year ended December 31, 2005 was $12,176. No options were exercised during 2006 and 2004. As of December 31, 2006, there was $2,208,224 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.2 years.

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the 1992 plan), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. Of the options granted prior to 1998, 40 percent are exercisable two years from the date of the grant and are thereafter exercisable in 20 percent increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the case of a recipient holding more than 10 percent of the Company’s stock, five years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income because options were granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares at date of grant. No further options may be granted under the 1992 plan.

The table below discloses the information relating to option activity in 2006 under the 1992 plan:

Stock Options Under the 1992 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2005	276,574	$18.64
Granted	—	—
Canceled	(21,960)	18.97
Exercised	(37,704)	16.89

Outstanding—December 31, 2006	216,910	$18.91	3.5 yrs.	$3,817,806

Exercisable or expected to be exercisable—December 31, 2006	216,910	$18.91	3.5 yrs.	$3,817,806

There were no options granted under the plan during the years 2006, 2005, and 2004. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $637,516, $701,072, and $509,224, respectively. As of December 31, 2006, there was no unrecognized compensation expense to be recognized for this plan.

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

The table below discloses the status of the restricted shares during 2006.

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2005	6,400	$25.52
Granted	—	—
Canceled	—	—
Vested	(1,600)	25.52

Nonvested—December 31, 2006	4,800	$25.52

As of December 31, 2006, there was $83,905 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 2.0 years. Total fair value of shares vested during the years ended December 31, 2006 and 2005 was $40,832 and $40,832, respectively.

At the April 26, 2005, shareholders’ meeting, the shareholders approved the UMB Financial Corporation Long-Term Incentive Compensation Plan (LTIP) which became effective as of January 1, 2005. The Plan permits the issuance to selected officers of the Company service based restricted stock grants, performance-based

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below discloses the status of the service based restricted shares during 2006

Service Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2005	43,904	$27.08
Granted	49,633	34.60
Canceled	(2,722)	30.14
Vested	—	—

Nonvested—December 31, 2006	90,815	$31.10

As of December 31, 2006, there was $2,205,666 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 4.0 years. No shares have vested in 2006 and 2005.

The table below discloses the status of the performance based restricted shares during 2006

Performance Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2005	34,964	$27.09
Granted	36,444	34.82
Canceled	(2,734)	30.63
Vested	—	—

Nonvested—December 31, 2006	68,674	$31.05

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was $1,261,241 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 2.0 years. No shares have vested in 2006 and 2005.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to option activity in 2006 under the LTIP

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2005	130,572	$27.09
Granted	102,865	34.81
Canceled	(10,970)	29.68
Exercised	—	—

Outstanding—December 31, 2006	222,467	$30.53	8.7 yrs.	$1,329,403

Exercisable or expected to be exercisable—December 31, 2006	213,615	$30.44	8.7 yrs.	$1,297,634

The weighted average grant-date fair value of options granted during the years 2006 and 2005 was $8.21 and $7.63. No options were exercised during 2006 and 2005. As of December 31, 2006, there was $1,186,344 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.8 years.

Cash received from option exercised under all share based compensation plans was $636,872, $942,557, and $967,744 for the years ended December 31, 2006, 2005, and 2004, respectively. The tax benefit realized for stock options exercised was inconsequential for 2006, 2005, and 2004.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases to satisfy stock option exercise activity. See a description of the Company’s share repurchase plan in Note 14 to the Consolidated Financial Statements provided in Item 8, page 76 of this report.

With the acquisition of Mountain States Bank in the third quarter of 2006, the Company assumed the liability associated with the Mountain States Bank Retirement Plan, a defined benefit plan. As of August 31, 2006, the Mountain States Bank Retirement Plan had a plan curtailment. This plan curtailment suspended future accruals of benefits under the plan so that the employees do not earn additional defined benefits for future services. Under SFAS 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company has recorded a minimum pension liability of approximately $0.8 million at December 31, 2006. An application has been filed with the Internal Revenue Service to terminate the plan, liquidate the plan assets and make required distributions to plan participants as of August 31, 2006.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.  OTHER COMPREHENSIVE INCOME (LOSS)

The company’s only component of other comprehensive income (loss) during the periods presented below was the unrealized holding gains (in thousands):

	2006	2005	2004
Unrealized holding gains (losses)	$6,879	$(17,569)	$(21,676)
Reclassification adjustments for gains (losses) included in net income	(117)	225	(141)

Net unrealized holding gains (losses)	6,762	(17,344)	(21,817)
Income tax expense (benefit)	(2,471)	6,413	8,015

Other comprehensive income (loss)	$4,291	$(10,931)	$(13,802)

13.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into six major segments, as shown below (collectively, Business Segments). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2006 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payment and Technology Solutions meets the treasury management, healthcare services and security transfer needs of our commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services and various card products and services. Healthcare services include health saving account and flexible savings account products for healthcare providers, third-party administrators and large employers. Securities Transfer services include dividend disbursing/reinvestment, employee stock purchase plans, proxy services, as well as acting as transfer agent.

Banking Services provides products and services to the Company’s correspondent bank customer network in the Midwest. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, Fed funds transactions and compliance education. Banking Services includes the bank dealer function in which competitive and negotiated underwritings of municipal securities as well as underwritings of government agency securities are performed.

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

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning and investment management services. The Company’s investment advisory services provided to the Company’s proprietary funds, the UMB Scout Funds, are also included in this segment. Corporate Trust services include serving as corporate and municipal bond trustee as well as the paying agent/registrar for issued bonds and notes.

Investment Services Group provides a full range of services for mutual funds, partnerships, funds of funds and commingled funds to a wide range of investment advisors, independent money managers, broker/dealers, banks, third-party administrators, insurance companies and other financial service providers. Services provided include fund administration and accounting, investor services and transfer agency, cash management, marketing and distribution, custody and alternative investment services.

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. The assets within this segment include the Company’s investment portfolio. Corporate eliminations and taxes are also allocated to this segment.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Banking and Lending			Payment and Technology Solutions
	2006	2005	2004	2006	2005	2004
	(dollars in thousands)
Net interest income	$53,726	$47,602	$48,696	$54,066	$45,324	$39,668
Provision for loan losses	5,989	3,643	1,825	—	—	—
Noninterest income	1,970	1,856	1,288	50,125	53,309	52,356
Noninterest expense	26,988	26,053	26,932	73,388	73,636	70,326

Net income (loss) before tax	$22,719	$19,762	$21,227	$30,803	$24,997	$21,698

Average assets	$2,066,000	$1,921,000	$1,748,000	$46,000	$48,000	$130,000
Depreciation and amortization	1,988	1,491	1,465	6,400	5,486	7,100
Expenditures for additions to premises and equipment	2,328	1,559	1,839	7,407	9,969	8,971

	Banking Services			Consumer Services
	2006	2005	2004	2006	2005	2004
	(dollars in thousands)
Net interest income	$4,447	$4,109	$6,230	$94,008	$81,441	$76,426
Provision for loan losses	—	—	—	2,745	2,132	3,545
Noninterest income	29,550	30,660	31,219	63,101	65,682	55,046
Noninterest expense	30,422	31,009	28,813	149,629	134,134	134,984

Net income (loss) before tax	$3,575	$3,760	$8,636	$4,735	$10,857	$(7,057)

Average assets	$73,000	$70,000	$94,000	$1,146,000	$1,136,000	$1,090,000
Depreciation and amortization	1,507	1,321	1,241	17,175	15,477	16,473
Expenditures for additions to premises and equipment	1,543	1,658	1,371	22,646	23,008	22,734

	Asset Management			Investment Services Group
	2006	2005	2004	2006	2005	2004
	(dollars in thousands)
Net interest income	$1,763	$144	$517	$8,925	$8,808	$6,599
Provision for loan losses	—	—	—	—	—	—
Noninterest income	72,659	64,960	61,431	40,810	37,207	33,798
Noninterest expense	59,589	55,830	54,044	39,394	37,456	33,746

Net income (loss) before tax	$14,833	$9,274	$7,904	$10,341	$8,559	$6,651

Average assets	$23,000	17,000	$14,000	$26,000	$26,000	$26,000
Depreciation and amortization	3,477	2,996	633	3,236	2,804	2,539
Expenditures for additions to premises and equipment	3,470	3,989	1,801	3,300	4,576	2,838

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Treasury and Other Adjustments			Total Consolidated Company
	2006	2005	2004	2006	2005	2004
	(dollars in thousands)
Net interest income	$289	$862	$968	$217,224	$188,290	$179,104
Provision for loan losses	—	—	—	8,734	5,775	5,370
Noninterest income	(3,270)	(1,801)	(7,035)	254,945	251,873	228,103
Noninterest expense	2,007	(49)	1,257	381,417	358,069	350,102

Net income (loss) before tax	$(4,988)	$(890)	$(7,324)	$82,018	$76,319	$51,735

Average assets	$4,203,000	$3,876,000	$3,826,000	$7,583,000	$7,094,000	$6,928,000
Depreciation and amortization	1,148	1,381	2,126	34,931	30,956	31,577
Expenditures for additions to premises and equipment	1,195	670	2,069	41,889	45,429	41,623

14.  COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2006:

	Shares Issued	Shares in Treasury
Balance December 31, 2003	55,056,730	(11,668,574)
Purchase of Treasury Stock	—	(174,728)
Sale of Treasury Stock	—	3,100
Issued for stock options	—	65,578

Balance December 31, 2004	55,056,730	(11,774,624)
Purchase of Treasury Stock	—	(445,038)
Sale of Treasury Stock	—	11,970
Issued for stock options & restricted stock	—	132,084

Balance December 31, 2005	55,056,730	(12,075,608)
Purchase of Treasury Stock	—	(850,997)
Sale of Treasury Stock	—	13,784
Issued for stock options & restricted stock	—	122,132

Balance December 31, 2006	55,056,730	(12,790,689)

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

On April 25, 2006 the Board of Directors of the Company also authorized the repurchase of up to two million shares of common stock. This plan will terminate on April 25, 2007. The Company has not made any repurchases other than through this plan. All shares purchased under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2006	2005	2004
Weighted average basic common shares outstanding	42,592,960	43,109,536	43,337,497
Dilutive effect of stock options and restricted stock	220,602	203,198	150,490

Weighted average diluted common shares outstanding	42,813,562	43,312,734	43,487,987

15.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005 was $291.9 million and $200.2 million, respectively. As of December 31, 2006 and 2005, standby letters of credit totaling $43.1 million and $44.1 million, respectively were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $44.2 million and $45.2 million during the years ended December 31, 2006 and 2005, respectively. Net futures activity resulted in gains of $0.4 million for 2006, $0.6 million for 2005 and $0.4 million for 2004. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2006, contracts to purchase and to sell foreign currency averaged approximately $17.1 million compared to $19.6 million during 2005. The net gains on these foreign exchange contracts for 2006, 2005 and 2004 were $1.6 million, $1.5 million and $1.7 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2006, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
	2006	2005
	(in thousands)
Commitments to extend credit for loans (excluding credit card loans)	$1,438,855	$1,271,717
Commitments to extend credit under credit card loans	906,179	940,290
Commercial letters of credit	7,082	13,311
Standby letters of credit	291,904	200,232
Futures contracts	33,000	50,700
Forward foreign exchange contracts	6,803	15,791
Spot foreign exchange contracts	2,828	1,302

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.  ACQUISITIONS

The following acquisition, which is not considered to be a material business combination, was completed during the third quarter of 2006:

On September 15, 2006, UMB Financial Corporation completed the acquisition of Mountain States Bancorporation, Inc., a bank holding company headquartered in Denver, Colorado which had consolidated assets of $284.1 million at the time of the merger. Total cash consideration in this transaction amounted to $81.3 million. Mountain States Bancorporation, and its subsidiary, Mountain States Bank were merged with and into UMB Bank Colorado on September 15, 2006. Mountain States Bank operated from a single location in Denver, Colorado. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $33.0 million. Identifiable intangible assets including core deposit intangibles, non-compete agreements, and commercial loan customer lists amounted to $13.9 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On April 19, 2001, the Company acquired Sunstone Financial Group, Inc. (now known as UMB Fund Services, Inc.) located in Milwaukee, Wisconsin. The purchase price of Sunstone is directly connected to gross revenue targets. The Company paid an initial amount of $8.0 million on April 19, 2001. Subsequently, the Company has made a $2.7 million payment in 2003, a $1.5 million payment in 2004, a $0.8 million payment in 2005 and a $1.0 million payment in 2006. This acquisition was recorded as a purchase and was funded with existing working capital.

17.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 27.1% in 2006, 26.2% in 2005, 17.2% in 2004. These percentages are computed by dividing total income tax by the sum of such tax and net income.

Income taxes include the following components (in thousands):

	Year Ended December 31
	2006	2005	2004
Current
Federal provision	$22,875	$19,143	$3,330
State benefit	(55)	(2,401)	(796)

Total current tax provision	22,820	16,742	2,534
Deferred
Federal provision (benefit)	(1,247)	1,305	7,642
State provision (benefit)	678	1,954	(1,280)

Total deferred tax provision (benefit)	(569)	3,259	6,362

Total tax provision	$22,251	$20,001	$8,896

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2006	2005	2004
Provision at statutory rate	$28,706	$26,712	$18,107
Tax-exempt interest income	(6,859)	(6,291)	(6,298)
State and local income taxes, net of federal tax benefits	739	741	501
Federal tax credits	(18)	(700)	(1,840)
Sale of state tax credits	—	(946)	(1,850)
Other	(317)	485	276

Total tax provision	$22,251	$20,001	$8,896

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

In preparing the tax return, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws, regulations, and methods. The Company is not in the examination process with any tax jurisdictions at December 31, 2006. However, upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.

The Company has various state net operating loss carry-forwards of approximately $19 million, $11 million, and $17 million for 2006, 2005, and 2004, respectively. These net operating losses expire at various times through 2024. The Company acquired a state net operating loss of approximately $14 million in connection with the 2006 acquisition of Mountain States Bank resulting in an overall increase in state net operating loss (NOL) from 2005 to 2006. The state tax benefit from these net operating losses is included in the miscellaneous deferred tax assets in the table below.

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax purposes. During 2006, a net adjustment to the deferred tax liability was recorded to reflect the purchase accounting adjustments related to the acquisition of Mountain States Bank.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$17,110	$14,697
Net unrealized loss on securities available for sale	10,065	12,489
Accrued expenses	2,986	2,463
Miscellaneous	3,269	1,306

Total deferred tax assets	33,430	30,955

Deferred tax liabilities:
Land, building, and equipment	(20,150)	(19,914)
Intangibles	(7,719)	(2,094)
Miscellaneous	(7,014)	(4,529)

Total deferred tax liabilities	(34,883)	(26,537)

Net deferred tax (liability) asset	$(1,453)	$4,418

The net deferred tax liability at December 31, 2006 is included in other liabilities. The net deferred tax asset at December 31, 2005 is included in other assets.

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Deposit Liabilities    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2006 and 2005. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

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

The estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005 are as follows (in millions):

	December 31
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,380.1	1,380.1	$1,026.2	$1,026.2
Securities available for sale	3,238.6	3,238.6	3,323.2	3,323.2
Securities held to maturity	44.8	44.8	67.0	67.4
Federal Reserve Bank and other stock	15.5	15.5	15.1	15.1
Trading securities	64.5	64.5	58.5	58.5
Loans (exclusive of allowance for loan loss)	3,767.6	3,692.3	3,393.4	3,377.1

FINANCIAL LIABILITIES
Demand and savings deposits	4,937.2	4,937.2	4,706.6	4,706.6
Time deposits	1,371.7	1,381.2	1,214.3	1,212.9
Federal funds and repurchase agreements	1,620.9	1,620.9	1,360.9	1,360.9
Short-term debt	17.9	17.9	35.1	35.1
Long-term debt	38.0	35.6	38.5	39.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans	—	3.3	—	4.0
Commercial letters of credit	—	0.3	—	0.4
Standby letters of credit	291.9	1.7	200.2	1.4

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.  PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS

	December 31
	2006	2005
	(in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$750,971	$677,837
Non-banks	30,519	25,164

Total investment in subsidiaries	781,490	703,001
Goodwill on purchased affiliates	5,011	5,011
Cash	28,953	33,195
Securities available for sale and other	41,432	98,829

Total assets	$856,886	$840,036

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable	$5,521	$5,376
Accrued expenses and other	2,490	1,197

Total liabilities	8,011	6,573
Shareholders' equity	848,875	833,463

Total liabilities and shareholders' equity	$856,886	$840,036

STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004
	(in thousands)
INCOME:
Dividends and income received from affiliate banks	$74,760	$34,860	$47,950
Service fees from subsidiaries	10,973	11,085	11,321
Other	1,690	2,560	2,001

Total income	87,423	48,505	61,272

EXPENSE:
Salaries and employee benefits	12,713	9,486	7,508
Services from affiliate banks	—	652	652
Other	9,260	10,111	10,025

Total expense	21,973	20,249	18,185

Income before income taxes and equity in undistributed earnings of subsidiaries	65,450	28,256	43,087
Income tax benefit	(3,471)	(2,620)	(2,279)

Income before equity in undistributed earnings of subsidiaries	68,921	30,876	45,366
Equity in undistributed earnings of subsidiaries:
Banks	(12,004)	23,678	(2,341)
Non-Banks	2,850	1,764	(186)

Net income	$59,767	$56,318	$42,839

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash used in operating activities:
Net income	$59,767	$56,318	$42,839
Equity in earnings of subsidiaries	(65,606)	(60,302)	(45,423)
Net increase in trading securities	(12,228)	—	—
Other	6,232	(3,523)	(58)

Net cash used in operating activities	(11,835)	(7,507)	(2,642)

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	8	—
Proceeds from maturities of securities available for sale	67,000	52,950	69,500
Purchases of securities available for sale	—	(18,825)	(101,841)
Net capital investment in subsidiaries	(83,795)	(13,343)	(1,456)
Dividends received from subsidiaries	74,760	34,860	47,950
Net capital expenditures for premises and equipment	(52)	(378)	(1,353)

Net cash provided by investing activities	57,913	55,272	12,800

FINANCING ACTIVITIES:
Cash dividends paid	(21,833)	(19,015)	(18,203)
Net purchase of treasury stock	(28,487)	(11,899)	(3,369)

Net cash used in financing activities	(50,320)	(30,914)	(21,572)

Net (decrease) increase in cash	(4,242)	16,851	(11,414)

Cash at beginning of period	33,195	16,344	27,758

Cash at end of period	$28,953	$33,195	$16,344

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2006	March 31	June 30	Sept 30	Dec 31
Interest income	$86,473	$88,335	$94,629	$99,646
Interest expense	(34,227)	(34,826)	(39,801)	(43,005)

Net interest income	52,246	53,509	54,828	56,641
Provision for loan losses	(3,159)	(3,075)	(1,500)	(1,000)
Noninterest income	59,820	65,709	64,403	65,013
Noninterest expense	(91,033)	(95,391)	(96,265)	(98,728)
Income tax provision	(4,633)	(5,893)	(5,601)	(6,124)

Net income	$13,241	$14,859	$15,865	$15,802

2005	March 31	June 30	Sept 30	Dec 31

Interest income	$60,593	$64,607	$71,417	$75,294
Interest expense	(16,302)	(17,486)	(22,693)	(27,140)

Net interest income	44,291	47,121	48,724	48,154
Provision for loan losses	(750)	(750)	(1,454)	(2,821)
Noninterest income	63,697	62,534	64,736	60,906
Noninterest expense	(91,326)	(89,901)	(89,936)	(86,906)
Income tax provision	(4,332)	(5,391)	(5,900)	(4,378)

Net income	$11,580	$13,613	$16,170	$14,955

Per Share	Three Months Ended
2006	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.31	$0.35	$0.37	$0.37
Net income—diluted	0.31	0.35	0.37	0.37
Dividend	0.13	0.13	0.13	0.13
Book value	19.35	19.28	20.03	20.08
Per Share

2005	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.27	$0.31	$0.38	$0.35
Net income—diluted	0.27	0.31	0.37	0.35
Dividend	0.11	0.11	0.11	0.13
Book value	18.84	19.18	19.28	19.39

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions)

(unaudited)	2006			2005
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2)(3)	$3,579.7	238.6	6.66%	$3,130.8	$177.1	5.66%
Securities:
Taxable	2,059.9	85.6	4.15	2,230.6	64.8	2.91
Tax-exempt (FTE)	682.4	34.1	4.99	629.6	29.7	4.72

Total securities	2,742.3	119.7	4.36	2,860.2	94.5	3.30
Federal funds sold and resell agreements	378.0	19.1	5.06	228.2	8.0	3.50
Other earning assets (FTE)	56.6	2.6	4.68	60.1	2.4	3.91

Total earning assets (FTE)	6,756.6	380.0	5.62	6,279.3	282.0	4.49
Allowance for loan losses	(42.2)			(40.5)
Cash and due from banks	461.7			481.5
Other assets	407.1			374.0

Total assets	$7,583.2			$7,094.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$2,454.7	48.9	1.99%	$2,302.2	$25.8	1.12%
Time deposits under $100,000	783.8	30.4	3.88	658.4	17.9	2.72
Time deposits of $100,000 or more	409.7	17.6	4.30	288.1	8.4	2.92

Total interest bearing deposits	3,648.2	96.9	2.66	3,248.7	52.1	1.60
Short-term debt	13.5	0.6	2.87	14.5	0.4	2.87
Long-term debt	37.5	1.6	4.27	34.8	1.8	4.89
Federal funds purchased and repurchase agreements	1,148.5	52.8	4.60	1,029.1	29.4	2.85

Total interest bearing liabilities	4,847.7	151.9	3.13	4,327.1	83.7	1.93
Noninterest bearing demand deposits	1,840.6			1,887.3
Other	51.8			50.5

Total	6,740.1			6,264.9

Total shareholders’ equity	843.1			829.4

Total liabilities and shareholders’ equity	$7,583.2			$7,094.3

Net interest income (FTE)		228.1			$198.3
Net interest spread			2.49%			2.56%
Net interest margin			3.38%			3.16%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2)	Loan fees are included in interest income. Such fees totaled $9.9 million $7.9 million, $9.1 million, $9.8 million, and $10.3 million in 2006, 2005, 2004, 2003, and 2002, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2004			2003			2002			Average Balance Five-Year Compound Growth Rate
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)

$2,781.1	$136.5	4.91%	$2,588.8	$137.6	5.31%	$2,632.9	$161.3	6.13%	4.09%
2,351.2	57.8	2.46	2,771.9	70.9	2.56	3,146.0	100.9	3.21	(3.65)
615.2	28.7	4.67	735.9	38.5	5.24	686.5	40.6	5.91	0.53

2,966.4	86.5	2.91	3,507.8	109.4	3.12	3,832.5	141.5	3.69	(2.70)
280.3	4.4	1.57	146.5	1.7	1.16	185.7	3.1	1.69	14.06
69.2	2.2	3.15	50.4	1.5	3.04	67.0	2.7	4.06	(4.27)

6,097.0	229.6	3.76	6,293.5	250.2	3.98	6,718.1	308.6	4.59	1.28
(44.3)			(40.8)			(37.2)			4.23
511.2			512.0			497.1			(5.64)
364.0			385.4			411.1			(1.55)

$6,927.9			$7,150.1			$7,589.1			0.59%

$2,214.7	$9.0	0.41%	$2,460.4	$9.1	0.37%	$2,624.8	$20.7	0.79%	(0.58)%
668.9	14.3	2.14	779.5	19.8	2.54	892.2	31.8	3.56	(0.98)
226.8	3.8	1.68	252.1	4.3	1.72	287.7	6.9	2.40	7.63

3,110.4	27.1	0.87	3,492.0	33.2	0.95	3,804.7	59.4	1.56	0.08
18.4	0.2	1.09	23.8	0.2	0.84	61.1	0.9	1.44	(31.80)
17.7	0.9	5.11	17.4	1.1	6.17	27.5	1.9	6.82	5.42
1,050.9	12.2	1.16	950.6	8.2	0.87	1,107.8	14.2	1.29	3.37

4,197.4	40.4	0.96	4,483.8	42.7	0.95	5,001.1	76.4	1.53	0.50
1,865.6			1,788.1			1,723.1			0.72
43.3			69.7			70.7			(14.17)

6,106.3			6,341.6			6,794.9			0.38

821.6			808.5			794.2			2.40

$6,927.9			$7,150.1			$7,589.1			0.59%

	$189.2			$207.5			$232.2
		2.80%			3.03%			3.06%
		3.10%			3.30%			3.46%

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures    At the end of the period covered by this report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) and have concluded that the Company’s Disclosure Controls and Procedures are reasonably designed to be effective for the purposes for which they are intended and were effective as of the end of the period covered by this report on Form 10-K.

Disclosure Controls and Procedures cannot provide absolute assurance of achieving disclosure objectives because of their inherent limitations. Disclosure Controls and Procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that errors in meeting the Company's reporting and disclosure obligations may not be prevented or detected on a timely basis by Disclosure Controls and Procedures. However, these inherent limitations are known features of the disclosure process. Therefore it is possible to design into the process safeguards to reduce, although not eliminate, this risk. The Company's Disclosure Controls and Procedures include such safeguards. Projections of any evaluation of effectiveness of Disclosure Controls and Procedures in future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or because the degree of compliance with the Company’s policies and procedures may deteriorate.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that UMB Financial Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of a new accounting standard.

/s/ Deloitte & Touche LLP

Kansas City, MO

February 28, 2007

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 10 and 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2007 (the 2007 Annual Meeting of Shareholders).

The information required by this item regarding the Audit Committee and the Audit Committee financial expert is incorporated herein by reference under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its chief executive officer, chief financial officer and chief accounting officer. You can find the Company’s code of ethics on its website by going to the following address: www.umb.com/investor. The Company will post any amendments to the code of ethics, as well as any waivers that are required to be disclosed, under the rules of either the SEC or NASDAQ. A copy of the code of ethics will be provided, at no charge, to any person requesting same, by written notice sent to the Company's Corporate Secretary, 6th floor, 1010 Grand Blvd., Kansas City, Missouri 64106.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the Executive Compensation section of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This information is included in the Company’s 2007 Proxy Statement under the caption “Stock Ownership—Principal Shareholders” and is hereby incorporated by reference.

Security Ownership of Management

This information is included in the Company's 2007 Proxy Statement under the caption "Stock Beneficially Owned by Directors and Nominees and Executive Officers" and is hereby incorporated by reference.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
1992 Incentive Stock Option Plan	216,910	$18.91	None
2002 Incentive Stock Option Plan	656,068	29.04	1,342,332
2005 Long-term Incentive Plan Non-Qualified Stock Options	222,467	30.53	977,533

Equity compensation plans not approved by security holders	None	None	None

Total	1,095,445	$27.34	2,321,865

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance—Director Independence” of the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Three Years Ended December 31, 2006
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006
Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2006
Notes to Consolidated Financial Statements
Independent Auditors’ Report

Condensed Consolidated Financial Statements for the parent company only may be found in item 8 above. All other schedules have been omitted because the required information is presented in the Consolidated Financial Statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, restated January 25, 2005, and incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for December 31, 2004, and filed with the Commission on March 14, 2005.

4	Description of the Registrant's common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant's common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan incorporated by reference to Exhibit 4.4 to Form S-8 Registration Statement filed on December 20, 2002.

10.3	UMB Financial Corporation Long-Term Incentive Compensation Plan incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 26, 2005 Annual Meeting filed with the Commission on March 21, 2005.

10.4	Stock Purchase Agreement by and among UMB Financial Corporation and the Stockholders of Sunstone Financial Group, Inc. dated April 3, 2001 and incorporated by reference to Exhibit 10.4 to Company’s Form 10-K filed on March 12, 2003.

10.5	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.6	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005

10.7	Employment letter between the Company and Vincent J. Ciavardini dated January 14, 2002.

10.8	Restricted Stock Award Agreement and description of employment arrangement between the Company and Peter J. deSilva, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission of May 7, 2004.

10.9	Employment offer letter between the Company and Michael D. Hagedorn dated February 9, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005, and filed with the Commission on February 14, 2005.

10.10	Employment offer letter between the company and Bradley J. Smith dated January 6, 2005 incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.11	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004 incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.12	Employment offer letter between the Company and Clyde Wendel dated June 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Commission on August 8, 2006.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ J. MARINER KEMPER
J. Mariner Kemper Chairman of the Board

/S/ MICHAEL D. HAGEDORN
Michael D. Hagedorn Chief Financial Officer

/s/ CHRISTOPHER G. TREECE
Christopher G. Treece Senior Vice President, Controller and Tax Director (Chief Accounting Officer)

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

THEODORE M. ARMSTRONG Theodore M. Armstrong	Director

PETER J. DESILVA Peter J. deSilva	Director

GREGORY M. GRAVES Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director

KRIS A. ROBBINS Kris A. Robbins	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director

JON M. WEFALD Jon M. Wefald	Director

MICHAEL CHESSER Michael Chesser	Director

DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director

TERRENCE P. DUNN Terrence P. Dunn	Director

Richard Harvey	Director

JOHN H. MIZE, JR. John H. Mize, Jr.	Director

THOMAS D. SANDERS Thomas D. Sanders	Director

PAUL UHLMANN III Paul Uhlmann III	Director

THOMAS J. WOOD III Thomas Jr. Wood III	Director

*/s/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board

Date: March 1, 2007