Form 10-Q
period 2007-03-31
UMB FINANCIAL CORP
filed 2007-05-09
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, UMB Financial Corporation had 42,072,860 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Loans	$3,893,603	$3,753,445
Allowance for loan losses	(44,763)	(44,926)

Net loans	3,848,840	3,708,519

Loans held for sale	16,204	14,120
Investment Securities:
Available for sale	2,656,391	3,238,648
Held to maturity (market value of $41,767 and $44,819, respectively)	41,748	44,781
Federal Reserve Bank stock and other	15,392	15,490
Trading securities	87,971	64,534

Total investment securities	2,801,502	3,363,453

Federal funds sold and securities purchased under agreements to resell	430,369	848,922
Cash and due from banks	450,891	531,188
Bank premises and equipment, net	237,270	243,216
Accrued income	57,301	57,313
Goodwill on purchased affiliates	94,670	93,723
Other intangibles	18,669	19,309
Other assets	44,317	38,002

Total assets	$8,000,033	$8,917,765

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,812,675	$2,293,096
Interest-bearing demand and savings	2,610,851	2,644,125
Time deposits under $100,000	763,588	799,003
Time deposits of $100,000 or more	445,850	572,740

Total deposits	5,632,964	6,308,964
Federal funds purchased and repurchase agreements	1,396,491	1,620,945
Short-term debt	2,136	17,881
Long-term debt	37,204	38,020
Accrued expenses and taxes	52,158	52,381
Other liabilities	19,828	30,699

Total liabilities	7,140,781	8,068,890

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 80,000,000 shares, 55,056,730 issued, 42,078,002 and 42,266,041 shares outstanding, respectively	55,057	55,057
Capital surplus	700,161	699,794
Unearned compensation	—	—
Retained earnings	391,880	380,464
Accumulated other comprehensive loss	(9,839)	(17,259)
Treasury stock, 12,978,728 and 12,790,689 shares, at cost, respectively	(278,007)	(269,181)

Total shareholders’ equity	859,252	848,875

Total liabilities and shareholders’ equity	$8,000,033	$8,917,765

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Loans	$66,102	$53,234
Securities:
Taxable interest	24,742	21,753
Tax-exempt interest	6,027	5,683

Total securities income	30,769	27,436

Federal funds and resell agreements	7,206	5,088
Trading securities and other	596	715

Total interest income	104,673	86,473

INTEREST EXPENSE
Deposits	28,818	20,762
Federal funds and repurchase agreements	18,355	12,835
Short-term debt	103	152
Long-term debt	433	478

Total interest expense	47,709	34,227

Net interest income	56,964	52,246
Provision for loan losses	1,500	3,159

Net interest income after provision for loan losses	55,464	49,087

NONINTEREST INCOME
Trust and securities processing	27,288	22,670
Trading and investment banking	4,838	4,113
Service charges on deposits	18,889	17,607
Insurance fees and commissions	676	991
Brokerage fees	2,077	1,518
Bankcard fees	10,146	8,946
Gain on sale of other assets, net	—	22
Gain on sales of securities available for sale	10	9
Other	3,515	3,944

Total noninterest income	67,439	59,820

NONINTEREST EXPENSE
Salaries and employee benefits	51,191	47,238
Occupancy, net	7,114	6,554
Equipment	13,357	11,115
Supplies and services	5,720	5,775
Marketing and business development	3,537	3,622
Processing fees	6,646	6,311
Legal and consulting	1,525	1,649
Bankcard	3,342	3,291
Amortization of other intangibles	734	218
Other	4,994	5,260

Total noninterest expense	98,160	91,033

Income before income taxes	24,743	17,874
Income tax provision	7,419	4,633

NET INCOME	$17,324	$13,241

PER SHARE DATA
Net income - basic	$0.41	$0.31
Net income - diluted	0.41	0.31
Dividends	0.14	0.13
Weighted average shares outstanding	42,032,581	42,819,521

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2006	$27,528	$728,108	$(1,904)	$342,675	$(21,550)	$(241,394)	$833,463
Adoption of SFAS 123(R)	—	(1,904)	1,904	—	—	—	—
Comprehensive income
Net income	—	—	—	13,241	—	—	13,241
Change in unrealized losses on securities	—	—	—	—	(6,935)	—	(6,935)

Total comprehensive income							6,306
Cash dividends ($0.13 per share)	—	—	—	(5,348)	—	—	(5,348)
Purchase of treasury stock	—	—	—	—	—	(6,812)	(6,812)
Issuance of stock awards	—	89	—	—	—	61	150
Recognition of equity based compensation	—	(126)	—	—	—	—	(126)
Sale of treasury stock	—	62	—	—	—	46	108
Exercise of stock options	—	15	—	—	—	67	82

Balance - March 31, 2006	$27,528	$726,244	$—	$350,568	$(28,485)	$(248,032)	$827,823

Balance - January 1, 2007	$55,057	$699,794	$—	$380,464	$(17,259)	$(269,181)	$848,875
Comprehensive income
Net income	—	—	—	17,324	—	—	17,324
Change in unrealized gains on securities	—	—	—	—	7,420	—	7,420

Total comprehensive income							24,744
Cash dividends ($0.14 per share)	—	—	—	(5,908)	—	—	(5,908)
Purchase of treasury stock	—	—	—	—	—	(9,702)	(9,702)
Issuance of stock awards	—	(455)	—	—	—	592	137
Recognition of equity based compensation	—	645	—	—	—		645
Sale of treasury stock	—	71	—	—	—	44	115
Exercise of stock options	—	106	—	—	—	240	346

Balance - March 31, 2007	$55,057	$700,161	$—	$391,880	$(9,839)	$(278,007)	$859,252

See Notes to Condensed Consolidated

Financial Statements

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net Income	$17,324	$13,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,500	3,159
Depreciation and amortization	9,412	7,851
Deferred income tax expense	(123)	60
Net increase in trading securities and other earning assets	(23,437)	(4,248)
Gains on sales of securities available for sale	(10)	(9)
Gains on sales of assets	—	(22)
Amortization of securities premiums, net of discount accretion	(2,245)	(1,510)
Net (increase) decrease in loans held for sale	(2,084)	1,500
Issuance of stock awards	137	150
Recognition of stock based compensation	645	(126)
Changes in:
Accrued income	12	1,952
Accrued expenses and taxes	(4,147)	(5,609)
Other assets and liabilities, net	(12,287)	5,503

Net cash provided by (used in) operating activities	(15,303)	21,892

Investing Activities
Proceeds from maturities of securities held to maturity	3,247	8,864
Proceeds from sales of securities available for sale	19	18
Proceeds from maturities of securities available for sale	962,818	7,487,181
Purchases of securities held to maturity	(231)	(4,252)
Purchases of securities available for sale	(366,475)	(6,698,222)
Net increase in loans	(142,375)	(47,467)
Net increase (decrease) in fed funds and resell agreements	418,553	(333,301)
Net change in unsettled securities transactions	(5,339)	239
Purchases of bank premises and equipment	(2,866)	(5,802)
Cash received for branch deposits, net of cash paid	(689)	19,998
Proceeds from sales of bank premises and equipment	121	18

Net cash provided by investing activities	866,783	427,274

Financing Activities
Net decrease in demand and savings deposits	(513,695)	(230,594)
Net decrease in time deposits	(162,305)	(86,030)
Net decrease in fed funds/ repurchase agreements	(224,454)	(271,989)
Net decrease in short-term debt	(15,745)	(29,420)
Repayment of long-term debt	(816)	(592)
Cash dividends	(5,521)	(5,374)
Proceeds from exercise of stock options and sales of treasury shares	461	190
Purchases of treasury stock	(9,702)	(6,812)

Net cash used in financing activities	(931,777)	(630,621)

Decrease in cash and due from banks	(80,297)	(181,455)
Cash and due from banks at beginning of period	531,188	599,580

Cash and due from banks at end of period	$450,891	$418,125

Supplemental Disclosures:
Income taxes paid	$925	$2,975
Total interest paid	48,120	35,318

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation are listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the diluted effect of 259,194 and 212,786 shares issueable upon the exercise of stock options granted by the Company at March 31, 2007 and 2006, respectively.

Options issued under employee benefit plans to purchase 510,050 and 151,438 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

3. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as discussed further in Note 10 to the consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The Statement permits fair value measurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of this Statement on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

Fair Value Measurement In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements, however, it provides increased consistency in the application of various fair value measurements. This Statement is effective for all financial instruments acquired or issued after January 1, 2008. The Company does not expect adoption of this Statement will have a material effect on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1, 2008. The Company is currently evaluating the potential future impact of this Statement on its consolidated financial statements.

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Commercial, financial, and agricultural	$1,706,234	$1,564,793
Real estate construction	84,676	84,141
Consumer	933,307	982,325
Real Estate	1,162,995	1,116,405
Leases	6,391	5,781

Total loans	3,893,603	3,753,445
Loans held for sale	16,204	14,120

Total loans and loans held for sale	$3,909,807	$3,767,565

This table provides an analysis of the allowance for loan losses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Beginning allowance - January 1	$44,926	$40,825
Additions (deductions):
Charge-offs	(2,640)	(4,024)
Recoveries	977	719

Net charge-offs	(1,663)	(3,305)

Provision charged to expense	1,500	3,159

Ending allowance - March 31	$44,763	$40,679

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the three months ended March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Total impaired loans as of March 31 and December 31	$6,495	$5,485
Amount of impaired loans which have a related allowance	1,128	1,117
Amount of related allowance	342	318
Remaining impaired loans with no allowance	5,367	4,368
Average recorded investment in impaired loans during the period	5,990	6,522

5. Securities

Investment securities available for sale at fair value consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Available for sale
U.S. Treasuries	$494,935	$493,362
U.S. Agencies	548,240	1,151,069
State and political subdivisions	666,795	671,093
Mortgage backed	946,421	923,124

Total available for sale	2,656,391	3,238,648

Investment securities held to maturity at book value consist of the following (in thousands):

	March 31, 2007	December 31, 2006
State and political subdivisions	$41,748	$44,781

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2007 and December 31, 2006 by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Commercial Banking and Lending	Investment Services Group	Total
Balances as of January 1, 2006	$34,743	$10,479	$—	$14,505	$59,727
Acquisition of Mountain States Bank	16,426	—	16,566	—	32,992
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	—	1,004	1,004

Balances as of December 31, 2006	$51,169	$10,479	$16,566	$15,509	$93,723

Balances as of January 1, 2007	$51,169	$10,479	$16,566	$15,509	$93,723
Acquisition of Mountain States Bank	471	—	476	—	947

Balances as of March 31, 2007	$51,640	$10,479	$17,042	$15,509	$94,670

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

Following are the intangible assets that continue to be subject to amortization as of March 31, 2007 and December 31, 2006 (in thousands):

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$33,586	$18,192	$15,394
Other intangible assets	7,222	4,039	3,183
Other intangible assets acquired during period	94	2	92

Total other intangible assets	7,316	4,041	3,275

Total intangible assets	$40,902	$22,233	$18,669

	As of December 31, 2006
Core deposit intangibles assets	$33,586	$17,643	$15,943
Other intangible assets	7,222	3,856	3,366

Total	$40,808	$21,499	$19,309

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2007	2006
Aggregate amortization expense	$734	$218

Estimated amortization expense of intangible assets on future years (in thousands):

For the year ended December 31, 2007	$2,907
For the year ended December 31, 2008	2,802
For the year ended December 31, 2009	2,692
For the year ended December 31, 2010	2,519
For the year ended December 31, 2011	1,940

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

7. Other Comprehensive Loss

The Company’s only component of other comprehensive loss for the three months ended March 31, 2007 and 2006 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended March 31,
	2007	2006
Change in unrealized holding gains (losses), net	$11,744	$(10,960)
Less: Reclassification adjustments for gains included in income	(10)	(9)

Net unrealized holding gains (losses)	11,734	(10,969)
Income tax benefit (expense)	(4,314)	4,034

Other comprehensive income (loss)	$7,420	$(6,935)

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at March 31, 2007 and December 31, 2006 was $293.0 million and $291.9 million, respectively. As of March 31, 2007 and December 31, 2006, standby letters of credit totaling $59.7 million and $43.1 million, respectively, were with related parties to the Company.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company holds collateral supporting those commitments when deemed necessary. Collateral varies but may include such items as those described for commitments to extend credit.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $30.0 million and $54.1 million during the periods ended March 31, 2007 and 2006, respectively. Net futures activity resulted in losses of $0.2 million for the three months ended March 31, 2007 and gains of $0.5 million for the same period in 2006. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the three months ended March 31, 2007, contracts to purchase and to sell foreign currency averaged approximately $15.4 million compared to $18.7 million for the three months ended March 31, 2006. The net gains on these foreign exchange contracts for the three months ended March 31, 2007 and 2006 were $0.4 million and $0.4 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At March 31, 2007, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

Contract or Notional Amount (in thousands):

	March 31, 2007	December 31, 2006
Commitments to extend credit for loans (excluding credit card loans)	$1,432,888	$1,438,855
Commitments to extend credit under credit card loans	939,573	906,179
Commercial letters of credit	7,595	7,082
Standby letters of credit	292,972	291,904
Futures contracts	27,000	33,000
Forward foreign exchange contracts	12,893	6,803
Spot foreign exchange contracts	1,781	2,828

9. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2007 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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

Payment and Technology Solutions meets the treasury management, healthcare services and security transfer needs of our commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services, foreign exchange, and various card products and services. Healthcare services include health saving account and flexible savings account products for healthcare providers, third-party administrators and large employers. Securities transfer services include dividend disbursing/reinvestment, employee stock purchase plans, proxy services, as well as acting as transfer agent.

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

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. The assets within this segment include the Company’s investment portfolio. Corporate eliminations are also allocated to this segment.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	Commercial Banking and Lending		Payment and Technology Solutions
	2007	2006	2007	2006
Net interest income	$13,452	$12,808	$14,042	$12,958
Provision for loan losses	975	2,365	—	—
Noninterest income	398	523	13,910	12,126
Noninterest expense	7,311	6,479	18,886	17,560

Income before income taxes	$5,564	$4,487	$9,066	$7,524

Average assets	$2,756,000	$2,354,000	$56,000	$52,000
Depreciation and amortization	529	395	2,190	1,944
Expenditures for additions to premises and equipment	18	240	20	1,084

	Banking Services		Consumer Services
	2007	2006	2007	2006
Net interest income	$851	$1,111	$24,682	$22,665
Provision for loan losses	—	—	525	794
Noninterest income	5,625	5,475	15,485	14,804
Noninterest expense	7,166	6,658	38,593	36,665

Income (loss) before income taxes	$(690)	$(72)	$1,049	$10

Average assets	$129,000	$86,000	$1,361,000	$1,306,000
Depreciation and amortization	380	293	4,300	3,245
Expenditures for additions to premises and equipment	28	214	1,698	2,962

	Asset Management		Investment Services Group
	2007	2006	2007	2006
Net interest income	$1,708	$45	$2,229	$2,652
Provision for loan losses	—	—	—	—
Noninterest income	22,235	18,104	10,875	10,242
Noninterest expense	17,490	14,926	9,791	10,118

Income (loss) before income taxes	$6,453	$3,223	$3,313	$2,776

Average assets	$21,000	$10,000	$26,000	$24,000
Depreciation and amortization	886	758	765	806
Expenditures for additions to premises and equipment	213	540	14	629

	Treasury and Other Adjustments		Total Consolidated Company
	2007	2006	2007	2006
Net interest income	$—	$7	$56,964	$52,246
Provision for loan losses	—	—	1,500	3,159
Noninterest income	(1,089)	(1,454)	67,439	59,820
Noninterest expense	(1,077)	(1,373)	98,160	91,033

Income (loss) before income taxes	$(12)	$(74)	$24,743	$17,874

Average assets	$3,802,000	$3,891,000	$8,151,000	$7,723,000
Depreciation and amortization	362	410	9,412	7,851
Expenditures for additions to premises and equipment	876	133	5,460	5,802

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

10. Liabilities associated with unrecognized tax benefits

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. This interpretation clarifies the accounting and reporting for uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in the Company’s tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003 in the jurisdictions in which it files. Upon implementation of FIN 48, the Company’s unrecognized tax benefit was $0.9 million. The Company’s adoption of FIN 48 resulted in a reclassification of certain recorded liabilities accrued for under SFAS No. 5, “Accounting for Contingencies”, to Liability for Unrecognized Tax Benefits. Therefore, a cumulative adjustment to retained earnings was not necessary. The Company does not expect any significant increase or decrease in the amount of unrecognized tax benefits over the next 12 months.

If recognized, the full amount of unrecognized tax benefits, net of the associated deferred tax benefit, would affect the effective tax rate. The unrecognized tax benefit relates to state tax positions that, if recognized, would result in the recognition of a deferred tax asset for the corresponding federal tax benefit.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. The Company has not recognized any significant interest or penalties.

11. FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and has received notice from the FDIC that their share of the credit is approximately $7.4 million. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2007. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic and political conditions, either nationally, internationally or in the Company’s footprint, may be less favorable than expected;

•	Changes in the interest rate environment;

•	changes in the securities markets impacting mutual fund performance and follows;

•	changes in operations;

•	competitive pressures among financial services companies may increase significantly;

•	changes in technology may be more difficult or expensive than anticipated;

•	legislative or regulatory changes may adversely affect the Company’s business;

•	changes in the ability of customers to repay loans;

•	changes in loan demand may adversely affect liquidity needs;

•	changes in employee costs;

•	changes in accounting rules.

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

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During the first quarter of 2007, progress on this strategy was illustrated by an increase in net interest income of 9.0 percent from the previous year. This was accomplished through both earning asset growth, as well as an overall increase in net interest margin. Average earning assets increased by $407.7 million, or 5.9 percent, from the first quarter of 2006. Most of this earning asset growth was through average loan growth of $464.1 million, or 13.6 percent. The mix of earning assets improved as a larger percentage of earning assets consisted of higher yielding loans. Average loans comprised 52.9 percent of average earning assets during the first three months of 2007 compared to 49.3 percent in the same quarter of 2006. Net interest margin, on a tax-equivalent basis, increased 9 basis points compared to the first quarter of 2006. Although net interest spread decreased 4 basis points from the first three months of 2006, the contribution from interest free funds from noninterest bearing deposits increased 13 basis points.

The second strategy is to grow the Company’s fee-based businesses. The Company believes this strategy will help compensate for the average loan-to-deposit ratio of the Company’s subsidiary banks, which has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the first quarter of 2007, noninterest income represented 54.2 percent of total income as compared to 53.4 percent in the same period of 2006. In particular, the Company is emphasizing its asset management, credit card, health care services, and payments businesses. The focus in asset management is discussed in the fourth strategy below. During 2007, bankcard fees increased by 13.4 percent due to increases in card volume, primarily from the commercial card segment. Within its treasury management business, the Company continues to focus on helping customers transition from paper payment to electronic payment options by providing new products and services, such as paycard and remote deposit capture. Management believes these new products and services in the treasury management business will enhance information reporting and transaction initiation via the Internet, which improves control of service through online self-administration. The Company also continues to focus on its health savings and flexible spending account strategy, which has resulted in rapid account and deposit growth.

The third strategy is a focus on the retail distribution network. At March 31, 2007, the Company had 138 branches. Another focused deposit-gathering campaign was initiated in the first quarter of 2007 bringing in approximately $200.0 million of new deposits from approximately 3,000 new accounts.

The fourth strategy is to strenghen the asset management business of the Company. In particular, the focus is on growing the UMB Scout Funds (which are managed by a subsidiary of the Company) and migrate to an investment advisory model. The investment advisory model is developed by an internal committee intended to enhance and streamline the investment decision making for traditional trust and investment management customers. Total assets under management for the UMB Scout Funds were $5.1 billion at March 31, 2007 as compared to $4.3 billion at March 31, 2006, an increase of 19.0 percent. Total assets under management were over $10.1 billion at March 31, 2007. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income.

The fifth strategy is a focus on capital management. This strategy is being implemented by two approaches. These include investing in organic growth and acquisitions that make sense strategically, financially, operationally, and culturally, as well as returning capital to shareholders. The Company repurchased 259,997 shares of common stock at an average price of $37.32 per share during the first quarter of 2007. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At March 31, 2007, the Company had a total risk-based capital ratio of 14.93 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

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

Earnings Summary

The Company recorded consolidated net income of $17.3 million for the three-month period ended March 31, 2007 compared to $13.2 million for the same period a year earlier. This represents a 30.8 percent increase over the three-month period ended March 31, 2006, which was primarily driven by increases in net interest income and noninterest income. Basic earnings per share for the first quarter 2007 were $0.41 per share ($0.41 per share fully-

diluted) compared to $0.31 per share ($0.31 per share fully-diluted) for the first quarter 2006. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2007 was 0.86 percent and 8.19 percent respectively, as compared to 0.70 percent and 6.42 percent for the three-month period ended March 31, 2006.

Net interest income for the first quarter of 2007 increased by 9.0 percent from the first quarter 2006. The increase is a result of higher earning assets, as well as a more favorable asset mix. Average loans comprise 52.9 percent of the Company’s earning asset base, as compared to 49.3 percent for the same quarter a year ago. Further, net interest margin on a tax-equivalent basis increased to 3.32 percent for the first three months of 2007 as compared to 3.23 percent for the same period in 2006. Although net interest spread decreased by 4 basis points, net interest margin increased as a result of the contribution from noninterest-bearing demand deposits.

Provision for loan losses decreased by $1.7 million in the first quarter of 2007 compared to the same period in 2006. The decrease was a result of a lower provision required in 2007 compared to 2006 to maintain the allowance for loan losses at a level consistent with management’s estimate of inherent losses within the loan portfolio. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2006 Annual Report of Form 10-K.

Noninterest income increased by $7.6 million, or 12.7 percent in the first quarter of 2007 compared to the same period last year. This increase is primarily due to increases in trust and securities processing income, an increase in service charge on deposits and higher bankcard fees. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $7.1 million, or 7.8 percent, for the first three months of 2007 as compared to the same period in 2006. Salaries and employee benefits increased by $4.0 million, or 8.4 percent in the first quarter of 2007, compared to 2006. This increase was primarily due to higher incentives and bonuses, higher employee benefits and greater equity based compensation expense. Equipment expense increased by $2.2 million, or 20.2 percent, in the first quarter of 2007 as compared to the same quarter in 2006 due mostly to higher amortization and maintenance costs related to software and related equipment. Occupancy expense is reported net of rental income. The cause for the increase in overall occupancy expense is mostly due to a decrease in rental income, as well as small increases in depreciation and maintenance of existing facilities. The amortization of other intangibles increased over 2006 due to the amortization of identifiable intangible assets associated with the acquisition of Mountain States Bank in September 2006.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities and the rates paid on each, affect net interest income. For the three-month period ended March 31, 2007 net interest income increased by $4.7 million, or 9.0 percent, as compared to the same period in 2006. Table 1 shows the impact of earnings asset rate increases as compared to increases in the cost of interest-bearing liabilities. As illustrated on this table, net interest spread decreased by 4 basis points, yet overall net interest margin increased by 9 basis points primarily due to the contribution from noninterest bearing demand deposits (free funds). For the impact of the contribution from free funds see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates that the increase in net interest income is a result of both volume and rate increases.

Management believes that the overall outlook in its net interest income is positive if rates remain stable or even decline slightly. The Company has experienced a repricing of most of its liabilities during the recent interest rate cycle and continues to have its assets favorably reprice. Further, the highest yielding assets, loans, have increased from an average of $3.4 billion in the first quarter of 2006 to an average of $3.9 billion in the first quarter of 2007. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio as, by design, its investment portfolio is short in duration and liquid in its composition of assets.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, in thousands)

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.81 percent for the three-months ended March 31, 2007 and 5.08 percent for the same period in 2006:

	Three Months Ended March 31,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,867,083	6.94%	$3,403,016	6.35%
Securities:
Taxable	2,135,927	4.70	2,312,665	3.81
Tax-exempt	702,724	5.06	666,494	5.06

Total securities	2,838,651	4.79	2,979,159	4.09
Federal funds and resell agreements	541,339	5.40	455,737	4.53
Other earning assets	61,163	4.05	62,587	4.78

Total earning assets	7,308,236	5.96	6,900,499	5.24
Allowance for loan losses	(44,978)		(40,281)
Other assets	887,458		862,681

Total assets	$8,150,716		$7,722,899

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,893,144	3.00%	$3,631,366	2.32%
Federal funds and repurchase agreements	1,497,096	4.97	1,271,599	4.09
Borrowed funds	46,252	4.70	53,340	4.79

Total interest-bearing liabilities	5,436,492	3.56	4,956,305	2.80
Noninterest-bearing demand deposits	1,779,403		1,875,395
Other liabilities	77,263		55,308
Shareholders’ equity	857,558		835,891

Total liabilities and shareholders’ equity	$8,150,716		$7,722,899

Net interest spread		2.40%		2.44%
Net interest margin		3.32		3.23

Table 2 presents the dollar amount of change in the net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Although interest free funds (total earning assets less interest-bearing liabilities) decreased by $72.5 million for the three-month period ended March 31, 2007 compared to the same period in 2006, the benefit from interest free funds improved by 13 basis points due to the increase in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2007 and 2006
	Volume	Rate	Total
Change in interest earned on:
Loans	$7,942	$4,926	$12,868
Securities:
Taxable	(2,047)	5,036	2,989
Tax-exempt	353	(9)	344
Federal funds sold and resell agreements	1,139	979	2,118
Other	(13)	(106)	(119)

Interest income	7,374	10,826	18,200
Change in interest incurred on:
Interest-bearing deposits	1,938	6,118	8,056
Federal funds purchased and repurchase agreements	2,765	2,755	5,520
Other borrowed funds	(82)	(12)	(94)

Interest expense	4,621	8,861	13,482

Net interest income	$2,753	$1,965	$4,718

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2007	2006	Change
Average earning assets	$7,308,236	$6,900,499	$407,737
Interest-bearing liabilities	5,436,492	4,956,305	480,187

Interest free funds	$1,871,744	$1,944,194	$(72,450)

Free funds ratio (free funds to earning assets)	25.61%	28.17%	(2.56)%
Tax-equivalent yield on earning assets	5.96%	5.24%	0.72%
Cost of interest-bearing liabilities	3.56	2.80	0.76

Net interest spread	2.40%	2.44%	(0.04)%
Benefit of interest free funds	0.92	0.79	0.13

Net interest margin	3.32%	3.23%	0.09%

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

Based on the factors above, management of the Company expensed $1.5 million related to the provision for loan losses for the first three months of 2007 as compared to $3.2 million for the same period in 2006. As illustrated on Table 3 below, the ALL decreased to 1.15 percent of total loans as of March 31, 2007 compared to 1.19 percent of total loans as of March 31, 2006.

Table 3 presents a summary of the Company’s ALL for the first quarter ended March 31, 2007 and first quarter ended March 31, 2006 and for the year ended December 31, 2006. Net charge-offs were $1.6 million lower in the first quarter of 2007 as compared to the same period in 2006 due primarily to one large commercial charge-off in 2006. See “Credit Risk Management” under Risk Management section of Item 3 in this report for information relating to non-accrual, past due, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2006
Allowance-January 1	$44,926	$40,825	$40,825
Provision for loan losses	1,500	3,159	11,093

Allowance of banks and loans acquired	—	—	2,358
Charge-offs:
Commercial	(90)	(2,602)	(5,861)
Consumer:
Bankcard	(1,494)	(1,002)	(4,522)
Other	(1,056)	(420)	(2,554)
Real estate	—	—	—
Total charge-offs	(2,640)	(4,024)	(12,937)

Recoveries:
Commercial	207	155	3,494
Consumer:
Bankcard	247	278	1,073
Other	522	286	1,376
Real estate	1	—	2

Total recoveries	977	719	5,945

Net charge-offs	(1,663)	(3,305)	(6,992)

Allowance-end of period	44,763	40,679	44,926

Average loans, net of unearned interest	$3,851,428	$3,382,993	$3,562,038
Loans at end of period, net of unearned interest	3,893,603	3,418,106	3,753,445
Allowance to loans at end of period	1.15%	1.19%	1.20%
Allowance as a multiple of net charge-offs	6.64 x	3.03 x	6.43 x
Net charge-offs to:
Provision for loan losses	110.87%	104.62%	63.03%
Average loans	0.18	0.40	0.20

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

Table 4

SUMMARY OF NONINTEREST INCOME (in thousands)

	Three Months Ended March 31
			Dollar Change	Percent Change
	2007	2006	07-06	07-06
Trust and securities processing	$27,288	$22,670	$4,618	20.37%
Trading and investment banking	4,838	4,113	725	17.63
Service charges on deposits	18,889	17,607	1,282	7.28
Insurance fees and commissions	676	991	(315)	(31.79)
Brokerage fees	2,077	1,518	559	36.82
Bankcard fees	10,146	8,946	1,200	13.41
Gain on sale of other assets, net	—	22	(22)	(100.00)
Gain on sales of securities available for sale	10	9	1	11.11
Other	3,515	3,944	(429)	(10.88)

Total noninterest income	$67,439	$59,820	$7,619	12.74%

Fee-based, or noninterest income (summarized in Table 4), increased by $7.6 million, or 12.7 percent, in the first quarter of 2007 as compared to the same period in 2006. The dollar and percent changes from the prior year are reflected in the table.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services and servicing of mutual fund assets. The increase in these fees is primarily attributable to $1.8 million in higher fee income related to the UMB Scout Funds as compared to the same period last year; $1.2 million in higher corporate trust income; and $0.6 million in personal trust income. Other increases were in fund administration and distribution services. Assets inside the UMB Scout Funds grew from approximately $4.3 billion at March 31, 2006 to $5.1 billion at March 31, 2007. As many of the trust and securities processing fees are asset-based, management believes that if the securities market and public and market confidence in mutual funds continue, the Company’s fees for custody of securities and the servicing of mutual fund assets will increase. As the income from these two divisions are highly correlated to the market value of assets, the related income will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

Service charges on deposit accounts increased primarily due to a $0.9 million increase in individual overdraft and return item charges for the first quarter of 2007 as compared to the same period in 2006. This was due mostly to pricing increases implemented in 2007.

Bankcard fees consist primarily of interchange fees on credit cards, debit cards, ATM and other point-of-sale fees. This fee growth is primarily attributable to an increase in interchange fees associated with greater activity by corporate and individual credit card customers.

Noninterest Expense

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended March 31
			Dollar Change	Percent Change
	2007	2006	07-06	07-06
Salaries and employee benefits	$51,191	$47,238	$3,953	8.37%
Occupancy, net	7,114	6,554	560	8.54
Equipment	13,357	11,115	2,242	20.17
Supplies and services	5,720	5,775	(55)	(0.95)
Marketing and business development	3,537	3,622	(85)	(2.35)
Processing fees	6,646	6,311	335	5.31
Legal and consulting	1,525	1,649	(124)	(7.52)
Bankcard	3,342	3,291	51	1.55
Amortization of intangibles	734	218	516	236.70
Other	4,994	5,260	(266)	(5.06)

Total noninterest expense	$98,160	$91,033	$7,127	7.83%

Noninterest expense increased by $7.1 million, or 7.8 percent, for the three months ended March 31, 2007 compared to the same period in 2006. Table 5 above summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Salaries and employee benefits increased primarily due to a $1.3 million increase in commissions and bonus expense; a $0.7 million increase in equity based compensation expense and a $0.5 million increase in employee benefits. Further, regular salaries and wages increased by 3.9 percent over the prior year due to regular salary increases and the hiring of strategic sales personnel throughout the organization. The increase in commissions and bonuses relates primarily due to higher sales volume. The increase in equity based compensation is due to 2007 being the third year of restricted stock and stock option grants under the long-term incentive plan. A grant was made in the second quarter of 2006 and the first quarter of 2007. This expense will continue to increase over the next two years as the long-term incentive plan matures. Management anticipates salary expense to increase slightly in the future quarters of 2007 due to annual salary increases in the second quarter.

Equipment expense increased for the first quarter of 2007 as compared to 2006 due mostly to increases in amortization and maintenance for software and related hardware. Management anticipates commitments related to acquire or upgrade core software systems will continue to increase software maintenance related expense.

The amortization of other intangibles increased over 2006 due to the amortization of identifiable intangible assets associated with the acquisition of Mountain States Bank in September 2006.

Income Tax Expense

The effective tax rate is 30.0 percent in the first quarter of 2007 as compared to 25.9 percent for the same period in 2006. The increase in effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2007 as compared to 2006. Management anticipates this tax rate to remain at this level for the near future.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions (formerly Corporate Services), Banking Services, Consumer Services, Asset Management, and Investment Services Group. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual business segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2007 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended March 31,
	2007	2006
Segment
Commercial Banking & Lending	$5,564	$4,487
Payment and Technology Solutions	9,066	7,524
Banking Services	(690)	(72)
Consumer Services	1,049	10
Asset Management	6,453	3,223
Investment Services Group	3,313	2,776
Treasury and Other Adjustments	(12)	(74)

Total Consolidated Company	$24,743	$17,874

Commercial Banking and Lending’s net income before tax increased by $1.1 million, or 24 percent for the first quarter of 2007 compared to the same period in 2006. Net interest income increased by $0.6 million, or 5.0 percent compared to 2006 due primarily to loan growth and rate increases. Noninterest expense increased by $0.8 million, or 12.9 percent, from the first three months of 2006. The increase is mostly attributable to increases in salary expense and to allocated technology costs associated with a CRM system that aids in sales management, the identification of cross sale opportunities, and overall knowledge of a client’s banking relationship. Provision for loan losses decreased $1.4 million, or 58.8 percent for the first quarter because management believes that the ALL reserve is adequately funded for the current loan portfolio mix. Management anticipates continued competition for commercial loans in 2007 and, therefore, expects income growth to be at a more measured pace.

Payment and Technology Solutions’ net income before tax increased $1.5 million, or 20.5 percent, in the first quarter of 2007 compared to the same period in 2006. Net interest income increased by $1.1 million, or 8.4 percent as compared to 2006. This increase is attributable to growth of deposit and securities purchased under agreement to resell, and higher fund transfer pricing rates on deposits from this segment. Noninterest income increased by $1.8 million, or 14.7 percent, as compared to the first quarter of 2006. This increase is primarily due to increases in bankcard interchange fees and increases in service charge income on deposit accounts. Noninterest expense increased by $1.3 million, or 7.6 percent for the first quarter of 2007. The increase is a result of allocated technology costs related to WebExchangeSM , an upgraded online banking software for businesses. Salary expense is also up from the first quarter of 2006 due to increases in sales force and increased incentive compensation. Challenges for this segment arise from competitive pressures, as well as the technological challenges due to the movement from paper to electronic processing. If interest rates remain stable or increase in 2007, pressure will continue to be placed on deposit service charge income which is directly impacted by earnings credits on compensating balances.

Banking Services’ net loss before tax increased by $0.6 million as compared to the first quarter of 2006. This decrease was primarily due to a $0.5 million increase in noninterest expense related to item processing costs associated with deposit accounts in this segment. Net interest income and noninterest income remained flat when compared to 2006. A change in deposit mix from noninterest bearing deposits to interest bearing repurchase agreements occurred in 2006. If this trend continues, future increases in interest rates would have an adverse effect on net interest margin for this segment.

Consumer Services’ net income before tax increased by $1.0 million as compared to 2006. Net interest income increased by $2.0 million, or 8.9 percent, as compared to the first three months of 2006 due primarily to increases in both consumer loans and deposits from marketing campaigns. Noninterest income increased by $0.7 million, primarily due to increases in individual return item and overdraft fees. Noninterest expense increased by $1.9 million, or 5.3 percent, as compared to 2006. This is attributable to increased salaries and bonuses to associates, telephone data line expenses, and increased allocations of corporate technology costs. These allocated costs will remain stable or increase as new investments are made in technology. Management anticipates continued growth in service fee income in 2007, but at a more measured pace than in 2006. Consumer Services’ ability to increase net interest margin in 2007 will be dependent upon its ability to grow deposits and higher yielding consumer loans.

Asset Management’s net income before tax increased by $3.2 million, or 100.2 percent, for the first three months of 2007 as compared to the same period in 2006. This increase is primarily attributable to an increase in noninterest income of $4.1 million, or 22.8 percent, as compared to 2006. This increase was primarily due to increased fees from the UMB Scout Funds Corporate trust income is also up $0.9 million over 2006. Smaller increases in personal trust and brokerage services fees contributed as well. Increases in noninterest expense of $2.6 million offset the lift in noninterest income. This increase is attributable to a $1.3 million increase in salaries and benefits due primarily to base salary and commission increases, as well as the addition of strategic sales associates to the segment. Servicing and other administration fees paid to investment advisors of the UMB Scout Funds have increased as well, as these fees are based on asset values. Management has had success in its efforts to increase net flows to the UMB Scout Funds and will continue to focus sales efforts to continue this trend. The ability for the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets as a significant portion of the fee income from this segment is related to total assets under management.

Investment Services Group’s net income before tax increased $0.5 million, or 19.3 percent, in the first quarter of 2007 compared to the same period in 2006. Net interest income decreased by $0.4 million in 2007 as compared to 2006. Overall deposits and repurchase agreements from mutual fund customers in this segment increased year over year, but there was a shift of some deposits to higher paying repurchase agreements reducing net interest income. Noninterest income increased by $0.6 million, or 6.2 percent for the first quarter of 2007 as compared to the same period in 2006. This increase is mostly due to growth in the mutual fund and alternative services client base, as well as an increase in overall net assets of the clients of this segment. Noninterest expense decreased by $0.3 million, or 3.2 percent, as compared to 2006 mostly due to lower corporate service allocations to the segment offset by increased processing fees due to increased customer volume and system enhancements.

The net loss before tax for the Treasury and Other category was $12,000 for the first quarter of 2007, compared to a net loss before tax of $74,000 for the same period in 2006.

Balance Sheet Analysis

Total assets of the Company declined $917.7 million, or 10.3 percent, as of March 31, 2007 compared to December 31, 2006 and increased $362.7 million, or 4.8 percent, compared to March 31, 2006. The decrease in total assets from December to March is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund deposits. This caused a $602.8 million decrease in short-term agency securities and a $424.7 million decrease in federal funds sold. These decreases were offset by a $140.2 million, or 3.7 percent increase in total loans from December 31, 2006 to March 31, 2007.

Total deposits and federal funds purchased and securities sold under agreement to repurchase also declined from December 31, 2006 to March 31, 2007. Deposits declined by $676.0 million, or 10.7 percent, from December to March and federal funds purchased and securities sold under agreement to repurchase decreased by $224.5 million, or 13.9 percent from December to March. This decline in deposits and securities sold under agreement to repurchase is primarily driven by the cyclical trend due to seasonal public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (in thousands)

	March 31,		December 31,
	2007	2006	2006
Total assets	$8,000,033	$7,637,312	$8,917,765
Loans, net of unearned interest	3,893,603	3,418,106	3,753,445
Total investment securities	2,801,502	2,664,947	3,363,453
Total deposits	5,632,964	5,627,193	6,308,964
Total borrowed funds	1,435,831	1,132,503	1,676,846

Loans

Total loan balances have increased $140.2 million, or 3.7 percent, compared to December 31, 2006. This is primarily a result of a 9.0 percent increase in commercial loans offset by a 5.0 percent decrease in consumer loans, primarily indirect consumer loans. The increase in commercial loans is a result of a continued sales focus, as well as the acquisition of Mountain States Bank in September, 2006.

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

Securities

The Company’s security portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a potential source of liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its security portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. The Company maintains very high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Investment securities comprised 39.5 percent and 42.4 percent respectively, of the earning assets as of March 31, 2007 and December 31, 2006. The decline is primarily a result of the seasonality within the Company’s balance sheet. At year end, there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. These seasonal deposits run off over the first quarter. The Company generally offsets these short-term public fund deposits with short-term investments such as discount agency notes. This increases the percent of earning assets related to securities at year-end as compared to the end of the first quarter. Loan demand and collateral pledging requirements for public fund deposits are expected to be the primary factors impacting changes in the level of security holdings.

Investment securities had an average tax-equivalent yield of 4.79 percent for the first three months of 2007 as compared to 4.09 percent for the same period in 2006, an increase of 70 basis points. The average life of the securities portfolio was 35.0 months at March 31, 2007 as compared to 28.9 months at December 31, 2006. The most significant reason for the increase in average life was the large number of extremely short-term discount notes held at December 31, 2006. These short-term securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At December 31, 2006, the amount of such discount notes was approximately $608 million, and without these discount notes, the average life of the core investment portfolio would have been 35.3 months. At March 31, 2007, the amount of such discount notes was approximately $2.9 million, and without these discount notes, the average life of the core investment portfolio would have been 35.1 months.

Deposits and Borrowed Funds

Deposits decreased $676.0 million, or 10.7 percent, from December 31, 2006 to March 31, 2007. Noninterest bearing deposits decreased $480.4 million, or 21.0 percent, and interest bearing deposits decreased $195.6 million, or 4.9 percent, from December 31, 2006. The interest bearing deposits decreased primarily as a result of seasonal public fund deposit decreases during the first quarter of 2007. At March 31, 2007, total deposits were $5.6 billion, or 0.1 percent higher than the balance as of March 31, 2006.

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

Borrowed funds decreased $241.0 million from December 31, 2006. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings other than repurchase agreements are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.4 billion at March 31, 2007, compared to $1.6 billion at December 31, 2006. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $859.3 million at March 31, 2007, compared to $848.9 million at December 31, 2006. The Company’s Board of Directors authorized at its April 25, 2006 the repurchase of the Company’s common stock up to two million shares during the 12 months following the meeting. During the three months ended March 31, 2007 and 2006, the Company acquired 259,997 shares and 201,362 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans. On April 24, 2007, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 24, 2008.

On April 24, 2007, the Board of Directors also declared a dividend of $0.14 per share. The dividend will be paid on July 2, 2007 to shareholders of record on June 11, 2007.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 14.08 percent and total capital ratio of 14.93 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, please see “Liquidity Risk” under Risk Management of Item 3 in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
RATIOS	2007	2006
Return on average assets	0.86%	0.70%
Return on average equity	8.19	6.42
Average equity to assets	10.52	10.82
Tier 1 risk-based capital ratio	14.08	16.19
Total risk-based capital ratio	14.93	17.04
Leverage ratio	9.40	10.31

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2007	2006
Earnings basic	$0.41	$0.31
Earnings diluted	0.41	0.31
Cash dividends	0.14	0.13
Dividend payout ratio	34.15%	41.94%
Book value	$20.42	$19.35

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 8, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2006.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2006 Annual Report Form 10-K for the fiscal year ended December 31, 2006.

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

Table 10 shows the net interest income increase or decrease over the next twelve months as of March 31, 2007 and 2006 based on hypothetical changes in interest rates.

Table 10

MARKET RISK (in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2007 Amount of change	March 31, 2006 Amount of change
200	$(141)	$3,722
100	(71)	1,861
Static	—	—
(100)	1,027	(1,085)
(200)	2,054	(2,169)

The Company is now more liability sensitive to increases or decreases in rates than a year ago. In 2006, the Company was more asset sensitive to rate changes. A decrease in interest rates will have a positive impact on net interest income in 2007. The Company’s average life of the investment portfolio has gradually lengthened and the Company’s loan portfolio has grown with a slightly higher percentage of total loans being fixed rate. These scenarios cause interest income from these assets to be less sensitive to rate changes because they reprice less frequently. The Company has less overnight interest income as a percentage of total interest income since March 2006. These scenarios cause interest income from assets to be less sensitive to rate changes because a greater percentage of assets are repricing less frequently. The sensitivity of deposits is shorter than a year ago and the Company has a greater percentage of interest expense from overnight liabilities. These changes cause the interest expense from liabilities to reprice more frequently and be more sensitive to rate changes. The Company is positioned to have a favorable interest income impact in a falling rate environment and have an adverse interest income impact to income in a rising rate environment.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $88.0 million as of March 31, 2007 compared to $64.5 million as of December 31, 2006.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of March 31, 2007 and December 31, 2006.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.1 million at March 31, 2007, compared to December 31, 2006.

The Company had $310,000 of other real estate owned as of March 31, 2007 compared to $317,000 as of December 31, 2006. Loans past due more than 90 days totaled $4.1 million as of March 31, 2007, compared to $4.0 million as of December 31, 2006.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had no restructured loans at March 31, 2007 and $24,000 at December 31, 2006.

TABLE 10

LOAN QUALITY (in thousands)

	March 31, 2007		December 31, 2006
Nonaccrual loans	$7,613		$6,539
Restructured loans	—		24

Total nonperforming loans	7,613		6,563
Other real estate owned	310		317

Total nonperforming assets	$7,923		$6,880

Loans past due 90 days or more	$4,143		$4,034
Allowance for Loans Losses	44,763		44,926

Ratios
Nonperforming loans as a percent of loans	0.20%		0.17%
Nonperforming assets as a percent of loans plus other real estate owned	0.20		0.18
Nonperforming assets as a percent of total assets	0.10		0.08
Loans past due 90 days or more as a percent of loans	0.11		0.11
Allowance for loan losses as a percent of loans	1.15		1.20
Allowance for loan losses as a multiple of nonperforming loans	5.88	x	6.85	x

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

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2007 was $2.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to: the risk of fraud by employees or persons outside the Company; the execution of unauthorized transactions by employees or others; errors relating to transaction processing and systems; and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards and securities laws, including the Sarbanes-Oxley Act of 2002.

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

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of The Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2007.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2007	41,606	$36.06	41,606	1,302,998

February 1-February 28, 2007	17,349	37.36	17,349	1,285,649

March 1-March 31, 2007	201,042	37.57	201,042	1,084,607

On April 25, 2006, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 25, 2007. The Company has not made any repurchases other than through this plan. All shares purchased under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 24, 2007 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 24, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, restated as of January 25, 2005 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Commission on March 14, 2005.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Employment termination agreement between the Company and Vincent J. Ciavardini dated February 1, 2007.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Michael D. Hagedorn
Michael D. Hagedorn
Chief Financial Officer

Date: May 9, 2007