Form 10-Q
period 2007-06-30
UMB FINANCIAL CORP
filed 2007-08-08
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, UMB Financial Corporation had 42,104,663 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Loans	$3,958,178	$3,753,445
Allowance for loan losses	(45,248)	(44,926)

Net loans	3,912,930	3,708,519

Loans held for sale	14,290	14,120
Investment Securities:
Available for sale	2,712,046	3,238,648
Held to maturity (market value of $39,455 and $44,819, respectively)	39,445	44,781
Federal Reserve Bank stock and other	18,515	15,490
Trading securities	67,015	64,534

Total investment securities	2,837,021	3,363,453

Federal funds sold and securities purchased under agreements to resell	365,466	848,922
Cash and due from banks	430,908	531,188
Bank premises and equipment, net	239,122	243,216
Accrued income	58,779	57,313
Goodwill	94,631	93,723
Other intangibles	17,935	19,309
Other assets	62,962	38,002

Total assets	$8,034,044	$8,917,765

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,892,947	$2,293,096
Interest-bearing demand and savings	2,679,537	2,644,125
Time deposits under $100,000	775,111	799,003
Time deposits of $100,000 or more	450,900	572,740

Total deposits	5,798,495	6,308,964
Federal funds purchased and repurchase agreements	1,255,414	1,620,945
Short-term debt	12,646	17,881
Long-term debt	35,788	38,020
Accrued expenses and taxes	46,726	52,381
Other liabilities	24,547	30,699

Total liabilities	7,173,616	8,068,890

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 80,000,000 shares, 55,056,730 issued, 42,099,765 and 42,266,041 shares outstanding, respectively	55,057	55,057
Capital surplus	700,616	699,794
Retained earnings	406,048	380,464
Accumulated other comprehensive loss	(22,858)	(17,259)
Treasury stock, 12,956,965 and 12,790,689 shares, at cost, respectively	(278,435)	(269,181)

Total shareholders’ equity	860,428	848,875

Total liabilities and shareholders’ equity	$8,034,044	$8,917,765

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$68,313	$57,541	$134,414	$110,774
Securities:
Taxable interest	23,206	19,180	47,948	40,932
Tax-exempt interest	6,126	5,841	12,153	11,525

Total securities income	29,332	25,021	60,101	52,457
Federal funds and resell agreements	4,126	5,039	11,332	10,127
Trading securities and other	666	734	1,263	1,449

Total interest income	102,437	88,335	207,110	174,807

INTEREST EXPENSE
Deposits	28,961	22,830	57,779	43,592
Federal funds and repurchase agreements	15,985	11,409	34,340	24,243
Short-term debt	177	171	280	324
Long-term debt	459	416	892	894

Total interest expense	45,582	34,826	93,291	69,053

Net interest income	56,855	53,509	113,819	105,754
Provision for loan losses	2,000	3,075	3,500	6,234

Net interest income after provision for loan losses	54,855	50,434	110,319	99,520

NONINTEREST INCOME
Trust and securities processing	28,954	24,990	56,242	47,659
Trading and investment banking	5,555	4,567	10,394	8,680
Service charges on deposits	20,686	19,002	39,574	36,609
Insurance fees and commissions	955	1,101	1,631	2,093
Brokerage fees	1,987	1,600	4,065	3,117
Bankcard fees	9,900	9,860	19,296	18,806
(Loss) gain on sale of other assets, net	(9)	574	(9)	596
(Loss) gain on sales of securities available for sale, net	(7)	75	2	84
Other	4,305	3,940	7,819	7,885

Total noninterest income	72,326	65,709	139,014	125,529

NONINTEREST EXPENSE
Salaries and employee benefits	49,908	47,796	101,099	95,034
Occupancy, net	7,640	6,802	14,754	13,356
Equipment	13,068	12,348	26,425	23,463
Supplies and services	5,794	5,698	11,513	11,473
Marketing and business development	4,157	4,022	7,694	7,644
Processing fees	7,131	7,245	13,777	13,555
Legal and consulting	1,941	2,007	3,466	3,656
Bankcard	2,844	3,519	5,435	6,810
Amortization of other intangibles	734	286	1,469	504
Other	5,121	5,668	10,115	10,928

Total noninterest expense	98,338	95,391	195,747	186,423

Income before income taxes	28,843	20,752	53,586	38,626
Income tax provision	8,780	5,893	16,199	10,526

NET INCOME	$20,063	$14,859	$37,387	$28,100

PER SHARE DATA
Net income - basic	$0.48	$0.35	$0.89	$0.66
Net income - diluted	0.48	0.35	0.89	0.65
Dividends	0.14	0.13	0.28	0.26

Weighted average shares outstanding	41,857,515	42,677,639	41,944,564	42,748,188

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2006	$27,528	$728,108	$(1,904)	$342,675	$(21,550)	$(241,394)	$833,463
Adoption of SFAS 123(R)	—	(1,904)	1,904	—	—	—	—
Comprehensive income
Net income	—	—	—	28,100	—	—	28,100
Change in unrealized losses on securities	—	—	—	—	(16,040)	—	(16,040)

Total comprehensive income							12,060
Cash dividends ($0.26 per share)	—	—	—	(10,907)	—	—	(10,907)
Stock split two for one	27,529	(27,529)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(12,616)	(12,616)
Issuance of stock awards	—	(758)	—	—	—	908	150
Recognition of stock based compensation	—	428	—	—	—	—	428
Sale of treasury stock	—	117	—	—	—	85	202
Exercise of stock options	—	23	—	—	—	133	156

Balance - June 30, 2006	$55,057	$698,485	$—	$359,868	$(37,590)	$(252,884)	$822,936

Balance - January 1, 2007	$55,057	$699,794	$—	$380,464	$(17,259)	$(269,181)	$848,875
Comprehensive income
Net income	—	—	—	37,387	—	—	37,387
Change in unrealized losses on securities	—	—	—	—	(5,599)	—	(5,599)

Total comprehensive income							31,788
Cash dividends ($0.28 per share)	—	—	—	(11,803)	—	—	(11,803)
Purchase of treasury stock	—	—	—	—	—	(10,739)	(10,739)
Issuance of stock awards	—	(898)	—	—	—	1,035	137
Recognition of stock based compensation	—	1,419	—	—	—	—	1,419
Sale of treasury stock	—	149	—	—	—	94	243
Exercise of stock options	—	152	—	—	—	356	508

Balance - June 30, 2007	$55,057	$700,616	$—	$406,048	$(22,858)	$(278,435)	$860,428

See Notes to Condensed Consolidated Financial Statements

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net Income	$37,387	$28,100
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	6,234
Depreciation and amortization	18,628	16,376
Deferred income tax expense (benefit)	(1,538)	119
Net increase in trading securities and other earning assets	(2,481)	(5,297)
Gains on sales of securities available for sale, net	(2)	(84)
Losses (gains) on sales of other assets	9	(596)
Amortization of securities premiums, net of discount accretion	(2,715)	(5)
Net increase in loans held for sale	(170)	(601)
Issuance of stock awards	137	150
Recognition of stock based compensation	1,419	428
Changes in:
Accrued income	(1,466)	(345)
Accrued expenses and taxes	(1,754)	(96)
Other assets and liabilities, net	(6,385)	7,334

Net cash provided by operating activities	44,569	51,717

Investing Activities
Proceeds from maturities of securities held to maturity	7,304	46,846
Proceeds from sales of securities available for sale	137	141
Proceeds from maturities of securities available for sale	1,145,511	7,810,370
Purchases of securities held to maturity	(5,182)	(31,713)
Purchases of securities available for sale	(625,010)	(7,023,585)
Net increase in loans	(208,421)	(220,646)
Net increase (decrease) in fed funds and resell agreements	483,456	(133,844)
Net change in unsettled securities transactions	(23,969)	(719)
Purchases of bank premises and equipment	(13,239)	(16,836)
Cash received for branch deposits, net of cash paid	(689)	19,078
Proceeds from sales of bank premises and equipment	137	1,543

Net cash provided by investing activities	760,035	450,635

Financing Activities
Net decrease in demand and savings deposits	(364,737)	(135,700)
Net decrease in time deposits	(145,732)	(56,281)
Net decrease in fed funds/ repurchase agreements	(365,531)	(426,833)
Net decrease in short-term debt	(5,235)	(11,493)
Proceeds from long-term debt	980	—
Repayment of long-term debt	(3,212)	(1,129)
Cash dividends	(11,429)	(10,723)
Proceeds from exercise of stock options and sales of treasury stock	751	358
Purchases of treasury stock	(10,739)	(12,616)

Net cash used in financing activities	(904,884)	(654,417)

Decrease in cash and due from banks	(100,280)	(152,065)
Cash and due from banks at beginning of period	531,188	599,580

Cash and due from banks at end of period	$430,908	$447,515

Supplemental Disclosures:
Income taxes paid	$15,612	$12,526
Total interest paid	94,153	68,891

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Per Share Data Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 274,656 and 205,566 shares issueable under options granted by the Company at June 30, 2007 and 2006, respectively. Diluted year-to-date income per share includes the diluted effect of 266,801 and 208,919 shares issueable upon the exercise of stock options granted by the Company at June 30, 2007 and 2006, respectively.

Options issued under employee benefit plans to purchase 498,100 and 245,996 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

3. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as discussed further in Note 9 to the condensed consolidated financial statements.

Fair Value Measurement In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurement”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements; however, it provides increased consistency in the application of various fair value measurements. This Statement is effective for all financial instruments acquired or issued after January 1, 2008. The Company does not expect adoption of this Statement will have a material effect on its consolidated financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

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

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Commercial, financial, and agricultural	$1,777,252	$1,564,793
Real estate construction	85,173	84,141
Consumer	909,488	982,325
Real estate	1,180,204	1,116,405
Leases	6,061	5,781

Total loans	3,958,178	3,753,445
Loans held for sale	14,290	14,120

Total loans and loans held for sale	$3,972,468	$3,767,565

This table is an analysis of the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Allowance - April 1 and January 1	$44,763	$40,679	$44,926	$40,825
Additions (deductions):
Charge-offs	(2,558)	(2,327)	(5,198)	(6,351)
Recoveries	1,043	693	2,020	1,412

Net charge-offs	(1,515)	(1,634)	(3,178)	(4,939)

Provision charged to expense	2,000	3,075	3,500	6,234

Allowance - June 30	$45,248	$42,120	$45,248	$42,120

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the six months ended June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Total impaired loans as of June 30 and December 31	$6,595	$5,485
Amount of impaired loans which have a related allowance	1,265	1,117
Amount of related allowance	372	318
Remaining impaired loans with no allowance	5,330	4,368
Average recorded investment in impaired loans during the period	6,191	6,522

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

5. Securities

Investment securities available for sale which are recorded at fair value consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Available for sale
U.S. Treasuries	$492,406	$493,362
U.S. Agencies	588,897	1,151,069
State and political subdivisions	696,948	671,093
Mortgage backed	933,795	923,124

Total available for sale	$2,712,046	$3,238,648

Investment securities held to maturity which are recorded at book value consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
State and political subdivisions	$39,445	$44,781

6. Other Comprehensive Loss

The Company’s only component of other comprehensive loss for the three months and six months ended June 30, 2007 and 2006 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Change in unrealized holding losses, net	$(20,612)	$(14,353)	$(8,868)	$(25,313)
Less: Reclassification adjustments for losses (gains) included in income	7	(75)	(2)	(84)

Net unrealized holding loss	(20,605)	(14,428)	(8,870)	(25,397)
Income tax benefit	7,586	5,322	3,271	9,357

Other comprehensive loss	$(13,019)	$(9,106)	$(5,599)	$(16,040)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at June 30, 2007 and December 31, 2006 was $285.0 million and $291.9 million, respectively. As of June 30, 2007 and December 31, 2006, standby letters of credit totaling $57.0 million and $43.1 million, respectively, were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $35.4 million and $54.0 million during the six-month periods ended June 30, 2007 and 2006, respectively. Open futures contract positions averaged $36.6 million and $55.7 million for the three months ended June 30, 2007 and 2006, respectively. Net futures activity resulted in gains of $0.1 million and $0.9 million for the six months ended June 30, 2007 and 2006. Net futures activity resulted in gains of $0.3 million for the three months ended June 30, 2007 and 2006. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the six months ended June 30, 2007, contracts to purchase and to sell foreign currency averaged approximately $13.6 million compared to $18.7 million for the six months ended June 30, 2006. For the three months ended June 30, 2007 and 2006, the contracts to purchase and to sell foreign currency averaged $11.8

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

million and $15.2 million, respectively. The net gains on these foreign exchange contracts for the six months ended June 30, 2007 and 2006 were $0.9 million and $0.8 million, respectively. The net gains on these foreign exchange contracts for the three months ended June 30, 2007 and 2006 were $0.5 million and $0.4 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At June 30, 2007, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

Contract or Notional Amount (in thousands):

	June 30,	December 31,
	2007	2006
Commitments to extend credit for loans (excluding credit card loans)	$1,513,486	$1,438,855
Commitments to extend credit under credit card loans	965,134	906,179
Commercial letters of credit	7,902	7,082
Standby letters of credit	285,004	291,904
Futures contracts	46,200	33,000
Forward foreign exchange contracts	14,140	6,803
Spot foreign exchange contracts	4,391	2,828

8. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2007 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The following summaries provide information about the activities of each segment:

Commercial Banking and Lending serves the commercial lending/leasing as well as the capital markets needs of the Company’s mid-market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides commercial loans and lines of credit, letters of credit, and loan syndication services. Capital markets provide consultative services and offers a variety of financing for companies that need non-traditional banking services. The services provided by capital markets include asset based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

Banking Services provides products and services to the Company’s correspondent bank customer network in the Midwest. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Fed funds transactions. Banking Services includes the bank dealer function in which competitive and negotiated underwritings of municipal securities as well as underwritings of government agency securities are performed.

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

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning and investment management and private banking services. The Company’s investment advisory services provided to the Company’s proprietary funds, the UMB Scout Funds, are also included in this segment. Corporate trust services include serving as corporate and municipal bond trustee as well as the paying agent/registrar for issued bonds and notes and escrow services.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2007	2006	2007	2006
Net interest income	$14,310	$13,234	$14,496	$13,735
Provision for loan losses	1,300	1,999	—	—
Noninterest income	1,027	450	13,344	13,295
Noninterest expense	7,096	6,324	18,894	18,206

Income before income taxes	$6,941	$5,361	$8,946	$8,824

Average assets	$2,957,000	$2,474,000	$65,000	$58,000
Depreciation and amortization	464	447	2,314	2,029
Expenditures for additions to premises and equipment	637	701	2,422	2,830

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Banking Services		Consumer Services
	2007	2006	2007	2006
Net interest income	$845	$1,043	$23,760	$22,434
Provision for loan losses	—	—	700	1,076
Noninterest income	5,384	5,515	17,333	16,598
Noninterest expense	6,382	6,625	39,642	38,668

Income (loss) before income taxes	$(153)	$(67)	$751	$(712)

Average assets	$68,000	$87,000	$1,400,000	$1,307,000
Depreciation and amortization	351	342	4,109	3,644
Expenditures for additions to premises and equipment	406	558	4,596	4,604

	Asset Management		Investment Services Group
	2007	2006	2007	2006
Net interest income	$1,818	$265	$1,626	$2,804
Provision for loan losses	—	—	—	—
Noninterest income	23,283	20,953	12,072	10,379
Noninterest expense	17,414	16,704	9,996	10,140

Income before income taxes	$7,687	$4,514	$3,702	$3,043

Average assets	$23,000	$9,000	$28,000	$26,000
Depreciation and amortization	858	843	744	740
Expenditures for additions to premises and equipment	918	1,095	791	1,080

	Treasury and Other Adjustments		Total Consolidated Company
	2007	2006	2007	2006
Net interest income	$—	$(6)	$56,855	$53,509
Provision for loan losses	—	—	2,000	3,075
Noninterest income	(117)	(1,481)	72,326	65,709
Noninterest expense	(1,086)	(1,276)	98,338	95,391

Income (loss) before income taxes	$969	$(211)	$28,843	$20,752

Average assets	$3,387,000	$3,455,000	$7,928,000	$7,416,000
Depreciation and amortization	376	481	9,216	8,526
Expenditures for additions to premises and equipment	603	166	10,373	11,034

	Six Months Ended June 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2007	2006	2007	2006
Net interest income	$27,763	$26,041	$28,537	$26,693
Provision for loan losses	2,275	4,364	—	—
Noninterest income	1,424	973	26,684	25,373
Noninterest expense	14,407	12,802	37,269	36,369

Income before income taxes	$12,505	$9,848	$17,952	$15,697

Average assets	$2,854,000	$2,414,000	$60,000	$55,000
Depreciation and amortization	993	842	4,504	3,974
Expenditures for additions to premises and equipment	655	941	2,442	3,914

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Banking Services		Consumer Services
	2007	2006	2007	2006
Net interest income	$1,695	$2,154	$48,442	$45,099
Provision for loan losses	—	—	1,225	1,870
Noninterest income	11,087	10,654	32,578	31,401
Noninterest expense	13,355	13,471	77,996	74,703

Income (loss) before income taxes	$(573)	$(663)	$1,799	$(73)

Average assets	$99,000	$87,000	$1,380,000	$1,306,000
Depreciation and amortization	731	635	8,409	6,889
Expenditures for additions to premises and equipment	434	772	6,294	7,565

	Asset Management		Investment Services Group
	2007	2006	2007	2006
Net interest income	$3,527	$311	$3,855	$5,455
Provision for loan losses	—	—	—	—
Noninterest income	45,520	39,455	22,933	20,613
Noninterest expense	35,097	31,469	19,787	20,258

Income before income taxes	$13,950	$8,297	$7,001	$5,810

Average assets	$22,000	$10,000	$27,000	$25,000
Depreciation and amortization	1,744	1,601	1,509	1,546
Expenditures for additions to premises and equipment	1,131	1,635	805	1,709

	Treasury and Other Adjustments		Total Consolidated Company
	2007	2006	2007	2006
Net interest income	$—	$1	$113,819	$105,754
Provision for loan losses	—	—	3,500	6,234
Noninterest income	(1,212)	(2,940)	139,014	125,529
Noninterest expense	(2,164)	(2,649)	195,747	186,423

Income (loss) before income taxes	$952	$(290)	$53,586	$38,626

Average assets	$3,597,000	$3,671,000	$8,039,000	$7,568,000
Depreciation and amortization	738	889	18,628	16,376
Expenditures for additions to premises and equipment	1,478	300	13,239	16,836

9. Liabilities associated with unrecognized tax benefits

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

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

10. FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and have received notice from the FDIC that their remaining share of the credit is approximately $6.6 million at June 30, 2007. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing of the one-time credit may change.

11. Subsequent Event

On July 18, 2007, the Company sold the stock transfer services product to a third party for $7.0 million. Residual payments not to exceed an additional $1.9 million can potentially be received based on various revenue targets over the 12 month period after the sale date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for both the three-month and six-month periods ended June 30, 2007. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-

looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic and political conditions, either nationally, internationally or in the Company’s footprint, may be less favorable than expected;

•	Changes in the interest rate environment;

•	Changes in the securities markets impacting mutual fund performance and flows;

•	Changes in operations;

•	Competitive pressures among financial services companies may increase significantly;

•	Changes in technology may be more difficult or expensive than anticipated;

•	Legislative or regulatory changes may adversely affect the Company’s business;

•	Changes in the ability of customers to repay loans;

•	Changes in loan demand may adversely affect liquidity needs;

•	Changes in employee costs;

•	Changes in accounting rules.

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

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During the second quarter of 2007, progress on this strategy was illustrated by an increase in net interest income of 6.3 percent from the previous year. This was accomplished through increased volume of average earning assets at higher rates, while maintaining net interest margin. Average earning assets increased by $414.5 million, or 6.3 percent, as compared to the second quarter of 2006. Most of this earning asset growth was through average loan growth of $406.2 million, or 11.6 percent. Average loans comprised 56.2 percent of average earning assets during the three months ended June 30, 2007 compared to 53.5 percent in the same quarter of 2006. Net interest margin, on a tax-equivalent basis, was flat compared to the second quarter of 2006. Although net interest spread decreased 3 basis points from the three months ended June 30, 2006, it was offset by the contribution from noninterest bearing deposits.

The second strategy is to grow the Company’s fee-based businesses. The Company believes this strategy will help compensate for the average loan-to-deposit ratio of the Company’s subsidiary banks, which has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the second quarter of 2007, noninterest income increased $6.6 million, or 10.1 percent, as compared to the same period of 2006. The Company continues to emphasize its asset management, credit card, health care services, and payments businesses. The focus in asset management is discussed in the fourth strategy below. In particular, during the second quarter of 2007, the increase is attributable to higher trust and securities processing income and deposit service charges. Trust and securities processing increased $4.0 million, or 15.9 percent, for the three months ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to the increase in total assets under management for the UMB Scout Funds as discussed in the fourth strategy below. Deposit service charges were $1.7 million, or 8.9 percent, higher in the second quarter 2007 than the same period in 2006 due mostly to greater individual overdraft and return item charges. Trading and investment banking income was $1.0 million, or 21.6 percent, higher for the three months ended June 30, 2007 than the same period in 2006 due to market gains in the Company’s seed investment in the UMB Scout Mid Cap Fund. Within its treasury management business, the Company continues to focus on helping customers transition from paper payment to electronic payment options by providing new products and services, such as paycard and remote deposit capture. Management believes these new products and services in the treasury management business will enhance information reporting and transaction initiation via the Internet, which improves control of service through online self-administration. The Company also continues to focus on its health savings and flexible spending account strategy, which has resulted in rapid account and deposit growth.

The third strategy is a focus on the retail distribution network. At June 30, 2007, the Company had 134 branches. The Company continues to emphasize increasing its primary retail customer base. A primary customer is a customer who has one or multiple account relationships with the Company. Individuals who have accounts tied to another person’s relationship are not considered a separate primary customer, but instead are considered part of the primary customer relationship. An example would be a child’s account tied to a parent. The parent would be the primary customer in this case. The primary customer base has increased 2.9 percent since June 30, 2006.

The fourth strategy is to strengthen the asset management business of the Company. In particular, the focus is to continue growing the UMB Scout Funds (which are managed by a subsidiary of the Company) and migrate to an investment advisory model. The investment advisory model is developed by an internal committee intended to enhance and streamline the investment decision making for traditional trust and investment management customers. Total assets under management for the UMB Scout Funds were $5.4 billion at June 30, 2007 as compared to $4.4 billion at June 30, 2006, an increase of 22.7 percent. Total assets under management increased $1.5 billion over June 30, 2006. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income.

The fifth strategy is a focus on capital management. This strategy is being implemented by two approaches. These include investing in organic growth and acquisitions that make sense strategically, financially, operationally, and culturally, as well as returning capital to shareholders. The Company repurchased 26,588 shares of common stock at an average price of $39.01 per share during the second quarter of 2007. This repurchase coupled with the repurchase in the first quarter of 2007 results in a year-to-date repurchase of 286,585 shares of common stock at an average price of $37.47 per share for a total cost of $10.7 million. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At June 30, 2007, the Company had a total risk-based capital ratio of 14.89 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

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

Earnings Summary

The Company recorded consolidated net income of $20.1 million for the three-month period ended June 30, 2007 compared to $14.9 million for the same period a year earlier. This represents a 35.0 percent increase over the three-month period ended June 30, 2006, which was primarily driven by increases in net interest income and noninterest income. Basic earnings per share for the second quarter of 2007 were $0.48 per share ($0.48 per share fully-diluted) compared to $0.35 per share ($0.35 per share fully-diluted) for the second quarter of 2006. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2007 were 1.02 percent and 9.32 percent respectively, as compared to 0.80 percent and 7.15 percent for the three-month period ended June 30, 2006.

The Company recorded consolidated net income of $37.4 million for the six-months ended June 30, 2007 compared to $28.1 million for the same period a year earlier. This represents a 33.1 percent increase over the six-month period ended June 30, 2006, primarily due to a higher volume of average earning assets at higher rates and offset by higher non-interest expense. Basic earnings per share for the six-months ended June 30, 2007 were $0.89 per share ($0.89 per share fully-diluted) compared to $0.66 per share ($0.65 per share fully-diluted) for the same period in 2006. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2007 was 0.94 percent and 8.76 percent respectively, as compared to 0.75 percent and 6.79 percent for the same period in 2006.

Net interest income for the second quarter of 2007 increased 6.3 percent as compared to the same period in 2006. Net interest income for year-to-date June 30, 2007 increased 7.6 percent as compared to the same period in 2006. The increase is a result of higher earning assets, as well as a more favorable asset mix. Average loans comprise 56.2 percent of the Company’s earning asset base, as compared to 53.5 percent for the same period a year ago. Further, net interest margin on a tax-equivalent basis increased to 3.37 percent for the first six months of 2007 as compared to 3.33 percent for the same period in 2006.

The provision for loan losses decreased by $1.1 million and $2.7 million for the three and six month periods ended June 30, 2007, as compared to the same period in 2006. The decrease was a result of a lower provision required in 2007 compared to 2006 to maintain the allowance for loan losses at a level consistent with management’s estimate of inherent losses within the loan portfolio. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2006 Annual Report of Form 10-K.

Noninterest income increased by $6.6 million and $13.5 million, or 10.1 and 10.7 percent, for the three and six month periods ended June 30, 2007, as compared to the same period one year ago. This increase is primarily due to increases in trust and securities processing income and deposit service charges. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $2.9 million and $9.3 million, or 3.1 and 5.0 percent, for the three and six month periods ended June 30, 2007, as compared to the same period in 2006. This increase was primarily due to increases in salaries and employee benefits, equipment and occupancy expense, and amortization of other intangibles. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended June 30, 2007, net interest income increased $3.3 million, or 6.3 percent, as compared to the same period in 2006. For the six-month period ended June 30, 2007, net interest income increased $8.1 million, or 7.6 percent, as compared to the same period in 2006.

Table 1 shows the impact of earning asset rate increases as compared to increases in the cost of interest-bearing liabilities. As illustrated on this table, net interest spread for the six months ended June 30, 2007 decreased by 4 basis points, yet overall net interest margin increased by 4 basis points compared to 2006 primarily due to the contribution from noninterest-bearing demand deposits (free funds). For the impact of the contribution from free funds see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Management believes that the overall outlook in its net interest income continues to be positive as rates remain stable or even decline slightly. The Company has experienced a repricing of most of its liabilities during the recent interest rate cycle and continues to have its assets favorably reprice. Further, the highest yielding assets, loans, have increased from an average of $3.5 billion at June 30, 2006 to an average of $3.9 billion at June 30, 2007. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. By design, its investment portfolio is short in duration and liquid in its composition.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, in thousands)

The following table presents, for the periods indicated, the average interest-earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.85 percent for the six-months ended June 30, 2007 and 5.24 percent for the same period in 2006. The average yield on earning assets without the tax equivalent basis adjustment would have been 5.89 percent for the three-month period ended June 30, 2007 and 5.40 percent for the same period in 2006.

	Three Months Ended June 30,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,918,415	7.00%	$3,512,210	6.58%
Securities:
Taxable	1,975,785	4.71	1,915,411	4.02
Tax-exempt	708,503	5.05	672,360	5.04

Total securities	2,684,288	4.80	2,587,771	4.28
Federal funds and resell agreements	307,503	5.38	400,226	5.05
Other earning assets	67,305	4.14	62,772	4.85

Total earning assets	6,977,511	6.05	6,562,979	5.56
Allowance for loan losses	(44,965)		(41,401)
Other assets	995,491		893,992

Total assets	$7,928,037		$7,415,570

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,811,967	3.05%	$3,581,602	2.56%
Federal funds and repurchase agreements	1,309,594	4.90	1,007,869	4.54
Borrowed funds	51,166	4.99	52,685	4.47

Total interest-bearing liabilities	5,172,727	3.53	4,642,156	3.01
Noninterest-bearing demand deposits	1,799,376		1,896,092
Other liabilities	92,829		43,521
Shareholders’ equity	863,105		833,801

Total liabilities and shareholders’ equity	$7,928,037		$7,415,570

Net interest spread		2.52%		2.55%
Net interest margin		3.43		3.43

	Six Months Ended June 30,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,892,891	6.97%	$3,457,914	6.47%
Securities:
Taxable	2,055,414	4.70	2,112,942	3.91
Tax-exempt	705,629	5.06	669,443	5.05

Total securities	2,761,043	4.79	2,782,385	4.18
Federal funds and resell agreements	423,775	5.39	427,827	4.77
Other earning assets	64,251	4.10	62,680	4.81

Total earning assets	7,141,960	6.01	6,730,806	5.40
Allowance for loan losses	(44,972)		(40,844)
Other assets	941,773		878,423

Total assets	$8,038,761		$7,568,385

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,852,331	3.02%	$3,606,346	2.44%
Federal funds and repurchase agreements	1,402,826	4.94	1,139,005	4.29
Borrowed funds	48,723	4.85	53,011	4.63

Total interest-bearing liabilities	5,303,880	3.55	4,798,362	2.90
Noninterest-bearing demand deposits	1,789,445		1,885,801
Other liabilities	85,089		49,382
Shareholders’ equity	860,347		834,840

Total liabilities and shareholders’ equity	$8,038,761		$7,568,385

Net interest spread		2.46%		2.50%
Net interest margin		3.37		3.33

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Although interest free funds (total earning assets less interest-bearing liabilities) decreased $116.0 million for the three-month period ended June 30, 2007 as compared to the same period in 2006 and decreased $94.4 million for the six-month period ended June 30, 2007 as compared to the same period in 2006, the benefit from interest free funds improved by 3 basis points from the three months ended June 30, 2006 and improved 8 basis points from the six months ended June 30, 2006 due to the increases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2007 vs 2006			June 30, 2007 vs 2006
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$7,087	$3,685	$10,772	$15,034	$8,606	$23,640
Securities:
Taxable	709	3,317	4,026	(1,342)	8,358	7,016
Tax-exempt	269	16	285	616	12	628
Federal funds sold and resell agreements	(1,244)	331	(913)	(108)	1,313	1,205
Other	46	(114)	(68)	17	(203)	(186)

Interest income	6,867	7,235	14,102	14,217	18,086	32,303
Change in interest incurred on:
Interest-bearing deposits	1,750	4,381	6,131	3,689	10,498	14,187
Federal funds purchased and repurchase agreements	3,683	893	4,576	—	10,097	10,097
Other borrowed funds	(19)	68	49	(103)	57	(46)

Interest expense	5,414	5,342	10,756	3,586	20,652	24,238

Net interest income	$1,453	$1,893	$3,346	$10,631	$(2,566)	$8,065

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
Average earning assets	$6,977,511	$6,562,979	$414,532		$7,141,960	$6,730,806	$411,154
Interest-bearing liabilities	5,172,727	4,642,156	530,571		5,303,880	4,798,362	505,518

Interest free funds	$1,804,784	$1,920,823	$(116,039)		$1,838,080	$1,932,444	$(94,364)

Free funds ratio (free funds to earning assets)	25.87%	29.27%	(3.40	) %	25.74%	28.71%	(2.97	) %

Tax-equivalent yield on earning assets	6.05%	5.56%	0.49%		6.01%	5.40%	0.61%
Cost of interest-bearing liabilities	3.53	3.01	0.52		3.55	2.90	0.65

Net interest spread	2.52%	2.55%	(0.03	) %	2.46%	2.50%	(0.04	) %
Benefit of interest free funds	0.91	0.88	0.03		0.91	0.83	0.08

Net interest margin	3.43%	3.43%	0.00%		3.37%	3.33%	0.04%

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

Based on the factors above, management of the Company expensed $2.0 and $3.5 million related to the provision for loan losses for the three and six month periods ended June 30, 2007, as compared to $3.1 and $6.2 million for the same periods in 2006. As illustrated on Table 3 below, the ALL decreased to 1.14 percent of total loans as of June 30, 2007 compared to 1.17 percent of total loans as of June 30, 2006.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006. Net charge-offs were $1.8 million lower for the first six months of 2007 as compared to the same period in 2006 due primarily to one large commercial charge-off in 2006. See “Credit Risk Management” under “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

Six Months Ended June 30,	Year Ended December 31,
2007	2006	2006
Allowance-January 1	$44,926	$40,825	$40,825
Provision for loan losses	3,500	6,234	11,093

Allowance of banks and loans acquired	—	—	8,734
Charge-offs:
Commercial	(353)	(3,533)	(5,861)
Consumer:
Bankcard	(2,955)	(2,112)	(4,522)
Other	(1,876)	(706)	(2,554)
Real estate	(14)	—	—

Total charge-offs	(5,198)	(6,351)	(12,937)

Recoveries:
Commercial	462	343	3,494
Consumer:
Bankcard	522	526	1,073
Other	1,035	542	1,376
Real estate	1	1	2

Total recoveries	2,020	1,412	5,945

Net charge-offs	(3,178)	(4,939)	(6,992)

Allowance-end of period	45,248	42,120	44,926

Average loans, net of unearned interest	$3,877,990	$3,438,404	$3,562,038
Loans at end of period, net of unearned interest	3,958,178	3,589,651	3,753,445
Allowance to loans at end of period	1.14%	1.17%	1.20%
Allowance as a multiple of net charge-offs	7.06	x	4.23	x	6.43	x
Net charge-offs to:
Provision for loan losses	90.80%	79.23%	63.03%
Average loans	0.17	0.29	0.20

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based services are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based services provide the opportunity to offer multiple products and services, which management believes will more closely align the customer with the Company. The Company’s ongoing focus is to continue to develop and offer multiple products and services to its customers. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading/brokerage and cash/treasury management. Management believes it can offer these products and services both efficiently and profitably, as most share common platforms and support structures. The Company will record a gain related to the sale of its security transfer services product during the third quarter of 2007. See Note 11 in the Notes to Condensed Consolidated Financial Statements for details about this transaction.

Table 4

SUMMARY OF NONINTEREST INCOME (in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2007	2006	07-06	07-06
Trust and securities processing	$28,954	$24,990	$3,964	15.86%
Trading and investment banking	5,555	4,567	988	21.63
Service charges on deposits	20,686	19,002	1,684	8.86
Insurance fees and commissions	955	1,101	(146)	(13.26)
Brokerage fees	1,987	1,600	387	24.19
Bankcard fees	9,900	9,860	40	0.41
Gains on sale of other assets	(9)	574	(583)	(101.57)
Gains on sales of securities available for sale, net	(7)	75	(82)	(109.33)
Other	4,305	3,940	365	9.26

Total noninterest income	$72,326	$65,709	$6,617	10.07%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2007	2006	07-06	07-06
Trust and securities processing	$56,242	$47,659	$8,583	18.01%
Trading and investment banking	10,394	8,680	1,714	19.75
Service charges on deposits	39,574	36,609	2,965	8.10
Insurance fees and commissions	1,631	2,093	(462)	(22.07)
Brokerage fees	4,065	3,117	948	30.41
Bankcard fees	19,296	18,806	490	2.61
Gains on sale of other assets	(9)	596	(605)	(101.51)
Gains on sales of securities available for sale, net	2	84	(82)	(97.62)
Other	7,819	7,885	(66)	(0.84)

Total noninterest income	$139,014	$125,529	$13,485	10.74%

Quarter-To-Date

Fee-based, or noninterest income (summarized in Table 4), increased by $6.6 million, or 10.1 percent, during the three months ended June 30, 2007, as compared to the same period in 2006. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees as compared to the same period last year was primarily attributable to $1.5 million in fee income related to the UMB Scout Funds, $0.3 million in corporate trust income, and $1.6 million in fund administration and distribution services. Assets inside the UMB Scout Funds grew from approximately $4.4 billion at June 30, 2006 to $5.4 billion at June 30, 2007. As many of the trust and securities processing fees are asset-based, management believes that fees for custody of securities and the servicing of mutual fund assets will increase during the remainder of the year. As the income from these two services is highly correlated to the market value of assets, the related income will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

Service charges on deposit accounts increased primarily due to a $2.0 million increase in individual overdraft and return item charges for the three months ended June 30, 2007 as compared to the same period in 2006.

Year-To-Date

Noninterest income (summarized in Table 4) increased $13.5 million, or 10.7 percent, during the six months ended June 30, 2007, as compared to the same period in 2006. The majority of the increase in 2007 is attributable to increases in trust and securities processing fees and service charges on deposits.

Trust and securities processing fees increased $8.6 million, or 18.0 percent, for the six-months ended June 30, 2007, as compared to the same period in 2006. The increase is primarily a result of fund administration and processing fees of $2.5 million, $1.4 million in corporate trust income, and additional fee income related to the UMB Scout Funds of $3.3 million.

Service charges on deposit accounts increased by $3.0 million, or 8.1 percent, for the six-months ended June 30, 2007, as compared to the same period in 2006. The increase in service charge income is a result of an increase in overdraft and return item activity and price during 2007.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2007	2006	07-06	07-06
Salaries and employee benefits	$49,908	$47,796	$2,112	4.42%
Occupancy, net	7,640	6,802	838	12.32
Equipment	13,068	12,348	720	5.83
Supplies and services	5,794	5,698	96	1.68
Marketing and business development	4,157	4,022	135	3.36
Processing fees	7,131	7,245	(114)	(1.57)
Legal and consulting	1,941	2,007	(66)	(3.29)
Bankcard	2,844	3,519	(675)	(19.18)
Amortization of intangibles	734	286	448	156.64
Other	5,121	5,668	(547)	(9.65)

Total noninterest expense	$98,338	$95,391	$2,947	3.09%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2007	2006	07-06	07-06
Salaries and employee benefits	$101,099	$95,034	$6,065	6.38%
Occupancy, net	14,754	13,356	1,398	10.47
Equipment	26,425	23,463	2,962	12.62
Supplies and services	11,513	11,473	40	0.35
Marketing and business development	7,694	7,644	50	0.65
Processing fees	13,777	13,555	222	1.64
Legal and consulting	3,466	3,656	(190)	(5.20)
Bankcard	5,435	6,810	(1,375)	(20.19)
Amortization of intangibles	1,469	504	965	191.47
Other	10,115	10,928	(813)	(7.44)

Total noninterest expense	$195,747	$186,423	$9,324	5.00%

Quarter-To-Date

Noninterest expense increased by $2.9 million, or 3.1 percent, for the three months ended June 30, 2007, as compared to the same period in 2006. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased $2.1 million, or 4.4 percent, for the three months ended June 30, 2007, as compared to the same period in 2006. This increase is primarily due to a 3.2 percent increase in regular salaries and wages due to base salary increases and the hiring of strategic sales personnel throughout the organization. There was also a $0.4 million increase in employee benefit costs.

Year-To-Date

Noninterest expense (summarized in Table 5) increased $9.3 million, or 5.0 percent, for the six months ended June 30, 2007, as compared to the same period in 2006. The increase was due primarily to increases in salary and employee benefits, occupancy, and equipment expense. These increases were partially offset by a decrease in bankcard expense.

Salaries and employee benefits expenses increased by $6.1 million, or 6.4 percent, for the six months ended June 30, 2007, as compared to the same period in 2006. This increase is primarily due to a $1.0 million increase in commissions and bonus expense, a $1.0 million increase in equity based compensation expense, and a $0.9 million increase in employee benefits. Further, regular salaries and wages increased by 4.2 percent over the prior year due to regular salary increases and the hiring of strategic sales personnel throughout the organization. The increase in commissions and bonuses relates primarily to higher sales volume. The increase in equity-based compensation is due to the addition of a third year of restricted stock and stock option grants under the long-term incentive plan initiated in 2005. The Company now has compensation expense for three years of grants in 2007 compared to 2 years of grants for the same period in 2006. The increase was also impacted by the 2006 grant being made in the second quarter of 2006 and the 2007 grant in the first quarter of 2007, which results in an additional 2 months of expense in 2007.

Occupancy expense increased $1.4 million, or 10.5 percent, for the six months ended June 30, 2007, as compared to the same period in 2006. Occupancy expense is reported net of rental income. The cause for the increase in overall occupancy expense is mostly due to a decrease in rental income, as well as increases in depreciation and maintenance of existing facilities.

Equipment expense increased by $3.0 million, or 12.6 percent, for the six months ended June 30, 2007, as compared to the same period in 2006. This increase is primarily attributable to a $1.1 million increase in depreciation and amortization on equipment and software, and a $1.7 million increase in maintenance related to equipment and software. These increases are primarily a result of large core software projects placed in service during 2006.

Income Tax Expense

The effective tax rate is 30.2 percent for the six months ended June 30, 2007, as compared to 27.3 percent for the same period in 2006. The increase in effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2007 as compared to 2006. Management anticipates this tax rate to remain approximately at this level for the remainder of the year.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions (formerly Corporate Services), Banking Services, Consumer Services, Asset Management, and Investment Services Group. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual business segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2007 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Segment
Commercial Banking & Lending	$6,941	$5,361	$12,505	$9,848
Payment and Technology Solutions	8,946	8,824	17,952	15,697
Banking Services	(153)	(67)	(573)	(663)
Consumer Services	751	(712)	1,799	(73)
Asset Management	7,687	4,514	13,950	8,297
Investment Services Group	3,702	3,043	7,001	5,810
Treasury and Other Adjustments	969	(211)	952	(290)

Total Consolidated Company	$28,843	$20,752	$53,586	$38,626

Commercial Banking and Lending’s net income before income taxes increased by $2.7 million, or 27.0 percent, for the six months ended June 30, 2007, as compared to the same period in 2006. Net interest income increased by $1.7 million, or 6.6 percent, compared to 2006, due primarily to loan growth and rate increases. Noninterest expense increased by $1.6 million, or 12.5 percent, from the six months ended June 30, 2006. The increase is mostly attributable to increases in salary expense and to allocated technology costs associated with a customer relationship management system that aids in sales management, the identification of cross sale opportunities, and overall knowledge of a client’s banking relationship. Provision for loan losses decreased $2.1 million, or 47.9 percent, during 2007 compared to the same period in 2006. Management believes that the ALL reserve is adequately funded for the current loan portfolio mix. Management anticipates continued competition for commercial loans in 2007 and, therefore, expects income growth in this segment to be at a more measured pace for the remainder of the year.

Payment and Technology Solutions’ net income before income taxes increased $2.3 million, or 14.4 percent, in the first six months of 2007 compared to the same period in 2006. Net interest income increased by $1.8 million or 6.9 percent, as compared to 2006. This increase is attributable to growth of deposit and securities purchased under agreement to resell and higher fund transfer pricing rates on deposits from this segment. Noninterest income increased by $1.3 million or 5.2 percent for the two quarter period in 2007, as compared to the same period in 2006. This increase is primarily due to increases in service charge income on deposit accounts. Noninterest expense increased by $0.9 million or 2.5 percent for the six months ended June 30, 2007, as compared to the same period in 2006. The increase is a result of allocated technology costs related to WebExchangeSM , an upgraded online banking software for businesses. Salary expense is also up from 2006 due to increases in sales force and increased incentive compensation. Challenges for this segment arise from competitive pressures, as well as the technological challenges due to the movement from paper to electronic processing. If interest rates remain stable or increase in 2007, pressure will continue to be placed on deposit service charge income, which is directly impacted by earnings credits on compensating balances.

Banking Services maintained a minimal net loss before income taxes of $0.6 and $0.7 million for the six months ended June 30, 2007 and 2006, respectively. Noninterest expense decreased by $0.1 million related to item processing costs associated with deposit accounts in this segment. A slight increase in noninterest income was offset by a slight decrease in net interest income, when compared to 2006. A change in deposit mix from noninterest bearing deposits to interest bearing deposits continues to be the challenge. If this trend continues, future increases in interest rates would have an adverse effect on net interest margin for this segment.

Consumer Services’ net income before income taxes increased by $1.9 million as compared to 2006. Net interest income increased by $3.3 million, or 7.4 percent, as compared to the first six months of 2006 due primarily to increases in both consumer loans and deposits from marketing campaigns. Noninterest income increased by $1.2 million, primarily due to increases in individual return item and overdraft activity. Noninterest expense increased by $3.3 million, or 4.4 percent, as compared to 2006. This is attributable to increased salaries and bonuses to associates, telephone data line expenses, and increased allocations of corporate technology costs. Management expects these allocated costs to remain stable or increase as new investments are made in technology to remain competitive in the marketplace. Management anticipates continued growth in service fee income in 2007, but at a more measured pace than in 2006. Consumer Services’ ability to increase net interest margin in 2007 will be dependent upon its ability to grow deposits and higher yielding consumer loans.

Asset Management’s net income before income taxes increased by $5.7 million, or 68.1 percent, for the first six months of 2007 as compared to the same period in 2006. This increase is primarily attributable to an increase in noninterest income of $6.1 million, or 15.4 percent, as compared to 2006. This increase was primarily due to increased fees from the UMB Scout Funds, corporate trust income, and personal trust and brokerage services fees. Approximately 25 percent of the increase in noninterest income is due to the effect of stock market appreciation. Increases in noninterest expense of $3.6 million offset the lift in noninterest income. This increase is attributable to a $2.1 million increase in salaries and benefits due primarily to base salary and commission increases, as well as the addition of strategic sales associates to the segment. Shareholder servicing and other administration fees paid to third party service providers of the UMB Scout Funds have increased as well, as these fees are based on asset values. While the flows to UMB Scout Funds were flat the last twelve months, flows increased substantially in June. Management will continue to focus sales efforts toward the funds. Management believes flows will continue to increase through the remainder of the year. The ability of the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management.

Investment Services Group’s net income before income taxes increased $1.2 million, or 20.5 percent, in the first six months of 2007 compared to the same period in 2006. Net interest income decreased by $1.6 million in 2007 as compared to 2006. Overall deposits and repurchase agreements from mutual fund customers in this segment increased year over year, but there was a shift of some deposits to higher paying repurchase agreements reducing net interest income. Noninterest income increased by $2.3 million, or 11.3 percent, year-to-date 2007 as compared to the same period in 2006. This increase is mostly due to growth in the mutual fund and alternative services client base, as well as an increase in overall net assets of the clients of this segment. Noninterest expense decreased by $0.5 million, or 2.3 percent, as compared to 2006 mostly due to lower corporate service allocations to the segment offset by increased processing fees due to increased customer volume and system enhancements.

The net income before tax for the Treasury and Other category was $1.0 million for the first six months of 2007, compared to a net loss before tax of $0.3 million for the same period in 2006.

Balance Sheet Analysis

Total assets of the Company declined $883.7 million, or 9.9 percent, as of June 30, 2007 compared to December 31, 2006 and increased $401.2 million, or 5.3 percent, compared to June 30, 2006. The decrease in total assets from December to June is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund deposits. This trend caused a $562.2 million decrease in short-term agency securities and a $381.2 million decrease in federal funds sold. These decreases were offset by a $204.7 million, or 5.5 percent, increase in total loans from December 31, 2006 to June 30, 2007.

Total deposits and federal funds purchased and securities sold under agreement to repurchase also declined from December 31, 2006 to June 30, 2007. Deposits declined by $510.5 million, or 8.1 percent, from December to June and federal funds purchased and securities sold under agreement to repurchase decreased by $365.5 million, or 22.6 percent, from December to June. This decline in deposits and securities sold under agreement to repurchase is primarily driven by the cyclical trend due to seasonal public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (in thousands)

	June 30,		December 31,
	2007	2006	2006
Total assets	$8,034,044	$7,632,832	$8,917,765
Loans, net of unearned interest	3,958,178	3,589,651	3,753,445
Total investment securities	2,837,021	2,641,748	3,363,453
Total deposits	5,798,495	5,751,836	6,308,964
Total borrowed funds	1,303,848	995,049	1,676,846

Loans

Total loan balances have increased $204.7 million, or 5.5 percent, compared to December 31, 2006. This increase is primarily a result of a 13.6 percent increase in commercial loans offset by a 7.4 percent decrease in consumer loans, primarily indirect consumer loans. The increase in commercial loans is a result of a continued sales focus, as well as the acquisition of Mountain States Bank in September, 2006.

Loans represent the Company’s largest source of interest income. In addition to growing the Commercial Loan Portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services, such as cash management.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within the quantitative and qualitative disclosure about market risk in Item 3 of this report.

Securities

The Company’s security portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a potential source of liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its security portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. The Company maintains strong liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Investment securities comprised 39.8 percent and 42.4 percent, respectively, of the earning assets as of June 30, 2007 and December 31, 2006. The decline is primarily a result of the seasonality within the Company’s balance sheet. At year end, there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. These seasonal deposits run off over the first half of the year. The Company generally offsets these short-term public fund deposits with short-term investments such as discount agency notes. This increases the percent of earning assets related to securities at year-end as compared to the end of the second quarter. Loan demand and collateral pledging requirements for public fund deposits are expected to be the primary factors impacting changes in the level of security holdings.

Investment securities had an average tax-equivalent yield of 4.79 percent for the first six months of 2007 as compared to 4.18 percent for the same period in 2006, or an increase of 61 basis points. The average life of the securities portfolio was 34.7 months at June 30, 2007 as compared to 28.9 months at December 31, 2006. The most significant reason for the increase in average life was the large number of extremely short-term discount notes held at December 31, 2006. These short-term securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period. At December 31, 2006, the amount of such discount notes was approximately $608 million, and without these discount notes, the average life of the core investment portfolio would have been 35.3 months. At June 30, 2007, the amount of such discount notes was approximately $2.5 million and without these discount notes, the average life of the core investment portfolio would have been 36.0 months.

Deposits and Borrowed Funds

Deposits decreased $510.5 million, or 8.1 percent, from December 31, 2006 to June 30, 2007. Noninterest-bearing deposits decreased $400.1 million, or 17.5 percent, and interest-bearing deposits decreased $110.4 million, or 2.8 percent, from December 31, 2006. The interest-bearing deposits decreased primarily as a result of seasonal public fund deposit decreases during the first half of 2007. At June 30, 2007, total deposits were $5.8 billion, or 0.8 percent, higher than the balance as of June 30, 2006.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments in order to attract and retain additional core deposits. Management believes this is one of the Company’s core competencies given both its scale and competitive product mix.

Borrowed funds decreased $373.0 million from December 31, 2006. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings other than repurchase agreements are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.3 billion at June 30, 2007, compared to $1.6 billion at December 31, 2006. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $860.4 million at June 30, 2007, compared to $848.9 million at December 31, 2006. The Company’s Board of Directors authorized, at its April 25, 2006 meeting, the repurchase of the Company’s common stock up to two million shares during the 12 months following the meeting. During the six months ended June 30, 2007 and 2006, the Company acquired 286,585 shares and 176,746 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans. On April 24, 2007, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 24, 2008.

On July 24, 2007, the Board of Directors also declared a dividend of $0.14 per share. The dividend will be paid on October 1, 2007 to shareholders of record on September 12, 2007.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 14.05 percent and total capital ratio of 14.89 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Six Months Ended June 30,		Three Months Ended June 30,
RATIOS	2007	2006	2007	2006
Return on average assets	0.94%	0.75%	1.02%	0.80%
Return on average equity	8.76	6.79	9.32	7.15
Average equity to assets	10.70	11.03	10.89	11.24
Tier 1 risk-based capital ratio	14.05	15.35	14.05	15.35
Total risk-based capital ratio	14.89	16.19	14.89	16.19
Leverage ratio	9.86	10.79	9.86	10.79

The Company’s per share data is summarized in the table below.

	Six Months Ended June 30,		Three Months Ended June 30,
Per Share Data	2007	2006	2007	2006
Earnings basic	$0.89	$0.66	$0.48	$0.35
Earnings diluted	0.89	0.65	0.48	0.35
Cash dividends	0.28	0.26	0.14	0.13
Dividend payout ratio	31.46%	39.39%	29.17%	37.14%
Book value	$20.44	$19.28	$20.44	$19.28

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 7, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2006.

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward or downward gradual change (e.g. ramp) of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook, and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

Table 9 shows the net interest income increase or decrease over the next twelve months as of June 30, 2007 and 2006 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2007 Amount of change	June 30, 2006 Amount of change
200	$(2,332)	$1,608
100	(1,166)	804
Static	—	—
(100)	1,454	(80)
(200)	2,907	(159)

The Company is now more liability sensitive at June 30, 2007 to increases or decreases in rates than a year ago. In 2006, the Company was more asset sensitive to rate changes. A decrease in interest rates will have a positive impact on net interest income in 2007. The Company’s average life of the investment portfolio has gradually lengthened and the Company’s loan portfolio has grown with a slightly higher percentage of total loans being fixed rate. These scenarios cause interest income from these assets to be less sensitive to rate changes because they reprice less frequently. The Company has less overnight interest income as a percentage of total interest income since June 2006. These scenarios cause interest income from assets to be less sensitive to rate changes because a greater percentage of assets are repricing less frequently. The sensitivity of deposits is shorter than a year ago and the Company has a greater percentage of interest expense from overnight liabilities. These changes cause the interest expense from liabilities to reprice more frequently and be more sensitive to rate changes. The Company is positioned to have a favorable interest income impact in a falling rate environment and have an adverse interest income impact to income in a rising rate environment.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $67.0 million as of June 30, 2007 compared to $64.5 million as of December 31, 2006.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of June 30, 2007 and December 31, 2006.

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company also has foreign currency risks as a result of foreign exchange contracts. See Note 7 “Commitments, Contingencies and Guarantees” in the notes to the Condensed Consolidated Financial Statements.

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

Another means of ensuring loan quality is diversification. By keeping its loan portfolio diversified, management believes the Company can continue to avoid problems associated with undue concentrations of loans within particular industries. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.4 million at June 30, 2007, as compared to December 31, 2006.

The Company had $270,000 of other real estate owned as of June 30, 2007 compared to $317,000 as of December 31, 2006. Loans past due more than 90 days totaled $1.8 million as of June 30, 2007, compared to $4.0 million as of December 31, 2006.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $146,000 of restructured loans at June 30, 2007 and $24,000 at December 31, 2006.

TABLE 10

LOAN QUALITY (dollars in thousands)

	June 30, 2007		December 31, 2006
Nonaccrual loans	$7,780		$6,539
Restructured loans	146		24

Total nonperforming loans	7,926		6,563
Other real estate owned	270		317

Total nonperforming assets	$8,196		$6,880

Loans past due 90 days or more	$1,789		$4,034
Allowance for Loan Losses	$45,248		$44,926
Ratios
Nonperforming loans as a percent of loans	0.20%		0.17%
Nonperforming assets as a percent of loans plus other real estate owned	0.21%		0.18%
Nonperforming assets as a percent of total assets	0.01%		0.08%
Loans past due 90 days or more as a percent of loans	0.05%		0.11%
Allowance for loan losses as a percent of loans	1.14%		1.20%
Allowance for loan losses as a multiple of nonperforming loans	5.71	x	6.85	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $2.7 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993 when $25 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003 these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2007 was $28 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting, within the time period specified in the Exchange Act rules and forms Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish the Company’s objectives, the Company intends to continue to examine, refine, and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Internal Control Over Financial Reporting

There have not been any change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth the information with respect to purchases made by or on behalf of The Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2007.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 24, 2007	2,276	$38.23	2,276	1,082,331

April 25-April 30, 2007	8,675	39.50	8,675	1,991,325

May 1-May 31, 2007	11,387	39.13	11,387	1,979,938

June 1-June 30, 2007	4,250	38.14	4,250	1,975,688

On April 24, 2007 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 24, 2008.On April 25, 2006, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 25, 2007. The Company has not made any repurchases other than through these plans. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on April 24, 2007. Proxies for the meeting were solicited pursuant to Regulation 14 of the Exchange Act, and there was no solicitation in opposition to management’s nominees listed in the proxy statement. At the meeting the shareholders approved the following proposals:

1.	Approval of five Class III directors to serve until the annual meeting in 2010.

Directors	For	Withheld
Class III
David R. Bradley	37,279,630	151,471
Peter J. deSilva	37,275,403	151,471
Terrance P. Dunn	36,365,053	151,471
Alexander C. Kemper	36,114,428	151,471
Kris A. Robbins	37,554,288	151,471

Directors Who Will Continue In Office
Class II – Terms expiring in 2009
Michael J. Chesser
J. Mariner Kemper
John H. Mize, Jr.
Thomas D. Sanders
L. Joshua Sosland
Dr. Jon Wefald

Class I – Terms expiring in 2008
Theodore M. Armstrong
Greg M. Graves
Richard Harvey
Paul Uhlmann III
Thomas J. Wood III

2.	Ratification of the Audit Committee’s retention of Deloitte & Touche LLP to serve as the Company’s independent auditors and to examine and audit the consolidated financial statements of the Company for the fiscal year 2007.

For	36,796,967
Against	251,659
Abstain	20,605

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

i. 3.1	Articles of Incorporation restated as of April 25, 2006 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii. 3.2	Bylaws, restated as of July 24, 2007.

iii. 4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv. 10.1	Employment offer letter between the company and Brian J. Walker dated May 17, 2007.

v. 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi. 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii. 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii. 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Senior Vice President, Controller
(Authorized Officer and Chief Accounting Officer)

Date: August 8, 2007