Form 10-Q
period 2007-09-30
UMB FINANCIAL CORP
filed 2007-11-08
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of October 31, 2007, UMB Financial Corporation had 41,705,452 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS

Loans	$3,953,804	$3,753,445
Allowance for loan losses	(46,174)	(44,926)

Net loans	3,907,630	3,708,519

Loans held for sale	12,987	14,120
Investment Securities:
Available for sale	2,709,973	3,238,648
Held to maturity (market value of $39,808 and $44,819, respectively)	39,803	44,781
Federal Reserve Bank stock and other	19,926	15,490
Trading securities	60,652	64,534

Total investment securities	2,830,354	3,363,453

Federal funds sold and securities purchased under agreements to resell	305,553	848,922
Cash and due from banks	499,535	531,188
Bank premises and equipment, net	237,283	243,216
Accrued income	60,845	57,313
Goodwill	94,512	93,723
Other intangibles	17,181	19,309
Other assets	54,180	38,002

Total assets	$8,020,060	$8,917,765

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,755,443	$2,293,096
Interest-bearing demand and savings	2,853,488	2,644,125
Time deposits under $100,000	820,701	799,003
Time deposits of $100,000 or more	491,412	572,740

Total deposits	5,921,044	6,308,964
Federal funds purchased and repurchase agreements	1,060,585	1,620,945
Short-term debt	16,468	17,881
Long-term debt	36,693	38,020
Accrued expenses and taxes	63,612	52,381
Other liabilities	37,349	30,699

Total liabilities	7,135,751	8,068,890

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; authorized 80,000,000 shares, 55,056,730 issued, 41,755,015 and 42,266,041 shares outstanding, respectively	55,057	55,057
Capital surplus	701,620	699,794
Retained earnings	421,729	380,464
Accumulated other comprehensive loss	(1,417)	(17,259)
Treasury stock, 13,301,715 and 12,790,689 shares, at cost, respectively	(292,680)	(269,181)

Total shareholders’ equity	884,309	848,875

Total liabilities and shareholders’ equity	$8,020,060	$8,917,765

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans	$68,972	$62,157	$203,385	$172,931
Securities:
Taxable interest	23,251	21,004	71,200	61,937
Tax-exempt interest	6,490	5,864	18,642	17,388

Total securities income	29,741	26,868	89,842	79,325
Federal funds and resell agreements	4,326	5,025	15,658	15,152
Trading securities and other	561	579	1,824	2,029

Total interest income	103,600	94,629	310,709	269,437

INTEREST EXPENSE
Deposits	31,412	25,942	89,191	69,533
Federal funds and repurchase agreements	13,647	13,443	47,987	37,686
Short-term debt	161	105	441	429
Long-term debt	373	311	1,265	1,206

Total interest expense	45,593	39,801	138,884	108,854

Net interest income	58,007	54,828	171,825	160,583
Provision for loan losses	2,833	1,500	6,333	7,734

Net interest income after provision for loan losses	55,174	53,328	165,492	152,849

NONINTEREST INCOME
Trust and securities processing	28,889	25,038	85,131	72,698
Trading and investment banking	4,353	4,757	14,747	13,437
Service charges on deposits	20,361	18,581	59,936	55,191
Insurance fees and commissions	913	1,056	2,544	3,149
Brokerage fees	1,959	1,508	6,024	4,626
Bankcard fees	10,135	9,945	29,431	28,750
Gain (loss) on sale of other assets, net	96	(188)	87	408
Gain on sale of securities transfer, net	6,490	—	6,490
Gain on sale of securities available for sale, net	1	37	3	120
Other	3,700	3,669	11,519	11,553

Total noninterest income	76,897	64,403	215,912	189,932

NONINTEREST EXPENSE
Salaries and employee benefits	51,439	48,894	152,538	143,928
Occupancy, net	7,667	6,932	22,421	20,288
Equipment	13,385	12,623	39,810	36,086
Supplies and services	5,814	5,514	17,327	16,988
Marketing and business development	3,880	4,001	11,574	11,645
Processing fees	7,491	7,137	21,268	20,692
Legal and consulting	2,329	2,080	5,795	5,736
Bankcard	2,648	3,410	8,084	10,220
Amortization of other intangibles	754	365	2,222	868
Other	5,992	5,309	16,107	16,238

Total noninterest expense	101,399	96,265	297,146	282,689

Income before income taxes	30,672	21,466	84,258	60,092
Income tax provision	9,145	5,601	25,344	16,127

NET INCOME	$21,527	$15,865	$58,914	$43,965

PER SHARE DATA
Net income—basic	$0.52	$0.37	$1.41	$1.03
Net income—diluted	0.51	0.37	1.40	1.03
Dividends	0.14	0.13	0.42	0.39

Weighted average shares outstanding	41,687,476	42,531,525	41,857,927	42,675,173

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2006	$27,528	$728,108	$(1,904)	$342,675	$(21,550)	$(241,394)	$833,463
Adoption of SFAS 123(R)	—	(1,904)	1,904	—	—	—	—
Comprehensive income
Net income	—	—	—	43,965	—	—	43,965
Change in unrealized losses on securities	—	—	—	—	5,785	—	5,785

Total comprehensive income							49,750
Cash dividends ($0.39 per share)	—	—	—	(16,456)	—	—	(16,456)
Stock split two for one	27,529	(27,529)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(13,813)	(13,813)
Issuance of stock awards	—	(938)	—	—	—	1,088	150
Recognition of stock based compensation	—	1,046	—	—	—		1,046
Sale of treasury stock	—	182	—	—	—	132	314
Exercise of stock options	—	64	—	—	—	321	385

Balance - September 30, 2006	$55,057	$699,029	$—	$370,184	$(15,765)	$(253,666)	$854,839

Balance - January 1, 2007	$55,057	$699,794	$—	$380,464	$(17,259)	$(269,181)	$848,875
Comprehensive income
Net income	—	—	—	58,914	—	—	58,914
Change in unrealized losses on securities	—	—	—	—	15,842	—	15,842

Total comprehensive income							74,756
Cash dividends ($0.42 per share)	—	—	—	(17,649)	—	—	(17,649)
Purchase of treasury stock	—	—	—	—	—	(25,223)	(25,223)
Issuance of stock awards	—	(928)	—	—	—	1,065	137
Recognition of stock based compensation	—	2,299	—	—	—	—	2,299
Sale of treasury stock	—	232	—	—	—	138	370
Exercise of stock options	—	223	—	—	—	521	744

Balance - September 30, 2007	$55,057	$701,620	$—	$421,729	$(1,417)	$(292,680)	$884,309

See Notes to Condensed Consolidated Financial Statements

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net Income	$58,914	$43,965
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,333	7,734
Depreciation and amortization	28,000	25,323
Deferred income tax benefit	(1,806)	(877)
Net increase in trading securities and other	3,882	10,328
Gain on sale of securities available for sale	(3)	(120)
(Gain) loss on sale of other assets, net	(87)	384
Amortization of securities premiums, net of discount accretion	(3,439)	1,802
Net decrease in loans held for sale	1,133	150
Issuance of stock awards	137	1,046
Stock based compensation	2,299	(408)
Changes in:
Accrued income	(3,532)	(2,890)
Accrued expenses and taxes	3,061	(528)
Other assets and liabilities, net	(2,020)	13,626

Net cash provided by operating activities	92,872	99,535

Investing Activities
Proceeds from sales of securities available for sale	725	103,741
Proceeds from maturities of securities available for sale	1,481,827	7,947,300
Proceeds from maturities of securities held to maturity	9,242	52,570
Purchases of securities available for sale	(925,099)	(7,274,356)
Purchases of securities held to maturity	(9,031)	(36,964)
Net increase in loans	(205,679)	(254,147)
Net decrease in fed funds and resell agreements	543,369	145,668
Net change in unsettled securities transactions	(6,931)	—
Purchases of bank premises and equipment	(20,160)	(30,960)
Cash received for branch deposits, net of cash paid	(688)	(41,929)
Proceeds from sales of bank premises and equipment	353	1,619

Net cash provided by investing activities	867,928	612,542

Financing Activities
Net decrease in demand and savings deposits	(328,290)	(514,604)
Net decrease in time deposits	(59,630)	(122,996)
Net decrease in fed funds/ repurchase agreements	(560,360)	(222,446)
Net change in short-term debt	(1,413)	(12,447)
Proceeds from long-term debt	2,480	—
Repayment of long-term debt	(3,807)	(1,673)
Cash dividends	(17,324)	(16,283)
Proceeds from exercise of stock options and sales of treasury stock	1,114	699
Purchases of treasury stock	(25,223)	(13,813)

Net cash used in financing activities	(992,453)	(903,563)

Decrease in cash and due from banks	(31,653)	(191,486)
Cash and due from banks at beginning of period	531,188	599,580

Cash and due from banks at end of period	$499,535	$408,094

Supplemental Disclosures:
Income taxes paid	$25,198	$18,930
Total interest paid	136,220	107,949

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

Per Share Data Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 328,083 and 223,389 shares issueable under options granted by the Company at September 30, 2007 and 2006, respectively. Diluted year-to-date income per share includes the diluted effect of 294,431 and 213,831 shares issueable upon the exercise of stock options granted by the Company at September 30, 2007 and 2006, respectively.

Options issued under employee benefit plans to purchase 272,764 and 243,811 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted quarterly income per share because the options were anti-dilutive. Options issued under employee benefit plans to purchase 364,562 and 243,811 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted year-to-date income per share because the options were anti-dilutive.

3. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board (FASB) Statement No. 109 In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as discussed further in Note 9 to the condensed consolidated financial statements.

Fair Value Measurement In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements; however, it provides increased consistency in the application of various fair value measurements. This Statement is effective for all financial instruments acquired or issued after January 1, 2008. The Company does not expect adoption of this Statement will have a material effect on its consolidated financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Commercial, financial, and agricultural	$1,801,190	$1,564,793
Real estate construction	64,320	84,141
Consumer	863,320	982,325
Real estate	1,218,869	1,116,405
Leases	6,105	5,781

Total loans	3,953,804	3,753,445
Loans held for sale	12,987	14,120

Total loans and loans held for sale	$3,966,791	$3,767,565

This table is an analysis of the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Allowance—July 1 and January 1	$45,248	$42,120	$44,926	$40,825
Allowance for banks and loans acquired	—	2,359	—	2,359
Additions (deductions):
Charge-offs	(2,859)	(3,595)	(8,057)	(9,946)
Recoveries	952	1,154	2,972	2,566

Net charge-offs	(1,907)	(2,441)	(5,085)	(7,380)

Provision charged to expense	2,833	1,500	6,333	7,734

Allowance—September 30	$46,174	$43,538	$46,174	$43,538

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the nine months ended September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Total impaired loans as of September 30 and December 31	$4,798	$5,485
Amount of impaired loans which have a related allowance	965	1,117
Amount of related allowance	253	318
Remaining impaired loans with no allowance	3,833	4,368
Average recorded investment in impaired loans during the period	5,843	6,522

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

5. Securities

Investment securities available for sale which are recorded at fair value consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Available for sale
U.S. Treasuries	$465,886	$493,362
U.S. Agencies	573,130	1,151,069
State and political subdivisions	711,050	671,093
Mortgage backed	959,907	923,124

Total available for sale	$2,709,973	$3,238,648

Investment securities held to maturity which are recorded at book value consist of the following (in thousands):
	September 30, 2007	December 31, 2006
State and political subdivisions	$39,803	$44,781

6. Other Comprehensive Loss

The Company’s only component of other comprehensive loss for the three months and nine months ended September 30, 2007 and 2006 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Change in unrealized holding losses, net	$33,877	$34,565	$25,009	$9,253
Less: Reclassification adjustments for net gains included in income	(1)	(37)	(3)	(120)

Net unrealized holding loss	33,876	34,528	25,006	9,133
Income tax benefit	(12,435)	(12,703)	(9,164)	(3,348)

Other comprehensive loss	$21,441	$21,825	$15,842	$5,785

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligations to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The maximum liability to the Company under standby letters of credit at September 30, 2007 and December 31, 2006 was $293.4 million and $291.9 million, respectively. As of September 30, 2007 and December 31, 2006, standby letters of credit totaling $42.4 million and $43.1 million, respectively, were with related parties to the Company.

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

The Company’s use of futures contracts is very limited. The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $34.1 million and $47.0 million during the nine-month periods ended September 30, 2007 and 2006, respectively. Open futures contract positions averaged $38.1million and $40.0 million for the three months ended September 30, 2007 and 2006, respectively. Net futures activity resulted in losses of $0.5 million and gains of $0.3 million for the nine months ended September 30, 2007 and 2006. Net futures activity resulted in losses of $0.6 million for the three months ended September 30, 2007 and 2006. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances with foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During the nine months ended September 30, 2007, contracts to purchase and to sell foreign currency averaged approximately $12.1 million compared to $17.4 million for the nine months ended September 30, 2006. For the three months ended September 30, 2007 and 2006, the contracts to purchase and to sell foreign currency averaged $9.0 million and $18.2 million, respectively. The net gains on these foreign exchange contracts for the nine months ended September 30, 2007 and 2006 were $1.4 million and $1.2 million, respectively. The net gains on these foreign exchange contracts for the three months ended September 30, 2007 and 2006 were $0.5 million and $0.4 million, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At September 30, 2007, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

Contract or Notional Amount (in thousands):

	September 30, 2007	December 31, 2006
Commitments to extend credit for loans (excluding credit card loans)	$1,336,557	$1,438,855
Commitments to extend credit under credit card loans	992,522	906,179
Commercial letters of credit	7,189	7,082
Standby letters of credit	293,373	291,904
Futures contracts	30,000	33,000
Forward foreign exchange contracts	9,231	6,803
Spot foreign exchange contracts	3,809	2,828

8. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2007 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The following summaries provide information about the activities of each segment:

Commercial Banking and Lending serves the commercial lending and leasing as well as the capital markets needs of the Company’s mid-market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides commercial loans and lines of credit, letters of credit, and loan syndication services. Capital markets provide consultative services and offers a variety of financing for companies that need non-traditional banking services. The services provided by capital markets include asset based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

Payment and Technology Solutions meets the treasury management and healthcare services needs of our commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services, foreign exchange, and various card products and services. Healthcare services include health savings account and flexible savings account products for healthcare providers, third-party administrators and large employers.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

Asset Management provides a full spectrum of trust and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning and investment management and private banking services. The Company’s investment advisory services provided to the Company’s proprietary funds, the UMB Scout Funds, are also included in this segment. Corporate trust services include serving as corporate and municipal bond trustee, as the paying agent/registrar for issued bonds and notes, and providing escrow services.

Investment Services Group provides a broad array of services for mutual funds, partnerships, funds of funds and commingled funds to a wide range of investment advisors, independent money managers, broker/dealers, banks, third-party administrators, insurance companies and other financial service providers. Services provided include fund administration and accounting, investor services and transfer agency, cash management, marketing and distribution, custody and alternative investment services.

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. The assets within this segment include the Company’s investment portfolio. Corporate eliminations are also allocated to this segment.

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2007	2006	2007	2006
Net interest income	$13,789	$13,941	$15,210	$14,231
Provision for loan losses	548	975	34	—
Noninterest income	596	507	18,933	13,230
Noninterest expense	7,769	6,666	18,650	19,037

Income before income taxes	$6,068	$6,807	$15,459	$8,424

Average assets	$2,807,000	$2,528,000	$63,000	$58,000
Depreciation and amortization	510	504	2,170	2,283
Expenditures for additions to premises and equipment	351	448	1,583	1,539

	Banking Services		Consumer Services
	2007	2006	2007	2006
Net interest income	$977	$988	$24,185	$23,260
Provision for loan losses	—	—	2,248	525
Noninterest income	5,037	5,806	17,621	15,628
Noninterest expense	6,340	6,487	39,727	37,319

Income (loss) before income taxes	$(326)	$307	$(169)	$1,044

Average assets	$95,000	$70,000	$1,321,000	$1,382,000
Depreciation and amortization	352	372	4,305	3,660
Expenditures for additions to premises and equipment	206	288	3,439	9,955

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Asset Management		Investment Services Group
	2007	2006	2007	2006
Net interest income	$1,863	$511	$2,054	$1,972
Provision for loan losses	3	—	—	—
Noninterest income	23,720	20,386	12,415	10,535
Noninterest expense	19,646	17,386	10,785	10,563

Income before income taxes	$5,934	$3,511	$3,684	$1,944

Average assets	$88,000	$34,000	$39,000	$32,000
Depreciation and amortization	917	928	751	834
Expenditures for additions to premises and equipment	676	743	392	679

	Treasury and Other Adjustments		Total Consolidated Company
	2007	2006	2007	2006
Net interest income	$(71)	$(75)	$58,007	$54,828
Provision for loan losses	—	—	2,833	1,500
Noninterest income	(1,425)	(1,689)	76,897	64,403
Noninterest expense	(1,518)	(1,193)	101,399	96,265

Income (loss) before income taxes	$22	$(571)	$30,672	$21,466

Average assets	$3,427,000	$3,346,000	$7,840,000	$7,450,000
Depreciation and amortization	368	366	9,373	8,947
Expenditures for additions to premises and equipment	274	562	6,921	14,214

	Nine Months Ended September 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2007	2006	2007	2006
Net interest income	$41,757	$40,310	$43,746	$40,923
Provision for loan losses	2,823	5,339	34	—
Noninterest income	2,020	1,481	45,618	38,603
Noninterest expense	22,177	19,469	55,919	56,071

Income before income taxes	$18,777	$16,983	$33,411	$23,455

Average assets	$2,802,000	$2,461,000	$62,000	$56,000
Depreciation and amortization	1,503	1,346	6,674	6,256
Expenditures for additions to premises and equipment	1,006	1,381	4,025	5,427

	Banking Services		Consumer Services
	2007	2006	2007	2006
Net interest income	$2,672	$3,143	$72,627	$68,359
Provision for loan losses	—	—	3,473	2,395
Noninterest income	16,124	16,460	50,199	47,029
Noninterest expense	19,695	20,330	117,723	111,299

Income (loss) before income taxes	$(899)	$(727)	$1,630	$1,694

Average assets	$117,000	$81,000	$1,344,000	$1,333,000
Depreciation and amortization	1,082	1,007	12,714	10,548
Expenditures for additions to premises and equipment	639	1,054	9,732	17,490

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Asset Management		Investment Services Group
	2007	2006	2007	2006
Net interest income	$5,390	$822	$5,909	$7,428
Provision for loan losses	3	—	—	—
Noninterest income	69,241	59,841	35,348	31,147
Noninterest expense	54,744	48,540	30,572	30,821

Income before income taxes	$19,884	$12,123	$10,685	$7,754

Average assets	$69,000	$30,000	$37,000	$31,000
Depreciation and amortization	2,661	2,529	2,260	2,380
Expenditures for additions to premises and equipment	1,806	2,368	1,198	2,378

	Treasury and Other Adjustments		Total Consolidated Company
	2007	2006	2007	2006
Net interest income	$(276)	$(402)	$171,825	$160,583
Provision for loan losses	—	—	6,333	7,734
Noninterest income	(2,638)	(4,629)	215,912	189,932
Noninterest expense	(3,684)	(3,841)	297,146	282,689

Income (loss) before income taxes	$770	$(1,190)	$84,258	$60,092

Average assets	$3,541,000	$3,537,000	$7,972,000	$7,529,000
Depreciation and amortization	1,106	1,257	28,000	25,323
Expenditures for additions to premises and equipment	1,754	862	20,160	30,960

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

10. FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and have received notice from the FDIC that their remaining share of the credit is approximately $5.9 million at September 30, 2007. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing of the one-time credit may change.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for both the three-month and nine-month periods ended September 30, 2007. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

The Company continues to focus on the following five strategies. This focus has helped the Company to achieve results and management believes these strategies will continue to improve net income and strengthen the balance sheet.

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During the third quarter of 2007, progress on this strategy was illustrated by an increase in net interest income of 5.8 percent from the previous year. This was accomplished through increased volume of average earning assets at higher rates, which helped to drive an increase in net interest margin. Average earning assets increased by $322.1 million, or 4.8 percent, as compared to the third quarter of 2006. Most of this earning asset growth was through average loan growth of $284.0 million, or 7.8 percent. Average loans comprised 55.9 percent of average earning assets during the three months ended September 30, 2007 compared to 54.4 percent in the same quarter of 2006. On a tax equivalent basis, net interest spread increased by 8 basis points and net interest margin increased by 5 basis points as compared to the third quarter of 2006.

The second strategy is to grow the Company’s fee-based businesses. The Company believes this strategy will help compensate for the average loan-to-deposit ratio of the Company’s subsidiary banks, which has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the third quarter of 2007, noninterest income increased $12.5 million, or 19.4 percent, as compared to the same period of 2006. This included a $6.5 million net gain on the sale of the securities transfer product. The Company continues to emphasize its asset management, credit card, health care services, and payments businesses. The focus in asset management continues to show improvement and is discussed in the fourth strategy below. In particular, during the third quarter of 2007, the increase in noninterest income is attributable to higher trust and securities processing income, service charges on deposits, and the gain on the sale of the securities transfer product. Trust and securities processing increased $3.9 million, or 15.4 percent, for the three months ended September 30, 2007 as compared to the same period in 2006. This increase was primarily due to the increase in total assets under management for the UMB Scout Funds as discussed in the fourth strategy below. Service charges on deposits were $1.8 million, or 9.6 percent, higher in the third quarter of 2007 than the same period in 2006 due mostly to greater individual overdraft and return item charges. Within its treasury management business, the Company continues to focus on helping customers transition from paper payment to electronic payment options by providing new products and services, such as pay card and remote deposit capture. Management believes these new products and services in the treasury management business will enhance information reporting and transaction initiation via the Internet, which improves control of service through online self-administration. The Company also continues to focus on its health savings and flexible spending account services, which has resulted in rapid account and deposit growth.

The third strategy is a focus on the retail distribution network. At September 30, 2007, the Company had 136 branches. The Company continues to emphasize increasing its primary retail customer base. A primary customer is a customer who has one or multiple account relationships with the Company. Individuals who have accounts tied to another individual’s relationship are not considered a separate primary customer, but instead are considered part of the primary customer relationship. An example would be a child’s account tied to a parent. The parent would be the primary customer in this case. The primary customer base has increased 2.4 percent since September 30, 2006.

The fourth strategy is to strengthen the asset management business of the Company. In particular, the focus is to continue growing the UMB Scout Funds (which are a family of proprietary mutual funds managed by a subsidiary of the Company) by adding and offering new products, achieving strong performance, and leveraging distribution networks. The Company continues to develop an investment advisory model. To that end, the Company will continue to evolve proprietary and non-proprietary products and services to support this approach. In addition, the Company continues to integrate private banking, wealth solutions, and brokerage capabilities for our customers. Total assets under management for the UMB Scout Funds were $5.7 billion at September 30, 2007 as compared to $4.7 billion at September 30, 2006, an increase of $1.0 billion or 22.0 percent. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income.

The fifth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth, analyze acquisition opportunities that make sense strategically, financially, operationally, and culturally, as well as continuing to focus on returning capital to shareholders. The Company repurchased 364,706 shares of common stock at an average price of $39.71 per share during the third quarter of 2007. These repurchases coupled with the repurchases in the first and second quarters of 2007 results in a year-to-date repurchase of 651,291 shares of common stock at an average price of $38.73 per share for a total cost of $25.2 million. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At September 30, 2007, the Company had a total risk-based capital ratio of 15.14 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

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

Earnings Summary

The Company recorded consolidated net income of $21.5 million for the three-month period ended September 30, 2007 compared to $15.9 million for the same period a year earlier. This represents a 35.7 percent increase over the three-month period ended September 30, 2006. Basic earnings per share for the third quarter of 2007 were $0.52 per share ($0.51 per share fully-diluted) compared to $0.37 per share ($0.37 per share fully-diluted) for the third quarter of 2006. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2007 were 1.09 and 9.70 percent, respectively, as compared to 0.84 and 7.44 percent for the three-month period ended September 30, 2006.

The Company recorded consolidated net income of $58.9 million for the nine months ended September 30, 2007 compared to $44.0 million for the same period a year earlier. This represents a 34.0 percent increase over the nine-month period ended September 30, 2006. Basic earnings per share for the nine months ended September 30, 2007 were $1.41 per share ($1.40 per share fully-diluted) compared to $1.03 per share ($1.03 per share fully-diluted) for the same period in 2006. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2007 were 0.99 and 9.08 percent, respectively, as compared to 0.78 and 7.01 percent for the nine-month period ended September 30, 2006.

Net interest income for the third quarter of 2007 increased 5.8 percent as compared to the same period in 2006. Net interest income for year-to-date September 30, 2007 increased 7.0 percent as compared to the same period in 2006. The increase is a result of a higher volume of average earning assets, as well as a more favorable asset mix. Average loans for the nine-month period ended September 30, 2007 comprise 55.0 percent of the Company’s earning asset base, as compared to 52.4 percent for the same period a year ago. Further, net interest margin on a tax-equivalent basis increased to 3.41 percent for the first nine months of 2007 as compared to 3.36 percent for the same period in 2006.

The provision for loan losses increased by $1.3 million for the three-month period and decreased by $1.4 million for the nine-month period ended September 30, 2007, respectively, as compared to the same periods in 2006. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. Management calculates a range in determining the appropriate level of allowance for loan losses. The capital market volatility in the third quarter has triggered management’s estimate of inherent losses within the portfolio to be closer to the top of that range. However, year-to-date a lower provision has been required in 2007 as compared to 2006 to maintain the allowance for loan losses at a level consistent with management’s estimate. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2006 Annual Report of Form 10-K.

Noninterest income increased by $12.5 million and $26.0 million, or 19.4 and 13.7 percent, respectively, for the three and nine-month periods ended September 30, 2007, as compared to the same period one year ago. These increases are primarily due to increases in trust and securities processing income, service charges on deposits, and a net gain recognized on the sale of the securities transfer product. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $5.1 million and $14.5 million, or 5.3 and 5.1 percent, respectively, for the three and nine-month periods ended September 30, 2007, as compared to the same period in 2006. This increase was primarily due to increases in salaries and employee benefits, equipment and occupancy expense, and amortization of other intangibles. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended September 30, 2007, net interest income increased $3.2 million, or 5.8 percent, as compared to the same period in 2006. For the nine-month period ended September 30, 2007, net interest income increased $11.2 million, or 7.0 percent, as compared to the same period in 2006.

Table 1 shows the impact of earning asset rate increases as compared to increases in the cost of interest-bearing liabilities. As illustrated on this table, net interest spread for the nine months ended September 30, 2007 increased by 1 basis point, yet overall net interest margin increased by 5 basis points as compared to the same period in 2006 primarily due to the contribution from noninterest-bearing demand deposits (free funds). For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Management believes that the overall outlook in its net interest income continues to be positive. The Company has experienced a repricing of most of its liabilities during the recent interest rate cycle. As the earning assets reprice in a lower rate environment, management believes the future margin improvements may be more moderate. Further, the highest yielding assets, loans, have increased from an average of $3.6 billion at September 30, 2006 to an average of $3.9 billion at September 30, 2007. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. By design, the investment portfolio is short in duration and liquid in its composition.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 5.89 percent for the three-month period ended September 30, 2007 and 5.64 percent for the same period in 2006. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.86 percent for the nine months ended September 30, 2007 and 5.37 percent for the same period in 2006.

	Three Months Ended September 30,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,905,847	7.01%	$3,621,883	6.81%
Securities:
Taxable	1,948,907	4.73	1,930,684	4.32
Tax-exempt	736,715	5.21	686,237	4.95

Total securities	2,685,622	4.86	2,616,921	4.48
Federal funds and resell agreements	331,443	5.18	372,198	5.36
Trading securities and other	58,750	3.98	48,525	4.78

Total earning assets	6,981,662	6.07	6,659,527	5.80
Allowance for loan losses	(45,913)		(42,863)
Other assets	904,440		833,500

Total assets	$7,840,189		$7,450,164

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,947,820	3.16%	$3,625,766	2.84%
Federal funds and repurchase agreements	1,159,531	4.67	1,091,492	4.89
Borrowed funds	49,981	4.24	45,706	3.61

Total interest-bearing liabilities	5,157,332	3.51	4,762,964	3.32
Noninterest-bearing demand deposits	1,731,499		1,784,278
Other liabilities	71,081		57,270
Shareholders’ equity	880,277		845,652

Total liabilities and shareholders’ equity	$7,840,189		$7,450,164

Net interest spread		2.56%		2.48%
Net interest margin		3.48		3.43

	Nine Months Ended September 30,
	2007		2006
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$3,897,257	6.98%	$3,513,171	6.59%
Securities:
Taxable	2,019,521	4.71	2,051,522	4.04
Tax-exempt	716,106	5.11	675,102	5.01

Total securities	2,735,627	4.82	2,726,624	4.28
Federal funds and resell agreements	392,659	5.33	409,080	4.95
Trading securities and other	62,397	4.06	57,910	4.81

Total earning assets	7,087,940	6.03	6,706,785	5.53
Allowance for loan losses	(45,289)		(41,524)
Other assets	929,192		863,284

Total assets	$7,971,843		$7,528,545

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$3,884,511	3.07%	$3,612,891	2.57%
Federal funds and repurchase agreements	1,320,837	4.86	1,122,993	4.49
Borrowed funds	49,147	4.64	50,549	4.32

Total interest-bearing liabilities	5,254,495	3.53	4,786,433	3.04
Noninterest-bearing demand deposits	1,769,917		1,851,588
Other liabilities	80,368		52,041
Shareholders’ equity	867,063		838,483

Total liabilities and shareholders’ equity	$7,971,843		$7,528,545

Net interest spread		2.50%		2.49%
Net interest margin		3.41		3.36

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest free funds have on net interest margin. Interest-free funds (total earning assets less interest-bearing liabilities) decreased $72.2 million for the three-month period ended September 30, 2007 as compared to the same period in 2006 and decreased $86.9 million for the nine-month period ended September 30, 2007 as compared to the same period in 2006. The benefit from interest-free funds decreased by 3 basis points from the three months ended September 30, 2006 and increased 4 basis points from the nine months ended September 30, 2006.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2007 vs. 2006			Nine Months Ended September 30, 2007 vs. 2006
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$5,019	$1,796	$6,815	$20,064	$10,390	$30,454
Securities:
Taxable	217	2,030	2,247	(1,128)	10,391	9,263
Tax-exempt	371	255	626	961	293	1,254
Federal funds sold and resell agreements	(532)	(167)	(699)	(655)	1,161	506
Trading securities and other	92	(110)	(18)	55	(260)	(205)

Interest income	5,167	3,804	8,971	19,297	21,975	41,272
Change in interest incurred on:
Interest-bearing deposits	2,563	2,907	5,470	6,237	13,421	19,658
Federal funds purchased and repurchase agreements	801	(597)	204	7,188	3,113	10,301
Other borrowed funds	46	72	118	(49)	120	71

Interest expense	3,410	2,382	5,792	6,188	23,842	30,030

Net interest income	$1,757	$1,422	$3,179	$13,109	$(1,867)	$11,242

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Average earning assets	$6,981,662	$6,659,527	$322,135	$7,087,940	$6,706,785	$381,155
Interest-bearing liabilities	5,157,332	4,762,964	394,368	5,254,495	4,786,433	468,062

Interest-free funds	$1,824,330	$1,896,563	$(72,233)	$1,833,445	$1,920,352	$(86,907)

Free funds ratio (free funds to earning assets)	26.13%	28.48%	(2.35)%	25.87%	28.63%	(2.76)%
Tax-equivalent yield on earning assets	6.07%	5.80%	0.27%	6.03%	5.53%	0.50%
Cost of interest-bearing liabilities	3.51	3.32	0.19	3.53	3.04	0.49

Net interest spread	2.56%	2.48%	0.08%	2.50%	2.49%	0.01%
Benefit of interest-free funds	0.92	0.95	(0.03)	0.91	0.87	0.04

Net interest margin	3.48%	3.43%	0.05%	3.41%	3.36%	0.05%

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

Based on the factors above, management of the Company expensed $2.8 and $6.3 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2007, as compared to $1.5 and $7.7 million for the same periods in 2006. As illustrated on Table 3 below, the ALL increased to 1.17 percent of total loans as of September 30, 2007 compared to 1.15 percent of total loans as of September 30, 2006.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006. Net charge-offs were $2.3 million lower for the first nine months of 2007 as compared to the same period in 2006 due primarily to one large commercial charge-off in 2006. See “Credit Risk Management” under “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

Nine Months Ended September 30,	Year Ended December 31, 2006
2007	2006
Allowance-January 1	$44,926	$40,825	$40,825
Provision for loan losses	6,333	7,734	8,734

Allowance of banks and loans acquired	—	2,359	2,359
Charge-offs:
Commercial	(926)	(4,970)	(5,861)
Consumer:
Bankcard	(4,287)	(3,194)	(4,522)
Other	(2,816)	(1,782)	(2,554)
Real estate	(28)	—	—

Total charge-offs	(8,057)	(9,946)	(12,937)

Recoveries:
Commercial	660	586	3,494
Consumer:
Bankcard	819	813	1,073
Other	1,492	1,166	1,376
Real estate	1	1	2

Total recoveries	2,972	2,566	5,945

Net charge-offs	(5,085)	(7,380)	(6,992)

Allowance-end of period	46,174	43,538	44,926

Average loans, net of unearned interest	$3,883,250	$3,494,828	$3,562,038
Loans at end of period, net of unearned interest	3,953,804	3,797,999	3,753,445
Allowance to loans at end of period	1.17%	1.15%	1.20%
Allowance as a multiple of net charge-offs	6.79	x	4.41	x	6.43	x
Net charge-offs to:
Provision for loan losses	80.29%	95.41%	63.03%
Average loans	0.18	0.28	0.20

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based services are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based services provide the opportunity to offer multiple products and services, which management believes will more closely align the customer with the Company. The Company’s ongoing focus is to continue to develop and offer multiple products and services to its customers. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, brokerage and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most share common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (in thousands)

	Three Months Ended September 30,
	2007	2006	Dollar Change 07-06	Percent Change 07-06

Trust and securities processing	$28,889	$25,038	$3,851	15.38%
Trading and investment banking	4,353	4,757	(404)	(8.49)
Service charges on deposits	20,361	18,581	1,780	9.58
Insurance fees and commissions	913	1,056	(143)	(13.54)
Brokerage fees	1,959	1,508	451	29.91
Bankcard fees	10,135	9,945	190	1.91
Gains on sale of other assets	96	(188)	284	(151.06)
Gain on sale of securities transfer, net	6,490	—	6,490	100.00
Gains (losses) on sales of securities available for sale, net	1	37	(36)	(97.30)
Other	3,700	3,669	31	0.84

Total noninterest income	$76,897	$64,403	$12,494	19.40%

	Nine Months Ended September 30,
	2007	2006	Dollar Change 07-06	Percent Change 07-06

Trust and securities processing	$85,131	$72,698	$12,433	17.10%
Trading and investment banking	14,747	13,437	1,310	9.75
Service charges on deposits	59,936	55,191	4,745	8.60
Insurance fees and commissions	2,544	3,149	(605)	(19.21)
Brokerage fees	6,024	4,626	1,398	30.22
Bankcard fees	29,431	28,750	681	2.37
Gains on sale of other assets	87	408	(321)	(78.68)
Gain on sale of securities transfer	6,490	—	6,490	100.00
Gains on sales of securities available for sale, net	3	120	(117)	(97.50)
Other	11,519	11,553	(34)	(0.29)

Total noninterest income	$215,912	$189,932	$25,980	13.68%

Quarter-To-Date

Fee-based, or noninterest income (summarized in Table 4), increased by $12.5 million, or 19.4 percent, during the three months ended September 30, 2007, as compared to the same period in 2006. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees as compared to the same period last year was primarily attributable to $1.6 million in fee income related to the UMB Scout Funds and $1.5 million in fund administration and distribution services. Assets inside the UMB Scout Funds grew from approximately $4.7 billion at September 30, 2006 to $5.7 billion at September 30, 2007. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

Service charges on deposits increased primarily due to a $1.8 million increase in individual overdraft and return item charges for the three months ended September 30, 2007 as compared to the same period in 2006. The increase in service charge income is a result of an increase in overdraft and return item activity and an increase in price which occurred in the first quarter of 2007.

During the quarter, the Company recognized a net gain of $6.5 million on the sale of the securities transfer product. The Company made a strategic decision to sell this product because of the consolidation in this industry and the large technology investments required to stay competitive.

Year-To-Date

Noninterest income (summarized in Table 4) increased $26.0 million, or 13.7 percent, during the nine months ended September 30, 2007, as compared to the same period in 2006. The majority of the increase in 2007 is attributable to increases in trust and securities processing fees, service charges on deposits, and the net gain on the sale of the securities transfer product.

Trust and securities processing fees increased $12.4 million, or 17.1 percent, for the nine months ended September 30, 2007, as compared to the same period in 2006. The increase is primarily a result of a $4.1 million increase in fund administration and processing fees, a $1.2 million increase in corporate trust income, and $4.9 million in additional fee income related to the UMB Scout Funds.

Service charges on deposit accounts increased by $4.7 million, or 8.6 percent, for the nine-months ended September 30, 2007, as compared to the same period in 2006. The increase in service charge income is a result of an increase in overdraft and return item activity and price during 2007.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended September 30,
	2007	2006	Dollar Change 07-06	Percent Change 07-06
Salaries and employee benefits	$51,439	$48,894	$2,545	5.21%%
Occupancy, net	7,667	6,932	735	10.60
Equipment	13,385	12,623	762	6.04
Supplies and services	5,814	5,514	300	5.44
Marketing and business development	3,880	4,001	(121)	(3.02)
Processing fees	7,491	7,137	354	4.96
Legal and consulting	2,329	2,080	249	11.97
Bankcard	2,648	3,410	(762)	(22.35)
Amortization of intangibles	754	365	389	106.58
Other	5,992	5,309	683	12.86

Total noninterest expense	$101,399	$96,265	$5,134	5.33%

	Nine Months Ended September 30,
	2007	2006	Dollar Change 07-06	Percent Change 07-06

Salaries and employee benefits	$152,538	$143,928	$8,610	5.98%
Occupancy, net	22,421	20,288	2,133	10.51
Equipment	39,810	36,086	3,724	10.32
Supplies and services	17,327	16,988	339	2.00
Marketing and business development	11,574	11,645	(71)	(0.61)
Processing fees	21,268	20,692	576	2.78
Legal and consulting	5,795	5,736	59	1.03
Bankcard	8,084	10,220	(2,136)	(20.90)
Amortization of intangibles	2,222	868	1,354	155.99
Other	16,107	16,238	(131)	(0.81)

Total noninterest expense	$297,146	$282,689	$14,457	5.11%

Quarter-To-Date

Noninterest expense increased by $5.1 million, or 5.3 percent, for the three months ended September 30, 2007, as compared to the same period in 2006. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $2.5 million, or 5.2 percent, for the three months ended September 30, 2007, as compared to the same period in 2006. This increase is primarily due to a 2.7 percent increase in regular salaries and wages due to base salary increases and the hiring of strategic sales personnel throughout the organization. There was also a $0.3 million increase in equity based compensation, $0.5 million increase in commissions and bonuses, and a $0.2 million increase in employee benefit costs.

Year-To-Date

Noninterest expense (summarized in Table 5) increased $14.5 million, or 5.1 percent, for the nine months ended September 30, 2007, as compared to the same period in 2006. The increase was due primarily to increases in salary and employee benefits, occupancy, and equipment expense. These increases were partially offset by a decrease in bankcard expense.

Salaries and employee benefits increased by $8.6 million, or 6.0 percent, for the nine months ended September 30, 2007, as compared to the same period in 2006. This increase is primarily due to a $1.4 million increase in commissions and bonus expense, a $1.2 million increase in equity-based compensation expense, and a $1.1 million increase in employee benefits. Further, regular salaries and wages increased by 3.7 percent over the prior year due to regular salary increases and the hiring of strategic sales personnel throughout the organization. The increase in commissions and bonuses relates primarily to higher sales volume. The increase in equity-based compensation is due to an additional year of restricted stock and stock option grants under the long-term incentive plan initiated in 2005. The Company now has compensation expense for three years of grants in 2007 compared to 2 years of grants for the same period in 2006. Employee benefits are up primarily due to increases in health insurance and retirement plan costs.

Occupancy expense increased $2.1 million, or 10.5 percent, for the nine months ended September 30, 2007, as compared to the same period in 2006. Occupancy expense is reported net of rental income. The cause for the increase in overall occupancy expense is mostly due to a decrease in rental income, as well as increases in depreciation and maintenance of existing facilities.

Equipment expense increased by $3.7 million, or 10.3 percent, for the nine months ended September 30, 2007, as compared to the same period in 2006. This increase is primarily attributable to a $1.1 million increase in depreciation and amortization on equipment and software, and a $2.4 million increase in maintenance related to equipment and software. These increases are primarily a result of large core software projects placed in service during 2006.

Income Tax Expense

The effective tax rate is 30.1 percent for the nine months ended September 30, 2007, as compared to 26.8 percent for the same period in 2006. The increase in effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2007 as compared to 2006. Management anticipates this tax rate to remain approximately at this level for the remainder of the year.

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

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Segment
Commercial Banking & Lending	$6,068	$6,807	$18,777	$16,983
Payment and Technology Solutions	15,459	8,424	33,411	23,455
Banking Services	(326)	307	(899)	(727)
Consumer Services	(169)	1,044	1,630	1,694
Asset Management	5,934	3,511	19,884	12,123
Investment Services Group	3,684	1,944	10,685	7,754
Treasury and Other Adjustments	22	(571)	770	(1,190)

Total Consolidated Company	$30,672	$21,466	$84,258	$60,092

Commercial Banking and Lending’s net income before income taxes increased by $1.8 million, or 10.6 percent, for the nine months ended September 30, 2007, as compared to the same period in 2006. Net interest income increased by $1.7 million, or 3.6 percent, compared to 2006, due primarily to loan growth and rate increases. Noninterest expense increased by $2.7 million, or 13.9 percent, from the nine months ended September 30, 2006. The increase is mostly attributable to increases in salary expense and to allocated technology costs associated with a customer relationship management system that aids in sales management, the identification of cross sale opportunities, and overall knowledge of a client’s banking relationship. Provision for loan losses decreased $2.5 million, or 47.1 percent, during 2007 compared to the same period in 2006. Management believes that the ALL reserve is adequately funded for the current loan portfolio mix. Management anticipates continued competition for commercial loans in 2007 and, therefore, expects income growth in this segment to be at a measured pace for the remainder of the year.

Payment and Technology Solutions’ net income before income taxes increased $10.0 million, or 42.5 percent, in the first nine months of 2007 compared to the same period in 2006. Net interest income increased by $2.8 million or 6.9 percent, as compared to 2006. This increase is attributable to growth of deposits in this segment and the impact of higher fund transfer pricing rates on these deposits. Noninterest income increased by $7.0 million or 18.2 percent for the three quarter period in 2007, as compared to the same period in 2006. This increase is primarily due to the sale of the securities transfer product for a net gain of $6.5 million. Noninterest expense decreased slightly by $0.2 million or 0.3 percent for the nine months ended September 30, 2007, as compared to the same period in 2006. Challenges for this segment arise from competitive pressures, as well as the technological challenges due to the movement from paper to electronic processing. In a downward interest rate environment, deposit service charge income is enhanced by decreased earnings credits on compensating balances, which could help this line of business in the coming months.

Banking Services maintained a minimal net loss before income taxes of $0.9 and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. Noninterest expense decreased by $0.6 million related to item processing costs associated with deposit accounts in this segment. A slight decrease in net interest income and noninterest income was offset by the decrease in noninterest expense compared to 2006. Banking trends have reduced the volume of security purchases by banking customers in this segment, reducing trading income. The economic conditions have also caused lower correspondent deposit balances. This has put downward pressure on service charge income. This economic environment also makes it difficult to increase both deposit service charge and trading income in this segment for the remainder of 2007.

Consumer Services’ net income before income taxes decreased by $0.1 million for the first nine months of 2007 as compared to 2006. Net interest income increased by $4.3 million, or 6.2 percent, as compared to the first nine months of 2006 due primarily to the impact of higher funds transfer rates. The funds transfer pricing was affected by a decrease in loans, primarily indirect loans, and a slight increase in deposits. Noninterest income increased by $3.2 million, primarily due to increases in individual return item and overdraft activity. Noninterest expense increased by $6.4 million, or 5.8 percent, as compared to 2006. This is attributable to increased salaries and bonuses to associates, telephone data line expenses, and increased allocations of corporate technology costs. Management expects these allocated costs to remain stable or increase as new investments are made in technology to remain competitive in the marketplace. Management anticipates continued growth in service fee income in 2007, but at a more measured pace than the previous three quarters of 2007. This segment will be impacted by the decision to run-off the indirect loan portfolio. See “Loans” under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional discussion about indirect loans. The challenge for the remainder of 2007 is Consumer Services’ ability to grow deposits and higher yielding consumer loans in the current economic environment.

Asset Management’s net income before income taxes increased by $7.8 million, or 64.0 percent, for the first nine months of 2007 as compared to the same period in 2006. This increase is primarily attributable to an increase in noninterest income of $9.4 million, or 15.7 percent, as compared to 2006. This increase was primarily due to increased fees from the UMB Scout Funds, corporate trust income, and personal trust and brokerage services fees. Increases in noninterest expense of $6.2 million offset the lift in noninterest income. This increase is attributable to increases in salaries and benefits due primarily to base salary and commission increases, as well as the addition of strategic sales associates to the segment. Expenses associated with distribution of the UMB Scout Funds have increased as well, as these fees are based on asset values. While the net flows to UMB Scout Funds are approximately a negative $18.0 million for the first nine months of 2007, net flows are approximately a positive $37.0 million during the third quarter of 2007. Management will continue to focus sales efforts toward the funds to increase flows. Management believes flows will continue to increase through the remainder of the year. The ability of the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management.

Investment Services Group’s net income before income taxes increased $2.9 million, or 37.8 percent, in the first nine months of 2007 compared to the same period in 2006. Net interest income decreased by $1.5 million in 2007, as compared to 2006, as a result of shifts of deposits to higher earning instruments. Noninterest income increased by $4.2 million, or 13.5 percent, for the first nine months of 2007 as compared to the same period in 2006. This increase is mostly due to growth in the mutual fund and alternative services client base, as well as an increase in overall net assets of the clients of this segment. Noninterest expense decreased by $0.2 million, or 0.8 percent, for the nine months ended September 30, 2007, as compared to 2006, mostly due to lower corporate service allocations to the segment offset by increased processing fees due to increased customer volume and system enhancements.

The net income before tax for the Treasury and Other category was $0.8 million for the first nine months of 2007, compared to a net loss before tax of $1.2 million for the same period in 2006.

Balance Sheet Analysis

Total assets of the Company declined $897.7 million, or 10.1 percent, as of September 30, 2007 compared to December 31, 2006 and increased $347.3 million, or 4.5 percent, compared to September 30, 2006. The decrease in total assets from December to September is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund deposits. This trend caused a $577.9 million decrease in short-term agency securities and a $341.0 million decrease in federal funds sold. These decreases were offset by a $200.4 million, or 5.3 percent, increase in total loans from December 31, 2006 to September 30, 2007.

Total deposits and federal funds purchased and securities sold under agreement to repurchase also declined from December 31, 2006 to September 30, 2007. Deposits declined by $387.9 million, or 6.2 percent, from December to September and federal funds purchased and securities sold under agreement to repurchase decreased by $560.4 million, or 34.6 percent, from December to September. This decline in deposits and securities sold under agreement to repurchase is primarily driven by the cyclical trend due to seasonal public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (in thousands)

	September 30,		December 31, 2006
	2007	2006
Total assets	$8,020,060	$7,672,757	$8,917,765
Loans, net of unearned interest	3,953,804	3,815,657	3,753,445
Total investment securities	2,830,354	2,751,735	3,363,453
Total deposits	5,921,044	5,535,926	6,308,964
Total borrowed funds	1,113,746	1,208,119	1,676,846

Loans

Total loan balances have increased $200.4 million, or 5.3 percent, compared to December 31, 2006. This increase is primarily a result of a 15.1 percent increase in commercial loans and a 9.2 percent increase in real estate loans offset by a 12.1 percent decrease in consumer loans, primarily related to the run-off of the indirect consumer loan portfolio. During the third quarter, the Company made the decision to allow the indirect loan portfolio to run-off. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff. The indirect portfolio had a balance of $606.0 million and an average life of 3.4 years as of September 30, 2007. The increase in commercial loans is a result of a continued sales focus on new commercial relationships. The increase in real estate is driven by home equity loans.

Loans represent the Company’s largest source of interest income. In addition to growing the Commercial Loan Portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

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

Investment securities comprised 40.1 percent and 42.4 percent, respectively, of the earning assets as of September 30, 2007 and December 31, 2006. The decline is primarily a result of the seasonality within the Company’s balance sheet. At year end, there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. These seasonal deposits run off over the first half of the year. The Company generally offsets these short-term public fund deposits with short-term investments such as discount agency notes. This increases the percent of earning assets related to securities at year-end as compared to the end of the third quarter. Loan demand and collateral pledging requirements for public fund deposits are expected to be the primary factors impacting changes in the level of security holdings.

Investment securities had an average tax-equivalent yield of 4.82 percent for the first nine months of 2007 as compared to 4.28 percent for the same period in 2006, or an increase of 54 basis points. The average life of the securities portfolio was 35.5 months at September 30, 2007 as compared to 28.9 months at December 31, 2006. The most significant reason for the increase in average life was the large number of extremely short-term discount notes held at December 31, 2006. These short-term securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period. At December 31, 2006, the amount of such discount notes was approximately $608 million, and without these discount notes, the average life of the core investment portfolio would have been 35.3 months. At September 30, 2007, the amount of such discount notes was approximately $2.6 million and without these discount notes, the average life of the core investment portfolio would have been 36.7 months.

Deposits and Borrowed Funds

Deposits decreased $387.9 million, or 6.2 percent, from December 31, 2006 to September 30, 2007. Noninterest-bearing deposits decreased $537.7 million, or 23.5 percent, offset by an increase in interest-bearing deposits of $209.4 million, or 7.9 percent, from December 31, 2006. Noninterest bearing deposits decreased primarily from commercial deposits. Interest-bearing deposits increased primarily as a result of increases in deposits from mutual fund and public fund customers. This offset the normal seasonal public fund deposit decrease which occurs during the first half of the year. At September 30, 2007, total deposits were $5.9 billion, or 7.0 percent, higher than the balance as of September 30, 2006.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments in order to attract and retain additional core deposits. Management believes a strong core composition is one of the Company’s core competencies given its competitive product mix.

Borrowed funds decreased $563.1 million from December 31, 2006. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.1 billion at September 30, 2007, compared to $1.6 billion at December 31, 2006. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $884.3 million at September 30, 2007, compared to $848.9 million at December 31, 2006. The Company’s Board of Directors authorized, at its April 24, 2007 and its April 25, 2006 meetings, the repurchase of the Company’s common stock up to two million shares during the twelve months following the meetings. During the nine months ended September 30, 2007 and 2006, the Company acquired 651,291 shares and 418,847 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On October 23, 2007, the Board of Directors also declared a dividend of $0.15 per share. This is a $0.01 per share increase over the dividend paid in the second quarter of 2007. The dividend will be paid on January 2, 2008 to shareholders of record on December 11, 2007.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 14.27 percent and total capital ratio of 15.14 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Nine Months Ended September 30,		Three Months Ended September 30,
RATIOS	2007	2006	2007	2006
Return on average assets	0.99%	0.78%	1.09%	0.84%
Return on average equity	9.08	7.01	9.70	7.44
Average equity to assets	10.88	11.14	11.23	11.35
Tier 1 risk-based capital ratio	14.27	14.38	14.27	14.38
Total risk-based capital ratio	15.14	15.22	15.14	15.22
Leverage ratio	10.01	10.30	10.01	10.30

The Company’s per share data is summarized in the table below.

	Nine Months Ended September 30,		Three Months Ended September 30,
Per Share Data	2007	2006	2007	2006
Earnings basic	$1.41	$1.03	$0.52	$0.37
Earnings diluted	1.40	1.03	0.51	0.37
Cash dividends	0.42	0.39	0.14	0.13
Dividend payout ratio	29.79%	37.86%	26.92%	35.14%
Book value	$21.18	$20.03	$21.18	$20.03

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of September 30, 2007 and 2006 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2007 Amount of change	September 30, 2006 Amount of change
200	$(1,146)	$(1,153)
100	(573)	(577)
Static	—	—
(100)	219	1,410
(200)	437	2,820

The Company is slightly liability sensitive at September 30, 2007 to increases or decreases in rates. A decrease in interest rates will have a small positive impact on net interest income. Conversely, increases in rates will have small decreases in net interest income. The Company’s average life of the investment portfolio has gradually lengthened and the Company’s loan portfolio has grown with a slightly higher percentage of total loans being fixed rate. These scenarios cause interest income from these assets to be less sensitive to rate changes because they reprice less frequently. The Company also has a greater percentage of interest expense from overnight liabilities and shorter rate sensitivity from deposits which contribute to interest expense from liabilities to reprice more frequently and be more sensitive to rate changes than assets. The Company is positioned to have a favorable net interest income impact in a falling rate environment and have an adverse net interest income impact in a rising rate environment.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $60.7 million as of September 30, 2007 compared to $64.5 million as of December 31, 2006.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of September 30, 2007 and December 31, 2006.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $0.9 million at September 30, 2007, as compared to December 31, 2006.

The Company had $1.2 million of other real estate owned as of September 30, 2007 compared to $0.3 million as of December 31, 2006. Loans past due more than 90 days totaled $1.9 million as of September 30, 2007, compared to $4.0 million as of December 31, 2006.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $145,000 of restructured loans at September 30, 2007 and $24,000 at December 31, 2006.

TABLE 10

LOAN QUALITY (dollars in thousands)

	September 30, 2007		December 31, 2006
Nonaccrual loans	$5,564		$6,539
Restructured loans	145		24

Total nonperforming loans	5,709		6,563
Other real estate owned	1,230		317

Total nonperforming assets	$6,939		$6,880

Loans past due 90 days or more	$1,946		$4,034
Allowance for Loan Losses	$46,174		$44,926
Ratios
Nonperforming loans as a percent of loans	0.14%		0.17%
Nonperforming assets as a percent of loans plus other real estate owned	0.18%		0.18%
Nonperforming assets as a percent of total assets	0.09%		0.08%
Loans past due 90 days or more as a percent of loans	0.05%		0.11%
Allowance for loan losses as a percent of loans	1.17%		1.20%
Allowance for loan losses as a multiple of nonperforming loans	8.09	x	6.85	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $2.8 billion of high-quality investment securities. Investment securities with a market value of $2.5 billion at September 31, 2007 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2007 was $2.6 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to: the risk of fraud by employees or persons outside the Company; the execution of unauthorized transactions by employees or others; errors or interruptions in transaction processing and systems; natural acts, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards and securities laws, including the Sarbanes-Oxley Act of 2002.

The Company operates in many markets and places reliance on the ability of its employees and systems to properly process transactions. In the event of a breakdown in the internal control systems, improper or interrupted system operations or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management maintains a system of internal controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.

The Company maintains systems of controls that provide management with timely and accurate information about the Company’s operations. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. In certain cases, the Company has experienced losses from operational risk. Such losses have included the effects of operational risk and are included as expense in the statement of income. While there can be no assurance that the Company will not suffer such losses in the future, management continually monitors and works to improve its internal controls, systems and corporate-wide processes and procedures. Furthermore, management believes the plans to streamline the organization through further systems integration and policies enacted to push down reporting accountabilities further in the organization have improved the Company’s ability to identify and limit operational risk.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting, within the time period specified in the Exchange Act rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish the Company’s objectives, the Company intends to continue to examine, refine, and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2007.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2007	6,516	$38.26	6,516	1,969,172
August 1-August 31, 2007	354,480	39.70	354,480	1,614,692
September 1-September 30, 2007	3,710	43.22	3,710	1,610,982

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, restated as of July 24, 2007 incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed with the Commission on August 8, 2007.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Senior Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)

Date: November 8, 2007