Form 10-K
period 2007-12-31
UMB FINANCIAL CORP
filed 2008-02-28
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes      ☒ No

As of June 30, 2007, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $1,206,788,467 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2008
Common Stock, $1.00 Par Value	41,322,401

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 22, 2008, are incorporated by reference into Part III of this Form 10K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the Company) was organized as a corporation in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956 (BHCA). In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Company owns all of the outstanding stock of four commercial banks, a brokerage company, a community development corporation, a consulting company, a mutual fund servicing company and fourteen other subsidiaries.

The four commercial banks are engaged in general commercial banking business entirely in domestic markets. One of the banks is in Missouri, one bank in Kansas, one bank in Colorado, and one bank in Arizona. The principal subsidiary bank, UMB Bank, n.a., whose principal office is in Missouri, also has branches in Illinois, Kansas, Nebraska and Oklahoma. The banks offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal subsidiary bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities.

The table below sets forth the names and locations of the Company’s affiliate banks, as well as their respective total assets, total loans, deposits and shareholders’ equity as of December 31, 2007.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2007
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	116	$8,122,867	$3,171,357	$5,652,599	$581,985

Colorado
UMB Bank Colorado, n.a.	12	$810,726	$486,372	$583,223	$137,488

Kansas
UMB National Bank of America, n.a.	5	$685,729	$219,568	$387,074	$66,233

Arizona
UMB Bank Arizona, n.a.	2	$45,810	$43,949	$9,752	$8,813

Other Subsidiaries
UMB Community Development Corporation
UMB Banc Leasing Corp.
UMB Financial Services, Inc.
UMB Scout Insurance Services, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
Scout Investment Advisors, Inc.
UMB Fund Services, Inc.
UMB Consulting Services, Inc.
UMB Bank and Trust, n.a.
Kansas City Realty Company
Kansas City Financial Corporation
UMB Redevelopment Corporation
UMB Realty Company, LLC
UMB National Sales Corporation
Grand Distribution Services, LLC
UMB Distribution Services, LLC

UMB Fund Services, Inc. located in Milwaukee, Wisconsin and Media, Pennsylvania, provides services to nearly 35 mutual fund groups representing approximately 140 funds and administrative and support services for a growing number of alternative investment products.

On a full-time equivalent basis at December 31, 2007, the Company and its subsidiaries employed 3,357 persons.

Segment Information.    Financial information regarding the Company’s six segments is included in Note 13 to the Consolidated Financial Statements provided in Item 8, pages 74 through 77 of this report.

Competition.    The Company faces intense competition from hundreds of financial service providers in the markets served. The Company competes with other traditional and non-traditional financial service providers including banks, thrifts, finance companies, mutual funds, mortgage banking companies, brokerage companies, insurance companies, and credit unions. Customers for banking services and other financial services offered by the Company are generally influenced by convenience of location, quality of service, personal contact, price of services and availability of products. The impact from competition is critical not only to pricing, but also to transaction execution, products and services offered, innovation and reputation. Within the Kansas City banking market, the Company ranks third based on the amount of deposits at June 30, 2007, the most recent date for which deposit information is available from the Federal Deposit Insurance Corporation (FDIC). At June 30, 2007, the Company had 7.5 percent of the deposits in the Kansas City metropolitan area, compared to 9.2 percent at June 30, 2006.

Monetary Policy and Economic Conditions.    The operations of the Company’s affiliate banks are affected by general economic conditions, as well as the monetary policy of the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB), which affects interest rates and the supply of money available to commercial banks. Monetary policy measures by the FRB are effected through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements.

Supervision and Regulation.    As a bank holding company and a financial holding company, the Company (and its subsidiaries) are subject to extensive regulation and are affected by numerous federal and state laws and regulations.

Supervision.     The Company is subject to regulation and examination by the FRB. Its four subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). UMB Scout Insurance Services, Inc. is regulated by state agencies in the states in which it operates. Scout Investment Advisors and UMB Fund Services are subject to the rules and regulations of the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA) because of the UMB Scout Funds and the servicing of other mutual fund groups and alternative investment products. The FRB possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law. In addition, the FRB is empowered to impose civil monetary penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Company’s banks, not the Company’s shareholders. The Company is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Company and its subsidiaries, the preparation and certification of the Company’s consolidated financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters. The Company’s brokerage affiliate, UMB Financial Services, Inc., is regulated by the SEC, the Financial Industry Regulatory Authority (FINRA), and the Missouri Division of Securities; it is also subject to certain regulations of the various states in which it transacts business. It is subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the self-regulatory organizations to which it has delegated certain regulatory authority may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purpose of regulation of securities broker/dealers is the protection of customers and the securities market, rather than the protection of stockholders of broker/dealers.

Limitation on Acquisitions and Activities.    The Company is subject to the Bank Holding Company Act (BHCA), which requires the Company to obtain the prior approval of the Federal Reserve Board to (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of any class of voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company. The BHCA also imposes significant limitations on the scope and type of activities in which the Company and its subsidiaries may engage. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well-capitalized” and “well-managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act (CRA) ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.

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

A financial holding company may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB’s merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross market its products or services with any of the financial holding company’s controlled depository institutions. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than “satisfactory”, then the financial holding company is limited with respect to its engaging in new activities or acquiring other companies, until the rating is raised to at least “satisfactory.”

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

Payment of dividends by the Company’s affiliate banks to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2007, approximately $24,265,000 of the equity of the Company’s bank and non-bank subsidiaries was available for distribution as dividends to the Company without prior regulatory approval or without reducing the capital of the respective banks below prudent levels.

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

The Company is required to maintain minimum amounts of capital to various categories of assets, as defined by the banking regulators. See Table 13 , Risk-Based Capital, on page 40 for additional detail on the computation of risk-based assets and the related capital ratios.

At December 31, 2007, the Company was required to have minimum Tier 1 capital, Total capital, and leverage ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 13.74%, 14.58%, and 9.63%, respectively.

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

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The Company’s banks must be well-capitalized and well-managed in order for the Company to remain a financial holding company. The capital ratios and classifications for the Company and each of the Company’s four banks as of December 31, 2007, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 (6% or greater)	Total Risk-Based (10% or greater)
UMB Financial Corporation	9.63%	13.74%	14.58%
UMB Bank, n.a.	7.98%	11.33%	12.13%
UMB Bank Colorado, n.a.	12.17%	14.53%	15.73%
UMB National Bank of America, n.a.	10.28%	20.85%	21.41%
UMB Bank Arizona, n.a.	27.56%	19.46%	20.20%

The Company is required to maintain minimum balances with the FRB for each of its subsidiary banks, and no interest is paid by the FRB on such balances. These balances are calculated from reports filed with the respective FRB for each affiliate. At December 31, 2007, the Company held $29,014,000 at the FRB.

Deposit Insurance and Assessments.    The deposits of each of the Company’s four subsidiary banks are insured by an insurance fund administered by the FDIC, in general up to a maximum of $100,000 per insured deposit ($250,000 for certain retirement plan deposits). Under federal banking regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. As a result of the Federal Deposit Insurance Reform Act of 2005 (FDIRA) signed into law February 8, 2006; the FDIC assessment is now separated into two parts. The first part is the FDIC Insurance with rates ranging from five cents to 43 cents per $100 of insured deposits. The second part is the assessment for the Financing Corporation (FICO) with assessment rates that range from zero cents to 27 cents per $100 of insured deposits. The FDIRA also provided for a one time assessment credit that would be used to pay for the quarterly premiums until the credit is fully used. The Company’s one time assessment credit was $7.3 million, of which $2.2 million was used for premiums assessed in 2007. As of December 31, 2007, the Company has a $5.1 million assessment credit outstanding, which will be used to pay future premiums. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

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

Statistical Disclosure. The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 17 through 49 of this report.

Executive Officers of the Registrants. The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
J. Mariner Kemper	35	Mr. Kemper has served as the Chairman and CEO of the Company since May 2004. and has served as Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. He was President of UMB Bank Colorado from 1997 to 2000.

Peter J. deSilva	46	Mr. deSilva has served as President and Chief Operating Officer of the Company since January 2004 and Chairman and Chief Executive Officer of UMB Bank, n.a. since May 2004. Previously with Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Peter J. Genovese	61	Mr. Genovese has served as Vice Chairman of the Eastern Region and CEO of St. Louis of UMB Bank, n.a. since January 2004. He previously served as President of the Company from January 2000 to January 2004.

Michael D. Hagedorn	41	Mr. Hagedorn has served as Executive Vice President and Chief Financial Officer of the Company since March 2005. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group from April 2001 to March 2005.

Bradley J. Smith	52	Mr. Smith has served as Executive Vice President of Consumer Services for UMB Bank, n.a. since January 2005. Previously he served as Executive Vice President of Retail and Corporate Services, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 2000 through 2005.

Name	Age	Position with Registrant

James A. Sangster	53	Mr. Sangster has served as President of UMB Bank, n.a. since 1999.

Douglas F. Page	64	Mr. Page has served as Executive Vice President of the Company since 1984 and Divisional Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

Clyde F. Wendel	60	Mr. Wendel has served as President of the Asset Management Division of UMB Bank, n.a. since June, 2006 and Vice Chairman of UMB Bank, n.a. since June, 2006. Previously he has served as Regional President, Bank of America Private Bank and Senior Bank Executive for Iowa, Kansas, and Western Missouri from 2000-2006.

Daryl S. Hunt	51	Mr. Hunt joined UMB Bank, n.a. in November 2007 as Executive Vice President of Financial Services and Support. Previously, Mr. Hunt worked at Fidelity Investments where he served as Sr. Vice President for Transfer Operations from 2006 to 2007, Sr. Vice President of Customer Processing Operations from 2003 to 2006, and Sr. Vice President of Outbound Mail Operations from 2001 to 2003.

Lawrence G. Smith	60	Mr. Smith has served as Executive Vice President and Chief Organizational Effectiveness officer since March, 2005. Prior to coming to UMB, Mr. Smith was Vice President – Human Resources from 1996 to 2005 for Fidelity Investments in Boston, Massachusetts where he was responsible for Fidelity’s business group human resource activities.

Dennis R. Rilinger	60	Mr. Rilinger has served as Divisional Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

David D. Kling	61	Mr. Kling has served as Divisional Executive Vice President for Enterprise Services of UMB Bank, n.a. since November, 2007. Previously, he served as Executive Vice President of Financial Services and Support from 1997 to 2007.

Terry W. D’Amore	51	Mr. D’ Amore joined UMB Bank, n.a. in 2006. He serves as Executive Vice President, Director of Payment & Technology Solutions Division where he is responsible for sales, service and product management for the Treasury Management, Healthcare, Foreign Exchange, and Merchant Services. Prior to coming to UMB, he served as National Sales and Service Manager for Treasury Management’s Corporate Finance Division at PNC Bank in Pittsburgh, Pennsylvania.

Brian J. Walker	36	Mr. Walker joined the Company in June 2007 as Senior Vice President and Corporate Controller (Chief Accounting Officer). From July of 2004 to June 2007 he served as a Certified Public Accountant for KPMG where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche from November 2002 to July of 2004.

A discussion of past acquisitions is included in Note 16 to the Consolidated Financial Statements provided in Item 8 on page 80 of this report.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A. RISK FACTORS

Our business routinely encounters and addresses risks. Some of such risks may give rise to occurrences that cause our future results to be materially different than we presently anticipate. In the following paragraphs, we describe our present view of certain important strategic risks, although the risks below are not the only risks we face. If any such risks actually occur, our business, results of operations, financial condition and prospects could be affected materially and adversely. These risk factors should be read in conjunction with our management’s discussion and analysis, beginning on page 18 hereof, and our consolidated financial statements, beginning on page 50 hereof.

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

General economic conditions, such as a stock market decline, could materially impair the number of investors in the equity and bond markets, the level of assets under management and the demand for our other fee-based services.    Economic downturns or recessions could affect the volume of income from and demand for our other fee-based services. The fee revenue of our asset management segments including income from our Scout Investment Advisors, Inc. and UMB Fund Services, Inc. subsidiaries, are largely dependent on both inflows to, and the fair value of, assets invested in the UMB Scout Funds and the fund clients to whom we provide services. General economic conditions can affect investor sentiment and confidence in the overall securities markets which could adversely affect asset values, net flows to these funds and other assets under management. Our bankcard revenues are dependent on transaction volumes from consumer and corporate spending to generate interchange fees. An economic downturn could negatively affect the amount of such fee income. Our banking services group is affected by corporate and consumer demand for debt securities which can be adversely affected by changes in general economic conditions.

Changes in interest rates could affect our results of operations.    A significant portion of our net income is based on the difference between interest earned on earning assets (such as loans and investments) and interest paid on deposits and borrowings. These rates are sensitive to many factors that are beyond our control, such as general economic conditions and policies of various governmental and regulatory agencies, such as the Federal Reserve Board. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may affect the value of financial instruments held by us. The actions of the Federal Reserve Board also determine to a significant degree our cost of funds for lending and investing. In addition, these policies and conditions can adversely affect our customers and counterparties, which may increase the risk that such customers or counterparties default on their obligations to us. Changes in interest rates greatly affect the amount of income earned and the amount of interest paid. Changes in interest rates also affect loan demand, the prepayment speed of loans, the purchase and sale of investment bonds and the generation and retention of customer deposits. A rapid increase in interest rates could result in interest expense increasing faster than interest income because of differences in maturities of assets and liabilities. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A for a discussion of how we monitor and manage interest rate risk.

We rely on our systems, employees and certain counterparties, and certain failures could adversely affect our operations.    Our Company is dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We are similarly dependent on our employees. We could be adversely affected if a significant number of our employees are unavailable due to a pandemic, natural disaster, war, act of terrorism, or other reason, or if, an employee causes a significant operational break-down or failure, either as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of the Company to operate, potential liability to clients, reputational damage and regulatory intervention, which could adversely affect us. Operational risk also includes our ability to successfully integrate acquisitions into existing charters as an acquired entity will most likely be on a different system than ours. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A for a discussion of how we monitor and manage operational risk.

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

The shift from paper-based to electronic-based payment business may be difficult and negatively affect earnings.    In today’s payment environment, checks continue to be a payment choice; however, checks as a percent of the total payment volume are declining and the payment volume is shifting to electronic alternatives. Check products are serviced regionally due to the physical constraints of the paper document; however, electronic documents are not bound by the same constraints, thus opening the geographic markets to all providers of electronic services. To address this shift, new systems are being developed and marketed which involve significant software and hardware costs. It is anticipated that we will encounter new competition, and any competitor that attracts the payments business of our existing customers will compete strongly for the remainder of such customers’ banking business.

We are subject to extensive regulation in the jurisdictions in which we conduct our businesses.    We are subject to extensive state and federal regulation, supervision and legislation that govern most aspects of our operations. Laws and regulations, and in particular banking, securities and tax laws, may change from time to time. For example, current federal law prohibits the payment of interest on corporate demand deposit accounts. Although a change to permit interest on corporate accounts would have a favorable impact on service-charge income, it would adversely affect net interest income as the cost of funds would increase. Changes in laws and regulations, lawsuits or actions by regulatory agencies could cause us to devote significant time and resources to compliance and could lead to fines, penalties, judgments, settlements, withdrawal of certain products or services offered in the market or other results adverse to us which could affect our business, financial condition or results of operation, or cause us serious reputational harm.

Our framework for managing our risks may not be effective in mitigating risk and loss to the Company.    Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, price risk, interest rate risk, operational risk, compliance and litigation risk, foreign exchange risk, and reputation risk and fiduciary risk, among others. There can be no assurance that our framework to manage risk, including such framework’s underlying assumptions, will be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

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

ITEM 2.  PROPERTIES

The Company’s headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and opened during July 1986. Of the 250,000 square feet, 218,000 square feet is occupied by departments and customer service functions of UMB Bank n.a. as well as offices of the parent company, UMB Financial Corporation. The remaining 32,000 square feet of space within the building is either leased or available for lease to third parties. Presently, the Company is seeking to lease 9,000 square feet of the headquarters building.

Other main facilities of UMB Bank, n.a. in downtown Kansas City, Missouri are located at 928 Grand Boulevard (185,000 square feet); 906 Grand Boulevard (140,000 square feet); and 1008 Oak Street (180,000 square feet). The 928 Grand and 906 Grand buildings house backroom support functions. The 928 Grand building underwent a major renovation during 2004/2005. The 928 Grand building is connected to the UMB Bank Building (1010 Grand) by an enclosed elevated pedestrian walkway. The 1008 Oak building, which opened during the second quarter of 1999, houses the Company’s operations and data processing functions.

UMB Bank, n.a. leases 64,263 square feet in the Equitable Building located in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full-service banking center and is home to some operational and administrative support functions.

UMB Bank, Colorado, n.a. leases 9,003 square feet on the first and third floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado. The location has a full-service banking center and is home to the operational and administrative support functions for UMB Bank, Colorado, n.a.

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,135 square feet in Milwaukee, Wisconsin, at which its fund services operation is headquartered.

As of December 31, 2007, the Company’s affiliate banks operated a total of four main banking centers with 135 detached branch facilities, the majority of which are owned by the Company.

Additional information with respect to premises and equipment is presented in Note 1 and 8 to the Consolidated Financial Statements in Item 8, pages 56 and 66 of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Stock Market (specifically the NASDAQ Global Select Market) under the symbol “UMBF.” As of February 21, 2008, the Company had 1,917 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2007	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.14	$0.14	$0.14	$0.15
Book value	20.42	20.44	21.18	21.55
Market price:
High	39.07	41.70	47.06	46.27
Low	35.17	36.70	36.27	34.95
Close	37.76	36.87	42.86	38.36

Per Share
2006	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.13	$0.13	$0.13	$0.13
Book value	19.35	19.28	20.03	20.08
Market price:
High	35.12	35.45	37.09	38.04
Low	31.96	31.80	31.81	35.32
Close	35.12	33.34	36.57	36.51

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is presented in Item 1, page 7 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 68 and 69 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 92 and 93 in Note 11 to the Consolidated Financial Statements provided in Item 8, pages 69 through 73 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2007:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2007	65,149	$42.68	65,149	1,545,833
November 1—November 30, 2007	306,770	40.61	306,770	1,239,063
December 1—December 31, 2007	76,788	37.08	76,788	1,162,275

Total	448,707	40.31	448,707	3,947,171

On April 24, 2007 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 24, 2008. The Company has not made any repurchases other than through this plan, which permits both open market and privately negotiated transactions. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

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

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 18 through 43, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

EARNINGS	2007	2006	2005	2004	2003
Interest income	$414,413	$369,083	$271,911	$219,454	$235,863
Interest expense	181,729	151,859	83,621	40,350	42,684
Net interest income	232,684	217,224	188,290	179,104	193,179
Provision for loan losses	9,333	8,734	5,775	5,370	12,005
Noninterest income	288,788	254,945	251,873	228,103	245,919
Noninterest expense	407,164	381,417	358,069	350,102	351,106
Net income	74,213	59,767	56,318	42,839	58,879

AVERAGE BALANCES
Assets	$7,996,286	$7,583,217	$7,094,319	$6,927,929	$7,150,135
Loans, net of unearned interest	3,901,853	3,579,665	3,130,813	2,781,084	2,588,794
Securities	2,846,620	2,797,114	2,918,445	3,033,732	3,556,388
Deposits	5,716,202	5,488,798	5,135,968	4,976,037	5,280,203
Long-term debt	36,905	37,570	34,820	17,579	17,384
Shareholders’ equity	874,078	843,097	829,412	821,556	808,472

YEAR-END BALANCES
Assets	$9,342,959	$8,917,765	$8,247,789	$7,805,006	$7,749,419
Loans, net of unearned interest	3,929,365	3,767,565	3,393,404	2,869,224	2,722,292
Securities	3,486,780	3,363,453	3,463,817	3,825,765	3,784,297
Deposits	6,550,802	6,308,964	5,920,822	5,388,238	5,636,125
Long-term debt	36,032	38,020	38,471	21,051	16,280
Shareholders’ equity	890,574	848,875	833,463	819,182	811,923

PER SHARE DATA
Earnings—basic	$1.78	$1.40	$1.31	$0.99	$1.35
Earnings—diluted	1.77	1.40	1.30	0.99	1.35
Cash dividends	0.57	0.52	0.46	0.43	0.41
Dividend payout ratio	32.02%	37.14%	34.73%	43.43%	30.37%
Book value	$21.55	$20.08	$19.39	$18.93	$18.72
Market price
High	47.06	38.04	34.25	29.45	25.75
Low	34.95	31.80	26.45	23.23	18.13
Close	38.36	36.51	31.96	28.33	23.77

Return on average assets	0.93%	0.79%	0.79%	0.62%	0.82%
Return on average equity	8.49	7.09	6.79	5.21	7.28
Average equity to average assets	10.93	11.12	11.69	11.86	11.31
Total risk-based capital ratio	14.58	14.65	16.99	19.20	20.25

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2007. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

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

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During 2007, progress on this strategy was illustrated by an increase in net interest income of 7.1 percent from the previous year. This was accomplished through earning asset growth, as well as an overall increase in net interest margin. Average earning assets increased by $352.1 million, or 5.2 percent, from 2006. Most of this earning asset growth was through average loan growth of $322.2 million, or 9.0 percent. The mix of earning assets improved as a larger percentage of earning assets consisted of higher yielding loans. In part, the mix was affected by the Company’s decision to run-off the indirect auto loan portfolio and focus on higher yielding loan products. Average loans comprised 54.9 percent of average earning assets during 2007 compared to 53.0 percent in the prior year. Further, the average loan-to-deposit ratio was 68.3 percent in 2007 as compared to 65.2 percent in 2006. Net interest margin, on a tax-equivalent basis, increased 6 basis points as compared to 2006. Net interest spread increased 5 basis points from 2006 and the contribution from interest-free-funds increased 1 basis point.

The second strategy is to grow the Company’s fee-based businesses. The Company believes this strategy will help compensate for the average loan-to-deposit ratio of the Company’s subsidiary banks, which has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During 2007, noninterest income increased $33.8 million, or 13.3 percent, as compared to 2006. The increase in noninterest income was attributable to higher trust and securities processing income and service charges on deposits. Additionally, the increase included a $7.2 million net gain on the sale of the securities transfer product. The Company continues to emphasize its asset management, credit card, health care services, and payments businesses. The focus in asset management continues to show improvement and is discussed in the fourth strategy below. Trust and securities processing increased $17.3 million, or 17.6 percent. This increase was primarily due to the increase in total assets under management by the UMB Scout Funds as discussed in the fourth strategy below. Service charges on deposits increased by $6.3 million, or 8.5 percent during 2007 due mostly to greater individual overdraft and return item charges. The Company also continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers.

The third strategy is to leverage the Company’s distribution network. At the end of 2007, the Company had 135 branches. Repositioning and increasing utilization of our regional distribution network remains a priority. In both St. Louis and Denver, the Company hired new leadership and sales support to focus on asset management and corporate trust. The Company’s focus is to provide a broad offering of services through our existing branch network. Although the Company decreased branches by a net of 4, the Company’s average deposits increased 4.1 percent from 2006.

The fourth strategy is to strengthen the asset management business of the Company. In particular, the focus is to continue growing the UMB Scout Funds (which are a family of proprietary mutual funds managed by a subsidiary of the Company) by adding and offering new products, achieving strong performance, and leveraging distribution networks. The Company continues to develop an investment advisory model. To that end, the Company will continue to evolve proprietary and non-proprietary products and services to support this approach. In addition, the Company continues to integrate private banking, wealth solutions, and brokerage capabilities for our customers. Total assets under management increased 8.6 percent to $11.0 billion, from $10.1 billion at the end of 2006. Leading this growth is the Company’s proprietary family of mutual funds, which continue to play a key role. Total assets in the UMB Scout Funds increased 16.4 percent from $5.0 billion at the end of 2006, to $5.8 billion at the end of 2007. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets continues to play an important role in the recognition of fee income as discussed in the Business Segment section on pages 30 through 32 below. Another important part of the Company’s asset management strategy is the implementation of an integrated wealth management business model. With twelve client managers, Private Banking has more than $47 million in loans and nearly $136 million in deposits. Brokerage fee income has been another strong performer. Brokerage services provided strong results with an increase of $1.8 million, or 28.8 percent, as compared to 2006.

The fifth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company repurchased 1.1 million shares of common stock at an average price of $39.37 per share during 2007. Further, the Company increased dividends during 2007 to $23,854,000 ($0.57 per share), compared to $21,978,000 ($0.52 per share) in 2006. This was a 9.6 percent increase in per share dividends during 2007 as compared to 2006. At the end of 2007, the Company had a total risk-based capital ratio of 14.58 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

Earnings Summary

The Company recorded consolidated net income of $74.2 million for the year ended December 31, 2007. This represents a 24.2 percent increase over 2006. Net income for 2006 increased 6.1 percent compared to 2005. Basic earnings per share for the year ended December 31, 2007 were $1.78 per share compared to $1.40 per share in 2006 and $1.31 per share in 2005. Basic earnings per share for 2007 increased 27.1 percent over 2006 per share earnings, which had increased 6.9 percent over 2005. Fully diluted earnings per share for the year ended December 31, 2007, were $1.77 per share compared to $1.40 per share in 2006 and $1.30 per share in 2005.

The Company’s net interest income increased to $232.7 million in 2007 compared to $217.2 million in 2006 and $188.3 million in 2005. The $15.5 million increase in net interest income in 2007 as compared to 2006 is primarily a result of both a favorable rate and volume variance. See Table 1 on page 23. The favorable volume variance was led by a 9.0 percent increase in the average balance of loans and loans held for sale. Net interest spread improved by 5 basis points in 2007 as compared to 2006. The rate variance remained positive and continues to benefit from interest-free funds. The impact of this benefit is illustrated on Table 2 on page 24. The $28.9 million increase in net interest income in 2006 as compared to 2005 is primarily a result of both a favorable rate and volume variance. The volume variance was mostly driven by a 14.3 percent increase in loans and loans held for sale in 2006 as compared to 2005. Although the net interest spread declined by 7 basis points in 2006 as compared to 2005, the rate variance was positive and benefited from interest-free funds. The current credit environment has made it difficult to anticipate the future of the Company’s margins. If rates stay at current levels or continue to decline, the Company anticipates a negative impact to interest income as a result of the repricing of assets and liabilities. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements. See Table 15 on page 45 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2007.

The Company had an increase of $33.8 million, or 13.3 percent, in noninterest income in 2007 as compared to 2006 and a $3.1 million, or 1.2 percent, increase in 2006 compared to 2005. During 2007, the increase in noninterest income is attributable to higher trust and securities processing income, service charges on deposits, and the gain on the sale of the securities transfer product. Trust and securities processing increased $17.3 million, or 17.6 percent. This increase in trust and securities processing income was primarily due to the increase in total assets under management, which increased 8.6 percent to $11.0 billion, from $10.1 billion at the end of 2006. Service charges on deposits increased by $6.3 million, or 8.5 percent during 2007 due mostly to greater individual overdraft and return item charges. During 2007, the Company recognized a $7.2 million net gain on the sale of the securities transfer product. The increase in noninterest income in 2007 from 2006, and 2006 from 2005 is illustrated on Table 5 on page 27.

Noninterest expense increased in 2007 by $25.7 million, or 6.8 percent, compared to 2006 and increased in 2006 by $23.3 million, or 6.5 percent, compared to 2005. Categories of noninterest expense with the most significant increases in 2007 as compared to 2006 include salaries and employee benefits (due to higher base salaries and increased commissions and bonuses related to our improved financial performance for the year and partially due to increases in employee benefit expenses), a covered litigation provision (due to the Company’s estimated share of Visa, Inc.’s covered litigation), and equipment (primarily due to higher depreciation and maintenance costs associated with technology investments). The increase in noninterest income in 2007 from 2006, and 2006 from 2005 is illustrated on Table 6 on page 29.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2007, 2006 and 2005.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest free funding sources. Table 2 analyzes net interest margin for the three years ended December 31, 2007, 2006 and 2005. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2005 through 2007 are presented in a table following the footnotes to the Consolidated Financial Statements. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

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

Average Volume		Average Rate		2007 vs. 2006	Increase (Decrease)
2007	2006	2007	2006		Volume	Rate	Total
				Change in interest earned on:
$3,901,853	$3,579,665	6.94%	6.66%	Loans	$22,366	$9,916	$32,282
				Securities:
2,061,994	2,059,946	4.73	4.15	Taxable	97	11,894	11,991
725,765	682,363	5.12	4.99	Tax-exempt	1,328	493	1,821
360,288	378,028	5.18	5.06	Federal funds sold and resell agreements	(919)	466	(453)
58,862	56,639	4.03	4.68	Other	84	(395)	(311)

7,108,762	6,756,641	6.00	5.62	Total	22,956	22,374	45,330
				Change in interest incurred on:
3,936,104	3,648,158	3.05	2.66	Interest-bearing deposits	8,794	14,534	23,328
1,272,699	1,148,454	4.66	4.60	Federal funds purchased and repurchase agreements	5,784	634	6,418
49,777	51,084	4.54	4.19	Other	(59)	183	124

$5,258,580	$4,847,696	3.46%	3.13%	Total	14,519	15,351	29,870

				Net interest income	$8,437	$7,023	$15,460

Average Volume		Average Rate		2006 vs. 2005	Increase (Decrease)
2006	2005	2006	2005		Volume	Rate	Total
				Change in interest earned on:
$3,579,665	$3,130,813	6.66%	5.66%	Loans	$29,934	$31,580	$61,514
				Securities:
2,059,946	2,230,559	4.15	2.91	Taxable	(7,088)	27,866	20,778
682,363	629,576	4.99	4.72	Tax-exempt	2,082	1,370	3,452
378,028	228,177	5.06	3.50	Federal funds sold and resell agreements	7,576	3,556	11,132
56,639	60,144	4.68	3.91	Other	(165)	461	296

6,756,641	6,279,269	5.62	4.49	Total	32,339	64,833	97,172
				Change in interest incurred on:
3,648,158	3,248,695	2.66	1.60	Interest-bearing deposits	10,609	34,181	44,790
1,148,454	1,029,063	4.60	2.85	Federal funds purchased and repurchase agreements	5,492	17,969	23,461
51,084	49,368	4.19	4.36	Other	72	(85)	(13)

$4,847,696	$4,327,126	3.13%	1.93%	Total	16,173	52,065	68,238

				Net interest income	$16,166	$12,768	$28,934

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2007	2006	2005
Average earning assets	$7,108,762	$6,756,641	$6,279,269
Interest-bearing liabilities	5,258,580	4,847,696	4,327,126

Interest-free funds	$1,850,182	$1,908,945	$1,952,143

Free funds ratio (free funds to earning assets)	26.03%	28.25%	31.09%

Tax-equivalent yield on earning assets	6.00%	5.62%	4.49%
Cost of interest-bearing liabilities	3.46	3.13	1.93

Net interest spread	2.54%	2.49%	2.56%
Benefit of interest-free funds	0.90	0.89	0.60

Net interest margin	3.44%	3.38%	3.16%

The Company experienced an increase in net interest income of $15.5 million, or 7.1 percent, for the year 2007 compared to 2006. This follows an increase of $28.9 million, or 15.4 percent, for the year 2006 compared to 2005. As illustrated in Table 1, the 2007 increase is due to both a favorable volume and a favorable rate variance. The most significant portion of this favorable volume variance is associated with higher loan balances in both 2007 and 2006. In 2006, the federal funds sold and resell agreements contributed to the favorable volume variance. The favorable volume and rate variances for earning assets were partially offset by corresponding higher volume and rate variances on the liability side of the balance sheet. Deposit gathering campaigns during late 2006 and 2007 increased both deposit balances and the rates paid on those balances. Even though the Company experienced continued rate competition throughout 2007, it only experienced slight rate increases for deposits due primarily to the rate decreases made by the Federal Reserve’s Open Market Committee.

The increase in the cost of funds has also increased the favorable impact from the benefit of interest-free funds. The Company has a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 32.0 percent, 36.3 percent and 34.7 percent of total outstanding deposits at December 31, 2007, 2006 and 2005, respectively. As illustrated on Table 2, the impact from these interest-free funds was 90 basis points in 2007, compared to 89 basis points in 2006 and 60 basis points in 2005. Although the amount of these deposits has gone down as a percent of total deposits, the increase in the cost of funds causes the overall benefit to increase.

The 2006 increase in net interest income over 2005 is primarily due to both a favorable volume and a favorable rate variance. In addition to the significant favorable volume variance associated with higher loan balances in 2006, federal funds sold and resell agreements contributed to the favorable volume variance. The increase in interest rates during 2006 had a favorable impact on the rate variance for earning assets, which was mostly offset by the increase in rates repricing liabilities.

The Company has experienced a repricing of a majority of its liabilities during the recent interest rate cycle and continues to have its assets reprice. Loans have increased from an average of $3.6 billion in 2006 to an average of $3.9 billion in 2007. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is relatively short in duration and liquid in its composition of assets. If the Federal Reserve’s Open Market Committee maintains rates at current levels or they continue to decline, the Company anticipates a negative impact to interest income as a result of this repricing. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements.

During 2008, approximately $615 million of securities are expected to mature and be reinvested. This includes approximately $182 million which will mature during the first quarter of 2008. In late 2004, management adopted a portfolio modification plan designed to improve interest income by extending the average life of its investment portfolio. The Company implemented this extension strategy throughout 2005 and 2006. The total investment portfolio had an average life of 29.3 months and 28.9 months as of December 31, 2007 and December 31, 2006, respectively. It should be noted that the Company has a significant portfolio of extremely short-term discount notes as of the end of both 2007 and 2006. These securities are held due to the seasonal fluctuation related to public fund deposits which are expected to flow out of the bank in a relatively short period. At December 31, 2007, the amount of such discount notes was approximately $724 million, and without these discount notes, the average life of the core investment portfolio would have been 37.1 months. At December 31, 2006, the amount of such discount notes was approximately $608 million, and without these discount notes, the average life of the core investment portfolio would have been 35.3 months. Therefore, the core investment portfolio, without the short-term discount notes, had an increase in average life of 1.7 months in 2007.

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

As illustrated on Table 4 below, the ALL slightly declined to 1.17% of total loans as of December 31, 2007 compared to 1.20% of total loans as of December 31, 2006. Based on the factors above, management of the Company expensed an additional $0.6 million, or 6.9 percent, related to the provision for loan losses in 2007 as compared to 2006. This compares to a $3.0 million, or 51.2 percent increase in the provision for loan losses in 2006 as compared to 2005.

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

	December 31
Loan Category	2007	2006	2005	2004	2003
Commercial	$30,656	$31,136	$28,445	$17,325	$22,550
Consumer	9,743	10,387	10,726	20,806	19,644
Real estate	5,520	3,333	1,572	4,292	1,200
Agricultural	17	20	32	250	50
Leases	50	50	50	50	50

Total allowance	$45,986	$44,926	$40,825	$42,723	$43,494

Table 4 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on pages 47 and 48 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2007	2006	2005	2004	2003
Allowance-beginning of year	$44,926	$40,825	$42,723	$43,494	$37,328
Provision for loan losses	9,333	8,734	5,775	5,370	12,005
Allowance of banks and loans acquired	2,359
Charge-offs:
Commercial	(2,615)	(5,861)	(2,261)	(2,150)	(2,320)
Consumer
Bankcard	(5,684)	(4,522)	(5,925)	(5,541)	(6,175)
Other	(3,857)	(2,554)	(1,918)	(2,050)	(2,825)
Real estate	(318)	—	(3)	(4)	(17)

Total charge-offs	(12,474)	(12,937)	(10,107)	(9,745)	(11,337)
Recoveries:
Commercial	1,046	3,494	443	1,257	2,998
Consumer
Bankcard	1,107	1,073	1,008	1,129	1,097
Other	2,032	1,376	981	1,217	1,294
Real estate	16	2	2	1	109
Agricultural	—	—	—	—	—

Total recoveries	4,201	5,945	2,434	3,604	5,498

Net charge-offs	(8,273)	(6,992)	(7,673)	(6,141)	(5,839)

Allowance-end of year	$45,986	$44,926	$40,825	$42,723	$43,494

Average loans, net of unearned interest	$3,888,149	$3,562,038	$3,109,774	$2,758,312	$2,536,196
Loans at end of year, net of unearned interest	3,917,125	3,753,445	3,373,944	2,845,196	2,701,901
Allowance to loans at year-end	1.17%	1.20%	1.21%	1.50%	1.61%
Allowance as a multiple of net charge-offs	5.56	x	6.43	x	5.32	x	6.96	x	7.45	x
Net charge-offs to:
Provision for loan losses	88.64%	80.04%	132.87%	114.36%	48.64%
Average loans	0.21	0.20	0.25	0.22	0.23

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased $33.8 million, or 13.3 percent, in 2007 as compared to 2006. During 2007, the Company recognized a $7.2 million net gain on the sale of the securities transfer product. However, the majority of the increase is attributable to higher trust and securities processing income and service charges on deposits. Trust and securities processing increased $17.3 million, or 17.6 percent. This increase in trust and securities processing income was primarily due to the increase in total assets under management, which increased 8.6 percent to $11.0 billion, from $10.1 billion at the end of 2006. Service charges on deposits increased by $6.3 million, or 8.5 percent, during 2007 due mostly to greater individual overdraft and return item charges. Brokerage services also provided strong results with an increase of $1.8 million, or 28.8 percent, as compared to 2006.

The Company’s fee-based services provide the opportunity to offer multiple products and services to customers which management believes will more closely align the customer with the Company. The Company’s ongoing focus is to continue to develop and offer multiple products and services to its customers. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading/brokerage and cash/treasury management. Management believes that it can offer these products and services both efficiently and profitably, as most of these have common platforms and support structures. An example of this support structure is the implementation of an integrated wealth management business model. With twelve client managers, Private Banking has more than $47 million in loans and nearly $136 million in deposits. These Private Banking relationships provide an excellent opportunity to offer the client the Company’s fee-based services.

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
	2007	2006	2005	Dollar Change		Percent Change
				07-06	06-05	07-06	06-05
Trust and securities processing	$115,585	$98,250	$82,430	$17,335	$15,820	17.6%	19.2%
Trading and investment banking	19,288	18,192	17,787	1,096	405	6.0	2.3
Service charges on deposit accounts	79,880	73,598	79,420	6,282	(5,822)	8.5	(7.3)
Insurance fees and commissions	3,418	3,956	3,326	(538)	630	(13.6)	18.9
Brokerage fees	8,023	6,228	5,933	1,795	295	28.8	5.0
Bankcard fees	39,972	38,759	33,362	1,213	5,397	3.1	16.2
(Losses) gains on sales of assets and deposits, net	(597)	793	9,237	(1,390)	(8,444)	(175.3)	(91.4)
Gain on sale of employee benefit accounts	—	—	3,600	—	(3,600)	—	(100.0)
Gain on sale of securities transfer	7,218	—	—	7,218	—	100.0	—
Gains (losses) on sales of securities available for sale, net	1,010	117	(225)	893	342	763.2	(152.0)
Other	14,991	15,052	17,003	(61)	(1,951)	(0.4)	(11.5)

Total noninterest income	$288,788	$254,945	$251,873	$33,843	$3,072	13.3%	1.2%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 5 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2007 as compared to 2006 and in 2006 as compared to 2005.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and mutual fund assets servicing. These fees increased year-over-year for the past two years by 17.6 percent and 19.2 percent, respectively. The increase in trust and securities processing fees in 2007 as compared to 2006 was primarily a result of a $6.4 million increase in management fees earned by Scout Investment Advisors, Inc. (a subsidiary of the Company) and specifically related to the UMB Scout Funds, which are a family of proprietary mutual funds managed by Scout Investment Advisors, Inc. These fees are related to the total assets under management of these funds. The total assets under management for the UMB Scout Funds were $5.8 billion at December 31, 2007 as compared to $5.0 billion at December 31, 2006. Additionally, there was approximately a $6.0 million increase in fund administration fees earned by UMB Fund Services. Trust and securities processing fees and fund administration fees were also the primary reasons for the respective increases in this category in 2006 as compared to 2005. As the income from these two services is highly correlated to the market value of assets, the related income will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

Service charges on deposit accounts increased by 8.5 percent in 2007 as compared to 2006, whereas this category decreased by 7.3 percent in 2006 as compared to 2005. The increase in 2007 is due mostly to the greater individual overdrafts and return item charges. Pricing increases and changes (such as improved technology) in overdraft and collection procedures have been the primary reasons for this increase in 2007. The decrease in 2006 is primarily attributable to a decline in corporate service charge income, which was partially offset by an increase in overdraft and return item charges.

Brokerage fees increased $1.8 million, or 28.8 percent, and $0.3 million, or 5.0 percent, in 2007 and 2006, respectively. Management’s continued focus on its distribution network and the commercial customer base has yielded these improved results. The increase in brokerage fees in 2006 as compared to 2005 was primarily attributable to institutional money market and other asset-backed fee income.

Bankcard fees increased by 3.1 percent and 16.2 percent in 2007 and 2006, respectively. The increase in both years reflects both higher card volume and a greater average transaction dollar amount. In 2005, the credit card rebate programs were modified to encourage increased usage by both consumer and commercial customers. To illustrate the success of this program, commercial cardholder volume increased 22.6 percent in 2007.

During the third quarter of 2007, the Company sold the security transfer product to a third party for a net gain of $6.9 million. The agreement included residual payments not to exceed an additional $1.9 million, which the Company can receive if certain revenue targets are met over the twelve month period after the sale date. The agreement also included the sharing of certain revenues and expenses related to the transition of services and employees. During the fourth quarter of 2007, a residual payment of $0.7 million was received.

Other income decreased by 11.5 percent in 2006 as compared to 2005. This decrease was primarily a result of several reductions in miscellaneous fee income for such items as consulting fees with correspondent banks, home banking fees due to the switch to free on-line bill pay products, and a decrease in net fees related to selling mortgage loans. This category of income remained flat in 2007 as compared to 2006.

Noninterest Expense

Noninterest expense increased in both 2007 and 2006 as compared to the respective prior years. Table 6 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
	2007	2006	2005	Dollar Change		Percent Change
				07-06	06-05	07-06	06-05
Salaries and employee benefits	$206,883	$193,980	$190,197	12,903	$3,783	6.7%	2.0%
Occupancy, net	30,255	27,776	26,468	2,479	1,308	8.9	4.9
Equipment	52,711	48,968	44,031	3,743	4,937	7.6	11.2
Supplies and services	23,435	22,805	21,808	630	997	2.8	4.6
Marketing and business development	15,443	14,835	13,309	608	1,526	4.1	11.5
Processing fees	29,861	28,292	23,594	1,569	4,698	5.5	19.9
Legal and consulting	8,451	8,175	8,577	276	(402)	3.4	(4.7)
Bankcard	11,064	13,831	11,608	(2,767)	2,223	(20.0)	19.2
Amortization of intangibles	2,943	1,600	740	1,343	860	83.9	116.2
Covered litigation provision	4,628	—	—	4,628	—	100.0	—
Other	21,490	21,155	17,737	335	3,418	1.6	19.3

Total noninterest expense	$407,164	$381,417	$358,069	$25,747	$23,348	6.8%	6.5%

Salaries and employee benefits expense increased by 6.7 percent and 2.0 percent in 2007 and 2006, respectively. The increase in 2007 is primarily due to higher base salaries and an increase in commissions, bonuses and stock compensation expenses related to our improved financial performance for the year. During 2007, the Company also experienced increases in employee benefit expenses to include a $1.1 million increase in the Company match of the 401(k) and profit sharing plan and a $0.7 million increase in health insurance costs associated with the Company’s self-funded insurance plan. This increase in 2006 is attributable to several items including a $1.3 million increase in equity-based compensation as a result of the implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”; a $1.8 million increase in the Company match of the 401(k) and profit sharing plan in 2006; and a $1.6 million increase in health insurance costs associated with the Company’s self-funded insurance plan.

Equipment costs increased by 7.6 percent and 11.2 percent in 2007 and 2006, respectively. For both years, the equipment costs increased primarily due to additional depreciation, amortization and maintenance on major software upgrades and acquisitions implemented during 2005, 2006 and early 2007. These projects include Check 21 imaging software, WebExchangeSM commercial treasury management software upgrades, voice-over internet protocol software, interactive voice response software upgrades, customer relationship management software, and the umb.com upgrade. Management anticipates that although the investment in technology will continue during 2008, it will occur at a decreasing rate.

Processing fees increased by 5.5 percent and 19.9 percent in 2007 and 2006, respectively. The increase in both years is primarily attributable to an increase in shareholder servicing and other administration fees paid to investment advisors related to the UMB Scout Funds as a result of increases in assets under management for both years. The amount of such fees paid in future years is dependent upon assets under management (affected by both fund inflows as well as market values), and is expected to generally correlate to trends in the equity markets. Additional processing fee increases in 2007 as compared to 2006 are attributable to third party custodial fees related to international transactions from mutual fund clients.

During the fourth quarter of 2007, the Company, as a member of Visa U.S.A. Inc. (Visa USA), received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association, in preparation for an initial public offering. Based on this participation, the Company and other Visa USA member banks became aware of an obligation to provide indemnification to Visa in connection with its potential losses resulting from “covered litigation” as described in Visa’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 21, 2007.

The Company has recorded a pre-tax provision of $4.6 million as an estimate of its contingent indemnification liability to Visa, based upon its proportionate interest in Visa. Of this amount, $2.8 million relates to covered litigation which Visa has already settled. The remaining portion of the provision represents the Company’s estimate of the fair value of its contingent indemnification liability relating to the covered litigation which has not yet been settled or resolved. In accordance with generally accepted accounting principles, the Company’s estimates have been established based on available information with regard to Visa’s covered litigation. As new information becomes available, the Company will make any necessary adjustments to the provision.

As disclosed in Visa’s Form 8-K filed with the SEC on November 9, 2007, Visa intends that payments related to the covered litigation will be funded by Visa from an escrow account to be established with a portion of the proceeds from its planned initial public offering. However, there is no assurance that an initial public offering will occur or that the escrowed funds will be sufficient to relieve the covered litigation liability.

Other expenses increased in both 2007 and 2006. The increase in 2006 as compared to 2005 is primarily due to a $2.4 million increase in miscellaneous operational charge-offs. The remaining increase was mostly due to higher directors’ fees in 2006 as compared to 2005. During 2007, other expenses increased slightly as compared to 2006.

Income Taxes

Income tax expense totaled $30.8 million, $22.3 million and $20.0 million in 2007, 2006 and 2005, respectively. These amounts equate to effective rates of 29.3 percent, 27.1 percent, and 26.2 percent for 2007, 2006 and 2005, respectively. The primary reason for the difference between the Company’s effective tax rate and the statutory tax rate is the effect of non-taxable income from municipal securities and state and federal tax credits realized. The increase in the effective tax rate in 2007 and 2006 was primarily a result of tax-exempt income representing a smaller percentage of pre-tax net income.

Business Segments

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Investment Services Group. The segments are differentiated by both the customers served and the products and services offered. Note 13 to the Consolidated Financial Statements describes how these segments are identified and presents financial results of the segments for the years ended December 31, 2007, 2006 and 2005. The Treasury and Other Adjustments category includes items not directly associated with any other segment.

Commercial Banking and Lending’s 2007 pre-tax net income increased from 2006 by $1.8 million, or 8.3 percent, to $23.7 million. In 2006, the pre-tax net income increased from 2005 by $2.2 million, or 11.2 percent, to $21.9 million. For 2007, the increase in net income was driven primarily by a greater net interest income of $2.5 million due mostly to higher loan volume and increased margin. The provision for loan losses decreased $2.0 million as the allowance for loan losses in this segment was adequately funded for the inherent risk in the loan portfolio. Noninterest expense increased $3.4 million, or 12.4 percent, from 2006. The increase was mostly attributable to increases in salary expense and to allocated technology costs associated with a customer relationship management system that aids in sales management, the identification of cross sale opportunities, and overall knowledge of a client’s banking relationship. The increase in pre-tax net income in 2006 as compared to 2005 was primarily a result of a $4.8 million increase in net interest income as a result of increased loan volume and increased margin. This was offset by an increase of $2.3 million in provision for loan losses and a $1.2 million increase in noninterest expense. Management anticipates continued competition for commercial loans in 2008 and, therefore, expects income growth in this segment to be at a measured pace during 2008.

Payment and Technology Solutions’ pre-tax net income increased $11.0 million, or 33.9 percent, to $43.4 million in 2007, as compared to an increase of $5.0 million, or 18.3 percent, to $32.4 million in 2006. A component of the increase in 2007 was the net gain on the sale of the securities transfer product, which contributed $7.2 million. The remainder of the increase in 2007 and the increase in 2006 was largely due to higher net interest income related to higher margins and improved noninterest income due to volume in the healthcare and commercial card services products. Net interest income increased by $5.3 million, or 9.5 percent, in 2007 as compared to 2006, and increased by $9.1 million, or 19.6 percent, in 2006 as compared to 2005. The increases in net interest income were primarily attributable to higher fund transfer pricing rates on deposits from this segment. In 2006, noninterest income within this segment decreased primarily from a reduction in deposit service charge income, but was partially offset by significant percentage increases in both healthcare income and commercial card income. In 2007, the healthcare income and commercial card income continued to improve as evidenced by the improvement in noninterest income. Challenges for this segment arise from competitive pressures, as well as the technological challenges due to the movement from paper to electronic processing. The Company has focused significant resources into creating and enhancing products and services to keep the Company in step with the clients’ changing needs. The primary example of this investment was the introduction of WebExchangeSM, an upgraded online banking software for businesses, in 2006. Investments in technology have helped this segment focus on product delivery and management anticipates these technologies will create efficiencies and customer satisfaction in the coming year.

Banking Services’ pre-tax net loss was $1.4 million for 2007, which was a $3.3 million decrease from 2006 pre-tax income of $1.9 million. The 2006 pre-tax net income for this segment was flat compared to 2005. For 2007, the decrease in pre-tax net income was primarily attributable to a decrease in noninterest income of $2.6 million, or 9.3 percent, from 2006. Inventory positions in fixed income securities were reduced substantially throughout the last half of the year as a part of management’s efforts to limit risks associated with the abnormal market volatility. Increases in lending by community banks reduced the volume of security purchases from the banking segment, also reducing trading income. Management believes that these continuing economic factors will make it difficult to increase net interest margin, deposit service charges, and trading income in this segment in 2008.

Consumer Services’ pre-tax net income decreased by $2.4 million to $1.1 million in 2007 as compared to 2006. The primary drivers of the decrease in pre-tax net income within this segment were increases in provision for loan losses and noninterest expense in 2007 as compared to 2006. Net interest income grew primarily because of a greater funds transfer pricing credit corresponding to higher rates and higher deposit levels within this segment. Noninterest income increased $4.6 million, primarily due to an increase in individual return item and overdraft activity. Noninterest expense increased in 2007 by $7.7 million, or 5.1 percent, and was attributable to increased salaries and bonuses to associates, telephone data line expense, and increased allocation of corporate technology costs. This segment has also been impacted by the decision to run-off the indirect loan portfolio and will continue to be impacted during 2008. See “Loans” on page 33 for additional discussion about indirect loans. In 2006, the decline in pre-tax net income is a direct result of noninterest expenses increasing at a greater rate than net interest income. This increase in noninterest expense in 2006 is mostly related to greater bankcard expense (related to the growth of the bankcard product); greater depreciation expense from new branch facilities, higher ATM network charges, marketing cost increases due to deposit gathering and consumer loan campaigns and increased allocations of corporate technology costs. The increase in noninterest expense was partially offset by a $12.6 million increase in net interest income. The increase in the net interest income occurred as assets reprice faster than liabilities in a higher interest rate environment. Management believes Consumer Services’ ability to maintain or grow net interest income levels in 2008 will depend upon its ability to grow deposits and higher yielding consumer loans.

Asset Management’s pre-tax net income in 2007 was $25.5 million, which is an increase of $11.6 million, or 83.4 percent, from 2006. This compares to a $5.0 million, or 55.8 percent, increase in pre-tax net income in 2006 as compared to 2005. The increase in pre-tax net income for both years was primarily attributable to increases in noninterest income, partially offset by increases in noninterest expense. Noninterest income increased mostly due to fees associated with the UMB Scout Funds, corporate and personal trust income, and brokerage service fees. Noninterest expense also increased because of higher distribution fees from the funds resulting from the increased asset base in the funds. Salaries and benefits were higher because increased base salaries, increased commissions, and the addition of strategic sales associates. Net flows to the UMB Scout Funds were $60 million for 2007 compared to $691 million for 2006. Management will continue to focus sales efforts to increase net flows to the UMB Scout Funds during 2008. The ability of the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management. The assets under management in this segment are diversified across multiple asset classes with approximately 36 percent in the international class, 28 percent in the fixed income class, 20 percent in the U.S. large capital class, 9 percent in the short term investment class, and 7 percent in the small and middle capital class. Management believes this diversification helps provide protection against significant market changes in any one asset class. The revenues of the corporate trust business increased over 2006 by $1.1 million, or 8.0 percent, primarily because of growth in the bond market and the overall health of the economy.

Investment Services Group’s pre-tax net income increased in both 2007 and 2006 as compared to the respective prior years. Pre-tax net income increased by $5.2 million, or 53.6 percent, in 2007 as compared to 2006 primarily due to higher noninterest income partially offset by greater noninterest expense. Noninterest income was higher due to an increased mutual fund client base and higher asset based fees in 2007. Noninterest expense increased mostly due to higher third party custodian fees related to international transactions from mutual fund clients. For 2006, the increase in pre-tax net income is mostly due to a $4.1 million increase in noninterest income offset by a $2.3 million increase in noninterest expense.

The net loss before tax for the Treasury and Other Adjustments category was $2.3 million for 2007, compared to a net loss of $1.3 million for 2006 and a net gain of $3.1 million for 2005.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances increased by $161.8 million in 2007 due to management’s continued efforts to focus on new commercial and consumer loan relationships. Commercial, commercial real estate and residential real estate loans had the most significant growth in outstanding balances in 2007 as compared to 2006. These increases were offset by a decrease in consumer loans primarily related to the Company’s decision to run-off the indirect auto portfolio.

Included in Table 7 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 68.3 percent and 63.9 percent of total loans and loans held for sale at the end of 2007 and 2006, respectively. The Company targets customers that will utilize multiple banking services and products.

Table 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2007	2006	2005	2004	2003
Commercial	$1,700,789	$1,472,113	$1,419,723	$1,147,831	$1,134,633
Agricultural	68,716	92,680	77,773	56,797	52,027
Leases	6,113	5,781	6,068	5,154	7,467
Real estate—construction	83,292	84,141	47,403	27,205	18,519
Real estate—commercial	823,531	752,336	567,062	471,840	414,915

Total business-related	2,682,441	2,407,051	2,118,029	1,708,827	1,627,561

Bankcard	227,216	193,838	183,380	172,691	161,676
Other consumer installment	568,610	788,487	804,390	774,414	746,425
Real estate—residential	438,858	364,069	268,145	189,264	166,239

Total consumer-related	1,234,684	1,346,394	1,255,915	1,136,369	1,074,340

Loans before allowance and loans held for sale	3,917,125	3,753,445	3,373,944	2,845,196	2,701,901
Allowance for loan losses	(45,986)	(44,926)	(40,825)	(42,723)	(43,494)

Net loans before loans held for sale	3,871,139	3,708,519	3,333,119	2,802,473	2,658,407
Loans held for sale	12,240	14,120	19,460	24,028	20,392

Net loans and loans held for sale	$3,883,379	$3,722,639	$3,352,579	$2,826,501	$2,678,799

As a % of total loans and loans held for sale
Commercial	43.28%	39.07%	41.84%	40.00%	41.68%
Agricultural	1.75	2.46	2.29	1.98	1.91
Leases	0.16	0.15	0.18	0.18	0.27
Real estate construction	2.12	2.23	1.40	0.95	0.68
Real estate—commercial	20.96	19.98	16.71	16.44	15.24

Total business-related	68.27	63.89	62.42	59.55	59.78

Bankcard	5.78	5.14	5.40	6.02	5.94
Other consumer installment	14.47	20.93	23.71	26.99	27.42
Real estate—residential	11.17	9.67	7.90	6.60	6.11

Total consumer-related	31.42	35.74	37.01	39.61	39.47
Loans held for sale	0.31	0.37	0.57	0.84	0.75

Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans represent the largest percent of total loans. Commercial loans increased in volume and as a percentage of total loans compared to 2006. The volume increase was a result of management’s continued efforts to focus on new loan relationships.

As a percentage of total loans, commercial real estate and real estate construction loans now comprise 23.1% of total loans, compared to 22.2% at the end of 2006. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Many of these properties are owner-occupied and have other collateral or guarantees as security.

Bankcard loans have increased in 2007 as compared to 2006, both in balances outstanding and as a percentage of total loans. The increase in bankcard loans is due primarily to increased promotional activity and rewards programs. Bankcard loans continue to be an area of emphasis for the Company.

Other consumer installment loans have decreased in total amount outstanding and as a percentage of loans. During the third quarter of 2007, the Company made the decision to allow the indirect auto loan portfolio to run-off. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff.

Real estate residential loans, although low in overall balances, have grown more rapidly than overall loan growth. The growth in these loans was primarily attributable to home equity lines of credits (HELOC). The HELOC growth was a result of the success of multiple promotions, as well as market penetration within the Company’s current customer base through its current distribution channels. Continued expansion of this portfolio is anticipated.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on pages 47 and 48 of this report.

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

Securities available for sale and securities held to maturity comprised 42.4% of earning assets as of December 31, 2007, compared to 41.4% at year-end 2006. Total investment securities totaled $3.5 billion at December 31, 2007, compared to $3.4 billion at year-end 2006. Management expects collateral pledging requirements for public funds and loan demand to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 97.1% of the Company’s investment securities portfolio at December 31, 2007, compared to 96.3% at year-end 2006. In order to improve the yields of the securities portfolio, the Company has altered the mix and duration of its portfolio. The mix has changed by reducing the outstanding balances of U.S. Treasury Notes and moving to Mortgage-Backed Securities of U.S. Agencies and State and Political Subdivisions. Securities available for sale had a net unrealized gain of $19.3 million at year-end, compared to a net unrealized loss of $27.3 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, as an unrealized gain of $12.2 million at year-end 2007 compared to an unrealized loss of $17.3 million for 2006.

The securities portfolio achieved an average yield on a tax-equivalent basis of 4.8% for 2007, compared to 4.4% in 2006 and 3.3% in 2005. The increase in yield is due to the replacement of lower yielding securities with higher yielding securities, as well as a small increase in the average life of the portfolio. A significant portion of the investment portfolio must be reinvested each year as a result of its liquidity. The average life of the securities portfolio was 29.3 months at December 31, 2007 compared to 28.9 months at year-end 2006. Management expects to continue to hold the average life of the investment portfolio at approximately the same level in 2008.

Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4 to the Consolidated Financial Statements on pages 62 through 64 of this document). There are U.S. Treasury obligations, federal agency mortgage backed securities, and municipal securities that have had unrealized losses for greater than 12 months. These unrealized losses resulted from interest rate volatility in the markets and were not related to the credit quality of the investments. The Company has the ability and intent to hold these investments until a recovery of fair value is achieved, which may be maturity. Therefore, management does not consider these securities to be other-than-temporarily impaired at December 31, 2007.

Table 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2007	Amortized Cost	Fair Value
U.S. Treasury	$420,319	$432,032
U.S. Agencies	1,162,406	1,169,969
Mortgage-backed	1,052,304	1,049,444
State and political subdivisions	730,712	734,507

Total	$3,365,741	$3,385,952

December 31, 2006	Amortized Cost	Fair Value
U.S. Treasury	$493,632	$493,362
U.S. Agencies	1,154,296	1,151,069
Mortgage-backed	942,339	923,124
State and political subdivisions	675,493	671,093

Total	$3,265,760	$3,238,648

	US Treasury Securities		US Agencies Securities		Mortgage-Backed Securities
December 31, 2007	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$90,330	4.33%	$620,242	4.33%	$128,149	3.39%
Due after 1 year through 5 years	341,702	4.83	549,727	4.81	887,591	4.89
Due after 5 years through 10 years	—	—	—	—	21,407	4.86
Due after 10 years	—	—	—	—	12,297	5.62

Total	$432,032	4.72%	$1,169,969	4.55%	$1,049,444	4.72%

	State and Political Subdivisions		Total Fair Value
December 31, 2007	Fair Value	Weighted Average Yield
Due in one year or less	$99,008	4.98%	$937,729
Due after 1 year through 5 years	365,389	5.05	2,144,409
Due after 5 years through 10 years	218,134	5.43	239,541
Due after 10 years	51,976	5.90	64,273

Total	$734,507	5.20%	$3,385,952

	US Treasury Securities		US Agencies Securities		Mortgage-Backed Securities
December 31, 2006	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$99,501	3.23%	$861,538	4.83%	$63,482	3.79%
Due after 1 year through 5 years	393,861	4.72	289,531	4.72	802,599	4.47
Due after 5 years through 10 years	—	—	—	—	43,725	4.58
Due after 10 years	—	—	—	—	13,318	5.68

Total	$493,362	4.41%	$1,151,069	4.81%	$923,124	4.44%

	State and Political Subdivisions		Total Fair Value
December 31, 2006	Fair Value	Weighted Average Yield
Due in one year or less	$111,785	4.59%	$1,136,306
Due after 1 year through 5 years	290,571	4.78	1,776,562
Due after 5 years through 10 years	206,147	5.30	249,872
Due after 10 years	62,590	5.83	75,908

Total	$671,093	5.00%	$3,238,648

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2007	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$1,423	$1,593	5.74%
Due after 1 year through 5 years	8,006	8,974	5.05%
Due after 5 years through 10 years	16,780	18,809	6.70%
Due over 10 years	11,449	12,833	5.15%

Total	$37,658	$42,209	11 yr. 3 mo.

December 31, 2006
Due in one year or less	$7,615	$7,653	7.24%
Due after 1 year through 5 years	8,445	8,445	5.96%
Due after 5 years through 10 years	8,798	8,798	6.02%
Due over 10 years	19,923	19,923	6.29%

Total	$44,781	$44,819	8 yr. 8 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position was $202.7 million at December 31, 2007 and $515.3 million at December 31, 2006.

The Investment Banking Division of the Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $634.4 million in 2007 and $472.4 million in 2006.

At December 31, 2007, the Company held securities bought under agreements to resell of $509.3 million compared to $333.6 million at year-end 2006. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $224.0 million in 2007 and $209.7 million in 2006.

The Investment Banking Division also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2007 were $57.0 million, compared to $54.8 million in 2006, and were recorded at market value. As discussed at “Quantitative and Qualitative Disclosures About Market Risk — Trading Account” in Part II, Item 7A on page 46 below, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $6.6 billion at December 31, 2007 and $6.3 billion at year-end 2006. Deposits averaged $5.1 billion in 2007 and $5.5 billion in 2006. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest–bearing demand deposits averaged $1.9 billion in 2007 and $1.8 billion in 2006. These deposits represented 36.5% of average deposits in 2007, compared to 33.5% in 2006. The Company’s large commercial customer base provides a significant source of noninterest–bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2007	2006
Maturing within 3 months	$321,159	$393,232
After 3 months but within 6	169,728	75,209
After 6 months but within 12	123,066	78,962
After 12 months	30,481	25,337

Total	$644,434	$572,740

Table 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2007	2006	2005	2004	2003
Amount
Noninterest-bearing demand	$1,780,098	$1,840,640	$1,887,273	$1,865,605	$1,788,165
Interest-bearing demand and savings	2,649,849	2,454,684	2,302,174	2,214,782	2,460,496
Time deposits under $100,000	796,528	783,811	658,421	668,896	779,473

Total core deposits	5,226,475	5,079,135	4,847,868	4,749,283	5,028,134
Time deposits of $100,000 or more	489,727	409,663	288,100	226,754	252,069

Total deposits	$5,716,202	$5,488,798	$5,135,968	$4,976,037	$5,280,203

As a % of total deposits
Noninterest-bearing demand	31.14%	33.53%	36.75%	37.49%	33.87%
Interest-bearing demand and savings	46.36	44.72	44.82	44.51	46.60
Time deposits under $100,000	13.93	14.29	12.82	13.44	14.76

Total core deposits	91.43	92.54	94.39	95.44	95.23
Time deposits of $100,000 or more	8.57	7.46	5.61	4.56	4.77

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Securities sold under agreements to repurchase and fed funds purchased totaled $1.7 billion at December 31, 2007, and $1.6 billion at December 31, 2006. This liability averaged $1.3 billion in 2007 and $1.1 billion in 2006. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 12

SHORT-TERM DEBT (in thousands)

	2007		2006
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$29,414	4.30%	$38,412	5.18%
Repurchase agreements	1,705,335	4.28	1,582,533	5.78
Other	33,753	4.05	17,881	4.98

Total	$1,768,502	4.28%	$1,683,826	5.76%

Average for year:
Federal funds purchased	$66,918	5.20%	$63,794	4.96%
Repurchase agreements	1,205,781	4.63	1,084,659	4.58
Other	12,872	4.59	13,514	4.58

Total	$1,285,571	4.65%	$1,161,967	4.60%

Maximum month-end balance:
Federal funds purchased	$173,941		$67,548
Repurchase agreements	1,705,335		1,582,533
Other	55,299		71,478

The Company has twelve fixed-rate advances at December 31, 2007, from the Federal Home Loan Bank at rates of 3.80% to 7.13%. These advances, collateralized by the Company’s securities, are used to offset interest rate risk of longer-term fixed-rate loans.

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

Total shareholders’ equity was $890.6 million at December 31, 2007, compared to $848.9 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. During 2007 and 2006, the Company acquired 1,099,998 and 850,997 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.74% and total capital ratio of 14.58% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on page 48 of this report.

Table 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2007, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$—	$12,240	$12,240
Loans and leases	—	94,161	55,983	3,766,981	3,917,125
Securities available for sale	1,226,007	2,119,503	20,228	408	3,366,146
Securities held to maturity	—	8,787	—	28,871	37,658
Federal funds and resell agreements	—	712,012	—	—	712,012
Trading securities	394	16,593	11,888	15,008	43,883
Cash and due from banks	158,868	649,566	—	—	808,434
All other assets	10,564	—	—	349,694	360,258

Category totals	1,395,833	3,600,622	88,099	4,173,202	9,257,756

Risk-weighted totals	—	720,124	44,050	4,173,202	4,937,376
Off-balance-sheet items (risk-weighted)	—	7,501	591	632,463	640,555

Total risk-weighted assets	$—	$727,625	$44,641	$4,805,665	$5,577,931

	Tier1	Tier2	Total
Regulatory Capital
Shareholders’ equity	$890,574	$—	$890,574
Plus: accumulated other comprehensive gains	(13,200)	—	(13,200)
Less: premium on purchased banks	(110,975)	—	(110,975)
Allowance for loan losses	—	46,984	46,984

Total capital	$766,399	$46,984	$813,383

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			13.74%
Total capital to risk-weighted assets			14.58%
Leverage ratio (Tier 1 to total average assets less premium on purchased banks)			9.63%

For further discussion of regulatory capital requirements, see note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 68 and 69.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 14 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 78 and 79 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 14

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2007. The Company has no capital leases or long-term purchase obligations.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Short-term debt obligations	$33,753	$33,753	$—	$—	$—
Long-term debt obligations	36,032	4,336	6,939	5,307	19,450
Capital lease obligations	—	—	—	—	—
Operating lease obligations	39,622	4,817	8,259	4,896	21,650
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Time open and C.D.’s	1,497,271	1,357,139	110,326	24,530	5,276

Total	$1,606,678	$1,400,045	$125,524	$34,733	$46,376

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As of December 31, 2007, our total liabilities for unrecognized tax benefits were $1,477 million. We cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 17 to the consolidated financial statements for information regarding the liabilities associated with unrecognized tax benefits.

The table below details the commitments, contingencies and guarantees for the Company as of December 31, 2007.

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments, to extend credit for loans (excluding credit under credit card loans)	$1,302,101	$384,054	$345,472	$250,513	$322,062
Commitments, to extend credit under credit card loans	1,013,317	1,013,317	—	—	—
Commercial letters of credit	6,155	4,105	856	1,194	—
Standby letters of credit	291,661	277,246	14,181	234	—
Futures contracts	14,900	14,900	—	—	—
Forward foreign exchange contracts	10,295	10,295	—	—	—
Spot foreign exchange contracts	17,475	17,475	—	—	—

Total	$2,655,904	$1,721,392	$360,509	$251,941	$322,062

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

Larger commercial loans are individually reviewed for potential impairment. For larger commercial loans, if management deems it probable that the borrower cannot meet its contractual obligations with respect to payment or timing, such loans are deemed to be impaired under Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”. Such loans are then reviewed for potential impairment based on management’s estimate of the borrower’s ability to repay the loan given the availability of cash flows, collateral and other legal options. Any allowance related to the impairment of an individually impaired loan is based on the present value of discounted expected future cash flows, the fair value of the underlying collateral, or the fair value of the loan. Based on this analysis, some loans that are classified as impaired under SFAS 114 do not have a specific allowance and there is no related impairment as the discounted expected future cash flows or the fair value of the underlying collateral exceeds the Company’s basis in the impaired loan.

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

An estimate of the total inherent loss is based on the above three computations. From this an adjustment not to exceed 10 percent can be made based on other factors management considers to be important in evaluating the probable losses in the portfolio such as general economic conditions, loan trends, risk management and loan administration and changes in internal policies.

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

Revenue Recognition

Revenue recognition includes the recording of interest on loans and securities and is recognized based on rate multiplied by the principal amount outstanding. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful, or the loan is past due for a period of ninety days or more unless the loan is both well-secured and in the process of collection. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

Accounting for Stock-Based Compensation

Pursuant to the requirements of SFAS 123(R), “Accounting for Stock Based Compensation”, the amount of compensation recognized is based primarily on the value of the awards on the grant date. To value stock options, the Company uses the Black-Scholes model which requires the input of several variables. The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock on the grant date is used to value awards of restricted stock. Forfeitures are estimated at the grant date and reduce the expense recognized. The forfeiture rate is adjusted annually based on experience. The value of the awards, adjusted for forfeitures, is amortized using the straight-line method over the requisite service period. Management of the Company believes that it is probable that all current performance-based awards will achieve the performance target. Please see the discussion of the “Accounting for Stock-Based Compensation” under Note 1 in the Notes to the Consolidated Financial Statements under Item 8 on pages 57 and 58.

Accounting for Uncertainty in Income Taxes

Under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, the Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely-than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstance and information available at the reporting date. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 17 in the Notes to the Consolidated Financial Statements.

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

Overall, the Company attempts to manage interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

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

Table 15 shows the net interest income increase or decrease over the next twelve months as of December 31, 2007 and 2006.

Table 15

MARKET RISK (in thousands)

	Net Interest Income
Rates in Basis Points	December 31, 2007 Amount of Change	December 31, 2006 Amount of Change
200	$(4,441)	$(1,445)
100	(2,221)	(723)
Static	—	—
(100)	(37)	1,971
(200)	(74)	3,943

The Company is slightly liability sensitive at December 31, 2007 to increases or decreases in rates. A decrease in interest rates will have little impact on net interest income. Increases in interest rates will cause slightly larger decreases in net interest income than in the declining rate environment. The Company’s average life of the investment portfolio has lengthened slightly and the Company’s loan portfolio has grown with a slightly higher percentage of total loans being fixed rate as compared to 2006. These scenarios cause interest income from these assets to be less sensitive to rate changes because they reprice less frequently. The Company also has a greater percentage of interest expense from overnight liabilities and shorter rate sensitivity from deposits which contribute to interest expense from liabilities to reprice more frequently and be more sensitive to rate changes than assets. The Company is positioned with the current low rate environment to be very neutral to further interest rate decreases.

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

Table 16

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2007	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$2,040.4	$198.9	$272.9	$2,512.2	$1,260.2	$156.9	$3,929.3
Securities	977.4	157.3	242.2	1,376.9	1,465.4	598.8	3,441.1
Federal funds sold and resell agreements	712.0	—	—	712.0	—	—	712.0
Other	45.7	—	—	45.7	—	—	45.7

Total earning assets	$3,775.5	$356.2	$515.1	$4,646.8	$2,725.6	$755.7	$8,128.1

% of total earning assets	46.5%	4.4%	6.3%	57.2%	33.5%	9.3%	100.0%

Funding sources
Interest-bearing demand and savings	$297.9	$223.5	$446.9	$968.3	$457.8	$1,533.0	$2,959.1
Time deposits	544.3	481.6	337.9	1,363.8	127.9	5.6	1,497.3
Federal funds purchased and repurchase agreements	1,734.7	—	—	1,734.7	—	—	1,734.7
Borrowed funds	33.8	—	—	33.8	—	36.0	69.8
Noninterest-bearing sources	507.5	150.5	300.9	958.9	453.2	455.1	1,867.2

Total funding sources	$3,118.2	$855.6	$1,085.7	$5,059.5	$1,038.9	$2,029.7	$8,128.1

% of total earning assets	38.4%	10.5%	13.4%	62.3%	12.8%	24.9%	100.0%
Interest sensitivity gap	$657.3	$(499.3)	$(570.6)	$(412.5)	$1,686.6	$(1,274.1)
Cumulative gap	657.3	158.1	(412.5)	(412.5)	1,274.1	0.0
As a % of total earning assets	8.1%	1.9%	(5.1)%	(5.1)%	15.7%	—
Ratio of earning assets to funding sources	1.21	0.42	0.47	0.92	2.62	0.37

Cumulative ratio of Earning Assets 2007	1.21	1.04	0.92	0.92	1.21	1.00
to Funding Sources 2006	1.14	1.10	1.21	1.21	1.49	1.00

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

This account had a balance of $43.9 million as of December 31, 2007, compared to $64.5 million as of December 31, 2006.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was negligible as of December 31, 2007 and 2006.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 21.0% of total loans, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses (ALL) is discussed on pages 25 and 26. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans were flat at December 31, 2007, compared to an increase of $1.1 million a year earlier. The Company’s nonperforming loans have not exceeded 0.47% of total loans in any of the last five years. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $1.2 million in other real estate owned as of December 31, 2007. There was $0.3 million of other real estate owned at December 31, 2006. Loans past due more than 90 days totaled $2.9 million at December 31, 2007, compared to $4.0 million at December 31, 2006.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $144,000 of restructured loans at December 31, 2007, and $24,000 at December 31, 2006.

Table 17

LOAN QUALITY (in thousands)

	December 31
	2007		2006		2005		2004		2003
Nonaccrual loans	$6,437		$6,539		$5,439		$9,752		$12,431
Restructured loans	144		24		—		298		365

Total nonperforming loans	6,581		6,563		5,439		10,050		12,796
Other real estate owned	1,151		317		—		—		78

Total nonperforming assets	$7,732		$6,880		$5,439		$10,050		$12,874

Loans past due 90 days or more	$2,922		$4,034		$4,829		$3,028		$3,131
Allowance for loans losses	45,986		44,926		40,825		42,723		47,494

Ratios
Nonperforming loans as a % of loans	0.17%		0.17%		0.16%		0.35%		0.47%
Nonperforming assets as a % of loans plus other real estate owned	0.20		0.18		0.16		0.35		0.47
Nonperforming assets as a % of total assets	0.08		0.08		0.07		0.13		0.17
Loans past due 90 days or more as a % of loans	0.07		0.11		0.14		0.11		0.12
Allowance for Loan Losses as a % of loans	1.17		1.20		1.20		1.49		1.60
Allowance for Loan Losses as a multiple of nonperforming loans	6.99	x	6.85	x	7.51	x	4.38	x	3.40	x

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

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2007, approximately 78.2 percent of the securities available-for-sale were pledged or used as collateral; as compared to 79.3 percent at December 31, 2006.

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

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2007, was $2.6 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, in 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and in 2006 the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Kansas City, MO

February 27, 2008

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2007	2006
ASSETS
Loans	$3,917,125	$3,753,445
Allowance for loan losses	(45,986)	(44,926)

Net loans	3,871,139	3,708,519
Loans held for sale	12,240	14,120
Investment securities:
Available for sale	3,385,952	3,238,648
Held to maturity (market value of $42,209 and $44,819 respectively)	37,658	44,781
Federal Reserve Bank stock and other	19,287	15,490
Trading securities	43,883	64,534

Total investment securities	3,486,780	3,363,453
Federal funds sold and securities purchased under agreements to resell	712,012	848,922
Cash and due from banks	806,600	531,188
Bank premises and equipment, net	235,528	243,216
Accrued income	62,021	57,313
Goodwill	94,512	93,723
Other intangibles	16,463	19,309
Other assets	45,664	38,002

Total assets	$9,342,959	$8,917,765

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,094,422	$2,293,096
Interest-bearing demand and savings	2,959,109	2,644,125
Time deposits under $100,000	852,837	799,003
Time deposits of $100,000 or more	644,434	572,740

Total deposits	6,550,802	6,308,964
Federal funds purchased and repurchase agreements	1,734,749	1,620,945
Short-term debt	33,753	17,881
Long-term debt	36,032	38,020
Accrued expenses and taxes	76,362	52,381
Other liabilities	20,687	30,699

Total liabilities	8,452,385	8,068,890

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 41,327,624 and 42,266,041shares outstanding, respectively	55,057	55,057
Capital surplus	702,914	699,794
Unearned compensation	—	—
Retained earnings	430,824	380,464
Accumulated other comprehensive income (loss)	12,246	(17,259)
Treasury stock, 13,729,106 and 12,790,689 shares, at cost, respectively	(310,467)	(269,181)

Total shareholders’ equity	890,574	848,875

Total liabilities and shareholders’ equity	$9,342,959	$8,917,765

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2007	2006	2005
INTEREST INCOME
Loans	$270,638	$238,356	$176,842
Securities:
Available for sale—taxable interest	97,575	85,575	64,784
Available for sale—tax exempt interest	24,378	21,213	14,622
Held to maturity—taxable interest	1	10	23
Held to maturity—tax exempt interest	891	2,235	5,374

Total securities income	122,845	109,033	84,803

Federal funds and resell agreements	18,659	19,112	7,980
Trading securities and other	2,271	2,582	2,286

Total interest income	414,413	369,083	271,911

INTEREST EXPENSE
Deposits	120,217	96,889	52,099
Federal funds and repurchase agreements	59,250	52,832	29,371
Short-term debt	591	619	418
Long-term debt	1,671	1,519	1,733

Total interest expense	181,729	151,859	83,621

Net interest income	232,684	217,224	188,290
Provision for loan losses	9,333	8,734	5,775

Net interest income after provision for loan losses	223,351	208,490	182,515

NONINTEREST INCOME
Trust and securities processing	115,585	98,250	82,430
Trading and investment banking	19,288	18,192	17,787
Service charges on deposit accounts	79,880	73,598	79,420
Insurance fees and commissions	3,418	3,956	3,326
Brokerage fees	8,023	6,228	5,933
Bankcard fees	39,972	38,759	33,362
(Losses) gains on sale of assets and deposits, net	(597)	793	9,237
Gain on sale of employee benefit accounts	—	—	3,600
Gain on sale of securities transfer	7,218	—	—
Gains (losses) on sales of securities available for sale, net	1,010	117	(225)
Other	14,991	15,052	17,003

Total noninterest income	288,788	254,945	251,873

NONINTEREST EXPENSE
Salaries and employee benefits	206,883	193,980	190,197
Occupancy, net	30,255	27,776	26,468
Equipment	52,711	48,968	44,031
Supplies and services	23,435	22,805	21,808
Marketing and business development	15,443	14,835	13,309
Processing fees	29,861	28,292	23,594
Legal and consulting	8,451	8,175	8,577
Bankcard	11,064	13,831	11,608
Amortization of intangibles	2,943	1,600	740
Covered litigation provision	4,628	—	—
Other	21,490	21,155	17,737

Total noninterest expense	407,164	381,417	358,069

Income before income taxes	104,975	82,018	76,319
Income tax expense	30,762	22,251	20,001

Net income	$74,213	$59,767	$56,318

PER SHARE DATA
Net income—basic	$1.78	$1.40	$1.31
Net income—diluted	1.77	1.40	1.30
Weighted average shares outstanding	41,712,223	42,592,960	43,109,536

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$74,213	$59,767	$56,318
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,333	8,734	5,775
Depreciation and amortization	37,385	34,931	30,956
Deferred income taxes	1,253	(569)	3,259
Net decrease (increase) in trading securities and other earning assets	20,651	(6,046)	1,432
(Gains) losses on sales of securities available for sale	(1,010)	(117)	225
Losses (gains) on sales of assets and deposits, net	597	(793)	(9,237)
Amortization of securities premiums, net of discount accretion	(5,162)	(1,210)	14,900
Net decrease in loans held for sale	1,880	5,340	4,568
Issuance of stock awards	137	150	—
Stock based compensation	3,409	1,669	422
Changes in:
Accrued income	(4,708)	(3,901)	(15,264)
Accrued expenses and taxes	4,838	(2,012)	17,717
Other assets and liabilities, net	(11,535)	32,894	(5,799)

Net cash provided by operating activities	131,281	128,837	105,272

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	12,185	68,184	106,582
Proceeds from sales of securities available for sale	67,929	3,895	15,964
Proceeds from maturities of securities available for sale	1,762,252	8,337,478	9,738,612
Purchases of securities held to maturity	(9,603)	(45,992)	(12,382)
Purchases of securities available for sale	(1,923,987)	(8,167,194)	(9,520,729)
Net increase in loans	(172,015)	(205,359)	(536,829)
Net decrease (increase) in fed funds and resell agreements	136,910	(422,344)	(132,979)
Net change in unsettled securities transactions	97	(96)	—
Purchases of bank premises and equipment	(27,873)	(41,889)	(45,429)
Net cash paid for acquisitions and branch sales	(785)	(43,308)	(101,487)
Proceeds from sales of bank premises and equipment	485	2,117	8,232

Net cash used in investing activities	(154,405)	(514,508)	(480,445)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	116,310	28,475	348,803
Net increase in time deposits	125,528	106,963	291,410
Net increase (decrease) in fed funds/repurchase agreements	113,804	249,822	(145,058)
Net change in short-term debt	15,872	(17,210)	(4,335)
Proceeds from long-term debt	2,480	1,780	20,110
Repayment of long-term debt	(4,468)	(2,231)	(2,690)
Cash dividends paid	(29,278)	(21,833)	(19,015)
Proceeds from exercise of stock options and sales of treasury shares	1,597	1,111	1,295
Purchases of treasury stock	(43,309)	(29,598)	(13,194)

Net cash provided by financing activities	298,536	317,279	477,326

Increase (decrease) in cash and due from banks	275,412	(68,392)	102,153
Cash and due from banks at beginning of year	531,188	599,580	497,427

Cash and due from banks at end of year	$806,600	$531,188	$599,580

Supplemental disclosures:
Income taxes paid	$31,615	$22,688	$10,950
Total interest paid	178,797	148,596	76,339

See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2005	$27,528	$726,595	$—	$305,986	$(10,619)	$(230,308)	$819,182
Comprehensive income/(loss):
Net income	—	—	—	56,318	—	—	56,318
Change in unrealized losses on securities	—	—	—	—	(10,931)	—	(10,931)

Total comprehensive income							45,387
Cash dividends ($0.46 per share)	—	—	—	(19,629)	—	—	(19,629)
Issuance of stock awards	—	1,140	(2,326)	—	—	1,186	—
Recognition of stock based compensation	—	—	422	—	—	—	422
Purchase of treasury stock	—	—	—	—	—	(13,194)	(13,194)
Sale of treasury stock	—	185	—	—	—	168	353
Exercise of stock options	—	188	—	—	—	754	942

Balance December 31, 2005	$27,528	$728,108	$(1,904)	$342,675	$(21,550)	$(241,394)	$833,463

Comprehensive income/(loss):
Net income	—	—	—	59,767	—	—	59,767
Change in unrealized losses on securities	—	—	—	—	4,291	—	4,291

Total comprehensive income							64,058
Cash dividends ($0.52 per share)	—	—	—	(21,978)	—	—	(21,978)
Stock split 2 for 1	27,529	(27,529)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(29,598)	(29,598)
Issuance of stock awards	—	(938)	—	—	—	1,088	150
Adoption of SFAS 123(R)	—	(1,904)	1,904	—	—	—	—
Recognition of stock based compensation	—	1,669	—	—	—	—	1,669
Sale of treasury stock	—	280	—	—	—	194	474
Exercise of stock options	—	108	—	—	—	529	637

Balance December 31, 2006	$55,057	$699,794	$—	$380,464	$(17,259)	$(269,181)	$848,875

Comprehensive income/(loss):
Net income	—	—	—	74,213	—	—	74,213
Change in unrealized losses on securities	—	—	—	—	29,505	—	29,505

Total comprehensive income							103,718
Cash Dividends ($0.43 per share)	—	—	—	(23,853)	—	—	(23,853)
Purchase of treasury stock	—	—	—	—	—	(43,309)	(43,309)
Issuance of stock awards	—	(946)	—	—	—	1,083	137
Recognition of stock based compensation	—	3,383	—	—	—	—	3,383
Net tax benefit related to equity compensation plans	—	26	—	—	—	—	26
Sale of treasury stock	—	321	—	—	—	181	502
Exercise of stock options	—	336	—	—	—	759	1,095

Balance December 31, 2007	$55,057	$702,914	$—	$430,824	$12,246	$(310,467)	$890,574

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

Goodwill and Other Intangibles

Goodwill on purchased affiliates represents the cost in excess of net tangible assets acquired. The Company has elected November 30 as its annual measurement date for testing impairment and as a result of the impairment tests of goodwill performed on that date in 2007, 2006 and 2005, no impairment charge was recorded. Other intangible assets are amortized over a period of up to 17 years.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. For the year ended December 31, 2007, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 293,820; 220,602; and 203,198 shares issueable upon the exercise of stock options granted by the Company at December 31, 2007, 2006, and 2005, respectively.

Options issued under employee benefit plans to purchase 512,312; 380,661; and 153,438 shares of common stock were outstanding at December 31, 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

Accounting for Stock-Based Compensation

Effective with the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R) “Share Based Payment”. SFAS No. 123 (R) establishes accounting standards for all transactions in which the Company exchanges its equity instruments for goods and services. SFAS No. 123 (R) focuses primarily on accounting for transactions with employees, and carries forward, without change, prior guidance for share-based payments for transactions with non-employees.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

	2007	2006	2005
Black-Scholes pricing model:
Weighted average fair value of the granted options	$8.77	8.60	8.03
Weighted average risk-free interest rate	4.34%	4.72%	4.32%
Expected option life in years	6.77	6.50	7.97
Expected volatility	15.71%	16.13%	18.62%
Expected dividend yield	1.46%	1.50%	1.53%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

As noted above, prior to adoption of SFAS No. 123 (R), forfeitures were recognized as they actually occurred. Under the current standard an estimate of forfeitures is made for all share based compensation outstanding and applied to compensation expense starting at the initial grant date. Forfeiture adjustments are required over the term of each grant’s service period to account for changes in the Company’s actual forfeitures of share based instruments. The Company recognized a transition adjustment of $0.2 million in 2006 upon adoption of SFAS No. 123 (R).

The Company recognized $1.2 million and $0.7 million in expense related to outstanding stock options and $2.1 million and $1.0 million in expense related to outstanding restricted stock grants for the years ended December 31, 2007 and 2006, respectively. The Company has $4.4 million of unrecognized compensation expense related to the outstanding options and $4.9 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2007.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) to stock-based employee compensation in 2005 (in thousands):

Year Ended December 31 2005

Net income, as reported	$56,318
Add: Stock based compensation expense included in reported net income, net of tax	268
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,095

Pro forma net income	$55,491

Earnings per share:
Basic-as reported	1.31
Basic-pro forma	1.29
Diluted-as reported	1.30
Diluted-pro forma	1.28

2.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board (FASB) Statement No. 109 In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken on a tax return. This interpretation also provides additional guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 (See Note 17).

Fair Value Measurement In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements; however, it provides increased consistency in the application of various fair value measurements. This Statement is effective for all financial instruments acquired or issued after January 1, 2008. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1, 2008. The Company does not expect the adoption of this Statement will have a material effect on its consolidated financial statements.

Business Combinations In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. The purpose of this statement is to improve the information that a reporting entity provides in its

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also retains from the original pronouncement, SFAS 141, the requirement that the acquisition method (purchase method) be used in all business combinations and the guidance for identifying and recognizing intangible assets separately from goodwill. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 In December 2007, FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It eliminates the former minority interest presentation. This statement also requires that parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

This table provides a summary of the major categories of loans as of December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006
Commercial, financial, and agricultural	$1,769,505	$1,564,793
Real estate construction	83,292	84,141
Consumer	795,826	982,325
Real Estate	1,262,389	1,116,405
Leases	6,113	5,781

Total loans	3,917,125	3,753,445
Loans held for sale	12,240	14,120

Total loans and loans held for sale	$3,929,365	$3,767,565

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2007 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$687,752	$219,963	$27,584	$935,299
Real estate construction	45,990	2,867	206	49,063
All other loans	266,032	63,178	97,474	426,684

Total variable rate loans	999,774	286,008	125,264	1,411,046
Fixed Rate
Commercial, financial and agricultural	464,038	302,387	67,781	834,206
Real estate construction	20,336	12,166	1,727	34,229
All other loans	446,406	1,019,006	184,472	1,649,884

Total fixed rate loans	930,780	1,333,559	253,980	2,518,319

Total loans and loans held for sale	$1,930,554	$1,619,567	$379,244	$3,929,365

This table details loan maturities by variable and fixed rates as of December 31, 2006 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$652,645	$192,257	$17,585	$862,487
Real estate construction	35,999	2,505	975	39,479
All other loans	220,484	69,136	88,193	377,813

Total variable rate loans	909,128	263,898	106,753	1,279,779
Fixed Rate
Commercial, financial and agricultural	375,123	297,048	30,135	702,306
Real estate construction	38,600	5,629	433	44,662
All other loans	283,810	1,274,695	182,313	1,740,818

Total fixed rate loans	697,533	1,577,372	212,881	2,487,786

Total loans and loans held for sale	$1,606,661	$1,841,270	$319,634	$3,767,565

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

This table provides a rollforward of the allowance for loan losses for the three years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31
	2007	2006	2005
Allowance—beginning of year	$44,926	$40,825	$42,723
Additions (deductions):
Charge-offs	(12,474)	(12,937)	(10,107)
Recoveries	4,201	5,945	2,434

Net charge-offs	(8,273)	(6,992)	(7,673)

Provision charged to expense	9,333	8,734	5,775
Allowance for banks and loans acquired	—	2,359	—

Allowance—end of year	$45,986	$44,926	$40,825

Impaired Loans under SFAS 114

This table provides an analysis of impaired loans for the three years ended December 31, 2007, 2006, and 2005 (in thousands):

	Year Ended December 31
	2007	2006	2005
Total impaired loans as of December 31	$5,617	$5,485	$6,650
Amount of impaired loans which have a related allowance	798	1,117	1,134
Amount of related allowance	433	318	502
Remaining impaired loans with no allowance	4,819	4,368	5,516
Average recorded investment in impaired loans during year	5,798	6,522	7,690

The amount of interest income not recorded on impaired loans was $1,273,000 for 2007, $1,467,000 for 2006, and $1,262,000 for 2005.

4.  SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2007 and 2006 (in thousands):

2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$420,319	$11,713	$—	$432,032
U.S. Agencies	1,162,406	7,671	(108)	1,169,969
Mortgage-backed	1,052,304	3,172	(6,032)	1,049,444
State and political subdivisions	730,712	4,983	(1,188)	734,507

Total	$3,365,741	$27,539	$(7,328)	$3,385,952

2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$493,632	$1,712	$(1,982)	$493,362
U.S. Agencies	1,154,296	295	(3,522)	1,151,069
Mortgage-backed	942,339	505	(19,720)	923,124
State and political subdivisions	675,493	969	(5,369)	671,093

Total	$3,265,760	$3,481	$(30,593)	$3,238,648

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents contractual maturity information for securities available for sale at December 31, 2007 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$808,851	$809,580
Due after 1 year through 5 years	1,236,264	1,256,818
Due after 5 years through 10 years	216,485	218,134
Due after 10 years	51,837	51,976

Total	2,313,437	2,336,508
Mortgage-backed securities	1,052,304	1,049,444

Total securities available for sale	$3,365,741	$3,385,952

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2007, proceeds from the sales of securities available for sale were $67,929,000 compared to $3,895,000 for 2006. Securities transactions resulted in gross realized gains of $1,201,000 for 2007, $130,000 for 2006 and $8,000 for 2005. The gross realized losses were $191,000 for 2007, $13,000 for 2006 and $233,000 for 2005.

Trading Securities

The net unrealized gains on trading securities at December 31, 2007, 2006, and 2005 were $67,335, $62,214, and $12,600 respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2007 and 2006 (in thousands):

	December 31
2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
State and political subdivisions	$37,658	$4,551	$—	$42,209

2006
State and political subdivisions	$44,781	$38	$—	$44,819

The following table presents contractual maturity information for securities held to maturity at December 31, 2007 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,423	$1,593
Due after 1 year through 5 years	8,006	8,974
Due after 5 years through 10 years	16,780	18,809
Due after 10 years	11,449	12,833

Total securities held to maturity	$37,658	$42,209

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2007 and 2006.

Securities available for sale and held to maturity with a market value of $3,206,222,000 at December 31, 2007, and $3,004,335,000 at December 31, 2006, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006 (in thousands).

2007	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	327,621	(85)	9,979	(23)	337,600	(108)
Federal agency mortgage backed securities	307,012	(2,035)	366,166	(3,997)	673,178	(6,032)
Municipal securities available for sale	44,821	(327)	152,196	(861)	197,017	(1,188)

Total temporarily-impaired debt securities available for sale	$679,454	$(2,447)	$528,341	$(4,881)	$1,207,795	$(7,328)

2006	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$109,452	$(400)	$162,898	$(1,582)	$272,350	$(1,982)
Direct obligations of U.S. government agencies	55,282	(266)	356,281	(3,256)	411,563	(3,522)
Federal agency mortgage backed securities	174,393	(1,138)	673,389	(18,582)	847,782	(19,720)
Municipal securities available for sale	184,421	(815)	282,713	(4,554)	467,134	(5,369)

Total temporarily-impaired debt securities available for sale	$523,548	$(2,619)	$1,475,281	$(27,974)	$1,998,829	$(30,593)

The unrealized losses in the Company’s investments in U.S. Treasury obligations; direct obligations of U.S. government agencies; federal agency mortgage backed securities and municipal securities were caused by interest rate risk. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

5.   SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements were $509,287,000 and $333,597,000 at December 31, 2007 and 2006, respectively. Of the $509,287,000 amount, $450,000,000 represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements) during 2007. All of the $333,597,000 represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements) during 2006.

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

For the years 2007 and 2006, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2007	2006
Balance—beginning of year	$195,071	$228,381
New loans	164,053	164,581
Repayments	(151,820)	(197,891)

Balance—end of year	$207,304	$195,071

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Commercial Banking and Lending	Investment Services Group	Total
Balances as of January 1, 2006	$14,556	$10,479	$20,187	$14,505	$59,727
Acquisition of Mountain States Bank	16,426	—	16,566	—	32,992
Additional earn-out payment for 2001 acquisition of Sunstone Financial Group, Inc.	—	—	—	1,004	1,004

Balances as of December 31, 2006	$30,982	$10,479	$36,753	$15,509	$93,723

Balances as of January 1, 2007	$30,982	$10,479	$36,753	$15,509	$93,723
Acquisition of Mountain States Bank—adjustments	393	—	396	—	789

Balances as of December 31, 2007	$31,375	$10,479	$37,149	$15,509	$94,512

During 2007, the Company changed the methodology for allocation of goodwill recognized prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”. A $20.2 million reclassification was made from Consumer Services to Commercial Banking and Lending. For comparability purposes, amounts in prior periods are reported based on the methodologies in effect as of December 31, 2007 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, additional purchase accounting adjustments were made relating to the September 15, 2006 purchase of Mountain States Bancorporation, Inc. in Denver, Colorado. See additional disclosure about the acquisition in Note 16.

Following are the intangible assets that continue to be subject to amortization as of December 31, 2007 and 2006 (in thousands):

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$33,586	$19,810	$13,776
Other intangible assets	7,222	4,596	2,626
Other intangible assets acquired during period	97	36	61

Total other intangible assets	7,319	4,632	2,687

Total intangible assets	$40,905	$24,442	$16,463

	As of December 31, 2006
Core deposit intangibles assets	$33,586	$17,643	$15,943
Other intangible assets	7,222	3,856	3,366

Total intangible assets	$40,808	$21,499	$19,309

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $2,943, $1,600 and $741, respectively. The following table discloses the estimated amortization expense of intangible assets in future years:

For the year ended December 31, 2008	$2,851
For the year ended December 31, 2009	2,705
For the year ended December 31, 2010	2,519
For the year ended December 31, 2011	1,940
For the year ended December 31, 2012	1,412

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2007	2006
Land	$42,531	$42,530
Buildings and leasehold improvements	250,303	250,714
Equipment	119,950	152,667
Software	81,729	85,934

	494,513	531,845
Accumulated depreciation	(210,498)	(233,742)
Accumulated amortization	(48,487)	(54,887)

Bank premises and equipment, net	$235,528	$243,216

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated rental and operating lease expenses were $6,054,000 in 2007, $5,993,000 in 2006 and $5,664,000 in 2005. Consolidated bank premises and equipment depreciation and amortization expenses were $34,442,000 in 2007, $33,331,000 in 2006 and $30,215,000 in 2005. Minimum future rental commitments as of December 31, 2007 for all non-cancelable operating leases are: 2008 – $4,817,000; 2009 – $4,703,000; 2010 –$3,556,000; 2011 – $2,673,000; 2012 – $2,223,000; and thereafter – $21,650,000.

9.  BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31
	2007	2006
Short-term debt:
U. S. Treasury demand notes and other	$33,753	$17,881

Long-term debt:
Federal Home Loan Bank 3.80% due 2018	1,933	2,082
Federal Home Loan Bank 4.53% due 2018	1,345	1,445
Federal Home Loan Bank 4.56% due 2019	847	902
Federal Home Loan Bank 4.75% due 2018	1,195	1,285
Federal Home Loan Bank 4.86% due 2019	4,731	5,020
Federal Home Loan Bank 4.92% due 2019	614	651
Federal Home Loan Bank 5.00% due 2019	1,290	1,375
Federal Home Loan Bank 5.14% due 2020	98	103
Federal Home Loan Bank 5.47% due 2020	15,700	16,577
Federal Home Loan Bank 5.54% due 2021	1,428	1,495
Federal Home Loan Bank 5.97% due 2017	—	1,878
Federal Home Loan Bank 5.89% due 2014	2,157	2,419
Federal Home Loan Bank 7.13% due 2010	508	710
Kansas Equity Fund IV, L.P. 0% due 2014	893	950
Kansas Equity Fund V, L.P. 0% due 2016	495	—
Kansas City Equity Fund , L.L.C. 0% due 2014	980	—
St. Louis Equity Fund 2005 LLC 0% due 2010	668	848
St. Louis Equity Fund 2006 LLC 0% due 2010	240	280
St. Louis Equity Fund 2007 LLC 0% due 2010	910	—

Total long-term debt	36,032	38,020

Total borrowed funds	$69,785	$55,901

Aggregate annual repayments of long-term debt at December 31, 2007 are as follows (in thousands):

2008	$4,336
2009	3,712
2010	3,227
2011	2,667
2012	2,640
Thereafter	19,450

Total	$36,032

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2007, was $2,155,335,000 (with accrued interest payable of $566,493). This amount consists of $450,000,000 representing sales of securities in which securities were received under reverse repurchase agreements (resell agreements) and $1,705,335,000 of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio. The amount outstanding at December 31, 2006, was $1,916,130,000 (with accrued interest payable of $1,140,940). This amount consists of $333,597,000 representing sales of securities in which securities were received under reverse repurchase agreements (resell agreements) and $1,582,533,000 of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2007 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$22,323	$21,978	3.98%
2 to 30 days	1,973,194	1,683,357	4.28

Total	$1,995,517	$1,705,335	4.28%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2007, approximately $24,265,000 of the equity of the affiliate banks and non-bank subsidiaries was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below minimum levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2007, this amount averaged $13,963,000, compared to $34,266,000 in 2006.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2007, the Company is required to have minimum Tier 1 and Total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 13.7% and 14.6%, respectively. The Company’s leverage ratio at December 31, 2007, was 9.6%.

As of December 31, 2007, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

The UMB Bank, Warsaw, n.a. based affiliate was merged into the UMB Bank, n.a. affiliate during the fourth quarter of 2007. Therefore, no risk based capital information is reported for UMB Bank, Warsaw, n.a. at December 31, 2007.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its banks are as follows (in thousands):

	2007
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$766,399	13.74%	$223,117	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	533,871	11.33	188,520	4.00		282,780	6.00
UMB National Bank of America, n.a.	58,207	20.85	11,169	4.00		16,754	6.00
UMB Bank Colorado, n.a.	89,851	14.53	24,731	4.00		37,097	6.00
UMB Bank, Warsaw, n.a.	—	—	—	—		—	—
UMB Bank Arizona, n.a.	8,813	19.46	1,811	4.00		2,717	6.00
Total Capital:
UMB Financial Corporation	813,383	14.58	446,234	8.00		N/A	N/A
UMB Bank, n. a.	571,547	12.13	377,040	8.00		471,300	10.00
UMB National Bank of America, n.a.	59,781	21.41	22,339	8.00		27,923	10.00
UMB Bank Colorado, n.a.	97,247	15.73	49,462	8.00		61,828	10.00
UMB Bank, Warsaw, n.a.	—	—	—	—		—	—
UMB Bank Arizona, n.a.	9,150	20.20	3,623	8.00		4,529	10.00
Tier 1 Leverage:
UMB Financial Corporation	766,399	9.63	318,314	4.00		N/A	N/A
UMB Bank, n. a.	533,871	7.98	267,616	4.00		334,520	5.00
UMB National Bank of America, n.a.	58,207	10.28	22,657	4.00		28,321	5.00
UMB Bank Colorado, n.a.	89,851	12.17	29,540	4.00		36,925	5.00
UMB Bank, Warsaw, n.a.	—	—	—	—		—	—
UMB Bank Arizona, n.a.	8,813	27.56	1,279	4.00		1,599	5.00

	2006
Tier 1 Capital:
UMB Financial Corporation	$752,890	13.81%	$218,127	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	530,123	11.61	182,580	4.00		273,871	6.00
UMB National Bank of America, n.a.	50,654	18.76	10,802	4.00		16,203	6.00
UMB Bank Colorado, n.a.	78,452	12.29	25,540	4.00		38,310	6.00
UMB Bank, Warsaw, n.a.	6,729	15.39	1,749	4.00		2,624	6.00
UMB Bank Arizona, n.a.	9,511	56.73	671	4.00		1,006	6.00
Total Capital:
UMB Financial Corporation	798,814	14.65	436,255	8.00		N/A	N/A
UMB Bank, n. a.	566,557	12.41	365,161	8.00		456,451	10.00
UMB National Bank of America, n.a.	52,284	19.36	21,605	8.00		27,006	10.00
UMB Bank Colorado, n.a.	85,648	13.41	51,080	8.00		63,850	10.00
UMB Bank, Warsaw, n.a.	7,138	16.32	3,499	8.00		4,374	10.00
UMB Bank Arizona, n.a.	9,721	57.98	1,341	8.00		1,677	10.00
Tier 1 Leverage:
UMB Financial Corporation	752,890	9.83	306,290	4.00		N/A	N/A
UMB Bank, n. a.	530,123	8.37	253,285	4.00		316,607	5.00
UMB National Bank of America, n.a.	50,654	9.18	22,063	4.00		27,578	5.00
UMB Bank Colorado, n.a.	78,452	9.85	31,855	4.00		39,819	5.00
UMB Bank, Warsaw, n.a.	6,729	8.18	3,289	4.00		4,111	5.00
UMB Bank Arizona, n.a.	9,511	48.74	781	4.00		976	5.00

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $1,954,041 in March, 2008 for 2007. A $1,234,529 contribution was paid in 2007 for 2006. No contributions were accrued for 2005 under this discretionary plan.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $2,448,105 in 2007 for 2006 and $1,907,966 in 2006 for 2005. The Company has accrued and anticipates making a matching contribution of $2,610,653 in March 2008 for 2007.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2,000,000 common shares of the Company. All options that are issued under the 2002 plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005 under the 2002 plan cannot be exercised until at least four years 11 months after the date they are granted. Options issued in 2005, 2006, and 2007 under the 2002 plan have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. The plan terminates April 17, 2012.

The table below discloses the information relating to option activity in 2007 under the 2002 plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2006	656,068	$29.04
Granted	152,700	38.48
Canceled	(69,700)	29.22
Exercised	(4,100)	21.38

Outstanding—December 31, 2007	734,968	31.02	7.6	$5,394,112

Exercisable or expected to be exercisable—December 31, 2007	724,136	30.06	7.3	6,007,309

The weighted average grant-date fair value of options granted during the years 2007, 2006, and 2005 was $8.98, $8.88 and $8.37, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 and 2005 was $158,704 and $12,176. No options were exercised during 2006. As of December 31, 2007, there was $2,645,267 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 4.0 years.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below discloses the information relating to option activity in 2007 under the 1992 plan:

Stock Options Under the 1992 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2006	216,910	$18.91
Granted	—	—
Canceled	(5,424)	19.03
Exercised	(49,969)	20.15

Outstanding—December 31, 2007	161,517	18.52	2.8	$3,204,432

Exercisable or expected to be exercisable—December 31, 2007	161,517	18.52	2.8	3,204,432

There were no options granted under the plan during the years 2007, 2006, and 2005. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $2,017,266, $637,516 and $701,072, respectively. As of December 31, 2007, there was no unrecognized compensation expense to be recognized for this plan.

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

The table below discloses the status of the restricted shares during 2007:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2006	4,800	$25.52
Granted	—	—
Canceled	—	—
Vested	(1,600)	25.52

Nonvested—December 31, 2007	3,200	$25.52

As of December 31, 2007, there was $43,126 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.0 years. Total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $57,224, $40,832 and $40,832, respectively.

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

The table below discloses the status of the service based restricted shares during 2007:

Service Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2006	90,815	$31.10
Granted	68,246	38.66
Canceled	(7,356)	34.18
Vested	(4,906)	—

Nonvested—December 31, 2007	146,799	34.36

As of December 31, 2007, there was $3,594,106 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.1 years. Total fair value of shares vested during the year ended December 31, 2007 was $189,998. No shares have vested in 2006 and 2005.

The table below discloses the status of the performance based restricted shares during 2007:

Performance Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2006	68,674	$31.05
Granted	35,024	38.75
Canceled	(5,476)	34.12
Vested	—	—

Nonvested—December 31, 2007	98,222	33.66

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there was $1,304,925 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.9 years. No shares have vested in 2007 and 2006.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to option activity in 2007 under the LTIP:

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2006	222,467	$30.53
Granted	143,328	38.92
Canceled	(17,887)	32.35
Exercised	—	—

Outstanding—December 31, 2007	347,908	33.90	8.1	$1,552,971

Exercisable or expected to be exercisable—December 31, 2007	342,660	33.46	8.0	1,677,434

The weighted average grant-date fair value of options granted during the years 2007, 2006, and 2005 was $8.56, $8.21 and $7.63. No options were exercised during 2007 and 2006. As of December 31, 2007, there was $1,770,016 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.3 years.

Cash received from options exercised under all share based compensation plans was $1,094,669, $636,872 and $942,557 for the years ended December 31, 2007, 2006, and 2005, respectively. The tax benefit realized for stock options exercised was inconsequential for 2007, 2006, and 2005.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases to satisfy stock option exercise activity. See a description of the Company’s share repurchase plan in Note 14 to the Consolidated Financial Statements provided in Item 8, pages 77 and 78 of this report.

With the acquisition of Mountain States Bank in the third quarter of 2006, the Company assumed the liability associated with the Mountain States Bank Retirement Plan, a defined benefit plan. As of August 31, 2006, the Mountain States Bank Retirement Plan had a plan curtailment. This plan curtailment suspended future accruals of benefits under the plan so that the employees do not earn additional defined benefits for future services. Under SFAS 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company has recorded a minimum pension liability of approximately $0.8 million at December 31, 2006. An application was filed with the Internal Revenue Service to terminate the plan, liquidate the plan assets and make required distributions to plan participants as of August 31, 2006.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS)

The table below discloses the Company’s component of other comprehensive income (loss) during the periods presented, which is comprised of unrealized gains (losses) on available for sale securities (in thousands):

	2007	2006	2005
Unrealized holding gains (losses)	$47,592	$6,879	$(17,569)
Reclassification adjustments for gains (losses) included in net income	(1,010)	(117)	225

Net unrealized holding gains (losses)	46,582	6,762	(17,344)
Income tax expense (benefit)	(17,077)	(2,471)	6,413

Other comprehensive income (loss)	$29,505	$4,291	$(10,931)

13. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into six major segments, as shown below (collectively, Business Segments). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2007 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Banking Services provides products and services mainly to the Company’s correspondent bank customer network in the Midwest. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Fed funds transactions. Banking Services includes the bank dealer function in which competitive and negotiated underwritings of municipal securities as well as underwritings of government agency securities are performed.

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

Asset Management provides a full spectrum of investment advisory, trust, and custody services to both personal and institutional clients of the Company focusing on estate planning, trust, retirement planning and investment management and private banking services. The Company’s investment advisory services provided to the Company’s proprietary funds, the UMB Scout Funds, are also included in this segment. Corporate trust services include serving as corporate and municipal bond trustee, serving as the paying agent/registrar for issued bonds and notes, and providing escrow services.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Banking and Lending			Payment and Technology Solutions
	2007	2006	2005	2007	2006	2005
	(dollars in thousands)
Net interest income	$55,546	$53,075	$48,265	$60,646	$55,378	$46,320
Provision for loan losses	3,981	5,989	3,643	61	—	—
Noninterest income	2,537	1,856	867	59,080	51,906	53,864
Noninterest expense	30,407	27,057	25,810	76,228	74,846	72,756

Net income (loss) before tax	$23,695	$21,885	$19,679	$43,437	$32,438	$27,428

Average assets	$2,813	$2,487	$2,146	$67	$57	$55
Depreciation and amortization	2,020	1,923	1,522	8,674	8,560	9,281
Expenditures for additions to premises and equipment	1,169	2,258	1,867	4,084	8,254	9,478

	Banking Services			Consumer Services
	2007	2006	2005	2007	2006	2005
	(dollars in thousands)
Net interest income	$3,561	$4,196	$4,055	$97,079	$93,853	$80,997
Provision for loan losses	—	—	—	5,278	2,745	2,132
Noninterest income	24,960	27,513	28,454	67,521	62,933	63,990
Noninterest expense	29,901	29,833	30,220	158,259	150,564	135,888

Net income (loss) before tax	$(1,380)	$1,876	$2,289	$1,063	$3,477	$6,967

Average assets	$119	$86	$76	$1,328	$1,378	$1,249
Depreciation and amortization	1,504	1,408	1,038	17,138	14,811	11,346
Expenditures for additions to premises and equipment	773	1,606	1,715	15,687	21,648	22,725

	Asset Management			Investment Services Group
	2007	2006	2005	2007	2006	2005
	(dollars in thousands)
Net interest income	$7,314	$2,159	$201	$9,003	$9,051	$8,964
Provision for loan losses	13	—	—	—	—	—
Noninterest income	90,001	75,070	66,062	48,190	41,577	37,521
Noninterest expense	71,809	63,327	57,341	42,266	40,910	38,581

Net income (loss) before tax	$25,493	$13,902	$8,922	$14,927	$9,718	$7,904

Average assets	$77	$32	$22	$37	$32	$29
Depreciation and amortization	3,531	3,434	3,053	3,029	3,191	3,037
Expenditures for additions to premises and equipment	2,095	3,509	3,943	1,460	3,449	5,133

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Treasury and Other Adjustments			Total Consolidated Company
	2007	2006	2005	2007	2006	2005
	(dollars in thousands)
Net interest income	$(465)	$(488)	$(512)	$232,684	$217,224	$188,290
Provision for loan losses	—	—	—	9,333	8,734	5,775
Noninterest income	(3,501)	(5,910)	1,115	288,788	254,945	251,873
Noninterest expense	(1,706)	(5,120)	(2,527)	407,164	381,417	358,069

Net income (loss) before tax	$(2,260)	$(1,278)	$3,130	$104,975	$82,018	$76,319

Average assets	$3,555	$3,511	$3,517	$7,996	$7,583	$7,094
Depreciation and amortization	1,489	1,603	1,678	37,385	34,930	30,955
Expenditures for additions to premises and equipment	2,606	1,165	568	27,874	41,889	45,429

14. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2007:

	Shares Issued	Shares in Treasury
Balance December 31, 2004	55,056,730	(11,774,624)
Purchase of Treasury Stock	—	(445,038)
Sale of Treasury Stock	—	11,970
Issued for stock options & restricted stock	—	132,084

Balance December 31, 2005	55,056,730	(12,075,608)
Purchase of Treasury Stock	—	(850,997)
Sale of Treasury Stock	—	13,784
Issued for stock options & restricted stock	—	122,132

Balance December 31, 2006	55,056,730	(12,790,689)
Purchase of Treasury Stock	—	(1,099,998)
Sale of Treasury Stock	—	12,950
Issued for stock options & restricted stock	—	148,631

Balance December 31, 2007	55,056,730	(13,729,106)

On April 24, 2007 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 24, 2008. The Company has not made any repurchases other than through this plan, which permits both open market and privately negotiated transactions. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

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

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2007	2006	2005
Weighted average basic common shares outstanding	41,712,223	42,592,960	43,109,536
Dilutive effect of stock options and restricted stock	293,820	220,602	203,198

Weighted average diluted common shares outstanding	42,006,043	42,813,562	43,312,734

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006 was $291.7 million and $291.9 million, respectively. As of December 31, 2007 and 2006, standby letters of credit totaling $63.1 million and $43.1 million, respectively were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $30.2 million and $44.2 million during the years ended December 31, 2007 and 2006, respectively. Net futures activity resulted in losses of $1.0 million for 2007 and gains of $0.4 million for 2006 and $0.6 million for 2005. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2007, contracts to purchase and to sell foreign currency averaged approximately $13.8 million compared to $17.1 million during 2006. The net gains on these foreign exchange contracts for 2007, 2006 and 2005 were $1.9 million, $1.6 million and $1.5 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2007, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
	2007	2006
	(in thousands)
Commitments to extend credit for loans (excluding credit card loans)	$1,302,101	$1,438,855
Commitments to extend credit under credit card loans	1,013,317	906,179
Commercial letters of credit	6,155	7,082
Standby letters of credit	291,661	291,904
Futures contracts	14,900	33,000
Forward foreign exchange contracts	10,295	6,803
Spot foreign exchange contracts	17,475	2,828

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

17.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 29.3% in 2007, 27.1% in 2006, and 26.2% in 2005. These percentages are computed by dividing total income tax by the sum of such tax and net income.

Income taxes include the following components (in thousands):

	Year Ended December 31
	2007	2006	2005
Current
Federal provision	$28,290	$22,875	$19,143
State benefit	1,219	(55)	(2,401)

Total current tax provision	29,509	22,820	16,742
Deferred
Federal provision (benefit)	517	(1,247)	1,305
State provision (benefit)	736	678	1,954

Total deferred tax provision (benefit)	1,253	(569)	3,259

Total tax provision	$30,762	$22,251	$20,001

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
Provision at statutory rate	$36,741	$28,706	$26,712
Tax-exempt interest income	(7,676)	(6,859)	(6,291)
State and local income taxes, net of federal tax benefits	1,497	739	741
Federal tax credits	(122)	(18)	(700)
Sale of state tax credits	—	—	(946)
Other	322	(317)	485

Total tax provision	$30,762	$22,251	$20,001

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

In 2005, state tax credits received for the renovation of an office building were sold under a program with the taxing authority that issued such credits. The sale of these tax credits was recorded as a component of tax expense and a deferred tax liability was established for the gain on the sale of the tax credits.

In preparing its tax returns, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws. The Company is not in the examination process with any tax jurisdictions at December 31, 2007. However, upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.

The Company has various state net operating loss carryforwards (NOL) of approximately $17 million, $19 million, and $11 million for 2007, 2006, and 2005, respectively. These net operating losses expire at various times through 2026. The Company acquired a state NOL of approximately $14 million in connection with the 2006 acquisition of Mountain States Bank resulting in an overall increase in state NOL from 2005 to 2006.

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax return purposes. During 2006 and 2007, adjustments to the deferred tax liability were recorded to reflect the purchase accounting adjustments related to the acquisition of Mountain States Bank.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$18,548	$17,110
Net unrealized loss on securities available for sale	—	10,065
Accrued expenses	5,124	2,986
Miscellaneous	3,441	3,269

Total deferred tax assets	27,113	33,430

Deferred tax liabilities:
Net unrealized gain on securities transfer available for sale	(7,012)	—
Land, building, and equipment	(22,831)	(20,150)
Intangibles	(8,219)	(7,719)
Miscellaneous	(7,545)	(7,014)

Total deferred tax liabilities	(45,607)	(34,883)

Net deferred tax liability	$(18,494)	$(1,453)

The net deferred tax liability at December 31, 2007 and December 31, 2006 is included in other liabilities. The net deferred tax asset at December 31, 2005 is included in other assets.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004 in the jurisdictions in which it files. Upon implementation of FIN 48, the Company’s unrecognized tax benefit was $0.9 million. The Company’s adoption of FIN 48 resulted in a reclassification of certain recorded liabilities accrued for under SFAS No. 5, “Accounting for Contingencies”, to Liability for Unrecognized Tax Benefits. Therefore, a cumulative adjustment to retained earnings was not necessary. The Company does not expect any significant increase or decrease in the amount of unrecognized tax benefits over the next 12 months.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits – opening balance	925
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	—
Gross increases – current-period tax positions	552
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits—ending balance	1,477

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

Deposit Liabilities    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2007 and 2006. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair value at year-end are significant to the Company’s consolidated financial position.

The estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 are as follows (in millions):

	December 31
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,520.4	$1,520.4	$1,380.1	1,380.1
Securities available for sale	3,386.0	3,386.0	3,238.6	3,238.6
Securities held to maturity	37.7	42.2	44.8	44.8
Federal Reserve Bank and other stock	17.5	17.5	15.5	15.5
Trading securities	43.9	43.9	64.5	64.5
Loans (exclusive of allowance for loan loss)	3,929.4	3,910.2	3,767.6	3,692.3

FINANCIAL LIABILITIES
Demand and savings deposits	5,053.5	5,053.5	4,937.2	4,937.2
Time deposits	1,497.3	1,527.3	1,371.7	1,381.2
Federal funds and repurchase agreements	1,734.7	1,734.7	1,620.9	1,620.9
Short-term debt	33.8	33.8	17.9	17.9
Long-term debt	36.0	38.0	38.0	35.6
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans	—	2.8	—	3.3
Commercial letters of credit	—	0.2	—	0.3
Standby letters of credit	291.7	2.3	291.9	1.7

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.   PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS

	December 31
	2007	2006
	(in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$794,405	$750,971
Non-banks	34,568	30,519

Total investment in subsidiaries	828,973	781,490
Goodwill on purchased affiliates	5,011	5,011
Cash	36,552	28,953
Securities available for sale and other	23,437	41,432

Total assets	$893,973	$856,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$96	$5,521
Accrued expenses and other	3,303	2,490

Total liabilities	3,399	8,011
Shareholders’ equity	890,574	848,875

Total liabilities and shareholders’ equity	$893,973	$856,886

STATEMENTS OF INCOME

	Year Ended December 31
	2007	2006	2005
	(in thousands)
INCOME:
Dividends and income received from affiliate banks	$61,900	$74,760	$34,860
Service fees from subsidiaries	11,742	10,973	11,085
Other	2,940	1,690	2,560

Total income	76,582	87,423	48,505

EXPENSE:
Salaries and employee benefits	15,247	12,713	9,486
Services from affiliate banks	—	—	652
Other	8,944	9,260	10,111

Total expense	24,191	21,973	20,249

Income before income taxes and equity in undistributed earnings of subsidiaries	52,391	65,450	28,256
Income tax benefit	(3,815)	(3,471)	(2,620)

Income before equity in undistributed earnings of subsidiaries	56,206	68,921	30,876
Equity in undistributed earnings of subsidiaries:
Banks	13,958	(12,004)	23,678
Non-Banks	4,049	2,850	1,764

Net income	$74,213	$59,767	$56,318

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash used in operating activities:
Net income	$74,213	$59,767	$56,318
Equity in earnings of subsidiaries	(79,907)	(65,606)	(60,302)
Net increase in trading securities	(2,779)	(12,228)	—
Other	6,228	6,232	(3,523)

Net cash used in operating activities	(2,245)	(11,835)	(7,507)

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	—	8
Proceeds from maturities of securities available for sale	19,000	67,000	52,950
Purchases of securities available for sale	—	—	(18,825)
Net capital investment in subsidiaries	—	(83,795)	(13,343)
Dividends received from subsidiaries	61,900	74,760	34,860
Net capital expenditures for premises and equipment	(66)	(52)	(378)

Net cash provided by investing activities	80,834	57,913	55,272

FINANCING ACTIVITIES:
Cash dividends paid	(29,278)	(21,833)	(19,015)
Net purchase of treasury stock	(41,712)	(28,487)	(11,899)

Net cash used in financing activities	(70,990)	(50,320)	(30,914)

Net (decrease) increase in cash	7,599	(4,242)	16,851

Cash at beginning of period	28,953	33,195	16,344

Cash at end of period	$36,552	$28,953	$33,195

20.  FDIC ONE-TIME ASSESSMENT CREDIT

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and have received notice from the FDIC that their remaining share of the credit is approximately $5.1 million at December 31, 2007. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing of the one-time credit may change.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2007	March 31	June 30	Sept 30	Dec 31
Interest income	$104,673	$102,437	$103,600	$103,703
Interest expense	(47,709)	(45,582)	(45,593)	(42,845)

Net interest income	56,964	56,855	58,007	60,858
Provision for loan losses	(1,500)	(2,000)	(2,833)	(3,000)
Noninterest income	66,688	72,326	76,897	72,877
Noninterest expense	(97,409)	(98,338)	(101,399)	(110,018)
Income tax provision	(7,419)	(8,780)	(9,145)	(5,418)

Net income	$17,324	$20,063	$21,527	$15,299

2006	March 31	June 30	Sept 30	Dec 31
Interest income	$86,473	$88,335	$94,629	$99,646
Interest expense	(34,227)	(34,826)	(39,801)	(43,005)

Net interest income	52,246	53,509	54,828	56,641
Provision for loan losses	(3,159)	(3,075)	(1,500)	(1,000)
Noninterest income	59,820	65,709	64,403	65,013
Noninterest expense	(91,033)	(95,391)	(96,265)	(98,728)
Income tax provision	(4,633)	(5,893)	(5,601)	(6,124)

Net income	$13,241	$14,859	$15,865	$15,802

	Three Months Ended
Per Share 2007	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.41	$0.48	$0.52	$0.37
Net income—diluted	0.41	0.48	0.51	0.37
Dividend	0.14	0.14	0.14	0.15
Book value	20.42	20.44	21.18	21.55

Per Share 2006	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.31	$0.35	$0.37	$0.37
Net income—diluted	0.31	0.35	0.37	0.37
Dividend	0.13	0.13	0.13	0.13
Book value	19.35	19.28	20.03	20.08

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

	2007			2006
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
	(in millions)
	(unaudited)
ASSETS
Loans, net of unearned interest (FTE) (2)(3)	$3,901.9	$270.8	6.94%	$3,579.7	$238.6	6.66%
Securities:
Taxable	2,062.0	97.6	4.73	2,059.9	85.6	4.15
Tax-exempt (FTE)	725.8	37.1	5.12	682.4	34.1	4.99

Total securities	2,787.8	134.7	4.83	2,742.3	119.7	4.36
Federal funds sold and resell agreements	360.2	18.7	5.18	378.0	19.1	5.06
Other earning assets (FTE)	58.9	2.4	4.03	56.6	2.6	4.68

Total earning assets (FTE)	7,108.8	426.6	6.00	6,756.6	380.0	5.62
Allowance for loan losses	(45.6)			(42.2)
Cash and due from banks	481.1			461.7
Other assets	452.0			407.1

Total assets	$7,996.3			$7,583.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$2,649.9	$60.7	2.29%	$2,454.7	$48.9	1.99%
Time deposits under $100,000	796.5	35.9	4.51	783.8	30.4	3.88
Time deposits of $100,000 or more	489.7	23.6	4.82	409.7	17.6	4.30

Total interest bearing deposits	3,936.1	120.2	3.05	3,648.2	96.9	2.66
Short-term debt	12.9	0.6	4.59	13.5	0.6	2.87
Long-term debt	36.9	1.7	4.53	37.5	1.6	4.27
Federal funds purchased and repurchase agreements	1,272.7	59.3	4.66	1,148.5	52.8	4.60

Total interest bearing liabilities	5,258.6	181.8	3.46	4,847.7	151.9	3.13
Noninterest bearing demand deposits	1,780.1			1,840.6
Other	83.5			51.8

Total	7,122.2			6,740.1

Total shareholders’ equity	874.1			843.1

Total liabilities and shareholders’ equity	$7,996.3			$7,583.2

Net interest income (FTE)		$244.8			$228.1
Net interest spread			2.54%			2.49%
Net interest margin			3.44%			3.38%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions.
(2)	Loan fees are included in interest income. Such fees totaled $10.3 million $9.9 million, $7.9 million, $9.1 million, and $9.8 million in 2007, 2006, 2005, 2004, and 2003, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES

2005			2004			2003			Average Balance Five-Year Compound Growth Rate
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
(in millions)
(unaudited)
$3,130.8	$177.1	5.66%	$2,781.1	$136.5	4.91%	$2,588.8	$137.6	5.31%	8.19%
2,230.6	64.8	2.91	2,351.2	57.8	2.46	2,771.9	70.9	2.56	(8.10)
629.6	29.7	4.72	615.2	28.7	4.67	735.9	38.5	5.24	1.12

2,860.2	94.5	3.30	2,966.4	86.5	2.91	3,507.8	109.4	3.12	(6.17)
228.2	8.0	3.50	280.3	4.4	1.57	146.5	1.7	1.16	14.17
60.1	2.4	3.91	69.2	2.2	3.15	50.4	1.5	3.04	(2.56)

6,279.3	282.0	4.49	6,097.0	229.6	3.76	6,293.5	250.2	3.98	1.14
(40.5)			(44.3)			(40.8)			4.18
481.5			511.2			512.0			(0.65)
374.0			364.0			385.4			1.92

$7,094.3			$6,927.9			$7,150.1			1.05%

$2,302.2	$25.8	1.12%	$2,214.7	$9.0	0.41%	$2,460.4	$9.1	0.37%	0.19%
658.4	17.9	2.72	668.9	14.3	2.14	779.5	19.8	2.54	(2.24)
288.1	8.4	2.92	226.8	3.8	1.68	252.1	4.3	1.72	11.22

3,248.7	52.1	1.60	3,110.4	27.1	0.87	3,492.0	33.2	0.95	0.68
14.5	0.4	2.87	18.4	0.2	1.09	23.8	0.2	0.84	(26.73)
34.8	1.8	4.89	17.7	0.9	5.11	17.4	1.1	6.17	6.06
1,029.1	29.4	2.85	1,050.9	12.2	1.16	950.6	8.2	0.87	2.81

4,327.1	83.7	1.93	4,197.4	40.4	0.96	4,483.8	42.7	0.95	1.01
1,887.3			1,865.6			1,788.1			0.65
50.5			43.3			69.7			3.39

6,264.9			6,106.3			6,341.6			0.95

829.4			821.6			808.5			1.94

$7,094.3			$6,927.9			$7,150.1			1.05%

	$198.3			$189.2			$207.5
		2.56%			2.80%			3.03%
		3.16%			3.10%			3.30%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited the internal control over financial reporting of UMB Financial Corporation & Subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements, containing an explanatory paragraph regarding changes in accounting methods.

/s/ Deloitte & Touche LLP

Kansas City, MO

February 27, 2008

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 10 and 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 (the 2008 Annual Meeting of Shareholders).

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference under the caption “Corporate Governance – Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the Executive Compensation section of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This information required by this item is incorporated herein by reference to the Company’s 2008 Proxy Statement under the caption “Stock Ownership—Principal Shareholders.”

Security Ownership of Management

This information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
1992 Incentive Stock Option Plan	161,517	$18.52	None
2002 Incentive Stock Option Plan	734,968	31.02	1,259,332
2005 Long-term Incentive Plan Non-Qualified Stock Options	347,908	33.90	852,092

Equity compensation plans not approved by security holders	None	None	None

Total	1,244,393	$30.20	2,111,424

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Three Years Ended December 31, 2007

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2007

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2007

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, restated as of July 24, 2007 incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed with the Commission on August 8, 2007.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan incorporated by reference to Exhibit 4.4 to Form S-8 Registration Statement filed on December 20, 2002.

10.3	UMB Financial Corporation Long-Term Incentive Compensation Plan incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 26, 2005 Annual Meeting filed with the Commission on March 21, 2005.

10.4	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.5	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005

10.6	Restricted Stock Award Agreement and description of employment arrangement between the Company and Peter J. deSilva, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission of May 7, 2004.

10.7	Employment offer letter between the Company and Michael D. Hagedorn dated February 9, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005, and filed with the Commission on February 14, 2005.

10.8	Employment offer letter between the company and Bradley J. Smith dated January 6, 2005 incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.9	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004 incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.10	Employment offer letter between the Company and Clyde Wendel dated June 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Commission on August 8, 2006.

10.11	Employment offer letter between the Company and Brian J. Walker dated May 17, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed with the Commission on August 8, 2007.

10.12	Employment offer letter between the company and Daryl S. Hunt dated October 22, 2007.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ J. MARINER KEMPER
J. Mariner Kemper Chairman of the Board

/S/ MICHAEL D. HAGEDORN
Michael D. Hagedorn Chief Financial Officer

/s/ BRIAN J. WALKER
Brian J. Walker Senior Vice President, Controller (Chief Accounting Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

THEODORE M. ARMSTRONG Theodore M. Armstrong	Director

PETER J. DESILVA Peter J. deSilva	Director, President, and Chief Operating Officer

GREGORY M. GRAVES Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director

KRIS A. ROBBINS Kris A. Robbins	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director

JON M. WEFALD Jon M. Wefald	Director

KEVIN C. GALLAGHER Kevin C. Gallagher	Director

DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director

TERRENCE P. DUNN Terrence P. Dunn	Director

Richard Harvey	Director

JOHN H. MIZE, JR. John H. Mize, Jr.	Director

THOMAS D. SANDERS Thomas D. Sanders	Director

PAUL UHLMANN III Paul Uhlmann III	Director

THOMAS J. WOOD III Thomas J. Wood III	Director

*/S/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board

Date: February 28, 2008