Form 10-Q
period 2008-03-31
UMB FINANCIAL CORP
filed 2008-05-08
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2008, UMB Financial Corporation had 40,930,481 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Loans	$4,113,809	$3,917,125
Allowance for loan losses	(47,481)	(45,986)

Net loans	4,066,328	3,871,139

Loans held for sale	18,262	12,240
Investment Securities:
Available for sale	3,002,325	3,385,952
Held to maturity (market value of $43,510 and $41,767, respectively)	39,502	37,658
Federal Reserve Bank stock and other	19,186	19,287
Trading securities	27,133	43,883

Total investment securities	3,088,146	3,486,780

Federal funds sold and securities purchased under agreements to resell	628,857	712,012
Cash and due from banks	682,533	806,600
Bank premises and equipment, net	229,951	235,528
Accrued income	62,410	62,021
Goodwill	94,512	94,512
Other intangibles	15,742	16,463
Other assets	48,676	45,664

Total assets	$8,935,417	$9,342,959

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,210,944	$2,094,422
Interest-bearing demand and savings	2,857,861	2,959,109
Time deposits under $100,000	908,510	852,837
Time deposits of $100,000 or more	559,617	644,434

Total deposits	6,536,932	6,550,802
Federal funds purchased and repurchase agreements	1,299,752	1,734,749
Short-term debt	15,154	33,753
Long-term debt	35,029	36,032
Accrued expenses and taxes	86,894	76,362
Other liabilities	37,857	20,687

Total liabilities	8,011,618	8,452,385

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, 40,932,607 and 41,327,624 shares outstanding, respectively	55,057	55,057
Capital surplus	703,429	702,914
Retained earnings	457,028	430,824
Accumulated other comprehensive income	36,136	12,246
Treasury stock, 14,124,123 and 13,729,106 shares, at cost, respectively	(327,851)	(310,467)

Total shareholders’ equity	923,799	890,574

Total liabilities and shareholders’ equity	$8,935,417	$9,342,959

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Loans	$64,638	$66,102
Securities:
Taxable interest	27,463	24,742
Tax-exempt interest	6,614	6,027

Total securities income	34,077	30,769

Federal funds and resell agreements	4,087	7,206
Trading securities and other	312	596

Total interest income	103,114	104,673

INTEREST EXPENSE
Deposits	27,950	28,818
Federal funds and repurchase agreements	10,282	18,355
Short-term debt	92	103
Long-term debt	416	433

Total interest expense	38,740	47,709

Net interest income	64,374	56,964
Provision for loan losses	3,000	1,500

Net interest income after provision for loan losses	61,374	55,464

NONINTEREST INCOME
Trust and securities processing	31,231	27,288
Trading and investment banking	5,514	4,838
Service charges on deposits	20,622	18,889
Insurance fees and commissions	1,140	676
Brokerage fees	2,094	2,077
Bankcard fees	10,721	10,146
Gain on sales of securities available for sale	382	10
Gain on mandatory redemption of Visa, Inc. class B common stock	8,875	—
Other	4,410	3,515

Total noninterest income	84,989	67,439

NONINTEREST EXPENSE
Salaries and employee benefits	55,041	51,191
Occupancy, net	7,647	7,114
Equipment	13,282	13,357
Supplies and services	5,862	5,720
Marketing and business development	3,890	3,537
Processing fees	7,676	6,646
Legal and consulting	1,103	1,525
Bankcard	2,857	3,342
Amortization of other intangibles	721	734
Covered litigation provision	(4,023)	—
Other	5,170	4,994

Total noninterest expense	99,226	98,160

Income before income taxes	47,137	24,743
Income tax provision	14,781	7,419

Net Income	$32,356	$17,324

PER SHARE DATA
Net income - basic	$0.79	$0.41
Net income - diluted	0.78	0.41
Dividends	0.15	0.14

Weighted average shares outstanding	40,977,349	42,032,581

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2007	$55,057	$699,794	$380,464	$(17,259)	$(269,181)	$848,875

Comprehensive income
Net income	—	—	17,324	—	—	17,324
Change in unrealized gains on securities	—	—	—	7,420	—	7,420

Total comprehensive income						24,744
Cash dividends ($0.14 per share)	—	—	(5,908)	—	—	(5,908)
Purchase of treasury stock	—	—	—	—	(9,702)	(9,702)
Issuance of equity awards	—	(455)	—	—	592	137
Recognition of equity based compensation	—	645	—	—		645
Sale of treasury stock	—	71	—	—	44	115
Exercise of stock options	—	106	—	—	240	346

Balance - March 31, 2007	$55,057	$700,161	$391,880	$(9,839)	$(278,007)	$859,252

Balance - January 1, 2008	$55,057	$702,914	$430,824	$12,246	$(310,467)	$890,574

Comprehensive income
Net income	—	—	32,356	—	—	32,356
Change in unrealized gains on securities	—	—	—	23,890	—	23,890

Total comprehensive income						56,246
Cash dividends ($0.15 per share)	—	—	(6,152)	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	(18,594)	(18,594)
Issuance of equity awards	—	(729)	—	—	869	140
Recognition of equity based compensation	—	922	—	—	—	922
Net tax benefit related to equity compensation plans	—	142	—	—	—	142
Sale of treasury stock	—	82	—	—	45	127
Exercise of stock options	—	98	—	—	296	394

Balance - March 31, 2008	$55,057	703,429	457,028	36,136	(327,851)	923,799

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net Income	$32,356	$17,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	1,500
Depreciation and amortization	9,287	9,412
Deferred income tax expense (benefit)	410	(123)
Net decrease (increase) in trading securities and other earning assets	16,750	(23,437)
Gains on sale of securities available for sale	(382)	(10)
Gains on sale of assets	(287)	—
Amortization of securities premiums, net of discount accretion	(747)	(2,245)
Net increase in loans held for sale	(6,022)	(2,084)
Issuance of equity awards	140	137
Equity based compensation	922	645
Decrease in covered litigation provision	(4,023)	—
Changes in:
Accrued income	(389)	12
Accrued expenses and taxes	(3,720)	(4,147)
Other assets and liabilities, net	18,365	(12,287)

Net cash provided by (used in) operating activities	65,660	(15,303)

Investing Activities
Proceeds from maturities of securities held to maturity	5,240	3,247
Proceeds from sales of securities available for sale	10,480	19
Proceeds from maturities of securities available for sale	1,228,352	962,818
Purchases of securities held to maturity	(6,812)	(231)
Purchases of securities available for sale	(816,515)	(366,475)
Net increase in loans	(198,418)	(142,375)
Net decrease in fed funds and resell agreements	83,155	418,553
Net change in unsettled securities transactions	39	(5,339)
Purchases of bank premises and equipment	(3,074)	(2,866)
Net cash paid for acquisition and branch sales	—	(689)
Proceeds from sales of bank premises and equipment	372	121

Net cash provided by investing activities	302,819	866,783

Financing Activities
Net increase (decrease) in demand and savings deposits	15,274	(513,695)
Net decrease in time deposits	(29,144)	(162,305)
Net decrease in fed funds and repurchase agreements	(434,997)	(224,454)
Net change in short-term debt	(18,599)	(15,745)
Proceeds from long-term debt	1,200	—
Repayment of long-term debt	(2,203)	(816)
Cash dividends	(6,146)	(5,521)
Net tax benefit related to equity compensation plans	142	—
Proceeds from exercise of stock options and sales of treasury shares	521	461
Purchases of treasury stock	(18,594)	(9,702)

Net cash used in financing activities	(492,546)	(931,777)

Decrease in cash and due from banks	(124,067)	(80,297)
Cash and due from banks at beginning of period	806,600	531,188

Cash and due from banks at end of period	$682,533	$450,891

Supplemental Disclosures:
Income taxes paid	$399	$925
Total interest paid	40,470	48,120

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 280,845 and 259,194 shares issuable upon the exercise of stock options granted by the Company at March 31, 2008 and 2007, respectively.

Options issued under employee benefit plans to purchase 597,075 and 510,050 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

3. New Accounting Pronouncements

Fair Value Measurements In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. The Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements; however, it provides increased consistency in the application of various fair value measurements. The Company adopted this Statement on January 1, 2008 as discussed further in Note 9 to the consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company’s adoption of this Statement on January 1, 2008 did not have a material effect on its consolidated financial statements.

Business Combinations In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. The purpose of this statement is to improve the information that a reporting entity provides in its

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also retains from the original pronouncement, SFAS 141, the requirement that the acquisition method (purchase method) be used in all business combinations and the guidance for identifying and recognizing intangible assets separately from goodwill. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this Statement before that date. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 In December 2007, FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It eliminates the former minority interest presentation. This statement also requires that the parent recognizes a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Commercial, financial, and agricultural	$2,009,749	$1,769,505
Real estate construction	81,545	83,292
Consumer	714,623	795,826
Real estate	1,301,782	1,262,389
Leases	6,110	6,113

Total loans	4,113,809	3,917,125
Loans held for sale	18,262	12,240

Total loans and loans held for sale	$4,132,071	$3,929,365

This table is an analysis of the allowance for loan losses for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Beginning allowance - January 1	$45,986	$44,926
Additions (deductions):
Charge-offs	(2,930)	(2,640)
Recoveries	1,425	977

Net charge-offs	(1,505)	(1,663)

Provision charged to expense	3,000	1,500

Ending allowance - March 31	$47,481	$44,763

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the three months ended March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Total impaired loans as of March 31 and December 31	$4,050	$5,617
Amount of impaired loans which have a related allowance	1,383	798
Amount of related allowance	997	433
Remaining impaired loans with no allowance	2,667	4,819
Average recorded investment in impaired loans during the period	4,834	5,798

5. Securities

Investment securities available for sale which are recorded at fair value consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Available for sale
U.S. Treasuries	$414,814	$432,032
U.S. Agencies	745,766	1,169,969
State and political subdivisions	737,638	734,507
Mortgage backed	1,104,107	1,049,444

Total available for sale	$3,002,325	$3,385,952

Investment securities held to maturity which are recorded at amortized cost consist of the following (in thousands):

	March 31, 2008	December 31, 2007
State and political subdivisions	$39,502	$37,658

6. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three months ended March 31, 2008 and 2007 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended March 31,
	2008	2007
Change in unrealized holding gains (losses), net	$38,114	$11,744
Less: Reclassification adjustments for gains included in income	(382)	(10)

Net unrealized holding gains	37,732	11,734
Income tax expense	(13,842)	(4,314)

Other comprehensive income	$23,890	$7,420

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

7. Commitments, Contingencies and Guarantees

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, and futures contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments. Many of the commitments expire without being drawn upon, therefore, the total amount of these commitments does not necessarily represent the future cash requirements of the Company.

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31, 2008	December 31, 2007
Commitments to extend credit for loans (excluding credit card loans)	$1,301,992	$1,302,101
Commitments to extend credit under credit card loans	1,060,468	1,013,317
Commercial letters of credit	8,146	6,155
Standby letters of credit	297,619	291,661
Futures contracts	6,000	14,900
Forward foreign exchange contracts	7,338	10,295
Spot foreign exchange contracts	7,172	17,475

8. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2008 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The following summaries provide information about the activities of each segment:

Commercial Banking and Lending serves the commercial lending and leasing as well as the capital markets needs of the Company’s mid-market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides commercial loans and lines of credit, letters of credit, and loan syndication services. This segment provides consultative services and offers a variety of financing for companies that need non-traditional banking services. The services provided include asset based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

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

Fund Services provides a broad array of services for mutual funds, partnerships, funds of funds and commingled funds to a wide range of investment advisors, independent money managers, broker/dealers, banks, third-party administrators, insurance companies and other financial service providers. Services provided include fund administration and accounting, investor services and transfer agency, marketing and distribution, custody, and alternative investment services.

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. The assets within this segment include the Company’s investment portfolio. Corporate eliminations are also allocated to this segment.

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	Commercial Banking and Lending		Payment and Technology Solutions
	2008	2007	2008	2007
Net interest income	$15,290	$13,617	$20,129	$16,173
Provision for loan losses	1,081	975	29	—
Noninterest income	494	398	16,373	16,074
Noninterest expense	8,343	7,312	21,689	20,746

Income before income taxes	$6,360	$5,728	$14,784	$11,501

Average assets	$3,072,000	$2,769,000	$80,000	$59,000
Depreciation and amortization	489	498	2,663	2,482
Expenditures for additions to premises and equipment	71	16	319	22

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Banking Services		Consumer Services
	2008	2007	2008	2007
Net interest income	$1,028	$851	$24,744	$24,682
Provision for loan losses	—	—	1,873	525
Noninterest income	8,683	6,591	17,514	15,485
Noninterest expense	8,283	7,819	37,849	38,585

Income (loss) before income taxes	$1,428	$(377)	$2,536	$1,057

Average assets	$134,000	$129,000	$1,214,000	$1,363,000
Depreciation and amortization	357	392	4,196	4,333
Expenditures for additions to premises and equipment	24	28	2,183	1,700

	Asset Management		Fund Services
	2008	2007	2008	2007
Net interest income	$1,873	$1,708	$1,263	$98
Provision for loan losses	17	—	—	—
Noninterest income	22,914	21,348	12,236	8,638
Noninterest expense	17,580	16,837	9,225	7,931

Income before income taxes	$7,190	$6,219	$4,274	$805

Average assets	$97,000	$50,000	$35,000	$32,000
Depreciation and amortization	796	869	390	476
Expenditures for additions to premises and equipment	251	213	60	11

	Treasury and Other Adjustments		Total Consolidated Company
	2008	2007	2008	2007
Net interest income	$47	$(165)	$64,374	$56,964
Provision for loan losses	—	—	3,000	1,500
Noninterest income	6,775	(1,095)	84,989	67,439
Noninterest expense	(3,743)	(1,070)	99,226	98,160

Income (loss) before income taxes	$10,565	$(190)	$47,137	$24,743

Average assets	$4,058,000	$3,749,000	$8,690,000	$8,151,000
Depreciation and amortization	396	362	9,287	9,412
Expenditures for additions to premises and equipment	166	876	3,074	2,866

9. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

In general, fair value determined by Level 1 inputs utilize quoted prices in active markets for identical assets and liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets Measured at Fair Value on a Recurring Basis as of March 31, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	27,133	13,007	14,126	—
Available for sale securities	3,002,325	1,160,580	1,841,745	—

Total	3,029,458	1,173,587	1,855,871	—

10. FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and have received notice from the FDIC that their remaining share of the credit is approximately $4.3 million at March 31, 2008. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing of the one-time credit may change.

11. Visa

During the fourth quarter of 2007, the Company recorded a $4.6 million litigation provision based on estimates of its contingent indemnification liability associated with the covered litigation of Visa, Inc. In March of 2008, Visa, Inc completed an initial public offering. With the funds received in this offering, Visa, Inc. conducted a mandatory redemption of a portion of its class B common stock and funded a $3.0 billion dollar escrow account to fund claims resulting from the covered litigation. The Company recorded an $8.9 million gain for cash received from the mandatory redemption. Additionally, the Company recorded $4.0 million for its proportional share of the escrow account funds. The Company has presented the contingent indemnification liability net of the escrowed funds as a component of other liabilities on the Condensed Consolidated Balance Sheet. These entries have also been clearly disclosed on separate line items on the Condensed Consolidated Statement of Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2008. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

The following five strategies continue to be the Company’s focus. This focus has helped the Company to achieve results and management believes these strategies will continue to improve net income and strengthen the balance sheet.

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During the first quarter of 2008, progress on this strategy was illustrated by an increase in net interest income of 13.0 percent from the previous year. In this lowering rate environment, the Company has increased volume of average earning assets and interest-bearing liabilities, while maintaining total interest income and decreasing total interest expense. This is a direct result of the Company’s ability to change interest-bearing liability rates at a faster pace than earning asset rates, which helped to drive an increase in net interest margin. Average earning assets increased by $478.0 million, or 6.5 percent, as compared to the first quarter of 2007. Most of this earning asset growth was through average securities growth of $322.0, or 11.3 percent, and average loan growth of $212.6 million, or 5.5 percent. Average loans comprised 52.4 percent of average earning assets during the three months ended March 31, 2008 compared to 52.9 percent in the same quarter of 2007. On a tax equivalent basis, net interest spread increased by 43 basis points and net interest margin increased by 18 basis points as compared to the first quarter of 2007.

The second strategy is to grow the Company’s fee-based businesses. The Company believes this strategy will help compensate for the average loan-to-deposit ratio of the Company’s subsidiary banks, which has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the first quarter of 2008, noninterest income increased $17.6 million, or 26.0 percent, as compared to the same period of 2007. This included a pre-tax gain of $8.9 million from the mandatory redemption of a portion of the Company’s class B shares in Visa, Inc. (Visa). The Company continues to emphasize its asset management, credit card, health care services, and payments businesses. The focus in asset management continues to show improvement and is discussed in the fourth strategy below. In particular, during the first quarter of 2008, the increase in noninterest income is attributable to higher trust and securities processing income, service charges on deposits, and the gain on the sale of the Visa class B shares. Trust and securities processing increased $3.9 million, or 14.5 percent, for the three months ended March 31, 2008 as compared to the same period in 2007. This increase was primarily due to the increase in total assets under management for the UMB Scout Funds as discussed in the fourth strategy below. Service charges on deposits were $1.7 million, or 9.2 percent, higher in the first quarter of 2008 than the same period in 2007 due mostly to greater individual overdraft and return item charges. The Company also continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers.

The third strategy is a focus on the retail distribution network. At March 31, 2008, the Company had 136 branches. Repositioning and increasing utilization of our regional distribution network remains a priority. The Company continues to emphasize increasing its primary retail customer base and providing a broad offering of services through our existing branch network. These efforts have resulted in an average deposits increase of $502.5 million.

The fourth strategy is to strengthen the asset management business of the Company. In particular, the focus is to continue growing the UMB Scout Funds (which are a family of proprietary mutual funds managed by a subsidiary of the Company) by adding and offering new products, achieving strong performance, and leveraging distribution networks. The Company continues to develop an investment advisory model. To that end, the Company will continue to evolve proprietary and non-proprietary products and services to support this approach. In addition, the Company continues to integrate private banking, wealth solutions, and brokerage capabilities for our customer base. Total assets under management increased 7.2 percent to $10.9 billion at March 31, 2008, from $10.1 billion at March 31, 2007. Leading this growth is the Company’s proprietary family of mutual funds, which continue to play a key role. Total assets under management for the UMB Scout Funds were $5.85 billion at March 31, 2008 as compared to $5.07 billion at March 31, 2007, an increase of $774 million or 15.3 percent. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income.

The fifth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth, analyze acquisition opportunities that make sense strategically, financially, operationally, and culturally, as well as continuing to focus on returning capital to shareholders. The Company repurchased 485,064 shares of common stock at an average price of $38.33 per share during the first quarter of 2008. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At March 31, 2008, the Company had a total risk-based capital ratio of 14.61 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

Earnings Summary

The Company recorded consolidated net income of $32.4 million for the three-month period ended March 31, 2008 compared to $17.3 million for the same period a year earlier. This represents an 86.8 percent increase over the three-month period ended March 31, 2007. Basic earnings per share for the first quarter of 2008 were $0.79 per share ($0.78 per share fully-diluted) compared to $0.41 per share ($0.41 per share fully-diluted) for the first quarter of 2007. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2008 were 1.50 and 14.12 percent, respectively, as compared to 0.86 and 8.19 percent for the three-month period ended March 31, 2007.

As a direct result of Visa’s initial public offering, the current quarter included a pre-tax gain of $8.9 million from the mandatory redemption of a portion of the Company’s class B shares in Visa. The Company also reduced its liability accrual by $4.0 million related to the Company’s estimated share of Visa’s covered litigation. This reduction was a result of funding the covered litigation escrow by Visa, also part of the initial public offering process.

Net interest income for the first quarter of 2008 increased 13.0 percent as compared to the same period in 2007. The increase is a result of a higher volume of average earning assets, as well as a more favorable asset mix, which is coupled with faster repricing average interest-bearing liabilities. Average loans for the three-month period ended March 31, 2008 comprised 52.4 percent of the Company’s earning asset base, as compared to 52.9 percent for the same period a year ago. Further, net interest margin on a tax-equivalent basis increased to 3.50 percent for the first three months of 2008 as compared to 3.32 percent for the same period in 2007.

The provision for loan losses increased by $1.5 million for the three-month period ended March 31, 2008, as compared to the same period in 2007. This change is a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the increased provision, the allowance for loan losses remained constant at 1.15 percent of total loans as of March 31, 2008 as compared to the same period in 2007. Management calculates a range in determining the appropriate level of allowance for loan losses. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2007 Annual Report of Form 10-K.

Noninterest income increased by $17.6 million, or 26.0 percent, for the three-month period ended March 31, 2008, as compared to the same period one year ago. These increases are primarily due to increases in trust and securities processing income, service charges on deposits, and a gain recognized on the sale of the Visa class B common stock. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $1.1 million, or 1.1 percent, for the three-month period ended March 31, 2008, as compared to the same period in 2007. This increase was primarily due to increases in salaries and employee benefits, processing fees, and the reduction of the covered litigation provision. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended March 31, 2008, net interest income increased $7.4 million, or 13.0 percent, as compared to the same period in 2007.

Table 1 shows the impact of earning asset rate changes as compared to changes in the cost of interest-bearing liabilities. As illustrated on this table, net interest spread for the three months ended March 31, 2008 increased by 43 basis point and overall net interest margin increased by 18 basis points as compared to the same period in 2007, primarily due to the interest-bearing liabilities repricing quicker than the earning assets, coupled with the contribution from noninterest-bearing demand deposits (free funds). For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

The Company has experienced a repricing of most of its liabilities during the recent interest rate cycle. As the earning assets reprice in a lower rate environment, management believes the future margin improvements may be more moderate. Further, the highest yielding assets, loans, have increased from an average of $3.9 billion at March 31, 2007 to an average of $4.1 billion at March 31, 2008. Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio. By design, the investment portfolio is short in duration and liquid in its composition.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax equivalent basis) (unaudited, in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 5.33 percent for the three-month period ended March 31, 2008 and 5.81 percent for the same period in 2007.

	Three Months Ended March 31,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,079,731	6.38%	$3,867,083	6.94%
Securities:
Taxable	2,394,220	4.61	2,135,927	4.70
Tax-exempt	766,409	5.21	702,724	5.06

Total securities	3,160,629	4.76	2,838,651	4.79
Federal funds and resell agreements	505,669	3.25	541,339	5.40
Trading securities and other	40,192	3.48	61,163	4.05

Total earning assets	7,786,221	5.50	7,308,236	5.96
Allowance for loan losses	(47,008)		(44,978)
Other assets	950,845		887,458

Total assets	$8,690,058		$8,150,716

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,344,963	2.59%	$3,893,144	3.00%
Federal funds and repurchase agreements	1,446,142	2.86	1,497,096	4.97
Borrowed funds	49,325	4.14	46,252	4.70

Total interest-bearing liabilities	5,840,430	2.67	5,436,492	3.56
Noninterest-bearing demand deposits	1,830,036		1,779,403
Other liabilities	97,964		77,263
Shareholders’ equity	921,628		857,558

Total liabilities and shareholders’ equity	$8,690,058		$8,150,716

Net interest spread		2.83%		2.40%
Net interest margin		3.50		3.32

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Interest-free funds (total earning assets less interest-bearing liabilities) increased $74.0 million for the three-month period ended March 31, 2008 as compared to the same period in 2007. The benefit from interest-free funds decreased by 25 basis points from the three months ended March 31, 2007.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2008 and 2007
	Volume	Rate	Total
Change in interest earned on:
Loans	$3,593	$(5,057)	$(1,464)
Securities:
Taxable	3,142	(421)	2,721
Tax-exempt	446	141	587
Federal funds sold and resell agreements	(283)	(2,836)	(3,119)
Other	(192)	(92)	(284)

Interest income	6,706	(8,265)	(1,559)
Change in interest incurred on:
Interest-bearing deposits	3,007	(3,875)	(868)
Federal funds purchased and repurchase agreements	(355)	(7,718)	(8,073)
Other borrowed funds	33	(61)	(28)

Interest expense	2,685	(11,654)	(8,969)

Net interest income	$4,021	$3,389	$7,410

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2008	2007	Change
Average earning assets	$7,786,221	$7,308,236	$477,985
Interest-bearing liabilities	5,840,430	5,436,492	403,938

Interest free funds	$1,945,791	$1,871,744	$74,047

Free funds ratio (free funds to earning assets)	24.99%	25.61%	(0.62)%

Tax-equivalent yield on earning assets	5.50%	5.96%	(0.46)%
Cost of interest-bearing liabilities	2.67	3.56	(0.89)

Net interest spread	2.83%	2.40%	0.43%
Benefit of interest-free funds	0.67	0.92	(0.25)

Net interest margin	3.50%	3.32%	0.18%

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

Based on the factors above, management of the Company expensed $3.0 million related to the provision for loan losses for the three-month period ended March 31, 2008, as compared to $1.5 million for the same period in 2007. As illustrated on Table 3 below, the ALL remained constant at 1.15 percent of total loans as of March 31, 2008 as compared to the same period in 2007.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2008 and 2007 and for the year ended December 31, 2007. Net charge-offs were $1.5 million for the first three months of 2008 as compared to $1.7 million for the same period in 2007.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

Three Months Ended March 31,	Year Ended December 31,
2008	2007	2007
Allowance-January 1	$45,986	$44,926	$44,926
Provision for loan losses	3,000	1,500	9,333

Charge-offs:
Commercial	(153)	(90)	(2,615)
Consumer:
Bankcard	(1,696)	(1,494)	(5,684)
Other	(1,081)	(1,056)	(3,857)
Real estate	—	—	(318)

Total charge-offs	(2,930)	(2,640)	(12,474)

Recoveries:
Commercial	535	207	1,046
Consumer:
Bankcard	288	247	1,107
Other	588	522	2,032
Real estate	14	1	16

Total recoveries	1,425	977	4,201

Net charge-offs	(1,505)	(1,663)	(8,273)

Allowance-end of period	47,481	44,763	45,986

Average loans, net of unearned interest	$4,062,219	$3,851,428	$3,888,149
Loans at end of period, net of unearned interest	4,113,809	3,893,603	3,917,125
Allowance to loans at end of period	1.15%	1.15%	1.17%
Allowance as a multiple of net charge-offs	7.84	x	6.64	x	5.56	x
Net charge-offs to:
Provision for loan losses	50.17%	110.87%	88.64%
Average loans	0.15	0.18	0.21

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

Table 4

SUMMARY OF NONINTEREST INCOME (in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Trust and securities processing	$31,231	$27,288	$3,943	14.45%
Trading and investment banking	5,514	4,838	676	13.97
Service charges on deposits	20,622	18,889	1,733	9.17
Insurance fees and commissions	1,140	676	464	68.64
Brokerage fees	2,094	2,077	17	0.82
Bankcard fees	10,721	10,146	575	5.67
Gains on sales of securities available for sale, net	382	10	372	3,720.00
Gain on mandatory redemption of Visa, Inc. class B common stock	8,875	—	8,875	100.00
Other	4,410	3,515	895	25.46

Total noninterest income	$84,989	$67,439	$17,550	26.02%

Fee-based, or noninterest income (summarized in Table 4), increased by $17.6 million, or 26.0 percent, during the three months ended March 31, 2008, as compared to the same period in 2007. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees as compared to the same period last year was primarily attributable to $2.4 million in fee income related to the servicing of mutual funds and $1.0 million in trust fee income, specifically related to the Company’s investment advisor group. Total assets under management increased 7.2 percent to $10.9 billion at March 31, 2008, from $10.1 billion at March 31, 2007. Leading this growth is the Company’s proprietary family of mutual funds, which continue to play a key role. Total assets under management for the UMB Scout Funds were $5.85 billion at March 31, 2008 as compared to $5.07 billion at March 31, 2007, an increase of $774 million or 15.3 percent. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

Service charges on deposits increased primarily due to a $1.6 million increase in individual overdraft and return item charges for the three months ended March 31, 2008 as compared to the same period in 2007. The increase in service charge income is a result of an increase in overdraft and return item activity and an increase in price which occurred in the first quarter of 2008.

During the quarter, the Company recognized a gain of $8.9 million on the mandatory redemption of Visa class B common stock. This gain was a direct result of Visa’s initial public offering and the Company’s membership in Visa prior to their change in ownership structure.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Salaries and employee benefits	$55,041	$51,191	$3,850	7.52%%
Occupancy, net	7,647	7,114	533	7.49
Equipment	13,282	13,357	(75)	(0.56)
Supplies and services	5,862	5,720	142	2.48
Marketing and business development	3,890	3,537	353	9.98
Processing fees	7,676	6,646	1,030	15.50
Legal and consulting	1,103	1,525	(422)	(27.67)
Bankcard	2,857	3,342	(485)	(14.51)
Amortization of intangibles	721	734	(13)	(1.77)
Covered litigation provision	(4,023)	—	(4,023)	(100.00)
Other	5,170	4,994	176	3.52

Total noninterest expense	$99,226	$98,160	$1,066	1.09%

Noninterest expense increased by $1.1 million, or 1.1 percent, for the three months ended March 31, 2008, as compared to the same period in 2007. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $3.9 million, or 7.5 percent, for the three months ended March 31, 2008, as compared to the same period in 2007. This increase is primarily due to a $2.4 million increase in commissions and bonuses and a $1.1 million increase in employee salaries, both related to the Company’s improved financial performance and the hiring of strategic personnel throughout the organization.

Processing fees increased $1.0 million, or 15.5 percent, for the three months ended March 31, 2008, as compared to the same period in 2007. This increase is a direct result of increased third party custodian fees related to international transactions from mutual fund clients and sub-transfer agency fees paid for the shareholder servicing of the UMB Scout Funds.

The reduction of the covered litigation provision was a direct result of Visa’s funding of a litigation escrow account with funds from its initial public offering. As a Visa member bank, the Company has reduced this provision in relationship to the Company’s member ownership proportion of Visa.

Income Tax Expense

The effective tax rate is 31.4 percent for the three months ended March 31, 2008, as compared to 30.0 percent for the same period in 2007. The increase in effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2008 as compared to 2007 and the one-time tax impact from the gain on the mandatory redemption of Visa stock. Management anticipates this tax rate to remain approximately at this level if not slightly drop during the remainder of the year.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund

Services (formerly Investment Services Group). Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual business segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2008 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended March 31,
	2008	2007
Segment
Commercial Banking & Lending	$6,360	$5,728
Payment and Technology Solutions	14,784	11,501
Banking Services	1,428	(377)
Consumer Services	2,536	1,057
Asset Management	7,190	6,219
Fund Services	4,274	805
Treasury and Other Adjustments	10,565	(190)

Total Consolidated Company	$47,137	$24,743

Commercial Banking and Lending’s net income before taxes for the first three months of 2008 increased $0.6 million, or 11.0 percent, to $6.4 million. The increase in net income was driven primarily by a greater net interest income of $1.7 million due to higher loan volume. This increase was offset by increased noninterest expense of $1.0, or 14.1 percent, from 2007. The increase was mostly attributable to increases in salary expense from additional associates added in this segment, increased incentive payments, and base salary increases. Management anticipates the economy to remain soft and enhanced competition for commercial loans in 2008 and, therefore, expects income growth in this segment to be at a measured pace during 2008.

Payment and Technology Solutions’ net income before taxes increased $3.3 million, or 28.6 percent, to $14.8 million for the three months ended March 31, 2008. The increase was primarily a result of a $4.0 million increase in net interest income as a result of increased deposit balances and enhanced margin. Noninterest income increased $0.3 million, or 1.9 percent, compared to 2007 due to healthcare services and commercial credit card product income. Noninterest expense increased $0.9 million, or 4.6 percent, compared to 2007 primarily from an increase in technology allocations driven by increased investments in technology by this segment. The Company has focused significant resources into creating and enhancing products and services to keep the Company in step with the clients’ changing needs. Investments in technology have helped this segment focus on creating innovative solutions and management anticipates these technologies will create efficiencies in the coming year.

Banking Services’ net income before taxes was $1.4 million for the first quarter of 2008. This was a $1.8 million increase from the first three months of 2007. The increase in net income before taxes was primarily attributable to an increase in noninterest income of $2.1 million, or 31.7 percent, from 2007. The volatile market conditions associated with the credit issues led many customers to the relative safety of fixed income instruments, increasing trading revenue substantially. Management believes that these continuing economic factors will benefit the segment throughout the year, although at a lesser rate than in the first quarter.

Consumer Services’ net income before taxes increased by $1.5 million to $2.5 million for the first three months in 2008 as compared to the same period in 2007. The primary driver of the increase was increases in noninterest income. Net interest income compressed slightly due to competitive pressures and interest expense decreasing a lesser rate than the funds transfer pricing credit. Noninterest income increased $2.0 million, primarily due to an increase in individual return item and overdraft activity, growth in credit card services income, and commissions from insurance sales. Noninterest expense decreased slightly by $0.7 million, or 1.9 percent, and was attributable to a decrease in salary expense from a reduction of associates in this segment and a decrease in general operating losses compared to the same period in 2007. Management believes Consumer Services’ ability to maintain or grow net interest income levels in 2008 will depend upon its ability to grow higher yielding consumer loans.

Asset Management’s net income before taxes for the three months ended March 31, 2008 was $7.2 million, an increase of $1.0 million, or 15.6 percent, from the same period in 2007. The increase in net income before taxes was primarily attributable to increases in noninterest income, partially offset by increases in noninterest expense. Noninterest income increased $1.6 million mostly due to fees associated with the UMB Scout Funds, corporate and personal trust income, and brokerage service fees. Noninterest expense also increased $0.7 million because of higher shareholder servicing and other administration fees related to the UMB Scout Funds resulting from the increased asset base in the funds. Salaries and benefits were higher because of increased base salaries, increased commissions, and the addition of strategic sales associates in this segment. Net flows to the UMB Scout Funds were $200 million for the first quarter 2008 compared to net outflows of $42 million for the same period in 2007. The collective group of UMB Scout Funds overall performance was very strong in 2007, leading to the strong flows in the first quarter of 2008. Management will continue to focus sales efforts to increase net flows to the UMB Scout Funds. The ability of the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management. The assets under management in this segment are diversified across multiple asset classes with approximately 36 percent in the international class, 28 percent in the fixed income class, 20 percent in the U.S. large capital class, 9 percent in the short term investment class, and 7 percent in the small and middle capital class. Management believes this diversification helps provide protection against significant market changes in any one asset class. The revenues of the corporate trust business remain strong as management continues to focus its growth efforts on this line of business.

Fund Services’ net income before taxes increased $3.5 million or 431 percent in 2008 as compared to the first three months of 2007, due to higher net interest margin and higher noninterest income, partially offset by greater noninterest expense. Net interest income increased $1.2 million compared to the same period in 2007, as mutual fund customers increased money market deposits approximately 176 percent to over $300 million in reaction to the extreme volatility of stock prices and increased redemptions. Noninterest income was $3.6 million or 41.7 percent higher due in part to additions to the mutual fund and alternative investment client base and higher asset based fees. Approximately two-thirds of the increase represented increased custody fees, largely related to increased international transaction volumes. Noninterest expense increased $1.3 million, or 16.3 percent over the first three months of 2007, due mostly to higher third party custodian fees related to international transactions from mutual fund clients. Salary and benefit expenses were also higher because of increased base salaries and staffing additions to serve expanded client base.

The net income before tax for the Treasury and Other category was $10.6 million for the first three months of 2008, compared to a net loss before tax of $0.2 million for the same period in 2007. Included in this segment was the gain on the mandatory redemption of Visa class B common stock and the reduction of the liability accrual related to the Company’s estimated share of Visa’s covered litigation. These items are discussed in “Noninterest Income” and “Noninterest Expense” on pages 21 through 23.

Balance Sheet Analysis

Total assets of the Company declined $407.5 million, or 4.4 percent, as of March 31, 2008 compared to December 31, 2007 and increased $935.4 million, or 11.7 percent, compared to March 31, 2007. The decrease in total assets from December to March is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund deposits. This trend caused a $424.2 million decrease in short-term agency securities. These decreases were offset by a $196.7 million, or 5.0 percent, increase in total loans from December 31, 2007 to March 31, 2008.

Total deposits and federal funds purchased and securities sold under agreement to repurchase also declined from December 31, 2007 to March 31, 2008. Deposits declined by $13.9 million, or 0.2 percent, from December to March and federal funds purchased and securities sold under agreement to repurchase decreased by $435.0 million, or 25.1 percent, from December to March. This decline in deposits and securities sold under agreement to repurchase is primarily driven by the cyclical trend due to seasonal public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (in thousands)

	March 31,		December 31,
	2008	2007	2007
Total assets	$8,935,417	$8,000,033	$9,342,959
Loans, net of unearned interest	4,113,809	3,893,603	3,917,125
Total investment securities	3,088,146	2,801,502	3,486,780
Total earning assets	7,801,593	7,096,915	8,082,171
Total deposits	6,536,932	5,632,964	6,550,802
Total borrowed funds	1,349,935	1,435,831	1,804,534

Loans

Total loan balances have increased $196.7 million, or 5.0 percent, compared to December 31, 2007. This increase is primarily a result of a 13.6 percent increase in commercial loans and a 3.1 percent increase in real estate loans offset by a 10.2 percent decrease in consumer loans, primarily related to the run-off of the indirect consumer loan portfolio. During the third quarter of 2007, the Company made the decision to phase out its indirect loan portfolio. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff. The increase in commercial loans is a result of a continued sales focus on new commercial relationships. The increase in real estate is driven by home equity loans.

Loans represent the Company’s largest source of interest income. In addition to growing the Commercial Loan Portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3 Quantitative and Qualitative Disclosure About Market Risk” in this report.

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

Investment securities comprised 39.6 percent and 43.1 percent, respectively, of the earning assets as of March 31, 2008 and December 31, 2007. The decline is primarily a result of the seasonality within the Company’s balance sheet. At year end, there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. These seasonal deposits run off over the first half of the year. The Company generally offsets these short-term public fund deposits with short-term investments such as short-term agencies. This increases the percent of earning assets related to securities at year-end as compared to the end of the third quarter. Loan demand and collateral pledging requirements for public fund deposits are expected to be the primary factors impacting changes in the level of security holdings.

Investment securities had an average tax-equivalent yield of 4.76 percent for the first three months of 2008 as compared to 4.79 percent for the same period in 2007, or a decrease of 3 basis points. The average life of the securities portfolio was 31.5 months at March 31, 2008 as compared to 29.3 months at December 31, 2007. The most significant reason for the increase in average life was the large number of extremely short-term discount notes held at December 31, 2007. These short-term securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period. At December 31, 2007, the amount of such short-term agencies was approximately $724 million, and without these discount notes, the average life of the core investment portfolio would have been 37.0 months. At March 31, 2008, the amount of such short-term agencies was approximately $2.6 million and without these short-term agencies, the average life of the core investment portfolio would have been 34.7 months.

Deposits and Borrowed Funds

Deposits decreased $13.9 million, or 0.2 percent, from December 31, 2007 to March 31, 2008. Noninterest-bearing deposits increased $116.5 million, or 5.6 percent, offset by a decrease in interest-bearing deposits of $101.2 million, or 3.4 percent, from December 31, 2007. Noninterest bearing deposits increased primarily from mutual fund custody deposits. Interest-bearing deposits decreased primarily as a result of seasonal public fund deposit decreases during the first quarter of 2008. Total deposits increased $904.0 million, or 16.1 percent, from the balance at March 31, 2007.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments in order to attract and retain additional core deposits. Management believes a strong core deposit composition is one of the Company’s core competencies given its competitive product mix.

Borrowed funds decreased $454.6 million from December 31, 2007. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.3 billion at March 31, 2008, compared to $1.7 billion at December 31, 2007. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $923.8 million at March 31, 2008, compared to $890.6 million at December 31, 2007. The Company’s Board of Directors authorized, at its April 22, 2008 and its April 24, 2007 meetings, the repurchase of the Company’s common stock up to two million shares during the twelve months following the meetings. During the three months ended March 31, 2008 and 2007, the Company acquired 485,064 shares and 259,997 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On April 22, 2008, the Board of Directors also declared a dividend of $0.165 per share. This is a $0.015 per share increase over the dividend paid in the fourth quarter of 2007. The dividend will be paid on July 1, 2008 to shareholders of record on June 11, 2008.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.75 percent and total capital ratio of 14.61 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3 Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
RATIOS	2008	2007
Return on average assets	1.50%	0.86%
Return on average equity	14.12	8.19
Average equity to assets	10.61	10.52
Tier 1 risk-based capital ratio	13.75	14.08
Total risk-based capital ratio	14.61	14.93
Leverage ratio	9.05	9.40

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2008	2007
Earnings basic	$0.79	$0.41
Earnings diluted	0.78	0.41
Cash dividends	0.15	0.14
Dividend payout ratio	18.99%	34.15%
Book value	$22.57	$20.42

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see note 7, “Commitments, Contingencies and Guarantees” in the Notes to Condensed Consolidated Financial Statements for detailed information on these arrangements. There was no material change from December 31, 2007.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies are listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2007.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of March 31, 2008 and 2007 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2008 Amount of change	March 31, 2007 Amount of change
200	$(6,069)	$(1,153)
100	(3,035)	(577)
Static	—	—
(100)	(131)	1,410
(200)	(261)	2,820

The Company is slightly liability sensitive at March 31, 2008 to increases or decreases in rates. A decrease in interest rates will have little impact on net interest income. Increases in interest rates will cause larger decreases in net interest income than in the declining rate environment. The Company’s average life of the investment portfolio has lengthened slightly and the Company’s loan portfolio has grown with a slightly higher percentage of total loans being fixed rate as compared to 2007. These scenarios cause interest income from these assets to be less sensitive to rate changes because they reprice less frequently. The Company also has a greater percentage of interest expense from overnight liabilities. This contributes to liabilities repricing more frequently and becoming more sensitive to rate changes than assets. The Company is positioned with the current low rate environment to be very neutral to further interest rate decreases over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a Board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $27.1 million as of March 31, 2008 compared to $43.9 million as of December 31, 2007.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of March 31, 2008 and December 31, 2007.

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company also has foreign currency risks as a result of foreign exchange contracts. See Note 7 “Commitments, Contingencies and Guarantees” in the notes to the Condensed Consolidated Financial Statements.

Credit Risk Management

Credit risk represents the risk that a customer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards. The Company has an internal loan review staff that operates independently of the affiliate banks. This review team performs periodic examinations of each bank’s loans for credit quality, documentation and loan administration. The respective regulatory authority of each affiliate bank also reviews loan portfolios.

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $1.5 million at March 31, 2008, as compared to December 31, 2007.

The Company had $1.4 million of other real estate owned as of March 31, 2008 compared to $1.2 million as of December 31, 2007. Loans past due more than 90 days totaled $3.6 million as of March 31, 2008, compared to $2.9 million as of December 31, 2007.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $143,000 of restructured loans at March 31, 2008 and $144,000 at December 31, 2007.

TABLE 10

LOAN QUALITY (dollars in thousands)

	March 31, 2008		December 31, 2007
Nonaccrual loans	$4,911		$6,437
Restructured loans	143		144

Total nonperforming loans	5,054		6,581
Other real estate owned	1,380		1,151

Total nonperforming assets	$6,434		$7,732

Loans past due 90 days or more	$3,634		$2,922
Allowance for Loan Losses	$47,481		$45,986
Ratios
Nonperforming loans as a percent of loans	0.12%		0.17%
Nonperforming assets as a percent of loans plus other real estate owned	0.16%		0.20%
Nonperforming assets as a percent of total assets	0.07%		0.08%
Loans past due 90 days or more as a percent of loans	0.09%		0.07%
Allowance for loan losses as a percent of loans	1.15%		1.17%
Allowance for loan losses as a multiple of nonperforming loans	9.39	x	6.99	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $3.0 billion of high-quality investment securities. Investment securities with a market value of $2.9 billion at March 31, 2008 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2008 was $2.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

PART II – OTHER INFORMATION

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

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2008.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2008	15,633	$37.52	15,633	1,146,642
February 1-February 29, 2008	30,798	39.97	30,798	1,115,844
March 1-March 31, 2008	438,633	38.25	438,633	677,211

Total	485,064	$38.33	485,064	677,211

On April 24, 2007 the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 24, 2008. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 22, 2008 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 22, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, restated as of April 22, 2008 incorporated by reference to Exhibit 3.(ii).2 to the Company’s Current Report on Form 8-K dated April 22, 2008, and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Employment termination agreement between the Company and James C. Thompson dated January 10, 2008.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Senior Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)

Date: May 8, 2008