Form 10-Q
period 2008-06-30
UMB FINANCIAL CORP
filed 2008-08-07
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of July 31, 2008, UMB Financial Corporation had 40,928,598 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Loans:	$4,106,078	$3,917,125
Allowance for loan losses	(48,101)	(45,986)

Net loans	4,057,977	3,871,139

Loans held for sale	17,611	12,240
Investment Securities:
Available for sale	2,915,559	3,385,952
Held to maturity (market value of $39,960 and $42,209, respectively)	39,015	37,658
Federal Reserve Bank stock and other	19,263	19,287
Trading securities	62,972	43,883

Total investment securities	3,036,809	3,486,780

Federal funds sold and securities purchased under agreements to resell	510,965	712,012
Cash and due from banks	658,218	806,600
Bank premises and equipment, net	225,942	235,528
Accrued income	58,679	62,021
Goodwill	94,512	94,512
Other intangibles	16,360	16,463
Other assets	129,449	45,664

Total assets	$8,806,522	$9,342,959

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,088,221	$2,094,422
Interest-bearing demand and savings	2,831,851	2,959,109
Time deposits under $100,000	830,114	852,837
Time deposits of $100,000 or more	605,233	644,434

Total deposits	6,355,419	6,550,802
Federal funds purchased and repurchase agreements	1,204,136	1,734,749
Short-term debt	215,378	33,753
Long-term debt	34,449	36,032
Accrued expenses and taxes	64,968	76,362
Other liabilities	15,159	20,687

Total liabilities	7,889,509	8,452,385

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, 40,935,097 and 41,327,624 shares outstanding, respectively	55,057	55,057
Capital surplus	705,136	702,914
Retained earnings	473,998	430,824
Accumulated other comprehensive income	12,573	12,246
Treasury stock, 14,121,633 and 13,729,106 shares, at cost, respectively	(329,751)	(310,467)

Total shareholders’ equity	917,013	890,574

Total liabilities and shareholders’ equity	$8,806,522	$9,342,959

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans	$58,710	$68,313	$123,351	$134,414
Securities:
Taxable interest	25,329	23,206	52,792	47,948
Tax-exempt interest	6,591	6,126	13,205	12,153

Total securities income	31,920	29,332	65,997	60,101
Federal funds and resell agreements	1,375	4,126	5,463	11,332
Trading securities and other	335	666	646	1,263

Total interest income	92,340	102,437	195,457	207,110

INTEREST EXPENSE
Deposits	20,845	28,961	48,795	57,779
Federal funds and repurchase agreements	5,001	15,985	15,283	34,340
Short-term debt	65	177	157	280
Long-term debt	418	459	834	892

Total interest expense	26,329	45,582	65,069	93,291

Net interest income	66,011	56,855	130,388	113,819
Provision for loan losses	4,850	2,000	7,850	3,500

Net interest income after provision for loan losses	61,161	54,855	122,538	110,319

NONINTEREST INCOME
Trust and securities processing	33,132	28,954	64,363	56,242
Trading and investment banking	6,350	5,555	11,864	10,394
Service charges on deposits	20,935	20,686	41,557	39,574
Insurance fees and commissions	937	955	2,077	1,631
Brokerage fees	2,147	1,987	4,241	4,065
Bankcard fees	11,708	9,900	22,428	19,296
Gains (losses) on sale of securities available for sale, net	29	(7)	411	2
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	8,875	—
Other	3,750	4,296	8,161	7,810

Total noninterest income	78,988	72,326	163,977	139,014

NONINTEREST EXPENSE
Salaries and employee benefits	55,100	49,908	110,144	101,099
Occupancy, net	7,762	7,640	15,409	14,754
Equipment	13,188	13,068	26,471	26,425
Supplies and services	6,065	5,794	11,926	11,513
Marketing and business development	4,459	4,157	8,349	7,694
Processing fees	8,967	7,131	16,643	13,777
Legal and consulting	1,831	1,941	2,934	3,466
Bankcard	2,618	2,844	5,475	5,435
Amortization of other intangibles	733	734	1,454	1,469
Covered litigation provision	—	—	(4,023)	—
Other	5,642	5,121	10,812	10,115

Total noninterest expense	106,365	98,338	205,594	195,747

Income before income taxes	33,784	28,843	80,921	53,586
Income tax provision	10,060	8,780	24,841	16,199

NET INCOME	$23,724	$20,063	$56,080	$37,387

PER SHARE DATA
Net income – basic	$0.58	$0.48	$1.37	$0.89
Net income – diluted	0.58	0.48	1.36	0.89
Dividends	0.17	0.14	0.32	0.28

Weighted average shares outstanding	40,657,351	41,857,515	40,817,350	41,944,564

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2007	$55,057	$699,794	$380,464	$(17,259)	$(269,181)	$848,875
Comprehensive income
Net income	—	—	37,387	—	—	37,387
Change in unrealized losses on securities	—	—	—	(5,599)	—	(5,599)

Total comprehensive income						31,788
Cash dividends ($0.28 per share)	—	—	(11,803)	—	—	(11,803)
Purchase of treasury stock	—	—	—	—	(10,739)	(10,739)
Issuance of equity awards	—	(898)	—	—	1,035	137
Recognition of equity based compensation	—	1,419	—	—	—	1,419
Sale of treasury stock	—	149	—	—	94	243
Exercise of stock options	—	152	—	—	356	508

Balance – June 30, 2007	$55,057	$700,616	$406,048	$(22,858)	$(278,435)	$860,428

Balance – January 1, 2008	$55,057	702,914	430,824	12,246	(310,467)	890,574
Comprehensive income
Net income	—	—	56,080	—	—	56,080
Change in unrealized gains on securities	—	—	—	327	—	327

Total comprehensive income						56,407
Cash dividends ($0.32 per share)	—	—	(12,906)	—	—	(12,906)
Purchase of treasury stock	—	—	—	—	(21,158)	(21,158)
Issuance of equity awards	—	(814)	—	—	954	140
Recognition of equity based compensation	—	2,020	—	—	—	2,020
Net tax benefit related to equity compensation plans	—	320	—	—	—	320
Sale of treasury stock	—	184	—	—	94	278
Exercise of stock options	—	512	—	—	826	1,338

Balance – June 30, 2008	$55,057	$705,136	$473,998	$12,573	$(329,751)	$917,013

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net Income	$56,080	$37,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,850	3,500
Depreciation and amortization	18,606	18,628
Deferred income tax benefit	(45)	(1,538)
Net increase in trading securities and other earning assets	(19,089)	(2,481)
Gains on sale of securities available for sale	(411)	(2)
(Gains) losses on sale of assets	(302)	9
Amortization of securities premiums, net of discount accretion	3,125	(2,715)
Net increase in loans held for sale	(5,371)	(170)
Issuance of equity awards	140	137
Equity based compensation	2,020	1,419
Decrease in covered litigation provision	(4,023)	—
Changes in:
Accrued income	3,342	(1,466)
Accrued expenses and taxes	(11,394)	(1,754)
Other assets and liabilities, net	(86,183)	(6,385)

Net cash (used in) provided by operating activities	(35,655)	44,569

Investing Activities
Proceeds from maturities of securities held to maturity	6,587	7,304
Proceeds from sales of securities available for sale	56,406	137
Proceeds from maturities of securities available for sale	1,656,259	1,145,511
Purchases of securities held to maturity	(7,910)	(5,182)
Purchases of securities available for sale	(1,244,469)	(625,010)
Net increase in loans	(164,549)	(208,421)
Net decrease in fed funds and resell agreements	201,047	483,456
Net change in unsettled securities transactions	957	(23,969)
Purchases of bank premises and equipment	(7,678)	(13,239)
Net cash paid for acquisition of loans	(31,720)	(689)
Proceeds from sales of bank premises and equipment	414	137

Net cash provided by investing activities	465,344	760,035

Financing Activities
Net decrease in demand and savings deposits	(133,459)	(364,737)
Net decrease in time deposits	(61,924)	(145,732)
Net decrease in fed funds and repurchase agreements	(530,613)	(365,531)
Net change in short-term debt	181,625	(5,235)
Proceeds from long-term debt	1,200	980
Repayment of long-term debt	(2,783)	(3,212)
Cash dividends	(12,895)	(11,429)
Net tax benefit related to equity compensation plans	320	—
Proceeds from exercise of stock options and sales of treasury shares	1,616	751
Purchases of treasury stock	(21,158)	(10,739)

Net cash used in financing activities	(578,071)	(904,884)

Decrease in cash and due from banks	(148,382)	(100,280)
Cash and due from banks at beginning of period	806,600	531,188

Cash and due from banks at end of period	$658,218	$430,908

Supplemental Disclosures:
Income taxes paid	$24,053	$15,612
Total interest paid	71,148	94,153

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

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

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the diluted effect of 449,647 and 274,656 shares issuable under options granted by the Company at June 30, 2008 and 2007, respectively. Diluted year-to-date income per share includes the dilutive effect of 359,798 and 266,801 shares issuable upon the exercise of stock options granted by the Company at June 30, 2008 and 2007, respectively.

Options issued under employee benefit plans to purchase 194,428 and 498,100 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

Business Combinations In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. The purpose of this statement is to improve the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also retains from the original pronouncement, SFAS 141, the requirement that the acquisition method (purchase method) be used in all business combinations and the guidance for identifying and recognizing intangible assets separately from goodwill. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this Statement before that date. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It eliminates the former minority interest presentation. This statement also requires that the parent recognizes a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

4.	Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Commercial, financial, and agricultural	$1,974,137	$1,769,505
Real estate construction	88,824	83,292
Consumer	661,639	795,826
Real estate	1,375,434	1,262,389
Leases	6,044	6,113

Total loans	4,106,078	3,917,125
Loans held for sale	17,611	12,240

Total loans and loans held for sale	$4,123,689	$3,929,365

This table is an analysis of the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning allowance – April 1 and January 1	$47,481	$44,763	$45,986	$44,926
Additions (deductions):
Charge-offs	(5,322)	(2,558)	(8,252)	(5,198)
Recoveries	1,092	1,043	2,517	2,020

Net charge-offs	(4,230)	(1,515)	(5,735)	(3,178)

Provision charged to expense	4,850	2,000	7,850	3,500

Ending allowance – June 30	$48,101	$45,248	$48,101	$45,248

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the three months ended June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Total impaired loans as of June 30 and December 31	$6,983	$5,617
Amount of impaired loans which have a related allowance	1,974	798
Amount of related allowance	569	433
Remaining impaired loans with no allowance	5,009	4,819
Average recorded investment in impaired loans during the period	5,550	5,798

5.	Securities

Investment securities available for sale which are recorded at fair value consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Available for sale
U.S. Treasuries	$408,251	$432,032
U.S. Agencies	743,654	1,169,969
State and political subdivisions	706,716	734,507
Mortgage backed	1,056,938	1,049,444

Total available for sale	$2,915,559	$3,385,952

Investment securities held to maturity which are recorded at amortized cost consist of the following (in thousands):

	June 30, 2008	December 31, 2007
State and political subdivisions	$39,015	$37,658

6.	Other Comprehensive Income

The Company’s only component of other comprehensive income for the three and six months ended June 30, 2008 and 2007 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Change in unrealized holding (losses) gains, net	$(37,176)	$(20,612)	$938	$(8,868)
Less: Reclassification adjustments for (gains) losses included in income	(29)	7	(411)	(2)

Net unrealized holding (losses) gains	(37,205)	(20,605)	527	(8,870)
Income tax benefit (expense)	13,642	7,586	(200)	3,271

Other comprehensive (loss) income	$(23,563)	$(13,019)	327	(5,599)

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

7.	Commitments, Contingencies and Guarantees

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, and futures contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments. Many of the commitments expire without being drawn upon, therefore, the total amount of these commitments does not necessarily represent the future cash requirements of the Company.

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30, 2008	December 31, 2007
Commitments to extend credit for loans (excluding credit card loans)	$1,326,167	$1,302,101
Commitments to extend credit under credit card loans	1,059,513	1,013,317
Commercial letters of credit	5,079	6,155
Standby letters of credit	279,120	291,661
Futures contracts	41,400	14,900
Forward foreign exchange contracts	3,948	10,295
Spot foreign exchange contracts	14,814	17,475

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

8.	Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on allocation methodologies in effect at June 30, 2008, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

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

Banking Services provides products and services mainly to the Company’s correspondent bank customer network in the Midwest. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Federal funds transactions. Banking Services includes the bank dealer function in which competitive and negotiated underwritings of municipal securities as well as underwritings of government agency securities are performed.

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

Asset Management provides a full spectrum of investment advisory, trust, and custody services to both personal and institutional clients of the Company, focusing on estate planning, trust, retirement planning and investment management and private banking services. The Company’s investment advisory services provided to the Company’s proprietary funds, the UMB Scout Funds, are also included in this segment. Corporate trust services include serving as corporate and municipal bond trustee, serving as the paying agent/registrar for issued bonds and notes, and providing escrow services.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2008	2007	2008	2007
Net interest income	$13,617	$14,471	$21,570	$16,206
Provision for loan losses	2,141	1,300	47	—
Noninterest income	645	1,027	17,023	15,928
Noninterest expense	8,532	7,096	22,357	20,750

Income before income taxes	$3,589	$7,102	$16,189	$11,384

Average assets	$3,192,000	$2,830,000	$97,000	$69,000
Depreciation and amortization	425	447	2,705	2,456
Expenditures for additions to premises and equipment	66	560	379	2,772

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Banking Services		Consumer Services
	2008	2007	2008	2007
Net interest income	$1,051	$844	$25,134	$23,760
Provision for loan losses	—	—	2,634	700
Noninterest income	7,795	6,215	17,805	17,333
Noninterest expense	8,724	7,204	38,043	39,631

Income (loss) before income taxes	$122	$(145)	$2,262	$762

Average assets	$124,000	$128,000	$1,144,000	$1,347,000
Depreciation and amortization	412	374	4,178	4,263
Expenditures for additions to premises and equipment	39	422	3,245	4,703

	Asset Management		Fund Services
	2008	2007	2008	2007
Net interest income	$2,143	$1,819	$1,545	$(85)
Provision for loan losses	28	—	—	—
Noninterest income	24,482	22,452	12,530	9,488
Noninterest expense	19,170	16,592	10,804	8,139

Income before income taxes	$7,427	$7,679	$3,271	$1,264

Average assets	$115,000	$70,000	$36,000	$34,000
Depreciation and amortization	813	841	444	460
Expenditures for additions to premises and equipment	369	918	263	396

	Treasury and Other Adjustments		Total Consolidated Company
	2008	2007	2008	2007
Net interest income	$951	$(160)	$66,011	$56,855
Provision for loan losses	—	—	4,850	2,000
Noninterest income	(1,292)	(117)	78,988	72,326
Noninterest expense	(1,265)	(1,074)	106,365	98,338

Income before income taxes	$924	$797	$33,784	$28,843

Average assets	$3,842,000	$3,450,000	$8,550,000	$7,928,000
Depreciation and amortization	342	375	9,319	9,216
Expenditures for additions to premises and equipment	243	602	4,604	10,373

	Six Months Ended June 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2008	2007	2008	2007
Net interest income	$28,909	$28,087	$41,700	$32,379
Provision for loan losses	3,223	2,275	76	—
Noninterest income	1,139	1,425	33,395	31,492
Noninterest expense	16,877	14,407	44,046	40,986

Income before income taxes	$9,948	$12,830	$30,973	$22,885

Average assets	$3,132,000	$2,799,000	$88,000	$64,000
Depreciation and amortization	914	945	5,372	4,938
Expenditures for additions to premises and equipment	137	575	701	2,794

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Banking Services		Consumer Services
	2008	2007	2008	2007
Net interest income	$2,079	$1,695	$49,879	$48,442
Provision for loan losses	—	—	4,506	1,225
Noninterest income	16,478	12,806	35,318	32,578
Noninterest expense	17,007	15,023	75,893	77,975

Income before income taxes	$1,550	$(522)	$4,798	$1,820

Average assets	$129,000	$129,000	$1,179,000	$1,355,000
Depreciation and amortization	769	766	8,368	8,596
Expenditures for additions to premises and equipment	63	450	5,425	6,404

	Asset Management		Fund Services
	2008	2007	2008	2007
Net interest income	$4,015	$3,527	$2,808	$13
Provision for loan losses	45	—	—	—
Noninterest income	47,397	43,800	24,767	18,126
Noninterest expense	36,750	33,429	20,030	16,070

Income before income taxes	$14,617	$13,898	$7,545	$2,069

Average assets	$106,000	$60,000	$36,000	$33,000
Depreciation and amortization	1,610	1,710	834	936
Expenditures for additions to premises and equipment	620	1,130	324	407

	Treasury and Other Adjustments		Total Consolidated Company
	2008	2007	2008	2007
Net interest income	$998	$(324)	$130,388	$113,819
Provision for loan losses	—	—	7,850	3,500
Noninterest income	5,483	(1,213)	163,977	139,014
Noninterest expense	(5,009)	(2,143)	205,594	195,747

Income before income taxes	$11,490	$606	$80,921	$53,586

Average assets	$3,950,000	$3,599,000	$8,620,000	$8,039,000
Depreciation and amortization	739	736	18,606	18,627
Expenditures for additions to premises and equipment	408	1,479	7,678	13,239

9.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	62,972	28,304	34,668	—
Available for sale securities	2,915,559	1,151,905	1,763,654	—

Total	2,978,531	1,180,209	1,798,322	—

10.	FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and have received notice from the FDIC that their remaining share of the credit is approximately $3.6 million at June 30, 2008. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing of the one-time credit may change.

11.	Visa

During the fourth quarter of 2007, the Company recorded a $4.6 million litigation provision based on an estimate of its contingent indemnification liability associated with the covered litigation of Visa, Inc. In March of 2008, Visa, Inc. completed an initial public offering. With the funds received in this offering, Visa, Inc. conducted a mandatory redemption of a portion of its class B common stock and funded a $3.0 billion dollar escrow account to fund claims resulting from the covered litigation. The Company recorded an $8.9 million gain for cash received from the mandatory redemption. Additionally, the Company recorded $4.0 million for its proportional share of the escrow account funds. The Company has presented the contingent indemnification liability net of the escrowed funds as a component of other liabilities on the Condensed Consolidated Balance Sheet. These entries have also been clearly disclosed on separate line items on the Condensed Consolidated Statement of Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and six-month periods ended June 30, 2008. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During the second quarter of 2008, progress on this strategy was illustrated by an increase in net interest income of 16.1 percent from the previous year. By optimizing its balance sheet, the Company has increased average earning assets and net interest margin in a declining rate environment. Average earning assets increased by $565.8 million, or 8.1 percent, as compared to the second quarter of 2007. This earning asset growth was attributable to an average securities growth of $402.0, or 14.6 percent, and an average loan growth of $219.9 million, or 5.6 percent. On a tax equivalent basis, net interest spread increased by 69 basis points and net interest margin increased by 28 basis points as compared to the second quarter of 2007.

The second strategy is to grow the Company’s fee-based businesses. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the second quarter of 2008, noninterest income increased $6.7 million, or 9.2 percent, as compared to the same period of 2007. The Company continues to emphasize its asset management, bankcard services, health care services, and payments businesses. The focus in asset management continues to show improvement and is discussed in the fourth strategy below. In particular, during the second quarter of 2008, the increase in noninterest income is attributable to higher trust and securities processing income and continued improvement in bankcard fees. Trust and securities processing increased $4.2 million, or 14.4 percent, for the three months ended June 30, 2008 as compared to the same period in 2007. This increase was primarily due to the increase in fund administration and distribution services and the increase in total assets under management for the UMB Scout Funds as discussed in the fourth strategy below. Bankcard fees increased $1.8 million, or 18.3 percent, for the three months ended June 30, 2008 as compared to the same period in 2007 due to increased credit card transaction volume. Credit card transaction volume for the second quarter of 2008 totaled $308.0 million compared to $260.4 million for the same period in 2007. The Company also continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers.

The third strategy is a focus on the retail distribution network. At June 30, 2008, the Company had 135 branches. Repositioning and increasing utilization of our regional distribution network remains a priority. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in a year-to-date average deposits increase of $585.8 million, or 10.4 percent, over the same period in 2007.

The fourth strategy is to strengthen the asset management business of the Company. In particular, the focus is to continue growing the UMB Scout Funds (which are a family of proprietary mutual funds managed by a subsidiary of the Company) by adding and offering new products, achieving strong performance, and leveraging distribution networks. The Company continues to develop an investment advisory model. To that end, the Company will continue to evolve proprietary and non-proprietary products and services to support this approach. In addition, the Company continues to integrate private banking, wealth solutions, and brokerage capabilities for our customer base. Total assets under management increased 7.6 percent to $11.3 billion at June 30, 2008, from $10.5 billion at June 30, 2007. Leading this growth is the Company’s proprietary family of mutual funds, which continue to play a key role. Total assets under management for the UMB Scout Funds were $6.2 billion at June 30, 2008 as compared to $5.4 billion at June 30, 2007, an increase of $0.9 billion or 16.7 percent. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income.

The fifth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth; analyze acquisition opportunities that make sense strategically, financially, operationally, and culturally; and focus on returning capital to shareholders. The Company repurchased 51,770 shares of common stock at an average price of $49.52 per share during the second quarter of 2008. This repurchase coupled with the repurchase in the first quarter of 2008 results in a year-to-date repurchase of 536,834 shares of common stock at an average price of $39.41 per share for a total cost of $21.2 million. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At June 30, 2008, the Company had a total risk-based capital ratio of 14.01 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

Earnings Summary

The Company recorded consolidated net income of $23.7 million for the three-month period ended June 30, 2008 compared to $20.1 million for the same period a year earlier. This represents an 18.2 percent increase over the three-month period ended June 30, 2007. Basic earnings per share for the second quarter of 2008 were $0.58 per share ($0.58 per share fully-diluted) compared to $0.48 per share ($0.48 per share fully-diluted) for the second quarter of 2007. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2008 were 1.12 and 10.37 percent, respectively, as compared to 1.02 and 9.32 percent for the three-month period ended June 30, 2007.

The Company recorded consolidated net income of $56.1 million for the six-month period ended June 30, 2008 compared to $37.4 million for the same period a year earlier. This represents a 50.0 percent increase over the six-month period ended June 30, 2007. Basic earnings per share for the six-month period ended June 30, 2008 were $1.37 per share ($1.36 per share fully-diluted) compared to $0.89 per share ($0.89 per share fully-diluted) for the period in 2007. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2008 were 1.31 and 12.25 percent, respectively, as compared to 0.94 and 8.76 percent for the same period in 2007.

Net interest income for the three and six-month periods ended June 30, 2008 increased 16.1 percent and 14.6 percent, respectively, as compared to the same periods in 2007. The Company has increased average earning assets and net interest margin in a declining rate environment. For the three and six-month periods ended June 30, 2008, average earning assets increased by $565.8 million, or 8.1 percent, and $522.8 million, or 7.3 percent, as compared to the same periods in 2007. Net interest margin, on a tax-equivalent basis, increased to 3.71 percent and 3.60 percent for the three and six months ended June 30, 2008 as compared to 3.43 percent and 3.37 percent for the same periods in 2007.

The provision for loan losses increased by $2.9 million and $4.4 million for the three and six-month periods ended June 30, 2008, as compared to the same periods in 2007. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the increased provision, the allowance for loan losses as a percentage of total loans slightly increased by 3 basis points to 1.17 percent as of June 30, 2008 as compared to June 30, 2007. Management calculates a range in determining the appropriate level of allowance for loan losses. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2007 Annual Report of Form 10-K.

Noninterest income increased by $6.7 million, or 9.2 percent, for the three-month period ended June 30, 2008, and increased by $25.0 million, or 18.0 percent, for the six-month period ended June 30, 2008, as compared to the same periods one year ago. For the three and six-month periods, the increases are primarily due to increases in trust and securities processing income and continued improvement in bankcard fees. For the six-month period, these contributors were coupled with the impact from the Visa transaction. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $8.0 million, or 8.2 percent, for the three-month period ended June 30, 2008, and increased by $9.8 million, or 5.0 percent, for the six-month period ended June 30, 2008, as compared to the same periods in 2007. For the three and six-month periods, the increases were primarily due to increases in salaries and employee benefits, and processing fees. For the six-month period, these contributors were coupled with the impact from the Visa transaction. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended June 30, 2008, net interest income increased $9.2 million, or 16.1 percent, as compared to the same period in 2007. For the six-month period ended June 30, 2008, net interest income increased $16.6 million, or 14.6 percent, as compared to the same period in 2007.

Table 1 shows the impact of earning asset rate changes as compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. The Company has been able to improve net interest spreads and net interest margin. As illustrated on this table, net interest spread for the three and six months ended June 30, 2008 increased by 69 basis points and 56 basis points and overall net interest margin increased by 28 basis points and 23 basis points, as compared to the same periods in 2007. These results are primarily due to the interest-bearing liabilities repricing quicker than the earning assets, coupled with the contribution from noninterest-bearing demand deposits (free funds). For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 4.91 percent for the three-month period ended June 30, 2008 and 5.89 percent for the same period in 2007.

	Three Months Ended June 30,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,138,271	5.71%	$3,918,415	7.00%
Securities:
Taxable	2,349,393	4.34	1,975,785	4.71
Tax-exempt	762,667	5.29	708,503	5.05

Total securities	3,112,060	4.57	2,684,288	4.80
Federal funds and resell agreements	251,372	2.20	307,503	5.38
Trading securities and other	41,566	3.41	67,305	4.14

Total earning assets	7,543,269	5.11	6,977,511	6.05
Allowance for loan losses	(48,879)		(44,965)
Other assets	1,055,688		995,491

Total assets	$8,550,078		$7,928,037

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,311,905	1.94%	$3,811,967	3.05%
Federal funds and repurchase agreements	1,203,088	1.67	1,309,594	4.90
Borrowed funds	48,147	4.03	51,166	4.99

Total interest-bearing liabilities	5,563,140	1.90	5,172,727	3.53
Noninterest-bearing demand deposits	1,968,295		1,799,376
Other liabilities	98,652		92,829
Shareholders’ equity	919,991		863,105

Total liabilities and shareholders’ equity	$8,550,078		$7,928,037

Net interest spread		3.21%		2.52%
Net interest margin		3.71		3.43

	Six Months Ended June 30,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,109,000	6.04%	$3,892,891	6.97%
Securities:
Taxable	2,371,806	4.48	2,055,414	4.70
Tax-exempt	764,538	5.25	705,629	5.06

Total securities	3,136,344	4.66	2,761,043	4.79
Federal funds and resell agreements	378,522	2.90	423,775	5.39
Trading securities and other	40,879	3.44	64,251	4.10

Total earning assets	7,664,745	5.31	7,141,960	6.01
Allowance for loan losses	(47,943)		(44,972)
Other assets	1,003,266		941,773

Total assets	$8,620,068		$8,038,761

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,328,435	2.27%	$3,852,331	3.02%
Federal funds and repurchase agreements	1,324,614	2.32	1,402,826	4.94
Borrowed funds	48,736	4.09	48,723	4.85

Total interest-bearing liabilities	5,701,785	2.29	5,303,880	3.55
Noninterest-bearing demand deposits	1,899,165		1,789,445
Other liabilities	98,309		85,089
Shareholders’ equity	920,809		860,347

Total liabilities and shareholders’ equity	$8,620,068		$8,038,761

Net interest spread		3.02%		2.46%
Net interest margin		3.60		3.37

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest free funds (total earning assets less interest-bearing liabilities) increased $175.3 million for the three-month period ended June 30, 2008 as compared to the same period in 2007 and increased $124.9 million for the six-month period ended June 30, 2008 as compared to the same period in 2007, the benefit from interest free funds declined by 41 basis points from the three months ended June 30, 2007 and declined by 33 basis points from the six months ended June 30, 2007 due to the decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2008 vs 2007			Six Months Ended June 30, 2008 vs 2007
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$3,080	$(12,683)	$(9,603)	$6,592	$(17,655)	$(11,063)
Securities:
Taxable	3,984	(1,861)	2,123	7,142	(2,298)	4,844
Tax-exempt	296	169	465	734	318	1,052
Federal funds sold and resell agreements	(308)	(2,443)	(2,751)	(650)	(5,219)	(5,869)
Trading securities and other	(212)	(119)	(331)	(300)	(317)	(617)

Interest income	6,840	(16,937)	(10,097)	13,518	(25,171)	(11,653)
Change in interest incurred on:
Interest-bearing deposits	2,402	(10,518)	(8,116)	5,410	(14,394)	(8,984)
Federal funds purchased and repurchase agreements	(445)	(10,539)	(10,984)	(898)	(18,159)	(19,057)
Borrowed funds	(30)	(123)	(153)	—	(181)	(181)

Interest expense	1,927	(21,180)	(19,253)	4,512	(32,734)	(28,222)

Net interest income	$4,913	$4,243	$9,156	$9,006	$7,563	$16,569

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change		2008	2007	Change
Average earning assets	$7,543,269	$6,977,511	$565,758		$7,664,745	$7,141,960	$522,785
Average interest-bearing liabilities	5,563,140	5,172,727	390,413		5,701,785	5,303,880	397,905

Average interest free funds	$1,980,129	$1,804,784	$175,345		$1,962,960	$1,838,080	$124,880

Free funds ratio (free funds to earning assets)	26.25%	25.87%	0.38%		25.61%	25.74%	(0.13	) %

Tax-equivalent yield on earning assets	5.11%	6.05%	(0.94	) %	5.31%	6.01%	(0.70	) %
Cost of interest-bearing liabilities	1.90	3.53	(1.63)		2.29	3.55	(1.26)

Net interest spread	3.21%	2.52%	0.69%		3.02%	2.46%	0.56%
Benefit of interest free funds	0.50	0.91	(0.41)		0.58	0.91	(0.33)

Net interest margin	3.71%	3.43%	0.28%		3.60%	3.37%	0.23%

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

Based on the factors above, management of the Company expensed $4.9 million and $7.9 million related to the provision for loan losses for the three and six-month periods ended June 30, 2008, as compared to $2.0 million and $3.5 million for the same periods in 2007. As illustrated in Table 3 below, the ALL slightly increased to 1.17 percent of total loans as of June 30, 2008 as compared to 1.14 percent of total loans as of the same period in 2007.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2008 and 2007 and for the year ended December 31, 2007. Net charge-offs were $5.7 million for the first six months of 2008 as compared to $3.2 million for the same period in 2007. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Six Months Ended June 30,	Year Ended December 31,
2008	2007	2007
Allowance-January 1	$45,986	$44,926	$44,926
Provision for loan losses	7,850	3,500	9,333

Charge-offs:
Commercial	(2,558)	(353)	(2,615)
Consumer:
Bankcard	(3,660)	(2,955)	(5,684)
Other	(2,034)	(1,876)	(3,857)
Real estate	—	(14)	(318)

Total charge-offs	(8,252)	(5,198)	(12,474)

Recoveries:
Commercial	707	462	1,046
Consumer:
Bankcard	577	522	1,107
Other	1,219	1,035	2,032
Real estate	14	1	16

Total recoveries	2,517	2,020	4,201

Net charge-offs	(5,735)	(3,178)	(8,273)

Allowance-end of period	48,101	45,248	45,986

Average loans, net of unearned interest	$4,091,517	$3,877,990	$3,888,149
Loans at end of period, net of unearned interest	4,106,078	3,958,178	3,917,125
Allowance to loans at end of period	1.17%	1.14%	1.17%
Allowance as a multiple of net charge-offs	4.17	x	7.06	x	5.56	x
Net charge-offs to:
Provision for loan losses	73.06%	90.80%	88.64%
Average loans	0.28	0.17	0.21

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

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Trust and securities processing	$33,132	$28,954	$4,178	14.43%
Trading and investment banking	6,350	5,555	795	14.31
Service charges on deposits	20,935	20,686	249	1.20
Insurance fees and commissions	937	955	(18)	(1.88)
Brokerage fees	2,147	1,987	160	8.05
Bankcard fees	11,708	9,900	1,808	18.26
Gains (losses) on sale of securities available for sale, net	29	(7)	36	>100.00
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	—	—
Other	3,750	4,296	(546)	(12.71)

Total noninterest income	$78,988	$72,326	$6,662	9.21%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Trust and securities processing	$64,363	$56,242	$8,121	14.44%
Trading and investment banking	11,864	10,394	1,470	14.14
Service charges on deposits	41,557	39,574	1,983	5.01
Insurance fees and commissions	2,077	1,631	446	27.35
Brokerage fees	4,241	4,065	176	4.33
Bankcard fees	22,428	19,296	3,132	16.23
Gains on sale of securities available for sale, net	411	2	409	>100.00
Gain on mandatory redemption of Visa, Inc. class B common stock	8,875	—	8,875	100.00
Other	8,161	7,810	351	4.49

Total noninterest income	$163,977	$139,014	$24,963	17.96%

Quarter-To-Date

Fee-based, or noninterest income (summarized in Table 4), increased by $6.7 million, or 9.2 percent, during the three months ended June 30, 2008, as compared to the same period in 2007. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees as compared to the same period last year was primarily attributable to $3.0 million in fee income related to the fund administration and custody services of mutual funds and $1.5 million in trust fee income, specifically related to the Company’s investment advisor group. Total assets under management increased 10.5 percent to $11.6 billion at June 30, 2008, from $10.5 billion at June 30, 2007. Leading this growth is the Company’s proprietary family of mutual funds, which continue to play a key role. Total assets under management for the UMB Scout Funds were $6.3 billion at June 30, 2008 as compared to $5.4 billion at June 30, 2007, an increase of $0.9 million or 16.7 percent. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

Bankcard fees increased by $1.8 million for the three months ended June 30, 2008, primarily due to increased credit card transaction volume.

Year-To-Date

Noninterest income (summarized in Table 4), increased by $25.0 million, or 18.0 percent, during the six months ended June 30, 2008, as compared to the same period in 2007. The majority of the increase is attributable to increases in trust and securities processing fees, bankcard fees, and the impact from the Visa transaction.

Trust and securities processing fees increased $8.1 million, or 14.4 percent, for the six-months ended June 30, 2008, as compared to the same period in 2007. The increase is primarily a result of fund administration and custody fees of $6.0 million, and additional fee income related to the UMB Scout Funds of $2.4 million.

Bankcard fees increased by $3.1 million for the six months ended June 30, 2008, primarily due to increased credit card transaction volume.

During the first quarter of 2008, the Company recognized a gain of $8.9 million on the mandatory redemption of Visa class B common stock. This gain was a direct result of Visa’s initial public offering and the Company’s membership in Visa prior to its change in ownership structure.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Salaries and employee benefits	$55,100	$49,908	$5,192	10.40%
Occupancy, net	7,762	7,640	122	1.60
Equipment	13,188	13,068	120	0.92
Supplies and services	6,065	5,794	271	4.68
Marketing and business development	4,459	4,157	302	7.26
Processing fees	8,967	7,131	1,836	25.75
Legal and consulting	1,831	1,941	(110)	(5.67)
Bankcard	2,618	2,844	(226)	(7.95)
Amortization of other intangibles	733	734	(1)	(0.14)
Covered litigation provision	—	—	—	—
Other	5,642	5,121	521	10.17

Total noninterest expense	$106,365	$98,338	$8,027	8.16%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Salaries and employee benefits	$110,144	$101,099	$9,045	8.95%
Occupancy, net	15,409	14,754	655	4.44
Equipment	26,471	26,425	46	0.17
Supplies and services	11,926	11,513	413	3.59
Marketing and business development	8,349	7,694	655	8.51
Processing fees	16,643	13,777	2,866	20.80
Legal and consulting	2,934	3,466	(532)	(15.35)
Bankcard	5,475	5,435	40	0.74
Amortization of other intangibles	1,454	1,469	(15)	(1.02)
Covered litigation provision	(4,023)	—	(4,023)	(100.00)
Other	10,812	10,115	697	6.89

Total noninterest expense	$205,594	$195,747	$9,847	5.03%

Noninterest expense increased by $8.0 million, or 8.2 percent, for the three months ended June 30, 2008, and $9.8 million, or 5.0 percent, for the six months ended June 30, 2008 as compared to the same periods in 2007. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $5.2 million, or 10.4 percent, for the three months ended June 30, 2008, and $9.0 million, 9.0 percent, for the six months ended June 30, 2008 as compared to the same periods in 2007. These increases are primarily due to a $3.8 million and a $6.2 million increase in commissions and bonuses and a $1.1 million and $2.2 million increase in employee salaries for the three and six months ended June 30, 2008, respectively. These increases are directly correlated to the Company’s improved product delivery, improved financial performance and the hiring of strategic personnel throughout the organization.

Processing fees increased $1.8 million, or 25.8 percent, for the three months ended June 30, 2008, as compared to the same period in 2007. These increases are a direct result of increased third party custodian fees related to international transactions from mutual fund clients and sub-transfer agency fees paid for the shareholder servicing of the UMB Scout Funds.

During the first quarter of 2008, the reduction of the covered litigation provision impacts the change over the six months ended June 30, 2008. This reduction was a direct result of Visa’s funding of a litigation escrow account with funds from its initial public offering. As a Visa member bank, the Company has reduced this provision in relationship to the Company’s member ownership proportion of Visa.

Income Tax Expense

The effective tax rate is 30.7 percent for the six months ended June 30, 2008, as compared to 30.2 percent for the same period in 2007. The increase in effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2008 as compared to 2007 and the one-time tax impact from the gain on the mandatory redemption of Visa stock. Management anticipates this tax rate will remain flat or drop slightly during the remainder of the year.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services (formerly Investment Services Group). Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance of individual business segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2008 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment
Commercial Banking & Lending	$3,589	$7,102	$9,948	$12,830
Payment and Technology Solutions	16,189	11,384	30,973	22,885
Banking Services	122	(145)	1,550	(522)
Consumer Services	2,262	762	4,798	1,820
Asset Management	7,427	7,679	14,617	13,898
Fund Services	3,271	1,264	7,545	2,069
Treasury and Other Adjustments	924	797	11,490	606

Total Consolidated Company	$33,784	$28,843	80,921	53,586

Commercial Banking and Lending’s net income before taxes for the first six months of 2008 decreased $2.9 million, or 22.5 percent, to $9.9 million. The decrease in net income was driven primarily by an increase in noninterest expense of $2.5 million, or 17.1 percent, from 2007, and an increase in the provision for loan losses of $0.9 million, or 41.7%. The non-interest expense increase was mostly attributable to a reclassification of thirty associates from Consumer Services to this segment. Provision has increased due to total loans in this segment increasing by $337.0 million, or 12.7%, and the softening in the economic environment. Management anticipates a soft economy and enhanced competition for commercial loans in 2008 and, therefore, expects continued pressure on income growth in this segment during the remainder of 2008.

Payment and Technology Solutions’ net income before taxes increased $8.1 million, or 35.4 percent, to $31.0 million for the first six months of 2008. The increase was primarily a result of a $9.3 million increase in net interest income as a result of increased deposit balances and enhanced margin. Noninterest income increased $1.9 million, or 6.0 percent, compared to 2007 due to healthcare services and commercial credit card product income. Noninterest expense increased $3.1 million, or 7.5 percent, compared to 2007 primarily from an increase in technology allocations driven by increased investments in technology by this segment. The Company has focused significant resources into creating and enhancing products and services to keep the Company in step with clients’ changing needs. Investments in technology have helped this segment focus on creating innovative solutions, and management anticipates these technologies will create efficiencies in the coming year.

Banking Services’ net income before taxes was $1.6 million for the first half of 2008. This was a $2.1 million increase from the first six months of 2007. The increase in net income before taxes was primarily attributable to an increase in noninterest income of $3.7 million, or 28.7 percent, from 2007. The volatile market conditions associated with the credit issues within the financial markets has led many customers to the relative safety of fixed income instruments, increasing trading revenue substantially in this segment for the first six months of 2008. During the second quarter of 2008, activity decreased significantly from the first quarter, although still above 2007 levels. Management expects trading activity to stabilize the remainder of 2008, but to improve over activity one year ago.

Consumer Services’ net income before taxes increased by $3.0 million to $4.8 million for the first six months of 2008 as compared to the same period in 2007. Net interest income increased by $1.4 million, primarily from a $61.6 million, or 16.0%, increase in demand deposits and a $40.0 million, or 20.7%, increase in the home equity line of credit loan portfolio. Noninterest income increased $2.7 million, primarily due to an increase in individual return item and overdraft activity, growth in credit card services income, and commissions from insurance sales. Noninterest expense decreased by $2.1 million, or 3.0 percent, and was primarily attributable to a decrease in salary expense from a reclassification of associates from this segment compared to the same period in 2007. Management believes Consumer Services’ ability to maintain or grow net interest income levels in 2008 will depend upon its ability to grow higher yielding consumer loans.

Asset Management’s net income before taxes for the six months ended June 30, 2008 was $14.6 million, an increase of $0.7 million from the same period in 2007. The increase in net income before taxes was primarily attributable to increases in noninterest income, offset by increases in noninterest expense. Noninterest income increased $3.6 million mostly due to fees associated with the UMB Scout Funds and corporate trust income. Noninterest expense increased $3.3 million because of higher shareholder servicing and other administration fees related to the UMB Scout Funds resulting from the increased asset base in the funds. Salaries and benefits were higher because of increased base salaries, increased commissions, and the addition of strategic sales associates in this segment. Net flows to the UMB Scout Funds were $660.0 million for the first half of 2008 compared to net outflows of $56.0 million for the same period in 2007. The collective group of UMB Scout Funds’ overall performance was very strong in 2007 and continues to be strong in 2008, leading to the increased flows in 2008. Management will continue to focus sales efforts to increase net flows to the UMB Scout Funds. Overall, the industry has seen net outflows to equity funds in the first half of 2008 due to the unstable equity markets. The ability of the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management. The assets under management in this segment are diversified across multiple asset classes with approximately 38 percent in the international class, 28 percent in the fixed income class, 19 percent in the U.S. large capital class, 9 percent in the short term investment class, and 6 percent in the small and middle capital class. Management believes this diversification helps provide protection against significant market changes in any one asset class. The revenues of the corporate trust business also remain strong as management continues to focus its efforts on growth of this line of business.

Fund Services’ net income before taxes increased $5.5 million, or 264.7 percent, in 2008 as compared to the first six months of 2007 due to both higher net interest margin and noninterest income, partially offset by greater noninterest expense. Net interest income increased $2.8 million year-to-date over 2007 as mutual fund managers increased money market deposits to over $450 million, despite lower rates, the extreme volatility of stock prices, and increased redemption needs. Noninterest income for the six months ended June 30, 2008 was $6.6 million, or 36.6 percent, higher than the same period in 2007 due in part to additions to the mutual fund and alternative investment client base and higher asset based fees. Approximately two-thirds of the increase represents increased custody fees related largely to increased international transaction volumes. Noninterest expense for the first six months of 2008 increased $4.0 million, or 24.6 percent over the same period in 2007. Higher third party custody fees related to international transactions account for over half of the increase. System costs increased as additional clients and enhancements were added. Salary and benefit expenses were also higher and reflected base salary increases as well as staffing additions to serve the segment’s expanded client base.

The net income before tax for the Treasury and Other category was $11.5 million for the first six months of 2008, compared to net income before tax of $0.6 million for the same period in 2007. Included in this segment was the gain on the mandatory redemption of Visa class B common stock and the reduction of the liability accrual related to the Company’s estimated share of Visa’s covered litigation. These items are discussed in “Noninterest Income” and “Noninterest Expense” on pages 23 and 24.

Balance Sheet Analysis

Total assets of the Company declined $536.4 million, or 5.7 percent, as of June 30, 2008 compared to December 31, 2007 and increased $772.5 million, or 9.6 percent, compared to June 30, 2007. The decrease in total assets from December to June is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund deposits. This trend caused a $426.3 million decrease in short-term agency securities during the first six months of the year. These decreases were offset by a $189.0 million, or 4.8 percent, increase in total loans from December 31, 2007 to June 30, 2008.

Total deposits and federal funds purchased and securities sold under agreement to repurchase also declined from December 31, 2007 to June 30, 2008. Deposits declined by $195.4 million, or 3.0 percent, from December to

June and federal funds purchased and securities sold under agreement to repurchase decreased by $530.6 million, or 30.6 percent, from December to June. This decline in deposits and securities sold under agreement to repurchase is primarily driven by the cyclical trend due to seasonal public fund deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (in thousands)

	June 30,		December 31,
	2008	2007	2007
Total assets	$8,806,522	$8,034,044	$9,342,959
Loans, net of unearned interest	4,106,078	3,958,178	3,917,125
Total investment securities	3,036,809	2,837,021	3,486,780
Total earning assets	7,623,362	7,129,707	8,082,171
Total deposits	6,355,419	5,798,495	6,550,802
Total borrowed funds	1,453,963	1,303,848	1,804,534

Loans

Total loan balances have increased $189.0 million, or 4.8 percent, compared to December 31, 2007. This increase is primarily a result of an 11.6 percent increase in commercial loans and a 9.0 percent increase in real estate loans offset by a 16.9 percent decrease in consumer loans, primarily related to the run-off of the indirect consumer loan portfolio. During the third quarter of 2007, the Company made the decision to phase out its indirect loan portfolio. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff. The increase in commercial loans is a result of a continued sales focus on new commercial relationships. The increase in real estate is driven by home equity loans.

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosure About Market Risk” in this report.

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

Investment securities comprised 39.8 percent and 43.1 percent, respectively, of the earning assets as of June 30, 2008 and December 31, 2007. The decline is primarily a result of the seasonality within the Company’s balance sheet. At year end, there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. These seasonal deposits run off over the first half of the year. The Company generally offsets these short-term public fund deposits with short-term investments such as short-term agencies and reverse repurchase agreements. This increases the percent of earning assets related to securities at year-end as compared to the end of the second quarter. Loan demand and collateral pledging requirements for public fund deposits and client repurchase agreements are expected to be the primary factors impacting changes in the level of security holdings. Total investment securities were $3.0 billion at June 30, 2008 with $2.8 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law

Investment securities had an average tax-equivalent yield of 4.66 percent for the first six months of 2008 as compared to 4.79 percent for the same period in 2007, or a decrease of 13 basis points. The average life of the securities portfolio was 32.3 months at June 30, 2008 as compared to 29.3 months at December 31, 2007. The most significant reason for the increase in average life was the large number of extremely short-term discount notes held at December 31, 2007. These short-term securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period. At December 31, 2007, the amount of such short-term agencies was approximately $724.0 million, and without these discount notes, the average life of the core investment portfolio would have been 37.0 months. At June 30, 2008, the amount of such short-term agencies was approximately $296.0 million and without these short-term agencies, the average life of the core investment portfolio would have been 35.7 months.

Deposits and Borrowed Funds

Deposits decreased $195.4 million, or 3.0 percent, from December 31, 2007 to June 30, 2008. Noninterest-bearing deposits were flat at $2.1 billion while interest-bearing deposits decreased $189.2 million, or 2.9 percent, from December 31, 2007. Interest-bearing deposits decreased primarily as a result of seasonal public fund deposit decreases during the first six months of 2008. Total deposits increased $556.9 million, or 9.6 percent, from the balance at June 30, 2007.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments, in order to attract and retain additional core deposits. Management believes a strong core deposit composition is one of the Company’s core competencies given its competitive product mix.

Borrowed funds decreased $350.6 million from December 31, 2007. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.2 billion at June 30, 2008, compared to $1.7 billion at December 31, 2007. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $917.0 million at June 30, 2008, compared to $890.6 million at December 31, 2007. The Company’s Board of Directors authorized, at its April 22, 2008 and its April 24, 2007 meetings, the repurchase of the Company’s common stock up to two million shares during the twelve months following the meetings. During the six months ended June 30, 2008 and 2007, the Company acquired 536,834 shares and 286,585 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On July 22, 2008, the Board of Directors also declared a dividend of $0.165 per share. The dividend will be paid on October 1, 2008 to shareholders of record on September 10, 2008.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 14.01 percent and total capital ratio of 14.88 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2008	2007	2008	2007
Return on average assets	1.12%	1.02%	1.31%	0.94%
Return on average equity	10.37	9.32	12.25	8.76
Average equity to assets	10.76	10.89	10.68	10.70
Tier 1 risk-based capital ratio	14.01	14.05	14.01	14.05
Total risk-based capital ratio	14.88	14.89	14.88	14.89
Leverage ratio	10.14	9.86	10.14	9.86

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2008	2007	2008	2007
Net income – basic	$0.58	$0.48	$1.37	$0.89
Net income – diluted	0.58	0.48	1.36	0.89
Cash dividends	0.17	0.14	0.32	0.28
Dividend payout ratio	29.31%	29.17%	23.36%	31.46%
Book value	$22.40	$20.44	$22.40	$20.44

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of financial instruments. These changes may be the result of various factors, including interest rates, foreign exchange prices, commodity prices or equity prices. Financial instruments that are subject to market risk can be classified either as held for trading or held for purposes other than trading.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of June 30, 2008 and 2007 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2008 Amount of change	June 30, 2007 Amount of change

200	$(3,986)	$(2,332)
100	(1,993)	(1,166)
Static	—	—
(100)	1,017	1,454
(200)	2,034	2,907

The Company is slightly liability sensitive at June 30, 2008 to increases or decreases in rates. A decrease in interest rates will have little impact on net interest income. Increases in interest rates will cause larger decreases in net interest income than in the declining rate environment. The Company’s average life of the investment portfolio has lengthened slightly and the Company’s loan portfolio has grown with a slightly higher percentage of total loans being fixed rate as compared to 2007. These scenarios cause interest income from these assets to be less sensitive to rate changes because they reprice less frequently. The Company also has a greater percentage of interest expense from overnight liabilities. This contributes to liabilities repricing more frequently and becoming more sensitive to rate changes than assets. The Company is positioned with the current low rate environment to be very neutral to further interest rate decreases over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $63.0 million as of June 30, 2008 compared to $43.9 million as of December 31, 2007.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of June 30, 2008 and December 31, 2007.

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company does have minimal foreign currency risk as a result of foreign exchange contracts. See Note 7 “Commitments, Contingencies and Guarantees” in the notes to the Condensed Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans were flat at June 30, 2008, compared to June 30, 2007 and increased $1.6 million compared to December 31, 2007.

The Company had $1.4 million of other real estate owned as of June 30, 2008, compared to $0.3 million as of June 30, 2007 and $1.2 million as of December 31, 2007. Loans past due more than 90 days totaled $5.7 million as of June 30, 2008, compared to $1.8 million at June 30, 2007 and $2.9 million as of December 31, 2007.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $143,000 of restructured loans at June 30, 2008, $146,000 at June 30, 2007 and $144,000 at December 31, 2007.

TABLE 10

LOAN QUALITY (dollars in thousands)

	June 30,				December 31,
	2008		2007		2007
Nonaccrual loans	$8,049		$7,780		$6,437
Restructured loans	143		146		144

Total nonperforming loans	8,192		7,926		6,581
Other real estate owned	1,381		270		1,151

Total nonperforming assets	$9,573		$8,196		$7,732

Loans past due 90 days or more	$5,724		$1,789		$2,922
Allowance for Loan Losses	48,101		45,248		45,986

Ratios
Nonperforming loans as a percent of loans	0.20%		0.20%		0.17%
Nonperforming assets as a percent of loans plus other real estate owned	0.23		0.21		0.20
Nonperforming assets as a percent of total assets	0.11		0.01		0.08
Loans past due 90 days or more as a percent of loans	0.14		0.05		0.07
Allowance for loan losses as a percent of loans	1.17		1.14		1.17
Allowance for loan losses as a multiple of nonperforming loans	5.87	x	5.71	x	6.99	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $3.0 billion of high-quality investment securities. Investment securities with a market value of $2.8 billion at June 30, 2008 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management is confident in its ability to raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2008 was $2.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to: the risk of fraud by employees or persons outside the Company; the execution of unauthorized transactions by employees or others, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2008.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 22, 2008	7,655	$41.97	7,655	669,556

April 23-April 30, 2008	3,401	47.48	3,401	1,996,599

May 1-May 31, 2008	32,054	50.35	32,054	1,964,545

June 1-June 30, 2008	8,660	53.92	8,660	1,955,885

Total	51,770	$49.52	51,770

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

The Company held its annual meeting of shareholders on April 22, 2008. Proxies for the meeting were solicited pursuant to Regulation 14 of the Exchange Act, and there was no solicitation in opposition to management’s nominees listed in the proxy statement. At the meeting, the following proposals were considered:

1.	The following five Class III directors were approved to serve until the annual meeting in 2011.

Directors	For	Withheld
Class III
Theodore M. Armstrong	37,831,488	170,326
Kevin C. Gallagher	37,831,140	170,673
Greg M. Graves	37,719,787	282,026
Paul Uhlmann III	37,782,665	219,149
Thomas J. Wood III	35,543,997	2,457,816

The following directors will continue in office

Class II – Terms expiring in 2010
David R. Bradley
Peter J. deSilva
Terrance P. Dunn
Alexander C. Kemper
Kris A. Robbins

Class I – Terms expiring in 2009
J. Mariner Kemper
John H. Mize, Jr.
Thomas D. Sanders
L. Joshua Sosland
Dr. Jon Wefald

2.	The Audit Committee’s retention of Deloitte & Touche LLP to serve as the Company’s independent auditors and to examine and audit the consolidated financial statements of the Company for the fiscal year 2008 was ratified.

For	37,644,868
Against	297,698
Abstain	59,248

3.	The UMB Financial Corporation Long-Term Incentive Compensation Plan was amended.

For	23,648,939
Against	11,230,538
Abstain	408,791
Broker non-votes	2,713,546

4.	The 2002 UMB Financial Corporation Incentive Stock Option Plan was amended.

For	23,244,035
Against	11,660,971
Abstain	383,262
Broker non-votes	2,713,546

5.	A shareholder proposal to eliminate classification of terms of the Company’s Board of Directors to require that all directors stand for election annually was disapproved.

For	17,395,852
Against	17,732,060
Abstain	160,355
Broker non-votes	2,713,546

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, restated as of April 22, 2008 incorporated by reference to Exhibit 3.(ii).2 to the Company’s Current Report on Form 8-K dated April 22, 2008, and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Senior Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)

Date: August 07, 2008