Form 10-Q
period 2008-09-30
UMB FINANCIAL CORP
filed 2008-11-06
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, UMB Financial Corporation had 40,938,258 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
Loans:	$4,224,441	$3,917,125
Allowance for loan losses	(50,428)	(45,986)

Net loans	4,174,013	3,871,139

Loans held for sale	19,887	12,240
Investment Securities:
Available for sale	3,617,484	3,385,952
Held to maturity (market value of $47,346 and $42,209, respectively)	44,604	37,658
Federal Reserve Bank stock and other	21,745	19,287
Trading securities	37,164	43,883

Total investment securities	3,720,997	3,486,780

Federal funds sold and securities purchased under agreements to resell	454,424	712,012
Cash and due from banks	524,849	806,600
Bank premises and equipment, net	222,083	235,528
Accrued income	60,186	62,021
Goodwill	94,512	94,512
Other intangibles	15,705	16,463
Other assets	50,685	45,664

Total assets	$9,337,341	$9,342,959

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,287,377	$2,094,422
Interest-bearing demand and savings	3,448,176	2,959,109
Time deposits under $100,000	771,936	852,837
Time deposits of $100,000 or more	573,659	644,434

Total deposits	7,081,148	6,550,802
Federal funds purchased and repurchase agreements	1,186,004	1,734,749
Short-term debt	18,655	33,753
Long-term debt	36,807	36,032
Accrued expenses and taxes	69,048	76,362
Other liabilities	11,591	20,687

Total liabilities	8,403,253	8,452,385

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 40,930,514 and 41,327,624 shares outstanding, respectively	55,057	55,057
Capital surplus	706,584	702,914
Retained earnings	489,012	430,824
Accumulated other comprehensive income	14,323	12,246
Treasury stock, 14,126,216 and 13,729,106 shares, at cost, respectively	(330,888)	(310,467)

Total shareholders’ equity	934,088	890,574

Total liabilities and shareholders’ equity	$9,337,341	$9,342,959

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans	$59,208	$68,972	$182,559	$203,385
Securities:
Taxable interest	25,419	23,251	78,211	71,200
Tax-exempt interest	6,357	6,490	19,561	18,642

Total securities income	31,776	29,741	97,772	89,842
Federal funds and resell agreements	1,948	4,326	7,411	15,658
Trading securities and other	442	561	1,089	1,824

Total interest income	93,374	103,600	288,831	310,709

INTEREST EXPENSE
Deposits	22,339	31,412	71,133	89,191
Federal funds and repurchase agreements	4,275	13,647	19,558	47,987
Short-term debt	27	161	184	441
Long-term debt	435	373	1,270	1,265

Total interest expense	27,076	45,593	92,145	138,884

Net interest income	66,298	58,007	196,686	171,825
Provision for loan losses	4,500	2,833	12,350	6,333

Net interest income after provision for loan losses	61,798	55,174	184,336	165,492

NONINTEREST INCOME
Trust and securities processing	31,530	28,889	95,892	85,131
Trading and investment banking	2,919	4,353	14,783	14,747
Service charges on deposit accounts	22,624	20,361	64,180	59,936
Insurance fees and commissions	1,355	913	3,432	2,544
Brokerage fees	2,189	1,959	6,430	6,024
Bankcard fees	10,456	10,135	32,884	29,431
Gain on sale of securities transfer product, net	1,090	6,490	1,090	6,490
Gains on sales of securities available for sale, net	2,829	1	3,240	3
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	8,875	—
Other	4,129	3,796	12,292	11,606

Total noninterest income	79,121	76,897	243,098	215,912

NONINTEREST EXPENSE
Salaries and employee benefits	57,187	51,439	167,331	152,538
Occupancy, net	8,542	7,667	23,952	22,421
Equipment	13,461	13,385	39,932	39,810
Supplies and services	6,254	5,814	18,180	17,327
Marketing and business development	4,976	3,880	13,325	11,574
Processing fees	8,535	7,491	25,178	21,268
Legal and consulting	2,097	2,329	5,030	5,795
Bankcard	3,103	2,648	8,578	8,084
Amortization of other intangible assets	804	754	2,258	2,222
Covered litigation provision	—	—	(4,023)	—
Other	4,894	5,992	15,707	16,107

Total noninterest expense	109,853	101,399	315,448	297,146

Income before income taxes	31,066	30,672	111,986	84,258
Income tax provision	9,297	9,145	34,138	25,344

NET INCOME	$21,769	$21,527	$77,848	$58,914

PER SHARE DATA
Net income—basic	$0.54	$0.52	$1.91	$1.41
Net income—diluted	0.53	0.51	1.89	1.40
Dividends	0.17	0.14	0.48	0.42

Weighted average shares outstanding	40,659,564	41,687,476	40,764,371	41,857,927

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONDENSED CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance—January 1, 2007	$55,057	$699,794	$380,464	$(17,259)	$(269,181)	$848,875
Comprehensive income
Net income	—	—	58,914	—	—	58,914
Change in unrealized losses on securities	—	—	—	15,842	—	15,842

Total comprehensive income						74,756
Cash dividends ($0.42 per share)	—	—	(17,649)	—	—	(17,649)
Purchase of treasury stock	—	—	—	—	(25,223)	(25,223)
Issuance of equity awards	—	(928)	—	—	1,065	137
Recognition of equity based compensation	—	2,299	—	—	—	2,299
Sale of treasury stock	—	232	—	—	138	370
Exercise of stock options	—	223	—	—	521	744

Balance—September 30, 2007	$55,057	$701,620	$421,729	$(1,417)	$(292,680)	$884,309

Balance—January 1, 2008	$55,057	$702,914	$430,824	$12,246	$(310,467)	$890,574
Comprehensive income
Net income	—	—	77,848	—	—	77,848
Change in unrealized gains on securities	—	—	—	2,077	—	2,077

Total comprehensive income						79,925
Cash dividends ($0.48 per share)	—	—	(19,660)	—	—	(19,660)
Purchase of treasury stock	—	—	—	—	(22,574)	(22,574)
Issuance of equity awards	—	(814)	—	—	954	140
Recognition of equity based compensation	—	3,174	—	—	—	3,174
Net tax benefit related to equity compensation plans	—	367	—	—	—	367
Sale of treasury stock	—	289	—	—	131	420
Exercise of stock options	—	654	—	—	1,068	1,722

Balance – September 30, 2008	$55,057	$706,584	$489,012	$14,323	$(330,888)	$934,088

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net Income	$77,848	$58,914
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,350	6,333
Depreciation and amortization	28,184	28,000
Deferred income tax benefit	(1,753)	(1,806)
Net increase in trading securities	6,719	3,882
Gains on sale of securities available for sale	(3,240)	(3)
Gains on sale of assets	(202)	(87)
Amortization of securities premiums, net of discount accretion	1,737	(3,439)
Net (increase) decrease in loans held for sale	(7,647)	1,133
Issuance of equity awards	140	137
Equity based compensation	3,174	2,299
Decrease in covered litigation provision	(4,023)	—
Changes in:
Accrued income	1,835	(3,532)
Accrued expenses and taxes	(9,787)	3,061
Other assets and liabilities, net	(6,690)	(2,020)

Net cash provided by operating activities	98,645	92,872

Investing Activities
Proceeds from maturities of securities held to maturity	110,340	725
Proceeds from sales of securities available for sale	2,228,041	1,481,827
Proceeds from maturities of securities available for sale	7,498	9,242
Purchases of securities available for sale	(2,564,183)	(925,099)
Purchases of securities held to maturity	(17,807)	(9,031)
Net increase in loans	(284,093)	(205,679)
Net decrease in fed funds and resell agreements	257,588	543,369
Net increase in unsettled securities transactions	(23)	(6,931)
Purchases of bank premises and equipment	(13,346)	(20,160)
Net cash paid for acquisition of loans	(33,037)	(688)
Proceeds from sales of bank premises and equipment	1,067	353

Net cash (used in) provided by investing activities	(307,955)	867,928

Financing Activities
Net increase (decrease) in demand and savings deposits	682,022	(328,290)
Net decrease in time deposits	(151,676)	(59,630)
Net decrease in fed funds and repurchase agreements	(548,745)	(560,360)
Net decrease in short-term debt	(15,098)	(1,413)
Proceeds from long-term debt	4,200	2,480
Repayment of long-term debt	(3,425)	(3,807)
Cash dividends paid	(19,654)	(17,324)
Net tax benefit related to equity compensation plans	367	—
Proceeds from exercise of stock options and sales of treasury shares	2,142	1,114
Purchases of treasury stock	(22,574)	(25,223)

Net cash used in financing activities	(72,441)	(992,453)

Decrease in cash and due from banks	(281,751)	(31,653)
Cash and due from banks at beginning of period	806,600	531,188

Cash and due from banks at end of period	$524,849	$499,535

Supplemental Disclosures:
Income taxes paid	$36,067	$25,198
Total interest paid	99,773	136,220

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 504,335 and 328,083 shares issuable upon the exercise of options granted by the Company at September 30, 2008 and 2007, respectively. Diluted year-to-date income per share includes the dilutive effect of 415,982 and 294,431 shares issuable upon the exercise of stock options granted by the Company at September 30, 2008 and 2007, respectively.

Options issued under employee benefit plans to purchase 272,764 shares of common stock were outstanding at September 30, 2007, but were not included in the computation of quarterly diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 364,562 shares of common stock were outstanding at September 30, 2007, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive. There were no anti-dilutive options outstanding at September 30, 2008.

3. New Accounting Pronouncements

Fair Value Measurements In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. The statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements; however, it provides increased consistency in the application of various fair value measurements. The Company adopted this Statement on January 1, 2008 as discussed further in Note 9 to the consolidated financial statements.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Business Combinations In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. The purpose of this statement is to improve the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also retains from the original pronouncement, SFAS No. 141, the requirement that the acquisition method (purchase method) be used in all business combinations and the guidance for identifying and recognizing intangible assets separately from goodwill. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this Statement before that date. The Company cannot currently quantify with precision the effect that this standard would have on the financial position or results of operations in the future.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It eliminates the former minority interest presentation. This statement also requires that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company cannot currently quantify with precision the effect that this standard would have on the financial position or results of operations in the future.

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Commercial, financial, and agricultural	$2,019,282	$1,769,505
Real estate construction	94,934	83,292
Consumer	604,952	795,826
Real estate	1,499,927	1,262,389
Leases	5,346	6,113

Total loans	4,224,441	3,917,125
Loans held for sale	19,887	12,240

Total loans and loans held for sale	$4,244,328	$3,929,365

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

This table is an analysis of the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning allowance – July 1 and January 1	$48,101	$45,248	$45,986	$44,926
Additions (deductions):
Charge-offs	(3,383)	(2,859)	(11,635)	(8,057)
Recoveries	1,210	952	3,727	2,972

Net charge-offs	(2,173)	(1,907)	(7,908)	(5,085)

Provision charged to expense	4,500	2,833	12,350	6,333

Ending allowance – September 30	$50,428	$46,174	$50,428	$46,174

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the nine months ended September 30, 2008 and twelve months ended December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Total impaired loans as of September 30 and December 31	$5,558	$5,617
Amount of impaired loans which have a related allowance	1,155	798
Amount of related allowance	583	433
Remaining impaired loans with no allowance	4,403	4,819
Average recorded investment in impaired loans during the period	5,552	5,798

5. Securities

Investment securities available for sale which are recorded at fair value consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Available for sale
U.S. Treasuries	$414,195	$432,032
U.S. Agencies	1,184,006	1,169,969
State and political subdivisions	724,403	734,507
Mortgage backed	1,190,232	1,049,444
Commercial paper	104,648	—

Total available for sale	$3,617,484	$3,385,952

Investment securities held to maturity which are recorded at amortized cost consist of the following (in thousands):

	September 30, 2008	December 31, 2007
State and political subdivisions	$44,604	$37,658

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

6. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three and nine months ended September 30, 2008 and 2007 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Change in unrealized holding gains, net	$5,624	$33,877	$6,562	$25,009
Less: Reclassification adjustments for gains included in income	(2,829)	(1)	(3,240)	(3)

Net unrealized holding gains	2,795	33,876	3,322	25,006
Income tax expense	(1,045)	(12,435)	(1,245)	(9,164)

Other comprehensive income	$1,750	$21,441	$2,077	$15,842

7. Commitments, Contingencies and Guarantees

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, futures contracts, forward foreign exchange contracts and spot foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments. Many of the commitments expire without being drawn upon, therefore, the total amount of these commitments does not necessarily represent the future cash requirements of the Company.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit, commercial letters of credit, and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30, 2008	December 31, 2007
Commitments to extend credit for loans (excluding credit card loans)	$1,599,469	$1,302,101
Commitments to extend credit under credit card loans	1,114,018	1,013,317
Commercial letters of credit	2,776	6,155
Standby letters of credit	277,470	291,661
Futures contracts	17,700	14,900
Forward foreign exchange contracts	4,730	10,295
Spot foreign exchange contracts	18,847	17,475

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

8. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

they provide. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on allocation methodologies in effect at September 30, 2008, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

Payment and Technology Solutions meets the treasury management and healthcare services needs of our commercial clients. Treasury management products and services include account reconciliation services, automated clearing house, controlled disbursements, lockbox services, foreign exchange, and various card products and services. Healthcare services include health savings account and flexible spending account products for healthcare providers, third-party administrators and large employers.

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

Fund Services provides a broad array of services for mutual funds, partnerships, hedge funds, unitizied portfolios, separate accounts, and commingled funds to a wide range of investment advisors, independent money managers, broker/dealers, banks, third-party administrators, insurance companies and other financial service providers. Services provided include fund administration and accounting, investor services and transfer agency, marketing and distribution, custody, and alternative investment services.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2008	2007	2008	2007
Net interest income	$13,769	$13,781	$20,731	$16,888
Provision for loan losses	1,894	548	46	34
Noninterest income	589	595	17,428	21,616
Noninterest expense	9,583	7,764	23,310	20,586

Income before income taxes	$2,881	$6,064	$14,803	$17,884

Average assets	$3,233,000	$2,800,000	$88,000	$67,000
Depreciation and amortization	442	491	2,652	2,362
Expenditures for additions to premises and equipment	143	368	868	1,697

	Banking Services		Consumer Services
	2008	2007	2008	2007
Net interest income	$1,124	$977	$25,913	$24,185
Provision for loan losses	—	—	2,547	2,248
Noninterest income	6,369	5,988	19,188	17,645
Noninterest expense	8,369	7,223	39,739	39,740

(Loss) income before income taxes	$(876)	$(258)	$2,815	$(158)

Average assets	$97,000	$95,000	$1,138,000	$1,335,000
Depreciation and amortization	398	358	4,463	4,468
Expenditures for additions to premises and equipment	136	214	3,042	3,495

	Asset Management		Fund Services
	2008	2007	2008	2007
Net interest income	$2,500	$1,863	$2,261	$375
Provision for loan losses	13	3	—	—
Noninterest income	24,296	22,769	11,175	9,733
Noninterest expense	20,116	18,764	9,849	8,849

Income before income taxes	$6,667	$5,865	$3,587	$1,259

Average assets	$145,000	$88,000	$38,000	$35,000
Depreciation and amortization	782	874	345	451
Expenditures for additions to premises and equipment	395	651	278	221

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Treasury and Other Adjustments		Total Consolidated Company
	2008	2007	2008	2007
Net interest income	$—	$(62)	$66,298	$58,007
Provision for loan losses	—	—	4,500	2,833
Noninterest income	76	(1,449)	79,121	76,897
Noninterest expense	(1,113)	(1,527)	109,853	101,399

Income before income taxes	$1,189	$16	$31,066	$30,672

Average assets	$3,879,000	$3,420,000	$8,618,000	$7,840,000
Depreciation and amortization	417	369	9,499	9,373
Expenditures for additions to premises and equipment	806	275	5,668	6,921

	Nine Months Ended September 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2008	2007	2008	2007
Net interest income	$42,678	$41,867	$62,859	$49,267
Provision for loan losses	5,118	2,823	121	34
Noninterest income	1,729	2,021	50,822	53,108
Noninterest expense	26,460	22,171	67,356	61,572

Income before income taxes	$12,829	$18,894	$46,204	$40,769

Average assets	$3,162,000	$2,796,000	$88,000	$65,000
Depreciation and amortization	1,344	1,408	7,880	7,112
Expenditures for additions to premises and equipment	309	925	1,688	4,405

	Banking Services		Consumer Services
	2008	2007	2008	2007
Net interest income	$3,216	$2,672	$76,211	$72,627
Provision for loan losses	—	—	7,053	3,473
Noninterest income	22,846	18,794	54,523	50,222
Noninterest expense	25,375	22,246	115,649	117,715

Income (loss) before income taxes	$687	$(780)	$8,032	$1,661

Average assets	$118,000	$117,000	$1,175,000	$1,358,000
Depreciation and amortization	1,141	1,092	13,407	13,386
Expenditures for additions to premises and equipment	206	651	8,364	10,055

	Asset Management		Fund Services
	2008	2007	2008	2007
Net interest income	$6,551	$5,390	$5,122	$388
Provision for loan losses	58	3	—	—
Noninterest income	71,693	66,570	35,943	27,858
Noninterest expense	56,867	52,193	29,880	24,919

Income before income taxes	$21,319	$19,764	$11,185	$3,327

Average assets	$119,000	$69,000	$36,000	$34,000
Depreciation and amortization	2,361	2,537	1,158	1,359
Expenditures for additions to premises and equipment	997	1,757	587	615

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Treasury and Other Adjustments		Total Consolidated Company
	2008	2007	2008	2007
Net interest income	$49	$(386)	$196,686	$171,825
Provision for loan losses	—	—	12,350	6,333
Noninterest income	5,542	(2,661)	243,098	215,912
Noninterest expense	(6,139)	(3,670)	315,448	297,146

Income before income taxes	$11,730	$623	$111,986	$84,258

Average assets	$3,921,000	$3,533,000	$8,619,000	$7,972,000
Depreciation and amortization	1,213	1,106	28,504	28,000
Expenditures for additions to premises and equipment	1,195	1,752	13,346	20,160

9. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets and liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	37,164	8,955	28,209	—
Available for sale securities	3,617,484	1,598,201	2,019,283	—

Total	3,654,648	1,607,156	2,047,492	—

10. FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and have received notice from the FDIC that their remaining share of the credit is approximately $2.8 million at September 30, 2008. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing of the one-time credit may change.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

11. Visa

During the fourth quarter of 2007, the Company recorded a $4.6 million litigation provision based on an estimate of its contingent indemnification liability associated with the covered litigation of Visa, Inc. In March of 2008, Visa, Inc. completed an initial public offering. With the funds received in this offering, Visa, Inc. conducted a mandatory redemption of a portion of its class B common stock and funded a $3.0 billion escrow account to fund claims resulting from the covered litigation. The Company recorded an $8.9 million gain for cash received from the mandatory redemption. Additionally, the Company recorded $4.0 million for its proportional share of the escrow account funds. The Company has presented the contingent indemnification liability net of the escrowed funds as a component of other liabilities on the Condensed Consolidated Balance Sheet. These entries have also been disclosed on separate line items on the Condensed Consolidated Statement of Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and nine-month periods ended September 30, 2008. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic and political conditions, either nationally, internationally or in the Company’s footprint, may be less favorable than expected;

•	Changes in the interest rate environment;

•	Changes in the securities markets impacting mutual fund performance and flows;

•	Legislative or regulatory changes may adversely affect the Company’s business;

•	Changes in operations;

•	Changes in accounting rules;

•	The ability to successfully and timely integrate acquisitions into existing charters;

•	Competitive pressures among financial services companies may increase significantly;

•	Changes in technology may be more difficult or expensive than anticipated;

•	Changes in the ability of customers to repay loans;

•	Changes in loan demand may adversely affect liquidity needs; and

•	Changes in employee costs.

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

Overview

The Company focuses on the following five core strategies. Management believes these strategies will continue to improve net income and strengthen the balance sheet.

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During the third quarter of 2008, progress on this strategy was illustrated by an increase in net interest income of 14.3 percent from the previous year. By optimizing the effects of volume and mix in its balance sheet, the Company has increased net interest margin in a declining rate environment. Average earning assets increased by $773.7 million, or 11.1 percent, compared to the third quarter of 2007. This earning asset growth was attributable to an average securities growth of $439.0 million, or 16.4 percent, and an average loan growth of $305.3 million, or 7.8 percent. On a tax equivalent basis, net interest spread increased by 52 basis points and net interest margin increased by 9 basis points compared to the third quarter of 2007.

The second strategy is to grow the Company’s fee-based businesses. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the third quarter of 2008, noninterest income increased $2.2 million, or 2.9 percent, compared to the same period of 2007. The Company continues to emphasize its asset management, bankcard services, health care services, and payment and technology solutions businesses. A focus in asset management continues to show results and is discussed in the fourth strategy below. In particular, during the third quarter of 2008, the increase in noninterest income is attributable to higher trust and securities processing income and an increase in service charges on deposits. Trust and securities processing increased $2.6 million, or 9.1 percent, for the three months ended September 30, 2008 compared to the same period in 2007. This increase was primarily due to the increase in fund administration and distribution services. Service charges on deposits increased $2.3 million, or 11.1 percent, for the three months ended September 30, 2008 compared to the same period in 2007. This increase is primarily due to improved processing technology and an increase in transaction volume. The Company also continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers.

The third strategy is a focus on the retail distribution network. At September 30, 2008, the Company had 136 branches. Repositioning and increasing utilization of our regional distribution network remains a priority. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in a total deposits increase of $1.2 billion, or 19.6 percent, since September 30, 2007.

The fourth strategy is to strengthen the asset management business of the Company. In particular, the focus is to continue growing the UMB Scout Funds (which are a family of proprietary mutual funds managed by a subsidiary of the Company) by adding and offering new products, achieving strong performance, and leveraging distribution networks. The Company continues to develop an investment advisory model. To that end, the Company will continue to evolve proprietary and non-proprietary products and services to support this approach. In addition, the Company continues to integrate private banking, wealth solutions, and brokerage capabilities for our customer base. Total assets under management remained flat at $10.7 billion at September 30, 2008 compared to September 30, 2007. The Company’s proprietary family of mutual funds continue to play a key role, with strong inflows to the funds in 2008, offset by net asset decline due to market depreciation. Total assets under management for the UMB Scout Funds were flat at $5.7 billion at September 30, 2008 compared to September 30, 2007. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets plays an important role in the recognition of fee income.

The fifth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth; analyze acquisition opportunities that make sense strategically, financially, operationally, and culturally; and focus on returning capital to shareholders. The Company repurchased 26,017 shares of common stock at an average price of $54.44 per share during the third quarter of 2008. These repurchases, coupled with the repurchases during the first two quarters of 2008, result in year-to-date repurchases of 562,851 shares of common stock at an average price of $40.11 per share for a total cost of $22.6 million. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At September 30, 2008, the Company had a total risk-based capital ratio of 14.77 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

Earnings Summary

The Company recorded consolidated net income of $21.8 million for the three-month period ended September 30, 2008 compared to $21.5 million for the same period a year earlier. This represents a 1.1 percent increase over the three-month period ended September 30, 2007. Basic earnings per share for the third quarter of 2008 were $0.54 per share ($0.53 per share fully-diluted) compared to $0.52 per share ($0.51 per share fully-diluted) for the third quarter of 2007. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2008 were 1.00 and 9.25 percent, respectively, compared to 1.09 and 9.70 percent for the three-month period ended September 30, 2007.

The Company recorded consolidated net income of $77.8 million for the nine-month period ended September 30, 2008 compared to $58.9 million for the same period a year earlier. This represents a 32.1 percent increase over the nine-month period ended September 30, 2007. Basic earnings per share for the nine-month period ended September 30, 2008 were $1.91 per share ($1.89 per share fully-diluted) compared to $1.41 per share ($1.40 per share fully-diluted) for the period in 2007. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2008 were 1.21 and 11.23 percent, respectively, compared to 0.99 and 9.08 percent for the same period in 2007.

Net interest income for the three and nine-month periods ended September 30, 2008 increased 14.3 percent and 14.5 percent, respectively, compared to the same periods in 2007. The Company has increased average earning assets and net interest margin in a declining rate environment. For the three and nine-month periods ended September 30, 2008, average earning assets increased by $773.7 million, or 11.1 percent, and $607.2 million, or 8.6 percent, compared to the same periods in 2007. Net interest margin, on a tax-equivalent basis, increased to 3.57 percent and 3.59 percent for the three and nine months ended September 30, 2008 compared to 3.48 percent and 3.41 percent for the same periods in 2007.

The provision for loan losses increased by $1.7 million and $6.0 million for the three and nine-month periods ended September 30, 2008, compared to the same periods in 2007. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the increased provision, the allowance for loan losses as a percentage of total loans slightly increased by 2 basis points to 1.19 percent as of September 30, 2008 compared to September 30, 2007. Management calculates a range in determining the appropriate level of allowance for loan losses. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2007 Annual Report on Form 10-K.

Noninterest income increased by $2.2 million, or 2.9 percent, for the three-month period ended September 30, 2008, and increased by $27.2 million, or 12.6 percent, for the nine-month period ended September 30, 2008, compared to the same periods one year ago. For the three and nine-month periods, the increases are primarily due to increases in trust and securities processing income, service charges on deposits and gains on the sale of securities available for sale. For both periods, these increases were offset with the impact from the sale of securities transfer during the third quarter of 2007. For the nine-month period, these contributors were coupled with an increase in bankcard fees and the impact from the Visa transaction as discussed in Note 11 of the condensed consolidated financial statements. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $8.5 million, or 8.3 percent, for the three-month period ended September 30, 2008, and increased by $18.3 million, or 6.2 percent, for the nine-month period ended September 30, 2008, compared to the same periods in 2007. For the three and nine-month periods, the increases were primarily due to increases in salaries and employee benefits, marketing and business development, and processing fees. For the nine-month period, these contributors were coupled with the impact from the Visa transaction. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended September 30, 2008, net interest income increased $8.3 million, or 14.3 percent, compared to the same period in 2007. For the nine-month period ended September 30, 2008, net interest income increased $24.9 million, or 14.5 percent, compared to the same period in 2007.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. The Company has been able to improve net interest spreads and net interest margin. As illustrated on this table, net interest spread for the three and nine months ended September 30, 2008 increased by 52 basis points and 54 basis points, and overall net interest margin increased by 9 basis points and 18 basis points, compared to the same periods in 2007. These results are primarily due to the interest-bearing liabilities repricing quicker than the earning assets, coupled with the contribution from noninterest-bearing demand deposits (free funds). For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 4.78 percent for the three-month period ended September 30, 2008 and 5.89 percent for the same period in 2007.

	Three Months Ended September 30,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,211,114	5.60%	$3,905,847	7.01%
Securities:
Taxable	2,386,983	4.24	1,948,907	4.73
Tax-exempt	737,617	5.19	736,715	5.21

Total securities	3,124,600	4.46	2,685,622	4.86
Federal funds and resell agreements	370,291	2.09	331,443	5.18
Trading securities and other	49,325	3.69	58,750	3.98

Total earning assets	7,755,330	4.96	6,981,662	6.07
Allowance for loan losses	(49,877)		(45,913)
Other assets	912,501		904,440

Total assets	$8,617,954		$7,840,189

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,656,627	1.91%	$3,947,820	3.16%
Federal funds and repurchase agreements	1,038,779	1.64	1,159,531	4.67
Borrowed funds	41,801	4.40	49,981	4.24

Total interest-bearing liabilities	5,737,207	1.88	5,157,332	3.51
Noninterest-bearing demand deposits	1,863,035		1,731,499
Other liabilities	81,630		71,081
Shareholders’ equity	936,082		880,277

Total liabilities and shareholders’ equity	$8,617,954		$7,840,189

Net interest spread		3.08%		2.56%
Net interest margin		3.57		3.48

	Nine Months Ended September 30,
	2008		2007
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,143,287	5.89%	$3,897,257	6.98%
Securities:
Taxable	2,376,901	4.40	2,019,521	4.71
Tax-exempt	755,499	5.23	716,106	5.11

Total securities	3,132,400	4.60	2,735,627	4.82
Federal funds and resell agreements	375,759	2.63	392,659	5.33
Trading securities and other	43,715	3.54	62,397	4.06

Total earning assets	7,695,161	5.19	7,087,940	6.03
Allowance for loan losses	(48,593)		(45,289)
Other assets	972,405		929,192

Total assets	$8,618,973		$7,971,843

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$4,438,631	2.14%	$3,884,511	3.07%
Federal funds and repurchase agreements	1,228,640	2.13	1,320,837	4.86
Borrowed funds	46,407	4.19	49,147	4.64

Total interest-bearing liabilities	5,713,678	2.15	5,254,495	3.53
Noninterest-bearing demand deposits	1,887,034		1,769,917
Other liabilities	92,323		80,368
Shareholders’ equity	925,938		867,063

Total liabilities and shareholders’ equity	$8,618,973		$7,971,843

Net interest spread		3.04%		2.50%
Net interest margin		3.59		3.41

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest free funds (total earning assets less interest-bearing liabilities) increased $193.8 million for the three-month period ended September 30, 2008 compared to the same period in 2007 and increased $148.0 million for the nine-month period ended September 30, 2008 compared to the same period in 2007, the benefit from interest free funds declined by 43 basis points from the three months ended September 30, 2007 and declined by 36 basis points from the nine months ended September 30, 2007 due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2008 vs. 2007			Nine Months Ended September 30, 2008 vs. 2007
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$4,251	$(14,015)	$(9,764)	$10,896	$(31,722)	$(20,826)
Securities:
Taxable	4,624	(2,456)	2,168	11,806	(4,795)	7,011
Tax-exempt	(14)	(119)	(133)	652	267	919
Federal funds sold and resell agreements	203	(2,581)	(2,378)	(332)	(7,915)	(8,247)
Trading securities and other	(80)	(39)	(119)	(296)	(439)	(735)

Interest income	8,984	(19,210)	(10,226)	22,726	(44,604)	(21,878)
Change in interest incurred on:
Interest-bearing deposits	3,381	(12,454)	(9,073)	8,900	(26,958)	(18,058)
Federal funds purchased and repurchase agreements	(499)	(8,873)	(9,372)	(1,466)	(26,963)	(28,429)
Borrowed funds	(92)	20	(72)	(85)	(167)	(252)

Interest expense	2,790	(21,307)	(18,517)	7,349	(54,088)	(46,739)

Net interest income	$6,194	$2,097	$8,291	$15,377	$9,484	$24,861

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Average earning assets	$7,755,330	$6,981,662	$773,668	$7,695,161	$7,087,940	$607,221
Average interest-bearing liabilities	5,737,207	5,157,332	579,875	5,713,678	5,254,495	459,183

Average interest free funds	$2,018,123	$1,824,330	$193,793	$1,981,483	$1,833,445	$148,038

Free funds ratio (free funds to earning assets)	26.02%	26.13%	(0.11)%	25.75%	25.87%	(0.12)%

Tax-equivalent yield on earning assets	4.96%	6.07%	(1.11)%	5.19%	6.03%	(0.84)%
Cost of interest-bearing liabilities	1.88	3.51	(1.63)	2.15	3.53	(1.38)

Net interest spread	3.08%	2.56%	0.52%	3.04%	2.50%	0.54%
Benefit of interest free funds	0.49	0.92	(0.43)	0.55	0.91	(0.36)

Net interest margin	3.57%	3.48%	0.09%	3.59%	3.41%	0.18%

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

Based on the factors above, management of the Company expensed $4.5 million and $12.4 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2008, compared to $2.8 million and $6.3 million for the same periods in 2007. As illustrated in Table 3 below, the ALL increased to 1.19 percent of total loans as of September 30, 2008 compared to 1.17 percent of total loans as of the same period in 2007.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2008 and 2007 and for the year ended December 31, 2007. Net charge-offs were $7.9 million for the first nine months of 2008 compared to $5.1 million for the same period in 2007. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Nine Months Ended September 30,	Year Ended December 31,
2008	2007	2007
Allowance-January 1	$45,986	$44,926	$44,926
Provision for loan losses	12,350	6,333	9,333

Charge-offs:
Commercial	(2,825)	(926)	(2,615)
Consumer:
Bankcard	(5,728)	(4,287)	(5,684)
Other	(3,070)	(2,816)	(3,857)
Real estate	(12)	(28)	(318)

Total charge-offs	(11,635)	(8,057)	(12,474)

Recoveries:
Commercial	993	660	1,046
Consumer:
Bankcard	950	819	1,107
Other	1,769	1,492	2,032
Real estate	15	1	16

Total recoveries	3,727	2,972	4,201

Net charge-offs	(7,908)	(5,085)	(8,273)

Allowance-end of period	50,428	46,174	45,986

Average loans, net of unearned interest	$4,126,022	$3,883,250	$3,888,149
Loans at end of period, net of unearned interest	4,224,441	3,953,804	3,917,125
Allowance to loans at end of period	1.19%	1.17%	1.17%
Allowance as a multiple of net charge-offs	4.77	x	6.79	x	5.56	x
Net charge-offs to:
Provision for loan losses	64.03%	80.29%	88.64%
Average loans	0.26	0.18	0.21

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

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Trust and securities processing	$31,530	$28,889	$2,641	9.14%
Trading and investment banking	2,919	4,353	(1,434)	(32.94)
Service charges on deposit accounts	22,624	20,361	2,263	11.11
Insurance fees and commissions	1,355	913	442	48.41
Brokerage fees	2,189	1,959	230	11.74
Bankcard fees	10,456	10,135	321	3.17
Gain on sale of securities transfer product, net	1,090	6,490	(5,400)	(83.20)

Gains on sales of securities available for sale, net	2,829	1	2,828	>100.00
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	—	—
Other	4,129	3,796	333	8.77

Total noninterest income	$79,121	$76,897	$2,224	2.89%

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Trust and securities processing	$95,892	$85,131	$10,761	12.64%
Trading and investment banking	14,783	14,747	36	0.24
Service charges on deposit accounts	64,180	59,936	4,244	7.08
Insurance fees and commissions	3,432	2,544	888	34.91
Brokerage fees	6,430	6,024	406	6.74
Bankcard fees	32,884	29,431	3,453	11.73
Gain on sale of securities transfer product, net	1,090	6,490	(5,400)	(83.20)
Gains on sales of securities available for sale, net	3,240	3	3,237	>100.00
Gain on mandatory redemption of Visa, Inc. class B common stock	8,875	—	8,875	100.00
Other	12,292	11,606	686	5.91

Total noninterest income	$243,098	$215,912	$27,186	12.59%

Quarter-To-Date

Fee-based, or noninterest income (summarized in Table 4), increased by $2.2 million, or 2.9 percent, during the three months ended September 30, 2008, compared to the same period in 2007. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees compared to the same period last year was primarily attributable to $1.7 million in fee income related to the fund administration and custody services of mutual funds and $1.0 million in trust fee income, specifically related to the Company’s investment advisor group. Total assets under management remained flat at 10.7 billion at September 30, 2008, compared to September 30, 2007. Leading this growth is the Company’s proprietary family of mutual funds, which continue to play a key role. Total assets under management for the UMB Scout Funds were flat at $5.7 billion at September 30, 2008 compared to September 30, 2007. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

Service charges on deposits increased by $2.3 million for the three months ended September 30, 2008, primarily due to improved processing technology and an increase of $1.1 million in individual overdraft and return item charges.

During the third quarter of 2008, the Company recognized $2.8 million in gains on the sale of securities available for sale.

A $1.1 million gain was recognized in the third quarter of 2008 as a result of the final contingent payment received on the sale of the securities transfer product which originated in the third quarter of 2007 for a net gain of $6.5 million. These two transactions resulted in a period-over-period change of $5.4 million.

Year-To-Date

Noninterest income (summarized in Table 4), increased by $27.2 million, or 12.6 percent, during the nine months ended September 30, 2008, compared to the same period in 2007. The majority of the increase is attributable to items described below.

Trust and securities processing fees increased $10.8 million, or 12.6 percent, for the nine-months ended September 30, 2008, compared to the same period in 2007. The increase is primarily a result of fund administration and custody fees of $8.5 million, and additional fee income related to the UMB Scout Funds of $3.2 million.

Service charges on deposits increased by $4.2 million for the nine months ended September 30, 2008, primarily due to an increase of $2.3 million in corporate fees and an increase of $2.4 individual overdraft and return item charges.

Bankcard fees increased by $3.5 million for the nine months ended September 30, 2008, primarily due to increased credit card transaction volume.

During the nine months ended September 30, 2008, the Company recognized $3.2 million in gains on the sale of securities available for sale.

During the first quarter of 2008, the Company recognized a gain of $8.9 million on the mandatory redemption of Visa class B common stock. This gain was a direct result of Visa’s initial public offering and the Company’s membership in Visa prior to its change in ownership structure.

A $1.1 million gain was recognized in the third quarter of 2008 as a result of the final contingent payment received on the sale of the securities transfer product which was completed in the third quarter of 2007 for a net gain of $6.5 million. This resulted in a period-over-period change of $5.4 million.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Salaries and employee benefits	$57,187	$51,439	$5,748	11.17%
Occupancy, net	8,542	7,667	875	11.41
Equipment	13,461	13,385	76	0.57
Supplies and services	6,254	5,814	440	7.57
Marketing and business development	4,976	3,880	1,096	28.25
Processing fees	8,535	7,491	1,044	13.94
Legal and consulting	2,097	2,329	(232)	(9.96)
Bankcard	3,103	2,648	455	17.18
Amortization of other intangible assets	804	754	50	6.63
Covered litigation provision	—	—	—	—
Other	4,894	5,992	(1,098)	(18.32)

Total noninterest expense	$109,853	$101,399	$8,454	8.34%

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2008	2007	08-07	08-07
Salaries and employee benefits	$167,331	$152,538	$14,793	9.70%
Occupancy, net	23,952	22,421	1,531	6.83
Equipment	39,932	39,810	122	0.31
Supplies and services	18,180	17,327	853	4.92
Marketing and business development	13,325	11,574	1,751	15.13
Processing fees	25,178	21,268	3,910	18.38
Legal and consulting	5,030	5,795	(765)	(13.20)
Bankcard	8,578	8,084	494	6.11
Amortization of other intangible assets	2,258	2,222	36	1.62
Covered litigation provision	(4,023)	—	(4,023)	(100.00)
Other	15,707	16,107	(400)	(2.48)

Total noninterest expense	$315,448	$297,146	$18,302	6.16%

Noninterest expense increased by $8.5 million, or 8.3 percent, for the three months ended September 30, 2008, and $18.3 million, or 6.2 percent, for the nine months ended September 30, 2008 compared to the same periods in 2007. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $5.7 million, or 11.2 percent, for the three months ended September 30, 2008, and $14.8 million, 9.7 percent, for the nine months ended September 30, 2008 compared to the same periods in 2007. These increases are primarily due to a $1.7 million and a $7.9 million increase in commissions and bonuses and a $2.2 million and $4.4 million increase in employee salaries for the three and nine months ended September 30, 2008, respectively. These increases are directly correlated to the Company’s improved product delivery, improved financial performance and the hiring of strategic personnel throughout the organization.

Marketing and business development increased $1.1 million, or 28.3 percent, for the three months ended September 30, 2008, and $1.8 million, or 15.1 percent, for the nine months ended September 30, 2008, compared to the same periods in 2007. These increases are a direct result of strategic targeting of core deposits through customer acquisition campaigns.

Processing fees increased $1.0 million, or 13.9 percent, for the three months ended September 30, 2008, and $3.9 million, or 18.4 percent, for the nine months ended September 30, 2008, compared to the same periods in 2007. These increases are a direct result of increased third party custodian fees related to international transactions from mutual fund clients and sub-transfer agency fees paid for the shareholder servicing of the UMB Scout Funds.

During the first quarter of 2008, a reduction of the Visa covered litigation provision was recorded. This reduction was a direct result of Visa’s funding of a litigation escrow account with funds from its initial public offering. As a Visa member bank, the Company has reduced this provision in relationship to the Company’s member ownership proportion of Visa.

Income Tax Expense

The effective tax rate is 30.5 percent for the nine months ended September 30, 2008, compared to 30.1 percent for the same period in 2007. The increase in the effective tax rate is primarily attributable to tax-exempt income representing a smaller percentage of total income in 2008 compared to 2007.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services (formerly Investment Services Group). Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance of individual business segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2008 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment
Commercial Banking & Lending	$2,881	$6,064	$12,829	$18,894
Payment and Technology Solutions	14,803	17,884	46,204	40,769
Banking Services	(876)	(258)	687	(780)
Consumer Services	2,815	(158)	8,032	1,661
Asset Management	6,667	5,865	21,319	19,764
Fund Services	3,587	1,259	11,185	3,327
Treasury and Other Adjustments	1,189	16	11,730	623

Total Consolidated Company	$31,066	$30,672	111,986	84,258

Commercial Banking and Lending’s net income before taxes for the first nine months of 2008 decreased $6.1 million, or 32.1 percent, to $12.8 million. The decrease in net income was driven primarily by an increase in noninterest expense of $4.3 million, or 19.4 percent, from 2007, and an increase in the provision for loan losses of $2.3 million, or 81.3 percent. The non-interest expense increase was mostly attributable to an increase in salaries and benefits. Provision has increased due to total loans in this segment increasing by $341.0 million, or 12.9 percent, and the decline in the economic environment. Management anticipates a recessionary economic environment through the remainder of the year which will continue to place pressure on income growth during the fourth quarter of 2008.

Payment and Technology Solutions’ net income before taxes increased $5.4 million, or 13.3 percent, to $46.2 million for the first nine months of 2008. The increase was primarily a result of a $13.6 million increase in net interest income as a result of increased deposit balances and enhanced margin. Noninterest income decreased $2.3 million, or 4.3 percent, due to the 2007 sale of the securities transfer product for an initial gain of $6.5 million, which was partially offset by increases in treasury management deposit service charge income and in card services income related to commercial cards and health care solutions. Noninterest expense increased $5.8 million, or 9.4 percent, compared to 2007 primarily from an increase in technology allocations driven by increased investments in technology by this segment. The Company has focused significant resources into creating and enhancing products and services to keep the Company in step with clients’ changing needs. Investments in technology have helped this segment focus on creating innovative solutions, and management anticipates these technologies will create efficiencies in the coming year.

Banking Services’ net income before taxes was $0.7 million for the first nine months of 2008. This was a $1.5 million increase from 2007. The increase in net income before taxes was primarily attributable to an increase in noninterest income of $4.1 million, or 21.6 percent, from 2007. The volatile market conditions associated with the credit issues within the financial markets led many customers to the relative safety of fixed income instruments earlier this year, increasing trading revenue substantially in this segment for the first four months of 2008. During the second and third quarters of 2008, activity decreased significantly from the first quarter, although third quarter revenue was still above 2007 levels. Management expects trading activity to stabilize during the remainder of 2008 but to improve over activity one year ago.

Consumer Services’ net income before taxes increased by $6.4 million to $8.0 million for the first nine months of 2008 as compared to the same period in 2007. The increase in net income before taxes was driven by an increase in net interest income of $3.6 million, or 4.9 percent, and offset by an increase in provision for loan losses of $3.6 million, or 103.1 percent, from the same period in 2007. Noninterest income increased $4.3 million, or 8.6 percent, primarily due to an increase in individual return item and overdraft activity, growth in credit card services income, and commissions from insurance sales. Noninterest expense decreased by $2.1 million, or 1.8 percent, primarily from a decrease in salary expense from a reclassification of associates from this segment. Management believes the recessionary environment and intense marketplace pricing for deposits could hamper net income growth in this segment during the fourth quarter of 2008.

Asset Management’s net income before taxes for the nine months ended September 30, 2008 was $21.3 million, an increase of $1.6 million from the same period in 2007. The increase in net income before taxes was primarily attributable to increases in noninterest income and net interest income offset by increases in noninterest expense. Noninterest income increased $5.1 million mostly due to fees associated with the UMB Scout Funds and corporate trust income. Noninterest expense increased $4.7 million because of higher fees related to the UMB Scout Funds resulting from the increased asset base in the funds. Salaries and benefits were higher because of increased base salaries, increased commissions, and the addition of strategic sales associates in this segment. Interest income for the nine months ended September 30, 2008 increased $1.2 million, or 21.5 percent, over the same period in 2007 primarily due to increases in loan and deposit balances in this segment. Net flows to the UMB Scout Funds were $725.0 million for the first three quarters of 2008 compared to net outflows of $9.0 million for the same period in 2007. Management will continue to focus sales efforts to increase net flows to the UMB Scout Funds. Overall, the industry has seen net outflows to equity funds this year due to the unstable equity markets. Flows into the Scout Funds decreased dramatically in September due to the major instability of the equity markets. The ability of the Company to maintain or grow the fee income from this segment is related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management. Revenue has been adversely affected by the drop in all sectors of the equity markets in 2008. The assets under management in this segment are diversified across multiple asset classes with approximately 36 percent in the international class, 31 percent in the fixed income class, 16 percent in the U.S. large capital class, 11 percent in the short term investment class, and 6 percent in the small and middle capital class. Management believes this diversification should provide protection against significant market changes in any one asset class. The revenues of the corporate trust business remain strong as management continues to focus its efforts on growth of this line of business. During the third quarter, the Company opened a corporate trust office in Indianapolis, adding to our offices in Kansas City, St. Louis and Denver.

Fund Services’ net income before taxes increased $7.9 million, or 236.2 percent, in 2008 as compared to the first nine months of 2007 as a result of significantly higher net interest margin and increased noninterest income, partially offset by greater noninterest expense. Net income before taxes for the quarter increased only 7.3 percent over the second quarter of 2008 as market changes reduced asset and transaction based fees. Net interest income increased $4.7 million year-to-date over 2007 as mutual fund managers continued to increase money market deposits to over $550 million, despite lower rates, in reaction to the extreme volatility of stock prices, and increased redemption needs. Noninterest income for the nine months ended September 30, 2008 was $8.1 million, or 29.0 percent, higher than the same period in 2007 due in part to additions to the mutual fund and alternative investment client base and higher asset-based fees. Approximately two-thirds of the increase represents increased custody fees related largely to increased international transaction volumes over 2007. Noninterest income declined $1.4 million from the second quarter of 2008 due to a decline in international transactions as well as the impact of reduced values on asset-based fees. Noninterest expense for the first nine months of 2008 increased $5.0 million, or 19.9 percent, over the same period in 2007. Higher third party custody fees related to international transactions account for over half of the increase. System costs increased as additional clients and enhancements were added. Salary and benefit expenses were also higher and reflected base salary increases as well as staffing additions to serve the segment’s expanded client base.

The net income before tax for the Treasury and Other Adjustments category was $11.7 million for the first nine months of 2008, compared to net income before tax of $0.6 million for the same period in 2007. Included in this segment was the gain on the mandatory redemption of Visa class B common stock and the reduction of the liability accrual related to the Company’s estimated share of Visa’s covered litigation. These items are discussed in “Noninterest Income” and “Noninterest Expense” on pages 24 through 26.

Balance Sheet Analysis

Total assets of the Company were flat at $9.3 billion as of September 30, 2008 compared to December 31, 2007 and increased $1.3 billion, or 16.4 percent, compared to September 30, 2007. The increase in total assets from September, 2007 to September, 2008 is a result of increased loan balances of $270.6 million, or 6.8 percent. Investment security balances also increased $890.6 million, or 31.5 percent. These asset balance increases are directly related to a corresponding increase in deposit balances between the same periods of $1.2 billion, or 19.6 percent.

Total deposits and federal funds purchased and securities sold under agreement to repurchase were flat at September 30, 2008 compared to December 31, 2007. Deposits increased by $530.3 million, or 8.1 percent, from December to September and federal funds purchased and securities sold under agreement to repurchase decreased by $548.7 million, or 31.6 percent, from December to September.

Table 7

SELECTED BALANCE SHEET INFORMATION (in thousands)

	September 30,		December 31,
	2008	2007	2007
Total assets	$9,337,341	$8,020,060	$9,342,959
Loans, net of unearned interest	4,224,441	3,953,804	3,917,125
Total investment securities	3,720,997	2,830,354	3,486,780
Total earning assets	8,369,321	7,056,524	8,082,171
Total deposits	7,081,148	5,921,044	6,550,802
Total borrowed funds	1,241,466	1,113,746	1,804,534

Loans

Total loan balances have increased $302.9 million, or 7.8 percent, compared to December 31, 2007. This increase is primarily a result of a 14.1 percent increase in commercial loans and an 18.8 percent increase in real estate loans offset by a 24.0 percent decrease in consumer loans, primarily related to the run-off of the indirect consumer loan portfolio. During the third quarter of 2007, the Company made the decision to phase out its indirect loan portfolio. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff. The increase in commercial loans is a result of a continued sales focus on new commercial relationships. The increase in real estate is driven by home equity loans.

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

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

Investment securities totaled $3.7 billion at September 30, 2008, compared to $2.8 billion at September 30, 2007, and $3.5 billion at December 31, 2007. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 44.5 percent, 43.1 percent, and 40.1 percent, respectively, of the earning assets as of September 30, 2008, December 31, 2007, and September 30, 2007. There were $3.4 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at September 30, 2008.

Investment securities had an average tax-equivalent yield of 4.60 percent for the first nine months of 2008 compared to 4.82 percent for the same period in 2007, or a decrease of 22 basis points. The average life of the securities portfolio was 25.4 months at September 30, 2008 compared to 29.3 months at December 31, 2007. The decrease in average life was related to a modest shortening of the portfolio due to shorter investments in the low interest rate environment. The average life will reduce further at the end of the year as there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. The Company generally offsets these short-term public fund deposits with short-term investments such as short-term agencies and reverse repurchase agreements. These seasonal deposits run off over the first half of the year.

Deposits and Borrowed Funds

Deposits increased $530.3 million, or 8.1 percent, from December 31, 2007 to September 30, 2008 and increased $1.2 billion from September 30, 2007. Noninterest-bearing deposits increased $193.0 million and interest-bearing deposits increased $337.4 million from December 31, 2007. Noninterest-bearing deposits increased $531.9 million and interest-bearing deposits increased $628.2 million from September 30, 2007. The increase in deposits came primarily from our public funds, mutual fund processing and treasury management businesses, and personal savings accounts.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments, in order to attract and retain additional core deposits. Management believes a strong core deposit composition is one of the Company’s key competencies given its competitive product mix.

Borrowed funds decreased $563.1 million from December 31, 2007. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.2 billion at September 30, 2008, compared to $1.7 billion at December 31, 2007. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $934.1 million at September 30, 2008, compared to $890.6 million at December 31, 2007. The Company’s Board of Directors authorized, at its April 22, 2008 meeting, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2008 and 2007, the Company acquired 562,851 shares and 651,291 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On October 21, 2008, the Board of Directors also declared a dividend of $0.175 per share. The dividend will be paid on January 2, 2009 to shareholders of record on December 11, 2008.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.88 percent and total capital ratio of 14.77 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
RATIOS	2008	2007	2008	2007
Return on average assets	1.00%	1.09%	1.21%	0.99%
Return on average equity	9.25	9.70	11.23	9.08
Average equity to assets	10.86	11.23	10.74	10.88
Tier 1 risk-based capital ratio	13.88	14.27	13.88	14.27
Total risk-based capital ratio	14.77	15.14	14.77	15.14
Leverage ratio	9.50	10.01	9.50	10.01

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Share Data	2008	2007	2008	2007
Net income—basic	$0.54	$0.52	$1.91	$1.41
Net income— diluted	0.53	0.51	1.89	1.40
Cash dividends	0.17	0.14	0.48	0.42
Dividend payout ratio	31.48%	26.92%	25.13%	29.79%
Book value	$22.82	$21.18	$22.82	$21.18

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of September 30, 2008 and 2007 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2008 Amount of change	September 30, 2007 Amount of change
200	$(7,245)	$(1,146)
100	(3,623)	(573)
Static	—	—
(100)	199	219
(200)	397	437

The Company is liability sensitive at September 30, 2008 to increases or decreases in rates. A decrease in interest rates will have little impact on net interest income. Increases in interest rates will cause larger decreases in net interest income than in the declining rate environment. The liabilities are more sensitive in 2008 partially related to an increase in net interest income of 14.5 percent in 2008 compared to 2007. The Company also has a greater percentage of interest expense from overnight liabilities compared to 2007. The result of this is the hypothetical impact of rate changes on interest expense from these overnight liabilities is magnified in 2008 compared to 2007. This contributes to liabilities repricing more frequently and becoming more sensitive to rate changes than assets. The Company is positioned with the current low rate environment to be very neutral to further interest rate decreases over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that can be carried in the trading account as well as requiring that any limits under applicable law and regulations also be complied with, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $37.2 million as of September 30, 2008 compared to $43.9 million as of December 31, 2007.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of September 30, 2008 and December 31, 2007.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.1 million to $6.9 million at September 30, 2008, compared to September 30, 2007 and increased $0.2 million compared to December 31, 2007.

The Company had $1.6 million of other real estate owned as of September 30, 2008, compared to $1.2 million as of September 30, 2007 and $1.2 million as of December 31, 2007. Loans past due more than 90 days totaled $7.9 million as of September 30, 2008, compared to $1.9 million at September 30, 2007 and $2.9 million as of December 31, 2007.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $142,000 of restructured loans at September 30, 2008, $145,000 at September 30, 2007 and $144,000 at December 31, 2007.

TABLE 10

LOAN QUALITY (dollars in thousands)

	September 30,				December 31,
	2008		2007		2007
Nonaccrual loans	$6,795		$5,564		$6,437
Restructured loans	142		145		144

Total nonperforming loans	6,937		5,709		6,581
Other real estate owned	1,557		1,230		1,151

Total nonperforming assets	$8,494		$6,939		$7,732

Loans past due 90 days or more	$7,925		$1,946		$2,922
Allowance for Loan Losses	50,428		46,174		45,986

Ratios
Nonperforming loans as a percent of loans	0.16%		0.14%		0.17%
Nonperforming assets as a percent of loans plus other real estate owned	0.20		0.18		0.20
Nonperforming assets as a percent of total assets	0.09		0.09		0.08
Loans past due 90 days or more as a percent of loans	0.19		0.05		0.07
Allowance for loan losses as a percent of loans	1.19		1.17		1.17
Allowance for loan losses as a multiple of nonperforming loans	7.41	x	8.09	x	6.99	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $3.7 billion of high-quality investment securities. Investment securities with a market value of $3.4 billion at September 30, 2008 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2008 was $3.0 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2008.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2008	11,912	$53.17	11,912	1,943,973
August 1-August 31, 2008	4,285	56.56	4,285	1,939,688
September 1-September 30, 2008	9,820	55.06	9,820	1,929,868

Total	26,017	$49.52	26,017

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

Date: November 6, 2008