Form 10-K
period 2008-12-31
UMB FINANCIAL CORP
filed 2009-02-26
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

As of June 30, 2008, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $1,668,179,732 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2009
Common Stock, $1.00 Par Value	41,032,147

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 21, 2009, are incorporated by reference into Part III of this Form 10K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the Company) was organized as a corporation in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956 (BHCA). In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Company owns all of the outstanding stock of four commercial banks, a brokerage company, a community development corporation, a mutual fund servicing company and thirteen other subsidiaries.

The four commercial banks are engaged in general commercial banking business. The principal location of each bank is in Missouri, Colorado, Kansas, and Arizona, respectively. The principal subsidiary bank, UMB Bank, n.a., whose principal office is in Missouri, also has branches in Illinois, Kansas, Nebraska and Oklahoma. The banks offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal subsidiary bank, UMB Bank, n.a., provides international banking services, investment and cash management services, data processing services for correspondent banks and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities.

The table below sets forth the names and locations of the Company’s affiliate banks, as well as their respective number of locations, total assets, loans, total deposits and shareholders’ equity as of December 31, 2008.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2008
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	116	$9,254,246	$3,582,029	$6,668,392	$626,165
Colorado
UMB Bank Colorado, n.a.	14	$932,221	$527,440	$733,028	$155,176

Kansas
UMB National Bank of America, n.a.	5	$835,909	$221,695	$372,135	$78,763

Arizona
UMB Bank Arizona, n.a.	2	$78,266	$75,008	$23,817	$8,682

Other Subsidiaries
UMB Community Development Corporation
UMB Banc Leasing Corp.
UMB Financial Services, Inc.
UMB Scout Insurance Services, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB Trust Company of South Dakota
Scout Investment Advisors, Inc.
UMB Fund Services, Inc.

UMB Bank and Trust, n.a.

Kansas City Realty Company

Kansas City Financial Corporation

UMB Redevelopment Corporation

UMB Realty Company, LLC

Grand Distribution Services, LLC

UMB Distribution Services, LLC

UMB Fund Services, Inc. located in Milwaukee, Wisconsin and Media, Pennsylvania, provides services to 37 mutual fund groups representing 122 funds and administrative and support services for a growing number of alternative investment products.

On a full-time equivalent basis at December 31, 2008, the Company and its subsidiaries employed 3,274 persons.

Segment Information.    Financial information regarding the Company’s six segments is included in Note 13 to the Consolidated Financial Statements provided in Item 8, pages 73 through 76 of this report.

Competition.    The Company faces intense competition from hundreds of financial service providers in the markets served. The Company competes with other traditional and non-traditional financial service providers including banks, thrifts, finance companies, mutual funds, mortgage banking companies, brokerage companies, insurance companies, and credit unions. Customers for banking services and other financial services offered by the Company are generally influenced by convenience of location, quality of service, personal contact, price of services and availability of products. The impact from competition is critical not only to pricing, but also to transaction execution, products and services offered, innovation and reputation. Within the Kansas City banking market, the Company ranks third based on the amount of deposits at June 30, 2008, the most recent date for which deposit information is available from the Federal Deposit Insurance Corporation (FDIC). At June 30, 2008, the Company had 8.5 percent of the deposits in its primary market, the Kansas City metropolitan area, compared to 7.5 percent at June 30, 2007.

Monetary Policy and Economic Conditions.    The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. It is particularly affected by the policies of the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB), which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are: conducting open market operations in United States government securities; changing the discount rates of borrowings of depository institutions; imposing or changing reserve requirements against depository institutions’ deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.

Supervision and Regulation.    As a bank holding company and a financial holding company, the Company (and its subsidiaries) is subject to extensive regulation and is affected by numerous federal and state laws and regulations.

Supervision.    The Company is subject to regulation and examination by the FRB. Its four subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). UMB Scout Insurance Services, Inc. is regulated by state agencies in the states in which it operates. Scout Investment Advisors and UMB Fund Services are subject to the rules and regulations of the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA) because of the UMB Scout Funds and the servicing of other mutual fund groups and alternative investment products. The FRB possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law. In addition, the FRB is empowered to impose civil monetary penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Company’s banks, not the Company’s shareholders. The Company is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Company and its subsidiaries, the preparation and certification of the Company’s consolidated financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters. The Company’s brokerage affiliate, UMB Financial Services, Inc., is regulated by the SEC, FINRA, and is also subject to certain regulations of the various states in which it transacts business. It is subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the organizations to which it has delegated certain regulatory authority may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purpose of regulation of securities broker/dealers is the protection of customers and the securities market, rather than the protection of stockholders of broker/dealers.

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

The Company’s bank subsidiaries are subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991, which expanded the regulatory and enforcement powers of the federal bank regulatory agencies. These laws require that such agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Company’s bank subsidiaries are also subject to a number of consumer protection laws and regulations of general applicability, as well as the Bank Secrecy Act and USA Patriot Act, which are designed to identify, prevent and deter international money laundering and terrorist financing.

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

Payment of dividends by the Company’s affiliate banks to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2008, approximately $40,499,000 of the equity of the Company’s bank and non-bank subsidiaries was available for distribution as dividends to the Company without prior regulatory approval or without reducing the capital of the respective banks below prudent levels.

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

The Company is required to maintain minimum amounts of capital to various categories of assets, as defined by the banking regulators. See Table 13, Risk-Based Capital, on page 39 for additional detail on the computation of risk-based assets and the related capital ratios.

At December 31, 2008, the Company was required to have minimum Tier 1 capital, Total capital, and leverage ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 13.23%, 14.09%, and 8.47%, respectively.

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

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The Company’s banks must be well-capitalized and well-managed in order for the Company to remain a financial holding company. The capital ratios and classifications for the Company and each of the Company’s four banks as of December 31, 2008, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 Risk Based Capital Ratio (6% or greater)	Total Risk-Based Capital Ratio (10% or greater)
UMB Financial Corporation	8.47%	13.23%	14.09%
UMB Bank, n.a.	6.80%	10.88%	11.74%
UMB Bank Colorado, n.a.	11.33%	13.95%	15.01%
UMB National Bank of America, n.a.	10.90%	21.41%	21.97%
UMB Bank Arizona, n.a.	11.89%	11.37%	12.47%

The Company is required to maintain minimum balances with the FRB for each of its subsidiary banks. These balances are calculated from reports filed with the respective FRB for each affiliate. At December 31, 2008, the Company was required to hold $5,685,000 at the FRB.

Deposit Insurance and Assessments.    The deposits of each of the Company’s four subsidiary banks are insured by an insurance fund administered by the FDIC, in general up to a maximum of $100,000 per insured deposit ($250,000 for certain retirement plan deposits). Under federal banking regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. As a result of the Federal Deposit Insurance Reform Act of 2005 (FDIRA) signed into law February 8, 2006, the FDIC assessment is now separated into two parts. The first part is the FDIC Insurance and the second part is the assessment for the Financing Corporation (FICO).

Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program (TLGP) under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009. Senior unsecured debt would include federal funds purchased and certificates of deposit outstanding to the credit of the bank. All eligible institutions participate in the program without cost for the first 30 days of the program. After December 5, 2008, institutions were assessed ten basis points for transaction account balances in excess of $250,000 and at the rate of 75 basis points of the amount of debt issued. The Company has elected to participate in the transaction guarantee part of the TLGP and has opted out of the debt guarantee part of the TLGP.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund (DIF) will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC proposes (i) to determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate, each equally weighted and (ii) to revise the uniform amount and the pricing multipliers. The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009, resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. The FDIC also proposed, effective April 1, 2009, initial base assessment rates for Risk Category 1 institutions of 10 to 14 basis points. After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points. A final rule related to this proposal is expected to be issued during the first quarter of 2009. The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by FICO, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (SAIF). The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIRA also provided for a one time assessment credit that would be used to pay for the quarterly premiums until the credit is fully used. The Company’s one time assessment credit was $7.3 million, of which $3.0 million was used for premiums assessed in 2008. As of December 31, 2008, the Company has a $2.1 million assessment credit outstanding, which will be used to pay future premiums. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

Limitations on Transactions with Affiliates.    The Company and its non-bank subsidiaries are “affiliates” within the meaning of Sections 23A and 23B of the Federal Reserve Act (FRA). The amount of loans or extensions of credit which a bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the FRA and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company, only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

Other Banking Activities.    The investments and activities of the Company’s subsidiary banks are also subject to regulation by federal banking agencies regarding; investments in subsidiaries, investments for their own account (including limitations in investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, types of interest bearing deposit accounts offered, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

A discussion of past acquisitions is included in Note 16 to the Consolidated Financial Statements provided in Item 8 on page 79 of this report.

Future Legislation.    Various legislation, including proposals to change the financial institution regulatory system, are currently being considered by Congress because of the current economic downturn. In the future, management expects that legislative changes will continue to be introduced from time to time in Congress. This legislation may change banking statutes and the Company’s (and its subsidiaries’) operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on the business, results of operations or financial condition of the Company or its subsidiaries.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 18 through 49 of this report.

Executive Officers of the Registrants.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
J. Mariner Kemper	36	Mr. Kemper has served as the Chairman and CEO of the Company since May 2004. and has served as Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. He was President of UMB Bank Colorado from 1997 to 2000.

Peter J. deSilva	47	Mr. deSilva has served as President and Chief Operating Officer of the Company since January 2004 and Chairman and Chief Executive Officer of UMB Bank, n.a. since May 2004. Mr. deSilva was previously employed by Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Peter J. Genovese	62	Mr. Genovese has served as Vice Chairman of the Company since October, 2008. He previously served as Vice Chairman of the Eastern Region and CEO of St. Louis of UMB Bank, n.a. from January 2004 to October 2008. He also served as President of the Company from January 2000 to January 2004.

Michael D. Hagedorn	42	Mr. Hagedorn has served as Executive Vice President and Chief Financial Officer of the Company since March 2005. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group from April 2001 to March 2005.

Bradley J. Smith	53	Mr. Smith has served as Executive Vice President of Consumer Services for UMB Bank, n.a. since January 2005. Previously he served as Executive Vice President of Retail and Corporate Services, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 2000 through 2005.

James A. Sangster	54	Mr. Sangster has served as President of UMB Bank, n.a. since 1999.

Douglas F. Page	65	Mr. Page has served as Executive Vice President of the Company since 1984 and Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

Clyde F. Wendel	61	Mr. Wendel has served as President of the Asset Management Division of UMB Bank, n.a. since June, 2006 and Vice Chairman of UMB Bank, n.a. since June, 2006. Previously he has served as Regional President, Bank of America Private Bank and Senior Bank Executive for Iowa, Kansas, and Western Missouri from 2000-2006.

Name	Age	Position with Registrant
Daryl S. Hunt	52	Mr. Hunt joined UMB Bank, n.a. in November 2007 as Executive Vice President of Financial Services and Support. Previously, Mr. Hunt worked at Fidelity Investments where he served as Sr. Vice President for Transfer Operations from 2006 to 2007, Sr. Vice President of Customer Processing Operations from 2003 to 2006, and Sr. Vice President of Outbound Mail Operations from 2001 to 2003.

Lawrence G. Smith	61	Mr. Smith has served as Executive Vice President and Chief Organizational Effectiveness Officer of UMB Bank, n.a. since March, 2005. Prior to coming to UMB Bank, n.a., Mr. Smith was Vice President—Human Resources for Fidelity Investments in Boston, Massachusetts where he was responsible for Fidelity’s business group human resource activities.

Dennis R. Rilinger	61	Mr. Rilinger has served as Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

David D. Kling	62	Mr. Kling has served as Executive Vice President and Chief Risk Officer of the Company since October, 2008. He previously served as the Executive Vice President for Enterprise Services of UMB Bank, n.a. since November, 2007. He also served as Executive Vice President of Financial Services and Support of UMB Bank, n.a. from 1997 to 2007.

John P. Zader	47	Mr. Zader joined UMB Fund Services in December 2006. He serves as Chief Executive Officer of UMB Fund Services. He previously served as a consultant to Jefferson Wells International in 2006 and served as Senior Vice President and Chief Financial Officer of U.S. Bancorp Fund Services, LLC, a mutual and hedge fund service provider from 1988 to 2006.

Terry W. D’Amore	52	Mr. D’ Amore joined UMB Bank, n.a. in 2006. He serves as Executive Vice President, Director of Payment & Technology Solutions Division where he is responsible for sales, service and product management for the Treasury Management, Healthcare, Foreign Exchange, and Merchant Services. Prior to coming to UMB Bank, n.a., he served as National Sales and Service Manager for Treasury Management’s Corporate Finance Division at PNC Bank in Pittsburgh, Pennsylvania.

Brian J. Walker	37	Mr. Walker joined the Company in June 2007 as Senior Vice President and Corporate Controller (Chief Accounting Officer). From July of 2004 to June 2007 he served as a Certified Public Accountant for KPMG where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche from November 2002 to July of 2004.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.  RISK FACTORS

Our business routinely encounters and addresses risks. Some of such risks may give rise to occurrences that cause our future results to be materially different than we presently anticipate. In the following paragraphs, we describe our current view of certain important strategic risks, although the risks below are not the only risks we face. If any such risks actually materialize, our business, results of operations, financial condition and prospects could be affected materially and adversely. These risk factors should be read in conjunction with our management’s discussion and analysis, beginning on page 18 hereof, and our consolidated financial statements, beginning on page 49 hereof.

General economic conditions, such as the current economic downturn or recession, could materially impair our customers’ ability to repay loans, harm our operating results and reduce our volume of new loans.    The U.S. and the world economies are facing uncertain times. No one knows when the U.S. economy will come out of recession and what impact the Stimulus Package, which was recently signed in to law, will have in the near and distant future. While the Company’s loan portfolio, investment portfolio and funding sources have held up well in the current environment, the future situation is uncertain and the identified risks are explained in further detail throughout Management’s Discussion and Analysis section.

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

We are subject to extensive regulation in the jurisdictions in which we conduct our businesses.    We are subject to extensive state and federal regulation, supervision and legislation that govern most aspects of our operations. Laws and regulations, and in particular banking, securities and tax laws, are under intense scrutiny because of the current economic crisis and may change from time to time. For example, current federal law prohibits the payment of interest on corporate demand deposit accounts. Although a change to permit interest on corporate accounts would have a favorable impact on service-charge income, it would adversely affect net interest income as the Company’s cost of funds would increase. Changes in laws and regulations, lawsuits or actions by regulatory agencies could cause us to devote significant time and resources to compliance and could lead to fines, penalties, judgments, settlements, withdrawal of certain products or services offered in the market or other results adverse to us which could affect our business, financial condition or results of operation, or cause us serious reputational harm.

The future U.S. banking regulatory environment is currently under review. However, it is likely to change resulting in increased internal and external costs, including FDIC assessments. While UMB elected to not participate in the U.S. Treasury’s Troubled Assets Relief Program, the intended and unintended consequences of this governmental action are still being evaluated in our industry. Further, the effect of additional congressional actions remains a possibility, the outcome of which is not currently determinable.

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

We rely on our systems, employees and certain counterparties, and certain failures could adversely affect our operations.    Our Company is dependent on our ability to process a large number of transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We are similarly dependent on our employees. We could be adversely affected if a significant number of our employees are unavailable due to a pandemic, natural disaster, war, act of terrorism, or other reason, or if an employee causes a significant operational break-down or failure, either as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of the Company to operate, potential liability to clients, reputational damage and regulatory intervention, which could adversely affect us. Operational risk also includes our ability to successfully integrate acquisitions into existing charters as an acquired entity will most likely be on a different system than ours. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A for a discussion of how we monitor and manage operational risk.

In a firm as large and complex as the Company, lapses or deficiencies in internal control over financial reporting are likely to occur from time to time and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future.

In addition, there is the risk that our controls and procedures as well as business continuity and data security systems may prove to be inadequate. Any such failure could affect our operations and could adversely affect our results of operations by requiring the Company to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

If we do not successfully handle issues that may arise in the conduct of our business and operations, our reputation could be damaged, which could in turn negatively affect our business.    Our ability to attract and retain customers and transact with the Company’s counterparties could be adversely affected to the extent our reputation is damaged. The failure of the Company to deal with various issues that could give rise to reputational risk could cause harm to the Company and our business prospects. These issues include, but are not limited to potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, recordkeeping, sales and trading practices and proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. The failure to appropriately address these issues could make our clients unwilling to do business with us, which could adversely affect our results.

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

The shift from paper-based to electronic-based payments may be difficult and negatively affect earnings.    In today’s payment environment, checks continue to be a payment choice; however, checks as a percent of the total payment volume are declining and the transactions are shifting to electronic alternatives. Check products are serviced regionally due to the physical constraints of paper documents; however, electronic documents are not bound by the same constraints, thus opening geographic markets to all providers of electronic services. To address this shift, new systems are being developed and marketed which involve significant software and hardware costs. It is anticipated that we will encounter new competition, and any competitor that attracts the payments business of our existing customers will compete strongly for the remainder of such customers’ banking business.

Our framework for managing our risks may not be effective in mitigating risk and loss to the Company.    Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, price risk, interest rate risk, operational risk, compliance and litigation risk, foreign exchange risk, reputation risk, and fiduciary risk, among others. There can be no assurance that our framework to manage risk, including such framework’s underlying assumptions, will be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

Liquidity is essential to our businesses and we rely on the securities market and other external sources to finance a significant portion of our operations.    Liquidity affects our ability to meet our financial commitments. Our liquidity could be negatively affected should the need arise to increase deposits or obtain additional funds through borrowing to augment current liquidity sources. Factors that we cannot control, such as disruption of the financial markets or negative views about the general financial services industry, could impair the Company’s access to funding. If we are unable to raise funding using the methods described above, we would likely need to sell assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets on a timely basis, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations. Our liquidity and funding policies have been designed to ensure that we maintain sufficient liquid financial resources to continue to conduct our business for an extended period in a stressed liquidity environment. If our liquidity and funding policies are not adequate, we may be unable to access sufficient financing to service our financial obligations when they come due, which could have a material adverse franchise or business impact. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how we monitor and manage liquidity risk.

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

Future events may be different than those anticipated by our management assumptions and estimates, which may cause unexpected losses in the future.    Pursuant to current Generally Accepted Accounting Principles, we are required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, and the fair values of certain assets and liabilities, among other items. Should our determined values for such items prove inaccurate, we may experience unexpected losses which could be material.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this Form 10-K.

ITEM 2.  PROPERTIES

The Company’s headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and opened during July 1986. Of the 250,000 square feet, 227,000 square feet is occupied by departments and customer service functions of UMB Bank, n.a. as well as offices of the parent company, UMB Financial Corporation. The remaining 23,000 square feet of space within the building is leased to a law firm.

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

UMB Bank, n.a. leases 41,049 square feet in the Hertz Building located in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full-service banking center and is home to some operational and administrative support functions.

UMB Bank, Colorado, n.a. leases 9,003 square feet on the first, second, and third floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado. The location has a full-service banking center and is home to the operational and administrative support functions for UMB Bank, Colorado, n.a.

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,135 square feet in Milwaukee, Wisconsin, at which its fund services operation is headquartered.

As of December 31, 2008, the Company’s affiliate banks operated a total of four main banking centers with 137 detached branch facilities, the majority of which are owned by the Company.

Additional information with respect to premises and equipment is presented in Notes 1 and 8 to the Consolidated Financial Statements in Item 8, pages 55, 65 and 66 of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 18, 2009, the Company had 2,346 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2008	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.150	$0.165	$0.165	$0.175
Book value	22.57	22.40	22.82	23.81
Market price:
High	44.50	57.89	69.60	60.00
Low	35.76	40.28	45.45	36.59
Close	41.20	51.27	52.52	49.14

Per Share

2007	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.140	$0.140	$0.140	$0.150
Book value	20.42	20.44	21.18	21.55
Market price:
High	39.07	41.70	47.06	46.27
Low	35.17	36.70	36.27	34.95
Close	37.76	36.87	42.86	38.36

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is presented in Item 1, page 7 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 67 and 68 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 90 and 91 and in Note 11 to the Consolidated Financial Statements provided in Item 8, pages 69 through 72 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2008:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2008	6,993	$51.87	6,993	1,922,875
November 1—November 30, 2008	1,546	44.38	1,546	1,921,329
December 1—December 31, 2008	8,706	46.02	8,706	1,912,623

Total	17,245	48.24	17,245

On April 22, 2008, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 22, 2009. The Company has not made any repurchases other than through these plans. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 19 through 44, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

EARNINGS	2008	2007	2006	2005	2004
Interest income	$387,973	$414,413	$369,083	$271,911	$219,454
Interest expense	112,922	181,729	151,859	83,621	40,350
Net interest income	275,051	232,684	217,224	188,290	179,104
Provision for loan losses	17,850	9,333	8,734	5,775	5,370
Noninterest income	312,783	288,788	254,945	251,873	228,103
Noninterest expense	430,153	407,164	381,417	358,069	350,102
Net income	98,075	74,213	59,767	56,318	42,839

AVERAGE BALANCES
Assets	$8,897,886	$7,996,286	$7,583,217	$7,094,319	$6,927,929
Loans, net of unearned interest	4,193,871	3,901,853	3,579,665	3,130,813	2,781,084
Securities	3,421,213	2,846,620	2,797,114	2,918,445	3,033,732
Interest-bearing due from banks	66,814	—	—	—	—
Deposits	6,532,270	5,716,202	5,488,798	5,135,968	4,976,037
Long-term debt	36,404	36,905	37,570	34,820	17,579
Shareholders’ equity	933,055	874,078	843,097	829,412	821,556

YEAR-END BALANCES
Assets	$10,976,596	$9,342,959	$8,917,765	$8,247,789	$7,805,006
Loans, net of unearned interest	4,410,034	3,929,365	3,767,565	3,393,404	2,869,224
Securities	4,924,407	3,486,780	3,363,453	3,463,817	3,825,765
Interest-bearing due from banks	575,309	—	—	—	—
Deposits	7,725,326	6,550,802	6,308,964	5,920,822	5,388,238
Long-term debt	35,925	36,032	38,020	38,471	21,051
Shareholders’ equity	974,811	890,574	848,875	833,463	819,182

PER SHARE DATA
Earnings—basic	$2.41	$1.78	$1.40	$1.31	$0.99
Earnings—diluted	2.38	1.77	1.40	1.30	0.99
Cash dividends	0.66	0.57	0.52	0.46	0.43
Dividend payout ratio	27.18%	32.02%	37.14%	34.73%	43.43%
Book value	$23.81	$21.55	$20.08	$19.39	$18.93
Market price
High	69.60	47.06	38.04	34.25	29.45
Low	35.76	34.95	31.80	26.45	23.23
Close	49.14	38.36	36.51	31.96	28.33

Return on average assets	1.10%	0.93%	0.79%	0.79%	0.62%
Return on average equity	10.51	8.49	7.09	6.79	5.21
Average equity to average assets	10.49	10.93	11.12	11.69	11.86
Total risk-based capital ratio	14.09	14.58	14.65	16.99	19.20

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2008. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic and political conditions, either nationally, internationally or in the Company’s footprint, may be less favorable than expected;

•	Legislative or regulatory changes;

•	Changes in the interest rate environment;

•	Changes in the securities markets impacting mutual fund performance and flows;

•	Changes in operations;

•	Changes in accounting rules;

•	The ability to successfully and timely integrate acquisitions into existing charters;

•	Competitive pressures among financial services companies may increase significantly;

•	Changes in technology may be more difficult or expensive than anticipated;

•	Changes in the ability of customers to repay loans;

•	Changes in loan demand may adversely affect liquidity needs; and

•	Changes in employee costs.

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

The first strategy is a focus on net interest income. This is a multi-pronged strategy emphasizing the investment portfolio, loan portfolio and deposit base. During 2008, progress on this strategy was illustrated by an increase in net interest income of 18.2 percent from the previous year. This was accomplished through earning asset growth, as well as an overall increase in net interest margin. Average earning assets increased by $894.4 million, or 12.6 percent from 2007. This earning asset growth was primarily funded with an $836.2 million increase in average deposits, or 14.3 percent from 2007. Net interest margin, on a tax-equivalent basis, increased 16 basis points as compared to 2007 and net interest spread increased 56 basis points as compared to 2007.

The second strategy is to grow the Company’s fee-based businesses. The Company believes this strategy will help compensate for the average loan-to-deposit ratio of the Company’s subsidiary banks, which has been, and is expected to continue to be, lower than industry average. The Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During 2008, noninterest income increased $24.0 million, or 8.3 percent, compared to 2007. The increase in noninterest income was attributable to higher trust and securities processing income, service charges on deposits, and bankcard fees. Additionally, the increase included an $8.9 million gain on the mandatory redemption of Visa Inc. common stock. Trust and securities processing increased $6.7 million, or 5.8 percent. This increase was due to increased fund administration fees of $6.9 million, or 18.3 percent, compared to 2007. Additionally, record fund flows within total assets under management of $1.1 billion during 2008, as discussed in the fourth strategy below, contributed to the increase. Service charges on deposits increased by $5.2 million, or 6.5 percent during 2008. This increase is primarily due to corporate service charges and return item charges. Bankcard fees increased $3.4 million, or 8.5 percent, during 2008, which is attributable to an increase in card activity. The Company continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers. The Company continues to emphasize its asset management, credit card, health care services, and payments businesses.

The third strategy is to leverage the Company’s distribution network. The Company continues to strategically add employees to our footprint and to expand nation-wide in businesses such as Corporate Trust, Private Banking and UMB Fund Services. As evidence of this, the Company entered the Indianapolis, Indiana market in the fourth quarter of 2008 by hiring a team of seasoned Corporate Trust professionals. Repositioning and increasing utilization of our regional distribution network remains a priority. Through the acquisition of a bank in Colorado Springs, Colorado, and by opening two branches and closing one, the Company increased its banking center network to 137 branches.

The fourth strategy is to strengthen the asset management business of the Company. In particular, the focus is to continue growing the UMB Scout Funds (which are a family of proprietary mutual funds managed by a subsidiary of the Company) by adding and offering new products, achieving strong performance, and leveraging distribution networks. The Company continues to develop an investment advisory model. To that end, the Company will continue to evolve proprietary and non-proprietary products and services to support this approach. In addition, the Company continues to integrate private banking, wealth solutions, and brokerage capabilities for our customers. As some of the revenue from the Company’s asset management business is the direct result of the market value of its customers’ investments, the overall health of the equity and financial markets continues to play an important role in the recognition of fee income as discussed in the “Business Segment section on pages 26 to 28. Another important part of the Company’s asset management strategy is the implementation of an integrated wealth management business model. With twelve client managers, Private Banking has more than $91 million in loans and nearly $247 million in deposits. Brokerage fee income has also continued to improve with a 7.9 percent growth since 2007.

The fifth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company repurchased 580,096 shares of common stock at an average price of $40.35 per share during 2008. Further, the Company paid $26.8 million in dividends during 2008, which represents a 12.5 percent increase as compared to 2007. This was a 14.9 percent increase in per share dividends during 2008 compared to 2007. At the end of 2008, the Company had a total risk-based capital ratio of 14.09 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

Earnings Summary

The Company recorded consolidated net income of $98.1 million for the year ended December 31, 2008. This represents a 32.2 percent increase over 2007. Net income for 2007 increased 24.2 percent compared to 2006. Basic earnings per share for the year ended December 31, 2008 were $2.41 per share compared to $1.78 per share in 2007 and $1.40 per share in 2006. Basic earnings per share for 2008 increased 35.4 percent over 2007, which had increased 27.1 percent over 2006. Fully diluted earnings per share for the year ended December 31, 2008, were $2.38 per share compared to $1.77 per share in 2007 and $1.40 per share in 2006.

The Company’s net interest income increased to $275.1 million in 2008 compared to $232.7 million in 2007 and $217.2 million in 2006. The $42.4 million increase in net interest income in 2008 compared to 2007 is primarily a result of a favorable rate and volume variance. See Table 1 on page 24. The favorable volume variance was led by a 26.8 percent increase in the average balance of taxable securities and a 7.5 percent increase in the average balance of loans and loans held for sale. Net interest spread improved by 58 basis points in 2008 compared to 2007. The rate variance remained positive and continues to benefit from interest-free funds. The impact of this benefit is illustrated on Table 2 on page 25. The $15.5 million increase in net interest income in 2007 compared to 2006 is primarily a result of both a favorable rate and volume variance. The volume variance was mostly driven by a 9.0 percent increase in loans and loans held for sale in 2007 compared to 2006. The net interest spread increased by 5 basis points in 2007 compared to 2006, and the rate variance was positive and benefited from interest-free funds. The current credit environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements. See Table 15 on page 45 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2008.

The Company had an increase of $24.0 million, or 8.3 percent, in noninterest income in 2008 compared to 2007 and a $33.8 million, or 13.3 percent, increase in 2007 compared to 2006. During 2008, the increase in noninterest income is attributable to higher trust and securities processing income, service charges on deposits, and bankcard fees. The impact of the Visa, Inc. (Visa) transactions and the sale of the securities transfer product transactions were also contributors to the year-over-year change. Trust and securities processing increased $6.7 million, or 5.8 percent. This increase was primarily due to the record fund flows within total assets under management of $1.1 billion during 2008. Service charges on deposits increased by $5.2 million, or 6.5 percent during 2008. This increase is primarily due to corporate service charges and return item charges. Bankcard fees increased $3.4 million, or 8.5 percent, during 2008, which is attributable to an increase in card activity. During the first quarter of 2008, the Company recorded an $8.9 million pre-tax gain on the mandatory partial redemption of Visa class B common stock, which was a direct result of Visa’s initial public offering (IPO). These increases were offset by a decrease of $6.1 million in noninterest income, due to the year-over-year impact of the gain on sale of the securities transfer product. A $7.2 million pre-tax gain was recognized in 2007 on this sale and a $1.1 million pre-tax gain was recognized in the third quarter of 2008 as a result of a final contingent payment received. This sale originated in the third quarter of 2007 and was completed in the third quarter of 2008. The change in noninterest income in 2008 from 2007, and 2007 from 2006 is illustrated on Table 5 on page 28.

Noninterest expense increased in 2008 by $23.0 million, or 5.7 percent, compared to 2007 and increased in 2007 by $25.7 million, or 6.8 percent, compared to 2006. The category of noninterest expense with the most significant increase in 2008 and 2007 is salaries and employee benefits due to higher base salaries and increased commissions and bonuses related to improved financial performance and partially due to increases in employee benefit expense. The year-over-year impact from the Visa transaction also contributed to the increase. During the fourth quarter of 2007, the Company recorded a pre-tax liability accrual of $4.6 million related to the Company’s estimated share of Visa’s covered litigation. The Company reduced this liability accrual in the first quarter of 2008 by $4.0 million as a result of funding the covered litigation escrow account as part of Visa’s IPO process. This accrual contributed to the increase in 2007, but had the opposite impact in 2008 when it was partially reversed. The increase in noninterest expense in 2008 from 2007, and 2007 from 2006 is illustrated on Table 6 on page 29.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2008, 2007 and 2006.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 2 analyzes net interest margin for the three years ended December 31, 2008, 2007 and 2006. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2004 through 2008 are presented in a table following “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 43 and 44. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

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

Average Volume		Average Rate		2008 vs. 2007	Increase (Decrease)
2008	2007	2008	2007		Volume	Rate	Total
				Change in interest earned on:
$4,193,871	$3,901,853	5.77%	6.94%	Loans	$16,842	$(45,753)	$(28,911)
				Securities:
2,614,787	2,061,994	4.22	4.73	Taxable	23,330	(10,553)	12,777
764,070	725,765	5.20	5.12	Tax-exempt	737	240	977
321,757	360,288	2.42	5.18	Federal funds sold and resell agreements	(934)	(9,926)	(10,860)
68,548	—	0.68	—	Interest-bearing due from banks	467	—	467
40,622	58,862	3.69	4.03	Other	(688)	(202)	(890)

8,003,655	7,108,762	5.02	6.00	Total	39,754	(66,194)	(26,440)
				Change in interest incurred on:
4,596,100	3,936,104	1.95	3.05	Interest-bearing deposits	12,887	(43,360)	(30,473)
1,288,901	1,272,699	1.65	4.66	Federal funds purchased and repurchase agreements	268	(38,212)	(37,944)
53,735	49,777	3.48	4.54	Other	138	(526)	(390)

$5,938,736	$5,258,580	1.90%	3.46%	Total	13,293	(82,100)	(68,807)

				Net interest income	$26,461	$15,906	$42,367

Average Volume		Average Rate		2007 vs. 2006	Increase (Decrease)
2007	2006	2007	2006		Volume	Rate	Total
				Change in interest earned on:
$3,901,853	$3,579,665	6.94%	6.66%	Loans	$22,366	$9,916	$32,282
				Securities:
2,061,994	2,059,946	4.73	4.15	Taxable	97	11,897	11,994
725,765	682,363	5.12	4.99	Tax-exempt	1,328	493	1,821
360,288	378,028	5.18	5.06	Federal funds sold and resell agreements	(919)	466	(453)
—	—	—	—	Interest-bearing due from banks	—	—	—
58,862	56,639	4.03	4.68	Other	84	(395)	(311)

7,108,762	6,756,641	6.00	5.62	Total	22,956	22,374	45,330
				Change in interest incurred on:
3,936,104	3,648,158	3.05	2.66	Interest-bearing deposits	8,794	14,534	23,328
1,272,699	1,148,454	4.66	4.60	Federal funds purchased and repurchase agreements	5,784	634	6,418
49,777	51,084	4.54	4.19	Other	(59)	183	124

$5,258,580	$4,847,696	3.46%	3.13%	Total	14,519	15,351	29,870

				Net interest income	$8,437	$7,023	$15,460

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2008	2007	2006
Average earning assets	$8,003,655	$7,109,235	$6,756,931
Interest-bearing liabilities	5,938,736	5,258,580	4,847,696

Interest-free funds	$2,064,919	$1,850,655	$1,909,235

Free funds ratio (free funds to earning assets)	25.80%	26.03%	28.25%

Tax-equivalent yield on earning assets	5.02%	6.00%	5.62%
Cost of interest-bearing liabilities	1.90	3.46	3.13

Net interest spread	3.12%	2.54%	2.49%
Benefit of interest-free funds	0.48	0.90	0.89

Net interest margin	3.60%	3.44%	3.38%

The Company experienced an increase in net interest income of $42.4 million, or 18.2 percent, for the year 2008 compared to 2007. This follows an increase of $15.5 million, or 7.1 percent, for the year 2007 compared to 2006. As illustrated in Table 1, the 2008 increase is due to both a favorable volume and a favorable rate variance. The most significant portion of this favorable volume variance is associated with higher securities balances in 2008 and higher loan balances in 2008 and 2007. The favorable volume and rate variances for earning assets were partially offset by corresponding higher volume and rate variances on the liability side of the balance sheet. Deposit gathering campaigns in each year increased the Company’s deposit balances. Despite overall declining interest rates in 2008, the Company improved margin by reducing 156 basis points in average cost of interest-bearing liabilities, which more than offset a decrease in average earning asset yield of 98 basis points.

The decrease in the cost of funds has led to a declining beneficial impact from interest-free funds. However, the Company still maintains a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 30.9 percent, 32.0 percent and 36.3 percent of total outstanding deposits at December 31, 2008, 2007 and 2006, respectively. As illustrated in Table 2, the impact from these interest-free funds was 48 basis points in 2008, compared to 90 basis points in 2007 and 89 basis points in 2006.

The 2007 increase in net interest income over 2006 is due to both a favorable volume and a favorable rate variance. In addition to the significant favorable volume variance associated with higher loan balances in 2007, the increase in interest rates during the year had a favorable impact on the rate variance for earning assets, which was offset by the increase in rates of repricing liabilities.

The Company has experienced a repricing of a majority of its liabilities during the recent interest rate cycle while its assets continue to reprice. Loans have increased from an average of $3.9 billion in 2007 to an average of $4.2 billion in 2008. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is relatively short in duration and liquid in its composition of assets. If the Federal Reserve’s Open Market Committee maintains rates at current levels, the Company anticipates a negative impact to interest income as a result. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions, market movements and the duration of this rate environment.

During 2009, approximately $984 million of securities are expected to mature and be reinvested. This includes approximately $300 million which will mature during the first quarter of 2009. Although the Federal Reserve’s Open Market Committee’s rate cuts during 2008 provided some short term margin boost, the Company expects a reduction in net interest income due to the downward repricing of its asset yields during the next twelve months. The total investment portfolio had an average life of 17.5 months and 29.3 months as of December 31,

2008 and 2007, respectively. It should be noted that the Company also has a significant portfolio of extremely short-term discount notes as of the end of both 2008 and 2007. These securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period. At December 31, 2008, the amount of such discount notes was approximately $1.7 billion, and without these discount notes, the average life of the core investment portfolio would have been 25.3 months. At December 31, 2007, the amount of such discount notes was approximately $724 million, and without these discount notes, the average life of the core investment portfolio would have been 37.1 months.

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

	December 31
Loan Category	2008	2007	2006	2005	2004
Commercial	$31,617	$30,656	$31,136	$28,445	$17,325
Consumer	10,893	9,743	10,387	10,726	20,806
Real estate	9,678	5,520	3,333	1,572	4,292
Agricultural	59	17	20	32	250
Leases	50	50	50	50	50

Total allowance	$52,297	$45,986	$44,926	$40,825	$42,723

Table 4 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on pages 47 and 48 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.

As illustrated in Table 4 below, the ALL increased slightly as a percentage of total loans to 1.19 percent as of December 31, 2008 compared to 1.17 percent as of December 31, 2007. Based on the factors above, management of the Company expensed an additional $8.5 million, or 91.3 percent, related to the provision for loan losses in 2008 compared to 2007. This growth is primarily attributable to an increased inherent risk and the overall growth in the loan portfolio. This compares to a $0.6 million, or 6.9 percent increase in the provision for loan losses in 2007 compared to 2006.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2008	2007	2006	2005	2004
Allowance-beginning of year	$45,986	$44,926	$40,825	$42,723	$43,494
Provision for loan losses	17,850	9,333	8,734	5,775	5,370
Allowance of banks and loans acquired	216	—	2,359	—	—
Charge-offs:
Commercial	(4,281)	(2,615)	(5,861)	(2,261)	(2,150)
Consumer
Bankcard	(8,092)	(5,684)	(4,522)	(5,925)	(5,541)
Other	(4,147)	(3,857)	(2,554)	(1,918)	(2,050)
Real estate	(61)	(318)	—	(3)	(4)

Total charge-offs	(16,581)	(12,474)	(12,937)	(10,107)	(9,745)
Recoveries:
Commercial	1,338	1,046	3,494	443	1,257
Consumer
Bankcard	1,253	1,107	1,073	1,008	1,129
Other	2,220	2,032	1,376	981	1,217
Real estate	15	16	2	2	1

Total recoveries	4,826	4,201	5,945	2,434	3,604

Net charge-offs	(11,755)	(8,273)	(6,992)	(7,673)	(6,141)

Allowance-end of year	$52,297	$45,986	$44,926	$40,825	$42,723

Average loans, net of unearned interest	$4,175,658	$3,888,149	$3,562,038	$3,109,774	$2,758,312
Loans at end of year, net of unearned interest	4,388,148	3,917,125	3,753,445	3,373,944	2,845,196
Allowance to loans at year-end	1.19%	1.17%	1.20%	1.21%	1.50%
Allowance as a multiple of net charge-offs	4.45	x	5.56	x	6.43	x	5.32	x	6.96	x
Net charge-offs to:
Provision for loan losses	65.86%	88.64%	80.04%	132.87%	114.36%
Average loans	0.28	0.21	0.20	0.25	0.22

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased $24.0 million, or 8.3 percent, in 2008 compared to 2007. During 2008, the increase in noninterest income is attributable to higher trust and securities processing income, service charges on deposits, bankcard fees, and the gain on the mandatory redemption of Visa Inc. common stock. Trust and securities processing increased $6.7 million, or 5.8 percent. This increase was due to the record fund flows in total assets under management of $1.1 billion during 2008 and an increase of $6.9 million, or 18.3 percent, in fund administration fees over 2007. Service charges on deposits increased by $5.2 million, or 6.5 percent during 2008. This increase is primarily due to corporate service charges and return item charges. Bankcard fees increased $3.4 million, or 8.5 percent, during 2008, which is attributable to an increase in card activity. During the first quarter of 2008, the Company recorded an $8.9 million pre-tax gain on the mandatory partial redemption of Visa, Inc. common stock. These increases were offset by a decrease of $6.1 million in noninterest income, due to the year-over-year impact of the gain on sale of the securities transfer product which originated in 2007.

The Company’s fee-based services provide the opportunity to offer multiple products and services to customers which management believes will more closely align the customer’s product demand with the Company. The Company’s ongoing focus is to continue to develop and offer multiple products and services to its customers. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading/brokerage and cash/treasury management. Management believes that it can offer these products and services both efficiently and profitably, as most have common platforms and support structures. An example of this support structure is the implementation of an integrated wealth management business model. With twelve client managers, Private Banking has more than $91 million in loans and nearly $247 million in deposits. These Private Banking relationships provide an excellent opportunity to offer the client the Company’s fee-based services.

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2008	2007	2006	08-07	07-06	08-07	07-06
Trust and securities processing	$122,255	$115,585	$98,250	$6,670	$17,335	5.8%	17.6%
Trading and investment banking	19,636	19,288	18,192	348	1,096	1.8	6.0
Service charges on deposit accounts	85,064	79,880	73,598	5,184	6,282	6.5	8.5
Insurance fees and commissions	4,564	3,418	3,956	1,146	(538)	33.5	(13.6)
Brokerage fees	8,660	8,023	6,228	637	1,795	7.9	28.8
Bankcard fees	43,348	39,972	38,759	3,376	1,213	8.5	3.1
Gain on sale of securities transfer, net	1,090	7,218	—	(6,128)	7,218	(84.9)	100.0
Gains on sales of securities available for sale, net	3,334	1,010	117	2,324	893	>100.0	>100.0
Gain on mandatory redemption of Visa, Inc. common stock	8,875	—	—	8,875		100.0	—
Other	15,957	14,394	15,845	1,563	(1,451)	10.9	(9.2)

Total noninterest income	$312,783	$288,788	$254,945	$23,995	$33,843	8.3%	13.3%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 5 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2008 compared to 2007 and in 2007 compared to 2006.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and mutual fund assets servicing. These fees increased year-over-year for the past two years by 5.8 percent and 17.6 percent, respectively. The increase in trust and securities processing fees in 2008 compared to 2007 was primarily a result of the record fund flows within total assets under management of $1.1 billion. Additionally, there was a $6.9 million increase in fund administration fees earned. Trust and securities processing fees and fund administration fees were also the primary reasons for the respective increases in this category in 2007 compared to 2006 with a $1.0 million increase in management fees earned by Scout Investment Advisors, Inc. (a subsidiary of the Company) and specifically related to the UMB Scout Funds, which are a family of proprietary mutual funds managed by Scout Investment Advisors, Inc. There was also an approximate $6.0 million increase in fund administration fees earned by UMB Fund Services in 2007 compared to 2006. As the income from these two services is highly correlated to the market value of assets and the overall health of the equity and financial markets, management expects 2009 revenue to remain flat as compared to 2008. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

Service charges on deposit accounts increased by 6.5 percent in 2008 compared to 2007, whereas this category increased by 8.5 percent in 2007 compared to 2006. The increase in both 2008 and 2007 is due mostly to greater individual overdrafts and return item charges. Pricing increases and changes (such as improved technology) in overdraft and collection procedures have been the primary reasons for this increase.

Brokerage fees increased $0.6 million, or 7.9 percent, and $1.8 million, or 28.8 percent, in 2008 and 2007, respectively. Management’s continued focus on its distribution network and the commercial customer base has yielded these improved results. The increase in brokerage fees in 2008 and 2007 was primarily attributable to institutional money market and other asset-backed fee income.

Bankcard fees increased $3.4 million, or 8.5 percent, and $1.2 million, or 3.1 percent, in 2008 and 2007, respectively. The increase in both years reflects both higher card volume and a greater average transaction dollar amount. The credit card rebate programs in place encourage increased usage by both consumer and commercial customers. To illustrate the continued success of this program, commercial cardholder volume increased 15.8 percent in 2008.

During 2007, the Company sold the security transfer product to a third party for a pre-tax gain of $7.2 million. The agreement included residual contingent payments, which the Company could receive if certain revenue targets were met over the twelve month period after the sale date. In the third quarter of 2008, the Company recorded an additional pre-tax gain of $1.1 million from the final contingent payment. These combined transactions resulted in a year-over-year decrease in noninterest income of $6.1 million.

During the first quarter of 2008, the Company recorded an $8.9 million pre-tax gain on the mandatory partial redemption of Visa, Inc. common stock. This transaction was a direct result of Visa, Inc.’s initial public offering, which required the Company to redeem a portion of its holdings of Class B shares.

Noninterest Expense

Noninterest expense increased in both 2008 and 2007 compared to the respective prior years. Table 6 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2008	2007	2006	08-07	07-06	08-07	07-06
Salaries and employee benefits	$227,938	$206,883	$193,980	$21,055	$12,903	10.2%	6.7%
Occupancy, net	32,472	30,255	27,776	2,217	2,479	7.3	8.9
Equipment	53,044	52,711	48,968	333	3,743	0.6	7.6
Supplies and services	24,221	23,435	22,805	786	630	3.4	2.8
Marketing and business development	19,431	15,443	14,835	3,988	608	25.8	4.1
Processing fees	32,742	29,861	28,292	2,881	1,569	9.6	5.5
Legal and consulting	8,214	8,451	8,175	(237)	276	(2.8)	3.4
Bankcard	11,537	11,064	13,831	473	(2,767)	4.3	(20.0)
Amortization of intangibles	3,105	2,943	1,600	162	1,343	5.5	83.9
Covered litigation provision	(4,023)	4,628	—	(8,651)	4,628	(>100.0)	100.0
Other	21,472	21,490	21,155	(18)	335	(0.1)	1.6

Total noninterest expense	$430,153	$407,164	$381,417	$22,989	$25,747	5.6%	6.8%

Salaries and employee benefits expense increased by 10.2 percent and 6.7 percent in 2008 and 2007, respectively. The increase in both 2008 and in 2007 is primarily due to higher base salaries and an increase in commission and bonus expenses related to the Company’s improved financial performance for the year. During 2008, the Company experienced increases in employee benefits expenses that include a $2.0 million increase in the Company match of the 401(k) and contribution to the profit sharing plan and a $1.4 million increase in health insurance costs associated with the Company’s self-funded insurance plan. During 2007, the Company also experienced increases in employee benefits expenses that include a $1.1 million increase in the Company match of the 401(k) and profit sharing plan and a $0.7 million increase in health insurance costs.

Occupancy expense increased by 7.3 percent and 8.9 percent in 2008 and 2007, respectfully. These increases are attributable to building repair and maintenance costs.

Marketing and business development expense increased by 25.8 percent and 4.1 percent in 2008 and 2007, respectively. For both years, the expense increased primarily due to the additional cost of campaigns specifically designed to gather deposits.

Processing fees increased by 9.6 percent and 5.5 percent in 2008 and 2007, respectively. The increase in both years is primarily attributable to an increase in shareholder servicing and other administration fees paid to investment advisors related to the UMB Scout Funds. The amount of such fees paid in future years is dependent upon assets under management (affected by both fund flows as well as market values), and is expected to generally correlate to trends in the equity markets. Additional processing fee increases in both years are attributable to third party custodial fees related to international transactions from mutual fund clients.

During the fourth quarter of 2007, the Company, as a member of Visa U.S.A. Inc. (Visa USA), received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa USA., Visa Canada Association, and Visa International Service Association, in preparation for an initial public offering. Based on this participation, the Company and other Visa USA member banks became aware of an obligation to provide indemnification to Visa in connection with its potential losses resulting from “covered litigation” as described in Visa’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 21, 2007. This covered litigation provision contributed to the increase in noninterest expense in 2007, but had the opposite impact in 2008 when it was reversed.

Income Taxes

Income tax expense totaled $41.8 million, $30.8 million and $22.3 million in 2008, 2007 and 2006, respectively. These amounts equate to effective rates of 29.9 percent, 29.3 percent, and 27.1 percent for 2008, 2007 and 2006, respectively. The primary reason for the difference between the Company’s effective tax rate and the statutory tax rate is the effect of non-taxable income from municipal securities. The increase in the effective tax rate in 2008 and 2007 was primarily a result of tax-exempt income representing a smaller percentage of pre-tax net income.

Business Segments

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. The segments are differentiated by both the customers served and the products and services offered. Note 13 to the Consolidated Financial Statements describes how these segments are identified and presents financial results of the segments for the years ended December 31, 2008, 2007 and 2006. The Treasury and Other Adjustments category includes items not directly associated with any other segment.

Commercial Banking and Lending’s net income before taxes for 2008 decreased $6.0 million, or 25.4 percent, to $17.7 million compared to 2007. In 2007, the pre-tax net income increased from 2006 by $1.2 million, or 5.5 percent, to $23.7 million. For 2008, the decrease in net income was driven primarily by an increase in noninterest expense of $6.1 million, or 20.0 percent, from 2007, and an increase in the provision for loan losses of $2.2 million, or 55.0 percent. This increase was partially offset by a $2.6 million increase in net interest income driven primarily by loan growth. The non-interest expense increase was primarily attributable to an increase in salaries and benefits from the transfer of associates from Consumer Services and increased incentive expenses due to sales growth. Provision has increased due to total loans in this segment increasing by $403.8 million, or 14.4 percent, and to ensure the allowance for loan losses is adequately funded for the inherent risk in the loan portfolio. Management anticipates a recessionary economic environment during 2009, which will continue to place pressure on income growth in this segment.

Payment and Technology Solutions’ 2008 net income before taxes increased $10.3 million, or 19.2 percent, to $63.8 million compared to 2007. In 2007, net income before taxes increased over 2006 by $12.2 million, or 29.6 percent. The increase in 2008 was primarily a result of a $19.6 million increase in net interest income as a result of increased deposit balances and enhanced margin. Noninterest income decreased $2.9 million, or 4.3 percent, due to the 2007 sale of the securities transfer product for an initial gain of $7.2 million, which was partially offset by increases in treasury management deposit service charge income and in card services income related to commercial cards and health care solutions. Noninterest expense increased $6.3 million, or 7.5 percent, compared to 2007 primarily from an increase in technology allocations driven by increased investments for this segment. The Company has focused significant resources into creating and enhancing products and services to keep the Company in step with clients’ changing needs.

Banking Services’ pre-tax net income was $1.0 million for 2008, which was a $2.4 million increase from 2007 pre-tax loss of $1.4 million. The 2007 pre-tax net loss for this segment increased $3.3 million over 2006. For 2008, the increase in pre-tax net income was primarily attributable to an increase in noninterest income of $6.1 million, or 24.3 percent, from 2007; offset by increases in noninterest expenses of $4.6 million, mainly in salaries, commissions and benefits. The revenue increase is attributable to both an increase in volume and margin, particularly in the first four months of 2008, as banks tightened lending practices and increased their investment portfolios. Activity and margins compressed somewhat in the second half of 2008. Management believes that economic factors will make it difficult to increase net interest margin, deposit service charges, and trading income in this segment in 2009.

Consumer Services’ net income before taxes for 2008 increased by $10.2 million to $11.3 million compared to 2007. Pre-tax net income decreased by $2.4 million in 2007 to $1.1 million compared to 2006. In 2008, the increase in net income before taxes was driven by an increase in net interest income of $11.8 million, or 12.1 percent, noninterest income increased $5.5 million, or 8.2 percent, and was offset by an increase in provision for loan losses of $6.2 million, or 116.6 percent, from 2007. Net interest income increased due to deposits growing by $307 million, or 10.1 percent, a decline in indirect loans with a corresponding replacement of these balances with loan products with greater yields, and managing the deposit yields as the market rates fell. Noninterest income increased $5.5 million, or 8.2 percent, primarily due to an increase in individual return item and overdraft activity, growth in credit and debit card services income, and insurance and annuity sales. Noninterest expense increased by $0.9 million, or 0.6 percent, primarily from an increase in occupancy-related expenses from new locations opened, which were offset by a decrease in salary expense from a reclassification of associates from this segment to Commercial Banking and Lending.

Asset Management’s pre-tax net income in 2008 was $23.0 million, which is a decrease of $2.5 million, or 9.8 percent, from 2007. This compares to a $11.6 million, or 83.4 percent, increase in pre-tax net income in 2007 compared to 2006. The decrease in pre-tax net income was attributable to increases in noninterest expense, partially offset by increases in noninterest income. Noninterest income increased 2.7 percent, mostly due to fees associated with the UMB Scout Funds, corporate and personal trust income, and brokerage service fees. However, fees were significantly affected by the downturn in the equity markets, particularly in the fourth quarter. Over 75 percent of the business unit’s noninterest income is based on the market value of the assets it manages and administers. Noninterest expense also increased mainly from increases in salaries, commissions and benefits. While market declines reduced revenue during the year, investment management and sales performance was very strong, increasing commissions and incentives. Net flows to the UMB Scout Funds were $1.1 billion for 2008 compared to $60 million for 2007. Management will continue to focus sales efforts to increase net flows to the UMB Scout Funds during 2009. Because the ability of the Company to maintain or grow the fee income from this segment is related to the overall health of the equity and financial markets, management expects 2009 revenue to remain flat compared to 2008. The assets under management in this segment are diversified across multiple asset classes with approximately 36 percent in the international class, 28 percent in the fixed income class, 20 percent in the U.S. large capitalization class, 9 percent in the short term investment class, and 7 percent in the small and middle capitalization class. Management believes this diversification helps provide protection against significant market changes in any one asset class. The revenues of the corporate trust business increased over 2007 by $1.4 million, or 11.0 percent, primarily due to the expansion into new markets.

Fund Services’ pre-tax net income increased in both 2008 and 2007 to $12.5 million and $4.8 million, respectively. Pre-tax net income increased $7.6 million, or 158.2 percent, in 2008 as a result of both significantly higher net interest margin and a 17.9 percent increase in noninterest income, partially offset by increased noninterest expense. Net interest income increased $5.7 million over 2007 as money market deposits in this segment increased to over $600 million in reaction to the volatility of stock prices and increased fund redemption needs, despite dramatically declining rates. Noninterest income grew $6.8 million over 2007 due to an increased fund client base and higher asset-based fees through the first half of 2008. Noninterest expense increased mostly due to higher third party custodian fees related to international transactions from mutual fund clients. While pretax net income increased for 2008 compared to 2007, income declined in both the third and fourth quarters as a result of declining margin despite higher deposits, and decreases in asset and transaction based fees related to overall market declines.

The net gain before tax for the Treasury and Other Adjustments category was $10.6 million for 2008, compared to a net loss of $2.3 million for 2007 and a net loss of $1.9 million for 2006. The gain in 2008 includes the $8.9 million gain on the mandatory redemption of Visa, Inc. class B common stock.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances excluding loans held for sale increased by $471.0 million in 2008 due to management’s continued efforts to focus on new commercial and consumer loan relationships. Commercial, commercial real estate and residential real estate loans had the most significant growth in outstanding balances in 2008 compared to 2007. These increases were offset by a decrease in consumer loans primarily related to the Company’s decision to run-off the indirect auto portfolio.

Included in Table 7 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 73.9 percent and 68.3 percent of total loans and loans held for sale at the end of 2008 and 2007, respectively. The Company targets customers that will utilize multiple banking services and products.

Table 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2008	2007	2006	2005	2004
Commercial	$2,053,675	$1,700,789	$1,472,113	$1,419,723	$1,147,831
Agricultural	74,837	68,716	92,680	77,773	56,797
Leases	9,895	6,113	5,781	6,068	5,154
Real estate—construction	89,960	83,292	84,141	47,403	27,205
Real estate—commercial	1,030,227	823,531	752,336	567,062	471,840

Total business-related	3,258,594	2,682,441	2,407,051	2,118,029	1,708,827

Bankcard	254,154	227,216	193,838	183,380	172,691
Other consumer installment	315,725	568,610	788,487	804,390	774,414
Real estate—residential	559,675	438,858	364,069	268,145	189,264

Total consumer-related	1,129,554	1,234,684	1,346,394	1,255,915	1,136,369

Loans before allowance and loans held for sale	4,388,148	3,917,125	3,753,445	3,373,944	2,845,196
Allowance for loan losses	(52,297)	(45,986)	(44,926)	(40,825)	(42,723)

Net loans before loans held for sale	4,335,851	3,871,139	3,708,519	3,333,119	2,802,473
Loans held for sale	21,886	12,240	14,120	19,460	24,028

Net loans and loans held for sale	$4,357,737	$3,883,379	$3,722,639	$3,352,579	$2,826,501

As a % of total loans and loans held for sale
Commercial	46.57%	43.28%	39.07%	41.84%	40.00%
Agricultural	1.70	1.75	2.46	2.29	1.98
Leases	0.22	0.16	0.15	0.18	0.18
Real estate—construction	2.04	2.12	2.23	1.40	0.95
Real estate—commercial	23.36	20.96	19.98	16.71	16.44

Total business-related	73.89	68.27	63.89	62.42	59.55

Bankcard	5.76	5.78	5.14	5.40	6.02
Other consumer installment	7.16	14.47	20.93	23.71	26.99
Real estate—residential	12.69	11.17	9.67	7.90	6.60

Total consumer-related	25.61	31.42	35.74	37.01	39.61
Loans held for sale	0.50	0.31	0.37	0.57	0.84

Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans represent the largest percent of total loans. Commercial loans increased in volume and as a percentage of total loans compared to 2007. The volume increase was a result of management’s continued efforts to focus on new loan relationships.

As a percentage of total loans, commercial real estate and real estate construction loans now comprise 25.4 percent of total loans, compared to 23.1 percent at the end of 2007. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Many of these properties are owner-occupied and have other collateral or guarantees as security.

Bankcard loans have increased in 2008 compared to 2007. The increase in bankcard loans is due primarily to increased promotional activity and rewards programs. Bankcard loans continue to be an area of emphasis for the Company.

Other consumer installment loans have decreased in total amount outstanding and as a percentage of loans. During the third quarter of 2007, the Company made the decision to allow the indirect auto loan portfolio to run-off. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff.

Real estate residential loans, although low in overall balances, have grown more rapidly than overall loan growth. The growth in these loans was primarily attributable to home equity lines of credit (HELOC). The HELOC growth was a result of the success of multiple promotions, as well as market penetration within the Company’s current customer base through its current distribution channels. Continued expansion of this portfolio is anticipated.

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

Securities available for sale and securities held to maturity comprised 48.2 percent of earning assets as of December 31, 2008, compared to 42.4 percent at year-end 2007. Total investment securities totaled $4.9 billion at December 31, 2008, compared to $3.5 billion at year-end 2007. Management expects collateral pledging requirements for public funds and loan demand to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 97.8 percent of the Company’s investment securities portfolio at December 31, 2008, compared to 97.1 percent at year-end 2007. Securities available for sale had a net unrealized gain of $64.8 million at year-end, compared to a net unrealized gain of $19.3 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, as an unrealized gain of $41.1 million at year-end 2008 compared to an unrealized gain of $12.2 million for 2007.

The securities portfolio achieved an average yield on a tax-equivalent basis of 4.4 percent for 2008, compared to 4.8 percent in 2007 and 4.4 percent in 2006. The decrease in yield is due to the replacement of higher yielding securities with lower yielding securities as the investment portfolio is reinvested. The average life of the securities portfolio was 17.5 months at December 31, 2008 compared to 29.3 months at year-end 2007.

Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4 to the Consolidated Financial Statements on page 63 of this document). There are federal agency mortgage backed securities and municipal securities that have had unrealized losses for greater than 12 months. These unrealized losses resulted from interest rate volatility in the markets and were not related to the credit quality of the investments. The Company has the ability and intent to hold these investments until a recovery of fair value is achieved, which may be maturity. Therefore, management does not consider these securities to be other-than-temporarily impaired at December 31, 2008.

Table 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2008	Amortized Cost	Fair Value
U.S. Treasury	$456,183	$467,961
U.S. Agencies	2,216,866	2,240,524
Mortgage-backed	1,283,036	1,299,003
State and political subdivisions	793,171	807,584

Total	$4,749,256	$4,815,072

December 31, 2007	Amortized Cost	Fair Value
U.S. Treasury	$420,319	$432,032
U.S. Agencies	1,162,406	1,169,969
Mortgage-backed	1,052,304	1,049,444
State and political subdivisions	730,712	734,507

Total	$3,365,741	$3,385,952

	U.S. Treasury Securities		U.S. Agency Securities		Mortgage-backed Securities
December 31, 2008	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$329,628	3.05%	$1,230,489	1.87%	$168,468	4.37%
Due after 1 year through 5 years	138,333	4.91	1,010,035	2.84	1,099,414	2.31
Due after 5 years through 10 years	—		—	—	14,667	4.85
Due after 10 years	—		—	—	16,454	5.68

Total	$467,961	3.60%	$2,240,524	2.30%	$1,299,003	4.67%

	State and Political Subdivisions
December 31, 2008	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$125,020	4.56%	$1,853,605
Due after 1 year through 5 years	447,774	5.10	2,695,556
Due after 5 years through 10 years	204,659	5.63	219,326
Due after 10 years	30,131	6.04	46,585

Total	$807,584	5.18%	$4,815,072

	U.S. Treasury Securities		U.S. Agency Securities		Mortgage-backed Securities
December 31, 2007	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$90,330	4.33%	$620,242	4.33%	$128,149	3.39%
Due after 1 year through 5 years	341,702	4.83	549,727	4.81	887,591	4.89
Due after 5 years through 10 years	—	—	—	—	21,407	4.86
Due after 10 years	—	—	—	—	12,297	5.62

Total	$432,032	4.72%	$1,169,969	4.55%	$1,049,444	4.72%

	State and Political Subdivisions
December 31, 2007	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$99,008	4.98%	$937,729
Due after 1 year through 5 years	365,389	5.05	2,144,409
Due after 5 years through 10 years	218,134	5.43	239,541
Due after 10 years	51,976	5.90	64,273

Total	$734,507	5.20%	$3,385,952

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2008	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$—	$—	— %
Due after 1 year through 5 years	11,503	13,270	5.43%
Due after 5 years through 10 years	15,744	18,162	4.82%
Due over 10 years	22,103	25,497	4.36%

Total	$49,350	$56,929	12 yr. 3 mo.

December 31, 2007
Due in one year or less	$1,423	$1,593	5.74%
Due after 1 year through 5 years	8,006	8,974	5.05%
Due after 5 years through 10 years	16,780	18,809	6.70%
Due over 10 years	11,449	12,833	5.15%

Total	$37,658	$42,209	11 yr. 3 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position was $84.9 million at December 31, 2008 and $202.7 million at December 31, 2007.

The Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $777.2 million in 2008 and $634.4 million in 2007.

At December 31, 2008, the Company held securities bought under agreements to resell of $150.2 million compared to $509.3 million at year-end 2007. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $161.0 million in 2008 and $224.0 million in 2007.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2008 were $40.6 million, compared to $57.0 million in 2007, and were recorded at market value. As discussed at “Quantitative and Qualitative Disclosures About Market Risk—Trading Account” in Part II, Item 7A on page 47 below, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $7.7 billion at December 31, 2008 and $6.6 billion at year-end 2007. Deposits averaged $6.5 billion in 2008 and $5.7 billion in 2007. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest—bearing demand deposits averaged $1.9 billion in 2008 and $1.8 billion in 2007. These deposits represented 29.6 percent of average deposits in 2008, compared to 31.1 percent in 2007. The Company’s large commercial customer base provides a significant source of noninterest—bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2008	2007
Maturing within 3 months	$378,607	$321,159
After 3 months but within 6 months	115,892	169,728
After 6 months but within 12 months	105,816	123,066
After 12 months	72,017	30,481

Total	$672,332	$644,434

Table 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2008	2007	2006	2005	2004
Amount
Noninterest-bearing demand	$1,936,170	$1,780,098	$1,840,640	$1,887,273	$1,865,605
Interest-bearing demand and savings	3,162,015	2,649,849	2,454,684	2,302,174	2,214,782
Time deposits under $100,000	833,033	796,528	783,811	658,421	668,896

Total core deposits	5,931,218	5,226,475	5,079,135	4,847,868	4,749,283
Time deposits of $100,000 or more	601,052	489,727	409,663	288,100	226,754

Total deposits	$6,532,270	$5,716,202	$5,488,798	$5,135,968	$4,976,037

As a % of total deposits
Noninterest-bearing demand	29.64%	31.14%	33.53%	36.75%	37.49%
Interest-bearing demand and savings	48.41	46.36	44.72	44.82	44.51
Time deposits under $100,000	12.75	13.93	14.29	12.82	13.44

Total core deposits	90.80	91.43	92.54	94.39	95.44
Time deposits of $100,000 or more	9.20	8.57	7.46	5.61	4.56

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date.

Securities sold under agreements to repurchase and fed funds purchased totaled $2.1 billion at December 31, 2008, and $1.7 billion at December 31, 2007. These agreements averaged $1.3 billion in 2008 and 2007. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 12

SHORT-TERM DEBT (in thousands)

	2008		2007
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$68,807	0.07%	$29,414	4.30%
Repurchase agreements	2,058,546	0.22	1,705,335	4.28
Other	15,807	0.00	33,753	4.05

Total	$2,143,160	0.21%	$1,768,502	4.28%

Average for year:
Federal funds purchased	$91,390	1.38%	$66,918	5.20%
Repurchase agreements	1,197,511	1.67	1,205,781	4.63
Other	17,331	1.28	12,872	4.59

Total	$1,306,232	1.65%	$1,285,571	4.65%

Maximum month-end balance:
Federal funds purchased	$420,800		$173,941
Repurchase agreements	2,058,546		1,705,335
Other	215,378		55,299

The Company has thirteen fixed-rate advances at December 31, 2008, from the Federal Home Loan Banks at rates of 3.27% to 7.13%. These advances, collateralized by the Company’s securities, are used to offset interest rate risk of longer-term fixed-rate loans.

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

Total shareholders’ equity was $974.8 million at December 31, 2008, compared to $890.6 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. During 2008 and 2007, the Company acquired 580,096 and 1,099,998 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.23% and total capital ratio of 14.09% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on page 48 and 49 of this report.

Table 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2008, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$—	$21,886	$21,886
Loans and leases	—	114,933	55,274	4,217,941	4,388,148
Securities available for sale	1,516,533	3,185,825	46,897	8	4,749,263
Securities held to maturity	—	11,146	—	38,204	49,350
Federal funds and resell agreements	—	235,092	—	—	235,092
Trading securities	400	19,481	7,038	11,561	38,480
Cash and due from banks	536,241	464,401	—	—	1,000,642
All other assets	10,536	—	—	343,351	353,887

Category totals	2,063,710	4,030,878	109,209	4,632,951	10,836,748

Risk-weighted totals	—	806,176	54,605	4,632,951	5,493,732
Off-balance-sheet items (risk-weighted)	—	3,584	863	659,971	664,418

Total risk-weighted assets	$—	$809,760	$55,468	$5,292,922	$6,158,150

	Tier 1	Tier 2	Total
Regulatory Capital
Shareholders’ equity	$974,811	$—	$974,811
Accumulated other comprehensive gains	(42,097)	—	(42,097)
Premium on purchased banks	(118,253)	—	(118,253)
Allowance for loan losses	—	53,295	53,295

Total capital	$814,461	$53,295	$867,756

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			13.23%
Total capital to risk-weighted assets			14.09%
Leverage ratio (Tier 1 to total average assets less premium on purchased banks)			8.47%

For further discussion of regulatory capital requirements, see note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 67 and 68.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 14 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 77 and 78 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 14

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2008. The Company has no capital leases or long-term purchase obligations. Includes principal payments only.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$2,127,353	$2,127,353	$—	$—	$—
Short-term debt obligations	15,807	15,807	—	—	—
Long-term debt obligations	35,925	5,037	9,212	5,565	16,111
Operating lease obligations	50,781	5,211	9,255	7,377	28,938
Time open and C.D.’s	1,461,707	1,253,505	167,349	35,566	5,287

Total	$3,691,573	$3,406,913	$185,816	$48,508	$50,336

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As of December 31, 2008, our total liabilities for unrecognized tax benefits were $2.4 million. We cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 17 to the consolidated financial statements for information regarding the liabilities associated with unrecognized tax benefits.

The table below (a continuation of Table 14 above) details the commitments, contingencies and guarantees for the Company as of December 31, 2008. (in thousands)

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$1,951,564	$457,055	$455,766	$192,038	$846,705
Commitments, to extend credit under credit card loans	1,156,447	1,156,447	—	—	—
Commercial letters of credit	2,552	1,504	1,048	—	—
Standby letters of credit	288,699	251,411	37,105	183	—
Futures contracts	9,000	9,000	—	—	—
Forward foreign exchange contracts	11,060	11,060	—	—	—
Spot foreign exchange contracts	19,100	19,100	—	—	—

Total	$3,438,422	$1,905,577	$493,919	$192,221	$846,705

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

Management believes that the Company’s critical accounting policies are those relating to: the allowance for loan losses, goodwill and other intangibles, revenue recognition, accounting for stock-based compensation and accounting for uncertainty in income taxes.

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

Larger commercial loans are individually reviewed for potential impairment. For these loans, if management deems it probable that the borrower cannot meet its contractual obligations with respect to payment or timing, such loans are deemed to be impaired under Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”. Such loans are then reviewed for potential impairment based on management’s estimate of the borrower’s ability to repay the loan given the availability of cash flows, collateral and other legal options. Any allowance related to the impairment of an individually impaired loan is based on the present value of discounted expected future cash flows, the fair value of the underlying collateral, or the fair value of the loan. Based on this analysis, some loans that are classified as impaired under SFAS 114 do not have a specific allowance and there is no related impairment as the discounted expected future cash flows or the fair value of the underlying collateral exceeds the Company’s basis in the impaired loan.

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

Goodwill and Other Intangibles

Goodwill is tested annually for impairment. Goodwill is assigned to various reporting units based on which units were expected to benefit from the synergies of the combination at the time of the acquisition. The Company tests impairment at the reporting unit level by estimating the fair value of the reporting unit. If management’s estimate of the fair value of the reporting unit exceeds the carrying amount of the goodwill, there is no impairment. In order to estimate the fair value of the reporting units, management uses multiples of earnings and assets from recent acquisitions of similar banking and fund servicing entities as such entities have comparable operations and economic characteristics. The Company has performed annual impairment tests of goodwill since the inception of SFAS 142, “Accounting for Goodwill”. As a result of such impairment tests, the Company has not recognized an impairment charge.

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

Accounting for Stock-Based Compensation

Pursuant to the requirements of SFAS 123(R), “Accounting for Stock Based Compensation”, the amount of compensation recognized is based primarily on the value of the awards on the grant date. To value stock options, the Company uses the Black-Scholes model, which requires the input of several variables. The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock on the grant date is used to value awards of restricted stock. Forfeitures are estimated at the grant date and reduce the expense recognized. The forfeiture rate is adjusted annually based on experience. The value of the awards, adjusted for forfeitures, is amortized using the straight-line method over the requisite service period. Management of the Company believes that it is probable that all current performance-based awards will achieve the performance target. Please see the discussion of the “Accounting for Stock-Based Compensation” under Note 1 in the Notes to the Consolidated Financial Statements under Item 8 on pages 57 and 58.

Accounting for Uncertainty in Income Taxes

Under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, the Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely- than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstance and information available at the reporting date. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 17 in the Notes to the Consolidated Financial Statements.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2008			2007
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2)(3)	$4,193.9	$242.0	5.77%	$3,901.9	$270.8	6.94%
Securities:
Taxable	2,616.5	110.4	4.22	2,062.0	97.6	4.73
Tax-exempt (FTE)	764.1	39.8	5.20	725.8	37.1	5.12

Total securities	3,380.6	150.2	4.44	2,787.8	134.7	4.83
Federal funds sold and resell agreements	321.8	7.8	2.42	360.2	18.7	5.18
Interest-bearing	66.8	0.4	0.68	—	—	—
Other earning assets (FTE)	40.6	1.5	3.69	58.9	2.4	4.03

Total earning assets (FTE)	8,003.7	401.9	5.02	7,108.8	426.6	6.00
Allowance for loan losses	(49.5)			(45.6)
Cash and due from banks	487.6			481.1
Other assets	456.2			452.0

Total assets	$8,897.9			$7,996.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$3,162.0	$37.8	1.20%	$2,649.9	$60.7	2.29%
Time deposits under $100,000	833.0	30.7	3.69	796.5	35.9	4.51
Time deposits of $100,000 or more	601.1	21.2	3.53	489.7	23.6	4.82

Total interest bearing deposits	4,596.1	89.7	1.95	3,936.1	120.2	3.05
Short-term debt	17.4	0.6	1.28	12.9	0.6	4.59
Long-term debt	36.3	1.7	4.53	36.9	1.7	4.53
Federal funds purchased and repurchase agreements	1,288.9	21.3	1.65	1,272.7	59.3	4.66

Total interest bearing liabilities	5,938.7	113.3	1.90	5,258.6	181.8	3.46
Noninterest bearing demand deposits	1,936.2			1,780.1
Other	89.9			83.5

Total	7,964.8			7,122.2

Total shareholders’ equity	933.1			874.1

Total liabilities and shareholders’ equity	$8,897.9			$7,996.3

Net interest income (FTE)		$288.6			$244.8
Net interest spread			3.12%			2.54%
Net interest margin			3.60%			3.44%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $13.9 million $12.2 million, $10.9 million, $10.0 million, and $10.1 million in 2008, 2007, 2006, 2005, and 2004, respectively.
(2)	Loan fees are included in interest income. Such fees totaled $13.2 million $10.3 million, $9.9 million, $7.9 million, and $9.1 million in 2008, 2007, 2006, 2005, and 2004, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2006			2005			2004
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance Five-Year Compound Growth Rate
$3,579.7	$238.6	6.66%	$3,130.8	$177.1	5.66%	$2,781.1	$136.5	4.91%	10.13%
2,059.9	85.6	4.15	2,230.6	64.8	2.91	2,351.2	57.8	2.46	(1.16)
682.4	34.1	4.99	629.6	29.7	4.72	615.2	28.7	4.67	0.75

2,742.3	119.7	4.36	2,860.2	94.5	3.30	2,966.4	86.5	2.91	(0.75)
378.0	19.1	5.06	228.2	8.0	3.50	280.3	4.4	1.57	17.04
—	—	—	—	—	—	—	—	—	100.80
56.6	2.6	4.68	60.1	2.4	3.91	69.2	2.2	3.15	(3.52)

6,756.6	380.0	5.62	6,279.3	282.0	4.49	6,097.0	229.6	3.76	4.92
(42.2)			(40.5)			(44.3)			3.95
461.7			481.2			511.2			(0.96)
407.1			374.0			364.0			3.43

$7,583.2			$7,094.3			$6,927.9			4.47%

$2,454.7	$48.9	1.99%	$2,302.2	$25.8	1.12%	$2,214.7	$9.0	0.41%	5.15%
783.8	30.4	3.88	658.4	17.9	2.72	668.9	14.3	2.14	1.34
409.7	17.6	4.30	288.1	8.4	2.92	226.8	3.8	1.68	18.98

3,648.2	96.9	2.66	3,248.7	52.1	1.60	3,110.4	27.1	0.87	5.65
13.5	0.6	2.87	14.5	0.4	2.87	18.4	0.2	1.09	(6.07)
37.5	1.6	4.27	34.8	1.8	4.89	17.7	0.9	5.11	15.91
1,148.5	52.8	4.60	1,029.1	29.4	2.85	1,050.9	12.2	1.16	6.28

4,847.7	151.9	3.13	4,327.1	83.7	1.93	4,197.4	40.4	0.96	5.78
1,840.6			1,887.3			1,865.6			1.60
51.8			50.5			43.3			5.23

6,740.1			6,264.9			6,106.3			4.66

843.1			829.4			821.6			2.91

$7,583.2			$7,094.3			$6,927.9			4.47%

	$228.1			$198.3			$189.2
		2.49%			2.56%			2.80%
		3.38%			3.16%			3.10%

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 200 basis point upward or downward gradual change (e.g. ramp) of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 15 shows the expected net interest income increase or decrease over the next twelve months as of December 31, 2008 and 2007.

Table 15

MARKET RISK (in thousands)

	Net Interest Income
Rates in Basis Points	December 31, 2008 Amount of Change	December 31, 2007 Amount of Change
200	$(11,543)	$(4,441)
100	(5,772)	(2,221)
Static	—	—
(100)	(2,506)	(37)
(200)	(5,012)	(74)

The Company is sensitive at December 31, 2008 to increases or decreases in rates. A decrease in interest rates will cause a decrease in net interest income. Increases in interest rates will cause larger decreases in net interest income than in the declining rate environment. While the exposure is directionally similar to that of 2007, the exposure has increased toward rising rates due to the Company having a greater percentage of interest expense from overnight liabilities compared to 2007. The result of this is the hypothetical impact of rate changes on interest expense from these overnight liabilities is magnified in 2008 compared to 2007. This contributes to liabilities repricing more frequently and becoming more sensitive to rate changes than assets. A primary contributor to the increased exposure to falling rates is that with market interest rates being at historically low levels, in some cases close to zero, a large portion of the Company’s liabilities have reached in effect a floor. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Table 16

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2008	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$2,225.5	$227.0	$236.5	$2,689.0	$1,509.0	$212.0	$4,410.0
Securities	1,296.4	891.5	623.8	2,811.7	1,717.1	357.2	4,886.0
Federal funds sold and resell agreements	235.1	—	—	235.1	—	—	235.1
Other	582.6	9.8	20.8	613.2	0.4	—	613.6

Total earning assets	$4,339.6	$1,128.3	$881.1	$6,349.0	$3,226.5	$569.2	$10,144.7

% of total earning assets	42.8%	11.1%	8.7%	62.6%	31.8%	5.6%	100.0%

Funding sources
Interest-bearing demand and savings	$342.3	$256.8	$513.5	$1,112.6	$739.4	$2,028.2	$3,880.2
Time deposits	675.0	289.3	297.0	1,261.3	195.1	5.3	1,461.7
Federal funds purchased and repurchase agreements	2,127.4	—	—	2,127.4	—	—	2,127.4
Borrowed funds	15.8	—	—	15.8	—	35.9	51.7
Noninterest-bearing sources	135.1	135.2	270.4	540.7	672.4	1,410.6	2,623.7

Total funding sources	$3,295.6	$681.3	$1,080.9	$5,057.8	$1,606.9	$3,480.0	$10,144.7

% of total earning assets	32.5%	6.7%	10.7%	49.9%	15.8%	34.3%	100.0%
Interest sensitivity gap	$1,044.0	$447.0	$(199.8)	$1,291.2	$1,619.6	$(2,910.8)
Cumulative gap	1,044.0	1,491.0	1,291.2	1,291.2	2,910.8	—
As a % of total earning assets	10.3%	14.7%	12.7%	12.7%	28.7%	—
Ratio of earning assets to funding sources	1.32	1.66	0.82	1.26	2.01	0.16

Cumulative ratio of Earning Assets 2008	1.32	1.37	1.26	1.26	1.44	1.00
to Funding Sources 2007	1.21	1.04	0.92	0.92	1.21	1.00

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

This account had a balance of $38.5 million as of December 31, 2008, compared to $43.9 million as of December 31, 2007.

Management presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 23.4 percent of total loans at December 31, 2008, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses (ALL) is discussed on pages 26 and 27. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $2.2 million from December 31, 2007 and were flat compared to December 31, 2006. The Company’s nonperforming loans have not exceeded 0.35 percent of total loans in any of the last five years. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $1.6 million in other real estate owned as of December 31, 2008. There was $1.2 million of other real estate owned at December 31, 2007. Loans past due more than 90 days totaled $6.9 million at December 31, 2008, compared to $2.9 million at December 31, 2007.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $141,000 of restructured loans at December 31, 2008, and $144,000 at December 31, 2007.

Table 17

LOAN QUALITY (in thousands)

	December 31
	2008		2007		2006		2005		2004
Nonaccrual loans	$8,675		$6,437		$6,539		$5,439		$9,752
Restructured loans	141		144		24		—		298

Total nonperforming loans	8,816		6,581		6,563		5,439		10,050
Other real estate owned	1,558		1,151		317		—		—

Total nonperforming assets	$10,374		$7,732		$6,880		$5,439		$10,050

Loans past due 90 days or more	$6,923		$2,922		$4,034		$4,829		$3,028
Allowance for loans losses	52,297		45,986		44,926		40,825		42,723
Ratios
Nonperforming loans as a % of loans	0.20%		0.17%		0.17%		0.16%		0.35%
Nonperforming assets as a % of loans plus other real estate owned	0.24		0.20		0.18		0.16		0.35
Nonperforming assets as a % of total assets	0.09		0.08		0.08		0.07		0.13
Loans past due 90 days or more as a % of loans	0.16		0.07		0.11		0.14		0.11
Allowance for Loan Losses as a % of loans	1.19		1.17		1.20		1.20		1.49
Allowance for Loan Losses as a multiple of nonperforming loans	5.93	x	6.99	x	6.85	x	7.51	x	4.38	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $4.8 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2008, approximately 95.7 percent of the securities available-for-sale were pledged or used as collateral; compared to 94.7 percent at December 31, 2007.

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

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2008, was $3.4 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating expenses, and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Company’s subsidiary banks are subject to various rules regarding payment of dividends to the Company. For the most part, all banks can pay dividends at least equal to their current year’s earnings without seeking prior regulatory approval. From time to time, approvals have been requested to allow a subsidiary bank to pay a dividend in excess of its current earnings. All such requests have been approved.

Operational Risk

The Company is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of rules resulting from the enactment of the Sarbanes-Oxley Act of 2002.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, MO

February 25, 2009

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2008	2007
ASSETS
Loans	$4,388,148	$3,917,125
Allowance for loan losses	(52,297)	(45,986)

Net loans	4,335,851	3,871,139
Loans held for sale	21,886	12,240
Investment securities:
Available for sale	4,815,072	3,385,952
Held to maturity (market value of $56,929 and $42,209 respectively)	49,350	37,658
Federal Reserve Bank stock and other	21,505	19,287
Trading securities	38,480	43,883

Total investment securities	4,924,407	3,486,780
Federal funds sold and securities purchased under agreements to resell	235,092	712,012
Interest-bearing due from banks	575,309	—
Cash and due from banks	423,599	806,600
Bank premises and equipment, net	226,790	235,528
Accrued income	64,513	62,021
Goodwill	104,924	94,512
Other intangibles	18,101	16,463
Other assets	46,124	45,664

Total assets	$10,976,596	$9,342,959

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,383,454	$2,094,422
Interest-bearing demand and savings	3,880,165	2,959,109
Time deposits under $100,000	789,375	852,837
Time deposits of $100,000 or more	672,332	644,434

Total deposits	7,725,326	6,550,802
Federal funds purchased and repurchase agreements	2,127,353	1,734,749
Short-term debt	15,807	33,753
Long-term debt	35,925	36,032
Accrued expenses and taxes	81,429	76,362
Other liabilities	15,945	20,687

Total liabilities	10,001,785	8,452,385

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 40,947,795 and 41,327,624 shares outstanding, respectively	55,057	55,057
Capital surplus	707,812	702,914
Retained earnings	502,073	430,824
Accumulated other comprehensive income	41,105	12,246
Treasury stock, 14,108,935 and 13,729,106 shares, at cost, respectively	(331,236)	(310,467)

Total shareholders’ equity	974,811	890,574

Total liabilities and shareholders’ equity	$10,976,596	$9,342,959

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2008	2007	2006
INTEREST INCOME
Loans	$241,727	$270,638	$238,356
Securities:
Available for sale—taxable interest	110,379	97,575	85,575
Available for sale—tax exempt interest	25,380	24,378	21,213
Held to maturity—taxable interest	—	1	10
Held to maturity—tax exempt interest	866	891	2,235

Total securities income	136,625	122,845	109,033

Federal funds sold and resell agreements	7,799	18,659	19,112
Interest-bearing due from banks	441	—	—
Trading securities	1,381	2,271	2,582

Total interest income	387,973	414,413	369,083

INTEREST EXPENSE
Deposits	89,744	120,217	96,889
Federal funds purchased and repurchase agreements	21,306	59,250	52,832
Short-term debt	222	591	619
Long-term debt	1,650	1,671	1,519

Total interest expense	112,922	181,729	151,859

Net interest income	275,051	232,684	217,224
Provision for loan losses	17,850	9,333	8,734

Net interest income after provision for loan losses	257,201	223,351	208,490

NONINTEREST INCOME
Trust and securities processing	122,255	115,585	98,250
Trading and investment banking	19,636	19,288	18,192
Service charges on deposit accounts	85,064	79,880	73,598
Insurance fees and commissions	4,564	3,418	3,956
Brokerage fees	8,660	8,023	6,228
Bankcard fees	43,348	39,972	38,759
Gain on sale of securities transfer, net	1,090	7,218	—
Gains on sales of securities available for sale, net	3,334	1,010	117
Gain on mandatory redemption of Visa, Inc. class B common stock	8,875	—	—
Other	15,957	14,394	15,845

Total noninterest income	312,783	288,788	254,945

NONINTEREST EXPENSE
Salaries and employee benefits	227,938	206,883	193,980
Occupancy, net	32,472	30,255	27,776
Equipment	53,044	52,711	48,968
Supplies and services	24,221	23,435	22,805
Marketing and business development	19,431	15,443	14,835
Processing fees	32,742	29,861	28,292
Legal and consulting	8,214	8,451	8,175
Bankcard	11,537	11,064	13,831
Amortization of other intangible assets	3,105	2,943	1,600
Covered litigation provision	(4,023)	4,628	—
Other	21,472	21,490	21,155

Total noninterest expense	430,153	407,164	381,417

Income before income taxes	139,831	104,975	82,018
Income tax expense	41,756	30,762	22,251

Net income	$98,075	$74,213	$59,767

PER SHARE DATA
Net income—basic	$2.41	$1.78	$1.40
Net income—diluted	2.38	1.77	1.40
Weighted average shares outstanding	40,739,240	41,712,223	42,592,960

See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2006	$27,528	$728,108	$(1,904)	$342,675	$(21,550)	$(241,394)	$833,463
Net income	—	—	—	59,767	—	—	59,767
Change in net unrealized losses on securities	—	—	—	—	4,291	—	4,291

Total comprehensive income							64,058
Cash dividends ($0.52 per share)	—	—	—	(21,978)	—	—	(21,978)
Stock split 2 for 1	27,529	(27,529)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(29,598)	(29,598)
Issuance of equity awards	—	(938)	—	—	—	1,088	150
Adoption of SFAS 123(R)	—	(1,904)	1,904	—	—	—	—
Recognition of equity based compensation	—	1,669	—	—	—	—	1,669
Sale of treasury stock	—	280	—	—	—	194	474
Exercise of stock options	—	108	—	—	—	529	637

Balance December 31, 2006	$55,057	$699,794	$—	$380,464	$(17,259)	$(269,181)	$848,875

Net income	—	—	—	74,213	—	—	74,213
Change in net unrealized losses on securities	—	—	—	—	29,505	—	29,505

Total comprehensive income							103,718
Cash Dividends ($0.57 per share)	—	—	—	(23,853)	—	—	(23,853)
Purchase of treasury stock	—	—	—	—	—	(43,309)	(43,309)
Issuance of equity awards	—	(946)	—	—	—	1,083	137
Recognition of equity based compensation	—	3,383	—	—	—	—	3,383
Net tax benefit related to equity compensation plans	—	26	—	—	—	—	26
Sale of treasury stock	—	321	—	—	—	181	502
Exercise of stock options	—	336	—	—	—	759	1,095

Balance December 31, 2007	$55,057	$702,914	$—	$430,824	$12,246	$(310,467)	$890,574

Net income	—	—	—	98,075	—	—	98,075
Change in net unrealized gains on securities	—	—	—	—	28,859	—	28,859

Total comprehensive income							126,934
Cash Dividends ($0.655 per share)	—	—	—	(26,826)	—	—	(26,826)
Purchase of treasury stock	—	—	—	—	—	(23,406)	(23,406)
Issuance of equity awards	—	(899)	—	—	—	1,039	140
Recognition of equity based compensation	—	4,212	—	—	—	—	4,212
Net tax benefit related to equity compensation plans	—	367	—	—	—	—	367
Sale of treasury stock	—	392	—	—	—	170	562
Exercise of stock options	—	826	—	—	—	1,428	2,254

Balance December 31, 2008	$55,057	$707,812	$—	$502,073	$41,105	$(331,236)	$974,811

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$98,075	$74,213	$59,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,850	9,333	8,734
Depreciation and amortization	37,729	37,385	34,931
Deferred income taxes	(5,023)	1,253	(569)
Net decrease (increase) in trading securities and other earning assets	5,403	20,651	(6,046)
Gains on sales of securities available for sale	(3,334)	(1,010)	(117)
Losses (gains) on sales of assets and deposits, net	567	597	(793)
Amortization of securities premiums, net of discount accretion	3,425	(5,162)	(1,210)
Originations of loans held for sale	(133,229)	(114,849)	(123,740)
Net gains on sales of loans held for sale	(726)	(479)	(384)
Proceeds from sales of loans held for sale	124,309	117,208	129,464
Issuance of equity awards	140	137	150
Equity based compensation	4,212	3,409	1,669
Changes in:
Accrued income	(1,598)	(4,708)	(3,901)
Accrued expenses and taxes	(3,669)	4,838	(2,012)
Other assets and liabilities, net	(10,100)	(11,535)	32,894

Net cash provided by operating activities	134,031	131,281	128,837

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	15,984	12,185	68,184
Proceeds from sales of securities available for sale	110,339	67,929	3,895
Proceeds from maturities of securities available for sale	3,173,015	1,762,252	8,337,478
Purchases of securities held to maturity	(30,657)	(9,603)	(45,992)
Purchases of securities available for sale	(4,649,962)	(1,923,890)	(8,167,290)
Net increase in loans	(427,693)	(172,015)	(205,359)
Net decrease (increase) in fed funds sold and resell agreements	476,920	136,910	(422,344)
Net increase in interest bearing balances due from other financial institutions	(70,943)	—	—
Purchases of bank premises and equipment	(20,637)	(27,873)	(41,889)
Net cash paid for acquisitions and branch sales	(47,100)	(785)	(43,308)
Proceeds from sales of bank premises and equipment	712	485	2,117

Net cash used in investing activities	(1,470,022)	(154,405)	(514,508)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,151,514	116,310	28,475
Net (decrease) increase in time deposits	(62,078)	125,528	106,963
Net increase in fed funds purchased and repurchase agreements	392,604	113,804	249,822
Net change in short-term debt	(17,946)	15,872	(17,210)
Proceeds from long-term debt	4,200	2,480	1,780
Repayment of long-term debt	(4,307)	(4,468)	(2,231)
Cash dividends paid	(26,814)	(29,278)	(21,833)
Net tax benefit related to equity compensation plans	367	—	—
Proceeds from exercise of stock options and sales of treasury shares	2,816	1,597	1,111
Purchases of treasury stock	(23,406)	(43,309)	(29,598)

Net cash provided by financing activities	1,416,950	298,536	317,279

Increase (decrease) in cash and due from banks	80,959	275,412	(68,392)
Cash and due from banks at beginning of year	806,600	531,188	599,580

Cash and due from banks at end of year	$887,559	$806,600	$531,188

Supplemental disclosures:
Income taxes paid	$45,516	$31,615	$22,688
Total interest paid	122,873	178,797	148,596

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

UMB Financial Corporation (the Company) is a multi-bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Wisconsin, Indiana, and Pennsylvania. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

Consolidation

The Company and its subsidiaries are included in the consolidated financial statements (references hereinafter to the “Company” in these Notes to Consolidated Financial Statements include wholly owned subsidiaries). Intercompany accounts and transactions have been eliminated.

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

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing in 2008 and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $464.0 million and is considered cash and cash equivalent. The amounts due from certificates of deposit totaled $111.3 million at December 31, 2008.

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

Securities

Debt securities available for sale principally include U.S. Treasury and agency securities, mortgage-backed securities, and certain securities of state and political subdivisions. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

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

On the Consolidated Statements of Shareholders’ Equity, Accumulated Other Comprehensive Income (Loss) consists only of unrealized gain (loss) on securities.

Goodwill and Other Intangibles

Goodwill on purchased affiliates represents the cost in excess of net tangible assets acquired. The Company has elected November 30 as its annual measurement date for testing impairment, and as a result of the impairment tests of goodwill performed on that date in 2008, 2007 and 2006, no impairment charge was recorded. Other intangible assets are amortized over a period of up to 17 years.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method. Bank premises are depreciated over 15 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Gains and losses from the sale of bank premises and equipment are included in other noninterest income.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. For the years ended December 31, 2008 and 2007, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 399,230; 293,820; and 220,602 shares issuable upon the exercise of stock options granted by the Company at December 31, 2008, 2007, and 2006, respectively.

Options issued under employee benefit plans to purchase 122,900; 512,312; and 380,661 shares of common stock were outstanding at December 31, 2008, 2007, and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

SFAS No. 123 (R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or an observed market price, if such a price exists. Such cost is generally recognized over the vesting

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period during which an employee is required to provide service in exchange for the award. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

	2008	2007	2006
Black-Scholes pricing model:
Weighted average fair value of the granted options	$8.02	$8.77	$8.60
Weighted average risk-free interest rate	3.04%	4.34%	4.72%
Expected option life in years	6.64	6.77	6.50
Expected volatility	18.23%	15.71%	16.13%
Expected dividend yield	1.57%	1.46%	1.50%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

As noted above, prior to adoption of SFAS No. 123 (R), forfeitures were recognized as they actually occurred. Under the current standard, an estimate of forfeitures is made for all share-based compensation outstanding and applied to compensation expense starting at the initial grant date. Forfeiture adjustments are required over the term of each grant’s service period to account for changes in the Company’s actual forfeitures of share-based instruments. The Company recognized a transition adjustment of $0.2 million in 2006 upon adoption of SFAS No. 123 (R).

The Company recognized $1.5 million, $1.2 million, and $0.7 million in expense related to outstanding stock options and $2.8 million, $2.1 million, and $1.0 million in expense related to outstanding restricted stock grants for the years ended December 31, 2008, 2007, and 2006, respectively. The Company has $4.9 million of unrecognized compensation expense related to the outstanding options and $5.3 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2008.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is applicable under other accounting pronouncements that require fair value recognition. It does not create new fair value measurements; however, it provides increased consistency in the application of various fair value measurements. The Company adopted this Statement on January 1, 2008 as discussed further in Note 18 to the consolidated financial statements.

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

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

This table provides a summary of the major categories of loans as of December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007
Commercial, financial, and agricultural	$2,128,512	$1,769,505
Real estate construction	89,960	83,292
Consumer	569,879	795,826
Real Estate	1,589,902	1,262,389
Leases	9,895	6,113

Total loans	4,388,148	3,917,125
Loans held for sale	21,886	12,240

Total loans and loans held for sale	$4,410,034	$3,929,365

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2008 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$652,840	$194,405	$42,301	$889,546
Real estate construction	35,175	3,022	1,630	39,827
All other loans	310,140	78,535	121,919	510,594

Total variable rate loans	998,155	275,962	165,850	1,439,967
Fixed Rate
Commercial, financial and agricultural	765,495	373,604	93,154	1,232,253
Real estate construction	18,596	24,628	6,908	50,132
All other loans	552,547	994,328	140,807	1,687,682

Total fixed rate loans	1,336,638	1,392,560	240,869	2,970,067

Total loans and loans held for sale	$2,334,793	$1,668,522	$406,719	$4,410,034

This table details loan maturities by variable and fixed rates as of December 31, 2007 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$687,752	$219,963	$27,584	$935,299
Real estate construction	45,990	2,867	206	49,063
All other loans	266,032	63,178	97,474	426,684

Total variable rate loans	999,774	286,008	125,264	1,411,046
Fixed Rate
Commercial, financial and agricultural	464,038	302,387	67,781	834,206
Real estate construction	20,336	12,166	1,727	34,229
All other loans	446,406	1,019,006	184,472	1,649,884

Total fixed rate loans	930,780	1,333,559	253,980	2,518,319

Total loans and loans held for sale	$1,930,554	$1,619,567	$379,244	$3,929,365

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

This table provides a rollforward of the allowance for loan losses for the three years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31
	2008	2007	2006
Allowance—beginning of year	$45,986	$44,926	$40,825
Additions (deductions):
Charge-offs	(16,581)	(12,474)	(12,937)
Recoveries	4,826	4,201	5,945

Net charge-offs	(11,755)	(8,273)	(6,992)

Provision charged to expense	17,850	9,333	8,734
Allowance for banks and loans acquired	216	—	2,359

Allowance—end of year	$52,297	$45,986	$44,926

Impaired Loans under SFAS 114

This table provides an analysis of impaired loans for the three years ended December 31, 2008, 2007, and 2006 (in thousands):

	Year Ended December 31
	2008	2007	2006
Total impaired loans as of December 31	$7,582	$5,617	$5,485
Amount of impaired loans which have a related allowance	537	798	1,117
Amount of related allowance	225	433	318
Remaining impaired loans with no allowance	7,045	4,819	4,368
Average recorded investment in impaired loans during year	5,958	5,798	6,522

4.  SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2008 and 2007 (in thousands):

2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$456,183	$11,799	$(21)	$467,961
U.S. Agencies	2,216,866	24,330	(672)	2,240,524
Mortgage-backed	1,283,036	17,351	(1,384)	1,299,003
State and political subdivisions	793,171	15,241	(828)	807,584

Total	$4,749,256	$68,721	$(2,905)	$4,815,072

2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$420,319	$11,713	$—	$432,032
U.S. Agencies	1,162,406	7,671	(108)	1,169,969
Mortgage-backed	1,052,304	3,172	(6,032)	1,049,444
State and political subdivisions	730,712	4,983	(1,188)	734,507

Total	$3,365,741	$27,539	$(7,328)	$3,385,952

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents contractual maturity information for securities available for sale at December 31, 2008 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,677,000	$1,685,137
Due after 1 year through 5 years	1,559,138	1,596,142
Due after 5 years through 10 years	200,148	204,659
Due after 10 years	29,934	30,131

Total	3,466,220	3,516,069
Mortgage-backed securities	1,283,036	1,299,003

Total securities available for sale	$4,749,256	$4,815,072

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2008, proceeds from the sales of securities available for sale were $110,339,000 compared to $67,929,000 for 2007. Securities transactions resulted in gross realized gains of $3,339,000 for 2008, $1,201,000 for 2007 and $130,000 for 2006. The gross realized losses were $5,000 for 2008, $191,000 for 2007 and $13,000 for 2006.

Trading Securities

The net unrealized gains on trading securities at December 31, 2008, 2007, and 2006 were $90,283, $67,335, and $62,214 respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2008 and 2007 (in thousands):

	December 31
2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$49,350	$7,579	$—	$56,929

2007
State and political subdivisions	$37,658	$4,551	$—	$42,209

The following table presents contractual maturity information for securities held to maturity at December 31, 2008 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$—	$—
Due after 1 year through 5 years	11,503	13,270
Due after 5 years through 10 years	15,744	18,162
Due after 10 years	22,103	25,497

Total securities held to maturity	$49,350	$56,929

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2008 and 2007.

Securities available for sale and held to maturity with a market value of $4,609,245,000 at December 31, 2008, and $3,206,222,000 at December 31, 2007, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 (in thousands).

2008	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Direct obligations of U.S. government agencies	$351,561	$(694)	$—	$—	$351,561	$(694)
Federal agency mortgage backed securities	202,893	(1,381)	1,230	(2)	204,123	(1,383)
Municipal securities	65,600	(788)	1,169	(40)	66,769	(828)

Total temporarily-impaired debt securities available for sale	$620,054	$(2,863)	$2,399	$(42)	$622,453	$(2,905)

2007	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Direct obligations of U.S. government agencies	$327,621	$(85)	$9,979	$(23)	$337,600	$(108)
Federal agency mortgage backed securities	307,012	(2,035)	366,166	(3,997)	673,178	(6,032)
Municipal securities	44,821	(327)	152,196	(861)	197,017	(1,188)

Total temporarily-impaired debt securities available for sale	$679,454	$(2,447)	$528,341	$(4,881)	$1,207,795	$(7,328)

The unrealized losses in the Company’s investments in direct obligations of U.S. government agencies, federal agency mortgage backed securities, and municipal securities were caused by interest rate risk. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $150,171,000 and $509,287,000 at December 31, 2008 and 2007, respectively. Of those balances, $0 in 2008 and $450,000,000 in 2007 represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements).

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years 2008 and 2007, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2008	2007
Balance—beginning of year	$207,304	$195,071
New loans	453,369	164,053
Repayments	(283,371)	(151,820)

Balance—end of year	$377,302	$207,304

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Commercial Banking and Lending	Fund Services	Total
Balances as of January 1, 2007	$30,982	$10,479	$36,753	$15,509	$93,723
Acquisition of Mountain States Bank—adjustments	393	—	396	—	789

Balances as of December 31, 2007	$31,375	$10,479	$37,149	$15,509	$94,512

Balances as of January 1, 2008	$31,375	$10,479	$37,149	$15,509	$94,512
Acquisition of The Citadel Bank	4,562	—	5,850	—	10,412

Balances as of December 31, 2008	$35,937	$10,479	$42,999	$15,509	$104,924

During 2007, additional purchase accounting adjustments were made relating to the September 15, 2006 purchase of Mountain States Bancorporation, Inc. in Denver, Colorado. See additional disclosure about the acquisition in Note 16.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the intangible assets that continue to be subject to amortization as of December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$33,586	$21,873	$11,713
Core deposit premium from the acquisition of The Citadel Bank	2,911	49	2,862

Total core deposit intangible assets	36,497	21,922	14,575

Other intangible assets	7,319	5,419	1,900
Other intangible assets acquired during period	1,832	206	1,626

Total other intangible assets	9,151	5,625	3,526

Total intangible assets	$45,648	$27,547	$18,101

	As of December 31, 2007
Core deposit intangible assets	$33,586	$19,810	$13,776
Other intangible assets	7,222	4,596	2,626
Other intangible assets acquired during period	97	36	61

Total other intangible assets	7,319	4,632	2,687

Total intangible assets	$40,905	$24,442	$16,463

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $3,104,000, $2,943,000 and $1,600,000, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ended December 31, 2009	$3,441
For the year ended December 31, 2010	3,184
For the year ended December 31, 2011	2,546
For the year ended December 31, 2012	2,018
For the year ended December 31, 2013	1,433

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2008	2007
Land	$43,333	$42,531
Buildings and leasehold improvements	261,647	250,303
Equipment	123,822	119,950
Software	86,623	81,729

	515,425	494,513
Accumulated depreciation	(226,758)	(210,498)
Accumulated amortization	(61,877)	(48,487)

Bank premises and equipment, net	$226,790	$235,528

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated rental and operating lease expenses were $6,588,000 in 2008, $6,054,000 in 2007 and $5,993,000 in 2006. Consolidated bank premises and equipment depreciation and amortization expenses were $34,625,000 in 2008, $34,442,000 in 2007 and $33,331,000 in 2006. Minimum future rental commitments as of December 31, 2008 for all non-cancelable operating leases are: 2009 – $5,211,000; 2010 – $5,013,000; 2011 – $4,242,000; 2012 – $3,805,000; 2013 – $3,572,000; and thereafter – $28,938,000.

9.  BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31
	2008	2007
Short-term debt:
U. S. Treasury demand notes and other	$15,807	$33,753

Long-term debt:
Federal Home Loan Bank 3.27% due 2011	1,200	—
Federal Home Loan Bank 3.80% due 2018	1,779	1,933
Federal Home Loan Bank 4.53% due 2018	1,241	1,345
Federal Home Loan Bank 4.56% due 2019	786	847
Federal Home Loan Bank 4.75% due 2018	—	1,195
Federal Home Loan Bank 4.86% due 2019	4,428	4,731
Federal Home Loan Bank 4.92% due 2019	574	614
Federal Home Loan Bank 5.00% due 2019	1,201	1,290
Federal Home Loan Bank 5.14% due 2020	92	98
Federal Home Loan Bank 5.47% due 2020	14,775	15,700
Federal Home Loan Bank 5.54% due 2021	1,358	1,428
Federal Home Loan Bank 5.89% due 2014	1,875	2,157
Federal Home Loan Bank 7.13% due 2010	293	508
Kansas Equity Fund IV, L.P. 0% due 2014	774	893
Kansas Equity Fund V, L.P. 0% due 2016	460	495
Kansas Equity Fund VI, L.P. 0% due 2016	872	—
Kansas City Equity Fund , L.L.C. 0% due 2014	731	980
Kansas City Equity Fund 2008, L.L.C. 0% due 2014	1,000	—
St. Louis Equity Fund 2005 LLC 0% due 2010	488	668
St. Louis Equity Fund 2006 LLC 0% due 2010	198	240
St. Louis Equity Fund 2007 LLC 0% due 2010	890	910
St. Louis Equity Fund 2008 LLC 0% due 2010	910	—

Total long-term debt	35,925	36,032

Total borrowed funds	$51,732	$69,785

Aggregate annual repayments of long-term debt at December 31, 2008 are as follows (in thousands):

2009	$5,037
2010	4,099
2011	5,113
2012	2,898
2013	2,667
Thereafter	16,111

Total	$35,925

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings and are reflected as a separate item in the consolidated balance sheets. The amount outstanding at December 31, 2008, was $2,058,546,000 (with accrued interest payable of $16,924). The amount outstanding at December 31, 2007, was $2,155,335,000 (with accrued interest payable of $566,493). This amount consists of $450,000,000 representing sales of securities in which securities were received under reverse repurchase agreements (resell agreements) and $1,705,335,000 of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2008 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$16,666	$16,662	0.11%
2 to 30 days	2,020,437	2,041,884	0.22

Total	$2,037,103	$2,058,546	0.22%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2008, approximately $40,499,000 of the equity of the affiliate banks and non-bank subsidiaries was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below minimum levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2008, this amount averaged $90,032,000, compared to $13,963,000 in 2007.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2008, the Company is required to have minimum Tier 1 and Total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 13.2% and 14.1%, respectively. The Company’s leverage ratio at December 31, 2008, was 8.5%.

As of December 31, 2008, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31 for the Company and its banks are as follows (in thousands):

	2008
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$814,461	13.23%	$246,326	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	556,357	10.88	204,468	4.00		306,702	6.00
UMB National Bank of America, n.a.	67,921	21.41	12,692	4.00		19,037	6.00
UMB Bank Colorado, n.a.	93,614	13.95	26,850	4.00		40,274	6.00
UMB Bank Arizona, n.a.	8,681	11.37	3,053	4.00		4,580	6.00
Total Capital:
UMB Financial Corporation	867,756	14.09	492,652	8.00		N/A	N/A
UMB Bank, n. a.	599,904	11.74	408,937	8.00		511,171	10.00
UMB National Bank of America, n.a.	69,693	21.97	25,383	8.00		31,729	10.00
UMB Bank Colorado, n.a.	100,756	15.01	53,699	8.00		67,124	10.00
UMB Bank Arizona, n.a.	9,515	12.47	6,106	8.00		7,633	10.00
Tier 1 Leverage:
UMB Financial Corporation	814,461	8.47	384,539	4.00		N/A	N/A
UMB Bank, n. a.	556,357	6.80	327,435	4.00		409,294	5.00
UMB National Bank of America, n.a.	67,921	10.90	24,914	4.00		31,143	5.00
UMB Bank Colorado, n.a.	93,614	11.33	33,061	4.00		41,326	5.00
UMB Bank Arizona, n.a.	8,681	11.89	2,921	4.00		3,651	5.00

	2007
Tier 1 Capital:
UMB Financial Corporation	$766,399	13.74%	$223,117	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	533,871	11.33	188,520	4.00		282,780	6.00
UMB National Bank of America, n.a.	58,207	20.85	11,169	4.00		16,754	6.00
UMB Bank Colorado, n.a.	89,851	14.53	24,731	4.00		37,097	6.00
UMB Bank Arizona, n.a.	8,813	19.46	1,811	4.00		2,717	6.00
Total Capital:
UMB Financial Corporation	813,383	14.58	446,234	8.00		N/A	N/A
UMB Bank, n. a.	571,547	12.13	377,040	8.00		471,300	10.00
UMB National Bank of America, n.a.	59,781	21.41	22,339	8.00		27,923	10.00
UMB Bank Colorado, n.a.	97,247	15.73	49,462	8.00		61,828	10.00
UMB Bank Arizona, n.a.	9,150	20.20	3,623	8.00		4,529	10.00
Tier 1 Leverage:
UMB Financial Corporation	766,399	9.63	318,314	4.00		N/A	N/A
UMB Bank, n. a.	533,871	7.98	267,616	4.00		334,520	5.00
UMB National Bank of America, n.a.	58,207	10.28	22,657	4.00		28,321	5.00
UMB Bank Colorado, n.a.	89,851	12.17	29,540	4.00		36,925	5.00
UMB Bank Arizona, n.a.	8,813	27.56	1,279	4.00		1,599	5.00

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $3,437,315 in March, 2009 for 2008. A $1,954,041 contribution was paid in 2008 for 2007. A $1,234,529 contribution was paid in 2007 for 2006.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $2,610,653 in 2008 for 2007 and $2,448,105 in 2007 for 2006. The Company anticipates making a matching contribution of $3,027,254 in March 2009 for 2008.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2,000,000 common shares of the Company. All options that are issued under the 2002 Plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005 under the 2002 Plan cannot be exercised until at least four years 11 months after the date they are granted. Options issued in 2006, 2007, and 2008 under the 2002 Plan have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, SFAS No. 123 (R) requires compensation expense to be recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. The plan terminates April 17, 2012.

The table below discloses the information relating to option activity in 2008 under the 2002 Plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2007	734,968	$31.02
Granted	123,000	40.93
Canceled	(28,600)	33.04
Exercised	(31,189)	22.52

Outstanding—December 31, 2008	798,179	32.66	7.2	$13,151,334

Exercisable or expected to be exercisable—December 31, 2008	782,033	$31.68	6.9	$13,654,546

The weighted average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $9.27, $8.98 and $8.88, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $1,491,966 and $158,704. No options were exercised during 2006. As of December 31, 2008, there was $2,718,999 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.8 years.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the 1992 Plan), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. Of the options granted prior to 1998, 40 percent are exercisable two years from the date of the grant and are thereafter exercisable in 20 percent increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the case of a recipient holding more than 10 percent of the Company’s stock, five years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 are exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income, because options were granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares at date of grant. No further options may be granted under the 1992 Plan.

The table below discloses the information relating to option activity in 2008 under the 1992 Plan:

Stock Options Under the 1992 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2007	161,517	$18.52
Granted	—	—
Canceled	(1,059)	19.67
Exercised	(55,659)	18.65

Outstanding—December 31, 2008	104,799	18.44	2.2	$3,217,147

Exercisable or expected to be exercisable—December 31, 2008	104,799	$18.44	2.2	$3,217,147

There were no options granted under the plan during the years 2008, 2007, and 2006. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $2,594,069, $2,017,266 and $637,516, respectively. As of December 31, 2008, there was no unrecognized compensation expense to be recognized for this plan.

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

The table below discloses the status of the restricted shares during 2008:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2007	3,200	$25.52
Granted	—	—
Canceled	—	—
Vested	(1,600)	25.52

Nonvested—December 31, 2008	1,600	$25.52

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, there was no unrecognized compensation cost related to the nonvested shares. Total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $61,912, $57,224 and $40,832, respectively.

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

The Plan reserves up to 2,000,000 shares of the Company’s stock. Of the total, no more than 800,000 shares can be issued as restricted stock. These two requirements were in effect with the 2006 LTIP issuance. In 2005, the service and performance based restricted stock grants were issued out of treasury stock. No one eligible employee may receive more than $1,000,000 in benefits under the Plan during any one fiscal year taking into account the value of all stock options and restricted stock received during such fiscal year.

The service-based restricted stock grants contain a service requirement. The vesting schedule is 50 percent of the shares after three years of service, 75 percent after four years of service and 100 percent after five years of service.

The performance-based restricted stock grants contain a service and a performance requirement. The performance requirement is based on a predetermined performance requirement over a three year period. The service requirement portion is a three year cliff vesting. If the performance requirement is not met, the executives do not receive the shares.

The dividends on service and performance-based restricted stock grants are treated as two separate transactions. First, cash dividends are paid on the restricted stock. Those cash dividends are then paid to purchase additional shares of restricted stock. The dividends paid on the stock are recorded as a reduction to retained earnings (similar to all dividend transactions).

The table below discloses the status of the service based restricted shares during 2008:

Service Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2007	146,799	$34.36
Granted	52,388	42.71
Canceled	(4,235)	32.82
Vested	(24,334)	28.52

Nonvested—December 31, 2008	170,618	$37.79

As of December 31, 2008, there was $3,989,399 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 2.7 years. Total fair value of shares vested during the year ended December 31, 2008 and 2007 was $1,285,183, and $189,998, respectively. No shares vested in 2006.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below discloses the status of the performance based restricted shares during 2008:

Performance Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2007	98,222	$33.66
Granted	36,478	37.73
Canceled	(2,945)	38.84
Vested	(31,106)	27.10

Nonvested—December 31, 2008	100,649	$37.01

As of December 31, 2008, there was $1,356,293 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.8 years. Total fair value of shares vested during the year ended December 31, 2008 was $1,144,219. No shares vested in 2007 and 2006.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to option activity in 2008 under the LTIP:

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2007	347,908	$33.90
Granted	188,546	37.88
Canceled	(5,184)	34.56
Exercised	(16,073)	31.49

Outstanding—December 31, 2008	515,197	33.90	7.8	$6,850,850

Exercisable or expected to be exercisable—December 31, 2008	485,387	$36.13	7.4	$6,313,853

The weighted average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $7.20, $8.56 and $8.21. The total intrinsic value of options exercised during the year ended December 31, 2008 was $734,335. No options were exercised during 2007 and 2006. As of December 31, 2008, there was $2,225,945 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.4 years.

Cash received from options exercised under all share based compensation plans was $2,253,976, $1,094,669 and $636,872 for the years ended December 31, 2008, 2007, and 2006, respectively. The tax benefit realized for stock options exercised was $$367,000 in 2008 and inconsequential for 2007 and 2006.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.  OTHER COMPREHENSIVE INCOME (LOSS)

The table below discloses the Company’s components of other comprehensive income (loss) during the periods presented, which are comprised of unrealized gains (losses) on available for sale securities (in thousands):

	2008	2007	2006
Change in unrealized holding gains, net	$48,901	$47,592	$6,879
Reclassification adjustments for gains included in net income	(3,334)	(1,010)	(117)

Net unrealized holding gains	45,567	46,582	6,762
Income tax expense	(16,708)	(17,077)	(2,471)

Other comprehensive income	$28,859	$29,505	$4,291

13.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into six major segments, as shown below (collectively, Business Segments). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2008 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

In determining revenues and expenses associated with each individual business segment, the Company utilizes a funds transfer pricing model. This model records cost of funds or credit for funds using matched maturity funding for certain assets and liabilities, or a blended rate based on various maturities for the remaining assets and liabilities. The allowance for loan losses is allocated using specifically identified reserves assigned to loans where available, with general reserves assigned to the remaining loan portfolio based on historical losses, economic outlook and other factors. The related loan loss provision is assigned based on the amount necessary to maintain reserves adequate for each segment. Noninterest income and noninterest expense directly attributable to a segment are assigned to that segment. Direct expenses incurred by areas whose services support the overall Company are allocated to the Business Segments based on standard unit costs applied to actual volume measurements. Administrative expenses are allocated based on the estimated time expended for each segment. Any remaining expenses, such as corporate overhead, are assigned based on the ratio of an individual business segment’s noninterest expense to total noninterest expense incurred by all business lines. Virtually all interest rate risk is assigned to the Treasury and Other business segment that is the offset to the funds transfer pricing charges and credits assigned to each business segment.

The following summaries provide information about the activities of each segment:

Commercial Banking and Lending serves the commercial lending and leasing as well as the capital markets needs of the Company’s mid-market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides commercial loans and lines of credit, letters of credit, and loan syndication services. Capital markets provides consultative services and offers a variety of financing for companies that need non-traditional banking services. The services provided by capital markets include asset-based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Banking and Lending			Payment and Technology Solutions
	2008	2007	2006	2008	2007	2006
	(dollars in thousands)
Net interest income	$58,120	$55,513	$53,647	$88,112	$68,558	$63,152
Provision for loan losses	6,171	3,981	5,989	176	61	—
Noninterest income	2,185	2,538	1,856	66,048	68,980	61,425
Noninterest expense	36,464	30,388	27,058	90,202	83,945	83,256

Net income before tax	$17,670	$23,682	$22,456	$63,782	$53,532	$41,321

Average assets	$3,210,000	$2,806,000	$2,480,000	$87,000	$69,000	$59,000
Depreciation and amortization	1,767	1,878	1,800	10,361	9,502	9,246
Expenditures for additions to premises and equipment	580	970	1,879	3,251	4,660	9,366

	Banking Services			Consumer Services
	2008	2007	2006	2008	2007	2006
	(dollars in thousands)
Net interest income	$4,490	$3,561	$4,196	$108,854	$97,079	$93,853
Provision for loan losses	—	—	—	11,432	5,278	2,745
Noninterest income	31,013	24,960	27,513	73,011	67,496	62,934
Noninterest expense	34,527	29,901	29,833	159,109	158,193	150,542

Net income (loss) before tax	$976	$(1,380)	$1,876	$11,324	$1,104	$3,500

Average assets	$103,000	$119,000	$86,000	$1,159,000	$1,343,000	$1,395,000
Depreciation and amortization	1,567	1,457	1,365	17,918	17,843	15,516
Expenditures for additions to premises and equipment	443	746	1,541	18,244	16,154	22,654

	Asset Management			Fund Services
	2008	2007	2006	2008	2007	2006
	(dollars in thousands)
Net interest income	$8,619	$7,314	$2,158	$6,792	$1,092	$1,277
Provision for loan losses	71	13	—	—	—	—
Noninterest income	92,469	89,999	75,070	45,125	38,289	32,058
Noninterest expense	78,031	71,809	63,326	39,440	34,548	32,500

Net income before tax	$22,986	$25,491	$13,902	$12,477	$4,833	$835

Average assets	$128,000	$77,000	$32,000	$36,000	$34,000	$29,000
Depreciation and amortization	3,135	3,413	3,313	1,512	1,805	2,087
Expenditures for additions to premises and equipment	2,281	2,050	3,404	912	689	1,880

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Treasury and Other Adjustments			Total Consolidated Company
	2008	2007	2006	2008	2007	2006
	(dollars in thousands)
Net interest income	$64	$(433)	$(1,059)	$275,051	$232,684	$217,224
Provision for loan losses	—	—	—	17,850	9,333	8,734
Noninterest income	2,932	(3,474)	(5,911)	312,783	288,788	254,945
Noninterest expense	(7,620)	(1,620)	(5,098)	430,153	407,164	381,417

Net income (loss) before tax	$10,616	$(2,287)	$(1,872)	$139,831	$104,975	$82,018

Average assets	$4,175,000	$3,548,000	$3,502,000	$8,898,000	$7,996,000	$7,583,000
Depreciation and amortization	1,469	1,487	1,603	37,729	37,385	34,930
Expenditures for additions to premises and equipment	1,468	2,605	1,165	27,179	27,874	41,889

14.  COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2008:

	Shares Issued	Shares in Treasury
Balance December 31, 2005	55,056,730	(12,075,608)
Purchase of Treasury Stock	—	(850,997)
Sale of Treasury Stock	—	13,784
Issued for stock options & restricted stock	—	122,132

Balance December 31, 2006	55,056,730	(12,790,689)
Purchase of Treasury Stock	—	(1,099,998)
Sale of Treasury Stock	—	12,950
Issued for stock options & restricted stock	—	148,631

Balance December 31, 2007	55,056,730	(13,729,106)
Purchase of Treasury Stock	—	(580,096)
Sale of Treasury Stock	—	12,112
Issued for stock options & restricted stock	—	188,155

Balance December 31, 2008	55,056,730	(14,108,935)

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

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2008	2007	2006
Weighted average basic common shares outstanding	40,739,240	41,712,223	42,592,960
Dilutive effect of stock options and restricted stock	399,230	293,820	220,602

Weighted average diluted common shares outstanding	41,138,470	42,006,043	42,813,562

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2008 and 2007 was $288.7 million and $291.7 million, respectively. As of December 31, 2008 and 2007, standby letters of credit totaling $64.1 million and $63.1 million, respectively were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $16.7 million and $30.2 million during the years ended December 31, 2008 and 2007, respectively. Net futures activity resulted in losses of $2.1 million and $1.0 million for 2008 and 2007, respectively, and gains of $0.4 million in 2006. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2008, contracts to purchase and to sell foreign currency averaged approximately $16.9 million compared to $13.8 million during 2007. The net gains on these foreign exchange contracts for 2008, 2007 and 2006 were $2.3 million, $1.9 million and $1.6 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska and Illinois. At December 31, 2008, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
	2008	2007
	(in thousands)
Commitments to extend credit for loans (excluding credit card loans)	$1,951,564	$1,302,101
Commitments to extend credit under credit card loans	1,156,447	1,013,317
Commercial letters of credit	2,552	6,155
Standby letters of credit	288,699	291,661
Futures contracts	9,000	14,900
Forward foreign exchange contracts	11,060	10,295
Spot foreign exchange contracts	19,100	17,475

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.  ACQUISITIONS

The following acquisitions, which are not considered to be material business combinations, were completed during the fourth quarter of 2008 and the third quarter of 2006:

On October 31, 2008, UMB Financial Corporation completed the acquisition of Citadel Bank, a bank organized under the laws of the state of Colorado headquartered in Colorado Springs, Colorado which had consolidated assets of $91.7 million at the time of the merger. The Citadel Bank was merged with and into UMB Bank Colorado on October 31, 2008. The Citadel Bank operated from a single location in Colorado Springs, Colorado. Initial goodwill, subject to the completion of appraisals and valuation of the assets acquired and liabilities assumed, amounted to $10.4 million. Identifiable intangible assets including core deposit intangibles and non-compete agreements amounted to $3.2 million. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

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

17.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 29.9 percent in 2008, 29.3 percent in 2007, and 27.1 percent in 2006. These percentages are computed by dividing total income tax by the sum of such tax and net income.

Income taxes include the following components (in thousands):

	Year Ended December 31
	2008	2007	2006
Current
Federal provision	$44,422	$28,290	$22,875
State provision (benefit)	2,357	1,219	(55)

Total current tax provision	46,779	29,509	22,820
Deferred
Federal (benefit) provision	(4,815)	517	(1,247)
State (benefit) provision	(208)	736	678

Total deferred tax (benefit) provision	(5,023)	1,253	(569)

Total tax provision	$41,756	$30,762	$22,251

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Provision at statutory rate	$48,941	$36,741	$28,706
Tax-exempt interest income	(8,756)	(7,676)	(6,859)
State and local income taxes, net of federal tax benefits	1,451	1,497	739
Federal tax credits	(234)	(122)	(18)
Other	354	322	(317)

Total tax provision	$41,756	$30,762	$22,251

In preparing its tax returns, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws. The Company is not in the examination process with any tax jurisdictions at December 31, 2008. However, upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.

The Company has various state net operating loss carryforwards (NOL) of $15.5 million, $17.4 million, and $18.5 million for 2008, 2007, and 2006, respectively. These net operating losses expire at various times through 2027.

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$20,893	$18,548
Accrued expenses	5,227	5,124
Miscellaneous	5,033	3,441

Total deferred tax assets	31,153	27,113

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(23,720)	(7,012)
Land, building, and equipment	(24,567)	(22,831)
Intangibles	(6,420)	(8,219)
Miscellaneous	(6,625)	(7,545)

Total deferred tax liabilities	(61,332)	(45,607)

Net deferred tax liability	$(30,179)	$(18,494)

The net deferred tax liability at December 31, 2008 and 2007 is included in accrued expenses and taxes.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities Associated With Unrecognized Tax Benefits

As of December 31, 2008, the gross amount of unrecognized tax benefits was $2.4 million. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, was $1.6 million. The unrecognized tax benefit relates to federal tax positions in addition to state tax positions that, if recognized, would result in the recognition of a deferred tax asset for the corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005 in the jurisdictions in which it files.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits—opening balance	1,477
Gross increases—tax positions in prior period	71
Gross decreases—tax positions in prior period	(87)
Gross increases—current-period tax positions	1,070
Settlements	—
Lapse of statute of limitations	(150)

Unrecognized tax benefits—ending balance	2,381

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	38,480	15,374	23,106	—
Available for sale securities	4,815,072	2,708,484	2,106,588	—

Total	4,853,552	2,723,858	2,129,694	—

SFAS No. 107 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

Deposit Liabilities    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2008 and 2007. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

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

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007 are as follows (in millions):

	December 31
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,234.0	$1,234.0	$1,520.4	$1,520.4
Securities available for sale	4,815.1	4,815.1	3,386.0	3,386.0
Securities held to maturity	49.4	56.9	37.7	42.2
Federal Reserve Bank stock and other	21.5	21.5	17.5	17.5
Trading securities	38.5	38.5	43.9	43.9
Loans (exclusive of allowance for loan loss)	4,410.0	4,458.1	3,929.4	3,910.2

FINANCIAL LIABILITIES
Demand and savings deposits	6,263.6	6,280.4	5,053.5	5,053.5
Time deposits	1,461.7	1,490.4	1,497.3	1,527.3
Federal funds and repurchase agreements	2,127.4	2,127.4	1,734.7	1,734.7
Short-term debt	15.8	15.8	33.8	33.8
Long-term debt	35.9	40.5	36.0	38.0
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		3.1		2.8
Commercial letters of credit		0.2		0.2
Standby letters of credit	288.7	1.8	291.7	2.3

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.  PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS

	December 31
	2008	2007
	(in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$869,224	$794,405
Non-banks	34,616	34,568

Total investment in subsidiaries	903,840	828,973
Goodwill on purchased affiliates	5,011	5,011
Cash	45,313	36,552
Securities available for sale and other	27,285	23,437

Total assets	$981,449	$893,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$108	$96
Accrued expenses and other	6,530	3,303

Total liabilities	6,638	3,399
Shareholders’ equity	974,811	890,574

Total liabilities and shareholders’ equity	$981,449	$893,973

STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	(in thousands)
INCOME:
Dividends and income received from affiliate banks	$88,500	$61,900	$74,760
Service fees from subsidiaries	12,563	11,742	10,973
Other	(3,034)	2,940	1,690

Total income	98,029	76,582	87,423

EXPENSE:
Salaries and employee benefits	19,420	15,247	12,713
Other	11,229	8,944	9,260

Total expense	30,649	24,191	21,973

Income before income taxes and equity in undistributed earnings of subsidiaries	67,380	52,391	65,450
Income tax benefit	(8,044)	(3,815)	(3,471)

Income before equity in undistributed earnings of subsidiaries	75,424	56,206	68,921
Equity in undistributed earnings of subsidiaries:
Banks	22,502	13,958	(12,004)
Non-Banks	149	4,049	2,850

Net income	$98,075	$74,213	$59,767

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash used in operating activities:
Net income	$98,075	$74,213	$59,767
Equity in earnings of subsidiaries	(111,151)	(79,907)	(65,606)
Net decease (increase) in trading securities	3,446	(2,779)	(12,228)
Other	951	6,228	6,232

Net cash used in operating activities	(8,679)	(2,245)	(11,835)

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	349	—	—
Proceeds from maturities of securities available for sale	—	19,000	67,000
Purchases of securities available for sale	(349)	—	—
Net capital investment in subsidiaries	(23,359)	—	(83,795)
Dividends received from subsidiaries	88,500	61,900	74,760
Net capital expenditures for premises and equipment	(664)	(66)	(52)

Net cash provided by investing activities	64,477	80,834	57,913

FINANCING ACTIVITIES:
Cash dividends paid	(26,814)	(29,278)	(21,833)
Net purchase of treasury stock	(20,223)	(41,712)	(28,487)

Net cash used in financing activities	(47,037)	(70,990)	(50,320)

Net increase (decrease) in cash	8,761	7,599	(4,242)

Cash at beginning of period	36,552	28,953	33,195

Cash at end of period	$45,313	$36,552	$28,953

20.  FDIC ONE-TIME ASSESSMENT CREDIT

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and have received notice from the FDIC that their remaining share of the credit is approximately $2.1 million at December 31, 2008. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing of the one-time credit may change.

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2008	March 31	June 30	Sept 30	Dec 31
Interest income	$103,114	$92,340	$93,374	$99,145
Interest expense	(38,740)	(26,329)	(27,076)	(20,777)

Net interest income	64,374	66,011	66,298	78,368
Provision for loan losses	(3,000)	(4,850)	(4,500)	(5,500)
Noninterest income	84,989	78,988	79,121	69,685
Noninterest expense	(99,226)	(106,365)	(109,853)	(114,709)
Income tax expense	(14,781)	(10,060)	(9,297)	(7,618)

Net income	$32,356	$23,724	$21,769	$20,226

2007	March 31	June 30	Sept 30	Dec 31
Interest income	$104,673	$102,437	$103,600	$103,703
Interest expense	(47,709)	(45,582)	(45,593)	(42,845)

Net interest income	56,964	56,855	58,007	60,858
Provision for loan losses	(1,500)	(2,000)	(2,833)	(3,000)
Noninterest income	66,688	72,326	76,897	72,877
Noninterest expense	(97,409)	(98,338)	(101,399)	(110,018)
Income tax expense	(7,419)	(8,780)	(9,145)	(5,418)

Net income	$17,324	$20,063	$21,527	$15,299

	Three Months Ended
Per Share

2008	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.79	$0.58	$0.54	$0.50
Net income—diluted	0.78	0.58	0.53	0.49
Dividend	0.15	0.17	0.17	0.18
Book value	22.57	22.40	22.82	23.81

Per Share

2007	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.41	$0.48	$0.52	$0.37
Net income—diluted	0.41	0.48	0.51	0.37
Dividend	0.14	0.14	0.14	0.15
Book value	20.42	20.44	21.18	21.55

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.  VISA

During the fourth quarter of 2007, the Company, as a member of Visa U.S.A. Inc. (Visa USA), received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association, in preparation for an initial public offering. Based on this participation, the Company and other Visa USA member banks became aware of an obligation to provide indemnification to Visa in connection with its potential losses resulting from “covered litigation” as described in Visa’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 21, 2007. The Company recorded a “covered litigation provision” by accruing $4.6 million as an estimate of its contingent indemnification liability to Visa, based upon its proportionate membership interest in Visa. During the first quarter of 2008, Visa conducted an initial public offering (IPO). As a direct result of this IPO, a pre-tax gain of $8.9 million from the mandatory redemption of a portion of the Company’s class B shares in Visa was recognized. The Company also reduced its liability accrual in the first quarter of 2008 by $4.0 million related to the Company’s estimated share of Visa’s covered litigation. This reduction was a result of funding the covered litigation escrow account as part of its IPO process.

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

Management’s Report on Internal Control Over Financial Reporting    Management of the Company is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, and effected by the Company’s Board of Directors, management and other personnel, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control—Integrated Framework. Because this assessment was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), it included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

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

Based on the evaluation under the framework in Internal Control—Integrated Framework, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that internal control over financial reporting was effective at the end of the period covered by this report on Form 10-K. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of internal control over financial reporting at the end of the period covered by this report. Deloitte & Touche LLP’s attestation report is set forth below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of UMB Financial Corporation & Subsidiaries:

We have audited the internal control over financial reporting of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, MO

February 25, 2009

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 10 and 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2009 (the 2009 Annual Meeting of Shareholders).

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the Executive Compensation section of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This information required by this item is incorporated herein by reference to the Company’s 2009 Proxy Statement under the caption “Stock Ownership—Principal Shareholders.”

Security Ownership of Management

This information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
1992 Incentive Stock Option Plan	104,799	$18.44	None
2002 Incentive Stock Option Plan	798,179	31.68	1,164,932
2005 Long-term Incentive Plan Non-Qualified Stock Options	515,197	33.90	668,730

Equity compensation plans not approved by security holders	None	None	None

Total	1,418,175	$31.51	1,833,662

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Three Years Ended December 31, 2008

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2008

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2008

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii). 2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1 (stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.3	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of January 22, 2008 incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.4	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.5	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005

10.6	Restricted Stock Award Agreement and description of employment arrangement between the Company and Peter J. deSilva, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission of May 7, 2004.

10.7	Employment offer letter between the Company and Michael D. Hagedorn dated February 9, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005, and filed with the Commission on February 14, 2005.

10.8	Employment offer letter between the company and Bradley J. Smith dated January 6, 2005 incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.9	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004 incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.10	Employment offer letter between the Company and Clyde Wendel dated June 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Commission on August 8, 2006.

10.11	Employment offer letter between the Company and Brian J. Walker dated May 17, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed with the Commission on August 8, 2007.

10.12	Employment offer letter between the company and Daryl S. Hunt dated October 22, 2007 incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for December 31, 2007 and filed with the Commission on February 28, 2008.

10.13	Employment termination agreement between the UMB Bank, n.a. and James C. Thompson, Jr. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008 and filed with the Commission on May 8, 2008.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

THEODORE M. ARMSTRONG Theodore M. Armstrong	Director

PETER J. DESILVA Peter J. deSilva	Director, President, and Chief Operating Officer

KEVIN C. GALLAGHER Kevin C. Gallagher	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director

KRIS A. ROBBINS Kris A. Robbins	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director

JON M. WEFALD Jon M. Wefald	Director

DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director

TERRENCE P. DUNN Terrence P. Dunn	Director

GREGORY M. GRAVES Gregory M. Graves	Director

JOHN H. MIZE, JR. John H. Mize, Jr.	Director

THOMAS D. SANDERS Thomas D. Sanders	Director

PAUL UHLMANN III Paul Uhlmann III	Director

THOMAS J. WOOD III Thomas J. Wood III	Director

*/S/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board

Date: February 26, 2009