Form 10-Q
period 2009-03-31
UMB FINANCIAL CORP
filed 2009-05-05
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2009, UMB Financial Corporation had 40,710,885 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS

Loans:	$4,306,769	$4,388,148
Allowance for loan losses	(54,005)	(52,297)

Net loans	4,252,764	4,335,851

Loans held for sale	34,799	21,886
Investment Securities:
Available for sale	4,071,584	4,815,072
Held to maturity (market value of $54,248 and $56,929, respectively)	49,240	49,350
Trading	36,510	38,480
Federal Reserve Bank stock and other	21,614	21,505

Total investment securities	4,178,948	4,924,407

Federal funds sold and securities purchased under agreements to resell	51,834	235,092
Interest-bearing due from banks	928,471	575,309
Cash and due from banks	351,722	423,599
Bank premises and equipment, net	221,622	226,790
Accrued income	61,783	64,513
Goodwill	104,914	104,924
Other intangibles	17,125	18,101
Other assets	42,876	46,124

Total assets	$10,246,858	$10,976,596

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,614,082	$2,383,454
Interest-bearing demand and savings	3,604,529	3,880,165
Time deposits under $100,000	763,723	789,375
Time deposits of $100,000 or more	694,479	672,332

Total deposits	7,676,813	7,725,326
Federal funds purchased and repurchase agreements	1,414,239	2,127,353
Short-term debt	27,161	15,807
Long-term debt	34,759	35,925
Accrued expenses and taxes	80,107	81,429
Other liabilities	28,795	15,945

Total liabilities	9,261,874	10,001,785

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 40,720,210 and 40,947,795 shares outstanding, respectively	55,057	55,057
Capital surplus	708,044	707,812
Retained earnings	517,486	502,073
Accumulated other comprehensive income	46,475	41,105
Treasury stock, 14,336,520 and 14,108,935 shares, at cost, respectively	(342,078)	(331,236)

Total shareholders’ equity	984,984	974,811

Total liabilities and shareholders’ equity	$10,246,858	$10,976,596

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Loans	$52,800	$64,638
Securities:
Taxable interest	29,122	27,463
Tax-exempt interest	7,020	6,614

Total securities income	36,142	34,077
Federal funds and resell agreements	130	4,087
Interest-bearing due from banks	842	—
Trading securities	168	312

Total interest income	90,082	103,114

INTEREST EXPENSE
Deposits	13,823	27,950
Federal funds and repurchase agreements	660	10,282
Short-term debt	—	92
Long-term debt	390	416

Total interest expense	14,873	38,740

Net interest income	75,209	64,374
Provision for loan losses	6,000	3,000

Net interest income after provision for loan losses	69,209	61,374

NONINTEREST INCOME
Trust and securities processing	24,899	31,231
Trading and investment banking	4,861	5,514
Service charges on deposits	20,795	20,622
Insurance fees and commissions	1,570	1,140
Brokerage fees	2,352	2,094
Bankcard fees	10,947	10,721
Gain on sales of securities available for sale	42	382
Gain on mandatory redemption of Visa, Inc. class B common stock	—	8,875
Other	3,443	4,410

Total noninterest income	68,909	84,989

NONINTEREST EXPENSE
Salaries and employee benefits	57,996	55,041
Occupancy, net	8,144	7,647
Equipment	12,996	13,282
Supplies and services	5,377	5,862
Marketing and business development	3,191	3,890
Processing fees	7,004	7,676
Legal and consulting	1,548	1,103
Bankcard	3,957	2,857
Amortization of other intangible assets	976	721
Covered litigation provision	—	(4,023)
Other	5,455	5,170

Total noninterest expense	106,644	99,226

Income before income taxes	31,474	47,137
Income tax provision	8,873	14,781

NET INCOME	$22,601	$32,356

PER SHARE DATA
Net income - basic	$0.56	$0.79
Net income - diluted	0.55	0.78
Dividends	0.175	0.15
Weighted average shares outstanding	40,598,097	40,977,349

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - January 1, 2008	$55,057	$702,914	$430,824	$12,246	$(310,467)	$890,574

Comprehensive income
Net income	—	—	32,356	—	—	32,356
Change in unrealized gains on securities	—	—	—	23,890	—	23,890

Total comprehensive income						56,246
Cash dividends ($0.15 per share)	—	—	(6,152)	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	(18,594)	(18,594)
Issuance of equity awards	—	(729)	—	—	869	140
Recognition of equity based compensation	—	922	—	—	—	922
Net tax benefit related to equity compensation plans	—	142	—	—	—	142
Sale of treasury stock	—	82	—	—	45	127
Exercise of stock options	—	98	—	—	296	394

Balance - March 31, 2008	$55,057	703,429	457,028	36,136	(327,851)	923,799

Balance - January 1, 2009	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811
Comprehensive income
Net income	—	—	22,601	—	—	22,601
Change in unrealized gains on securities	—	—	—	5,370	—	5,370

Total comprehensive income						27,971
Cash dividends ($0.175 per share)	—	—	(7,188)	—	—	(7,188)
Purchase of treasury stock	—	—	—	—	(12,443)	(12,443)
Issuance of equity awards	—	(1,261)	—	—	1,393	132
Recognition of equity based compensation	—	1,202	—	—	—	1,202
Net tax benefit related to equity compensation plans	—	58	—	—	—	58
Sale of treasury stock	—	114	—	—	54	168
Exercise of stock options	—	119	—	—	154	273

Balance - March 31, 2009	$55,057	$708,044	$517,486	$46,475	$(342,078)	$984,984

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net Income	$22,601	$32,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,000	3,000
Depreciation and amortization	9,561	9,287
Deferred income tax (benefit) expense	(2,532)	410
Net (increase) decrease in trading securities	1,970	16,750
Gains on sale of securities available for sale	(42)	(382)
Losses (gains) on sale of assets	1	(287)
Amortization of securities premiums, net of discount accretion	3,963	(747)
Originations of loans held for sale	(67,157)	(46,441)
Net gains on sales of loans held for sale	(389)	(324)
Proceeds from sales of loans held for sale	54,633	40,743
Issuance of equity awards	132	140
Equity based compensation	1,202	922
Decrease in covered litigation provision	—	(4,023)
Changes in:
Accrued income	2,730	(389)
Accrued expenses and taxes	(1,947)	(3,720)
Other assets and liabilities, net	6,263	18,365

Net cash provided by operating activities	36,989	65,660

Investing Activities
Proceeds from maturities of securities held to maturity	1,229	5,240
Proceeds from sales of securities available for sale	98	10,480
Proceeds from maturities of securities available for sale	1,194,813	1,228,352
Purchases of securities held to maturity	(1,468)	(6,812)
Purchases of securities available for sale	(436,286)	(816,476)
Net decrease (increase) in loans	76,740	(198,418)
Net decrease in fed funds sold and resell agreements	183,258	83,155
Net increase in interest-bearing balances due from other financial institutions	(10,391)
Purchases of bank premises and equipment	(3,581)	(3,074)
Proceeds from sales of bank premises and equipment	163	372

Net cash provided by investing activities	1,004,575	302,819

Financing Activities
Net (decrease) increase in demand and savings deposits	(45,008)	15,274
Net decrease in time deposits	(3,505)	(29,144)
Net decrease in fed funds purchased and repurchase agreements	(713,114)	(434,997)
Net increase (decrease) in short-term debt	11,354	(18,599)
Proceeds from long-term debt	—	1,200
Repayment of long-term debt	(1,166)	(2,203)
Cash dividends paid	(7,178)	(6,146)
Net tax benefit related to equity compensation plans	58	142
Proceeds from exercise of stock options and sales of treasury shares	441	521
Purchases of treasury stock	(12,443)	(18,594)

Net cash used in financing activities	(770,561)	(492,546)

Increase (decrease) in cash and due from banks	271,003	(124,067)
Cash and due from banks at beginning of period	887,559	806,600

Cash and due from banks at end of period	$1,158,562	$682,533

Supplemental Disclosures:
Income taxes paid	$208	$399
Total interest paid	16,269	40,470

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all material intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing in 2009 and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $806.9 million and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $121.5 million at March 31, 2009. At December 31, 2008 the amount due from the Federal Reserve Bank totaled $464.0 million and the amounts due from certificates of deposit totaled $111.3 million.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 282,226 and 280,845 shares issueable upon the exercise of stock options granted by the Company at March 31, 2009 and 2008, respectively.

Options issued under employee benefit plans to purchase 971,191 and 597,075 shares of common stock were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

3. New Accounting Pronouncements

Business Combinations In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. The purpose of this statement is to improve the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also retains from the original pronouncement, SFAS No. 141, the requirement that the acquisition method (purchase method) be used in all business combinations and the guidance for identifying and recognizing

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

intangible assets separately from goodwill. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this statement on January 1, 2009 and it will apply to future acquisitions. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It eliminates the former minority interest presentation. This statement also requires that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. The Company adopted this statement on January 1, 2009 with no effect on the financial position or results of operations.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April, 2009, the FASB issued Staff Position (FSP) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of SFAS No. 157 which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

Interim Disclosures about Fair Value of Financial Instruments. In April, 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of this FSP will have no effect on the financial position or results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments. In April, 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP is intended to bring greater consistency to the timing of other-than-temporary impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Commercial, financial, and agricultural	$2,060,464	$2,128,512
Real estate construction	95,605	89,960
Consumer	517,100	569,879
Real estate	1,624,979	1,589,902
Leases	8,621	9,895

Total loans	4,306,769	4,388,148
Loans held for sale	34,799	21,886

Total loans and loans held for sale	$4,341,568	$4,410,034

This table is an analysis of the allowance for loan losses for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning allowance - January 1	$52,297	$45,986
Additions (deductions):
Charge-offs	(5,970)	(2,930)
Recoveries	1,678	1,425

Net charge-offs	(4,292)	(1,505)

Provision charged to expense	6,000	3,000

Ending allowance - March 31	$54,005	$47,481

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 for the three months ended March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total impaired loans as of March 31 and December 31	$13,346	$7,582
Amount of impaired loans which have a related allowance	3,134	537
Amount of related allowance	778	225
Remaining impaired loans with no allowance	10,212	7,045
Average recorded investment in impaired loans during the period	10,453	5,958

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

5. Securities

Investment securities available for sale which are recorded at fair value consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Available for sale
U.S. Treasuries	$410,865	$467,961
U.S. Agencies	1,587,604	2,240,524
Mortgage-backed	1,246,625	1,299,003
State and political subdivisions	826,490	807,584

Total available for sale	$4,071,584	$4,815,072

Investment securities held to maturity which are recorded at amortized cost consist of the following (in thousands):

	March 31, 2009	December 31, 2008
State and political subdivisions	$49,240	$49,350

6. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three months ended March 31, 2009 and 2008 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended March 31,
	2009	2008
Change in unrealized holding gains, net	$8,568	$38,114
Less: Reclassification adjustments for gains included in income	(42)	(382)

Net unrealized holding gains	8,526	37,732
Income tax expense	(3,156)	(13,842)

Other comprehensive income	$5,370	$23,890

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31, 2009	December 31, 2008
Commitments to extend credit for loans (excluding credit card loans)	$1,749,338	$1,951,564
Commitments to extend credit under credit card loans	1,172,547	1,156,447
Commercial letters of credit	3,792	2,552
Standby letters of credit	270,966	288,699
Futures contracts	14,500	9,000
Forward foreign exchange contracts	9,769	11,060
Spot foreign exchange contracts	6,660	19,100

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

8. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services they provide. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on allocation methodologies in effect at March 31, 2009, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

Asset Management provides a full spectrum of investment advisory, trust, and custody services to both personal and institutional clients of the Company, focusing on estate planning, trust, retirement planning and investment management and private banking services. The investment advisory services provided to the Company’s proprietary funds, the UMB Scout Funds, are also included in this segment. Corporate trust services include serving as corporate and municipal bond trustee, serving as the paying agent/registrar for issued bonds and notes, and providing escrow services.

Fund Services provides a broad array of services for mutual funds, partnerships, hedge funds, unitized portfolios, separate accounts, and commingled funds to a wide range of investment advisors, independent money managers, broker/dealers, banks, third-party administrators, insurance companies and other financial service providers. Services provided include fund administration and accounting, investor services and transfer agency, marketing and distribution, custody, and alternative investment services.

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. The assets within this segment include the Company’s investment portfolio. Corporate eliminations are also allocated to this segment.

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	Commercial Banking and Lending		Payment and Technology Solutions
	2009	2008	2009	2008
Net interest income	$17,642	$15,290	$23,661	$20,129
Provision for loan losses	2,124	1,081	74	29
Noninterest income	431	494	16,572	16,373
Noninterest expense	9,209	8,343	22,210	21,689

Income before income taxes	$6,740	$6,360	$17,949	$14,784

Average assets	$3,456,000	$3,066,000	$80,000	$80,000
Depreciation and amortization	435	479	2,482	2,585
Expenditures for additions to premises and equipment	6	71	6	312

	Banking Services		Consumer Services
	2009	2008	2009	2008
Net interest income	$1,338	$1,028	$26,052	$24,744
Provision for loan losses	—	—	3,778	1,873
Noninterest income	9,127	8,683	17,563	17,530
Noninterest expense	8,785	8,283	39,381	37,865

Income before income taxes	$1,680	$1,428	$456	$2,536

Average assets	$58,000	$134,000	$1,079,000	$1,229,000
Depreciation and amortization	405	345	4,570	4,321
Expenditures for additions to premises and equipment	14	22	2,876	2,196

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Asset Management		Fund Services
	2009	2008	2009	2008
Net interest income	$5,254	$1,873	$1,262	$1,263
Provision for loan losses	24	17	—	—
Noninterest income	19,296	22,914	8,672	12,236
Noninterest expense	19,108	17,580	8,577	9,225

Income before income taxes	$5,418	$7,190	$1,357	$4,274

Average assets	$160,000	$97,000	$35,000	$35,000
Depreciation and amortization	796	779	353	381
Expenditures for additions to premises and equipment	264	249	23	59

	Treasury and Other Adjustments		Total Consolidated Company
	2009	2008	2009	2008
Net interest income	$—	$47	$75,209	$64,374
Provision for loan losses	—	—	6,000	3,000
Noninterest income	(2,752)	6,759	68,909	84,989
Noninterest expense	(626)	(3,759)	106,644	99,226

(Loss) income before income taxes	$(2,126)	$10,565	$31,474	$47,137

Average assets	$5,378,000	$4,049,000	$10,246,000	$8,690,000
Depreciation and amortization	520	397	9,561	9,287
Expenditures for additions to premises and equipment	153	165	3,342	3,074

9. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

Description	March 31, 2009	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	36,510	13,265	23,245	—
Available for sale securities	4,071,584	1,998,469	2,073,115	—

Total	4,108,094	2,011,734	2,096,360	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

10. FDIC One-Time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one time credit of $4.7 billion to eligible institutions. The purpose of the credit was to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which has now been merged into the Deposit Insurance Fund. The affiliate banks of the Company are eligible institutions and have received notice from the FDIC that their remaining share of the credit is approximately $1.3 million at March 31, 2009. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing of the one-time credit may change.

11. Visa

During the fourth quarter of 2007, the Company recorded a $4.6 million litigation provision based on an estimate of its contingent indemnification liability associated with the covered litigation of Visa, Inc. In March of 2008, Visa, Inc. completed an initial public offering. With the funds received in this offering, Visa, Inc. conducted a mandatory redemption of a portion of its class B common stock and funded a $3.0 billion escrow account to fund claims resulting from the covered litigation. The Company recorded an $8.9 million pre-tax gain for cash received from the mandatory redemption. Additionally, the Company recorded $4.0 million for its proportional share of the escrow account funds. The Company has presented the contingent indemnification liability net of the escrowed funds as a component of other liabilities on the Condensed Consolidated Balance Sheet. These entries have also been disclosed on separate line items on the Condensed Consolidated Statement of Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2009. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this report contains forward-looking statements of expected future developments within the meaning of and pursuant to the safe harbor provisions established by Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company, including, without limitation:

•	Statements that are not historical in nature;

•	Statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar words or expressions;

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

The first strategy is to grow the Company’s fee-based businesses. Despite current economic pressures, the Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the first quarter of 2009, noninterest income decreased $16.1 million, or 18.9 percent, compared to the same period of 2008. The Company continues to emphasize its asset management, bankcard services, health care services, and payment and technology solutions businesses. In particular, during the first quarter of 2009, the decrease in noninterest income is attributable to lower trust and securities processing income and the impact of last year’s Visa, Inc. transactions. Trust and securities processing income decreased $6.3 million, or 20.3 percent, for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was primarily due to a $2.2 million, or 25.2 percent, decrease in fee income from UMB Scout Funds and a $3.5 million, or 29.2 percent, decrease in fund administration and custody services. In the first quarter of 2008, an $8.9 million pre-tax gain was recognized on the mandatory partial redemption of the Company’s holdings of Class B shares of Visa, Inc. This redemption was part of the initial public offering of Visa, Inc. The Company also continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers.

The second strategy is a focus on net interest income through loan and deposit growth. During the first quarter of 2009, progress on this strategy was illustrated by an increase in net interest income of 16.8 percent from the previous year. Through the effects of increased volume and a low cost of funds in its balance sheet, the Company has increased net interest income in a declining rate environment. Average earning assets increased by $1.7 billion, or 21.7 percent, compared to the first quarter of 2008. This earning asset growth was attributable to an average securities growth, including trading securities, of $1.4 billion, or 42.8 percent, and an average loan growth of $333.3 million, or 8.2 percent. The average earning asset growth was funded with an increase in deposits of $1.3 billion, or 20.6 percent, since March 31, 2008. On a tax equivalent basis, net interest spread increased by 33 basis points, and net interest margin decreased by 11 basis points compared to the first quarter of 2008.

The third strategy is a focus on improving operating efficiencies. At March 31, 2009, the Company had 138 branches. Repositioning and increasing utilization of our regional distribution network remains a priority. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total deposits growth previously discussed. The Company’s efficiency ratio for the quarter was 72 percent. The Company continues to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives. The Company also anticipates additional savings through technology solutions, such as remote deposit capture, which has already been rolled out to 30 branches thereby reducing or eliminating transportation costs for paper checks for those branches.

The fourth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth; analyze acquisition opportunities that make sense strategically, financially, operationally, and culturally; and focus on returning capital to shareholders. The Company repurchased 341,664 shares of common stock at an average price of $36.42 per share during the first quarter of 2009. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At March 31, 2009, the Company had a total risk-based capital ratio of 14.87 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

The fifth strategy is to deliver the unparalleled customer experience. The Company delivers products and services through outstanding associates who are focused on a high-touch customer service model. The Company continues to hire key associates within the core segments that are focused on achieving our strategies through a high level of service.

Earnings Summary

The Company recorded consolidated net income of $22.6 million for the three-month period ended March 31, 2009, compared to $32.4 million for the same period a year earlier. This represents a 30.2 percent decrease over the three-month period ended March 31, 2008. Basic earnings per share for the first quarter of 2009 were $0.56 per share ($0.55 per share fully-diluted) compared to $0.79 per share ($0.78 per share fully-diluted) for the first quarter of 2008. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2009 were 0.89 and 9.23 percent, respectively, compared to 1.50 and 14.12 percent for the three-month period ended March 31, 2008. Within the recorded net income for the first quarter of 2008 is $8.3 million specific to the Company’s member ownership in Visa, Inc. and the related transactions which are described in the noninterest income and noninterest expense sections below.

Net interest income for the three month period ended March 31, 2009 increased 16.8 percent compared to the same period in 2008. The Company has increased average earning assets and net interest income in a declining rate environment. For the three month period ended March 31, 2009, average earning assets increased by $1.7 million, or 21.7 percent, compared to the same period in 2008. Net interest margin, on a tax-equivalent basis, decreased to 3.39 percent or an 11 basis point decline for the three months ended March 31, 2009, compared to 3.50 percent for the same period in 2008.

The provision for loan losses increased by $3.0 million for the three month period ended March 31, 2009, compared to the same period in 2008. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the increased provision, the allowance for loan losses as a percentage of total loans increased by 10 basis points to 1.25 percent as of March 31, 2009, compared to March 31, 2008. Management calculates a range in determining the appropriate level of allowance for loan losses. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2008 Annual Report on Form 10-K.

Noninterest income decreased by $16.1 million, or 18.9 percent, for the three-month period ended March 31, 2009, compared to the same period one year ago. For the three month period, the decreases are primarily due to decreases in trust and securities processing income and the impact from last year’s Visa Inc. transactions. These decreases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $7.4 million, or 7.5 percent, for the three-month period ended March 31, 2009, compared to the same period in 2008. For the three month period the increases were primarily due to increases in salaries and employee benefits, bankcard and the impact from last year’s Visa Inc. transactions. These increases were offset by decreasing expenses in marketing and business development, and processing fees. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended March 31, 2009, net interest income increased $10.8 million, or 16.8 percent, compared to the same period in 2008.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest spreads and net interest income. As illustrated on this table, net interest spread for the three months ended March 31, 2009 increased by 32 basis points and net interest margin decreased by 11 basis points compared to the same period in 2008. These results are primarily due to the interest-bearing liabilities repricing quicker than the earning assets, coupled with the contribution from noninterest-bearing demand deposits (free funds). For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.85 percent for the three-month period ended March 31, 2009 and 5.33 percent for the same period in 2008.

	Three Months Ended March 31,
	2009		2008
	Average Balance	Average Yield/ Rate	Average Balance	Average Yield/ Rate
Assets
Loans, net of unearned interest	$4,413,064	4.86%	$4,079,731	6.38%
Securities:
Taxable	3,685,760	3.20	2,394,220	4.61
Tax-exempt	853,703	5.18	766,409	5.21

Total securities	4,539,463	3.58	3,160,629	4.76
Federal funds and resell agreements	86,452	0.61	505,669	3.25
Interest-bearing due from banks	408,177	0.84	—	—
Trading	31,346	2.39	40,192	3.48

Total earning assets	9,478,502	4.02	7,786,221	5.50
Allowance for loan losses	(53,615)		(47,008)
Other assets	821,415		950,845

Total assets	$10,246,302		$8,690,058

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,197,118	1.08%	$4,344,963	2.59%
Federal funds and repurchase agreements	1,659,010	0.16	1,446,142	2.86
Borrowed funds	52,219	3.03	49,325	4.14

Total interest-bearing liabilities	6,908,347	0.87	5,840,430	2.67
Noninterest-bearing demand deposits	2,248,865		1,830,036
Other liabilities	96,252		97,964
Shareholders’ equity	992,838		921,628

Total liabilities and shareholders’ equity	$10,246,302		$8,690,058

Net interest spread		3.15%		2.83%
Net interest margin		3.39		3.50

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest free funds (total earning assets less interest-bearing liabilities) increased $624.4 million for the three-month period ended March 31, 2009 compared to the same period in 2008, the benefit from interest free funds declined by 43 basis points from the three months ended March 31, 2008.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2009 and 2008
	Volume	Rate	Total
Change in interest earned on:
Loans	$3,873	$(15,711)	$(11,838)
Securities:
Taxable	10,079	(8,420)	1,659
Tax-exempt	481	(75)	406
Federal funds sold and resell agreements	(635)	(3,322)	(3,957)
Interest-bearing due from banks	842	—	842
Trading	(47)	(97)	(144)

Interest income	14,593	(27,625)	(13,032)
Change in interest incurred on:
Interest-bearing deposits	2,238	(16,365)	(14,127)
Federal funds purchased and repurchase agreements	84	(9,706)	(9,622)
Other borrowed funds	21	(139)	(118)

Interest expense	2,343	(26,210)	(23,867)

Net interest income	$12,250	$(1,415)	$10,835

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2009	2008	Change
Average earning assets	$9,478,502	$7,786,221	$1,692,281
Interest-bearing liabilities	6,908,347	5,840,430	1,067,917

Interest-free funds	$2,570,155	$1,945,791	$624,364

Free funds ratio (free funds to earning assets)	27.12%	24.99%	2.13%

Tax-equivalent yield on earning assets	4.02%	5.50%	(1.48)%
Cost of interest-bearing liabilities	0.87	2.67	(1.80)

Net interest spread	3.15%	2.83%	0.32%
Benefit of interest free funds	0.24	0.67	(0.43)

Net interest margin	3.39%	3.50%	(0.11)%

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

Based on the factors above, management of the Company expensed $6.0 million related to the provision for loan losses for the three month period ended March 31, 2009, compared to $3.0 million for the same period in 2008. As illustrated in Table 3 below, the ALL increased to 1.25 percent of total loans as of March 31, 2009, compared to 1.15 percent of total loans as of the same period in 2008.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008. Net charge-offs were $4.3 million for the first three months of 2009, compared to $1.5 million for the same period in 2008. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Three Months Ended March 31,	Year Ended December 31, 2008
2009	2008
Allowance-January 1	$52,297	$45,986	$45,986
Provision for loan losses	6,000	3,000	17,850
Allowance of banks and loans acquired	—	—	216

Charge-offs:
Commercial	(1,594)	(153)	(4,281)
Consumer:
Bankcard	(2,879)	(1,696)	(8,092)
Other	(1,248)	(1,081)	(4,147)
Real estate	(249)	—	(61)

Total charge-offs	(5,970)	(2,930)	(16,581)

Recoveries:
Commercial	847	535	1,338
Consumer:
Bankcard	357	288	1,253
Other	474	588	2,220
Real estate	—	14	15

Total recoveries	1,678	1,425	4,826

Net charge-offs	(4,292)	(1,505)	(11,755)

Allowance-end of period	54,005	47,481	52,297

Average loans, net of unearned interest	$4,381,822	$4,062,219	$4,175,658
Loans at end of period, net of unearned interest	4,306,769	4,113,809	4,388,148
Allowance to loans at end of period	1.25%	1.15%	1.19%
Allowance as a multiple of net charge-offs	3.10	x	7.84	x	4.45	x
Net charge-offs to:
Provision for loan losses	71.53%	50.17%	65.86%
Average loans	0.40	0.15	0.28

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2009	2008	09-08	09-08
Trust and securities processing	$24,899	$31,231	$(6,332)	(20.27)%
Trading and investment banking	4,861	5,514	(653)	(11.84)
Service charges on deposit accounts	20,795	20,622	173	0.84
Insurance fees and commissions	1,570	1,140	430	37.72
Brokerage fees	2,352	2,094	258	12.32
Bankcard fees	10,947	10,721	226	2.11

Gains on sales of securities available for sale, net	42	382	(340)	(89.01)
Gain on mandatory redemption of Visa, Inc. class B common stock	—	8,875	(8,875)	(100.00)
Other	3,443	4,410	(967)	(21.93)

Total noninterest income	$68,909	$84,989	$(16,080)	(18.92)%

Fee-based, or noninterest income (summarized in Table 4), decreased by $16.1 million, or 18.9 percent, during the three months ended March 31, 2009, compared to the same period in 2008. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The decrease in these fees compared to the same period last year was primarily attributable to a $2.2 million, or 25.2 percent, decrease in fee income from UMB Scout Funds and a $3.5 million, or 29.2 percent, decrease in fund administration and custody services. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the UMB Scout Funds.

In the first quarter of 2008, an $8.9 million pre-tax gain was recognized on the mandatory partial redemption of the Company’s holdings of Class B shares of Visa, Inc. common stock. This redemption was part of the initial public offering of Visa, Inc.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2009	2008	09-08	09-08
Salaries and employee benefits	$57,996	$55,041	$2,955	5.37%%
Occupancy, net	8,144	7,647	497	6.50
Equipment	12,996	13,282	(286)	(2.15)
Supplies and services	5,377	5,862	(485)	(8.27)
Marketing and business development	3,191	3,890	(699)	(17.97)
Processing fees	7,004	7,676	(672)	(8.75)
Legal and consulting	1,548	1,103	445	40.34
Bankcard	3,957	2,857	1,100	38.50
Amortization of other intangible assets	976	721	255	35.37
Covered litigation provision	—	(4,023)	4,023	(100.00)
Other	5,455	5,170	285	5.51

Total noninterest expense	$106,644	$99,226	$7,418	7.48%

Noninterest expense increased by $7.4 million, or 7.5 percent, for the three months ended March 31, 2009 compared to the same period in 2008. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $3.0 million, or 5.4 percent, for the three months ended March 31, 2009, compared to the same period in 2008. These increases are primarily due to a $1.2 million increase in salaries, a $0.9 million increase in commissions and bonuses, and a $0.6 million increase in profit sharing for the three months ended March 31, 2009. These increases are directly correlated to the Company’s improved product delivery, improved financial performance during 2008 and the hiring of strategic personnel throughout the organization.

Marketing and business development decreased $0.7 million, or 18.0 percent, for the three months ended March 31, 2009, compared to the same period in 2008. These decreases are a direct result of several strategic campaigns initiated in 2008 designed to acquire new customers and assure existing customer confidence

Processing fees decreased $0.7 million, or 8.8 percent, for the three months ended March 31, 2009, compared to the same period in 2008. These decreases are due to decreased third-party custodian fees related to international transactions from mutual fund clients and fees paid by the advisor to third-party distributors of the UMB Scout Funds.

Bankcard expense increased $1.1 million, or 38.5 percent, for the three months ended March 31, 2009, compared to the same period in 2008. This change was primarily due to an increase in card administration fees.

During the first quarter of 2008, a $4.0 million reduction of the Visa, Inc. covered litigation provision was recorded. This reduction was a direct result of Visa Inc.’s funding of a litigation escrow account with funds from its initial public offering. As a member bank, the Company reduced this provision in relationship to the Company’s ownership proportion of Visa, Inc.

Income Tax Expense

The effective tax rate is 28.2 percent for the three months ended March 31, 2009, compared to 31.4 percent for the same period in 2008. The decrease in the effective tax rate is primarily attributable to tax-exempt income representing a larger percentage of total income in 2009 compared to 2008. During the first quarter of 2008, the Visa, Inc. transactions, as previously discussed, helped create a larger net income and thus, an increased income tax expense.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance of individual business segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2009 consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment
Commercial Banking & Lending	$6,740	$6,360
Payment and Technology Solutions	17,949	14,784
Banking Services	1,680	1,428
Consumer Services	456	2,536
Asset Management	5,418	7,190
Fund Services	1,357	4,274
Treasury and Other Adjustments	(2,126)	10,565

Total Consolidated Company	$31,474	$47,137

Commercial Banking and Lending’s net income before taxes for the first three months of 2009 increased $0.4 million, or 6.0 percent, to $6.7 million. The increase in net income was driven primarily by greater net interest income of $2.4 million due to higher loan volume. This increase was offset by increased noninterest expense of $0.9 million, or 10.4 percent, and a $1.0 million increase in provision for loan losses from 2008. The non-interest expense increase was mostly attributable to an increase in salaries and benefits. The increase in provision expense is primarily attributable to loan growth and the current economic environment. Management believes that income growth in this segment may be at a measured pace during 2009 given the weak economic environment.

Payment and Technology Solutions’ net income before taxes increased $3.2 million, or 21.4 percent, to $17.9 million for the three months ended March 31, 2009. The increase was primarily a result of a $3.5 million increase in net interest income as a result of increased deposit balances and enhanced margin in this segment. Noninterest income increased $0.2 million, or 1.2 percent, compared to 2008 due to continued growth in our healthcare services product segment. Noninterest expense increased $0.5 million, or 2.4 percent, compared to 2008 primarily from additional associates added, an increase in incentive payments, and base salary increases. Management anticipates this segment to be impacted by the weak economy via reductions in payment volumes; therefore, putting pressure on potential income growth.

Banking Services’ net income before taxes was $1.7 million for the first quarter of 2009. This was a $0.3 million increase from the first three months of 2008. The increase in net income before taxes was primarily attributable to an increase in noninterest income of $0.4 million and net interest margin of $0.3 million compared to 2008. This is offset by an increase in noninterest expense of $0.5 million compared to the first three months of 2008. Year to date average deposits in this segment from correspondent banking customers have increased approximately $40.0 million over 2008 due to economic uncertainly and a flight to safety. Bond trading activity was slightly higher in 2009 compared to 2008. As economic conditions remain uncertain, management expects bond underwriting and sales to be stable or increase slightly during the remainder of the year.

Consumer Services’ net income before taxes declined by $2.1 million to $0.5 million for the first three months in 2009 as compared to the same period in 2008. The primary driver of the decrease was increases in provision for loan losses and noninterest expenses, which was offset by growth in net interest margin. Provision for loan losses increased by $1.9 million primarily due to the increased chargeoffs in credit card loans; however, the chargeoffs are below industry averages. Noninterest expenses increased by $1.5 million due to the additions of new branches and increased processing expenses. Net interest margin increased by $1.3 million from growth in the small business customer base; and volume and interest margin expansion in the consumer credit card portfolio. Noninterest income was flat, primarily due to a reduction in return item revenue of $0.5 million, which is due to changes in consumer behavior in this economic environment.

Asset Management’s net income before taxes for the three months ended March 31, 2009 was $5.4 million, a decrease of $1.8 million, or 24.7 percent, from the same period in 2008. The decrease in net income before taxes was primarily attributable to decreases in noninterest income of $3.6 million, caused by the decline in assets under management due to market depreciation. Total assets under management declined $1.8 billion year over year, in spite of net inflows to the UMB Scout Funds of $750.0 million in the last 12 months. Noninterest expense increased $1.5 million due to increases in base salaries and benefits and increased commissions. During 2008, staff additions were made to the investment group to provide a greater breadth of knowledge in certain areas. This increase was partially offset by lower shareholder servicing and other administration fees related to the UMB Scout Funds resulting from the decreased asset base in the funds. Net flows to the equity and bond UMB Scout Funds were $247.0 million for the first quarter 2009 compared to net outflows of $200.0 million for the same period in 2008. The collective group of UMB Scout Funds relative overall performance was strong in 2008, leading to the continued strong flows from the bond and equity funds in the first quarter of 2009. Management will continue to focus sales efforts to increase net flows to the UMB Scout Funds. As noted above, the ability of the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management. The assets under management in this segment are diversified across multiple asset classes with approximately 30 percent in the international class, 34 percent in the fixed income class, 16 percent in the U.S. large capital class, 15 percent in the short term investment class, and 5 percent in the small and middle capital class. Management believes this diversification helps provide protection against significant market changes in any one asset class. The revenues of the corporate trust business remain strong as management continues to focus its growth efforts on this line of business.

Fund Services’ net income before taxes declined $2.9 million or 68.3 percent in 2009 as compared to the first three months of 2008, due to lower noninterest income, partially offset by lower noninterest expense. Net interest income remained flat compared to the same period in 2008. Deposits grew more than 50.0 percent to over $575.0 million in reaction to the extreme volatility of stock prices and increased redemptions. This was offset by lower net interest margins. Noninterest income was $3.6 million or 29.1 percent lower due largely to the impact of the market decline on asset based fees. Custody fee declines, largely related to declines in assets and international transaction volumes, accounted for over three-quarters of the decrease. Noninterest expense decreased $0.6 million, or 7.0 percent, compared to the first three months of 2008. Third party custodian fees related to international transactions from mutual fund clients decreased 73.0 percent, or $1.4 million, compared to the same period in 2008. That decline was offset by higher system related costs as well as increased salary and benefit expenses, reflecting higher base salaries and staffing additions to serve expanded client base.

The net loss before tax for the Treasury and Other Adjustments category was $2.1 million for the first three months of 2009, compared to net income before tax of $10.6 million for the same period in 2008. Included in this segment was the gain on the mandatory redemption of Visa class B common stock of $8.9 million and the reduction of the liability accrual related to the Company’s estimated share of Visa’s covered litigation recognized in 2008 for $4.0 million.

Balance Sheet Analysis

Total assets of the Company decreased $729.7 million as of March 31, 2009, compared to December 31, 2008 and increased $1.3 billion, or 14.7 percent, compared to March 31, 2008. The increase in total assets from March 2008 to March 2009 is a result of increased loan balances of $193.0 million, or 4.7 percent. Investment security balances including trading securities also increased $1.1 billion, or 35.3 percent. These asset balance increases are directly related to a corresponding increase in deposit balances between the same periods of $1.1 billion, or 17.4 percent. The decrease in total assets from December to March is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund deposits.

Total deposits and federal funds purchased and securities sold under agreement to repurchase also declined at March 31, 2009 compared to December 31, 2008. Deposits declined by $48.5 million, or 0.6 percent, from December to March and federal funds purchased and securities sold under agreement to repurchase decreased by $713.1 million, or 33.5 percent, from December to March. This decline in deposits and securities sold under agreement to repurchase is primarily driven by increased seasonal public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31, 2008
	2009	2008
Total assets	$10,246,858	$8,935,417	$10,976,596
Loans, net of unearned interest	4,306,769	4,113,809	4,388,148
Total investment securities	4,178,948	3,088,146	4,924,407
Interest-bearing due from banks	928,471	—	575,309
Total earning assets	9,446,816	7,801,593	10,092,545
Total deposits	7,676,813	6,536,932	7,725,326
Total borrowed funds	1,476,159	1,349,935	2,179,085

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have decreased $81.4 million, or 1.9 percent, compared to December 31, 2008 and increased $193.0 million, or 4.7 percent, at March 31, 2009 compared to March 31, 2008. The decrease from December 31, 2008 is primarily a result of a 3.2 percent decrease in commercial loans and a 9.3 percent decrease in consumer loans, offset by a 2.2 percent increase in real estate loans. The increase at March 31, 2009 compared to the same period in 2008 was primarily related to a $323.2 million increase in real estate loans offset by a $197.5 million decrease in consumer loans. During the third quarter of 2007, the Company made the decision to phase out its indirect loan portfolio. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff. The increase in real estate loans is driven by home equity loans.

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

Investment securities totaled $4.2 billion at March 31, 2009, compared to $3.1 billion at March 31, 2008, and $4.4 billion at December 31, 2008. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 44.2 percent, 48.8 percent, and 39.6 percent, respectively, of the earning assets as of March 31, 2009, December 31, 2008, and March 31, 2008. There were $4.0 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at March 31, 2009.

Investment securities had an average tax-equivalent yield of 3.58 percent for the first three months of 2009 compared to 4.76 percent for the same period in 2008, or a decrease of 82 basis points. The average life of the securities portfolio was 20.3 months at March 31, 2009 compared to 17.5 months at December 31, 2008 and 31.5 months at March 31, 2008. The decrease in average life from March 31, 2008 was related to a modest shortening of the portfolio due to shorter investments in the low interest rate environment. The average life will increase slightly in the first half of the year as there is an increase in public fund deposits and repurchase agreements as governmental units receive tax dollars. The Company generally offsets these short-term public fund deposits with short-term investments such as short-term agencies and reverse repurchase agreements. These seasonal deposits run off over the first half of the year.

Deposits and Borrowed Funds

Deposits decreased $48.5 million, or 0.6 percent, from December 31, 2008 to March 31, 2009 and increased $1.1 billion from March 31, 2008. Noninterest-bearing deposits increased $230.6 million and interest-bearing deposits decreased $275.6 million from December 31, 2008. Noninterest-bearing deposits increased $403.1 million and interest-bearing deposits increased $746.7 million from March 31, 2008. The increase in deposits from March 31, 2008 came primarily from our public funds, mutual fund processing and treasury management businesses, and personal savings accounts.

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

Borrowed funds decreased $702.9 million from December 31, 2008. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.4 billion at March 31, 2009, compared to $2.1 billion at December 31, 2008. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $985.0 million at March 31, 2009, compared to $974.8 million at December 31, 2008. The Company’s Board of Directors authorized, at its April 21, 2009 and April 22, 2008 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2009 and 2008, the Company acquired 341,664 shares and 485,064 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On April 21, 2009, the Board of Directors also declared a dividend of $0.175 per share. The dividend will be paid on July 1, 2009 to shareholders of record on June 11, 2009.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.93 percent and total capital ratio of 14.87 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
RATIOS	2009	2008
Return on average assets	0.89	1.50%
Return on average equity	9.23	14.12
Average equity to assets	9.69	10.61
Tier 1 risk-based capital ratio	13.93	13.75
Total risk-based capital ratio	14.87	14.61
Leverage ratio	8.10	9.05

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2009	2008
Earnings basic	$0.56	$0.79
Earnings diluted	0.55	0.78
Cash dividends	0.175	0.15
Dividend payout ratio	31.25%	18.99%
Book value	$24.19	$22.57

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2008.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of March 31, 2009 and 2008 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2009 Amount of change	March 31, 2008 Amount of change
200	$(1,261)	$(6,069)
100	(630)	(3,035)
Static	—	—
(100)	(3,596)	(131)
(200)	(7,192)	(261)

The Company is sensitive at March 31, 2009, to increases or decreases in rates. A decrease in interest rates will cause a decrease in net interest income. Increases in interest rates will cause smaller decreases in net interest income than in the declining rate environment. While the exposure is directionally similar to that of 2008, the exposure has decreased toward rising rates due to the Company having a greater percentage of interest income from shorter-term investment securities, and increased cash flows from longer-term investment securities compared to 2008. A primary contributor to the increased exposure to falling rates is that with short-term market interest rates being lower than in 2008 and at historically low levels, in some cases close to zero, a large portion of the Company’s liabilities have reached in effect a floor. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also required that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $36.5 million as of March 31, 2009 compared to $38.5 million as of December 31, 2008.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of March 31, 2009 and December 31, 2008.

Other Market Risk

The Company does not have material commodity price risks or derivative risks. The Company does have minimal foreign currency risk as a result of foreign exchange contracts. See Note 7 “Commitments, Contingencies and Guarantees” in the notes to the Condensed Consolidated Financial Statements.

Credit Risk Management

Credit risk represents the risk that a customer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, the Company centrally reviews loan requests to ensure the consistent application of the loan policy and standards. The Company has an internal loan review staff that operates independently of the affiliate banks. This review team performs periodic examinations of each bank’s loans for credit quality, documentation and loan administration. The respective regulatory authority of each affiliate bank also reviews loan portfolios.

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $9.6 million to $14.6 million at March 31, 2009, compared to March 31, 2008 and increased $5.8 million, compared to December 31, 2008.

The Company had $1.9 million of other real estate owned as of March 31, 2009 and 2008, compared to $1.6 million as of December 31, 2008. Loans past due more than 90 days totaled $6.7 million as of March 31, 2009, compared to $3.6 million at March 31, 2008 and $6.9 million as of December 31, 2008.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $140,000 of restructured loans at March 31, 2009, $143,000 at March 31, 2008 and $141,000 at December 31, 2008.

Table 10

LOAN QUALITY (dollars in thousands)

	March 31,				December 31, 2008
	2009		2008
Nonaccrual loans	$14,508		$4,911		$8,675
Restructured loans	140		143		141

Total nonperforming loans	14,648		5,054		8,816
Other real estate owned	1,905		1,380		1,558

Total nonperforming assets	$16,553		$6,434		$10,374

Loans past due 90 days or more	$6,658		$3,634		$6,923
Allowance for Loan Losses	54,005		47,481		52,297

Ratios
Nonperforming loans as a percent of loans	0.34%		0.12%		0.20%
Nonperforming assets as a percent of loans plus other real estate owned	0.38		0.16		0.24
Nonperforming assets as a percent of total assets	0.16		0.07		0.09
Loans past due 90 days or more as a percent of loans	0.15		0.09		0.16
Allowance for loan losses as a percent of loans	1.25		1.15		1.19
Allowance for loan losses as a multiple of nonperforming loans	3.69	x	9.39	x	5.93	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $4.1 billion of high-quality securities available for sale. Investment securities with a market value of $4.0 billion at March 31, 2009 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2009 was $3.2 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing and systems and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for ensuring that information the Company is required to report in its periodic SEC filings is recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2009.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2009	18,412	$39.46	18,412	1,894,211

February 1-February 28, 2009	54,107	38.09	54,107	1,840,104

March 1-March 31, 2009	269,145	35.87	269,145	1,570,959

Total	341,664	$36.42	341,664

On April 22, 2008 the Company announced a plan to repurchase up to two million shares of common stock. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. This plan terminated April 22, 2009. On April 21, 2009 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 21, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Senior Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)

Date: May 5, 2009