Form 10-Q
period 2009-06-30
UMB FINANCIAL CORP
filed 2009-08-05
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, UMB Financial Corporation had 40,614,927 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS

Loans:	$4,331,887	$4,388,148
Allowance for loan losses	(55,109)	(52,297)

Net loans	4,276,778	4,335,851

Loans held for sale	38,060	21,886

Investment securities:
Available for sale	3,826,390	4,815,072
Held to maturity (market value of $51,186 and $56,929, respectively)	48,757	49,350
Trading	38,023	38,480
Federal Reserve Bank stock and other	21,962	21,505

Total investment securities	3,935,132	4,924,407

Federal funds sold and securities purchased under agreements to resell	130,100	235,092
Interest-bearing due from banks	698,246	575,309
Cash and due from banks	359,469	423,599
Bank premises and equipment, net	220,280	226,790
Accrued income	61,076	64,513
Goodwill	123,627	104,924
Other intangibles	39,769	18,101
Other assets	72,589	46,124

Total assets	$9,955,126	$10,976,596

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,512,369	$2,383,454
Interest-bearing demand and savings	3,557,310	3,880,165
Time deposits under $100,000	784,535	789,375
Time deposits of $100,000 or more	819,795	672,332

Total deposits	7,674,009	7,725,326
Federal funds purchased and repurchase agreements	1,088,446	2,127,353
Short-term debt	35,996	15,807
Long-term debt	31,073	35,925
Accrued expenses and taxes	110,255	81,429
Other liabilities	23,363	15,945

Total liabilities	8,963,142	10,001,785

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,626,555 and 40,947,795 shares outstanding, respectively	55,057	55,057
Capital surplus	709,839	707,812
Retained earnings	529,448	502,073
Accumulated other comprehensive income	44,238	41,105
Treasury stock, 14,430,175 and 14,108,935 shares, at cost, respectively	(346,598)	(331,236)

Total shareholders’ equity	991,984	974,811

Total liabilities and shareholders’ equity	$9,955,126	$10,976,596

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans	$53,535	$58,710	$106,335	$123,351
Securities:
Taxable interest	25,818	25,329	54,935	52,792
Tax-exempt interest	7,168	6,591	14,188	13,205

Total securities income	32,986	31,920	69,123	65,997
Federal funds and resell agreements	50	1,375	181	5,463
Interest-bearing due from banks	942	—	1,787	—
Trading securities and other	194	335	362	646

Total interest income	87,707	92,340	177,788	195,457

INTEREST EXPENSE
Deposits	12,609	20,845	26,433	48,795
Federal funds and repurchase agreements	537	5,001	1,197	15,283
Short-term debt	—	65	—	157
Long-term debt	387	418	777	834

Total interest expense	13,533	26,329	28,407	65,069

Net interest income	74,174	66,011	149,381	130,388
Provision for loan losses	6,300	4,850	12,300	7,850

Net interest income after provision for loan losses	67,874	61,161	137,081	122,538

NONINTEREST INCOME
Trust and securities processing	28,635	33,132	53,534	64,363
Trading and investment banking	8,977	6,350	13,838	11,864
Service charges on deposits	21,135	20,935	41,929	41,557
Insurance fees and commissions	886	937	2,456	2,077
Brokerage fees	1,512	2,147	3,864	4,241
Bankcard fees	11,142	11,708	22,089	22,428
Gains on sale of securities available for sale, net	1,849	29	1,891	411
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	—	8,875
Other	3,187	3,750	6,632	8,161

Total noninterest income	77,323	78,988	146,233	163,977

NONINTEREST EXPENSE
Salaries and employee benefits	59,596	55,100	117,593	110,144
Occupancy, net	8,572	7,762	16,716	15,409
Equipment	11,998	13,188	24,994	26,471
Supplies and services	5,570	6,065	10,947	11,926
Marketing and business development	4,171	4,459	7,361	8,349
Processing fees	8,140	8,967	15,143	16,643
Legal and consulting	2,644	1,831	4,192	2,934
Bankcard	2,927	2,618	6,884	5,475
Amortization of other intangibles	1,495	733	2,471	1,454
Regulatory fees	7,908	720	9,635	1,276
Covered litigation provision	—	—	—	(4,023)
Other	5,859	4,922	9,587	9,536

Total noninterest expense	118,880	106,365	225,523	205,594

Income before income taxes	26,317	33,784	57,791	80,921
Income tax provision	7,290	10,060	16,163	24,841

NET INCOME	$19,027	$23,724	$41,628	$56,080

PER SHARE DATA
Net income - basic	$0.47	$0.58	$1.03	$1.37
Net income - diluted	0.47	0.58	1.02	1.36
Dividends	0.175	0.165	0.350	0.315

Weighted average shares outstanding	40,374,963	40,657,351	40,485,689	40,817,350

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - January 1, 2008	$55,057	$702,914	$430,824	$12,246	$(310,467)	$890,574

Comprehensive income
Net income	—	—	56,080	—	—	56,080
Change in unrealized gains on securities	—	—	—	327	—	327

Total comprehensive income						56,407
Cash dividends ($0.315 per share)	—	—	(12,906)	—	—	(12,906)
Purchase of treasury stock	—	—	—	—	(21,158)	(21,158)
Issuance of equity awards	—	(814)	—	—	954	140
Recognition of equity based compensation	—	2,020	—	—	—	2,020
Net tax benefit related to equity compensation plans	—	320	—	—	—	320
Sale of treasury stock	—	184	—	—	94	278
Exercise of stock options	—	512	—	—	826	1,338

Balance - June 30, 2008	$55,057	705,136	473,998	12,573	(329,751)	917,013

Balance - January 1, 2009	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811
Comprehensive income
Net income	—	—	41,628	—	—	41,628
Change in unrealized gains on securities	—	—	—	3,133	—	3,133

Total comprehensive income						44,761
Cash dividends ($0.35 per share)	—	—	(14,253)	—	—	(14,253)
Purchase of treasury stock	—	—	—	—	(17,298)	(17,298)
Issuance of equity awards	—	(1,263)	—	—	1,395	132
Recognition of equity based compensation	—	2,571	—	—	—	2,571
Net tax benefit related to equity compensation plans	—	169	—	—	—	169
Sale of treasury stock	—	221	—	—	106	327
Exercise of stock options	—	329	—	—	435	764

Balance – June 30, 2009	$55,057	$709,839	$529,448	$44,238	$(346,598)	$991,984

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net Income	$41,628	$56,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12,300	7,850
Depreciation and amortization	18,717	18,606
Deferred income tax expense	(3,843)	(45)
Net decrease (increase) in trading securities	457	(19,089)
Gains on sales of securities available for sale	(1,891)	(411)
Gains on sales of assets	(18)	(302)
Amortization of securities premiums, net of discount accretion	10,859	3,125
Originations of loans held for sale	(151,573)	(82,459)
Net gains on sales of loans held for sale	(890)	(427)
Proceeds from sales of loans held for sale	136,289	77,515
Issuance of equity awards	132	140
Equity based compensation	2,571	2,020
Decrease in covered litigation provision	—	(4,023)
Changes in:
Accrued income	3,437	3,342
Accrued expenses and taxes	381	(11,394)
Other assets and liabilities, net	2,525	(86,183)

Net cash provided by (used in) operating activities	71,081	(35,655)

Investing Activities
Proceeds from maturities of securities held to maturity	2,350	6,587
Proceeds from sales of securities available for sale	45,046	56,406
Proceeds from maturities of securities available for sale	2,141,450	1,656,259
Purchases of securities held to maturity	(2,808)	(7,910)
Purchases of securities available for sale	(1,201,056)	(1,244,469)
Net decrease (increase) in loans	44,472	(164,549)
Net decrease in fed funds sold and resell agreements	104,992	201,047
Net increase in interest-bearing balances due from other financial institutions	(87,078)	—
Net change in unsettled securities transactions	(10,231)	957
Purchases of bank premises and equipment	(8,288)	(7,678)
Net cash paid for acquisitions	(23,391)	(31,720)
Proceeds from sales of bank premises and equipment	557	414

Net cash provided by investing activities	1,006,015	465,344

Financing Activities
Net decrease in demand and savings deposits	(194,027)	(133,459)
Net increase (decrease) in time deposits	142,623	(61,924)
Net decrease in fed funds purchased and repurchase agreements	(1,038,907)	(530,613)
Net increase in short-term debt	20,189	181,625
Proceeds from long-term debt	—	1,200
Repayment of long-term debt	(4,852)	(2,783)
Cash dividends paid	(14,244)	(12,895)
Net tax benefit related to equity compensation plans	169	320
Proceeds from exercise of stock options and sales of treasury shares	1,091	1,616
Purchases of treasury stock	(17,298)	(21,158)

Net cash used in financing activities	(1,105,256)	(578,071)

Decrease in cash and due from banks	(28,160)	(148,382)
Cash and due from banks at beginning of period	887,559	806,600

Cash and due from banks at end of period	$859,399	$658,218

Supplemental Disclosures:
Income taxes paid	$22,269	$24,053
Total interest paid	29,803	71,148

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

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

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company has evaluated subsequent events through August 5, 2009 which is the date the financial statements were issued.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank, which are interest-bearing in 2009 and at December 31, 2008, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $499.9 million at June 30, 2009 and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $198.3 million at June 30, 2009. At December 31, 2008 the amount due from the Federal Reserve Bank totaled $464.0 million and the amounts due from certificates of deposit totaled $111.3 million.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 325,620 and 449,647 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2009 and 2008, respectively. Diluted year-to-date income per share includes the dilutive effect of 291,189 and 359,798 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2009 and 2008, respectively.

Options issued under employee benefit plans to purchase 473,771 shares of common stock were outstanding at June 30, 2009, but were not included in the computation of quarterly diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 791,984 shares of common stock were outstanding at June 30, 2009, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 194,428 shares of common stock were outstanding at June 30, 2008, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive. There were no anti-dilutive options in the computation of quarter-to-date diluted EPS at June 30, 2008.

3. New Accounting Pronouncements

Business Combinations In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) “Business Combinations”. The purpose of this statement is to improve the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also retains from the original pronouncement, SFAS No. 141, the requirement that the acquisition method (purchase method) be used in all business combinations and the guidance for identifying and recognizing intangible assets separately from goodwill. The Company adopted this statement on January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It eliminates the former minority interest presentation. This statement also requires that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company adopted this statement on January 1, 2009 with no effect on its financial position or results of operations.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April, 2009, the FASB issued Staff Position (FSP) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of SFAS No. 157 which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009 with no effect on its financial position or results of operations.

Interim Disclosures about Fair Value of Financial Instruments. In April, 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP relates to fair value disclosures for any financial instruments including those that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009 with no effect on its financial position or results of operations except for additional disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments. In April, 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP is intended to bring greater consistency to the timing of other-than-temporary impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP on April 1, 2009 with no effect on its financial position or results of operations.

Subsequent Events In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement identifies the period after the balance sheet date that transactions should be evaluated for potential recognition or disclosure. It further sets forth the circumstances under which transactions occurring after the balance sheet date should be recognized and the types of disclosure required. This Statement shall be effective for interim reporting periods ending after June 15, 2009. The Company adopted this standard in the second quarter of 2009 with no effect on its financial position or results of operations.

Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 to qualifying special-purpose entities. This Statement shall be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

Amendments to FASB Interpretation No. 46(R) In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). This Statement shall be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Commercial, financial, and agricultural	$2,053,357	$2,128,512
Real estate construction	98,791	89,960
Consumer	478,652	569,879
Real estate	1,692,768	1,589,902
Leases	8,319	9,895

Total loans	4,331,887	4,388,148
Loans held for sale	38,060	21,886

Total loans and loans held for sale	$4,369,947	$4,410,034

This table provides an analysis of the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning allowance – April 1 and January 1	$54,005	$47,481	$52,297	$45,986
Additions (deductions):
Charge-offs	(6,273)	(5,322)	(12,243)	(8,252)
Recoveries	1,077	1,092	2,755	2,517

Net charge-offs	(5,196)	(4,230)	(9,488)	(5,735)

Provision charged to expense	6,300	4,850	12,300	7,850

Ending allowance – June 30	$55,109	$48,101	$55,109	$48,101

Impaired loans under SFAS No. 114. SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans under SFAS No. 114 as of and for the six months ended June 30, 2009 and twelve months ended December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total impaired loans as of June 30 and December 31	$12,539	$7,582
Amount of impaired loans which have a related allowance	3,947	537
Amount of related allowance	1,960	225
Remaining impaired loans with no allowance	8,592	7,045
Average recorded investment in impaired loans during the period	11,148	5,958

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U.S. Treasury	$408,985	$6,196	$(17)	$415,164
U.S. Agencies	1,089,896	17,007	(314)	1,106,589
Mortgage-backed	1,370,854	32,639	(913)	1,402,580
State and political subdivisions	885,822	18,503	(2,268)	902,057

Total	$3,755,557	$74,345	$(3,512)	$3,826,390

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. Treasury	$456,183	$11,799	$(21)	$467,961
U.S. Agencies	2,216,866	24,330	(672)	2,240,524
Mortgage-backed	1,283,036	17,351	(1,384)	1,299,003
State and political subdivisions	793,171	15,241	(828)	807,584

Total	$4,749,256	$68,721	$(2,905)	$4,815,072

The following table presents contractual maturity information for securities available for sale at June 30, 2009 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$626,100	$632,221
Due after 1 year through 5 years	1,495,610	1,526,378
Due after 5 years through 10 years	242,168	244,262
Due after 10 years	20,825	20,949

Total	2,384,703	2,423,810
Mortgage-backed securities	1,370,854	1,402,580

Total securities available for sale	$3,755,557	$3,826,390

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2009, proceeds from the sales of securities available for sale were $45,046,000 compared to $56,406,000 for the same period in 2008. Securities transactions resulted in gross realized gains of $1,891,000 and $419,000 for the six months ended June 30, 2009 and 2008. The gross realized losses for the six months ended June 30, 2009 and 2008 were $0 and $8,000, respectively.

Trading Securities

The net unrealized gains on trading securities at June 30, 2009 and June 30, 2008 were $271,000 and $35,000 respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at June 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
State and political subdivisions	$48,757	$2,429	$—	$51,186

December 31, 2008
State and political subdivisions	$49,350	$7,579	$—	$56,929

The following table presents contractual maturity information for securities held to maturity at June 30, 2009 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$—	$—
Due after 1 year through 5 years	12,550	13,175
Due after 5 years through 10 years	13,004	13,652
Due after 10 years	23,203	24,359

Total securities held to maturity	$48,757	$51,186

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first six months of 2009 and 2008.

Securities available for sale with a market value of $3,477,989,000 at June 30, 2009, and $4,609,245,000 at December 31, 2008, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. (in thousands).

	Less than 12 months		12 months or more		Total
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury obligations	$10,357	$(17)	$—	$—	$10,357	$(17)
Direct obligations of U.S. government agencies	118,071	(314)	—	—	118,071	(314)
Federal agency mortgage backed securities	150,761	(913)	—	—	150,761	(913)
Municipal securities	140,594	(2,242)	1,456	(26)	142,050	(2,268)

Total temporarily-impaired debt securities available for sale	$419,783	$(3,486)	$1,456	$(26)	$421,239	$(3,512)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	351,561	(694)	—	—	351,561	(694)
Federal agency mortgage backed securities	202,893	(1,381)	1,230	(2)	204,123	(1,383)
Municipal securities	65,600	(788)	1,169	(40)	66,769	(828)

Total temporarily-impaired debt securities available for sale	$620,054	$(2,863)	$2,399	$(42)	$622,453	$(2,905)

The unrealized losses in the Company’s investments in direct obligations of U.S. government agencies, federal agency mortgage backed securities, and municipal securities were caused by interest rate risk. Because the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2009 and December 31, 2008 by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Commercial Banking and Lending	Fund Services	Total
Balances as of January 1, 2008	$31,375	$10,479	$37,149	$15,509	$94,512
Acquisition of The Citadel Bank	4,562	—	5,850	—	10,412

Balances as of December 31, 2008	$35,937	$10,479	$42,999	$15,509	$104,924

Balances as of January 1, 2009	$35,937	$10,479	$42,999	$15,509	$104,924
Acquisition of J.D. Clark & Co., Inc.	—	—	—	18,711	18,711
Acquisition of The Citadel Bank-adjustments	(3)	—	(5)	—	(8)

Balances as of June 30, 2009	$35,934	$10,479	$42,994	$34,220	$123,627

Following are the intangible assets that continue to be subject to amortization as of June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$36,497	$23,222	$13,275
Other intangible assets	9,151	6,225	2,926
Other intangible assets from the acquisition of J.D. Clark & Co., Inc.	23,278	567	22,711
Other intangible assets acquired during period	861	4	857

Total other intangible assets	33,290	6,796	26,494

Total intangible assets	$69,787	$30,018	$39,769

	As of December 31, 2008
Core deposit intangibles assets	$36,497	$21,922	$14,575
Other intangible assets	9,151	5,625	3,526

Total	$45,648	$27,547	$18,101

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Aggregate amortization expense	$1,495	$733	$2,471	$1,454

Estimated amortization expense of intangible assets on future years (in thousands):

For the six months ended December 31, 2009	$3,595
For the year ended December 31, 2010	6,792
For the year ended December 31, 2011	5,815
For the year ended December 31, 2012	4,752
For the year ended December 31, 2013	3,788

7. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three and six months ended June 30, 2009 and 2008 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Change in unrealized holding gains, net	$(1,657)	$(37,176)	$6,911	$938
Less: Reclassification adjustments for gains included in income	(1,849)	(29)	(1,891)	(411)

Net unrealized holding gains	(3,506)	(37,205)	5,020	527
Income tax benefit (expense)	1,268	13,642	(1,887)	(200)

Other comprehensive (loss) income	$(2,238)	$(23,563)	3,133	327

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

The following table summarizes the Company’s off-balance-sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30, 2009	December 31, 2008
Commitments to extend credit for loans (excluding credit card loans)	$1,863,525	$1,951,564
Commitments to extend credit under credit card loans	1,247,380	1,156,447
Commercial letters of credit	4,011	2,552
Standby letters of credit	269,085	288,699
Futures contracts	15,700	9,000
Forward foreign exchange contracts	5,508	11,060
Spot foreign exchange contracts	8,897	19,100

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

9. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services they provide. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on allocation methodologies in effect at June 30, 2009, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The following summaries provide information about the activities of each segment:

Commercial Banking and Lending serves the commercial lending and leasing as well as the capital market needs of the Company’s mid-market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides commercial loans and lines of credit, letters of credit, and loan syndication services. This segment provides consultative services and offers a variety of financing for companies that need non-traditional banking services. The services provided include asset-based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

Payment and Technology Solutions meets the treasury management and healthcare services needs of our commercial clients. Treasury management products and services include account reconciliation, automated clearing house, controlled disbursements, lockbox, foreign exchange, and various card products and services. Healthcare services include health savings account and flexible spending account products for healthcare providers, third-party administrators and large employers.

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

Asset Management provides a full spectrum of investment advisory, trust, and custody services to both personal and institutional clients of the Company, focusing on estate planning, trust, retirement planning and investment management and private banking services. The investment advisory services provided to the Company’s proprietary funds, the Scout Funds, are also included in this segment. Corporate trust services include serving as corporate and municipal bond trustee, serving as the paying agent/registrar for issued bonds and notes, and providing escrow services.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2009	2008	2009	2008
Net interest income	$20,580	$13,618	$19,731	$21,998
Provision for loan losses	3,179	2,142	161	46
Noninterest income	437	645	16,571	17,023
Noninterest expense	10,244	9,231	25,360	22,365

Income before income taxes	$7,594	$2,890	$10,781	$16,610

Average assets	$3,499,000	$3,186,000	$83,000	$97,000
Depreciation and amortization	346	455	2,264	2,656
Expenditures for additions to premises and equipment	68	107	355	512

	Banking Services		Consumer Services
	2009	2008	2009	2008
Net interest income	$1,354	$1,063	$26,606	$25,566
Provision for loan losses	—	—	2,929	2,634
Noninterest income	10,039	7,795	17,311	17,753
Noninterest expense	9,519	8,723	40,680	37,325

Income before income taxes	$1,874	$135	$308	$3,360

Average assets	$126,000	$124,000	$1,045,000	$1,157,000
Depreciation and amortization	345	398	4,251	4,173
Expenditures for additions to premises and equipment	27	48	3,002	3,109

	Asset Management		Fund Services
	2009	2008	2009	2008
Net interest income	$4,764	$2,178	$1,184	$1,598
Provision for loan losses	31	28	—	—
Noninterest income	19,870	24,482	11,505	12,531
Noninterest expense	21,302	19,165	11,422	10,804

Income before income taxes	$3,301	$7,467	$1,267	$3,325

Average assets	$174,000	$115,000	$65,000	$36,000
Depreciation and amortization	699	803	969	434
Expenditures for additions to premises and equipment	559	354	2,554	251

	Treasury and Other Adjustments		Total Consolidated Company
	2009	2008	2009	2008
Net interest income	$(45)	$(10)	$74,174	$66,011
Provision for loan losses	—	—	6,300	4,850
Noninterest income	1,590	(1,241)	77,323	78,988
Noninterest expense	353	(1,248)	118,880	106,365

Income (loss) before income taxes	$1,192	$(3)	$26,317	$33,784

Average assets	$5,013,000	$3,835,000	$10,005,000	$8,550,000
Depreciation and amortization	441	400	9,315	9,319
Expenditures for additions to premises and equipment	129	223	6,694	4,604

	Six Months Ended June 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2009	2008	2009	2008
Net interest income	$38,222	$28,909	$43,391	$42,128
Provision for loan losses	5,303	3,222	235	76
Noninterest income	868	1,139	33,144	33,395
Noninterest expense	20,219	18,134	47,579	44,061

Income before income taxes	$13,568	$8,692	$28,721	$31,386

Average assets	$3,478,000	$3,126,000	$82,000	$88,000
Depreciation and amortization	782	933	4,746	5,242
Expenditures for additions to premises and equipment	90	178	454	824

	Banking Services		Consumer Services
	2009	2008	2009	2008
Net interest income	$2,691	$2,092	$52,678	$50,324
Provision for loan losses	—	—	6,707	4,507
Noninterest income	19,166	16,478	34,820	35,234
Noninterest expense	18,304	17,007	79,281	74,620

Income before income taxes	$3,553	$1,563	$1,510	$6,431

Average assets	$92,000	$129,000	$1,061,000	$1,192,000
Depreciation and amortization	750	743	8,741	8,495
Expenditures for additions to premises and equipment	54	70	5,967	5,305

	Asset Management		Fund Services
	2009	2008	2009	2008
Net interest income	$10,018	$4,052	$2,447	$2,861
Provision for loan losses	55	45	—	—
Noninterest income	39,166	47,396	20,177	24,767
Noninterest expense	40,406	36,742	19,999	20,030

Income before income taxes	$8,723	$14,661	$2,625	$7,598

Average assets	$167,000	$106,000	$50,000	$35,000
Depreciation and amortization	1,495	1,582	1,322	816
Expenditures for additions to premises and equipment	842	603	2,586	310

	Treasury and Other Adjustments		Total Consolidated Company
	2009	2008	2009	2008
Net interest income	$(66)	$22	$149,381	$130,388
Provision for loan losses	—	—	12,300	7,850
Noninterest income	(1,108)	5,568	146,233	163,977
Noninterest expense	(265)	(5,000)	225,523	205,594

(Loss) Income before income taxes	$(909)	$10,590	$57,791	$80,921

Average assets	$5,195,000	$3,944,000	$10,125,000	$8,620,000
Depreciation and amortization	881	795	18,717	18,606
Expenditures for additions to premises and equipment	282	388	10,275	7,678

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	38,023	23,503	14,520	—
U.S. Treasury	415,164	415,164	—	—
U.S. Agencies	1,106,589	1,106,589	—	—
Mortgage-backed	1,402,580	—	1,402,580	—
State and political subdivisions	902,057	—	902,057	—

Available for sale securities	3,826,390	1,521,753	2,304,637	—

Total	3,864,413	1,545,256	2,319,157	—

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

Securities Available for Sale Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2009 and December 31, 2008. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair values at June 30, 2009 are significant to the Company’s consolidated financial position.

The estimated fair value of the Company’s financial instruments at June, 30, 2009 and December 31, 2008 are as follows (in millions):

	June 30 2009		December 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,187.8	$1,187.8	$1,234.0	$1,234.0
Securities available for sale	3,826.4	3,826.4	4,815.1	4,815.1
Securities held to maturity	48.8	51.2	49.4	56.9
Federal Reserve Bank and other stock	22.0	22.0	21.5	21.5
Trading securities	38.0	38.0	38.5	38.5
Loans (exclusive of allowance for loan loss)	4,369.9	4,451.6	4,410.0	4,458.1

FINANCIAL LIABILITIES
Demand and savings deposits	6,069.7	6,043.5	6,263.6	6,280.4
Time deposits	1,604.3	1,625.4	1,461.7	1,490.4
Federal funds and repurchase agreements	1,088.4	1,088.4	2,127.4	2,127.4
Short-term debt	36.0	36.0	15.8	15.8
Long-term debt	31.1	33.1	35.9	40.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		1.7		3.1
Commercial letters of credit		0.1		0.2
Standby letters of credit	269.1	0.8	288.7	1.8

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. The estimated market values have not been updated since June 30, 2009; therefore current estimates of fair value may differ significantly from the amounts presented above.

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

12. Acquisition

On May 7, 2009, UMB Fund Services, Inc., a subsidiary of UMB Financial Corporation, completed the purchase of 100 percent of the outstanding equity interests of J.D. Clark & Co., Inc. (J.D. Clark), a privately held, third-party fund service provider to alternative investment firms in a cash transaction. This acquisition will grow the Company’s fund servicing fee base and enhance the Company’s technology and servicing capabilities to alternative investment firms. J.D. Clark, with $18 billion in assets under administration will operate as a wholly-owned subsidiary of UMB Fund Services, Inc. J.D. Clark will retain its name and continue its operations from Ogden, Utah. Goodwill amounted to $18.7 million with the remaining purchase price allocated to $2.0 million in furniture, fixtures, and software and $1.2 million in accounts receivable. Identifiable intangible assets amounted to $23.3 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next four years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and six-month periods ended June 30, 2009. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to grow the Company’s fee-based businesses. Despite current economic pressures, the Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the second quarter of 2009, noninterest income decreased $1.7 million, or 2.1 percent, compared to the same period of 2008. The Company continues to emphasize its asset management, bankcard services, health care services, and payment and technology solutions businesses. During the second quarter of 2009, the decrease in noninterest income is attributable to lower trust and securities processing income. Trust and securities processing income decreased $4.5 million, or 13.6 percent, for the three months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily due to a $2.4 million, or 24.4 percent, decrease in fee income from Scout Funds and a $1.0 million, or 7.8 percent, decrease in fund administration and custody services. The Company also continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers.

The second strategy is a focus on net interest income through loan and deposit growth. During the second quarter of 2009, progress on this strategy was illustrated by an increase in net interest income of 12.4 percent from the previous year. Through the effects of increased volume and a low cost of funds in its balance sheet, the Company has increased net interest income in a declining rate environment. Average earning assets increased by $1.6 billion, or 21.6 percent, compared to the second quarter of 2008. This earning asset growth was attributable to an average securities growth, including trading securities, of $1.0 billion, or 32.4 percent, and an average loan growth of $295.3 million, or 7.1 percent. The average earning asset growth was funded with an increase in deposits of $1.3 billion, or 21.0 percent, since June 30, 2008.

The third strategy is a focus on improving operating efficiencies. At June 30, 2009, the Company had 136 branches. Repositioning and increasing utilization of our regional distribution network remains a priority. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total deposits growth previously discussed. The Company continues to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives. The Company also anticipates additional savings through technology solutions, such as remote deposit capture, which has already been rolled out to 48 branches thereby reducing or eliminating transportation costs for paper checks for those branches.

The fourth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth; analyze acquisition opportunities that make sense strategically, financially, operationally, and culturally; and focus on returning capital to shareholders. As evidence of this fact, during the second quarter the Company acquired J.D. Clark, an Ogden, Utah based third-party fund services provider. The Company repurchased 121,283 shares of common stock at an average price of $40.03 per share during the second quarter of 2009. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At June 30, 2009 the Company had $992.0 million in total shareholders’ equity. This is an increase of $17.2 million, or 1.8 percent, from total shareholders’ equity at December 31, 2008 of $974.8 million. At June 30, 2009, the Company had a total risk-based capital ratio of 14.35 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

The fifth strategy is to deliver the unparalleled customer experience. The Company delivers products and services through outstanding associates who are focused on a high-touch customer service model. The Company continues to hire key associates within the core segments that are focused on achieving our strategies through a high level of service. The Company’s associates exhibit pride, power, and passion each day to enable the Company to retain a strong customer base and focus on growing this base to obtain the financial results noted below.

Earnings Summary

The Company recorded consolidated net income of $19.0 million for the three-month period ended June 30, 2009, compared to $23.7 million for the same period a year earlier. This represents a 19.8 percent decrease over the three-month period ended June 30, 2008. Basic earnings per share for the second quarter of 2009 were $0.47 per share ($0.47 per share fully-diluted) compared to $0.58 per share ($0.58 per share fully-diluted) for the second quarter of 2008. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2009 were 0.76 and 7.66 percent, respectively, compared to 1.12 and 10.37 percent for the three-month period ended June 30, 2008.

The Company recorded consolidated net income of $41.6 million for the six-month period ended June 30, 2009, compared to $56.1 million for the same period a year earlier. This represents a 25.8 percent decrease over the six-month period ended June 30, 2008. Basic earnings per share for the six-month period ended June 30, 2009 were $1.03 per share ($1.02 per share fully-diluted) compared to $1.37 per share ($1.36 per share fully-diluted) for the period in 2008. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2009 were 0.83 and 8.44 percent, respectively, as compared to 1.31 and 12.25 percent for the same period in 2008.

Net interest income for the three and six-month periods ended June 30, 2009 increased $8.2 million, or 12.4 percent, and $19.0 million, or 14.6 percent, respectively, compared to the same period in 2008. These increases are primarily due to a higher volume of average earning assets. For the three-month period ended June 30, 2009, average earning assets increased by $1.6 billion, or 21.6 percent, and for the six-month period ended June 30, 2009, they increased by $1.7 billion, or 21.6 percent, compared to the same periods in 2008. Net interest margin, on a tax-equivalent basis, decreased to 3.42 percent and 3.41 percent for the three and six-months periods ended June 30, 2009, as compared to 3.71 percent and 3.60 percent for the same periods in 2008. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses increased by $1.5 million and $4.5 million for the three and six-month periods ended June 30, 2009, compared to the same periods in 2008. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the increased provision, the allowance for loan losses as a percentage of total loans increased by 10 basis points to 1.27 percent as of June 30, 2009, compared to June 30, 2008. Management calculates a range in determining the appropriate level of allowance for loan losses. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2008 Annual Report on Form 10-K.

Noninterest income decreased by $1.7 million, or 2.1 percent, for the three-month period ended June 30, 2009 and decreased by $17.7 million, or 10.8 percent, for the six-month period ended June 30, 2009, as compared to the same periods one year ago. These decreases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $12.5 million, or 11.8 percent, for the three-month period ended June 30, 2009, and increased by $19.9 million, or 9.7 percent, for the six-month period ended June 30, 2009, as compared to the same periods in 2008. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended June 30, 2009, net interest income increased $8.2 million, or 12.4 percent, compared to the same period in 2008. For the six-month period ended June 30, 2009, net interest income increased $19.0 million, or 14.6 percent, compared to the same period in 2008.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated on this table, net interest spread for the three months ended June 30, 2009 decreased by 4 basis points and net interest margin decreased by 29 basis points compared to the same period in 2008. Net interest spread for the six months ended June 30, 2009 increased by 14 basis points and net interest margin decreased by 19 basis points compared to the same period in 2008. These results are primarily due to the interest-bearing liabilities repricing quicker than the earning assets, coupled with the contribution from noninterest-bearing demand deposits (free funds). While the Company has experienced a decline in net interest margin over the same periods one year ago, its increase in volume of earning assets has led to an increase in net interest income. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.85 percent for the three-month period ended June 30, 2009 and 4.91 percent for the same period in 2008.

	Three Months Ended June 30,
	2009		2008
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,433,564	4.85%	$4,138,271	5.71%
Securities:
Taxable	3,224,646	3.21	2,349,393	4.34
Tax-exempt	894,669	4.99	762,667	5.29

Total securities	4,119,315	3.60	3,112,060	4.57
Federal funds and resell agreements	45,967	0.44	251,372	2.20
Interest-bearing due from banks	539,774	0.70	—	—
Trading	31,056	2.84	41,566	3.41

Total earning assets	9,169,676	4.01	7,543,269	5.11
Allowance for loan losses	(55,336)		(48,879)
Other assets	890,399		1,055,688

Total assets	$10,004,739		$8,550,078

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,149,419	0.98%	$4,311,905	1.94%
Federal funds and repurchase agreements	1,254,984	0.17	1,203,088	1.67
Borrowed funds	55,023	2.82	48,147	4.03

Total interest-bearing liabilities	6,459,426	0.84	5,563,140	1.90
Noninterest-bearing demand deposits	2,452,041		1,968,295
Other liabilities	97,302		98,652
Shareholders’ equity	995,970		919,991

Total liabilities and shareholders’ equity	$10,004,739		$8,550,078

Net interest spread		3.17%		3.21%
Net interest margin		3.42		3.71

	Six Months Ended June 30,
	2009		2008
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,423,369	4.85%	$4,109,000	6.04%
Securities:
Taxable	3,454,857	3.21	2,371,806	4.48
Tax-exempt	874,301	5.08	764,538	5.25

Total securities	4,329,158	3.59	3,136,344	4.66
Federal funds and resell agreements	66,097	0.55	378,522	2.90
Interest-bearing due from banks	473,480	0.76	—	—
Trading	31,200	2.62	40,879	3.44

Total earning assets	9,323,304	4.02	7,664,745	5.31
Allowance for loan losses	(54,479)		(47,943)
Other assets	856,635		1,003,266

Total assets	$10,125,460		$8,620,068

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,173,137	1.03%	$4,328,435	2.27%
Federal funds and repurchase agreements	1,455,881	0.17	1,324,614	2.32
Borrowed funds	53,629	2.92	48,736	4.09

Total interest-bearing liabilities	6,682,647	0.86	5,701,785	2.29
Noninterest-bearing demand deposits	2,351,013		1,899,165
Other liabilities	97,388		98,309
Shareholders’ equity	994,412		920,809

Total liabilities and shareholders’ equity	$10,125,460		$8,620,068

Net interest spread		3.16%		3.02%
Net interest margin		3.41		3.60

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest-free funds (total earning assets less interest-bearing liabilities) increased $730.1 million for the three-month period ended June 30, 2009 compared to the same period in 2008 and increased $677.7 million for the six-month period ended June 30, 2009 compared to the same period in 2008, the benefit from interest free funds declined by 25 basis points from the three months ended June 30, 2008, and declined by 33 basis points from the six months ended June 30, 2008, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2009 vs 2008			Six Months Ended June 30, 2009 vs 2008
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$3,619	(8,794)	$(5,175)	$7,477	$(24,493)	$(17,016)
Securities:
Taxable	7,044	(6,555)	489	17,143	(15,000)	2,143
Tax-exempt	1,259	(682)	577	1,804	(821)	983
Federal funds sold and resell agreements	(222)	(1,103)	(1,325)	(858)	(4,424)	(5,282)
Interest-bearing due from banks	942	—	942	1,787	—	1,787
Trading	(59)	(82)	(141)	(78)	(206)	(284)

Interest income	12,583	(17,216)	(4,633)	27,275	(44,944)	(17,669)
Change in interest incurred on:
Interest-bearing deposits	2,060	(10,296)	(8,236)	4,297	(26,659)	(22,362)
Federal funds purchased and repurchase agreements	22	(4,486)	(4,464)	108	(14,194)	(14,086)
Borrowed funds	48	(144)	(96)	70	(284)	(214)

Interest expense	2,130	(14,926)	(12,796)	4,475	(41,137)	(36,662)

Net interest income	$10,453	$(2,290)	$8,163	$22,800	$(3,807)	$18,993

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Average earning assets	$9,169,676	$7,543,269	$1,626,407	$9,323,304	$7,664,745	$1,658,559
Average interest-bearing liabilities	6,459,426	5,563,140	896,286	6,682,647	5,701,785	980,862

Average interest free funds	$2,710,250	$1,980,129	$730,121	$2,640,657	$1,962,960	$677,697

Free funds ratio (free funds to earning assets)	29.56%	26.25%	3.31%	28.32%	25.61%	2.71%

Tax-equivalent yield on earning assets	4.01	5.11	(1.10)%	4.02%	5.31%	(1.29)%
Cost of interest-bearing liabilities	0.84	1.90	(1.06)	0.86	2.29	(1.43)

Net interest spread	3.17%	3.21%	(0.04)%	3.16%	3.02%	0.14%
Benefit of interest-free funds	0.25	0.50	(0.25)	0.25	0.58	(0.33)

Net interest margin	3.42%	3.71%	(0.29)%	3.41%	3.60%	(0.19)%

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

Based on the factors above, management of the Company expensed $6.3 million and $12.3 million related to the provision for loan losses for the three and six-month periods ended June 30, 2009, compared to $4.9 million and $7.9 million for the same periods in 2008. As illustrated in Table 3 below, the ALL increased to 1.27 percent of total loans as of June 30, 2009, compared to 1.17 percent of total loans as of the same period in 2008.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008. Net charge-offs were $9.5 million for the first six months of 2009, compared to $5.7 million for the same period in 2008. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Six Months Ended June 30,	Year Ended December 31,
2009	2008	2008
Allowance-January 1	$52,297	$45,986	$45,986
Provision for loan losses	12,300	7,850	17,850
Allowance of banks and loans acquired	—	—	216

Charge-offs:
Commercial	(2,652)	(2,558)	(4,281)
Consumer:
Bankcard	(6,820)	(3,660)	(8,092)
Other	(2,522)	(2,034)	(4,147)
Real estate	(249)	—	(61)

Total charge-offs	(12,243)	(8,252)	(16,581)

Recoveries:
Commercial	1,138	707	1,338
Consumer:
Bankcard	676	577	1,253
Other	940	1,219	2,220
Real estate	1	14	15

Total recoveries	2,755	2,517	4,826

Net charge-offs	(9,488)	(5,735)	(11,755)

Allowance-end of period	55,109	48,101	52,297

Average loans, net of unearned interest	$4,389,597	$4,091,517	$4,175,658
Loans at end of period, net of unearned interest	4,331,887	4,106,078	4,388,148
Allowance to loans at end of period	1.27%	1.17%	1.19%
Allowance as a multiple of net charge-offs	2.88	x	4.17	x	4.45	x
Net charge-offs to:
Provision for loan losses	77.14%	73.06%	65.86%
Average loans	0.44	0.28	0.28

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based services are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based services provide the opportunity to offer multiple products, which management believes will more closely align the customer with the Company. The Company is currently emphasizing fee-based services, including trust and securities processing, bankcard, brokerage and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most share common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2009	2008	09-08	09-08
Trust and securities processing	$28,635	$33,132	$(4,497)	(13.57)%
Trading and investment banking	8,977	6,350	2,627	41.37
Service charges on deposits	21,135	20,935	200	0.96
Insurance fees and commissions	886	937	(51)	(5.44)
Brokerage fees	1,512	2,147	(635)	(29.58)
Bankcard fees	11,142	11,708	(566)	(4.83)
Gains on sale of securities available for sale, net	1,849	29	1,820	>100.00
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	—	—
Other	3,187	3,750	(563)	(15.01)

Total noninterest income	$77,323	$78,988	$(1,665)	(2.11)%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2009	2008	09-08	09-08
Trust and securities processing	$53,534	$64,363	$(10,829)	(16.82)%
Trading and investment banking	13,838	11,864	1,974	16.64
Service charges on deposits	41,929	41,557	372	0.90
Insurance fees and commissions	2,456	2,077	379	18.25
Brokerage fees	3,864	4,241	(377)	(8.89)
Bankcard fees	22,089	22,428	(339)	(1.51)
Gains on sale of securities available for sale, net	1,891	411	1,480	>100.00
Gain on mandatory redemption of Visa, Inc. class B common stock	—	8,875	(8,875)	(100.00)
Other	6,632	8,161	(1,529)	(18.74)

Total noninterest income	$146,233	$163,977	$(17,744)	(10.82)%

Fee-based, or noninterest income (summarized in Table 4), decreased by $1.7 million, or 2.1 percent, during the three months ended June 30, 2009, and decreased by $17.7 million, or 10.8 percent, during the six months ended June 30, 2009, compared to the same periods in 2008. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The decrease in these fees for the three and six-month periods compared to the same periods last year was primarily attributable to a decrease in fee income from Scout Funds and fund administration and custody services. Fee income from the Scout Funds for the three and six-month periods ended June 30, 2009 decreased by $2.4 million, or 24.4 percent, and by $4.7 million, or 24.8 percent, respectively. Fund administration and custody services fees for the three and six-month periods ended June 30, 2009, decreased by $1.0 million, or 7.8 percent, and $4.5 million, or 18.4 percent, respectively. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels, which lead to increased inflows into the Scout Funds.

Trading and investment banking fees increased by $2.6 million, or 41.4 percent, and by $2.0 million, or 16.6 percent, for the three and six months ended June 30, 2009, as compared the same periods one year ago. This activity is indicative of the dynamic rate environment and is predominately due to increased volume of bond and mutual fund trading.

In the first quarter of 2008 and impacting the six month periods comparison, an $8.9 million pre-tax gain was recognized on the mandatory partial redemption of the Company’s holdings of Class B shares of Visa, Inc. common stock. This redemption was part of the initial public offering of Visa, Inc.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2009	2008	09-08	09-08
Salaries and employee benefits	$59,596	$55,100	$4,496	8.16%
Occupancy, net	8,572	7,762	810	10.44
Equipment	11,998	13,188	(1,190)	(9.02)
Supplies and services	5,570	6,065	(495)	(8.16)
Marketing and business development	4,171	4,459	(288)	(6.46)
Processing fees	8,140	8,967	(827)	(9.22)
Legal and consulting	2,644	1,831	813	44.40
Bankcard	2,927	2,618	309	11.80
Amortization of other intangibles	1,495	733	762	>100.00
Regulatory fees	7,908	720	7,188	>100.00
Covered litigation provision	—	—	—	—
Other	5,859	4,922	937	19.04

Total noninterest expense	$118,880	$106,365	$12,515	11.77%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2009	2008	09-08	09-08
Salaries and employee benefits	$117,593	$110,144	$7,449	6.76%
Occupancy, net	16,716	15,409	1,307	8.48
Equipment	24,994	26,471	(1,477)	(5.58)
Supplies and services	10,947	11,926	(979)	(8.21)
Marketing and business development	7,361	8,349	(988)	(11.83)
Processing fees	15,143	16,643	(1,500)	(9.01)
Legal and consulting	4,192	2,934	1,258	42.88
Bankcard	6,884	5,475	1,409	25.74
Amortization of other intangibles	2,471	1,454	1,017	69.94
Regulatory fees	9,635	1,276	8,359	>100.00
Covered litigation provision	—	(4,023)	4,023	(100.00)
Other	9,587	9,536	51	0.53

Total noninterest expense	$225,523	$205,594	$19,929	9.69%

Noninterest expense increased by $12.5 million, or 11.8 percent, for the three months ended June 30, 2009, and by $19.9 million, or 9.7 percent, for the six months ended June 30, 2009, compared to the same period in 2008. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $4.5 million, or 8.2 percent, for the three months ended June 30, 2009, and by $7.4 million, or 6.8 percent, for the six months ended June 30, 2009, compared to the same period in 2008. These increases are primarily due to a $3.9 million and $6.0 million increase in salaries for the three and six-month periods ended June 30, 2009, respectively. These increases are directly correlated to the Company’s solid financial performance and the hiring of strategic personnel throughout the organization.

Regulatory fees increased $7.2 million and $8.4 million for the three and six-month periods ended June 30, 2009, compared to the same period in 2008. The increases in both periods represent changes significantly greater than 100 percent and are a direct result of increased deposit insurance assessment rates from the Federal Deposit Insurance Corporation (FDIC) and a special assessment levied during the second quarter of 2009.

During the first quarter of 2008 and impacting the six month periods comparison, a $4.0 million reduction of the Visa, Inc. covered litigation provision was recorded. This reduction was a direct result of Visa Inc.’s funding of a litigation escrow account with funds from its initial public offering. As a member bank, the Company reduced this provision in relationship to the Company’s ownership proportion of Visa, Inc.

Income Tax Expense

The effective tax rate is 28.0 percent for the six months ended June 30, 2009, compared to 30.7 percent for the same period in 2008. The decrease in the effective tax rate is primarily attributable to tax-exempt income representing a larger percentage of pre-tax earnings in 2009 compared to 2008. The first quarter of 2008 includes the one-time tax impact from the gain on the mandatory redemption of Visa stock.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance of individual business segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2009, consistent with SFAS

No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment
Commercial Banking & Lending	$7,594	$2,890	$13,568	$8,692
Payment and Technology Solutions	10,781	16,610	28,721	31,386
Banking Services	1,874	135	3,553	1,563
Consumer Services	308	3,360	1,510	6,431
Asset Management	3,301	7,467	8,723	14,661
Fund Services	1,267	3,325	2,625	7,598
Treasury and Other Adjustments	1,192	(3)	(909)	10,590

Total Consolidated Company	$26,317	$33,784	57,791	80,921

Commercial Banking and Lending’s net income before taxes for the first six months of 2009 increased $4.9 million, or 56.1 percent, to $13.6 million. The increase in net income was driven primarily by greater net interest income of $9.3 million due to higher loan volume and enhanced yields in this segment. This increase was offset by an increase in noninterest expense of $2.1 million, or 11.5 percent, and a $2.1 million increase in provision for loan losses from 2008. The non-interest expense increase was mostly attributable to an increase in salaries and benefits related to the addition of sales officers. The increase in provision expense is primarily attributable to loan growth and the current economic environment. Management believes that income growth in this segment will be at a measured pace during the second half of 2009 given the weak economic environment.

Payment and Technology Solutions’ net income before taxes decreased $2.7 million, or 8.5 percent, to $28.7 million for the first six months of 2009. Net interest income increased by $1.3 million, or 3.0%, as a result of increased deposit balances in this segment. Noninterest expense increased $3.5 million, or 8.0 percent, compared to 2008 primarily from an increase in FDIC assessment rates and the special assessment levied on banks during the second quarter. Smaller increases in salaries and benefits also contributed to the increase. Management anticipates this segment to be negatively impacted by the weak economy via payment volumes continuing to be at below normal levels, putting pressure on potential income growth.

Banking Services’ net income before taxes was $3.6 million for the six months ended June 30, 2009. This was a $2.0 million increase from the first half of 2008. The increase in net income before taxes was primarily attributable to an increase in noninterest income of $2.7 million and net interest margin of $0.6 million compared to 2008. The revenue increase is a result of increased bond trading income from both increased volume and margin. This is offset by an increase in noninterest expense of $1.3 million compared to the first six months of 2008, mainly due to increased incentives for increased sales production. Year-to-date average deposits in this segment from correspondent banking customers have increased approximately $48 million over 2008 due to economic uncertainty and a flight to safety. As economic conditions remain uncertain and rates continue to remain at historic lows, management expects institutional fixed income sales to remain at a high level. However tightened margins in the municipal bond market will put some downward pressure on revenue growth for the remainder of 2009.

Consumer Services’ net income before taxes declined by $4.9 million to $1.5 million for the first six months in 2009 as compared to the same period in 2008. Several drivers contributed to this decrease. The most significant driver was FDIC assessment rate increases and the special assessment levied on banks during the second quarter. Provision for loan losses also increased over 2008 by $2.2 million, reflecting the general industry trend in credit card charge-offs. The Company’s credit card chargeoffs continue to trend significantly below industry averages. Noninterest expense increased $4.7 million over 2008 primarily due to increased allocated processing expenses. Net interest margin increased $2.4 million from decreased funding costs on liabilities. Asset yields decreased as well but at a slower rate than the cost of funds. Noninterest income was slightly lower with a decrease of $0.4 million from 2008. Loan fees have increased as consumer mortgage activity has been strong during the first half of 2009. These increases were offset with a reduction in return item revenue which is due to changes in consumer behavior in the current economic environment.

Asset Management’s net income before taxes for the six months ended June 30, 2009 was $8.7 million, a decrease of $5.9 million, or 40.5 percent, from the same period in 2008. The decrease in net income before taxes was primarily attributable to decreases in noninterest income of $8.2 million, caused by the decline in assets under management due to market depreciation. Total assets under management declined $1.3 billion year over year despite net inflows to the Scout Funds of $650.0 million in the last 12 months and strong sales results from other managed accounts. An increase in noninterest expense of $3.7 million was partially offset by an increase in net interest margin of $5.9 million, due to the success of the Private Banking division with increased deposits and loans. Noninterest expense increased due to increases in base salaries and benefits and increased commissions. During the first half of the year, 13 staff additions were made to the high net worth sales and service teams in this segment. The increase in noninterest expense was partially offset by lower shareholder servicing and other administration fees related to the Scout Funds resulting from the decreased asset base in the funds. The Scout Funds continue to have strong flows, specifically from the bond and equity funds in the first half of 2009. Net flows to the equity and bond Scout Funds were $465.0 million for the first half of 2009. Management will continue to focus sales efforts to increase net flows to the Scout Funds. As noted above, the ability of the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management. The assets under management in this segment are diversified across multiple asset classes with approximately 36 percent in the international class, 30 percent in the fixed income class, 18.0 percent in the U.S. large capitalization class, 10 percent in the short term investment class, and 6.0 percent in the small and middle capitalization class. Management believes this diversification helps provide protection against significant market changes in any one asset class. The revenues of the corporate trust business remain steady as management continues to focus its growth efforts on this line of business.

Fund Services’ net income before taxes declined $5.0 million, or 65.5 percent, in 2009 as compared to the first six months of 2008, due to lower noninterest income, reduced net interest margin and increased noninterest expense. Noninterest income was $4.6 million, or 18.5 percent, lower due to the impact of the market decline on asset based fees. The decline was offset in part by the acquisition of J.D. Clark in May 2009, adding approximately $1.7 million in new fees during the second quarter. Custody fee decreases, largely related to reductions in assets and international custody transactions, accounted for the majority of the decrease. Noninterest income increased $2.8 million compared to the first quarter of 2009, reflecting improved asset-based fees and the addition of J.D. Clark. Net interest income declined 14.5 percent compared to the same period in 2008 due to lower rates. This decline occurred despite deposit growth of more than 35.0 percent as funds increased cash holdings in reaction to market volatility and performance. Noninterest expense was virtually flat compared to the first six months of 2008. Third party custodian fees related to international transactions decreased dramatically, compared to the same period in 2008. That decline was offset by the addition of J.D. Clark operating costs, as well as higher system costs, higher FDIC expense, and increased salary and benefit expenses.

The net loss before tax for the Treasury and Other Adjustments category was $0.9 million for the first six months of 2009, compared to net income before tax of $10.6 million for the same period in 2008. Included in this segment in 2008 was the gain on the mandatory redemption of Visa class B common stock of $8.9 million and the reduction of the liability accrual related to the Company’s estimated share of Visa’s covered litigation recognized in 2008 for $4.0 million.

Balance Sheet Analysis

Total assets of the Company as of June 30, 2009 decreased $1.0 billion compared to December 31, 2008 and increased $1.1 billion, or 13.0 percent, compared to June 30, 2008. The increase in total assets from June 2008 to June 2009 is a result of increased loan balances of $225.8 million, or 5.4 percent. Investment securities balances including trading securities also increased $898.3 million, or 29.6 percent. These asset balance increases are directly related to a corresponding increase in deposit balances between the same periods of $1.3 billion, or 20.7 percent. The decrease in total assets from December to June is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund repurchase agreements and deposits.

Total deposits and federal funds purchased and securities sold under agreement to repurchase also declined at June 30, 2009 compared to December 31, 2008. Deposits declined by $51.3 million, or 0.7 percent, from December to June and federal funds purchased and securities sold under agreement to repurchase decreased by $1.0 billion, or 48.8 percent, from December to June. This decline in deposits and securities sold under agreement to repurchase is primarily driven by increased seasonal public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2009	2008	2008
Total assets	$9,955,126	$8,806,522	$10,976,596
Loans, net of unearned interest	4,331,887	4,106,078	4,388,148
Total investment securities	3,935,132	3,036,809	4,924,407
Interest-bearing due from banks	698,246	—	575,309
Total earning assets	9,078,316	7,623,362	10,092,545
Total deposits	7,674,009	6,355,419	7,725,326
Total borrowed funds	1,155,515	1,453,963	2,179,085

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have decreased $56.3 million, or 1.3 percent, compared to December 31, 2008 and increased $225.8 million, or 5.4 percent, at June 30, 2009 compared to June 30, 2008. The decrease from December 31, 2008 is primarily a result of a 3.5 percent decrease in commercial loans and a 16.0 percent decrease in consumer loans, offset by a 6.5 percent increase in real estate loans. The increase at June 30, 2009 compared to June 30, 2008 was primarily related to a $317.3 million increase in real estate loans offset by a $183.0 million decrease in consumer loans. The increase in real estate loans is driven by home equity loans and commercial real estate loans. The decrease in consumer loans is related to a reduction in indirect loans. During the third quarter of 2007, the Company made the decision to phase out its indirect loan portfolio. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Securities

The Company’s securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a potential source of liquidity, the securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. The Company maintains strong liquidity levels while investing in only high-grade securities. The securities portfolio generates the Company’s second largest component of interest income.

Investment securities totaled $3.9 billion at June 30, 2009, compared to $3.0 billion at June 30, 2008, and $4.9 billion at December 31, 2008. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 43.3 percent, 48.8 percent, and 39.8 percent, respectively, of the earning assets as of June 30, 2009, December 31, 2008, and June 30, 2008. There were $3.5 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at June 30, 2009.

Investment securities had an average tax-equivalent yield of 3.59 percent for the first six months of 2009 compared to 4.66 percent for the same period in 2008, or a decrease of 107 basis points. The average life of the securities portfolio was 25.7 months at June 30, 2009 compared to 17.5 months at December 31, 2008 and 32.3 months at June 30, 2008. The decrease in average life from June 30, 2008 was related to a modest shortening of the portfolio due to shorter investments in the low interest rate environment. The most significant reason for the increase in average life from December 31, 2008 was the increased number of extremely short-term discount notes held at December 31, 2008. These short-term securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period.

Deposits and Borrowed Funds

Deposits decreased $51.3 million, or 0.7 percent, from December 31, 2008 to June 30, 2009 and increased $1.3 billion from June 30, 2008. Noninterest-bearing deposits increased $128.9 million and interest-bearing deposits decreased $180.2 million from December 31, 2008. Noninterest-bearing deposits increased $424.1 million and interest-bearing deposits increased $894.4 million from June 30, 2008. The increase in deposits from June 30, 2008 came primarily from our public funds, mutual fund processing and treasury management businesses, and personal savings accounts.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund services in order to attract and retain additional core deposits. Management believes a strong core deposit composition is one of the Company’s key competencies given its competitive product mix.

Borrowed funds decreased $1.0 billion from December 31, 2008. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.1 billion at June 30, 2009, compared to $2.1 billion at December 31, 2008. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

Capital and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position. This promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. Higher levels of liquidity bear corresponding costs measured in terms of lower yields on short-term and more liquid earning assets and higher expenses for extended liability maturities. Management manages capital for each subsidiary based upon the subsidiary’s respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $992.0 million at June 30, 2009, compared to $974.8 million at December 31, 2008. The Company’s Board of Directors authorized, at its April 21, 2009 and April 22, 2008 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the six months ended June 30, 2009 and 2008, the Company acquired 462,947 shares and 536,834 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On July 21, 2009, the Board of Directors declared a dividend of $0.175 per share. The dividend will be paid on October 1, 2009 to shareholders of record on September 10, 2009.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.40 percent and total capital ratio of 14.35 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2009	2008	2009	2008
Return on average assets	0.76%	1.12%	0.83%	1.31%
Return on average equity	7.66	10.37	8.44	12.25
Average equity to assets	9.95	10.76	9.82	10.68
Tier 1 risk-based capital ratio	13.40	14.01	13.40	14.01
Total risk-based capital ratio	14.35	14.88	14.35	14.88
Leverage ratio	8.01	10.14	8.01	10.14

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2009	2008	2009	2008
Earnings basic	$0.47	$0.58	$1.03	$1.37
Earnings diluted	0.47	0.58	1.02	1.36
Cash dividends	0.175	0.165	0.35	0.315
Dividend payout ratio	37.23%	29.31%	33.98%	23.36%
Book value	$24.42	$22.40	$24.42	$22.40

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and reviewed by the Company’s Board of Directors. The FMC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. The Company does not use hedges or swaps to manage interest rate risk except for limited use of futures contracts to offset interest rate risk on certain securities held in its trading portfolio.

Overall, the Company manages interest rate sensitivity by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of June 30, 2009 and 2008 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2009 Amount of change	June 30, 2008 Amount of change
200	$3,909	$(3,986)
100	2,317	(1,993)
Static	—	—
(100)	(9,480)	1,017
(200)	(17,357)	2,034

The Company is asset sensitive at June 30, 2009 to increases or decreases in rates. Gradual increases in interest rates could cause increases in net interest income while a gradual decrease in interest rates could cause a decrease in net interest income. The Company is sensitive to rising rates due to the Company having a greater percentage of interest income from shorter-term investment securities, and increased cash flows from longer-term investment securities compared to 2008. A primary contributor to the negative exposure to falling rates is that with short-term market interest rates being lower than in 2008 and at historically low levels, in some cases close to zero, a large portion of the Company’s liabilities have reached in effect a floor. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

Repricing Mismatch Analysis

The Company also evaluates its interest rate sensitivity position in an attempt to maintain a balance between the amount of interest-bearing assets and interest-bearing liabilities that are expected to mature or reprice at any point in time. While a traditional repricing mismatch analysis (“gap analysis”) provides a snapshot of interest rate risk, it does not take into consideration that assets and liabilities with similar repricing characteristics may not in fact reprice at the same time or the same degree. Also, it does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $38.0 million as of June 30, 2009 compared to $38.5 million as of December 31, 2008.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of June 30, 2009 and December 31, 2008.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $5.9 million to $14.1 million at June 30, 2009, compared to June 30, 2008 and increased $5.3 million, compared to December 31, 2008. This increase is related to the general effects of the continued downturn in the economy.

The Company had $3.9 million of other real estate owned as of June 30, 2009 compared to $1.4 million as of June 30, 2008 and $1.6 million as of December 31, 2008. Loans past due more than 90 days totaled $6.8 million as of June 30, 2009, compared to $5.7 million at June 30, 2008 and $6.9 million as of December 31, 2008.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $139,000 of restructured loans at June 30, 2009, $143,000 at June 30, 2008 and $141,000 at December 31, 2008.

Table 10

LOAN QUALITY (dollars in thousands)

	June 30,				December 31,
	2009		2008		2008
Nonaccrual loans	$13,984		$8,049		$8,675
Restructured loans	139		143		141

Total nonperforming loans	14,123		8,192		8,816
Other real estate owned	3,859		1,381		1,558

Total nonperforming assets	$17,982		$9,573		$10,374

Loans past due 90 days or more	$6,833		$5,724		$6,923
Allowance for Loan Losses	55,109		48,101		52,297

Ratios
Nonperforming loans as a percent of loans	0.33%		0.20%		0.20%
Nonperforming assets as a percent of loans plus other real estate owned	0.41		0.23		0.24
Nonperforming assets as a percent of total assets	0.18		0.11		0.09
Loans past due 90 days or more as a percent of loans	0.16		0.14		0.16
Allowance for loan losses as a percent of loans	1.27		1.17		1.19
Allowance for loan losses as a multiple of nonperforming loans	3.90	x	5.87	x	5.93	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $3.8 billion of high-quality securities available for sale. Investment securities with a market value of $3.5 billion at June 30, 2009 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2009 was $3.4 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2009.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 22, 2009	5,575	$45.97	5,575	1,935,688

April 23-April 30, 2009	7,105	46.19	7,105	1,992,895

May 1-May 31, 2009	6,864	46.36	6,864	1,986,031

June 1-June 30, 2009	101,739	38.84	101,739	1,884,292

Total	121,283	$40.03	121,283

On April 22, 2008 the Company announced a plan to repurchase up to two million shares of common stock. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. This plan terminated April 22, 2009. On April 21, 2009 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 21, 2010. The Company has not made any repurchases other than through these plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on April 21, 2009. Proxies for the meeting were solicited pursuant to Regulation 14 of the Exchange Act, and there was no solicitation in opposition to management’s nominees listed in the proxy statement. At the meeting, the following proposals were considered:

1.	The following five Class III directors were approved to serve until the annual meeting in 2012.

Directors	For	Withheld
Class III
J. Mariner Kemper	37,366,125	552,500
John H. Mize, Jr.	37,485,600	433,025
Thomas D. Sanders	37,462,108	456,517
L. Joshua Sosland	37,322,942	595,683

The following directors will continue in office
Class II – Terms expiring in 2011
Theodore M. Armstrong
Kevin C. Gallagher
Greg M. Graves
Paul Uhlmann III
Thomas J. Wood III

Class I – Terms expiring in 2010
David R. Bradley
Peter J. deSilva
Terrance P. Dunn
Alexander C. Kemper
Kris A. Robbins

2.	The Audit Committee’s retention of Deloitte & Touche LLP to serve as the Company’s independent auditors and to examine and audit the consolidated financial statements of the Company for the fiscal year 2009 was ratified.

For	37,625,517
Against	126,352
Abstain	166,755

3.	A shareholder proposal to eliminate classification of terms of the Company’s Board of Directors to require that all directors stand for election annually was disapproved.

For	17,355,688
Against	17,916,529
Abstain	245,214
Broker non-votes	2,401,194

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Stock purchase agreement between the Company and Jeffrey D. Clark, Bonnie J. Clark, Michelle Jenson, Chad J. Allen, Jerry A. Wright, and Jill L. Calton dated May 7, 2009.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Chief Accounting Officer and Corporate Controller

Date: August 5, 2009