Form 10-Q
period 2009-09-30
UMB FINANCIAL CORP
filed 2009-11-05
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, UMB Financial Corporation had 40,405,672 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2009	December 31, 2008

ASSETS
Loans:	$4,314,977	$4,388,148
Allowance for loan losses	(58,812)	(52,297)

Net loans	4,256,165	4,335,851

Loans held for sale	19,410	21,886
Investment securities:
Available for sale	4,385,619	4,815,072
Held to maturity (market value of $49,736 and $56,929, respectively)	46,881	49,350
Trading	46,487	38,480
Federal Reserve Bank stock and other	23,609	21,505

Total investment securities	4,502,596	4,924,407

Federal funds sold and securities purchased under agreements to resell	103,954	235,092
Interest-bearing due from banks	539,357	575,309
Cash and due from banks	288,422	423,599
Bank premises and equipment, net	217,491	226,790
Accrued income	64,804	64,513
Goodwill	125,739	104,924
Other intangibles	40,528	18,101
Other assets	77,030	46,124

Total assets	$10,235,496	$10,976,596

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,594,635	$2,383,454
Interest-bearing demand and savings	3,657,651	3,880,165
Time deposits under $100,000	781,196	789,375
Time deposits of $100,000 or more	856,707	672,332

Total deposits	7,890,189	7,725,326
Federal funds purchased and repurchase agreements	1,146,676	2,127,353
Short-term debt	20,336	15,807
Long-term debt	32,358	35,925
Accrued expenses and taxes	119,659	81,429
Other liabilities	12,650	15,945

Total liabilities	9,221,868	10,001,785

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,409,389 and 40,947,795 shares outstanding, respectively	55,057	55,057
Capital surplus	711,373	707,812
Retained earnings	546,370	502,073
Accumulated other comprehensive income	56,324	41,105
Treasury stock, 14,647,341 and 14,108,935 shares, at cost, respectively	(355,496)	(331,236)

Total shareholders’ equity	1,013,628	974,811

Total liabilities and shareholders’ equity	$10,235,496	$10,976,596

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

INTEREST INCOME
Loans	$54,478	$59,208	$160,813	$182,559
Securities:
Taxable interest	25,455	25,419	80,395	78,211
Tax-exempt interest	7,554	6,357	21,742	19,561

Total securities income	33,009	31,776	102,137	97,772
Federal funds and resell agreements	48	1,948	229	7,411
Interest-bearing due from banks	1,181	—	2,965	—
Trading securities and other	210	442	570	1,089

Total interest income	88,926	93,374	266,714	288,831

INTEREST EXPENSE
Deposits	12,223	22,339	38,656	71,133
Federal funds and repurchase agreements	446	4,275	1,643	19,558
Short-term debt	—	27	—	184
Long-term debt	361	435	1,138	1,270

Total interest expense	13,030	27,076	41,437	92,145

Net interest income	75,896	66,298	225,277	196,686
Provision for loan losses	8,300	4,500	20,600	12,350

Net interest income after provision for loan losses	67,596	61,798	204,677	184,336

NONINTEREST INCOME
Trust and securities processing	32,630	31,530	86,164	95,892
Trading and investment banking	6,787	2,919	20,625	14,783
Service charges on deposits	20,598	22,624	62,527	64,180
Insurance fees and commissions	1,255	1,355	3,710	3,432
Brokerage fees	1,629	2,189	5,493	6,430
Bankcard fees	11,671	10,456	33,760	32,884
Gain on sale of securities transfer product, net	—	1,090	—	1,090
Gains on sale of securities available for sale, net	3,306	2,829	5,198	3,240
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	—	8,875
Other	2,642	4,129	9,273	12,292

Total noninterest income	80,518	79,121	226,750	243,098

NONINTEREST EXPENSE
Salaries and employee benefits	60,193	57,187	177,786	167,331
Occupancy, net	8,982	8,542	25,698	23,952
Equipment	11,187	13,461	36,181	39,932
Supplies and services	4,787	6,254	15,734	18,180
Marketing and business development	4,036	4,976	11,397	13,325
Processing fees	9,659	8,535	24,803	25,178
Legal and consulting	2,763	2,097	6,954	5,030
Bankcard	3,615	3,103	10,498	8,578
Amortization of other intangibles	1,847	804	4,318	2,258
Regulatory fees	3,036	639	12,672	1,916
Covered litigation provision	—	—	—	(4,023)
Other	5,152	4,255	14,738	13,791

Total noninterest expense	115,257	109,853	340,779	315,448

Income before income taxes	32,857	31,066	90,648	111,986
Income tax provision	8,859	9,297	25,022	34,138

NET INCOME	$23,998	$21,769	$65,626	$77,848

PER SHARE DATA
Net income - basic	$0.60	$0.54	$1.62	$1.91
Net income - diluted	0.59	0.53	1.61	1.89
Dividends	0.175	0.170	0.525	0.480

Weighted average shares outstanding	40,240,293	40,659,564	40,402,992	40,764,371

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance - January 1, 2008	$55,057	$702,914	$430,824	$12,246	$(310,467)	$890,574

Comprehensive income
Net income	—	—	77,848	—	—	77,848
Change in unrealized gains on securities	—	—	—	2,077	—	2,077

Total comprehensive income						79,925
Cash dividends ($0.480 per share)	—	—	(19,660)	—	—	(19,660)
Purchase of treasury stock	—	—	—	—	(22,574)	(22,574)
Issuance of equity awards	—	(814)	—	—	954	140
Recognition of equity based compensation	—	3,174	—	—	—	3,174
Net tax benefit related to equity compensation plans	—	367	—	—	—	367
Sale of treasury stock	—	289	—	—	131	420
Exercise of stock options	—	654	—	—	1,068	1,722

Balance - September 30, 2008	$55,057	706,584	$489,012	$14,323	$(330,888)	$934,088

Balance - January 1, 2009	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811
Comprehensive income
Net income	—	—	65,626	—	—	65,626
Change in unrealized gains on securities	—	—	—	15,219	—	15,219

Total comprehensive income						80,845
Cash dividends ($0.525 per share)	—	—	(21,329)	—	—	(21,329)
Purchase of treasury stock	—	—	—	—	(26,331)	(26,331)
Issuance of equity awards	—	(1,263)	—	—	1,395	132
Recognition of equity based compensation	—	3,948	—	—	—	3,948
Net tax benefit related to equity compensation plans	—	187	—	—	—	187
Sale of treasury stock	—	314	—	—	159	473
Exercise of stock options	—	375	—	—	517	892

Balance – September 30, 2009	$55,057	$711,373	$546,370	$56,324	$(355,496)	$1,013,628

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,

	2009	2008

Operating Activities
Net Income	$65,626	$77,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	20,600	12,350
Depreciation and amortization	27,943	28,184
Deferred income tax benefit	(7,088)	(1,753)
Net decrease (increase) in trading securities	(8,007)	6,719
Gains on sales of securities available for sale	(5,198)	(3,240)
Gains on sales of assets	(18)	(202)
Amortization of securities premiums, net of discount accretion	18,269	1,737
Originations of loans held for sale	(202,768)	(110,558)
Net gains on sales of loans held for sale	(1,269)	(591)
Proceeds from sales of loans held for sale	206,513	103,502
Issuance of equity awards	132	140
Equity based compensation	3,948	3,174
Decrease in covered litigation provision	—	(4,023)
Changes in:
Accrued income	(291)	1,835
Accrued expenses and taxes	8,701	(9,787)
Other assets and liabilities, net	18	(6,690)

Net cash provided by operating activities	127,111	98,645

Investing Activities
Proceeds from sales of securities available for sale	2,603,346	2,228,041
Proceeds from maturities of securities available for sale	89,517	110,340
Proceeds from maturities of securities held to maturity	4,923	7,498
Purchases of securities held to maturity	(5,505)	(17,807)
Purchases of securities available for sale	(2,278,875)	(2,564,206)
Net decrease (increase) in loans	56,978	(284,093)
Net decrease in fed funds sold and resell agreements	131,138	257,588
Net increase in interest-bearing balances due from other financial institutions	(189,238)	—
Purchases of bank premises and equipment	(13,758)	(13,346)
Net cash paid for acquisitions	(26,290)	(33,037)
Proceeds from sales of bank premises and equipment	1,437	1,067

Net cash provided by (used in) investing activities	373,673	(307,955)

Financing Activities
Net increase (decrease) in demand and savings deposits	(11,420)	682,022
Net increase (decrease) in time deposits	176,196	(151,676)
Net decrease in fed funds purchased and repurchase agreements	(980,677)	(548,745)
Net increase (decrease) in short-term debt	4,529	(15,098)
Proceeds from long-term debt	2,000	4,200
Repayment of long-term debt	(5,567)	(3,425)
Cash dividends paid	(21,322)	(19,654)
Net tax benefit related to equity compensation plans	187	367
Proceeds from exercise of stock options and sales of treasury shares	1,365	2,142
Purchases of treasury stock	(26,331)	(22,574)

Net cash used in financing activities	(861,040)	(72,441)

Decrease in cash and due from banks	(360,256)	(281,751)
Cash and due from banks at beginning of period	887,559	806,600

Cash and due from banks at end of period	$527,303	$524,849

Supplemental Disclosures:
Income taxes paid	$25,627	$36,067
Total interest paid	41,158	99,773

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

The Company has evaluated subsequent events through November 5, 2009, which is the date the financial statements were issued.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank, which are interest-bearing in 2009 and at December 31, 2008, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $238.9 million at September 30, 2009 and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $300.5 million at September 30, 2009. At December 31, 2008 the amount due from the Federal Reserve Bank totaled $464.0 million and the amounts due from certificates of deposit totaled $111.3 million.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 323,413 and 504,335 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2009 and 2008, respectively. Diluted year-to-date income per share includes the dilutive effect of 319,453 and 415,982 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2009 and 2008, respectively.

Options issued under employee benefit plans to purchase 784,904 shares of common stock were outstanding at September 30, 2009, but were not included in the computation of quarterly and year-to-date diluted EPS because the options were anti-dilutive. There were no anti-dilutive options outstanding at September 30, 2008.

3. New Accounting Pronouncements

Business Combinations In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) “Business Combinations” or Accounting Standards Codification (ASC) 805. The purpose of this statement is to improve the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also retains from the original pronouncement, SFAS No. 141, the requirement that the acquisition method (purchase method) be used in all business combinations and the guidance for identifying and recognizing intangible assets separately from goodwill. The Company adopted this statement on January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51” or ASC 810. This statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It eliminates the former minority interest presentation. This statement also requires that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company adopted this statement on January 1, 2009 with no effect on its financial position or results of operations.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly In April 2009, the FASB issued Staff Position (FSP) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” or ASC 820. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of SFAS No. 157 which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP shall be effective for interim reporting periods ending after September 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009 with no effect on its financial position or results of operations.

Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or ASC 820. This FSP relates to fair value disclosures for any financial instruments including those that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009 with no effect on its financial position or results of operations except for additional disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” or ASC 320. This FSP is intended to bring greater consistency to the timing of other-than-temporary impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP on April 1, 2009 with no effect on its financial position or results of operations.

Subsequent Events In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” or ASC 855. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement identifies the period after the balance sheet date that transactions should be evaluated for potential recognition or disclosure. It further sets forth the circumstances under which transactions occurring after the balance sheet date should be recognized and the types of disclosure required. This Statement shall be effective for interim reporting periods ending after June 15, 2009. The Company adopted this standard in the second quarter of 2009 with no effect on its financial position or results of operations.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” or ASC 860. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 to qualifying special-purpose entities. This Statement shall be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

Amendments to FASB Interpretation No. 46(R) In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” or ASC 810, which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). This Statement shall be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Commercial, financial, and agricultural	$2,000,530	$2,128,512
Real estate construction	97,978	89,960
Consumer	450,624	569,879
Real estate	1,757,930	1,589,902
Leases	7,915	9,895

Total loans	4,314,977	4,388,148
Loans held for sale	19,410	21,886

Total loans and loans held for sale	$4,334,387	$4,410,034

This table provides an analysis of the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Beginning allowance – July 1 and January 1	$55,109	$48,101	$52,297	$45,986
Additions (deductions):
Charge-offs	(5,663)	(3,383)	(17,905)	(11,635)
Recoveries	1,066	1,210	3,820	3,727

Net charge-offs	(4,597)	(2,173)	(14,085)	(7,908)

Provision charged to expense	8,300	4,500	20,600	12,350

Ending allowance – September 30	$58,812	$50,428	$58,812	$50,428

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Impaired loans Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans as of and for the nine months ended September 30, 2009 and twelve months ended December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Total impaired loans as of September 30 and December 31	$20,546	$7,582
Amount of impaired loans which have a related allowance	5,321	537
Amount of related allowance	2,377	225
Remaining impaired loans with no allowance	15,225	7,045
Average recorded investment in impaired loans during the period	13,498	5,958

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2009
U.S. Treasury	$423,703	$5,463	$—	$429,166
U.S. Agencies	1,250,529	13,299	(106)	1,263,722
Mortgage-backed	1,658,494	41,851	(791)	1,699,554
State and political subdivisions	963,059	30,269	(151)	993,177

Total	$4,295,785	$90,882	$(1,048)	$4,385,619

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2008
U.S. Treasury	$456,183	$11,799	$(21)	$467,961
U.S. Agencies	2,216,866	24,330	(672)	2,240,524
Mortgage-backed	1,283,036	17,351	(1,384)	1,299,003
State and political subdivisions	793,171	15,241	(828)	807,584

Total	$4,749,256	$68,721	$(2,905)	$4,815,072

The following table presents contractual maturity information for securities available for sale at September 30, 2009 (in thousands):

	Amortized Cost	Fair Value

Due in 1 year or less	$592,728	$599,485
Due after 1 year through 5 years	1,768,343	1,800,225
Due after 5 years through 10 years	256,582	266,091
Due after 10 years	19,638	20,264

Total	2,637,291	2,686,065
Mortgage-backed securities	1,658,494	1,699,554

Total securities available for sale	$4,295,785	$4,385,619

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2009, proceeds from the sales of securities available for sale were $89,517,000 compared to $109,904,000 for the same period in 2008. Securities transactions resulted in gross realized gains of $5,198,000 and $3,168,000 for the nine months ended September 30, 2009 and 2008. The gross realized losses for the nine months ended September 30, 2009 and 2008 were $0 and $15,000, respectively.

Trading Securities

The net unrealized gains on trading securities at September 30, 2009 and September 30, 2008 were $293,000 and $191,000 respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$46,881	$2,855	$—	$49,736

December 31, 2008
State and political subdivisions	$49,350	$7,579	$—	$56,929

The following table presents contractual maturity information for securities held to maturity at September 30, 2009 (in thousands):

	Amortized Cost	Fair Value

Due in 1 year or less	$—	$—
Due after 1 year through 5 years	11,726	12,440
Due after 5 years through 10 years	12,661	13,432
Due after 10 years	22,494	23,864

Total securities held to maturity	$46,881	$49,736

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first nine months of 2009 and 2008.

Securities available for sale with a market value of $4,247,511,000 at September 30, 2009, and $4,609,245,000 at December 31, 2008, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. (in thousands).

September 30, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Direct obligations of U.S. government agencies	$114,988	$(106)	$—	$—	$114,988	$(106)
Federal agency mortgage backed securities	96,095	(791)	—	—	96,095	(791)
Municipal securities	16,319	(149)	833	(2)	17,152	(151)

Total temporarily-impaired debt securities available for sale	$227,402	$(1,046)	$833	$(2)	$228,235	$(1,048)

December 31, 2008	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Direct obligations of U.S. government agencies	$351,561	$(694)	$—	$—	$351,561	$(694)
Federal agency mortgage backed securities	202,893	(1,381)	1,230	(2)	204,123	(1,383)
Municipal securities	65,600	(788)	1,169	(40)	66,769	(828)

Total temporarily-impaired debt securities available for sale	$620,054	$(2,863)	$2,399	$(42)	$622,453	$(2,905)

The unrealized losses in the Company’s investments in direct obligations of U.S. government agencies, federal agency mortgage backed securities, and municipal securities were caused by interest rate risk. Because the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2009 and December 31, 2008 by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Commercial Banking and Lending	Fund Services	Total
Balances as of January 1, 2008	$31,375	$10,479	$37,149	$15,509	$94,512
Acquisition of The Citadel Bank	4,562	—	5,850	—	10,412

Balances as of December 31, 2008	$35,937	$10,479	$42,999	$15,509	$104,924

Balances as of January 1, 2009	$35,937	$10,479	$42,999	$15,509	$104,924
Acquisition of J.D. Clark & Co., Inc.	—	—	—	19,476	19,476
Other goodwill acquired during period	1,347	—	—	—	1,347
Other	(3)	—	(5)	—	(8)

Balances as of September 30, 2009	$37,281	$10,479	$42,994	$34,985	$125,739

On May 7, 2009, UMB Fund Services, Inc., a subsidiary of UMB Financial Corporation, completed the purchase of 100 percent of the outstanding equity interests of J.D. Clark & Co., Inc. (J.D. Clark), a privately held, third-party fund service provider to

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

alternative investment firms in a cash transaction. J.D. Clark, with $18 billion in assets under administration will operate as a wholly-owned subsidiary of UMB Fund Services, Inc. J.D. Clark will retain its name and continue its operations from Ogden, Utah. Goodwill amounted to $18.7 million with the remaining purchase price allocated to $2.0 million in furniture, fixtures, and software and $1.2 million in accounts receivable. Identifiable intangible assets amounted to $23.3 million. The identifiable intangible assets consist of a $22.0 million customer list and a $1.3 million non-compete agreement. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next four years.

Following are the intangible assets that continue to be subject to amortization as of September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles assets	$36,497	$23,848	$12,649
Other intangible assets	9,151	6,518	2,633
Other intangible assets from the acquisition of J.D. Clark & Co., Inc.	24,831	1,424	23,407
Other intangible assets acquired during period	1,913	74	1,839

Total other intangible assets	35,895	8,016	27,879

Total intangible assets	$72,392	$31,864	$40,528

	As of December 31, 2008

Core deposit intangibles assets	$36,497	$21,922	$14,575
Other intangible assets	9,151	5,625	3,526

Total	$45,648	$27,547	$18,101

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Aggregate amortization expense	$1,847	$804	$4,318	$2,258

Estimated amortization expense of intangible assets on future years (in thousands):

For the three months ended December 31, 2009	$1,836
For the year ended December 31, 2010	7,016
For the year ended December 31, 2011	6,027
For the year ended December 31, 2012	4,922
For the year ended December 31, 2013	3,969

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

7. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three and nine months ended September 30, 2009 and 2008 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Change in unrealized holding gains, net	$22,310	$5,624	$29,222	$6,562
Less: Reclassification adjustments for gains included in income	(3,306)	(2,829)	(5,198)	(3,240)

Net unrealized holding gains	19,004	2,795	24,024	3,322
Income tax expense	(6,918)	(1,045)	(8,805)	(1,245)

Other comprehensive income	$12,086	$1,750	$15,219	$2,077

8. Commitments, Contingencies and Guarantees

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, futures contracts, forward foreign exchange contracts and spot foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments. Many of the commitments expire without being drawn upon; therefore, the total amount of these commitments does not necessarily represent the future cash requirements of the Company.

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

The following table summarizes the Company’s off-balance-sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30, 2009	December 31, 2008

Commitments to extend credit for loans (excluding credit card loans)	$1,894,594	$1,951,564
Commitments to extend credit under credit card loans	1,291,076	1,156,447
Commercial letters of credit	2,887	2,552
Standby letters of credit	279,698	288,699
Futures contracts	17,500	9,000
Forward foreign exchange contracts	7,251	11,060
Spot foreign exchange contracts	847	19,100

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

9. Business Segment Reporting

The Company has strategically aligned its operations into six major segments, as shown below (collectively, “Business Segments”). The Business Segments are differentiated based on the products and services they provide. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on allocation methodologies in effect at September 30, 2009, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

The following summaries provide information about the activities of each segment:

Commercial Banking and Lending serves the commercial lending and leasing needs as well as the capital market needs of the Company’s mid-market businesses and governmental entities by offering various products and services. The commercial loan and leasing group provides commercial loans and lines of credit, letters of credit, and loan syndication services. This segment provides consultative services and offers a variety of financing for companies that need non-traditional banking services. The services provided include asset-based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2009	2008	2009	2008

Net interest income	$22,798	$13,769	$19,652	$20,731
Provision for loan losses	4,972	1,895	349	46
Noninterest income	434	589	16,788	17,428
Noninterest expense	10,364	10,350	22,633	23,318

Income before income taxes	$7,896	$2,113	$13,458	$14,795

Average assets	$3,470,000	$3,239,000	$80,000	$88,000
Depreciation and amortization	346	467	2,121	2,767
Expenditures for additions to premises and equipment	532	146	2,081	931

	Banking Services		Consumer Services
	2009	2008	2009	2008

Net interest income	$1,337	$1,124	$26,837	$25,925
Provision for loan losses	—	—	2,930	2,546
Noninterest income	6,695	6,369	17,461	19,139
Noninterest expense	7,527	8,369	40,353	38,955

Income (loss) before income taxes	$505	$(876)	$1,015	$3,563

Average assets	$63,000	$97,000	$1,002,000	$1,125,000
Depreciation and amortization	384	461	3,798	4,078
Expenditures for additions to premises and equipment	(45)	174	1,127	2,844

	Asset Management		Fund Services
	2009	2008	2009	2008

Net interest income	$4,079	$2,501	$1,169	$2,260
Provision for loan losses	49	13	—	—
Noninterest income	21,949	24,296	14,109	11,177
Noninterest expense	22,699	20,113	12,897	9,849

Income before income taxes	$3,280	$6,671	$2,381	$3,588

Average assets	$175,000	$146,000	$110,000	$38,000
Depreciation and amortization	828	876	1,344	432
Expenditures for additions to premises and equipment	732	441	1,301	326

	Treasury and Other Adjustments		Total Consolidated Company
	2009	2008	2009	2008

Net interest income	$24	$(12)	$75,896	$66,298
Provision for loan losses	—	—	8,300	4,500
Noninterest income	3,082	123	80,518	79,121
Noninterest expense	(1,216)	(1,101)	115,257	109,853

Income before income taxes	$4,322	$1,212	$32,857	$31,066

Average assets	$4,948,000	$3,885,000	$9,848,000	$8,618,000
Depreciation and amortization	484	418	9,305	9,499
Expenditures for additions to premises and equipment	(258)	806	5,470	5,668

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Nine Months Ended September 30,
	Commercial Banking and Lending		Payment and Technology Solutions
	2009	2008	2009	2008

Net interest income	$61,020	$42,678	$63,042	$62,859
Provision for loan losses	10,275	5,117	584	121
Noninterest income	1,302	1,729	49,932	50,823
Noninterest expense	30,583	28,485	70,211	67,380

Income before income taxes	$21,464	$10,805	$42,179	$46,181

Average assets	$3,478,000	$3,167,000	$81,000	$88,000
Depreciation and amortization	1,127	1,400	6,867	8,009
Expenditures for additions to premises and equipment	622	323	2,535	1,755

	Banking Services		Consumer Services
	2009	2008	2009	2008

Net interest income	$4,029	$3,216	$79,498	$76,249
Provision for loan losses	—	—	9,637	7,054
Noninterest income	25,860	22,847	52,282	54,373
Noninterest expense	25,831	25,376	119,634	113,573

Income before income taxes	$4,058	$687	$2,509	$9,995

Average assets	$82,000	$118,000	$1,034,000	$1,163,000
Depreciation and amortization	1,134	1,204	12,459	12,972
Expenditures for additions to premises and equipment	9	244	7,094	8,149

	Asset Management		Fund Services
	2009	2008	2009	2008

Net interest income	$14,114	$6,552	$3,616	$5,122
Provision for loan losses	104	58	—	—
Noninterest income	61,114	71,693	34,286	35,942
Noninterest expense	63,105	56,855	32,896	29,879

Income before income taxes	$12,019	$21,332	$5,006	$11,185

Average assets	$170,000	$119,000	$70,000	$36,000
Depreciation and amortization	2,323	2,458	2,666	1,247
Expenditures for additions to premises and equipment	1,574	1,044	3,887	635

	Treasury and Other Adjustments		Total Consolidated Company
	2009	2008	2009	2008

Net interest income	$(42)	$10	$225,277	$196,686
Provision for loan losses	—	—	20,600	12,350
Noninterest income	1,974	5,691	226,750	243,098
Noninterest expense	(1,481)	(6,100)	340,779	315,448

Income before income taxes	$3,413	$11,801	$90,648	$111,986

Average assets	$5,116,000	$3,928,000	$10,031,000	$8,619,000
Depreciation and amortization	1,367	1,214	27,943	28,504
Expenditures for additions to premises and equipment	24	1,196	15,745	13,346

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

Assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	46,487	27,705	18,782	—

U.S. Treasury	429,166	429,166	—	—
U.S. Agencies	1,263,722	1,263,722	—	—
Mortgage-backed	1,699,554	—	1,699,554	—
State and political subdivisions	993,177	—	993,177	—

Available for sale securities	4,385,619	1,692,888	2,692,731	—

Total	4,432,106	1,720,593	2,711,513	—

The fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis is required to be disclosed. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2009 and December 31, 2008. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair values at September 30, 2009 are significant to the Company’s consolidated financial position.

The estimated fair value of the Company’s financial instruments at September, 30, 2009 and December 31, 2008 are as follows (in millions):

	September 30 2009		December 31 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Cash and short-term investments	$931.7	$931.7	$1,234.0	$1,234.0
Securities available for sale	4,385.6	4,385.6	4,815.1	4,815.1
Securities held to maturity	46.9	48.8	49.4	56.9
Federal Reserve Bank and other stock	23.6	23.6	21.5	21.5
Trading securities	46.5	46.5	38.5	38.5
Loans (exclusive of allowance for loan loss)	4,275.6	4,381.8	4,410.0	4,458.1

FINANCIAL LIABILITIES
Demand and savings deposits	6,252.3	6,218.4	6,263.6	6,280.4

Time deposits	1,637.9	1,661.5	1,461.7	1,490.4
Federal funds and repurchase agreements	1,146.7	1,146.7	2,127.4	2,127.4
Short-term debt	20.3	20.3	15.8	15.8
Long-term debt	32.4	36.4	35.9	40.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		3.2		3.1
Commercial letters of credit		0.1		0.2
Standby letters of credit	279.7	1.2	288.7	1.8

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. The estimated market values have not been updated since September 30, 2009; therefore current estimates of fair value may differ significantly from the amounts presented above.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and nine-month periods ended September 30, 2009. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to grow the Company’s fee-based businesses. Despite current economic pressures, the Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During the third quarter of 2009, noninterest income increased $1.4 million, or 1.8 percent, compared to the same period of 2008. The Company continues to emphasize its asset management, bankcard services, health care services, and payment and technology solutions businesses. Trust and securities processing income increased $1.1 million, or 3.5 percent, for the three months ended September 30, 2009 compared to the same period in 2008. This increase was primarily due to a $3.0 million, or 27.5 percent, increase in fund administration and custody services, offset by a $0.6 million, or 6.6 percent, decrease in fee income from the Scout Funds and a $0.8 million, or 22.2 percent, decrease in corporate trust income. Trading and investment banking income increased $3.9 million, or 132.5 percent, from the third quarter of 2008 due to market increases in the Company’s mutual fund investments. Bankcard fees increased $1.2 million, or 11.6 percent, from the third quarter of 2008 due to increased credit card and ATM processing income. These increases were partially offset by a decrease in service charges on deposits of $2.0 million, or 9.0 percent, compared to the same period in 2008, primarily from a decrease in return item fees of $1.9 million, or 18.0 percent. As noted, a $1.1 million pre-tax gain was recognized in the third quarter of 2008 as a result of the final contingent payment received on the sale of the securities transfer product, which was originated in the third quarter of 2007.

The second strategy is a focus on net interest income through loan and deposit growth. During the third quarter of 2009, progress on this strategy was illustrated by an increase in net interest income of $9.6 million, or 14.5 percent from the previous year. Through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet, the Company has continued to show increased net interest income in a historically low rate environment. Average earning assets increased by $1.3 billion, or 16.9 percent, compared to the third quarter of 2008. This increase was due to a $143.8 million, or 3.4 percent, increase in average loans and a $1.0 billion, or 32.2 percent, increase in total securities, including trading securities. Net interest margin decreased 6 basis points to 3.51 percent for the three months ended September 30, 2009 compared to the same quarter in 2008. The net interest margin decrease was a result of a 25 basis point reduction in the benefit of interest-free funds offset by a 19 basis point increase in net interest spread over the third quarter of 2008. The average earning asset growth was funded with an increase in deposits of $809.0 million, or 11.4 percent, since September 30, 2008.

The third strategy is a focus on improving operating efficiencies. At September 30, 2009, the Company had 135 branches. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total deposits growth previously discussed. The Company continues to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and properly utilizing a share buy-back strategy. At September 30, 2009 the Company had $1.0 billion in total shareholders’ equity. This is an increase of $25.2 million, or 2.5 percent, from total shareholders’ equity at December 31, 2008 of $974.8 million. At September 30, 2009, the Company had a total risk-based capital ratio of 14.35 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 226,796 shares at an average price of $39.83 per share during the third quarter of 2009.

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

Earnings Summary

The Company recorded consolidated net income of $24.0 million for the three-month period ended September 30, 2009, compared to $21.8 million for the same period a year earlier. This represents a 10.2 percent increase over the three-month period ended September 30, 2008. Basic earnings per share for the third quarter of 2009 were $0.60 per share ($0.59 per share fully-diluted) compared to $0.54 per share ($0.53 per share fully-diluted) for the third quarter of 2008. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2009 were 0.97 and 9.43 percent, respectively, compared to 1.00 and 9.25 percent for the three-month period ended September 30, 2008.

The Company recorded consolidated net income of $65.6 million for the nine-month period ended September 30, 2009, compared to $77.8 million for the same period a year earlier. This represents a 15.7 percent decrease over the nine-month period ended September 30, 2008. Basic earnings per share for the nine-month period ended September 30, 2009 were $1.62 per share ($1.61 per share fully-diluted) compared to $1.91 per share ($1.89 per share fully-diluted) for the period in 2008. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2009 were 0.87 and 8.78 percent, respectively, compared to 1.21 and 11.23 percent for the same period in 2008.

Net interest income for the three and nine-month periods ended September 30, 2009 increased $9.6 million, or 14.5 percent, and $28.6 million, or 14.5 percent, respectively, compared to the same periods in 2008. These increases are primarily due to a higher volume of average earning assets. For the three-month period ended September 30, 2009, average earning assets increased by $1.3 billion, or 16.9 percent, and for the nine-month period ended September 30, 2009, they increased by $1.5 billion, or 20.0 percent, compared to the same periods in 2008. Net interest margin, on a tax-equivalent basis, decreased to 3.51 percent and 3.44 percent for the three and nine-months periods ended September 30, 2009, compared to 3.57 percent and 3.59 percent for the same periods in 2008. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses increased by $3.8 million and $8.3 million for the three and nine-month periods ended September 30, 2009, compared to the same periods in 2008. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the increased provision, the allowance for loan losses as a percentage of total loans increased by 17 basis points to 1.36 percent as of September 30, 2009, compared to September 30, 2008. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2008 Annual Report on Form 10-K.

Noninterest income increased by $1.4 million, or 1.8 percent, for the three-month period ended September 30, 2009 and decreased by $16.3 million, or 6.7 percent, for the nine-month period ended September 30, 2009, compared to the same periods one year ago. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $5.4 million, or 4.9 percent, for the three-month period ended September 30, 2009, and increased by $25.3 million, or 8.0 percent, for the nine-month period ended September 30, 2009, compared to the same periods in 2008. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended September 30, 2009, net interest income increased $9.6 million, or 14.5 percent, compared to the same period in 2008. For the nine-month period ended September 30, 2009, net interest income increased $28.6 million, or 14.5 percent, compared to the same period in 2008.

The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated in

Table 1, net interest spread for the three months ended September 30, 2009 increased by 19 basis points and net interest margin decreased by 6 basis points compared to the same period in 2008. Net interest spread for the nine months ended September 30, 2009 increased by 16 basis points, but net interest margin decreased by 15 basis points compared to the same period in 2008. These results are primarily due to the interest-bearing liabilities repricing quicker than the earning assets, coupled with the contribution from noninterest-bearing demand deposits (free funds). While the Company has experienced a decline in net interest margin over the same periods one year ago, its increase in volume of earning assets has led to an increase in net interest income. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.89 percent for the three-month period ended September 30, 2009 and 4.78 percent for the same period in 2008.

	Three Months Ended September 30,
	2009		2008

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Loans, net of unearned interest	$4,354,961	4.97%	$4,211,114	5.60%
Securities:
Taxable	3,175,441	3.18	2,386,983	4.24
Tax-exempt	984,534	4.73	737,617	5.19

Total securities	4,159,975	3.55	3,124,600	4.46
Federal funds and resell agreements	40,057	0.48	370,291	2.09
Interest-bearing due from banks	473,868	0.99	—	—
Trading	37,250	2.47	49,325	3.69

Total earning assets	9,066,111	4.08	7,755,330	4.96
Allowance for loan losses	(57,957)		(49,877)
Other assets	839,486		912,501

Total assets	$9,847,640		$8,617,954

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,171,736	0.94%	$4,656,627	1.91%
Federal funds and repurchase agreements	1,184,647	0.15	1,038,779	1.64
Borrowed funds	50,285	2.85	41,801	4.40

Total interest-bearing liabilities	6,406,668	0.81	5,737,207	1.88
Noninterest-bearing demand deposits	2,297,832		1,863,035
Other liabilities	133,028		81,630
Shareholders’ equity	1,010,112		936,082

Total liabilities and shareholders’ equity	$9,847,640		$8,617,954

Net interest spread		3.27%		3.08%
Net interest margin		3.51		3.57

	Nine Months Ended September 30,
	2009		2008
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Loans, net of unearned interest	$4,400,316	4.89%	$4,143,287	5.89%
Securities:
Taxable	3,361,316	3.20	2,376,901	4.40
Tax-exempt	911,449	4.96	755,499	5.23

Total securities	4,272,765	3.57	3,132,400	4.60
Federal funds and resell agreements	57,322	0.53	375,759	2.63
Interest-bearing due from banks	473,040	0.84	—	—
Trading	33,239	2.56	43,715	3.54

Total earning assets	9,236,682	4.04	7,695,161	5.19
Allowance for loan losses	(55,651)		(48,593)
Other assets	849,803		972,405

Total assets	$10,030,834		$8,618,973

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,172,665	1.00%	$4,438,631	2.14%
Federal funds and repurchase agreements	1,364,476	0.16	1,228,640	2.13
Borrowed funds	52,502	2.90	46,407	4.19

Total interest-bearing liabilities	6,589,643	0.84	5,713,678	2.15
Noninterest-bearing demand deposits	2,333,091		1,887,034
Other liabilities	108,397		92,323
Shareholders’ equity	999,703		925,938

Total liabilities and shareholders’ equity	$10,030,834		$8,618,973

Net interest spread		3.20%		3.04%
Net interest margin		3.44		3.59

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest-free funds (total earning assets less interest-bearing liabilities) increased $641.3 million for the three-month period ended September 30, 2009 compared to the same period in 2008 and increased $665.6 million for the nine-month period ended September 30, 2009 compared to the same period in 2008, the benefit from interest free funds declined by 25 basis points from the three months ended September 30, 2008, and declined by 31 basis points from the nine months ended September 30, 2008, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2009 vs. 2008			Nine Months Ended September 30, 2009 vs. 2008
	Volume	Rate	Total	Volume	Rate	Total

Change in interest earned on:
Loans	$1,831	$(6,561)	$(4,730)	$9,352	$(31,098)	$(21,746)
Securities:
Taxable	6,355	(6,319)	36	23,507	(21,323)	2,184
Tax-exempt	2,246	(1,049)	1,197	4,139	(1,958)	2,181
Federal funds sold and resell agreements	(395)	(1,505)	(1,900)	(1,273)	(5,909)	(7,182)
Interest-bearing due from banks	1,181	—	1,181	2,965	—	2,965
Trading	(77)	(155)	(232)	(91)	(428)	(519)

Interest income	11,141	(15,589)	(4,448)	38,599	(60,716)	(22,117)
Change in interest incurred on:
Interest-bearing deposits	1,223	(11,339)	(10,116)	5,478	(37,955)	(32,477)
Federal funds purchased and repurchase agreements	55	(3,884)	(3,829)	164	(18,079)	(17,915)
Borrowed funds	61	(162)	(101)	132	(448)	(316)

Interest expense	1,339	(15,385)	(14,046)	5,774	(56,482)	(50,708)

Net interest income	$9,802	$(204)	$9,598	$32,825	$(4,234)	$28,591

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change

Average earning assets	$9,066,111	$7,755,330	$1,310,781		$9,236,682	$7,695,161	$1,541,521
Average interest-bearing liabilities	6,406,668	5,737,207	669,461		6,589,643	5,713,678	875,965

Average interest free funds	$2,659,443	$2,018,123	$641,320		$2,647,039	$1,981,483	$665,556

Free funds ratio (free funds to earning assets)	29.33%	26.02%	3.31%		28.66%	25.75%	2.91%

Tax-equivalent yield on earning assets	4.08	4.96	(0.88	) %	4.04%	5.19%	(1.15	) %
Cost of interest-bearing liabilities	0.81	1.88	(1.07)		0.84	2.15	(1.31)

Net interest spread	3.27%	3.08%	0.19%		3.20%	3.04%	0.16%
Benefit of interest-free funds	0.24	0.49	(0.25)		0.24	0.55	(0.31)

Net interest margin	3.51%	3.57%	(0.06	) %	3.44%	3.59%	(0.15	) %

Provision and Allowance for Loan Losses

The allowance for loan losses (ALL) represents management’s judgment of the losses inherent in the Company’s loan portfolio as of the balance sheet date. An analysis is performed quarterly to determine the appropriate balance of the ALL. This analysis considers qualitative and quantitative measures such as historical loss trends, a review of individual loans, migration analysis, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. This analysis is performed separately for each bank as regulatory agencies require that the adequacy of the ALL be maintained on a bank-by-bank basis. After the balance sheet analysis is performed for the ALL, the provision for loan losses is computed as the amount required to adjust the ALL to the appropriate level.

Based on the factors above, management of the Company expensed $8.3 million and $20.6 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2009, compared to $4.5 million and $12.4 million for the same periods in 2008. As illustrated in Table 3 below, the ALL increased to 1.36 percent of total loans as of September 30, 2009, compared to 1.19 percent of total loans as of the same period in 2008.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008. Net charge-offs were $14.1 million for the first nine months of 2009, compared to $7.9 million for the same period in 2008. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Nine Months Ended September 30,	Year Ended December 31, 2008
2009	2008

Allowance-January 1	$52,297	$45,986	$45,986
Provision for loan losses	20,600	12,350	17,850
Allowance of banks and loans acquired	—	—	216

Charge-offs:
Commercial	(3,716)	(2,825)	(4,281)
Consumer:
Bankcard	(9,930)	(5,728)	(8,092)
Other	(3,801)	(3,070)	(4,147)
Real estate	(458)	(12)	(61)

Total charge-offs	(17,905)	(11,635)	(16,581)

Recoveries:
Commercial	1,264	993	1,338
Consumer:
Bankcard	1,021	950	1,253
Other	1,534	1,769	2,220
Real estate	1	15	15

Total recoveries	3,820	3,727	4,826

Net charge-offs	(14,085)	(7,908)	(11,755)

Allowance-end of period	58,812	50,428	52,297

Average loans, net of unearned interest	$4,380,906	$4,126,022	$4,175,658
Loans at end of period, net of unearned interest	4,314,977	4,224,441	4,388,148
Allowance to loans at end of period	1.36%	1.19%	1.19%
Allowance as a multiple of net charge-offs	3.12	x	4.77	x	4.45	x
Net charge-offs to:
Provision for loan losses	68.37%	64.03%	65.86%
Average loans	0.43	0.26	0.28

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

Fee-based, or noninterest income (summarized in Table 4), increased by $1.4 million, or 1.8 percent, during the three months ended September 30, 2009, and decreased by $16.3 million, or 6.7 percent, during the nine months ended September 30, 2009, compared to the same periods in 2008. Table 4 below summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended September 30,
			Dollar Change	Percent Change

	2009	2008	09-08	09-08

Trust and securities processing	$32,630	$31,530	$1,100	3.49%
Trading and investment banking	6,787	2,919	3,868	>100.00
Service charges on deposits	20,598	22,624	(2,026)	(8.96)
Insurance fees and commissions	1,255	1,355	(100)	(7.38)
Brokerage fees	1,629	2,189	(560)	(25.58)
Bankcard fees	11,671	10,456	1,215	11.62
Gain on sale of securities transfer product, net	—	1,090	(1,090)	(100.00)
Gains on sale of securities available for sale, net	3,306	2,829	477	16.86
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	—	—
Other	2,642	4,129	(1,487)	(36.01)

Total noninterest income	$80,518	$79,121	$1,397	1.77%

	Nine Months Ended September 30,
			Dollar Change	Percent Change

	2009	2008	09-08	09-08

Trust and securities processing	$86,164	$95,892	$(9,728)	(10.14	) %
Trading and investment banking	20,625	14,783	5,842	39.52
Service charges on deposits	62,527	64,180	(1,653)	(2.58)
Insurance fees and commissions	3,710	3,432	278	8.10
Brokerage fees	5,493	6,430	(937)	(14.57)
Bankcard fees	33,760	32,884	876	2.66
Gain on sale of securities transfer product, net	—	1,090	(1,090)	(100.00)
Gains on sale of securities available for sale, net	5,198	3,240	1,958	60.43
Gain on mandatory redemption of Visa, Inc. class B common stock	—	8,875	(8,875)	(100.00)
Other	9,273	12,292	(3,019)	(24.56)

Total noninterest income	$226,750	$243,098	$(16,348)	(6.72	) %

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. These fees increased $1.1 million, or 3.5 percent, for the three months ended September 30, 2009 and decreased $9.7 million, or 10.1 percent, for the nine months ended September 30, 2009. The increase during the three-month period was primarily due to a $3.0 million, or 27.5 percent, increase in fund administration and custody services primarily from the acquisition of J.D. Clark & Co., Inc., offset by a $0.6 million, or 6.6 percent, decrease in fee income from the Scout Funds and a $0.8 million, or 22.2 percent, decrease in corporate trust income. The decrease for the nine-month period was primarily attributable to a decrease in fee income from Scout Funds, fund administration and custody services, and corporate trust. Fee income from the Scout Funds for the nine-month period ended September 30, 2009 decreased by $5.3 million, or 18.7 percent. Fund administration and custody services fees for the nine-month period ended September 30, 2009, decreased by $1.5 million, or 4.2 percent. Corporate trust fees for the nine-month period ended September 30, 2009 decreased by $1.1 million, or 10.6 percent. Corporate trust fees have been impacted by the depressed market conditions. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels, which lead to increased inflows into the Scout Funds.

Trading and investment banking fees increased by $3.9 million, or 132.5 percent, and by $5.8 million, or 39.5 percent, for the three and nine months ended September 30, 2009, compared to the same periods one year ago. This activity is indicative of the dynamic rate environment and is predominately due to market increases in the Company’s mutual fund investments.

As noted, a $1.1 million pre-tax gain was recognized in the third quarter of 2008 as a result of the final contingent payment received on the sale of the securities transfer product, which was originated in the third quarter of 2007.

In the first quarter of 2008 and impacting the nine month periods comparison, an $8.9 million pre-tax gain was recognized on the mandatory partial redemption of the Company’s holdings of Class B shares of Visa, Inc. common stock. This redemption was part of the initial public offering of Visa, Inc.

Noninterest Expense

Noninterest expense increased by $5.4 million, or 4.9 percent, for the three months ended September 30, 2009, and by $25.3 million, or 8.0 percent, for the nine months ended September 30, 2009, compared to the same period in 2008. Table 5 below summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended September 30,
			Dollar Change	Percent Change

	2009	2008	09-08	09-08

Salaries and employee benefits	$60,193	$57,187	$3,006	5.26%
Occupancy, net	8,982	8,542	440	5.15
Equipment	11,187	13,461	(2,274)	(16.89)
Supplies and services	4,787	6,254	(1,467)	(23.46)
Marketing and business development	4,036	4,976	(940)	(18.89)
Processing fees	9,659	8,535	1,124	13.17
Legal and consulting	2,763	2,097	666	31.76
Bankcard	3,615	3,103	512	16.50
Amortization of other intangibles	1,847	804	1,043	>100.00
Regulatory fees	3,036	639	2,397	>100.00
Covered litigation provision	—	—	—	—
Other	5,152	4,255	897	21.08

Total noninterest expense	$115,257	$109,853	$5,404	4.92%

	Nine Months Ended September 30,
			Dollar Change	Percent Change

	2009	2008	09-08	09-08

Salaries and employee benefits	$177,786	$167,331	$10,455	6.25%
Occupancy, net	25,698	23,952	1,746	7.29
Equipment	36,181	39,932	(3,751)	(9.39)
Supplies and services	15,734	18,180	(2,446)	(13.45)
Marketing and business development	11,397	13,325	(1,928)	(14.47)
Processing fees	24,803	25,178	(375)	(1.49)
Legal and consulting	6,954	5,030	1,924	38.25
Bankcard	10,498	8,578	1,920	22.38
Amortization of other intangibles	4,318	2,258	2,060	91.23
Regulatory fees	12,672	1,916	10,756	>100.00
Covered litigation provision	—	(4,023)	4,023	100.00
Other	14,738	13,791	947	6.87

Total noninterest expense	$340,779	$315,448	$25,331	8.03%

Salaries and employee benefits increased by $3.0 million, or 5.3 percent, for the three months ended September 30, 2009, and by $10.5 million, or 6.3 percent, for the nine months ended September 30, 2009, compared to the same period in 2008. These increases are primarily due to higher employee base salaries, higher commissions and bonuses and higher cost of benefits. These increases are directly correlated to the Company’s financial performance, the hiring of strategic personnel throughout the organization, and increased salaries and benefits from recent acquisitions.

Equipment expense decreased by $2.3 million, or 16.9 percent, for the three months ended September 30, 2009, and by $3.8 million, or 9.4 percent, for the nine months ended September 30, 2009, compared to the same period in 2008. These decreases are due to lower depreciation expense and amortization expense of equipment and software.

Amortization of other intangibles increased $1.0 million, or 129.7 percent, for the three months ended September 30, 2009, and by $2.1 million, or 91.2 percent, for the nine months ended September 30, 2009, compared to the same period in 2008. These increases are primarily due to increased amortization from the acquisition of J.D. Clark & Company during the second quarter of 2009.

Regulatory fees increased $2.4 million and $10.8 million for the three and nine-month periods ended September 30, 2009, compared to the same period in 2008. The increases in both periods represent changes significantly greater than 100 percent and are a direct result of increased deposit insurance assessment rates from the Federal Deposit Insurance Corporation (FDIC) and a special assessment levied during the second quarter of 2009.

During the first quarter of 2008 and impacting the nine month periods comparison, a $4.0 million reduction of the Visa, Inc. covered litigation provision was recorded. This reduction was a direct result of Visa Inc.’s funding of a litigation escrow account with funds from its initial public offering. As a member bank, the Company reduced this provision in relationship to the Company’s ownership proportion of Visa, Inc.

Income Tax Expense

The effective tax rate is 27.6 percent for the nine months ended September 30, 2009, compared to 30.5 percent for the same period in 2008. The decrease in the effective tax rate is primarily attributable to tax-exempt income representing a larger percentage of pre-tax earnings in 2009 compared to 2008. The first quarter of 2008 includes the one-time tax impact from the gain on the mandatory redemption of Visa stock.

Strategic Lines of Business

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance of individual business segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2009. The segments are differentiated by both the customers and the products and services offered. The Treasury and Other Adjustments category includes items not directly associated with the other segments.

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Segment
Commercial Banking & Lending	$7,896	$2,113	$21,464	$10,805
Payment and Technology Solutions	13,458	14,795	42,179	46,181
Banking Services	505	(876)	4,058	687
Consumer Services	1,015	3,563	2,509	9,995
Asset Management	3,280	6,671	12,019	21,332
Fund Services	2,381	3,588	5,006	11,185
Treasury and Other Adjustments	4,322	1,212	3,413	11,801

Total Consolidated Company	$32,857	$31,066	90,648	111,986

Commercial Banking and Lending’s net income before taxes increased $10.7 million, or 98.7 percent, to $21.5 million for the nine months ended September 30, 2009. The increase in net income was driven primarily by greater net interest income of $18.3 million due to higher loan volume and enhanced yields in this segment. This increase was offset by an increase in noninterest expense of $2.1 million, or 7.4 percent, and a $5.2 million increase in provision for loan losses from 2008. The noninterest expense increase was mostly attributable to an increase in salaries and benefits related to the addition of sales officers and an increase in incentive payments from additional revenue in this segment. The increase in provision expense is primarily attributable to loan growth and the current economic environment. Management believes that income growth in this segment will be relatively flat during the fourth quarter of 2009 due to the economic environment.

Payment and Technology Solutions’ net income before taxes decreased $4.0 million, or 8.7 percent, to $42.2 million for the first nine months of 2009. Noninterest income decreased by $0.9 million, or 1.8 percent, due to a decline in check related volumes in treasury management, which was partially offset with increases to card related products. Noninterest expense increased $2.8 million, or 4.2 percent, compared to 2008 primarily from an increase in FDIC assessment rates and the special assessment levied on banks during the second quarter. Management anticipates this segment to continue to be impacted by the economy via payment volumes and the low rate environment for the remainder of 2009.

Banking Services’ net income before taxes was $4.1 million for the nine months ended September 30, 2009. This was a $3.4 million increase from the same period in 2008. The increase in net income before taxes was primarily attributable to an increase in noninterest income of $3.1 million and net interest margin of $0.8 million compared to 2008. The revenue increase is a result of increased bond trading income from both increased volume and margin. This is offset by an increase in noninterest expense of $0.5 million compared to the first nine months of 2008, mainly due to increased incentives for increased sales production. Year-to-date average deposits in this segment from correspondent banking customers have increased approximately $20.7 million over 2008 due to economic uncertainty and a flight to safety. As economic conditions remain uncertain and rates continue to remain at historic lows, management expects institutional fixed income sales to remain at a high level. However tightened margins in the municipal bond market will put some downward pressure on revenue growth for the remainder of 2009.

Consumer Services’ net income before taxes declined by $7.5 million to $2.5 million for the first nine months in 2009 as compared to the same period in 2008. Several drivers contributed to this decrease. Noninterest expense increased $6.1 million over 2008, in which the most significant driver was FDIC assessment rate increases and the special assessment levied on banks during the year. These assessments amounted to $4.8 million for Consumer Services. Provision for loan losses also increased over 2008 by $2.6 million, reflecting the general industry trend in credit card charge-offs. The Company’s credit card charge-offs continue to trend significantly below industry averages. Net interest margin increased $3.2 million from decreased funding costs on liabilities. Asset yields decreased as well but at a slower rate than the cost of funds. Noninterest income was slightly lower with a decrease of $2.1 million from 2008. Loan fees have increased as consumer mortgage activity has been strong during 2009. These increases were offset with a reduction in return item revenue which is due to changes in consumer behavior in the current economic environment.

Asset Management’s net income before taxes for the nine months ended September 30, 2009 was $12.0 million, a decrease of $9.3 million, or 43.7 percent, from the same period in 2008. The decrease in net income before taxes was primarily attributable to decreases in noninterest income of $10.6 million, caused by the decline in assets under management due to market depreciation from September 2008 through March 2009. An increase in noninterest expense of $6.3 million was offset by an increase in net interest margin of $7.6 million, due to increased deposits and loans from private banking customers. Noninterest expense increased due to increases in base salaries and benefits and increased commissions. During 2009, staff additions were made to the high net worth sales and service teams in this segment. The increase in noninterest expense was partially offset by lower shareholder servicing and other administration fees related to the Scout Funds resulting from the decreased asset base in the funds. The Scout Funds continue to have strong flows, specifically from the bond and equity funds. Net flows to the equity and bond Scout Funds were $739 million for the first nine months of 2009. Management will continue to focus sales efforts to increase net flows to the Scout Funds. As noted above, the ability of the Company to maintain or grow the fee income from this segment is also related to the overall health of the equity and financial markets because a significant portion of the fee income from this segment is related to total assets under management. As the equity markets have improved since March, assets and revenue have increased. The assets under management in this segment are diversified across multiple asset classes with approximately 38 percent in the international class, 30 percent in the fixed income class, 16 percent in the U.S. large capitalization class, 10 percent in the short term investment class, and 6.0 percent in the small and middle capitalization class. Management believes this diversification helps provide protection against significant market changes in any one asset class. The revenues of the corporate trust business remain steady as management continues to focus its growth efforts on this line of business. Although economic factors and low interest rates have compressed corporate trust revenue in 2009, management will continue to focus on growth.

Fund Services’ net income before taxes for the nine months ended September 30, 2009 was $5.0 million, a decrease of $6.2 million, or 55.2 percent, compared to the same period in 2008. Reduced net interest margin, lower noninterest income and increased noninterest expense all contributed to the decline. Net interest income declined 29.4 percent, which was $1.5 million less than 2008, despite higher balances compared to the same period in 2008. Noninterest income declined $1.7 million, or 4.6 percent, from the same period in 2008, despite the addition of J.D. Clark & Co., Inc. revenue of $4.7 million, as a result of the decline in assets under administration due to market decline. The ability of the Company to maintain or grow the fee income from this segment is related to the overall health of the equity and financial markets because a significant portion of the segment’s fee income is tied to total assets under administration. Noninterest income in the third quarter increased $2.6 million over the second quarter of 2009, aided by market appreciation and an additional month of J.D. Clark & Co., Inc. revenue. Noninterest expense for the nine months ended September 30, 2009 was $32.9 million, which was $3.0 million more than the same period in 2008, reflecting the addition of operating expenses related to the J.D. Clark & Co., Inc. acquisition in May 2009, offset by decreased third party custodian fees related to international transactions.

The net income before tax for the Treasury and Other Adjustments category was $3.4 million for the first nine months of 2009, compared to net income before tax of $11.8 million for the same period in 2008. Included in this segment in 2008 was the gain on the mandatory redemption of Visa class B common stock of $8.9 million and the reduction of the liability accrual related to the Company’s estimated share of Visa’s covered litigation recognized in 2008 for $4.0 million.

Balance Sheet Analysis

Total assets of the Company as of September 30, 2009 decreased $0.7 billion compared to December 31, 2008 and increased $0.9 billion, or 9.6 percent, compared to September 30, 2008. The increase in total assets from September 2008 to September 2009 is a result of increased loan balances of $90.5 million, or 2.1 percent. Investment securities balances including trading securities also increased $781.6 million, or 21.0 percent. These asset balance increases are directly related to a corresponding increase in deposit balances between the same periods of $809.0 million, or 11.4 percent. The decrease in total assets from December to September is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund repurchase agreements and deposits.

Deposits increased by $164.9 million, or 2.1 percent, from December to September and federal funds purchased and securities sold under agreement to repurchase decreased by $980.7 million, or 46.1 percent, from December to September. The decline in securities sold under agreement to repurchase is primarily driven by increased seasonal public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2009	2008	2008

Total assets	$10,235,496	$9,337,341	$10,976,596
Loans, net of unearned interest	4,314,977	4,224,441	4,388,148
Total investment securities	4,502,596	3,720,997	4,924,407
Interest-bearing due from banks	539,357	—	575,309
Total earning assets	9,421,482	8,369,321	10,092,545
Total deposits	7,890,189	7,081,148	7,725,326
Total borrowed funds	1,199,370	1,241,466	2,179,085

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have decreased $73.2 million, or 1.7 percent, compared to December 31, 2008 and increased $90.5 million, or 2.1 percent, at September 30, 2009 compared to September 30, 2008. The decrease from December 31, 2008 is primarily a result of a 6.0 percent decrease in commercial loans and a 20.9 percent decrease in consumer loans, offset by an 8.9 percent increase in real estate loans. The increase at September 30, 2009 compared to September 30, 2008 was primarily related to a $258.0 million increase in real estate loans offset by a $154.3 million decrease in consumer loans. The increase in real estate loans is driven by home equity loans and commercial real estate loans. The decrease in consumer loans is related to a reduction in indirect loans. During the third quarter of 2007, the Company made the decision to phase out its indirect loan portfolio. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff.

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

Investment securities totaled $4.5 billion at September 30, 2009, compared to $3.7 billion at September 30, 2008, and $4.9 billion at December 31, 2008. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 47.8 percent, 48.8 percent, and 44.5 percent, respectively, of the earning assets as of September 30, 2009, December 31, 2008, and September 30, 2008. There were $4.2 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at September 30, 2009.

Investment securities had an average tax-equivalent yield of 3.57 percent for the first nine months of 2009 compared to 4.60 percent for the same period in 2008, or a decrease of 103 basis points. The average life of the securities portfolio was 24.2 months at September 30, 2009 compared to 17.5 months at December 31, 2008 and 25.4 months at September 30, 2008. The decrease in average life from September 30, 2008 was related to a modest shortening of the portfolio due to shorter investments in the low interest rate environment. The most significant reason for the increase in average life from December 31, 2008 was the increased number of extremely short-term discount notes held at December 31, 2008. These short-term securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period.

Deposits and Borrowed Funds

Deposits increased $164.9 million, or 2.1 percent, from December 31, 2008 to September 30, 2009 and increased $809.0 million from September 30, 2008. Noninterest-bearing deposits increased $211.2 million and interest-bearing deposits decreased $46.3 million from December 31, 2008. Noninterest-bearing deposits increased $307.3 million and interest-bearing deposits increased $501.8 million from September 30, 2008. The increase in deposits from September 30, 2008 came primarily from our public funds, mutual fund processing and treasury management businesses, and personal savings accounts.

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

Borrowed funds decreased $979.7 million from December 31, 2008. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.1 billion at September 30, 2009, compared to $2.1 billion at December 31, 2008. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.0 billion at September 30, 2009, compared to $974.8 million at December 31, 2008. The Company’s Board of Directors authorized, at its April 21, 2009 and April 22, 2008 meetings, plans to repurchase up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2009 and 2008, the Company acquired 689,743 shares and 562,851 shares, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On October 27, 2009, the Board of Directors declared a dividend of $0.185 per share. The dividend will be paid on January 4, 2009 to shareholders of record on December 11, 2009.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.50 percent and total capital ratio of 14.51 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
RATIOS	2009	2008	2009	2008

Return on average assets	0.97%	1.00%	0.87%	1.21%
Return on average equity	9.43	9.25	8.78	11.23
Average equity to assets	10.26	10.86	9.97	10.74
Tier 1 risk-based capital ratio	13.50	13.88	13.50	13.88
Total risk-based capital ratio	14.51	14.77	14.51	14.77
Leverage ratio	8.21	9.50	8.21	9.50

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Share Data	2009	2008	2009	2008

Earnings basic	$0.60	$0.54	$1.62	$1.91
Earnings diluted	0.59	0.53	1.61	1.89
Cash dividends	0.175	0.170	0.525	0.480
Dividend payout ratio	29.17%	31.48%	32.41%	25.13%
Book value	$25.08	$22.82	$25.08	$22.82

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

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2008.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of September 30, 2009 and 2008 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2009 Amount of change	September 30, 2008 Amount of change
200	$777	$(7,245)
100	451	(3,623)
Static	—	—
(100)	(9,676)	199
(200)	(16,976)	397

The Company is asset sensitive at September 30, 2009 to increases or decreases in rates. Gradual increases in interest rates could cause increases in net interest income while a gradual decrease in interest rates could cause a decrease in net interest income. The Company is sensitive to rising rates due to the Company having a greater percentage of interest income from shorter-term investment securities, and increased cash flows from longer-term investment securities compared to 2008. A primary contributor to the negative exposure to falling rates is that with short-term market interest rates being lower than in 2008 and at historically low levels, in some cases close to zero, a large portion of the Company’s liabilities have reached, in effect, a floor. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $46.5 million as of September 30, 2009 compared to $38.5 million as of December 31, 2008.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of September 30, 2009 and December 31, 2008.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $15.5 million to $22.4 million at September 30, 2009, compared to September 30, 2008 and increased $13.6 million, compared to December 31, 2008. This increase is related to the downgrade of a large syndicated credit combined with the general effects of the continued downturn in the economy.

The Company had $4.7 million of other real estate owned as of September 30, 2009 compared to $1.6 million as of September 30, 2008 and $1.6 million as of December 31, 2008. Loans past due more than 90 days totaled $5.6 million as of September 30, 2009, compared to $7.9 million at September 30, 2008 and $6.9 million as of December 31, 2008.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $0 of restructured loans at September 30, 2009, $142,000 at September 30, 2008 and $141,000 at December 31, 2008.

Table 10

LOAN QUALITY (dollars in thousands)

	September 30,				December 31,
	2009		2008		2008

Nonaccrual loans	$22,392		$6,795		$8,675
Restructured loans	—		142		141

Total nonperforming loans	22,392		6,937		8,816
Other real estate owned	4,666		1,557		1,558

Total nonperforming assets	$27,058		$8,494		$10,374

Loans past due 90 days or more	$5,624		$7,925		$6,923
Allowance for Loan Losses	58,812		50,428		52,297

Ratios
Nonperforming loans as a percent of loans	0.52%		0.16%		0.20%
Nonperforming assets as a percent of loans plus other real estate owned	0.63		0.20		0.24
Nonperforming assets as a percent of total assets	0.26		0.09		0.09
Loans past due 90 days or more as a percent of loans	0.13		0.19		0.16
Allowance for loan losses as a percent of loans	1.36		1.19		1.19
Allowance for loan losses as a multiple of nonperforming loans	2.63	x	7.41	x	5.93	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. Management believes the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, management believes that public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary sources of liquidity for the Company are regularly scheduled payments and maturity of assets, which include $4.4 billion of high-quality securities available for sale. Investment securities with a market value of $4.2 billion at September 30, 2009 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2009 was $3.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

The Company maintains systems of controls that provide management with timely and accurate information about the Company’s operations. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, environment in which it operates, and other factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. In certain cases, the Company has experienced losses from operational risk. Such losses have included the effects of operational errors that the Company has discovered and included as expense in the statement of income. While there can be no assurance that the Company will not suffer such losses in the future, management continually monitors and works to improve its internal controls, systems and corporate-wide processes and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2009.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1-July 31, 2009	15,937	$39.77	15,937	1,868,355

August 1-August 31, 2009	18,554	40.76	18,554	1,849,801

September 1-September 30, 2009	192,305	39.75	192,305	1,657,496

Total	226,796	$39.83	226,796

On April 21, 2009 the Company’s Board of Directors approved a plan to repurchase up to two million shares of common stock. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. This plan will terminate on April 21, 2010. The Company has not made any repurchases other than through this plan.

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
(Authorized Officer and Chief Accounting Officer)

Date: November 5, 2009