Form 10-K
period 2009-12-31
UMB FINANCIAL CORP
filed 2010-02-24
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

As of June 30, 2009, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $1,224,460,525 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010
Common Stock, $1.00 Par Value	40,486,285

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 27, 2010, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the Company) was organized as a corporation in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956 (BHCA). In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Company owns all of the outstanding stock of four commercial banks, a brokerage company, a community development corporation, a mutual fund servicing company, and fifteen other subsidiaries.

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

The table below sets forth the names and locations of the Company’s affiliate banks, as well as their respective number of locations, total assets, loans, total deposits and shareholders’ equity as of December 31, 2009.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2009
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	114	$10,218,465	$3,503,442	$7,278,064	$615,581
Colorado
UMB Bank Colorado, n.a.	14	$1,045,012	$534,398	$851,472	$154,541

Kansas
UMB National Bank of America, n.a.	5	$862,849	$215,633	$466,208	$61,544

Arizona
UMB Bank Arizona, n.a.	2	$85,924	$75,866	$44,614	$10,456

Other Subsidiaries
UMB Community Development Corporation
UMB Banc Leasing Corp.
UMB Financial Services, Inc.
UMB Insurance, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB South Dakota Trust Company
Scout Investment Advisors, Inc.
Scout Distributors, LLC
UMB Fund Services, Inc.
UMB Bank and Trust, National Association
Kansas City Realty Company
Kansas City Financial Corporation
UMB Redevelopment Corporation
UMB Realty Company, LLC
Grand Distribution Services, LLC
UMB Distribution Services, LLC
J.D. Clark & Co., Inc.

UMB Fund Services, Inc. located in Milwaukee, Wisconsin and Media, Pennsylvania, provides services to 43 mutual fund groups representing 128 funds and administrative and support services for 18 alternative investment groups representing 37 funds. In addition, JD Clark & Co., Inc. in Ogden, Utah, provides services to 61 alternative investment groups, representing 278 funds.

On a full-time equivalent basis at December 31, 2009, the Company and its subsidiaries employed 3,245 persons.

Segment Information.    Financial information regarding the Company’s six segments is included in Note 13 to the Consolidated Financial Statements provided in Item 8, pages 75 through 78 of this report.

Competition.    The Company faces intense competition from hundreds of financial service providers in the markets served. The Company competes with other traditional and non-traditional financial service providers including banks, thrifts, finance companies, mutual funds, mortgage banking companies, brokerage companies, insurance companies, and credit unions. Customers are generally influenced by convenience of location, quality of service, personal contact, price of services, and availability of products. The impact from competition is critical not only to pricing, but also to transaction execution, products and services offered, innovation and reputation. Within the Kansas City banking market, the Company ranks second based on the amount of deposits at June 30, 2009, the most recent date for which deposit information is available from the Federal Deposit Insurance Corporation (FDIC). At June 30, 2009, the Company had 10.0 percent of the deposits in its primary market, the Kansas City metropolitan area, compared to 8.5 percent at June 30, 2008.

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

Supervision.    The Company is subject to regulation and examination by the FRB. Its four subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). UMB Insurance Services, Inc. is regulated by state agencies in the states in which it operates. Scout Investment Advisors, Scout Distributors, and UMB Fund Services are subject to the rules and regulations of the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA) because of the UMB Scout Funds and the servicing of other mutual fund groups and alternative investment products. The FRB possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law. In addition, the FRB is empowered to impose civil monetary penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Company’s banks, not the Company’s shareholders. The Company is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Company and its subsidiaries, the preparation and certification of the Company’s consolidated financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters. The Company’s brokerage affiliate, UMB Financial Services, Inc., is regulated by the SEC, FINRA, and is also subject to certain regulations of the various states in which it transacts business. It is subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the organizations to which it has delegated certain regulatory authority may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purpose of regulation of securities broker/dealers is the protection of customers and the securities market, rather than the protection of stockholders of broker/dealers.

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

A financial holding company may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB’s merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross market its products or services with any of the financial holding company’s controlled depository institutions. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than “satisfactory”, the financial holding company is limited with respect to its engaging in new activities or acquiring other companies, until the rating is raised to at least “satisfactory.”

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

The rate of interest a bank may charge on certain classes of loans is limited by law. At certain times in the past, such limitations have resulted in reductions of net interest margins on certain classes of loans. Federal laws also impose additional restrictions on the lending activities of banks, including the amount that can be loaned to one borrower or a related group.

All four of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the OCC. In addition, the national banks are subject to examination by The Federal Reserve System. All such banks are members of, and subject to examination by the FDIC.

Payment of dividends by the Company’s affiliate banks to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2009, approximately $12,963,000 of the equity of the Company’s bank and non-bank subsidiaries was available for distribution as dividends to the Company without prior regulatory approval or without reducing the capital of the respective banks below prudent levels.

Each of the Company’s subsidiary banks are subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its bank subsidiaries.

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

At December 31, 2009, the Company was required to have minimum Tier 1 capital, Total capital, and leverage ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 13.11%, 14.18%, and 7.87%, respectively.

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

•

“adequately capitalized” if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a Capital adequacy, Asset quality, Management, Liquidity, and Sensitivity to market risk (CAMELS) rating of 1), a Tier 1 risk-based capital ratio of 4% or greater, and a total risk-based capital ratio of 8% or greater;

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

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The Company’s banks must be well-capitalized and well-managed in order for the Company to remain a financial holding company. The capital ratios and classifications for the Company and each of the Company’s four banks as of December 31, 2009, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 Risk Based Capital Ratio (6% or greater)	Total Risk-Based Capital Ratio (10% or greater)
UMB Financial Corporation	7.87%	13.11%	14.18%
UMB Bank, n.a.	6.05%	10.47%	11.55%
UMB Bank Colorado, n.a.	10.14%	12.56%	13.56%
UMB National Bank of America, n.a.	8.52%	16.56%	17.10%
UMB Bank Arizona, n.a.	12.52%	11.89%	13.07%

The Company is required to maintain minimum balances with the FRB for each of its subsidiary banks. These balances are calculated from reports filed with the respective FRB for each affiliate. At December 31, 2009, the Company was required to hold $31,680,000 at the FRB.

Deposit Insurance and Assessments.    The deposits of each of the Company’s four subsidiary banks are insured by an insurance fund administered by the FDIC, in general up to a maximum of $100,000 per insured deposit ($250,000 for certain retirement plan deposits). Under federal banking regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. As a result of the Federal Deposit Insurance Reform Act of 2005 (FDIRA), signed into law February 8, 2006, the FDIC assessment is now separated into two parts. The first part is the FDIC Insurance, and the second part is the assessment for the Financing Corporation (FICO).

Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount was increased from $100,000 to $250,000 until December 31, 2009. On May 22, 2009, the FDIC extended the deposit insurance increase until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program (TLGP) under which the FDIC fully guaranteed all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008, and June 30, 2009. Senior unsecured debt would include federal funds purchased and certificates of deposit outstanding to the credit of the bank. All eligible institutions participated in the program without cost for the first 30 days of the program. After December 5, 2008, institutions were assessed ten basis points for transaction account balances in excess of $250,000 and at the rate of 75 basis points of the amount of debt issued. The Company participated in the transaction guarantee part of the TLGP in 2009, and opted out of the debt guarantee part of the TLGP. On August 26, 2009, the transaction guarantee portion of the TLGP was extended until June 30, 2010. The Company has elected to opt out of the transaction guarantee extension.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund (DIF) will adequately cover projected losses from future bank failures, the FDIC, on February 27, 2009, issued a final rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.

Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt. The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

On May 22, 2009, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013, would be returned to the institution.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by FICO, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (SAIF). The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.

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

A discussion of past acquisitions is included in Note 16 to the Consolidated Financial Statements provided in Item 8 on page 81 of this report.

Future Legislation.    Various legislation, including proposals to change the financial institution regulatory system, are currently being considered by Congress because of the current economic downturn. In the future, management expects that legislative changes will continue to be introduced from time to time in Congress. This legislation may change banking statutes and the Company’s (and its subsidiaries’) operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations could have on the business, results of operations or financial condition of the Company or its subsidiaries.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 19 through 50 of this report.

Executive Officers of the Registrants.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
J. Mariner Kemper	37	Mr. Kemper has served as the Chairman and CEO of the Company since May 2004 and has served as Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. He was President of UMB Bank Colorado from 1997 to 2000.

Peter J. deSilva	48	Mr. deSilva has served as President and Chief Operating Officer of the Company since January 2004 and Chairman and Chief Executive Officer of UMB Bank, n.a. since May 2004. Mr. deSilva was previously employed by Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Peter J. Genovese	63	Mr. Genovese has served as Vice Chairman of the Company since October 2008. He previously served as Vice Chairman of the Eastern Region and CEO of St. Louis of UMB Bank, n.a. from January 2004 to October 2008. He also served as President of the Company from January 2000 to January 2004.

Michael D. Hagedorn	43	Mr. Hagedorn has served as Vice Chairman, Chief Financial Officer, and Chief Administrative Officer of the Company since October 2009. Previously, he served as Executive Vice President and Chief Financial Officer of the Company from March 2005 to October 2009. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group from April 2001 to March 2005.

Bradley J. Smith	54	Mr. Smith has served as Executive Vice President of Consumer Services for UMB Bank, n.a. since January 2005. Previously he served as Executive Vice President of Retail and Corporate Services, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 2000 through 2005.

James A. Sangster	55	Mr. Sangster has served as President of UMB Bank, n.a. since 1999.

Douglas F. Page	66	Mr. Page has served as Executive Vice President of the Company since 1984 and Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

Name	Age	Position with Registrant
Clyde F. Wendel	62	Mr. Wendel has served as Vice Chairman of UMB Bank, n.a. and Chief Executive Officer of Personal Financial Services of UMB Bank, n.a. since October 2009. He previously served as President of the Asset Management Division of UMB Bank, n.a. and Vice Chairman of UMB Bank, n.a. from June 2006.to October 2009. Previously, he served as Regional President, Bank of America Private Bank and Senior Bank Executive for Iowa, Kansas, and Western Missouri from 2000-2006.

Daryl S. Hunt	53	Mr. Hunt joined UMB Bank, n.a. in November 2007, as Executive Vice President of Financial Services and Support. Previously, Mr. Hunt worked at Fidelity Investments where he served as Sr. Vice President for Transfer Operations from 2006 to 2007, Sr. Vice President of Customer Processing Operations from 2003 to 2006, and Sr. Vice President of Outbound Mail Operations from 2001 to 2003.

Lawrence G. Smith	62	Mr. Smith has served as Executive Vice President and Chief Organizational Effectiveness Officer of UMB Bank, n.a. since March 2005. Prior to coming to UMB Bank, n.a., Mr. Smith was Vice President—Human Resources for Fidelity Investments in Boston, Massachusetts where he was responsible for Fidelity’s business group human resource activities.

Dennis R. Rilinger	62	Mr. Rilinger has served as Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

David D. Kling	63	Mr. Kling has served as Executive Vice President and Chief Risk Officer of the Company since October 2008. He previously served as the Executive Vice President for Enterprise Services of UMB Bank, n.a. since November 2007. He also served as Executive Vice President of Financial Services and Support of UMB Bank, n.a. from 1997 to 2007.

John P. Zader	48	Mr. Zader joined UMB Fund Services in December 2006. He serves as Chief Executive Officer of UMB Fund Services. He previously served as a consultant to Jefferson Wells International in 2006 and served as Senior Vice President and Chief Financial Officer of U.S. Bancorp Fund Services, LLC, a mutual and hedge fund service provider from 1988 to 2006.

Terry W. D’Amore	53	Mr. D’ Amore joined UMB Bank, n.a. in 2006. He serves as Executive Vice President, Director of Payment & Technology Solutions Division where he is responsible for sales, service and product management for the Treasury Management, Healthcare, Foreign Exchange, and Merchant Services. Prior to coming to UMB Bank, n.a., he served as National Sales and Service Manager for Treasury Management’s Corporate Finance Division at PNC Bank in Pittsburgh, Pennsylvania.

Brian J. Walker	38	Mr. Walker joined the Company in June 2007 as Senior Vice President and Corporate Controller (Chief Accounting Officer). From July of 2004 to June 2007 he served as a Certified Public Accountant for KPMG where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche from November 2002 to July of 2004.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.  RISK FACTORS

Financial services companies routinely encounter and address risks. Some risks may give rise to occurrences that cause the Company’s future results to be materially different than what companies presently anticipate. In the following paragraphs, the Company describes its current view of certain important strategic risks, although the risks below are not the only risks the Company faces. If any such risks actually materialize, the Company’s business, results of operations, financial condition and prospects could be affected materially and adversely. These risk factors should be read in conjunction with management’s discussion and analysis, beginning on page 19 hereof, and the consolidated financial statements, beginning on page 50 hereof.

General economic conditions, such as the current economic downturn or recession, could materially impair customers’ ability to repay loans, harm operating results and reduce the volume of new loans.    The U.S. and the world economies impact how financial instruments are priced. Profitability depends significantly on economic conditions. Economic downturns or recessions, either nationally, internationally or in the states within the Company’s footprint, could materially reduce operating results. An economic downturn could negatively impact demand for loan and deposit products, the demand for insurance and brokerage products and the amount of credit related losses due to customers who cannot pay interest or principal on their loans. To the extent loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for loan losses would reduce income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages credit risk.

General economic conditions, such as a stock market decline, could materially impair the number of investors in the equity and bond markets, the level of assets under management and the demand for other fee-based services.    Economic downturns or recessions could affect the volume of income from and demand for other fee-based services. The fee revenue from asset management segments including income from Scout Investment Advisors, Inc. and UMB Fund Services, Inc. subsidiaries, are largely dependent on both inflows to, and the fair value of, assets invested in the UMB Scout Funds and the fund clients to whom the Company provides services. General economic conditions can affect investor sentiment and confidence in the overall securities markets which could adversely affect asset values, net flows to these funds and other assets under management. Bankcard revenues are dependent on transaction volumes from consumer and corporate spending to generate interchange fees. Depressed economic conditions could negatively affect the amount of such fee income. The Company’s banking services group is affected by corporate and consumer demand for debt securities which can be adversely affected by changes in general economic conditions.

The Company is subject to extensive regulation in the jurisdictions in which it conducts business.    The Company is subject to extensive state and federal regulation, supervision and legislation that govern most aspects of its operations. Laws and regulations, and in particular banking, securities and tax laws, are under intense scrutiny because of the current economic crisis and may change from time to time. For example, current federal law prohibits the payment of interest on corporate demand deposit accounts. Although a change to permit interest on corporate accounts would have a favorable impact on service-charge income, it would adversely affect net interest income as the Company’s cost of funds would increase. Changes in laws and regulations, lawsuits or actions by regulatory agencies could require the Company to devote significant time and resources to compliance efforts and could lead to fines, penalties, judgments, settlements, withdrawal of certain products or services offered in the market or other adverse results which could affect the Company’s business, financial condition or results of operation, or cause serious reputational harm.

Changes in interest rates could affect results of operations.    A significant portion of the Company’s net income is based on the difference between interest earned on earning assets (such as loans and investments) and interest paid on deposits and borrowings. These rates are sensitive to many factors that are beyond the Company’s control, such as general economic conditions and policies of various governmental and regulatory agencies, such as the Federal Reserve Board. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on interest-bearing deposits and also may affect the value of financial instruments held by the Company. The actions of the Federal Reserve Board also determine to a significant degree the cost of funds for lending and investing. In addition, these policies and conditions can adversely affect customers and counterparties, which may increase the risk that such customers or counterparties default on their obligations. Changes in interest rates greatly affect the amount of income earned and the amount of interest paid. Changes in interest rates also affect loan demand, the prepayment speed of loans, the purchase and sale of investment bonds and the generation and retention of customer deposits. A rapid increase in interest rates could result in interest expense increasing faster than interest income because of differences in maturities of assets and liabilities. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages interest rate risk.

Reliance on systems, employees and certain counterparties, and certain failures could adversely affect operations.    The Company is dependent on its ability to process a large number of transactions. If any of the financial, accounting, or other data processing systems fail or have other significant shortcomings, the Company could be adversely affected. The Company is similarly dependent on its employees. The Company could be adversely affected if a significant number of employees are unavailable due to a pandemic, natural disaster, war, act of terrorism, or other reason, or if an employee causes a significant operational break-down or failure, either as a result of human error, purposeful sabotage or fraudulent manipulation of operations or systems. Third parties with which the Company does business could also be sources of operational risk, including break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of the Company to operate, potential liability to clients, reputational damage and regulatory intervention, which could have an adverse impact on the Company. Operational risk also includes the ability to successfully integrate acquisitions into existing charters as an acquired entity will most likely be on a different system. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages operational risk.

In a firm as large and complex as the Company, lapses or deficiencies in internal control over financial reporting may occur from time to time, and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future.

In addition, there is the risk that controls and procedures, as well as business continuity and data security systems, may prove to be inadequate. Any such failure could affect operations and could adversely affect results of operations by requiring the Company to expend significant resources to correct the defect, as well as by exposing the Company to litigation or losses not covered by insurance.

If the Company does not successfully handle issues that may arise in the conduct of its business and operations, the Company’s reputation could be damaged, which could in turn negatively affect its business.    The Company’s ability to attract and retain customers and transact with the Company’s counterparties could be adversely affected to the extent its reputation is damaged. The failure of the Company to deal with various issues that could give rise to reputational risk could cause harm to the Company and its business prospects. These issues include, but are not limited to potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, recordkeeping, sales and trading practices and proper identification of the legal, reputational, credit, liquidity and market risks inherent in its products. The failure to appropriately address these issues could make clients unwilling to do business with the Company, which could adversely affect results.

The Company faces strong competition from other financial services firms, which could lead to pricing pressures that could materially adversely affect revenue and profitability.    In addition to the

challenge of competing against local, regional and national banks in attracting and retaining customers, the Company’s competitors also include brokers, mortgage bankers, mutual fund sponsors, securities dealers, investment advisors and specialty finance and insurance companies. The financial services industry is intensely competitive and is expected to remain so. The Company competes on the basis of several factors, including transaction execution, products and services, innovation, reputation and price. The Company may experience pricing pressures as a result of these factors and as some competitors seek to increase market share by reducing prices on products and services or increasing rates paid on deposits.

The shift from paper-based to electronic-based payments may be difficult and negatively affect earnings.    In today’s payment environment, checks continue to be a payment choice; however, checks as a percent of the total payment volume are declining and the transactions are shifting to electronic alternatives. Check products are serviced regionally due to the physical constraints of paper documents; however, electronic documents are not bound by the same constraints, thus opening geographic markets to all providers of electronic services. To address this shift, new systems are being developed and marketed which involve significant software and hardware costs. It is anticipated that we will encounter new competition, and any competitor that attracts the payments business of existing customers will compete strongly for the remainder of such customers’ banking business.

The Company’s framework for managing risks may not be effective in mitigating risk and loss to the Company.    The Company’s risk management framework is made up of various processes and strategies to manage risk exposure. Types of risk to which the Company is subject include liquidity risk, credit risk, price risk, interest rate risk, operational risk, compliance and litigation risk, foreign exchange risk, reputation risk, and fiduciary risk, among others. Although management continually monitors, evaluates, and updates the Company’s risk management framework and the Board oversees the Company’s overall risk management strategy, there can be no assurance that the Company’s framework to manage risk, including such framework’s underlying assumptions, will be effective under all conditions and circumstances. If the Company’s risk management framework proves ineffective, it could suffer unexpected losses and could be materially adversely affected.

Liquidity is essential to the Company’s businesses and it relies on the securities market and other external sources to finance a significant portion of its operations.    Liquidity affects the Company’s ability to meet financial commitments. Liquidity could be negatively affected should the need arise to increase deposits or obtain additional funds through borrowing to augment current liquidity sources. Factors beyond the Company’s control, such as disruption of the financial markets or negative views about the general financial services industry, could impair the Company’s access to funding. If the Company is unable to raise funding using the methods described above, it would likely need to sell assets, such as its investment and trading portfolios, to meet maturing liabilities. The Company may be unable to sell some of its assets on a timely basis, or it may have to sell assets at a discount from market value, either of which could adversely affect its results of operations. Liquidity and funding policies have been designed to ensure that the Company maintains sufficient liquid financial resources to continue to conduct business for an extended period in a stressed liquidity environment. If the liquidity and funding policies are not adequate, the Company may be unable to access sufficient financing to service its financial obligations when they come due, which could have a material adverse franchise or business impact. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages liquidity risk.

Inability to hire or retain qualified employees could adversely affect the Company’s performance.    The Company’s people are its most important resource and competition for qualified employees is intense. Employee compensation is the Company’s greatest expense. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as its loan and deposit portfolios. The loss of key staff may adversely affect the Company’s ability to maintain and manage these portfolios effectively, which could negatively affect its results of operations. If compensation costs required to attract and retain employees become unreasonably expensive, the Company’s performance, including its competitive position, could be adversely affected.

Changes in accounting standards could impact reported earnings.    The accounting standard setting bodies, including the Financial Accounting Standards Board and other regulatory bodies periodically change the financial accounting and reporting standards affecting the preparation of the consolidated financial statements. These changes are not within the Company’s control and could materially impact the consolidated financial statements.

Future events may be different than those anticipated by management assumptions and estimates, which may cause unexpected losses in the future.    Pursuant to current Generally Accepted Accounting Principles, the Company is required to use certain estimates in preparing its financial statements, including accounting estimates to determine allowance for loan losses, and the fair values of certain assets and liabilities, among other items. Should the Company’s determined values for such items prove inaccurate, the Company may experience unexpected losses which could be material.

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

Other main facilities of UMB Bank, n.a. in downtown Kansas City, Missouri, are located at 928 Grand Boulevard (185,000 square feet); 906 Grand Boulevard (140,000 square feet); and 1008 Oak Street (180,000 square feet). Both the 928 Grand and 906 Grand buildings house backroom support functions. Additionally, within the 906 Grand building there is 20,000 square feet of space leased to several small tenants. The 928 Grand building underwent a major renovation during 2004/2005. The 928 Grand building is connected to the UMB Bank Building (1010 Grand) by an enclosed elevated pedestrian walkway. The 1008 Oak building, which opened during the second quarter of 1999, houses the Company’s operations and data processing functions.

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

As of December 31, 2009, the Company’s affiliate banks operated a total of four main banking centers with 135 detached branch facilities, the majority of which are owned by the Company.

Additional information with respect to premises and equipment is presented in Notes 1 and 8 to the Consolidated Financial Statements in Item 8, pages 58, 67 and 68 of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 19, 2010, the Company had 2,543 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2009	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.175	$0.175	$0.175	$0.185
Book value	24.19	24.42	25.08	25.11
Market price:
High	49.75	48.72	45.50	42.31
Low	33.65	36.52	36.34	37.51
Close	42.49	38.01	40.44	39.35

Per Share

2008	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.150	$0.165	$0.165	$0.175
Book value	22.57	22.40	22.82	23.81
Market price:
High	44.50	57.89	69.60	60.00
Low	35.76	40.28	45.45	36.59
Close	41.20	51.27	52.52	49.14

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is presented in Item 1, page 3 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 69 and 70 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 92 and 93 and in Note 11 to the Consolidated Financial Statements provided in Item 8, pages 71 through 75 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2009:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2009	8,605	$40.77	8,605	1,648,891
November 1—November 30, 2009	2,312	39.79	2,312	1,646,579
December 1—December 31, 2009	3,063	39.36	3,063	1,643,516

Total	13,980	40.30	13,980

On April 21, 2009, the Company’s Board of Directors approved a plan to repurchase up to two million shares of common stock. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. This plan will terminate on April 21, 2010. The Company has not made any repurchases other than through this plan.

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 21 through 45, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

EARNINGS	2009	2008	2007	2006	2005
Interest income	$356,217	$387,973	$414,413	$369,083	$271,911
Interest expense	53,232	112,922	181,729	151,859	83,621
Net interest income	302,985	275,051	232,684	217,224	188,290
Provision for loan losses	32,100	17,850	9,333	8,734	5,775
Noninterest income	310,176	312,783	288,788	254,945	251,873
Noninterest expense	460,585	430,153	407,164	381,417	358,069
Net income	89,484	98,075	74,213	59,767	56,318

AVERAGE BALANCES
Assets	$10,110,655	$8,897,886	$7,996,286	$7,583,217	$7,094,319
Loans, net of unearned interest	4,383,551	4,193,871	3,901,853	3,579,665	3,130,813
Securities	4,382,179	3,421,213	2,846,620	2,797,114	2,918,445
Interest-bearing due from banks	492,915	66,814	—	—	—
Deposits	7,584,025	6,532,270	5,716,202	5,488,798	5,135,968
Long-term debt	32,067	36,404	36,905	37,570	34,820
Shareholders’ equity	1,006,591	933,055	874,078	843,097	829,412

YEAR-END BALANCES
Assets	$11,663,355	$10,976,596	$9,342,959	$8,917,765	$8,247,789
Loans, net of unearned interest	4,332,228	4,410,034	3,929,365	3,767,565	3,393,404
Securities	5,003,720	4,924,407	3,486,780	3,363,453	3,463,817
Interest-bearing due from banks	1,057,195	575,309	—	—	—
Deposits	8,534,488	7,725,326	6,550,802	6,308,964	5,920,822
Long-term debt	25,458	35,925	36,032	38,020	38,471
Shareholders’ equity	1,015,551	974,811	890,574	848,875	833,463

PER SHARE DATA
Earnings—basic	$2.22	$2.41	$1.78	$1.40	$1.31
Earnings—diluted	2.20	2.38	1.77	1.40	1.30
Cash dividends	0.71	0.66	0.57	0.52	0.46
Dividend payout ratio	31.98%	27.18%	32.02%	37.14%	34.73%
Book value	$25.11	$23.81	$21.55	$20.08	$19.39
Market price
High	49.75	69.60	47.06	38.04	34.25
Low	33.65	35.76	34.95	31.80	26.45
Close	39.35	49.14	38.36	36.51	31.96

Return on average assets	0.89%	1.10%	0.93%	0.79%	0.79%
Return on average equity	8.89	10.51	8.49	7.09	6.79
Average equity to average assets	9.96	10.49	10.93	11.12	11.69
Total risk-based capital ratio	14.18	14.09	14.58	14.65	16.99

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2009. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

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

The first strategy is to grow the Company’s fee-based businesses. Despite current economic pressures, the Company continues to emphasize its fee-based operations to help reduce the Company’s exposure to changes in interest rates. During 2009, noninterest income decreased $2.6 million, or 0.8 percent, to $310.2 million for the year ended December 31, 2009, as compared to the same period in 2008. Trust and securities processing income decreased $1.7 million, or 1.4 percent, for year-to-date December 31, 2009, as compared to the same period in 2008. Trading and investment banking income was $7.0 million, or 35.4 percent, higher for the year ended December 31, 2009. Service charges on deposits decreased $1.7 million, or 2.0 percent, compared to the same period in 2008. Brokerage fees decreased $1.5 million, or 17.2 percent, for the year ended December 31, 2009. Gains on sales of securities available for sale increased $6.4 million compared to 2008. As a direct result of Visa’s Initial Public Offering during the first quarter of 2008, earnings for the year ended December 31, 2008, include a pre-tax gain of $8.9 million from the mandatory redemption of a portion of the company’s Class B shares in Visa. A $1.1 million pre-tax gain was recognized in the third quarter of 2008 as a result of the final contingent payment received on the sale of the securities transfer product. The Company continues to focus on its wholesale health savings and flexible spending account strategy by servicing healthcare providers, third-party administrators and large employers. The Company also maintains focus on its wealth management, credit card, health care services, and payments businesses.

The second strategy is a focus on net interest income through loan and deposit growth. During 2009, progress on this strategy was illustrated by an increase in net interest income of $27.9 million, or 10.2 percent, from the previous year. Through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet, the Company has continued to show increased net interest income in a historically low rate environment. Average earning assets increased by $1.3 billion, or 16.4 percent, from 2008. This earning asset growth was primarily funded with a $1.1 billion increase in average deposits, or 16.1 percent, from 2008. Net interest margin, on a tax-equivalent basis, decreased 17 basis points, and net interest spread increased 8 basis points compared to 2008, respectively.

The third strategy is a focus on improving operating efficiencies. At December 31, 2009, the Company had 135 branches. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total deposits growth previously discussed. Throughout 2009, the Company accomplished several cost containment initiatives. These initiatives included courier rationalization and implementation of remote branch capture, which led to approximately $0.7 million in savings and an analysis of telecommunication procedures that led to approximately $2.2 million in savings. The Company will continue to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and properly utilizing a share buy-back strategy. At December 31, 2009, the Company had $1.0 billion in total shareholders’ equity. This is an increase of $40.7 million, or 4.2 percent, as compared to total shareholders’ equity at December 31, 2008, of $974.8 million. At December 31, 2009, the Company had a total risk-based capital ratio of 14.18 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 703,723 shares at an average price of $38.22 per share during 2009. Further, the Company paid $28.8 million in dividends during 2009, which represents a 7.4 percent increase as compared to 2008.

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

Earnings Summary

The Company recorded consolidated net income of $89.5 million for the year ended December 31, 2009. This represents an 8.8 percent decrease over 2008. This decrease is explained by the impact of the Visa, Inc. (Visa) transactions and the sale of the securities transfer product transactions, which contributed, on a pre-tax basis, $14.0 million to 2008 results. Net income for 2008 increased 32.2 percent compared to 2007. Basic earnings per share for the year ended December 31, 2009, were $2.22 per share compared to $2.41 per share in 2008 and $1.78 per share in 2007. Basic earnings per share for 2009 decreased 7.9 percent over 2008, which had increased 35.4 percent over 2007. Fully diluted earnings per share for the year ended December 31, 2009, were $2.20 per share compared to $2.38 per share in 2008 and $1.77 per share in 2007.

The Company’s net interest income increased to $303.0 million in 2009 compared to $275.1 million in 2008 and $232.7 million in 2007. The $27.9 million increase in net interest income in 2009, compared to 2008, is primarily a result of a favorable volume variance. See Table 1 on page 25. The favorable volume variance was led by a 31.2 percent increase in the average balance of taxable securities, a 19.9 percent increase in tax-exempt securities, and a 4.5 percent increase in the average balance of loans and loans held for sale. Net interest spread improved by 8 basis points in 2009, compared to 2008. The rate variance was slightly negative, but was more than offset by the positive volume variance and continues to benefit from interest-free funds. The impact of this benefit is illustrated on Table 2 on page 26. The $42.4 million increase in net interest income in 2008, compared to 2007, is primarily a result of both a favorable rate and volume variance. The volume variance was mostly driven by a 7.5 percent increase in loans and loans held for sale in 2008, compared to 2007. The net interest spread increased by 58 basis points in 2008, compared to 2007, and the rate variance was positive and benefited from interest-free funds. The current credit environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements. See Table 15 on page 46 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2009.

The Company had a decrease of $2.6 million, or 0.8 percent, in noninterest income in 2009, compared to 2008, and a $24.0 million, or 8.3 percent, increase in 2008, compared to 2007. Trust and securities processing income decreased $1.7 million, or 1.4 percent, for the year ended December 31, 2009, as compared to the same period in 2008. Trading and investment banking income increased $7.0 million, or 35.4 percent, for the year ended December 31, 2009. Service charges on deposits decreased $1.7 million, or 2.0 percent, compared to the same period in 2008. Brokerage fees decreased $1.5 million, or 17.2 percent, for the year ended December 31, 2009. Gains on sales of securities available for sale increased $6.4 million compared to 2008. As a direct result of Visa’s Initial Public Offering during the first quarter of 2008, earnings for the year ended December 31, 2008, include a pre-tax gain of $8.9 million from the mandatory redemption of a portion of the Company’s Class B shares in Visa. A $1.1 million pre-tax gain was recognized in the third quarter of 2008 as a result of the final contingent payment received on the sale of the securities transfer product. The change in noninterest income in 2009 from 2008, and 2008 from 2007 is illustrated on Table 5 on page 29.

Noninterest expense increased in 2009 by $30.4 million, or 7.1 percent, compared to 2008 and increased in 2008 by $23.0 million, or 5.7 percent, compared to 2007. Salaries and employee benefits expense increased by $12.9 million, or 5.7 percent, mostly due to higher employee base salaries, higher commissions and bonuses and higher cost of benefits. Regulatory fees increased $12.9 million, or 473.1 percent, primarily due to increased deposit insurance assessments from the FDIC and a $4.8 million special assessment paid to the FDIC in the third quarter of 2009. Equipment expense decreased $5.4 million, or 10.2 percent, from the same period in 2008, due to lower depreciation and amortization expense of equipment and software. Amortization of other intangibles increased by $3.1 million, or 98.7 percent, primarily due to increased amortization from the acquisition of J.D. Clark & Co., Inc. during the second quarter of 2009. Noninterest expense in 2008 was impacted by a reduction of the covered litigation provision of $4.0 million related to the Visa-covered litigation escrow established due to the Visa IPO during the first quarter of 2008. The increase in noninterest expense in 2009 from 2008, and 2008 from 2007 is illustrated on Table 6 on page 31.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2009, 2008 and 2007.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 2 analyzes net interest margin for the three years ended December 31, 2009, 2008 and 2007. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2005 through 2009 are presented in a table following “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 44 and 45. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

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

Average Volume		Average Rate		2009 vs. 2008	Increase (Decrease)
2009	2008	2009	2008		Volume	Rate	Total
				Change in interest earned on:
$4,383,551	$4,193,871	4.92%	5.77%	Loans	$9,315	$(35,737)	$(26,422)
				Securities:
3,432,373	2,614,787	3.10	4.22	Taxable	25,362	(29,267)	(3,905)
916,302	764,070	4.98	5.20	Tax-exempt	5,321	(2,191)	3,130
54,069	321,757	0.49	2.42	Federal funds sold and resell agreements	(1,302)	(6,234)	(7,536)
492,915	68,548	0.83	0.68	Interest-bearing due from banks	3,535	102	3,637
33,503	40,622	2.39	3.69	Other	(161)	(499)	(660)

9,312,713	8,003,655	4.00	5.02	Total	42,070	(73,826)	(31,756)
				Change in interest incurred on:
5,211,569	4,596,100	0.96	1.95	Interest-bearing deposits	5,895	(45,720)	(39,825)
1,351,206	1,288,901	0.15	1.65	Federal funds purchased and repurchase agreements	92	(19,397)	(19,305)
51,857	53,735	2.53	3.48	Other	(48)	(513)	(561)

$6,614,632	$5,938,736	0.80%	1.90%	Total	5,939	(65,630)	(59,691)

				Net interest income	$36,131	$(8,196)	$27,935

Average Volume		Average Rate		2008 vs. 2007	Increase (Decrease)
2008	2007	2008	2007		Volume	Rate	Total
				Change in interest earned on:
$4,193,871	$3,901,853	5.77%	6.94%	Loans	$16,842	$(45,753)	$(28,911)
				Securities:
2,614,787	2,061,994	4.22	4.73	Taxable	23,330	(10,553)	12,777
764,070	725,765	5.20	5.12	Tax-exempt	737	240	977
321,757	360,288	2.42	5.18	Federal funds sold and resell agreements	(934)	(9,926)	(10,860)
68,548	—	0.68	—	Interest-bearing due from banks	467	—	467
40,622	58,862	3.69	4.03	Other	(688)	(202)	(890)

8,003,655	7,108,762	5.02	6.00	Total	39,754	(66,194)	(26,440)
				Change in interest incurred on:
4,596,100	3,936,104	1.95	3.05	Interest-bearing deposits	12,887	(43,360)	(30,473)
1,288,901	1,272,699	1.65	4.66	Federal funds purchased and repurchase agreements	268	(38,212)	(37,944)
53,735	49,777	3.48	4.54	Other	138	(528)	(390)

$5,938,736	$5,258,580	1.90%	3.46%	Total	13,293	(82,100)	(68,807)

				Net interest income	$26,461	$15,906	$42,367

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2009	2008	2007
Average earning assets	$9,312,713	$8,003,655	$7,109,235
Interest-bearing liabilities	6,614,632	5,938,736	5,258,580

Interest-free funds	$2,698,081	$2,064,919	$1,850,655

Free funds ratio (free funds to earning assets)	28.97%	25.80%	26.03%

Tax-equivalent yield on earning assets	4.00%	5.02%	6.00%
Cost of interest-bearing liabilities	0.80	1.90	3.46

Net interest spread	3.20%	3.12%	2.54%
Benefit of interest-free funds	0.23	0.48	0.90

Net interest margin	3.43%	3.60%	3.44%

The Company experienced an increase in net interest income of $27.9 million, or 10.2 percent, for the year 2009, compared to 2008. This follows an increase of $42.4 million, or 18.2 percent, for the year 2008, compared to 2007. As illustrated in Table 1, the 2009 increase is due to a favorable volume variance. The most significant portion of this favorable volume variance is associated with higher securities balances, coupled with continued growth in the loan balances in 2009 and 2008, respectively. In 2009, the favorable volume variances for earning assets were outpaced by the rate variances. However, the Company reduced the average cost of interest-bearing liabilities by 110 basis points during 2009, resulting in the positive increase in net interest income.

The decrease in the cost of funds has led to a declining beneficial impact from interest-free funds. However, the Company still maintains a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 32.5 percent, 30.9 percent and 32.0 percent of total outstanding deposits at December 31, 2009, 2008 and 2007, respectively. As illustrated in Table 2, the impact from these interest-free funds was 23 basis points in 2009, compared to 48 basis points in 2008 and 90 basis points in 2007.

The 2008 increase in net interest income over 2007 is due to both a favorable volume and a favorable rate variance. In addition to the significant favorable volume variance associated with higher loan and securities balances in 2008, the reduction of the average cost of interest-bearing liabilities during the year had a favorable impact on the total rate variance.

The Company has experienced a repricing of its earning assets and interest-bearing liabilities during the 2009 interest rate cycle. The average rate on earning assets during 2009 has decreased by 102 basis points, while the average rate on interest-bearing liabilities decreased by 110 basis points, resulting in an 8 basis point improvement in spread. The volume of loans has increased from an average of $4.2 billion in 2008 to an average of $4.4 billion in 2009. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is relatively short in duration and liquid in its composition of assets. If the Federal Reserve’s Open Market Committee maintains rates at current levels, the Company anticipates a negative impact to interest income as a result. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions, market movements and the duration of this rate environment.

During 2010, approximately $2.3 billion of securities are expected to mature and be reinvested. This includes approximately $705 million which will mature during the first quarter of 2010. The total investment portfolio had an average life of 22.9 months and 17.5 months as of December 31, 2009 and 2008, respectively. It should be noted that the Company also has a significant portfolio of short-term investments as of the end of both

2009 and 2008. These securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period. At December 31, 2009, the amount of such investments was approximately $1.1 billion, and without these investments, the average life of the investment portfolio would have been 27.5 months. At December 31, 2008, the amount of such short-term investments was approximately $1.7 billion, and without these short-term investments, the average life of the investment portfolio would have been 25.3 months.

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

	December 31
Loan Category	2009	2008	2007	2006	2005
Commercial	$40,420	$31,617	$30,656	$31,136	$28,445
Consumer	10,128	10,893	9,743	10,387	10,726
Real estate	13,311	9,678	5,520	3,333	1,572
Agricultural	10	59	17	20	32
Leases	270	50	50	50	50

Total allowance	$64,139	$52,297	$45,986	$44,926	$40,825

Table 4 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on pages 45 through 49 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.

As illustrated in Table 4 below, the ALL increased as a percentage of total loans to 1.49 percent as of December 31, 2009, compared to 1.19 percent as of December 31, 2008. Based on the factors above, management of the Company expensed an additional $14.3 million, or 79.8 percent, related to the provision for loan losses in 2009, compared to 2008. This growth is primarily attributable to an increased inherent risk within the loan portfolio and includes an increased qualitative impact of the current economic condition during 2009. This compares to an $8.5 million, or 91.3 percent, increase in the provision for loan losses in 2008, compared to 2007.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2009	2008	2007	2006	2005
Allowance-beginning of year	$52,297	$45,986	$44,926	$40,825	$42,723
Provision for loan losses	32,100	17,850	9,333	8,734	5,775
Allowance of banks and loans acquired	216	—	2,359	—
Charge-offs:
Commercial	(5,532)	(4,281)	(2,615)	(5,861)	(2,261)
Consumer
Bankcard	(13,625)	(8,092)	(5,684)	(4,522)	(5,925)
Other	(4,911)	(4,147)	(3,857)	(2,554)	(1,918)
Real estate	(881)	(61)	(318)	—	(3)

Total charge-offs	(24,949)	(16,581)	(12,474)	(12,937)	(10,107)
Recoveries:
Commercial	1,419	1,338	1,046	3,494	443
Consumer
Bankcard	1,334	1,253	1,107	1,073	1,008
Other	1,936	2,220	2,032	1,376	981
Real estate	2	15	16	2	2

Total recoveries	4,691	4,826	4,201	5,945	2,434

Net charge-offs	(20,258)	(11,755)	(8,273)	(6,992)	(7,673)

Allowance-end of year	$64,139	$52,297	$45,986	$44,926	$40,825

Average loans, net of unearned interest	$4,356,187	$4,175,658	$3,888,149	$3,562,038	$3,109,774
Loans at end of year, net of unearned interest	4,314,705	4,388,148	3,917,125	3,753,445	3,373,944
Allowance to loans at year-end	1.49%	1.19%	1.17%	1.20%	1.21%
Allowance as a multiple of net charge-offs	3.17	x	4.45	x	5.56	x	6.43	x	5.32	x
Net charge-offs to:
Provision for loan losses	63.11%	65.86%	88.64%	80.04%	132.87%
Average loans	0.47	0.28	0.21	0.20	0.25

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income decreased $2.6 million, or 0.8 percent, to $310.2 million for the year ended December 31, 2009, as compared to the same period in 2008. Trust and securities processing income decreased $1.7 million, or 1.4 percent, for year-to-date December 31, 2009, as compared to the same period in 2008. Trading and investment banking income increased $7.0 million, or 35.4 percent, for the year ended December 31, 2009. Service charges on deposits decreased $1.7 million, or 2.0 percent, compared to the same period in 2008. Bankcard fees increased $2.0 million, or 4.6 percent, for the year ended December 31, 2009. Gains on sales of securities available for sale increased $6.4 million compared to 2008. As a direct result of Visa’s Initial Public Offering during the first quarter of 2008, earnings for the year ended December 31, 2008, include a pre-tax gain of $8.9 million from the mandatory redemption of a portion of the company’s Class B shares in Visa. A $1.1 million pre-tax gain was recognized in the third quarter of 2008 as a result of the final contingent payment received on the sale of the securities transfer product.

The Company’s fee-based services provide the opportunity to offer multiple products and services to customers which management believes will more closely align the customer’s product demand with the Company. The Company’s ongoing focus is to continue to develop and offer multiple products and services to its customers. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading/brokerage and cash/treasury management. Management believes that it can offer these products and services both efficiently and profitably, as most have common platforms and support structures. In 2009, the Company continued on its path to implement an integrated wealth management business model. To this end, the Company’s Investment and Wealth Management business had increased sales revenue of 11.9 percent during 2009 to $3.9 million, compared to $3.5 million for 2008. During 2009, the Company invested in this business by hiring seasoned professionals, which management believes will position this business for further growth.

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2009	2008	2007	09-08	08-07	09-08	08-07
Trust and securities processing	$120,544	$122,255	$115,585	$(1,711)	$6,670	(1.4)%	5.8%
Trading and investment banking	26,587	19,636	19,288	6,951	348	35.4	1.8
Service charges on deposit accounts	83,392	85,064	79,880	(1,672)	5,184	(2.0)	6.5
Insurance fees and commissions	4,800	4,564	3,418	236	1,146	5.2	33.5
Brokerage fees	7,172	8,660	8,023	(1,488)	637	(17.2)	7.9
Bankcard fees	45,321	43,348	39,972	1,973	3,376	4.6	8.5
Gain on sale of securities transfer	—	1,090	7,218	(1,090)	(6,128)	(100.0)	(84.9)
Gains on sales of securities available for sale, net	9,737	3,334	1,010	6,403	2,324	>100.0	>100.0
Gain on mandatory redemption of Visa, Inc. common stock	—	8,875	—	(8,875)	8,875	(100.0)	100.0
Other	12,623	15,957	14,394	(3,334)	1,563	(20.9)	10.9

Total noninterest income	$310,176	$312,783	$288,788	(2,607)	$23,995	(0.8)%	8.3%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 5 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2009 compared to 2008, and in 2008 compared to 2007.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and mutual fund assets servicing. This income category slightly decreased by 1.4 percent in 2009, compared to 2008, whereas this category increased by 5.8 percent in 2008, compared to 2007. The Company increased fund administration fee income by $4.0 million and $6.9 million in 2009 and 2008, respectively. More than half of the increase in 2009 is due to the acquisition of JD Clark & Co., Inc. which closed in the second quarter. However, these increases have been offset by decreases in mutual fund and trust fee income. Both of these categories are highly correlated to the market value of assets and the overall health of the equity and financial markets and thus, have been negatively impacted during 2009. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees increased by 35.4 percent and 1.8 percent in 2009 and 2008, respectively. This activity is indicative of the dynamic rate environment and is predominately due to market increases in the Company’s mutual fund investments.

Service charges on deposit accounts decreased by 2.0 percent in 2009, compared to 2008, whereas this category increased by 6.5 percent in 2008, compared to 2007. The decrease in 2009 is due to less return item charges, which was a direct result of the current economic environment. The increase in 2008 is due mostly to greater individual overdrafts and return item charges. Pricing increases and changes (such as improved technology) in overdraft and collection procedures have been the primary reasons for this increase.

Bankcard fees increased 4.6 percent and 8.5 percent in 2009 and 2008, respectively. The increase in both years reflects both higher card volume and a greater average transaction dollar amount. Healthcare card volume increased 26.6 percent over 2008. Additionally, credit card rebate programs encourage increased usage by both consumer and commercial customers. To illustrate the continued success of this program, commercial cardholder volume increased 8.4 percent and 15.8 percent in 2009 and 2008, respectively.

Gains on sales of securities available for sale increased $6.4 million in 2009, as compared to 2008, and increased by $2.3 million in 2008, as compared to 2007.

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

Noninterest Expense

Noninterest expense increased in both 2009 and 2008 compared to the respective prior years. Noninterest expense increased in 2009 by $30.4 million, or 7.1 percent, compared to 2008 and increased in 2008 by $23.0 million, or 5.7 percent, compared to 2007. The main drivers of this increase in 2009 were salaries and employee benefits expense, regulatory fees, and amortization expense from acquisitions, offset by the decrease in equipment expense. Also contributing to the year-over-year change was 2008’s reversal of the covered litigation provision. Table 6 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2009	2008	2007	09-08	08-07	09-08	08-07
Salaries and employee benefits	$240,819	$227,938	$206,883	$12,881	$21,055	5.7%	10.2%
Occupancy, net	34,760	32,472	30,255	2,288	2,217	7.0	7.3
Equipment	47,645	53,044	52,711	(5,399)	333	(10.2)	0.6
Supplies and services	20,237	24,221	23,435	(3,984)	786	(16.4)	3.4
Marketing and business development	15,446	19,431	15,443	(3,985)	3,988	(20.5)	25.8
Processing fees	35,465	32,742	29,861	2,723	2,881	8.3	9.6
Legal and consulting	10,254	8,214	8,451	2,040	(237)	24.8	(2.8)
Bankcard	14,251	11,537	11,064	2,714	473	23.5	4.3
Amortization of intangibles	6,169	3,105	2,943	3,064	162	98.7	5.5
Regulatory fees	15,675	2,735	2,190	12,940	544	>100.0	—
Covered litigation provision	—	(4,023)	4,628	4,023	(8,651)	(100.0)	(>100.0)
Other	19,864	18,738	19,300	1,126	(562)	6.0	(2.9)

Total noninterest expense	$460,585	$430,153	$407,164	30,432	$22,989	7.0%	5.6%

Salaries and employee benefits expense increased by $12.9 million, or 5.7 percent, and $21.1 million, or 10.2 percent, in 2009 and 2008, respectively. The increase in both 2009 and 2008 is primarily due to higher employee base salaries, higher commissions and bonuses and higher cost of benefits. The Company added several key officers during 2009, including those added as a result of acquisitions. During 2009, included in the higher cost of benefits is a $4.1 million increase in health insurance costs associated with the Company’s self-funded insurance plan. During 2008, the Company experienced increases in employee benefits expenses that included a $2.0 million increase in the Company match of the 401(k), a contribution to the Company’s profit sharing plan, and a $1.4 million increase in health insurance costs associated with the Company’s self-funded insurance plan.

Equipment expense decreased $5.4 million, or 10.2 percent, from the same period in 2008, and was relatively flat during 2008, compared to 2007. Several equipment and software components completed their useful lives during 2008 and 2009, resulting in a lower depreciation and amortization expense.

Amortization of other intangibles increased by $3.1 million, or 98.7 percent, during 2009 and was relatively flat during 2008. The increase in 2009 was primarily due to increased amortization from the acquisition of J.D. Clark & Co., Inc. during the second quarter of 2009.

Regulatory fees increased $12.9 million and $0.5 million in 2009 and 2008, respectively. During 2008, this represented a 24.9 percent increase, as compared to the 2007 results. However, during 2009, these expenses more than quadrupled and were a direct result of increased depository insurance assessment rates and a special assessment levied during the second quarter by the FDIC.

During the fourth quarter of 2007, the Company, as a member of Visa U.S.A. Inc. (Visa USA), received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa USA., Visa Canada Association, and Visa International Service Association, in preparation for an initial public offering. Based on this participation, the Company and other Visa USA member banks became aware of an obligation to provide indemnification to Visa in connection with its potential losses resulting from “covered litigation” as described in Visa’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 21, 2007. This covered litigation provision contributed to the decrease in noninterest expense in 2008, but had the opposite impact in 2009’s year-over-year change.

Income Taxes

Income tax expense totaled $31.0 million, $41.8 million and $30.8 million in 2009, 2008, and 2007, respectively. These amounts equate to effective rates of 25.7 percent, 29.9 percent and 29.3 percent for 2009, 2008, and 2007, respectively. The decrease in the effective tax rate from 2008 to 2009 is primarily attributable to (i) tax-exempt income representing a larger percentage of pre-tax net income, (ii) an increase in tax credits received from investments in low-income housing partnerships, and (iii) benefits related to state tax positions taken by the Company. For further information on income taxes refer to Note 17 of the Notes to Consolidated Financial Statements.

Business Segments

The Company’s operations are strategically aligned into six major segments: Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. The segments are differentiated by both the customers served and the products and services offered. Note 13 to the Consolidated Financial Statements describes how these segments are identified and presents financial results of the segments for the years ended December 31, 2009, 2008, and 2007. The Treasury and Other Adjustments category includes items not directly associated with any other segment.

Commercial Banking and Lending’s net income before taxes for 2009 increased $13.2 million to $28.1 million compared to 2008. The increase in net income was driven primarily by an increase in net interest income of $26.5 million which was driven by loan growth of $254.0 million and yield enhancements in this segment during 2009. This increase was partially offset by a $10.4 million increase in provision expense related to loan growth and to ensure the allowance for loan losses is adequately funded for the inherent risk in the loan portfolio. The non-interest expense increase was primarily attributable to an increase in salaries and benefits, primarily from adding sales officers and an increase in incentive expenses due to higher sales volume. Management anticipates a slowly recovering economic environment during 2010 with little movement in interest rates, which will help this segment obtain new customer opportunities and realize line of credit utilization increases.

Payment and Technology Solutions’ 2009 net income before taxes decreased $9.5 million to $54.2 million compared to 2008. Net interest income decreased by $5.5 million due to decreases in funds transfer prices of demand deposits. Noninterest income increased by $0.8 million due to increases in deposit service charge income from treasury management clients and in credit card services income related to commercial cards and health care solutions. Noninterest expense increased $4.1 million compared to 2008 primarily from an increase in technology development investments and additional sales and product delivery associates. The Company has focused significant resources into creating and enhancing products and services to keep the Company in step with clients’ changing needs.

Banking Services’ pre-tax net income was $5.3 million for 2009, which was a $4.4 million increase from 2008 pre-tax income of $1.0 million. For 2009, the increase in pre-tax net income was primarily attributable to an increase in noninterest income of $2.4 million from 2008; an increase in net interest income of $0.8 million and a reduction in expenses of $1.1 million. Noninterest expense decreased primarily from lower allocated costs. The noninterest income increase is attributable to both an increase in volume and margin, particularly in the first four months of 2009 as banks tightened lending practices and increased their investment portfolios. Activity and margins were fairly stable throughout the year. Management believes that economic and regulatory factors will constrain net interest margin, deposit service charges, and trading income in this segment in 2010.

Consumer Services’ net income before taxes for 2009 decreased by $10.1 million to $3.9 million compared to 2008. Several drivers contributed to this decrease. Noninterest expense increased $2.7 million over 2008, in which the most significant driver was FDIC assessment rate increases and the industry-wide special assessment levied on banks during the year. Provision for loan losses also increased over 2008 by $2.9 million, reflecting the general industry trend in credit card charge-offs. The Company’s credit card charge-offs continue to trend significantly below industry averages. Net interest margin decreased $2.1 million over 2008 from decreased funds transfer pricing costs on liabilities. Noninterest income was lower with a decrease of $2.4 million from 2008. This decreases was due to a reduction in return item revenue driven by changes in consumer behavior in the current economic environment.

Asset Management’s pre-tax net income in 2009 was $16.6 million, which is a decrease of $6.7 million from 2008. The decrease in pre-tax net income was attributable to increases in net interest income offset by increases in noninterest expense and decreases in noninterest income. Noninterest income decreased 8.5 percent, mostly due to fees associated with the Scout Funds, corporate and personal trust income, and brokerage service fees. Fees were significantly affected by the downturn in the equity markets, particularly in the fourth quarter of 2008 and the first quarter of 2009. Over 75 percent of the business unit’s noninterest income is based on the market value of the assets it manages and administers. Noninterest income was also affected by historically low interest rates, which greatly reduced revenue from the Scout money market funds and revenue sharing arrangements with third party money funds. Noninterest expense increased $8.8 million mainly from increases in salaries, commissions and benefits. During the first half of the year, staff additions were made to the high net worth sales and service teams. Net flows to the Scout equity and bond funds were $1.0 billion for 2009, compared to $820 million for 2008. Management will continue to focus sales efforts to increase net flows to the Scout Funds during 2010. The ability of the Company to maintain or grow the fee income from this segment is related to the overall health of the equity and financial markets. The assets under management in this segment are diversified across multiple asset classes with approximately 38 percent in the international class, 29 percent in the fixed income class, 17 percent in the U.S. large capitalization class, 8 percent in the short term investment class, and 7 percent in the small and middle capitalization class. Management believes this diversification helps provide protection against significant market changes in any one asset class. The corporate trust business expanded into new territories and grew through acquisitions during the year, although revenue was lower than 2008 due to interest rate pressures, which reduced revenue sharing from money market partners.

Fund Services’ pre-tax net income declined in 2009 to $7.0 million from $12.5 million in 2008. Pre-tax net income decreased $5.4 million in 2009 as a result of lower net interest margin and noninterest expense. Noninterest income increased $3.8 million to $48.9 million. The addition of J.D. Clark & Co., Inc. accounted for most of the increase, offset by declines in asset based fees from existing clients. Net interest income declined $1.8 million from 2008 as a result of lower rates, despite higher average balances. The addition of J.D. Clark & Co., Inc. to UMB Fund Services accounted for a majority of the increase in noninterest expense of $7.4 million from 2008. While pre-tax net income for 2009 declined compared to 2008, income increased in both the third and fourth quarters reflecting both increases in asset and transaction based fees related to overall market performance and the addition of J.D. Clark & Company, Inc.

The net gain before tax for the Treasury and Other Adjustments category was $5.2 million for 2009, compared to $10.4 million for 2008. The gain in 2008 includes the $8.9 million gain on the mandatory redemption of Visa, Inc. class B common stock.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances excluding loans held for sale decreased slightly by $73.4 million in 2009. Commercial real estate and residential real estate loans had the most significant growth in outstanding balances in 2009, compared to 2008. This increase was offset by decreases in both consumer and commercial loans.

Included in Table 7 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 74.3 percent and 73.9 percent of total loans and loans held for sale at the end of 2009 and 2008, respectively. The Company targets customers that will utilize multiple banking services and products.

Table 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2009	2008	2007	2006	2005
Commercial	$1,882,776	$2,053,675	$1,700,789	$1,472,113	$1,419,723
Agricultural	80,757	74,837	68,716	92,680	77,773
Leases	7,510	9,895	6,113	5,781	6,068
Real estate-construction	106,914	89,960	83,292	84,141	47,403
Real estate-commercial	1,141,447	1,030,227	823,531	752,336	567,062

Total business-related	3,219,404	3,258,594	2,682,441	2,407,051	2,118,029

Bankcard	296,527	254,154	227,216	193,838	183,380
Other consumer installment	144,879	315,725	568,610	788,487	804,390
Real estate—residential	653,895	559,675	438,858	364,069	268,145

Total consumer-related	1,095,301	1,129,554	1,234,684	1,346,394	1,255,915

Loans before allowance and loans held for sale	4,314,705	4,388,148	3,917,125	3,753,445	3,373,944
Allowance for loan losses	(64,139)	(52,297)	(45,986)	(44,926)	(40,825)

Net loans before loans held for sale	4,250,566	4,335,851	3,871,139	3,708,519	3,333,119
Loans held for sale	17,523	21,886	12,240	14,120	19,460

Net loans and loans held for sale	$4,268,089	$4,357,737	$3,883,379	$3,722,639	$3,352,579

As a % of total loans and loans held for sale
Commercial	43.46%	46.57%	43.28%	39.07%	41.84%
Agricultural	1.86	1.70	1.75	2.46	2.29
Leases	0.17	0.22	0.16	0.15	0.18
Real estate—construction	2.47	2.04	2.12	2.23	1.40
Real estate—commercial	26.35	23.36	20.96	19.98	16.71

Total business-related	74.31	73.89	68.27	63.89	62.42

Bankcard	6.85	5.76	5.78	5.14	5.40
Other consumer installment	3.34	7.16	14.47	20.93	23.71
Real estate—residential	15.09	12.69	11.17	9.67	7.90

Total consumer-related	25.28	25.61	31.42	35.74	37.01
Loans held for sale	0.41	0.50	0.31	0.37	0.57

Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans represent the largest percent of total loans. Commercial loans decreased slightly as a percentage of total loans and volume compared to 2008. The volume decreased despite an increased capacity to lend through increased commitments over 2008. Commercial line utilization has decreased due to the current economic conditions.

As a percentage of total loans, commercial real estate and real estate construction loans now comprise 28.8 percent of total loans, compared to 25.4 percent at the end of 2008. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

Bankcard loans have increased $42.4 million in 2009, compared to 2008. The increase in bankcard loans is due primarily to increased promotional activity and rewards programs. Bankcard loans continue to be an area of emphasis for the Company.

Other consumer installment loans have decreased in total amount outstanding and as a percentage of loans. During the third quarter of 2007, the Company made the decision to allow the indirect auto loan portfolio to run-off. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff.

Real estate residential loans, although low in overall balances, have increased in both volume and as a percentage of the overall loan portfolio over 2008. The growth in these loans was primarily attributable to home equity lines of credit (HELOC). The HELOC growth was a result of the success of multiple promotions, as well as market penetration within the Company’s current customer base through its current distribution channels. Continued expansion of this portfolio is anticipated.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on pages 48 and 49 of this report.

Investment Securities

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

Securities available for sale and securities held to maturity comprised 46.4 percent of earning assets as of December 31, 2009, compared to 48.2 percent at year-end 2008. Total investment securities totaled $5.0 billion at December 31, 2009, compared to $4.9 billion at year-end 2008. Management expects collateral pledging requirements for public funds, deposit balance changes, and loan demand to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 97.6 percent of the Company’s investment securities portfolio at December 31, 2009, compared to 97.8 percent at year-end 2008. Securities available for sale had a net unrealized gain of $63.8 million at year-end, compared to a net unrealized gain of $64.8 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, as an unrealized gain of $40.5 million at year-end 2009, compared to an unrealized gain of $41.1 million for 2008.

The securities portfolio achieved an average yield on a tax-equivalent basis of 3.5 percent for 2009, compared to 4.4 percent in 2008 and 4.8 percent in 2007. The decrease in yield is due to the replacement of higher yielding securities with lower yielding securities as the investment portfolio is reinvested. The average life of the securities portfolio was 22.9 months at December 31, 2009, compared to 17.5 months at year-end 2008.

Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4 to the Consolidated Financial Statements on page 63 of this document). There are municipal securities that have had unrealized losses for greater than 12 months. Because the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Table 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2009	Amortized Cost	Fair Value
U.S. Treasury	$596,067	$599,077
U.S. Agencies	1,479,784	1,488,760
Mortgage-backed	1,786,899	1,813,658
State and political subdivisions	958,231	984,293

Total	$4,820,981	$4,885,788

December 31, 2008	Amortized Cost	Fair Value
U.S. Treasury	$456,183	$467,961
U.S. Agencies	2,216,866	2,240,524
Mortgage-backed	1,283,036	1,299,003
State and political subdivisions	793,171	807,584

Total	$4,749,256	$4,815,072

	U.S. Treasury Securities		U.S. Agency Securities		Mortgage-backed Securities
December 31, 2009	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$246,655	2.40%	$365,675	1.68%	$173,107	4.80%
Due after 1 year through 5 years	352,422	1.32	1,123,085	1.63	1,472,163	1.21
Due after 5 years through 10 years	—	—	—	—	110,058	3.82
Due after 10 years	—	—	—	—	58,330	3.85

Total	$599,077	1.77%	$1,488,760	1.65%	$1,813,658	3.95%

	State and Political Subdivisions
December 31, 2009	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$161,673	4.26%	$947,110
Due after 1 year through 5 years	573,148	4.47	3,520,818
Due after 5 years through 10 years	232,794	5.29	342,852
Due after 10 years	16,678	5.34	75,008

Total	$984,293	4.64%	$4,885,788

	U.S. Treasury Securities		U.S. Agency Securities		Mortgage-backed Securities
December 31, 2008	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$329,628	3.05%	$1,230,489	1.87%	$168,468	4.37%
Due after 1 year through 5 years	138,333	4.91	1,010,035	2.84	1,099,414	2.31
Due after 5 years through 10 years	—	—	—	—	14,667	4.85
Due after 10 years	—	—	—	—	16,454	5.68

Total	$467,961	3.60%	$2,240,524	2.30%	$1,299,003	4.67%

	State and Political Subdivisions
December 31, 2008	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$125,020	4.56%	$1,853,605
Due after 1 year through 5 years	447,774	5.10	2,695,556
Due after 5 years through 10 years	204,659	5.63	219,326
Due after 10 years	30,131	6.04	46,585

Total	$807,584	5.18%	$4,815,072

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2009	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$—	$—	— %
Due after 1 year through 5 years	14,808	15,166	5.03%
Due after 5 years through 10 years	12,334	12,633	5.17%
Due over 10 years	29,844	30,567	4.28%

Total	$56,986	$58,366	13 yr. 6 mo.

December 31, 2008
Due in one year or less	$—	$—	— %
Due after 1 year through 5 years	11,503	13,270	5.43%
Due after 5 years through 10 years	15,744	18,162	4.82%
Due over 10 years	22,103	25,497	4.36%

Total	$49,350	$56,929	12 yr. 3 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position was $9.8 million at December 31, 2009, and $84.9 million at December 31, 2008.

The Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged year-to-date $629.9 million in 2009, and $777.2 million in 2008.

At December 31, 2009, the Company held securities bought under agreements to resell of $319.9 million compared to $150.2 million at year end 2008. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for a repurchase agreement. These investments averaged $42.2 million in 2009 and $161.0 million in 2008.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2009 were $33.5 million, compared to $40.6 million in 2008, and were recorded at market value. As discussed in the “Quantitative and Qualitative Disclosures About Market Risk—Trading Account” in Part II, Item 7A on page 48 below, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $8.5 billion at December 31, 2009, and $7.7 billion at year end 2008. Deposits averaged $7.6 billion in 2009 and $6.5 billion in 2008. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest–bearing demand deposits averaged $2.4 billion in 2009 and $1.9 billion in 2008. These deposits represented 31.3 percent of average deposits in 2009, compared to 29.6 percent in 2008. The Company’s large commercial customer base provides a significant source of noninterest–bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2009	2008
Maturing within 3 months	$587,650	$378,607
After 3 months but within 6 months	196,192	115,892
After 6 months but within 12 months	173,580	105,816
After 12 months	125,536	72,017

Total	$1,082,958	$672,332

Table 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2009	2008	2007	2006	2005
Amount
Noninterest-bearing demand	$2,372,456	$1,936,170	$1,780,098	$1,840,640	$1,887,273
Interest-bearing demand and savings	3,631,486	3,162,015	2,649,849	2,454,684	2,302,174
Time deposits under $100,000	782,469	833,033	796,528	783,811	658,421

Total core deposits	6,786,411	5,931,218	5,226,475	5,079,135	4,847,868
Time deposits of $100,000 or more	797,614	601,052	489,727	409,663	288,100

Total deposits	$7,584,025	$6,532,270	$5,716,202	$5,488,798	$5,135,968

As a % of total deposits
Noninterest-bearing demand	31.28%	29.64%	31.14%	33.53%	36.75%
Interest-bearing demand and savings	47.88	48.41	46.36	44.72	44.82
Time deposits under $100,000	10.32	12.75	13.93	14.29	12.82

Total core deposits	89.48	90.80	91.43	92.54	94.39
Time deposits of $100,000 or more	10.52	9.20	8.57	7.46	5.61

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date.

Securities sold under agreements to repurchase and fed funds purchased totaled $1.9 billion at December 31, 2009, and $2.1 billion at December 31, 2008. These agreements averaged $1.4 billion in 2009 and $1.3 billion in 2008. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 12

SHORT-TERM DEBT (in thousands)

	2009		2008
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$47,334	0.03%	$68,807	0.07%
Repurchase agreements	1,880,273	0.17	2,058,546	0.22
Other	29,514	0.00	15,807	0.00

Total	$1,957,121	0.16%	$2,143,160	0.21%

Average for year:
Federal funds purchased	$99,738	0.11%	$91,390	1.38%
Repurchase agreements	1,251,468	0.15	1,197,511	1.67
Other	19,790	0.00	17,331	1.28

Total	$1,370,996	0.15%	$1,306,232	1.65%

Maximum month-end balance:
Federal funds purchased	$356,510		$420,800
Repurchase agreements	1,880,273		2,058,546
Other	35,996		215,378

The Company has six fixed-rate advances at December 31, 2009, from the Federal Home Loan Banks at rates of 3.27 percent to 7.13 percent. These advances, collateralized by the Company’s securities, are used to offset interest rate risk of longer-term fixed-rate loans.

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

Total shareholders’ equity was $1,015.6 million at December 31, 2009, compared to $974.8 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. During 2009 and 2008, the Company acquired 703,723 and 580,096 shares, respectively, of its common stock.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.11% and total capital ratio of 14.18% substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on pages 49 and 50 of this report.

Table 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2009, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$11,302	$4,886	$1,335	$17,523
Loans and leases	—	30,036	212,630	4,072,039	4,314,705
Securities available for sale	2,104,410	2,681,541	35,030	—	4,820,981
Securities held to maturity	—	56,986	—	—	56,986
Federal funds and resell agreements	—	329,765	—	—	329,765
Trading securities	899	14,329	9,013	13,973	38,214
Cash and due from banks	830,007	687,128	—	—	1,517,135
All other assets	11,505	—	—	377,058	388,563

Category totals	2,946,821	3,811,087	261,559	4,464,405	11,483,872

Risk-weighted totals	—	762,217	130,780	4,464,405	5,357,402
Off-balance-sheet items (risk-weighted)	—	1,584	1,034	749,668	752,286

Total risk-weighted assets	$—	$763,801	$131,814	$5,214,073	$6,109,688

	Tier1	Tier2	Total
Regulatory Capital
Shareholders’ equity	$1,015,551	$—	$1,015,551
Accumulated other comprehensive gains	(41,449)	—	(41,449)
Premium on purchased banks	(172,927)	—	(172,927)
Allowance for loan losses	—	65,137	65,137

Total capital	$801,175	$65,137	$866,312

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			13.11%
Total capital to risk-weighted assets			14.18%
Leverage ratio (Tier 1 to total average assets less premium on purchased banks)			7.87%

For further discussion of regulatory capital requirements, see note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 69 and 70.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 14 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 79 to 80 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 14

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2009. The Company has no capital leases or long-term purchase obligations. Includes principal payments only.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$1,927,607	$1,927,607	$—	$—	$—
Short-term debt obligations	29,514	29,514	—	—	—
Long-term debt obligations	25,458	4,832	8,467	3,239	8,920
Operating lease obligations	54,717	6,004	10,570	9,265	28,878
Time open and C.D.’s	1,854,999	1,570,143	234,324	45,428	5,104

Total	$3,892,295	$3,538,100	$253,361	$57,932	$42,902

As of December 31, 2009, our total liabilities for unrecognized tax benefits were $2.9 million. We cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 17 to the consolidated financial statements for information regarding the liabilities associated with unrecognized tax benefits.

The table below (a continuation of Table 14 above) details the commitments, contingencies and guarantees for the Company as of December 31, 2009.

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$1,868,869	$471,282	$490,986	$182,962	$723,639
Commitments to extend credit under credit card loans	1,320,416	1,320,416		—	—
Commercial letters of credit	3,538	3,538		—	—
Standby letters of credit	308,866	185,529	118,073	5,264	—
Futures contracts	13,300	13,300	—	—	—
Forward foreign exchange contracts	69,342	69,342	—	—	—
Spot foreign exchange contracts	5,513	5,513	—	—	—

Total	$3,589,844	$2,068,920	$609,059	$188,226	$723,639

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

Allowance for Loan Losses

The Company’s allowance for loan losses represents management’s judgment of the loan losses inherent in the loan portfolio. The allowance is maintained and computed for each bank at a level that such individual bank management considers adequate. The allowance is reviewed quarterly, considering both quantitative and qualitative factors such as historical trends, internal ratings, migration analysis, current economic conditions, loan growth and individual impairment testing.

Larger commercial loans are individually reviewed for potential impairment. For these loans, if management deems it probable that the borrower cannot meet its contractual obligations with respect to payment or timing such loans are deemed to be impaired under current accounting standards. Such loans are then reviewed for potential impairment based on management’s estimate of the borrower’s ability to repay the loan given the availability of cash flows, collateral and other legal options. Any allowance related to the impairment of an individually impaired loan is based on the present value of discounted expected future cash flows, the fair value of the underlying collateral, or the fair value of the loan. Based on this analysis, some loans that are classified as impaired do not have a specific allowance as the discounted expected future cash flows or the fair value of the underlying collateral exceeds the Company’s basis in the impaired loan.

The Company also maintains an internal risk grading system for other loans not subject to individual impairment. An estimate of the inherent loan losses on such risk-graded loans is based on a migration analysis which computes the net charge-off experience related to each risk category.

An estimate of inherent losses is computed on remaining loans based on the type of loan. Each type of loan is segregated into a pool based on the nature of such loans. This includes remaining commercial loans that have a low risk grade, as well as other homogenous loans. Homogenous loans include automobile loans, credit card loans and other consumer loans. Allowances are established for each pool based on the loan type using historical loss rates, certain statistical measures and loan growth.

An estimate of the total inherent loss is based on the above three computations. From this an adjustment can be made based on other factors management considers to be important in evaluating the probable losses in the portfolio such as general economic conditions, loan trends, risk management and loan administration and changes in internal policies.

Goodwill and Other Intangibles

Goodwill is tested annually for impairment. Goodwill is assigned to various reporting units based on which units were expected to benefit from the synergies of the combination at the time of the acquisition. The Company tests impairment at the reporting unit level by estimating the fair value of the reporting unit. If management’s estimate of the fair value of the reporting unit exceeds the carrying amount of the reporting unit, there is no impairment. In order to estimate the fair value of the reporting units, management uses multiples of earnings and assets from recent acquisitions of similar banking, asset management, and fund servicing entities as such entities have comparable operations and economic characteristics. As a result of such impairment tests, the Company has not recognized an impairment charge.

For customer-based identifiable intangibles, the Company amortizes the intangibles over their estimated useful lives of up to seventeen years. When facts and circumstances indicate potential impairment of amortizing intangible assets, the Company evaluates the fair value of the asset and compares it to the carrying value for possible impairment.

Revenue Recognition

Revenue recognition includes the recording of interest on loans and securities and is recognized based on rate multiplied by the principal amount outstanding and also includes the impact of the amortization of related premiums and discounts. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful, or the loan is past due for a period of ninety days or more unless the loan is both well-secured and in the process of collection. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

Accounting for Stock-Based Compensation

The amount of compensation recognized is based primarily on the value of the awards on the grant date. To value stock options, the Company uses the Black-Scholes model, which requires the input of several variables. The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock on the grant date is used to value awards of restricted stock. Forfeitures are estimated at the grant date and reduce the expense recognized. The forfeiture rate is adjusted annually based on experience. The value of the awards, adjusted for forfeitures, is amortized using the straight-line method over the requisite service period. Management of the Company believes that it is probable that all current performance-based awards will achieve the performance target. Please see the discussion of the “Accounting for Stock-Based Compensation” under Note 1 in the Notes to the Consolidated Financial Statements under Item 8 on page 59.

Accounting for Uncertainty in Income Taxes

Under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or ASC 740, the Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely-than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstance and information available at the reporting date. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 17 in the Notes to the Consolidated Financial Statements pages 81 to 83.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2009			2008
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2)(3)	$4,383.6	$215.6	4.92%	$4,193.9	$242.0	5.77%
Securities:
Taxable	3,432.4	106.5	3.10	2,616.5	110.4	4.22
Tax-exempt (FTE)	916.3	45.7	4.98	764.1	39.8	5.20

Total securities	4,348.7	152.2	3.50	3,380.6	150.2	4.44
Federal funds sold and resell agreements	54.1	0.3	0.49	321.8	7.8	2.42
Interest-bearing	492.9	4.1	0.83	66.8	0.4	0.68
Other earning assets (FTE)	33.5	0.8	2.39	40.6	1.5	3.69

Total earning assets (FTE)	9,312.8	373	4.00	8,003.7	401.9	5.02
Allowance for loan losses	(57.3)			(49.5)
Cash and due from banks	345.2			487.6
Other assets	510.0			456.2

Total assets	$10,110.7			$8,897.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$3,631.4	$16.1	0.45%	$3,162.0	$37.8	1.20%
Time deposits under $100,000	782.5	18.4	2.35	833.0	30.7	3.69
Time deposits of $100,000 or more	797.6	15.4	1.93	601.1	21.2	3.53

Total interest bearing deposits	5,211.5	49.9	0.96	4,596.1	89.7	1.95
Short-term debt	19.8	—	1.28	17.4	0.6	1.28
Long-term debt	32.1	1.3	4.53	36.3	1.7	4.53
Federal funds purchased and repurchase agreements	1,351.2	2.0	0.15	1,288.9	21.3	1.65

Total interest bearing liabilities	6,614.6	53.2	0.80	5,938.7	113.3	1.90
Noninterest bearing demand deposits	2,372.5			1,936.2
Other	117.0			89.9

Total	9,104.1			7,964.8

Total shareholders’ equity	1,006.6			933.1

Total liabilities and shareholders’ equity	$10,110.7			$8,897.9

Net interest income (FTE)		$319.7			$288.6
Net interest spread			3.20%			3.12%
Net interest margin			3.43%			3.60%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $16.7 million $13.9 million, $12.2 million, $10.9 million, and $10.0 million in 2009, 2008, 2007, 2006, and 2005, respectively.
(2)	Loan fees are included in interest income. Such fees totaled $13.8 million $13.2 million, $10.3 million, $9.9 million, and $7.9 million in 2009, 2008, 2007, 2006, and 2005, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2007			2006			2005
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance Five-Year Compound Growth Rate
$3,901.9	$270.8	6.94%	$3,579.7	$238.6	6.66%	$3,130.8	$177.1	5.66%	9.53%
2,062.0	97.6	4.73	2,059.9	85.6	4.15	2,230.6	64.8	2.91	7.86
725.8	37.1	5.12	682.4	34.1	4.99	629.6	29.7	4.72	8.29

2,787.8	134.7	4.83	2,742.3	119.7	4.36	2,860.2	94.5	3.30	7.95
360.2	18.7	5.18	378.0	19.1	5.06	228.2	8.0	3.50	(28.04)
—	—	—	—	—	—	—	—	—	100.00
58.9	2.4	4.03	56.6	2.6	4.68	60.1	2.4	3.91	(13.50)

7,108.8	426.6	6.00	6,756.6	380.0	5.62	6,279.3	282.0	4.49	8.84
(45.6)			(42.2)			(40.5)			5.28
481.1			461.7			481.2			(7.55)
452.0			407.1			374.0			6.98

$7,996.3			$7,583.2			$7,094.3			7.85%

$2,649.9	$60.7	2.29%	$2,454.7	$48.9	1.99%	$2,302.2	$25.8	1.12%	10.40%
796.5	35.9	4.51	783.8	30.4	3.88	658.4	17.9	2.72	3.19
489.7	23.6	4.82	409.7	17.6	4.30	288.1	8.4	2.92	28.60

3,936.1	120.2	3.05	3,648.2	96.9	2.66	3,248.7	52.1	1.60	10.87
12.9	0.6	4.59	13.5	0.6	2.87	14.5	0.4	2.87	1.48
36.9	1.7	4.53	37.5	1.6	4.27	34.8	1.8	4.89	12.64
1,272.7	59.3	4.66	1,148.5	52.8	4.60	1,029.1	29.4	2.85	5.16

5,258.6	181.8	3.46	4,847.7	151.9	3.13	4,327.1	83.7	1.93	9.52
1,780.1			1,840.6			1,887.3			4.92
83.5			51.8			50.5			21.99

7,122.2			6,740.1			6,264.9			8.32

874.1			843.1			829.4			4.15

$7,996.3			$7,583.2			$7,094.3			7.85%

	$244.8			$228.1			$198.3
		2.54%			2.49%			2.56%
		3.44%			3.38%			3.16%

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

Table 15 shows the expected net interest income increase or decrease over the next twelve months as of December 31, 2009, and 2008.

Table 15

MARKET RISK (in thousands)

	Net Interest Income
Rate Change in Basis Points	December 31, 2009 Amount of Change	December 31, 2008 Amount of Change
200	$(7,224)	$(11,543)
100	(2,913)	(5,772)
Static	—	—
(100)	(7,797)	(2,506)
(200)	(14,530)	(5,012)

The Company is sensitive at December 31, 2009, to increases or decreases in rates. A decrease in interest rates will cause a decrease in net interest income. Increases in interest rates will cause smaller decreases in net interest income than in the declining rate environment. While the exposure is directionally similar to that of 2008, the exposure has decreased toward rising rates due to the Company having a greater percentage of earning assets in overnight investments, a lesser percentage of rate bearing liabilities in overnight funding instruments, and a larger percentage of total funding sources in non rate bearing demand deposits as compared to 2008. A primary contributor to the increased exposure to falling rates is that with market interest rates being at historically low levels, in some cases close to zero, a large portion of the Company’s liabilities have reached in effect a floor. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Table 16

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2009	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$1,608.2	$386.5	$482.8	$2,477.5	$1,503.3	$351.5	$4,332.3
Securities	732.3	650.5	747.5	2,130.3	2,311.7	523.5	4,965.5
Federal funds sold and resell agreements	329.8	—	—	329.8	—	—	329.8
Other	829.2	80.0	101.5	1,010.7	84.1	0.5	1,095.3

Total earning assets	$3,499.5	$1,117.0	$1,331.8	$5,948.3	$3,899.1	$875.5	$10,722.9

% of total earning assets	32.6%	10.4%	12.4%	55.5%	36.4%	8.2%	100.0%

Funding sources
Interest-bearing demand and savings	$577.8	$433.3	$866.7	$1,877.8	$165.4	$1,861.0	$3,904.2
Time deposits	827.3	390.6	354.4	1,572.3	277.5	5.1	1,854.9
Federal funds purchased and repurchase agreements	1,927.6	—	—	1,927.6	—	—	1,927.6
Borrowed funds	55.0	—	—	55.0	—	—	55.0
Noninterest-bearing sources	173.8	139.6	279.2	592.6	894.1	1,494.5	2,981.2

Total funding sources	$3,561.5	$963.5	$1,500.3	$6,025.3	$1,337.0	$3,360.6	$10,722.9

% of total earning assets	33.2%	9.0%	14.0%	56.2%	12.5%	31.2%	100.0%
Interest sensitivity gap	$(62.0)	$153.5	$(168.5)	$(77.0)	$2,562.1	$(2,485.1)
Cumulative gap	(62.0)	91.5	(77.1)	(77.0)	2,485.1	—
As a % of total earning assets	(0.6)%	0.9%	(0.7)%	(0.7)%	23.2%	—
Ratio of earning assets to funding sources	0.98	1.16	0.89	0.99	2.92	0.26

Cumulative ratio of Earning Assets 2009	0.98	1.02	0.99	0.99	1.34	1.00
to Funding Sources 2008	1.32	1.37	1.26	1.26	1.44	1.00

Trading Account

The Company’s subsidiary, UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts are marked to market daily.

This account had a balance of $38.2 million as of December 31, 2009, compared to $38.5 million as of December 31, 2008.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 26.4 percent of total loans at December 31, 2009, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses (ALL) is discussed on pages 27 and 28. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $14.4 million from December 31, 2008, and increased $2.2 million compared to December 31, 2007. This increase is related to the downgrade of a large syndicated credit combined with the general effects of the continued downturn in the economy. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $5.2 million in other real estate owned as of December 31, 2009. There was $1.6 million of other real estate owned at December 31, 2008. Loans past due more than 90 days totaled $8.3 million at December 31, 2009, compared to $6.9 million at December 31, 2008.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $2.0 million of restructured loans at December 31, 2009, and $0.1 million at December 31, 2008.

Table 17

LOAN QUALITY (in thousands)

	December 31
	2009		2008		2007		2006		2005
Nonaccrual loans	$21,263		$8,675		$6,437		$6,539		$5,439
Restructured loans	2,000		141		144		24		—

Total nonperforming loans	23,263		8,816		6,581		6,563		5,439
Other real estate owned	5,203		1,558		1,151		317		—

Total nonperforming assets	$28,466		$10,374		$7,732		$6,880		$5,439

Loans past due 90 days or more	$8,319		$6,923		$2,922		$4,034		$4,829
Allowance for loans losses	64,139		52,297		45,986		44,926		40,825

Ratios
Nonperforming loans as a % of loans	0.54%		0.20%		0.17%		0.17%		0.16%
Nonperforming assets as a % of loans plus other real estate owned	0.66		0.24		0.20		0.18		0.16
Nonperforming assets as a % of total assets	0.24		0.09		0.08		0.08		0.07
Loans past due 90 days or more as a % of loans	0.18		0.16		0.07		0.11		0.14
Allowance for Loan Losses as a % of loans	1.48		1.19		1.17		1.20		1.20
Allowance for Loan Losses as a multiple of nonperforming loans	2.76	x	5.93	x	6.99	x	6.85	x	7.51	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $4.9 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2009, approximately 86.5 percent of the securities available-for-sale were pledged or used as collateral; compared to 95.7 percent at December 31, 2008. There was $427.3 million of excess collateral pledged at December 31, 2008.

Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company has not issued any debt since 1993, when $15 million of medium-term notes were issued to fund bank acquisitions. Prior to being paid off in February 2003, these notes were rated A3 by Moody’s Investor Service and A- by Standard and Poor’s.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2009, was $3.5 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 24, 2010

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2009	2008
ASSETS
Loans	$4,314,705	$4,388,148
Allowance for loan losses	(64,139)	(52,297)

Net loans	4,250,566	4,335,851
Loans held for sale	17,523	21,886
Investment securities:
Available for sale	4,885,788	4,815,072
Held to maturity (market value of $58,366 and $56,929, respectively)	56,986	49,350
Federal Reserve Bank stock and other	22,732	21,505
Trading securities	38,214	38,480

Total investment securities	5,003,720	4,924,407
Federal funds sold and securities purchased under agreements to resell	329,765	235,092
Interest-bearing due from banks	1,057,195	575,309
Cash and due from banks	458,093	423,599
Bank premises and equipment, net	217,642	226,790
Accrued income	64,949	64,513
Goodwill	131,356	104,924
Other intangibles	47,462	18,101
Other assets	85,084	46,124

Total assets	$11,663,355	$10,976,596

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,775,222	$2,383,454
Interest-bearing demand and savings	3,904,268	3,880,165
Time deposits under $100,000	772,040	789,375
Time deposits of $100,000 or more	1,082,958	672,332

Total deposits	8,534,488	7,725,326
Federal funds purchased and repurchase agreements	1,927,607	2,127,353
Short-term debt	29,514	15,807
Long-term debt	25,458	35,925
Accrued expenses and taxes	107,896	81,429
Other liabilities	22,841	15,945

Total liabilities	10,647,804	10,001,785

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 40,439,607 and 40,947,795 shares outstanding, respectively	55,057	55,057
Capital surplus	712,774	707,812
Retained earnings	562,748	502,073
Accumulated other comprehensive income	40,454	41,105
Treasury stock, 14,617,123 and 14,108,935 shares, at cost, respectively	(355,482)	(331,236)

Total shareholders’ equity	1,015,551	974,811

Total liabilities and shareholders’ equity	$11,663,355	$10,976,596

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2009	2008	2007
INTEREST INCOME
Loans	$215,305	$241,727	$270,638
Securities:
Available for sale—taxable interest	106,474	110,379	97,575
Available for sale—tax exempt interest	28,201	25,380	24,378
Held to maturity—taxable interest	—	—	1
Held to maturity—tax exempt interest	1,175	866	891

Total securities income	135,850	136,625	122,845

Federal funds sold and resell agreements	263	7,799	18,659
Interest-bearing due from banks	4,078	441	—
Trading securities	721	1,381	2,271

Total interest income	356,217	387,973	414,413

INTEREST EXPENSE
Deposits	49,919	89,744	120,217
Federal funds purchased and repurchase agreements	2,001	21,306	59,250
Short-term debt	—	222	591
Long-term debt	1,312	1,650	1,671

Total interest expense	53,232	112,922	181,729

Net interest income	302,985	275,051	232,684
Provision for loan losses	32,100	17,850	9,333

Net interest income after provision for loan losses	270,885	257,201	223,351

NONINTEREST INCOME
Trust and securities processing	120,544	122,255	115,585
Trading and investment banking	26,587	19,636	19,288
Service charges on deposit accounts	83,392	85,064	79,880
Insurance fees and commissions	4,800	4,564	3,418
Brokerage fees	7,172	8,660	8,023
Bankcard fees	45,321	43,348	39,972
Gain on sale of securities transfer, net	—	1,090	7,218
Gains on sales of securities available for sale, net	9,737	3,334	1,010
Gain on mandatory redemption of Visa, Inc. class B common stock	—	8,875	—
Other	12,623	15,957	14,394

Total noninterest income	310,176	312,783	288,788

NONINTEREST EXPENSE
Salaries and employee benefits	240,819	227,938	206,883
Occupancy, net	34,760	32,472	30,255
Equipment	47,645	53,044	52,711
Supplies and services	20,237	24,221	23,435
Marketing and business development	15,446	19,431	15,443
Processing fees	35,465	32,742	29,861
Legal and consulting	10,254	8,214	8,451
Bankcard	14,251	11,537	11,064
Amortization of other intangible assets	6,169	3,105	2,943
Regulatory fees	15,675	2,735	2,190
Covered litigation provision	—	(4,023)	4,628
Other	19,864	18,737	19,300

Total noninterest expense	460,585	430,153	407,164

Income before income taxes	120,476	139,831	104,975
Income tax expense	30,992	41,756	30,762

Net income	$89,484	$98,075	$74,213

PER SHARE DATA
Net income—basic	$2.22	$2.41	$1.78
Net income—diluted	2.20	2.38	1.77
Weighted average shares outstanding	40,324,437	40,739,240	41,712,223

See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2007	$55,057	$699,794	$380,464	$(17,259)	$(269,181)	$848,875
Net income	—	—	74,213	—	—	74,213
Change in net unrealized losses on securities	—	—	—	29,505	—	29,505

Total comprehensive income						103,718
Cash dividends ($0.57 per share)	—	—	(23,853)	—	—	(23,853)
Purchase of treasury stock	—	—	—	—	(43,309)	(43,309)
Issuance of equity awards	—	(946)	—	—	1,083	137
Recognition of equity based compensation	—	3,383	—	—	—	3,383
Sale of treasury stock	—	321	—	—	181	502
Net tax benefit related to equity compensation	—	26	—	—	—	26
Exercise of stock options	—	336	—	—	759	1,095

Balance December 31, 2007	$55,057	$702,914	$430,824	$12,246	$(310,467)	$890,574

						—
Net income	—	—	98,075	—	—	98,075
Change in net unrealized losses on securities	—	—	—	28,859	—	28,859

Total comprehensive income						126,934
Cash Dividends ($0.655 per share)	—	—	(26,826)	—	—	(26,826)
Purchase of treasury stock	—	—	—	—	(23,406)	(23,406)
Issuance of equity awards	—	(899)	—	—	1,039	140
Recognition of equity based compensation	—	4,212	—	—	—	4,212
Net tax benefit related to equity compensation plans	—	367	—	—	—	367
Sale of treasury stock	—	392	—	—	170	562
Exercise of stock options	—	826	—	—	1,428	2,254

Balance December 31, 2008	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811

Net income	—	—	89,484	—	—	89,484
Change in net unrealized gains on securities	—	—	—	(651)	—	(651)

Total comprehensive income						88,833
Cash Dividends ($0.710 per share)	—	—	(28,809)	—	—	(28,809)
Purchase of treasury stock	—	—	—	—	(26,894)	(26,894)
Issuance of equity awards	—	(1,457)	—	—	1,589	132
Recognition of equity based compensation	—	5,313	—	—	—	5,313
Net tax benefit related to equity compensation plans	—	191	—	—	—	191
Sale of treasury stock	—	419	—	—	215	634
Exercise of stock options	—	496	—	—	844	1,340

Balance December 31, 2009	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$89,484	$98,075	$74,213
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,100	17,850	9,333
Depreciation and amortization	38,107	37,729	37,385
Deferred income taxes	(5,966)	(5,023)	1,253
Net decrease in trading securities and other earning assets	266	5,403	20,651
Gains on sales of securities available for sale	(9,737)	(3,334)	(1,010)
Losses on sales of assets	458	567	597
Amortization of securities premiums, net of discount accretion	25,712	3,425	(5,162)
Originations of loans held for sale	(248,670)	(133,229)	(114,849)
Net gains on sales of loans held for sale	(1,587)	(726)	(479)
Proceeds from sales of loans held for sale	254,620	124,309	117,208
Issuance of equity awards	132	140	137
Equity based compensation	5,313	4,212	3,409
Changes in:
Accrued income	(436)	(1,598)	(4,708)
Accrued expenses and taxes	3,996	(3,669)	4,838
Other assets and liabilities, net	(37,102)	(10,100)	(11,535)

Net cash provided by operating activities	146,690	134,031	131,281

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	7,922	15,984	12,185
Proceeds from sales of securities available for sale	198,953	110,339	67,929
Proceeds from maturities of securities available for sale	3,141,929	3,173,015	1,762,252
Purchases of securities held to maturity	(18,105)	(30,657)	(9,603)
Purchases of securities available for sale	(3,421,837)	(4,649,962)	(1,923,890)
Net decrease (increase) in loans	66,276	(427,693)	(172,015)
Net (increase) decrease in fed funds sold and resell agreements	(94,673)	476,920	136,910
Net increase in interest bearing balances due from other financial institutions	(174,405)	(70,943)	—
Purchases of bank premises and equipment	(23,426)	(20,637)	(27,873)
Net cash paid for acquisitions and branch sales	(48,451)	(47,100)	(785)
Proceeds from sales of bank premises and equipment	2,165	712	485

Net cash used in investing activities	(363,652)	(1,470,022)	(154,405)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	415,784	1,151,514	116,310
Net increase (decrease) in time deposits	393,291	(62,078)	125,528
Net (decrease) increase in fed funds purchased and repurchase agreements	(199,746)	392,604	113,804
Net change in short-term debt	13,707	(17,946)	15,872
Proceeds from long-term debt	2,000	4,200	2,480
Repayment of long-term debt	(12,467)	(4,307)	(4,468)
Cash dividends paid	(28,792)	(26,814)	(29,278)
Net tax benefit related to equity compensation plans	191	367	—
Proceeds from exercise of stock options and sales of treasury shares	1,974	2,816	1,597
Purchases of treasury stock	(26,894)	(23,406)	(43,309)

Net cash provided by financing activities	559,048	1,416,950	298,536

Increase in cash and due from banks	342,086	80,959	275,412
Cash and due from banks at beginning of year	887,559	806,600	531,188

Cash and due from banks at end of year	$1,229,645	$887,559	$806,600

Supplemental disclosures:
Income taxes paid	$35,202	$45,516	$31,615
Total interest paid	53,521	122,873	178,797

See Notes to Consolidated Financial Statements.

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

Consolidation

The Company and its wholly owned subsidiaries are included in the consolidated financial statements (references hereinafter to the “Company” in these Notes to Consolidated Financial Statements include wholly owned subsidiaries). Intercompany accounts and transactions have been eliminated.

Revenue Recognition

Interest on loans and securities is recognized based on rate times the principal amount outstanding. This includes the impact of amortization of premiums and discounts. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

Cash and Due From Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and due from banks.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $771.6 million and $464.0 million at December 31, 2009 and 2008, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $285.6 million and $111.3 million at December 31, 2009 and 2008, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
	2009	2008
Due from the Federal Reserve	$771,552	$463,960
Cash and due from banks	458,093	423,599

Cash and due from banks at end of year	$1,229,645	$887,559

Loans and Loans Held for Sale

A loan is considered to be impaired when management believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation allowance equal to the carrying amount of the loan in excess of the present value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated future cash flows discounted at the loan’s effective rate, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Consumer loans are collectively evaluated for impairment. Commercial loans are generally evaluated for impairment on a loan-by-loan basis.

Loans, including those that are considered to be impaired, are evaluated regularly by management. Loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.

The adequacy of the allowance for loan losses is based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectability may not be assured, determination of the existence and realizable value of the collateral and guarantees securing such loans. The actual losses, notwithstanding such considerations, however, could differ from the amounts estimated by management.

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

Securities held to maturity are carried at amortized historical cost based on management’s intention, and the Company’s ability to hold them to maturity. The Company classifies certain securities of state and political subdivisions as held to maturity. Certain significant unforeseeable changes in circumstances may cause a change in the intent to hold these securities to maturity. For example, such changes may include deterioration in the issuer’s credit-worthiness that is expected to continue or a change in tax law that eliminates the tax-exempt status of interest on the security.

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

Goodwill and Other Intangibles

Goodwill on purchased affiliates represents the cost in excess of net tangible assets acquired. The Company has elected November 30 as its annual measurement date for testing impairment, and as a result of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment tests of goodwill performed on that date in 2009, 2008 and 2007, no impairment charge was recorded. Other intangible assets are amortized over a period of up to 17 years.

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

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board ASC 740, Income Taxes. Under the asset and liability method of ASC 740, the Company recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on the liability method and represents the change in the deferred income tax accounts during the year excluding the tax effect of the change in net unrealized gain/(loss) on securities available for sale.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which has been codified into ASC 740, on January 1, 2007. This Interpretation clarifies the accounting and reporting for uncertainties in income tax law. It prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions. Differences between a tax position taken or expected to be taken in the Company’s tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. For the year ended December 31, 2009, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 301,902; 399,230; and 293,820 shares issuable upon the exercise of stock options granted by the Company at December 31, 2009, 2008, and 2007, respectively.

Options issued under employee benefit plans to purchase 896,621; 122,900; and 512,312 shares of common stock were outstanding at December 31, 2009, 2008, and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or an observed market price, if such a price exists. Such cost is generally recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company also estimates the number of instruments that will ultimately be issued by applying a forfeiture rate to each grant.

Subsequent Events

The Company has evaluated subsequent events through February 24, 2010, which is the date the financial statements were issued.

2.  NEW ACCOUNTING PRONOUNCEMENTS

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

Interim Disclosures about Fair Value of Financial Instruments    In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or ASC 820. This FSP relates to fair value disclosures for any financial instruments including those that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP shall be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009, with no effect on its financial position or results of operations except for additional disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments    In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” or ASC 320. This FSP is intended to bring greater consistency to the timing of other-than-temporary impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP on April 1, 2009, with no effect on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events    In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” or ASC 855. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement identifies the period after the balance sheet date that transactions should be evaluated for potential recognition or disclosure. It further sets forth the circumstances under which transactions occurring after the balance sheet date should be recognized and the types of disclosure required. This Statement shall be effective for interim reporting periods ending after June 15, 2009. The Company adopted this standard in the second quarter of 2009, with no effect on its financial position or results of operations.

Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140    In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” or ASC 860. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 to qualifying special-purpose entities. This Statement shall be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within the first annual reporting period. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

Amendments to FASB Interpretation No. 46(R)    In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” or ASC 810, which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). This Statement shall be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within the first annual reporting period. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

This table provides a summary of the major categories of loans as of December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Commercial, financial, and agricultural	$1,963,533	$2,128,512
Real estate construction	106,914	89,960
Consumer	441,406	569,879
Real Estate	1,795,342	1,589,902
Leases	7,510	9,895

Total loans	4,314,705	4,388,148
Loans held for sale	17,523	21,886

Total loans and loans held for sale	$4,332,228	$4,410,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2009 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$240,319	$307,391	$22,112	$569,822
Real estate construction	7,661	5,786	1,212	14,659
All other loans	325,941	71,754	189,324	587,019

Total variable rate loans	573,921	384,931	212,648	1,171,500
Fixed Rate
Commercial, financial and agricultural	914,007	425,703	54,001	1,393,711
Real estate construction	51,824	19,282	21,149	92,255
All other loans	610,457	923,605	140,700	1,674,762

Total fixed rate loans	1,576,288	1,368,590	215,850	3,160,727

Total loans and loans held for sale	$2,150,209	$1,753,521	$428,498	$4,332,228

This table details loan maturities by variable and fixed rates as of December 31, 2008 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$652,840	$194,405	$42,301	$889,546
Real estate construction	35,175	3,022	1,630	39,827
All other loans	310,140	78,535	121,919	510,594

Total variable rate loans	998,155	275,962	165,850	1,439,967
Fixed Rate
Commercial, financial and agricultural	765,495	373,604	93,154	1,232,253
Real estate construction	18,596	24,628	6,908	50,132
All other loans	552,547	994,328	140,807	1,687,682

Total fixed rate loans	1,336,638	1,392,560	240,869	2,970,067

Total loans and loans held for sale	$2,334,793	$1,668,522	$406,719	$4,410,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

This table provides a rollforward of the allowance for loan losses for the three years ended December 31, 2009, 2008, and 2007 (in thousands):

	Year Ended December 31
	2009	2008	2007
Allowance—beginning of year	$52,297	$45,986	$44,926
Additions (deductions):
Charge-offs	(24,949)	(16,581)	(12,474)
Recoveries	4,691	4,826	4,201

Net charge-offs	(20,258)	(11,755)	(8,273)

Provision charged to expense	32,100	17,850	9,333
Allowance for banks and loans acquired	—	216	—

Allowance—end of year	$64,139	$52,297	$45,986

The Company has ceased the recognition of interest on loans with a carrying value of $21.3 million and $8.7 million at December 31, 2009 and 2008, respectively. Restructured loans totaled $2.0 million and $0.1 million at December 31, 2009 and 2008, respectively. Loans 90 days past due and still accruing interest amounted to $8.3 million and $6.9 million at December 31, 2009 and 2008, respectively.

Impaired Loans

This table provides an analysis of impaired loans for the three years ended December 31, 2009, 2008, and 2007 (in thousands):

	Year Ended December 31
	2009	2008	2007
Total impaired loans as of December 31	$20,880	$7,582	$5,617
Amount of impaired loans which have a related allowance	14,290	537	798
Amount of related allowance	3,813	225	433
Remaining impaired loans with no allowance	6,590	7,045	4,819
Average recorded investment in impaired loans during year	14,974	5,958	5,798

There was an insignificant amount of interest recognized on impaired loans during 2009, 2008, and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2009 and 2008 (in thousands):

2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$596,067	$3,549	$(539)	$599,077
U.S. Agencies	1,479,784	10,426	(1,450)	1,488,760
Mortgage-backed	1,786,899	33,038	(6,279)	1,813,658
State and political subdivisions	958,231	26,530	(468)	984,293

Total	$4,820,981	$73,543	$(8,736)	$4,885,788

2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$456,183	$11,799	$(21)	$467,961
U.S. Agencies	2,216,866	24,330	(672)	2,240,524
Mortgage-backed	1,283,036	17,351	(1,384)	1,299,003
State and political subdivisions	793,171	15,241	(828)	807,584

Total	$4,749,256	$68,721	$(2,905)	$4,815,072

The following table presents contractual maturity information for securities available for sale at December 31, 2009 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$768,365	$774,003
Due after 1 year through 5 years	2,021,371	2,048,655
Due after 5 years through 10 years	227,857	232,794
Due after 10 years	16,489	16,678

Total	3,034,082	3,072,130
Mortgage-backed securities	1,786,899	1,813,658

Total securities available for sale	$4,820,981	$4,885,788

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2009, proceeds from the sales of securities available for sale were $198,953,000 compared to $110,339,000 for 2008. Securities transactions resulted in gross realized gains of $9,752,000 for 2009, $3,339,000 for 2008 and $1,201,000 for 2007. The gross realized losses were $15,000 for 2009, $5,000 for 2008, and $191,000 for 2007.

Trading Securities

The net unrealized gains on trading securities at December 31, 2009, 2008, and 2007 were $109,962, $90,283, and $67,335 respectively, and were included in trading and investment banking income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2009 and 2008 (in thousands):

2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$56,986	$1,380	$—	$58,366

2008
State and political subdivisions	$49,350	$7,579	$—	$56,929

The following table presents contractual maturity information for securities held to maturity at December 31, 2009 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$—	$—
Due after 1 year through 5 years	14,808	15,166
Due after 5 years through 10 years	12,334	12,633
Due after 10 years	29,844	30,567

Total securities held to maturity	$56,986	$58,366

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2009 and 2008.

Securities available for sale and held to maturity with a market value of $4,227,243,117 at December 31, 2009, and $4,609,245,000 at December 31, 2008, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 (in thousands).

2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$169,516	$(539)	$—	$—	$169,516	$(539)
Direct obligations of U.S. government agencies	373,255	(1,450)	—	—	373,255	(1,450)
Federal agency mortgage backed securities	398,111	(6,279)	—	—	398,111	(6,279)
Municipal securities	44,921	(427)	1,711	(41)	46,632	(468)

Total temporarily-impaired debt securities available for sale	$985,803	$(8,695)	$1,711	$(41)	$987,514	$(8,736)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	351,561	(694)	—	—	351,561	(694)
Federal agency mortgage backed securities	202,893	(1,381)	1,230	(2)	204,123	(1,383)
Municipal securities	65,600	(788)	1,169	(40)	66,769	(828)

Total temporarily-impaired debt securities available for sale	$620,054	$(2,863)	$2,399	$(42)	$622,453	$(2,905)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by interest rate risk. Because the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $319,939,974 and $150,171,000 at December 31, 2009 and 2008, respectively. Of those balances, $198,407,000 in 2009 and $0 in 2008, represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements).

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

For the years 2009 and 2008, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2009	2008
Balance—beginning of year	$377,302	$207,304
New loans	321,431	453,369
Repayments	(340,257)	(283,371)

Balance—end of year	$358,476	$377,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, by operating segment are as follows (in thousands):

	Consumer Services	Asset Management	Commercial Banking and Lending	Fund Services	Total
Balances as of January 1, 2008	$31,375	$10,479	$37,149	$15,509	$94,512
Acquisition of Mountain States Bank—adjustments	4,562	—	5,850	—	10,412

Balances as of December 31, 2008	$35,937	$10,479	$42,999	$15,509	$104,924

Balances as of January 1, 2009	$35,937	$10,479	$42,999	$15,509	$104,924
Acquisition of J.D. Clark & Co., Inc.	—	—	—	19,476	19,476
Other Goodwill acquired	1,355	5,875	—	—	7,230
Other	(120)	—	(154)	—	(274)

Balances as of December 31, 2009	$37,172	$16,354	$42,845	$34,985	$131,356

On May 7, 2009, UMB Fund Services, Inc., a subsidiary of UMB Financial Corporation, completed the purchase of 100 percent of the outstanding equity interests of J.D. Clark & Co., Inc. (J.D. Clark), a privately held, third-party fund service provider to alternative investment firms in a cash transaction. J.D. Clark, with $18 billion in assets under administration will operate as a wholly-owned subsidiary of UMB Fund Services, Inc. J.D. Clark will retain its name and continue its operations from Ogden, Utah. Goodwill amounted to $19.5 million with the remaining purchase price allocated to $2.0 million in furniture, fixtures, and software and $1.2 million in accounts receivable. Identifiable intangible assets amounted to $24.8 million, which consist of a $23.5 million customer list and $1.3 million in non-compete agreements. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next four years. See additional disclosure about the acquisition in Note 16, page 81.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the intangible assets that continue to be subject to amortization as of December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$24,444	$12,053
Other intangible assets	9,151	6,812	2,315
Other intangible assets acquired from the acquisition of J.D. Clark	24,831	2,278	22,553
Other intangible assets acquired during period	10,699	182	10,541

Total other intangible assets	44,681	9,272	35,409

Total intangible assets	$81,178	$33,716	$47,462

	As of December 31, 2008
Core deposit intangible assets	$33,586	$21,873	$11,713
Core deposit premium from the acquisition of The Citadel Bank	2,911	49	2,862

Total core deposit intangible assets	36,497	21,922	14,575

Other intangible assets	7,319	5,419	1,900
Other intangible assets acquired during period	1,832	206	1,626

Total other intangible assets	9,151	5,625	3,526

Total intangible assets	$45,648	$27,547	$18,101

Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $6,169,000, $3,104,000 and $2,943,000, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ended December 31, 2010	$7,727
For the year ended December 31, 2011	6,739
For the year ended December 31, 2012	5,634
For the year ended December 31, 2013	4,680
For the year ended December 31, 2014	4,012

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2009	2008
Land	$46,032	$43,333
Buildings and leasehold improvements	263,572	261,647
Equipment	105,991	123,822
Software	86,798	86,623

	502,393	515,425
Accumulated depreciation	(215,295)	(226,758)
Accumulated amortization	(69,456)	(61,877)

Bank premises and equipment, net	$217,642	$226,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated rental and operating lease expenses were $8,284,000 in 2009, $6,588,000 in 2008, and $6,054,000 in 2007. Consolidated bank premises and equipment depreciation and amortization expenses were $31,938,000 in 2009, $34,625,000 in 2008, and $34,442,000 in 2007. Minimum future rental commitments as of December 31, 2009, for all non-cancelable operating leases are: 2010—$6,004,000; 2011—$5,451,000; 2012—$5,119,000; 2013—$4,801,000; 2014—$4,464,000; and thereafter—$28,878,000.

9.  BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31
	2009	2008
Short-term debt:
U. S. Treasury demand notes and other	$29,514	$15,807

Long-term debt:
Federal Home Loan Bank 3.27% due 2011	1,200	1,200
Federal Home Loan Bank 3.80% due 2018	—	1,779
Federal Home Loan Bank 4.53% due 2018	—	1,241
Federal Home Loan Bank 4.56% due 2019	—	786
Federal Home Loan Bank 4.86% due 2019	—	4,428
Federal Home Loan Bank 4.92% due 2019	—	574
Federal Home Loan Bank 5.00% due 2019	—	1,201
Federal Home Loan Bank 5.14% due 2020	86	92
Federal Home Loan Bank 5.47% due 2020	13,797	14,775
Federal Home Loan Bank 5.54% due 2021	1,284	1,358
Federal Home Loan Bank 5.89% due 2014	1,571	1,875
Federal Home Loan Bank 7.13% due 2010	61	293
Kansas Equity Fund IV, L.P. 0% due 2014	660	774
Kansas Equity Fund V, L.P. 0% due 2016	400	460
Kansas Equity Fund VI, L.P. 0% due 2016	863	872
Kansas City Equity Fund 2007, L.L.C. 0% due 2014	674	731
Kansas City Equity Fund 2008, L.L.C. 0% due 2014	910	1,000
Kansas City Equity Fund 2009, L.L.C. 0% due 2015	910	—
St. Louis Equity Fund 2005 L.L.C. 0% due 2010	308	488
St. Louis Equity Fund 2006 L.L.C. 0% due 2010	154	198
St. Louis Equity Fund 2007 L.L.C. 0% due 2010	760	890
St. Louis Equity Fund 2008 L.L.C. 0% due 2010	910	910
St. Louis Equity Fund 2009 L.L.C. 0% due 2010	910	—

Total long-term debt	25,458	35,925

Total borrowed funds	$54,972	$51,732

Aggregate annual repayments of long-term debt at December 31, 2009, are as follows (in thousands):

2010	$4,832
2011	5,580
2012	2,887
2013	1,743
2014	1,496
Thereafter	8,920

Total	$25,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2009, was $1,880,273,383 (with accrued interest payable of $27,653). This amount consists of $198,407,000 representing sales of securities in which securities were received under reverse repurchase agreements (resell agreements) and $2,078,680,383 of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio. The amount outstanding at December 31, 2008, was $2,058,546,000 (with accrued interest payable of $16,924).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2009 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$39,604	$39,601	0.05%
2 to 30 days	1,760,645	1,840,672	0.17

Total	$1,800,249	$1,880,273	0.17%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2009, approximately $12,963,000 of the equity of the affiliate banks and non-bank subsidiaries was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below minimum levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2009, this amount averaged $279,562,000, compared to $90,032,000 in 2008.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2009, the Company is required to have minimum Tier 1 and Total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 13.1% and 14.2%, respectively. The Company’s leverage ratio at December 31, 2009, was 7.9%.

As of December 31, 2009, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31, for the Company and its banks are as follows (in thousands):

	2009
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$801,175	13.11%	$244,388	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	528,556	10.47	201,942	4.00		302,913	6.00
UMB National Bank of America, n.a.	52,696	16.56	12,731	4.00		19,096	6.00
UMB Bank Colorado, n.a.	95,581	12.56	30,441	4.00		45,661	6.00
UMB Bank Arizona, n.a.	10,456	11.89	3,516	4.00		5,274	6.00
Total Capital:
UMB Financial Corporation	866,312	14.18	488,775	8.00		N/A	N/A
UMB Bank, n. a.	583,349	11.55	403,885	8.00		504,856	10.00
UMB National Bank of America, n.a.	54,417	17.10	25,462	8.00		31,827	10.00
UMB Bank Colorado, n.a.	103,173	13.56	60,882	8.00		76,102	10.00
UMB Bank Arizona, n.a.	11,488	13.07	7,033	8.00		8,791	10.00
Tier 1 Leverage:
UMB Financial Corporation	801,175	7.87	406,983	4.00		N/A	N/A
UMB Bank, n. a.	528,556	6.05	349,280	4.00		436,600	5.00
UMB National Bank of America, n.a.	52,696	8.52	24,745	4.00		30,931	5.00
UMB Bank Colorado, n.a.	95,581	10.14	37,692	4.00		47,115	5.00
UMB Bank Arizona, n.a.	10,456	12.52	3,339	4.00		4,174	5.00

	2008
Tier 1 Capital:
UMB Financial Corporation	$814,461	13.23%	$246,326	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	556,357	10.88	204,468	4.00		306,702	6.00
UMB National Bank of America, n.a.	67,921	21.41	12,692	4.00		19,037	6.00
UMB Bank Colorado, n.a.	93,614	13.95	26,850	4.00		40,274	6.00
UMB Bank Arizona, n.a.	8,681	11.37	3,053	4.00		4,580	6.00
Total Capital:
UMB Financial Corporation	867,756	14.09	492,652	8.00		N/A	N/A
UMB Bank, n. a.	599,904	11.74	408,937	8.00		511,171	10.00
UMB National Bank of America, n.a.	69,693	21.97	25,383	8.00		31,729	10.00
UMB Bank Colorado, n.a.	100,756	15.01	53,699	8.00		67,124	10.00
UMB Bank Arizona, n.a.	9,515	12.47	6,106	8.00		7,633	10.00
Tier 1 Leverage:
UMB Financial Corporation	814,461	8.47	384,539	4.00		N/A	N/A
UMB Bank, n. a.	556,357	6.80	327,435	4.00		409,294	5.00
UMB National Bank of America, n.a.	67,921	10.90	24,914	4.00		31,143	5.00
UMB Bank Colorado, n.a.	93,614	11.33	33,061	4.00		41,326	5.00
UMB Bank Arizona, n.a.	8,681	11.89	2,921	4.00		3,651	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $2,973,000 in March, 2010, for 2009. A $3,437,315 contribution was paid in 2009, for 2008. A $1,954,041 contribution was paid in 2008, for 2007.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $3,027,254 in 2009, for 2008 and $2,610,653 in 2008, for 2007. The Company anticipates making a matching contribution of $3,209,626 in March 2010, for 2009.

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

Black-Scholes pricing model:	2009	2008	2007
Weighted average fair value of the granted options	$8.74	$8.02	$8.77
Weighted average risk-free interest rate	2.13%	3.04%	4.34%
Expected option life in years	6.25	6.64	6.77
Expected volatility	22.28%	18.23%	15.71%
Expected dividend yield	1.57%	1.57%	1.46%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognized $1.8 million, $1.5 million, and $1.2 million in expense related to outstanding stock options and $3.5 million, $2.8 million, and $2.1 million in expense related to outstanding restricted stock grants for the years ended December 31, 2009, 2008, and 2007, respectively. The Company has $4.7 million of unrecognized compensation expense related to the outstanding options and $6.5 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2009.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2,000,000 common shares of the Company. All options that are issued under the 2002 Plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005, under the 2002 Plan, cannot be exercised until at least four years 11 months after the date they are granted. Options issued in 2006, 2007, and 2008 under the 2002 Plan, have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, compensation expense is recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. The plan terminates April 17, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below discloses the information relating to option activity in 2009, under the 2002 Plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2008	798,179	32.66
Granted	—	—
Canceled	(32,670)	33.42
Exercised	(27,326)	25.86

Outstanding—December 31, 2009	738,183	32.85	6.2	$4,798,790

Exercisable—December 31, 2009	398,692	28.29

Exercisable and expected to be exercisable— December 31, 2009	704,865	32.51	6.1	$4,820,825

The weighted average grant-date fair value of options granted during the years 2008 and 2007 was $9.27 and $8.98, respectively. No options were granted under the 2002 Plan during 2009. The total intrinsic value of options exercised during the year ended December 31, 2009, 2008, and 2007 was $1,100,728, $1,491,966, and $158,704, respectively. As of December 31, 2009, there was $1,914,773 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.6 years.

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

The table below discloses the information relating to option activity in 2009, under the 1992 Plan:

Stock Options Under the 1992 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2008	104,799	18.44
Granted	—	—
Canceled	(3,966)	18.00
Exercised	(28,053)	17.81

Outstanding—December 31, 2009	72,780	18.71	1.5	$1,502,290

Exercisable—December 31, 2009	72,780	18.71	1.5	$1,502,290

There were no options granted under the plan during the years 2009, 2008, and 2007. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $1,130,323, $2,594,069 and $2,017,266, respectively. As of December 31, 2009, there was no unrecognized compensation expense to be recognized for this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 4, 2004, the Company entered into an agreement with Peter J. deSilva, President and Chief Operating Officer of the Company to issue 8,000 shares of common stock of the Company. The shares vested 20 percent per year of employment and fully vested on January 20, 2009. These restricted shares were automatically enrolled in the dividend reinvestment plan of the Company. Dividends paid on the restricted shares were used to purchase new shares which contain the same restriction.

The table below discloses the status of the restricted shares during 2009:

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2008	1,600	$25.52
Granted	—	—
Canceled	—	—
Vested	(1,600)	25.52

Nonvested—December 31, 2009	—	—

As of December 31, 2009, there was no unrecognized compensation cost related to the nonvested shares. Total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $66,845, $61,912 and $57,224, respectively.

At the April 26, 2005, shareholders’ meeting, the shareholders approved the UMB Financial Corporation Long-Term Incentive Compensation Plan (LTIP) which became effective as of January 1, 2005. The Plan permits the issuance to selected officers of the Company service based restricted stock grants, performance-based restricted stock grants and non-qualified stock options. Service-based restricted stock grants contain a service requirement. The performance-based restricted grants contain performance and service requirements. The non-qualified stock options will contain a service requirement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below discloses the status of the service based restricted shares during 2009:

Service Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2008	170,618	$37.79
Granted	85,705	41.52
Canceled	(2,610)	41.66
Vested	(26,140)	31.99

Nonvested—December 31, 2009	227,573	$39.81

As of December 31, 2009, there was $5,063,925 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.0 years. Total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $1,176,929, $1,285,183, and $189,998 respectively.

The table below discloses the status of the performance based restricted shares during 2009:

Performance Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2008	100,649	$37.01
Granted	34,521	41.37
Canceled	(846)	38.28
Vested	(31,235)	34.34

Nonvested—December 31, 2009	103,089	$39.27

As of December 31, 2009, there was $1,389,781 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.7 years. Total fair value of shares vested during the years ended December 31, 2009 and 2008, was $1,156,007 and $1,144,219, respectively. No shares vested in 2007.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to option activity in 2009 under the LTIP:

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2008	515,197	$33.90
Granted	211,550	41.38
Canceled	(7,176)	37.85
Exercised	(4,741)	28.15

Outstanding—December 31, 2009	714,830	37.21	7.5	$1,530,842

Exercisable—December 31, 2009	118,668	29.89

Exercisable and expected to be exercisable—December 31, 2009	671,041	$37.68	7.4	$1,123,179

The weighted average grant-date fair value of options granted during the years 2009, 2008, and 2007 was $8.74, $7.20, and $8.56. The total intrinsic value of options exercised during the years ended December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2008, was $228,078 and $734,335, respectively. No options were exercised during 2007. As of December 31, 2009, there was $2,795,311 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.3 years.

Cash received from options exercised under all share based compensation plans was $1,339,823, $2,253,976, and $1,094,669 for the years ended December 31, 2009, 2008, and 2007, respectively. The tax benefit realized for stock options exercised was $190,728 in 2009, $367,000 in 2008 and inconsequential for 2007.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases to satisfy stock option exercise activity. See a description of the Company’s share repurchase plan in Note 14 to the Consolidated Financial Statements provided in Item 8, pages 78 and 79 of this report.

12.  OTHER COMPREHENSIVE INCOME (LOSS)

The table below discloses the Company’s component of other comprehensive income (loss) during the periods presented, which are comprised of unrealized gains (losses) on available for sale securities (in thousands):

	2009	2008	2007
Change in unrealized holding gains, net	$8,725	$48,901	$47,592
Reclassification adjustments for gains included in net income	(9,737)	(3,334)	(1,010)

Net unrealized holding (losses) gains	(1,012)	45,567	46,582
Income tax benefit (expense)	361	(16,708)	(17,077)

Other comprehensive (loss) income	$(651)	$28,859	$29,505

13.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into six major segments, as shown below (collectively, Business Segments). The Business Segments are differentiated based on the products and services provided. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance per individual Business Segment. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Banking and Lending			Payment and Technology Solutions
	2009	2008	2007	2009	2008	2007
	(dollars in thousands)
Net interest income	$84,600	$58,120	$55,513	$82,655	$88,112	$68,558
Provision for loan losses	16,599	6,171	3,981	961	176	61
Noninterest income	1,806	2,185	2,538	66,822	66,048	68,979
Noninterest expense	41,693	39,240	31,366	94,294	90,231	83,987

Net income before tax	$28,114	$14,894	$22,704	$54,222	$63,753	$53,489

Average assets	$3,469,000	$3,210,000	$2,811,000	$83,000	$87,000	$70,000
Depreciation and amortization	1,510	1,857	1,778	8,994	10,520	9,835
Expenditures for additions to premises and equipment	865	564	873	3,465	3,135	4,934

	Banking Services			Consumer Services
	2009	2008	2007	2009	2008	2007
	(dollars in thousands)
Net interest income	$5,300	$4,490	$3,561	$106,806	$108,907	$97,128
Provision for loan losses	—	—	—	14,341	11,432	5,278
Noninterest income	33,425	31,014	24,960	69,888	72,336	67,245
Noninterest expense	33,384	34,528	29,901	158,453	155,792	157,013

Net income (loss) before tax	$5,341	$976	$(1,380)	$3,900	$14,019	$2,082

Average assets	$85,000	$103,000	$119,000	$1,025,000	$1,147,000	$1,333,000
Depreciation and amortization	1,504	1,684	1,622	17,072	16,898	17,281
Expenditures for additions to premises and equipment	29	512	885	11,785	18,085	15,700

	Asset Management			Fund Services
	2009	2008	2007	2009	2008	2007
	(dollars in thousands)
Net interest income	$18,714	$8,620	$7,315	$4,951	$6,792	$1,092
Provision for loan losses	199	71	13	—	—	—
Noninterest income	84,930	92,808	90,000	48,936	45,125	38,289
Noninterest expense	86,834	78,015	71,792	46,846	39,440	34,548

Net income before tax	$16,611	$23,342	$25,510	$7,041	$12,477	$4,833

Average assets	$174,000	$128,000	$77,000	$81,000	$36,000	$34,000
Depreciation and amortization	3,187	3,356	3,456	4,004	1,705	1,925
Expenditures for additions to premises and equipment	2,127	2,387	2,088	4,969	1,029	789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Treasury and Other Adjustments			Total Consolidated Company
	2009	2008	2007	2009	2008	2007
	(dollars in thousands)
Net interest income	$(41)	$10	$(483)	$302,985	$275,051	$232,684
Provision for loan losses	—	—	—	32,100	17,850	9,333
Noninterest income	4,369	3,267	(3,223)	310,176	312,783	288,788
Noninterest expense	(919)	(7,093)	(1,443)	460,585	430,153	407,164

Net income (loss) before tax	$5,247	$10,370	$(2,263)	$120,476	$139,831	$104,975

Average assets	$5,194,000	$4,182,000	$3,552,000	$10,111,000	$8,898,000	$7,996,000
Depreciation and amortization	1,836	1,709	1,488	38,107	37,729	37,385
Expenditures for additions to premises and equipment	186	1,467	2,605	23,426	27,179	27,874

14.  COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2009:

	Shares Issued	Shares in Treasury
Balance December 31, 2006	55,056,730	(12,790,689)
Purchase of Treasury Stock	—	(1,099,998)
Sale of Treasury Stock	—	12,950
Issued for stock options & restricted stock	—	148,631

Balance December 31, 2007	55,056,730	(13,729,106)
Purchase of Treasury Stock	—	(580,096)
Sale of Treasury Stock	—	12,112
Issued for stock options & restricted stock	—	188,155

Balance December 31, 2008	55,056,730	(14,108,935)
Purchase of Treasury Stock	—	(703,723)
Sale of Treasury Stock	—	15,376
Issued for stock options & restricted stock	—	180,159

Balance December 31, 2009	55,056,730	(14,617,123)

On April 21, 2009, the Company’s Board of Directors approved a plan to repurchase up to two million shares of common stock. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. This plan will terminate on April 21, 2010. The Company has not made any repurchases other than through this plan.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2009	2008	2007
Weighted average basic common shares outstanding	40,324,437	40,739,240	41,712,223
Dilutive effect of stock options and restricted stock	301,902	399,230	293,820

Weighted average diluted common shares outstanding	40,626,339	41,138,470	42,006,043

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2009 and 2008, was $308.9 million and $288.7 million, respectively. As of December 31, 2009 and 2008, standby letters of credit totaling $57.8 million and $64.1 million, respectively, were with related parties to the Company.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company holds collateral supporting those commitments when deemed necessary. Collateral varies but may include such items as those described for commitments to extend credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions averaged $14.0 million and $16.7 million during the years ended December 31, 2009 and 2008, respectively. Net futures activity resulted in losses of $0.1 million, $2.1 million, and $1.0 million for 2009, 2008, and 2007, respectively. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2009, contracts to purchase and to sell foreign currency averaged approximately $23.0 million compared to $16.9 million during 2008. The net gains on these foreign exchange contracts for 2009, 2008 and 2007 were $1.9 million, $2.3 million and $1.9 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, and Illinois. At December 31, 2009, the Company did not have any significant credit concentrations in any particular industry.

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
(in thousands)	2009	2008
Commitments to extend credit for loans (excluding credit card loans)	$1,868,869	$1,951,564
Commitments to extend credit under credit card loans	1,320,416	1,156,447
Commercial letters of credit	3,538	2,552
Standby letters of credit	308,866	288,699
Futures contracts	13,300	9,000
Forward foreign exchange contracts	69,342	11,060
Spot foreign exchange contracts	5,513	19,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.  ACQUISITIONS

The following acquisitions, which are not considered to be material business combinations, were completed during the second quarter of 2009 and the fourth quarter of 2008:

On May 7, 2009, UMB Fund Services, Inc., a subsidiary of UMB Financial Corporation, completed the purchase of 100 percent of the outstanding equity interests of J.D. Clark & Co., Inc. (J.D. Clark), a privately held, third-party fund service provider to alternative investment firms in a cash transaction. Management believes this acquisition will grow the Company’s fund servicing fee base and enhance the Company’s technology and servicing capabilities to alternative investment firms. J.D. Clark, with $18 billion in assets under administration will operate as a wholly-owned subsidiary of UMB Fund Services, Inc. J.D. Clark will retain its name and continue its operations from Ogden, Utah. Goodwill amounted to $19.5 million with the remaining purchase price allocated to $2.0 million in furniture, fixtures, and software and $1.2 million in accounts receivable. Identifiable intangible assets amounted to $24.8 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next four years.

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

17.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 25.7 percent in 2009, 29.9 percent in 2008, and 29.3 percent in 2007. These percentages are computed by dividing total income tax by the sum of such tax and net income.

Income taxes include the following components (in thousands):

	Year Ended December 31
	2009	2008	2007
Current
Federal provision	$34,763	$44,422	$28,290
State provision	2,195	2,357	1,219

Total current tax provision	36,958	46,779	29,509
Deferred
Federal (benefit) provision	(4,932)	(4,815)	517
State (benefit) provision	(1,034)	(208)	736

Total deferred tax (benefit) provision	(5,966)	(5,023)	1,253

Total tax provision	$30,992	$41,756	$30,762

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2009	2008	2007
Provision at statutory rate	$42,167	$48,941	$36,741
Tax-exempt interest income	(10,257)	(8,756)	(7,676)
State and local income taxes, net of federal tax benefits	759	1,451	1,497
Federal tax credits	(1,100)	(234)	(122)
Other	(577)	354	322

Total tax provision	$30,992	$41,756	$30,762

In preparing its tax returns, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws. The Company is currently not under federal audit by the Internal Revenue Service. However, an affiliate of the Company is under a state audit for the tax years ended December 31, 2005, 2006, 2007, and 2008. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.

Deferred income tax expense (benefit) results from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$26,137	$20,893
Stock-based Compensation	3,279	2,244
Accrued expenses	3,293	5,227
Miscellaneous	4,450	2,789

Total deferred tax assets	37,159	31,153

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(23,359)	(23,720)
Land, building, and equipment	(24,174)	(24,567)
Intangibles	(6,893)	(6,420)
Miscellaneous	(6,585)	(6,625)

Total deferred tax liabilities	(61,011)	(61,332)

Net deferred tax liability	$(23,852)	$(30,179)

The Company has various state net operating loss carryforwards (NOL) of $22.0 million, $15.5 million, and $17.4 million for 2009, 2008, and 2007, respectively. The Company has established a full valuation allowance related to the tax effects of these state NOLs as they are not expected to be realized. These NOLs expire at various times through 2029.

The net deferred tax liability at December 31, 2009 and 2008 is included in accrued expenses and taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities Associated With Unrecognized Tax Benefits

As of December 31, 2009, the gross amount of unrecognized tax benefits was $2.9 million. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, was $2.0 million. The unrecognized tax benefit relates to federal tax positions in addition to state tax positions that, if recognized, would result in the recognition of a deferred tax asset for the corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2006 in the jurisdictions in which it files.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008
Unrecognized tax benefits—opening balance	$2,381	$1,477
Gross increases—tax positions in prior period	—	71
Gross decreases—tax positions in prior period	—	(87)
Gross increases—current-period tax positions	942	1,070
Settlements	—	—
Lapse of statute of limitations	(375)	(150)

Unrecognized tax benefits—ending balance	$2,948	$2,381

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

Description	December 31, 2009	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	38,214	28,971	9,243	—
U.S. Treasury	599,077	599,077	—	—
U.S. Agencies	1,488,760	1,488,760	—	—
Mortgage-backed	1,813,658	—	1,813,658	—
State and political subdivisions	984,293	—	984,293	—

Available for sale securities	4,885,788	2,087,837	2,797,951	—

Total	4,924,002	2,116,808	2,807,194	—

Description	December 31, 2008	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	38,480	15,374	23,106	—
U.S. Treasury	467,961	467,961	—	—
U.S. Agencies	2,240,523	2,240,523	—	—
Mortgage-backed	1,299,004	—	1,299,004	—
State and political subdivisions	807,584	—	807,584	—

Available for sale securities	4,815,072	2,708,484	2,106,588	—

Total	4,853,552	2,723,858	2,129,694	—

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposit Liabilities    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2009 and 2008. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

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

The estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008 are as follows (in millions):

	December 31
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,845.1	1,845.1	$1,234.0	$1,234.0
Securities available for sale	4,885.8	4,885.8	4,815.1	4,815.1
Securities held to maturity	57.0	57.0	49.4	56.9
Federal Reserve Bank and other stock	22.7	22.7	21.5	21.5
Trading securities	38.2	38.2	38.5	38.5
Loans (exclusive of allowance for loan loss)	4,268.1	4,395.1	4,410.0	4,458.1
FINANCIAL LIABILITIES
Demand and savings deposits	6,679.5	6,679.5	6,263.6	6,280.4
Time deposits	1,855.0	1,874.7	1,461.7	1,490.4
Federal funds and repurchase agreements	1,927.6	1,927.6	2,127.4	2,127.4
Short-term debt	29.5	29.6	15.8	15.8
Long-term debt	25.5	27.8	35.9	40.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		4.7		3.1
Commercial letters of credit		0.2		0.2
Standby letters of credit	308.9	1.6	288.7	1.8

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.  PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS

	December 31
	2009	2008
	(in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$842,122	$869,224
Non-banks	109,330	34,616

Total investment in subsidiaries	951,452	903,840
Goodwill on purchased affiliates	5,011	5,011
Cash	32,748	45,313
Securities available for sale and other	32,002	27,285

Total assets	$1,021,213	$981,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$125	$108
Accrued expenses and other	5,537	6,530

Total liabilities	5,662	6,638
Shareholders’ equity	1,015,551	974,811

Total liabilities and shareholders’ equity	$1,021,213	$981,449

STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
	(in thousands)
INCOME:
Dividends and income received from affiliate banks	$77,600	$88,500	$61,900
Service fees from subsidiaries	14,772	12,563	11,742
Other	3,214	(3,034)	2,940

Total income	95,586	98,029	76,582

EXPENSE:
Salaries and employee benefits	22,033	19,420	15,247
Other	11,041	11,229	8,944

Total expense	33,074	30,649	24,191

Income before income taxes and equity in undistributed earnings of subsidiaries	62,512	67,380	52,391
Income tax benefit	(5,863)	(8,044)	(3,815)

Income before equity in undistributed earnings of subsidiaries	68,375	75,424	56,206
Equity in undistributed earnings of subsidiaries:
Banks	19,693	22,502	13,958
Non-Banks	1,416	149	4,049

Net income	$89,484	$98,075	$74,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash used in operating activities:
Net income	$89,484	$98,075	$74,213
Equity in earnings of subsidiaries	(98,708)	(111,151)	(79,907)
Net decrease (increase) in trading securities	(2,412)	3,446	(2,779)
Other	(3,389)	951	6,228

Net cash used in operating activities	(15,025)	(8,679)	(2,245)

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	349	—
Proceeds from maturities of securities available for sale	—	—	19,000
Purchases of securities available for sale	—	(349)	—
Net capital investment in subsidiaries	(27,154)	(23,359)	—
Dividends received from subsidiaries	77,600	88,500	61,900
Net capital expenditures for premises and equipment	90	(664)	(66)

Net cash provided by investing activities	50,536	64,477	80,834

FINANCING ACTIVITIES:
Cash dividends paid	(28,792)	(26,814)	(29,278)
Net purchase of treasury stock	(19,284)	(20,223)	(41,712)

Net cash used in financing activities	(48,076)	(47,037)	(70,990)

Net (decrease) increase in cash	(12,565)	8,761	7,599

Cash at beginning of period	45,313	36,552	28,953

Cash at end of period	$32,748	$45,313	$36,552

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2009	March 31	June 30	Sept 30	Dec 31
Interest income	$90,082	$87,707	$88,926	$89,504
Interest expense	(14,873)	(13,533)	(13,030)	(11,795)

Net interest income	75,209	74,174	75,896	77,709
Provision for loan losses	(6,000)	(6,300)	(8,300)	(11,500)
Noninterest income	68,909	77,323	80,518	83,425
Noninterest expense	(106,644)	(118,880)	(115,257)	(119,807)
Income tax expense	(8,873)	(7,290)	(8,859)	(5,969)

Net income	$22,601	$19,027	$23,998	$23,858

2008	March 31	June 30	Sept 30	Dec 31
Interest income	$103,114	$92,340	$93,374	$99,145
Interest expense	(38,740)	(26,329)	(27,076)	(20,777)

Net interest income	64,374	66,011	66,298	78,368
Provision for loan losses	(3,000)	(4,850)	(4,500)	(5,500)
Noninterest income	84,989	78,988	79,121	69,685
Noninterest expense	(99,226)	(106,365)	(109,853)	(114,709)
Income tax expense	(14,781)	(10,060)	(9,297)	(7,618)

Net income	$32,356	$23,724	$21,769	$20,226

Per Share	Three Months Ended
2009	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.56	$0.47	$0.60	$0.59
Net income—diluted	0.55	0.47	0.59	0.59
Dividend	0.18	0.18	0.18	0.19
Book value	24.19	24.42	25.08	25.11

Per Share

2008	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.79	$0.58	$0.54	$0.50
Net income—diluted	0.78	0.58	0.53	0.49
Dividend	0.15	0.17	0.17	0.18
Book value	22.57	22.40	22.82	23.81

21.  VISA

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the internal control over financial reporting of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 24, 2010

ITEM 9B. OTHER	INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 10 and 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 (the 2010 Annual Meeting of Shareholders).

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the Executive Compensation section of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This information required by this item is incorporated herein by reference to the Company’s 2009 Proxy Statement under the caption “Stock Ownership—Principal Shareholders.”

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
1992 Incentive Stock Option Plan	72,780	$18.71	None
2002 Incentive Stock Option Plan	738,183	32.85	1,197,602
2005 Long-term Incentive Plan Non-Qualified Stock Options	714,830	37.27	464,356
Equity compensation plans not approved by security holders	None	None	None

Total	1,525,793	$34.25	1,661,958

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Three Years Ended December 31, 2009

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2009

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii). 2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1 (stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.3	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of January 22, 2008 incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.4	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.5	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005

10.6	Restricted Stock Award Agreement and description of employment arrangement between the Company and Peter J. deSilva, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission of May 7, 2004.

10.7	Employment offer letter between the Company and Michael D. Hagedorn dated February 9, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005, and filed with the Commission on February 14, 2005.

10.8	Employment offer letter between the company and Bradley J. Smith dated January 6, 2005 incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.9	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004 incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.10	Employment offer letter between the Company and Clyde Wendel dated June 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Commission on August 8, 2006.

10.11	Employment offer letter between the Company and Brian J. Walker dated May 17, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed with the Commission on August 8, 2007.

10.12	Employment offer letter between the company and Daryl S. Hunt dated October 22, 2007 incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for December 31, 2007 and filed with the Commission on February 28, 2008.

10.13	Employment termination agreement between the UMB Bank, n.a. and James C. Thompson, Jr. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2008 and filed with the Commission on May 8, 2008.

10.14	Stock purchase agreement between the Company and Jeffrey D. Clark, Bonnie J. Clark, Michelle Jenson, Chad J. Allen, Jerry A. Wright, and Jill L. Calton dated May 7, 2009 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2009 and filed with the Commission on August 5, 2009.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

THEODORE M. ARMSTRONG Theodore M. Armstrong	Director	DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director

PETER J. DESILVA Peter J. deSilva	Director, President, and Chief Operating Officer	TERRENCE P. DUNN Terrence P. Dunn	Director

KEVIN C. GALLAGHER Kevin C. Gallagher	Director	GREGORY M. GRAVES Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director	JOHN H. MIZE, JR. John H. Mize, Jr.	Director

KRIS A. ROBBINS Kris A. Robbins	Director	THOMAS D. SANDERS Thomas D. Sanders	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director	PAUL UHLMANN III Paul Uhlmann III	Director

Nancy K. Buese	Director	THOMAS J. WOOD III Thomas J. Wood III	Director

		/S/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board

Date: February 24, 2010