Form 10-Q
period 2010-03-31
UMB FINANCIAL CORP
filed 2010-05-05
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2010

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

As of April 30, 2010, UMB Financial Corporation had 40,464,984 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Loans:	$4,301,965	$4,314,705
Allowance for loan losses	(67,442)	(64,139)

Net loans	4,234,523	4,250,566

Loans held for sale	17,706	17,523
Investment Securities:
Available for sale	4,740,505	4,885,788
Held to maturity (market value of $57,570 and $58,366, respectively)	55,968	56,986
Federal Reserve Bank stock and other	22,432	22,732
Trading securities	34,858	38,214

Total investment securities	4,853,763	5,003,720

Federal funds sold and securities purchased under agreements to resell	21,177	329,765
Interest-bearing due from banks	724,437	1,057,195
Cash and due from banks	319,966	458,093
Bank premises and equipment, net	213,330	217,642
Accrued income	61,515	64,949
Goodwill	131,356	131,356
Other intangibles	46,635	47,462
Other assets	99,648	85,084

Total assets	$10,724,056	$11,663,355

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,716,510	$2,775,222
Interest-bearing demand and savings	3,904,509	3,904,268
Time deposits under $100,000	738,260	772,040
Time deposits of $100,000 or more	861,230	1,082,958

Total deposits	8,220,509	8,534,488
Federal funds purchased and repurchase agreements	1,311,296	1,927,607
Short-term debt	21,874	29,514
Long-term debt	24,212	25,458
Accrued expenses and taxes	103,549	107,896
Other liabilities	13,165	22,841

Total liabilities	9,694,605	10,647,804

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 40,488,195 and 40,439,607 shares outstanding, respectively	55,057	55,057
Capital surplus	713,062	712,774
Retained earnings	581,443	562,748
Accumulated other comprehensive income	36,631	40,454
Treasury stock, 14,568,535 and 14,617,123 shares, at cost, respectively	(356,742)	(355,482)

Total shareholders’ equity	1,029,451	1,015,551

Total liabilities and shareholders’ equity	$10,724,056	$11,663,355

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Loans	$53,483	$52,800
Securities:
Taxable interest	23,779	29,122
Tax-exempt interest	7,317	7,020

Total securities income	31,096	36,142
Federal funds and resell agreements	61	130
Interest-bearing due from banks	1,319	842
Trading securities	142	168

Total interest income	86,101	90,082

INTEREST EXPENSE
Deposits	9,624	13,823
Federal funds and repurchase agreements	444	660
Long-term debt	259	390

Total interest expense	10,327	14,873

Net interest income	75,774	75,209
Provision for loan losses	8,310	6,000

Net interest income after provision for loan losses	67,464	69,209

NONINTEREST INCOME
Trust and securities processing	35,572	24,899
Trading and investment banking	7,027	4,861
Service charges on deposits	20,519	20,795
Insurance fees and commissions	1,699	1,570
Brokerage fees	1,336	2,352
Bankcard fees	12,020	10,947
Gain on sales of securities available for sale, net	5,382	42
Other	2,875	3,443

Total noninterest income	86,430	68,909

NONINTEREST EXPENSE
Salaries and employee benefits	62,253	57,996
Occupancy, net	8,921	8,144
Equipment	10,870	12,996
Supplies and services	4,707	5,377
Marketing and business development	3,705	3,191
Processing fees	11,029	7,004
Legal and consulting	1,622	1,548
Bankcard	3,190	3,957
Amortization of other intangible assets	2,091	976
Regulatory Fees	3,238	1,727
Other	5,752	3,728

Total noninterest expense	117,378	106,644

Income before income taxes	36,516	31,474
Income tax provision	10,331	8,873

NET INCOME	$26,185	$22,601

PER SHARE DATA
Net income - basic	$0.65	$0.56
Net income - diluted	0.65	0.55
Dividends	0.185	0.175

Weighted average shares outstanding	40,089,527	40,598,097

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - January 1, 2009	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811
Comprehensive income
Net income	—	—	22,601	—	—	22,601
Change in unrealized gains on securities	—	—	—	5,370	—	5,370

Total comprehensive income						27,971
Cash dividends ($0.175 per share)	—	—	(7,188)	—	—	(7,188)
Purchase of treasury stock	—	—	—	—	(12,443)	(12,443)
Issuance of equity awards	—	(1,261)	—	—	1,393	132
Recognition of equity based compensation	—	1,202	—	—	—	1,202
Net tax benefit related to equity compensation plans	—	58	—	—	—	58
Sale of treasury stock	—	114	—	—	54	168
Exercise of stock options	—	119	—	—	154	273

Balance – March 31, 2009	$55,057	$708,044	$517,486	$46,475	$(342,078)	$984,984

Balance – January 1, 2010	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551
Comprehensive income
Net income	—	—	26,185	—	—	26,185
Change in unrealized gains on securities	—	—	—	(3,823)	—	(3,823)

Total comprehensive income						22,362
Cash dividends ($0.185 per share)	—	—	(7,490)	—	—	(7,490)
Purchase of treasury stock	—	—	—	—	(2,961)	(2,961)
Issuance of equity awards	—	(1,374)	—	—	1,498	124
Recognition of equity based compensation	—	1,410	—	—	—	1,410
Net tax benefit related to equity compensation plans	—	48	—	—	—	48
Sale of treasury stock	—	113	—	—	63	176
Exercise of stock options	—	91	—	—	140	231

Balance - March 31, 2010	$55,057	$713,062	$581,443	$36,631	$(356,742)	$1,029,451

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net Income	$26,185	$22,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,310	6,000
Depreciation and amortization	9,170	9,561
Deferred income tax benefit	(3,087)	(2,532)
Net decrease in trading securities	3,356	1,970
Gains on sale of securities available for sale	(5,382)	(42)
Losses on sale of assets	92	1
Amortization of securities premiums, net of discount accretion	7,299	3,963
Originations of loans held for sale	(26,577)	(67,157)
Net gains on sales of loans held for sale	(170)	(389)
Proceeds from sales of loans held for sale	26,564	54,633
Issuance of equity awards	124	132
Equity based compensation	1,410	1,202
Changes in:
Accrued income	3,434	2,730
Accrued expenses and taxes	640	(1,947)
Other assets and liabilities, net	(5,423)	6,263

Net cash provided by operating activities	45,945	36,989

Investing Activities
Proceeds from maturities of securities held to maturity	2,626	1,229
Proceeds from sales of securities available for sale	360,020	98
Proceeds from maturities of securities available for sale	624,202	1,194,813
Purchases of securities held to maturity	(1,678)	(1,468)
Purchases of securities available for sale	(865,300)	(436,286)
Net decrease in loans	19,334	76,740
Net decrease in fed funds sold and resell agreements	308,588	183,258
Net increase in interest-bearing balances due from other financial institutions	(18,458)	(10,391)
Purchases of bank premises and equipment	(3,096)	(3,581)
Net cash paid for acquisitions	(12,386)	—
Proceeds from sales of bank premises and equipment	169	163

Net cash provided by investing activities	414,021	1,004,575

Financing Activities
Net decrease in demand and savings deposits	(58,621)	(45,008)
Net decrease in time deposits	(255,508)	(3,505)
Net decrease in fed funds purchased and repurchase agreements	(616,311)	(713,114)
Net (decrease) increase in short-term debt	(7,640)	11,354
Repayment of long-term debt	(1,246)	(1,166)
Cash dividends paid	(7,477)	(7,178)
Net tax benefit related to equity compensation plans	48	58
Proceeds from exercise of stock options and sales of treasury shares	407	441
Purchases of treasury stock	(2,961)	(12,443)

Net cash used in financing activities	(949,309)	(770,561)

(Decrease) increase in cash and due from banks	(489,343)	271,003
Cash and due from banks at beginning of period	1,229,645	887,559

Cash and due from banks at end of period	$740,302	$1,158,562

Supplemental Disclosures:
Income taxes paid	$783	$208
Total interest paid	13,255	16,269

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all significant intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $420.3 million and $806.8 million at March 31, 2010 and March 31, 2009, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $304.1 million and $121.5 million at March 31, 2010 and March 31, 2009, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of March 31, 2010 and March 31, 2009 (in thousands):

	March 31,
	2010	2009
Due from the Federal Reserve	$420,336	$806,840
Cash and due from banks	319,966	351,722

Cash and due from banks at end of period	$740,302	$1,158,562

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 285,268 and 282,226 shares issuable upon the exercise of stock options granted by the Company at March 31, 2010 and 2009, respectively.

Options issued under employee benefit plans to purchase 1,119,068 and 971,191 shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

3. New Accounting Pronouncements

Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140 In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” or Accounting Standards Codification (“ASC”) 860. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 to qualifying special-purpose entities. The Company adopted this statement on January 1, 2010 without a material impact on its financial position or results of operations.

Amendments to FASB Interpretation No. 46(R) In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” or ASC 810, which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). The Company adopted this statement on January 1, 2010 without a material impact on its financial position or results of operations.

Fair Value Measurements and Disclosures In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted this statement on January 1, 2010 without a material impact on its financial position or results of operations.

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Commercial, financial, and agricultural	$1,943,520	$1,963,533
Real estate construction	98,884	106,914
Consumer	412,607	441,406
Real estate	1,839,418	1,795,342
Leases	7,536	7,510

Total loans	4,301,965	4,314,705
Loans held for sale	17,706	17,523

Total loans and loans held for sale	$4,319,671	$4,332,228

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

This table is an analysis of the allowance for loan losses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning allowance - January 1	$64,139	$52,297
Additions (deductions):
Charge-offs	(6,007)	(5,970)
Recoveries	1,000	1,678

Net charge-offs	(5,007)	(4,292)

Provision charged to expense	8,310	6,000

Ending allowance - March 31	$67,442	$54,005

Impaired loans Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans as of and for the three months ended March 31, 2010 and twelve months ended December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Total impaired loans as of March 31 and December 31	$23,449	$20,880
Amount of impaired loans which have a related allowance	17,186	14,290
Amount of related allowance	7,736	3,813
Remaining impaired loans with no allowance	6,263	6,590
Average recorded investment in impaired loans during the period	22,165	14,974

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2010
U.S. Treasury	$805,784	$3,375	$(402)	$808,757
U.S. Agencies	1,526,156	8,711	(926)	1,533,941
Mortgage-backed	1,419,839	27,333	(1,821)	1,445,351
State and political subdivisions	930,966	22,284	(794)	952,456

Total	$4,682,745	$61,703	$(3,943)	$4,740,505

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2009
U.S. Treasury	$596,067	$3,549	$(539)	$599,077
U.S. Agencies	1,479,784	10,426	(1,450)	1,488,760
Mortgage-backed	1,786,899	33,038	(6,279)	1,813,658
State and political subdivisions	958,231	26,530	(468)	984,293

Total	$4,820,981	$73,543	$(8,736)	$4,885,788

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at March 31, 2010 (in thousands):

	Amortized Cost	Fair Value

Due in 1 year or less	$869,510	$874,518
Due after 1 year through 5 years	2,189,684	2,213,263
Due after 5 years through 10 years	193,688	197,240
Due after 10 years	10,024	10,133

Total	3,262,906	3,295,154
Mortgage-backed securities	1,419,839	1,445,351

Total securities available for sale	$4,682,745	$4,740,505

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2010, proceeds from the sales of securities available for sale were $360,020,000 compared to $98,000 for the same period in 2009. Securities transactions resulted in gross realized gains of $5,610,000 and $42,000 for the three months ended March 31, 2010 and 2009. The gross realized losses for the three months ended March 31, 2010 and 2009 were $228,000 and $0, respectively.

Trading Securities

The net unrealized gains on trading securities at March 31, 2010 and March 31, 2009 were $283,488 and $173,860, respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at March 31, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2010
State and political subdivisions	$55,968	$1,602	$—	$57,570

December 31, 2009
State and political subdivisions	$56,986	$1,380	$—	$58,366

The following table presents contractual maturity information for securities held to maturity at March 31, 2010 (in thousands):

	Amortized Cost	Fair Value

Due in 1 year or less	$—	$—
Due after 1 year through 5 years	17,325	17,821
Due after 5 years through 10 years	8,430	8,671
Due after 10 years	30,213	31,078

Total securities held to maturity	$55,968	$57,570

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

There were no sales of securities held to maturity during the first three months of 2010 and 2009.

Securities available for sale and held to maturity with a market value of $3,412,792,609 at March 31, 2010, and $4,227,243,117 at December 31, 2009, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 (in thousands).

March 31, 2010

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$50,349	$(119)	$—	$—	$50,349	$(119)
Direct obligations of U.S. government agencies	839,600	(1,208)	—	—	839,600	(1,208)
Federal agency mortgage backed securities	290,949	(1,821)	—	—	290,949	(1,821)
Municipal securities	73,841	(723)	2,085	(72)	75,926	(795)

Total temporarily- impaired debt securities available for sale	$1,254,739	$(3,871)	$2,085	$(72)	$1,256,824	$(3,943)

December 31, 2009

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$169,516	$(539)	$—	$—	$169,516	$(539)
Direct obligations of U.S. government agencies	373,255	(1,450)	—	—	373,255	(1,450)
Federal agency mortgage backed securities	398,111	(6,279)	—	—	398,111	(6,279)
Municipal securities	44,921	(427)	1,711	(41)	46,632	(468)

Total temporarily- impaired debt securities available for sale	$985,803	$(8,695)	$1,711	$(41)	$987,514	$(8,736)

The unrealized losses in the Company’s investments in direct obligations of U.S. government agencies, federal agency mortgage backed securities, and municipal securities were caused by interest rate risk. The Company does not expect any losses caused by credit risk on these securities. Because the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2010 and December 31, 2009 by operating segment are as follows (in thousands):

	Commercial Financial Services	Institutional Financial Services	Personal Financial Services	Total
Balances as of January 1, 2009	$42,999	$25,988	$35,937	$104,924
Acquisition of J.D. Clark & Co., Inc.	—	19,476	—	19,476
Other goodwill acquired during period		5,875	1,355	7,230
Other	(154)	—	(120)	(274)

Balances as of December 31,2009	$42,845	$51,339	$37,172	$131,356

Balances as of January 1, 2010	$42,845	$51,339	$37,172	$131,356

Balances as of March 31, 2010	$42,845	$51,339	$37,172	$131,356

Following are the intangible assets that continue to be subject to amortization as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$25,035	$11,462
Other intangible assets	44,680	10,752	33,928
Other intangible assets acquired during period	1,264	19	1,245

Total other intangible assets	45,944	10,771	35,173

Total intangible assets	$82,441	$35,806	$46,635

	As of December 31, 2009
Core deposit intangible assets	$36,497	$24,444	$12,053
Other intangible assets	9,151	6,812	2,315
Other intangible assets acquired from the acquisition of J.D. Clark	24,831	2,278	22,553
Other intangible assets acquired during period	10,699	182	10,541

Total other intangible assets	44,681	9,272	35,409

Total intangible assets	$81,178	$33,716	$47,462

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2010	2009
Aggregate amortization expense	$2,091	$976

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

Estimated amortization expense of intangible assets on future years (in thousands):

For the nine months ended December 31, 2010	$6,100
For the year ended December 31, 2011	7,248
For the year ended December 31, 2012	6,132
For the year ended December 31, 2013	5,177
For the year ended December 31, 2014	4,563

7. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three months ended March 31, 2010 and 2009 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended March 31,
	2010	2009
Change in unrealized holding gains, net	$(670)	$8,568
Less: Reclassification adjustments for gains included in income	(5,382)	(42)

Net unrealized holding (losses) gains	(6,052)	8,526
Income tax benefit (expense)	2,229	(3,156)

Other comprehensive income	$(3,823)	$5,370

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):
	March 31, 2010	December 31, 2009

Commitments to extend credit for loans (excluding credit card loans)	$1,764,927	$1,868,869
Commitments to extend credit under credit card loans	1,357,374	1,320,416
Commercial letters of credit	3,673	3,538
Standby letters of credit	306,918	308,866
Futures contracts	13,000	13,300
Forward foreign exchange contracts	60,080	69,342
Spot foreign exchange contracts	5,599	5,513

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

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

9. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The Business Segments were redefined during the first quarter of 2010 to better organize the Company’s business around customer needs. In 2009, the Business Segments were Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2010.

The following summaries provide information about the activities of each segment:

Commercial Financial Services resulted in combining Commercial Banking and Lending with Treasury Management (previously a component of Payment and Technology Solutions). Commercial Financial Services serves the commercial lending and leasing, capital markets, and treasury management needs of the Company’s mid-market businesses and governmental entities by offering various products and services. Such services include commercial loans, letters of credit, loan syndication services, consultative services, and a variety of financial options for companies that need non-traditional banking services. Capital markets services include asset-based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting. Treasury management services include depository services, account reconciliation services, electronic fund transfer services, controlled disbursements, lockbox services, and remote deposit capture services.

Institutional Financial Services is a combination of Banking Services, Fund Services, and Asset Management services provided to institutional clients. This segment also includes consumer credit card services, formerly included in Consumer Services, and commercial credit card, formerly included in Payment and Technology Solutions. Healthcare services, mutual fund cash management and international payments, previously included in Payment and Technology Solutions, are also included in this segment. Institutional Financial Services includes businesses such as the Company’s institutional investment services functions, Scout Investment Advisors, UMB Fund Services, corporate trust and escrow services as well as correspondent banking, investment banking, and UMB Healthcare Services. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Fed funds transactions. UMB Fund Services provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody and alternative investment services.

Personal Financial Services combines Consumer Services and Asset Management services provided to personal clients. This segment combines the Company’s consumer bank with the individual investment and wealth management solutions. The range of services offered to UMB clients extends from a basic checking account to estate planning and trust services. Products and services include the Company’s bank branches, call center, internet banking and ATM network, deposit accounts, private banking, installment loans, home equity lines of credit, residential mortgages, small business loans, brokerage services, and insurance services in addition to a full spectrum of investment advisory, trust, and custody services.

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

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	Commercial Financial Services		Institutional Financial Services
	2010	2009	2010	2009
Net interest income	$38,440	$37,895	$11,462	$14,771
Provision for loan losses	2,858	2,124	4,756	3,657
Noninterest income	8,502	8,192	51,298	39,442
Noninterest expense	29,317	26,448	45,888	36,001

Income before income taxes	$14,767	$17,515	$12,116	$14,555

Average assets	$3,507,000	$3,442,000	$621,000	$433,000
Depreciation and amortization	2,251	2,616	3,501	2,353
Expenditures for additions to premises and equipment	347	932	1,684	731

	Personal Financial Services		Treasury and Other Adjustments
	2010	2009	2010	2009
Net interest income	$25,872	$22,542	$—	$1
Provision for loan losses	696	219	—	—
Noninterest income	22,469	23,316	4,161	(2,041)
Noninterest expense	41,766	44,158	407	37

Income before income taxes	$5,879	$1,481	$3,754	$(2,077)

Average assets	$776,000	$946,000	$6,108,000	$5,425,000
Depreciation and amortization	2,961	4,151	457	441
Expenditures for additions to premises and equipment	819	1,765	246	153

	Total Consolidated Company
	2010	2009
Net interest income	$75,774	$75,209
Provision for loan losses	8,310	6,000
Noninterest income	86,430	68,909
Noninterest expense	117,378	106,644

Income before income taxes	$36,516	$31,474

Average assets	$11,012,000	$10,246,000
Depreciation and amortization	9,170	9,561
Expenditures for additions to premises and equipment	3,096	3,581

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	400	400	—	—
U.S. Agencies	13,374	13,374	—	—
Mortgage-backed	1,227	—	1,227	—
State and political subdivisions	6,580	—	6,580	—
Trading - other	13,277	13,277	—	—

Trading securities	34,858	27,051	7,807	—

U.S. Treasury	808,757	808,757	—	—
U.S. Agencies	1,533,941	1,533,941	—	—
Mortgage-backed	1,445,351	—	1,445,351	—
State and political subdivisions	952,456	—	952,456	—

Available for sale securities	4,740,505	2,342,698	2,397,807	—

Total	4,775,363	2,369,764	2,405,599	—

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

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

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2010 and December 31, 2009. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair values at March 31, 2010 are significant to the Company’s consolidated financial position.

The estimated fair value of the Company’s financial instruments at March, 31, 2010 and December 31, 2009 are as follows (in millions):

	March 31 2010		December 31 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,065.6	$1,065.6	$1,845.1	1,845.1
Securities available for sale	4,740.5	4,740.5	4,885.8	4,885.8
Securities held to maturity	56.0	56.0	57.0	57.0
Federal Reserve Bank and other stock	22.4	22.4	22.7	22.7
Trading securities	34.9	34.9	38.2	38.2
Loans (exclusive of allowance for loan loss)	4,319.7	4,386.9	4,268.1	4,395.1
FINANCIAL LIABILITIES
Demand and savings deposits	6,621.0	6,621.0	6,679.5	6,679.5
Time Deposits	1,599.5	1,608.5	1,855.0	1,874.7
Federal funds and repurchase agreements	1,311.3	1,311.2	1,927.6	1,927.6
Short-term debt	21.9	21.9	29.5	29.6
Long-term debt	24.2	26.5	25.5	27.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		1.4		4.7
Commercial letters of credit		0.1		0.2
Standby letters of credit	306.9	0.4	308.9	1.6

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. The estimated market values have not been updated since March 31, 2010; therefore current estimates of fair value may differ significantly from the amounts presented above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2010. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

The Company focuses on the following four core strategies. Management believes these strategies will continue to improve net income and strengthen the balance sheet.

The first strategy is to grow the Company’s fee-based businesses. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the first quarter of 2010, noninterest income increased $17.5 million, or 25.4 percent, compared to the same period of 2009. The Company continues to emphasize its asset management, bankcard services, health care services, and treasury management solution businesses. In particular, during the first quarter of 2010, the increase in noninterest income is primarily attributable to increased trust and securities processing income and gains on the sales of securities available for sale. Trust and securities processing income increased $10.7 million, or 42.9 percent, for the three months ended March 31, 2009 compared to the same period in 2009. This increase was primarily due to a $3.8 million, or 57.0 percent, increase in fee income from Scout Funds and a $6.5 million, or 76.8 percent, increase in fund administration and custody services. Additionally, trust and securities processing benefits from a $4.1 million increase predominately from the acquisition of J.D. Clark and Co., Inc. during 2009. Also during the first quarter of 2010, the Company sold securities available for sale at a pre-tax gain of $5.4 million.

The second strategy is a focus on net interest income through loan and deposit growth. Net interest income remained relatively flat with only a modest increase of $0.6 million for the three months ended March 31, 2010, as compared to one year ago. However, total deposits increased $543.7 million, or 7.1 percent, as compared to first quarter of 2009, which positions the Company well to fund customer credit needs when the demand for loans returns. Average earning assets increased by $675.9 million, or 7.1 percent, compared to the first quarter of 2009 due to the increased deposit funding. This earning asset growth was attributable to an increase of $539.2 million in interest bearing due from banks and a $183.3 million increase in total securities, including trading.

The third strategy is a focus on improving operating efficiencies. At March 31, 2010, the Company had 135 branches. Repositioning and increasing utilization of our regional distribution network remains a priority. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total deposits growth previously discussed. The Company’s efficiency ratio for the quarter was 70.6 percent. The Company continues to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives. The Company continues to find cost savings through technology solutions that improve and automate processes, such as remote deposit capture, which has already been rolled out to 62 branches thereby reducing or eliminating transportation costs for paper checks for those branches.

The fourth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth; analyze acquisition opportunities that make sense strategically, financially, operationally, and culturally; and focus on returning capital to shareholders. The Company repurchased 76,809 shares of common stock at an average price of $38.55 per share during the first quarter of 2010. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At March 31, 2010, the Company had greater than $1.0 billion in shareholders equity, which resulted in a total risk-based capital ratio of 14.64 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

Earnings Summary

The Company recorded consolidated net income of $26.2 million for the three-month period ended March 31, 2010, compared to $22.6 million for the same period a year earlier. This represents a 15.9 percent increase over the three-month period ended March 31, 2009. Basic earnings per share for the first quarter of 2010 were $0.65 per share ($0.65 per share fully-diluted) compared to $0.56 per share ($0.55 per share fully-diluted) for the first quarter of 2009. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2010 were 0.96 and 10.25 percent, respectively, compared to 0.89 and 9.23 percent for the three-month period ended March 31, 2009.

Net interest income for the three month period ended March 31, 2010 was flat compared to the same period in 2009. Average earning assets increased by $675.9 million, or 7.1 percent, compared to the first quarter of 2009. Net interest margin, on a tax-equivalent basis, decreased to 3.19 percent or a 20 basis point decline for the three months ended March 31, 2010, compared to 3.39 percent for the same period in 2009.

The provision for loan losses increased by $2.3 million for the three month period ended March 31, 2010, compared to the same period in 2009. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the increased provision, the allowance for loan losses as a percentage of total loans increased by 32 basis points to 1.57 percent as of March 31, 2010, compared to March 31, 2009. Management calculates a range in determining the appropriate level of allowance for loan losses. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2009 Annual Report on Form 10-K.

Noninterest income increased by $17.5 million, or 25.4 percent, for the three-month period ended March 31, 2010, compared to the same period one year ago. For the three month period, the increases are primarily due to increases in trust and securities processing income and gains on the sales of securities available for sale. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $10.7 million, or 10.1 percent, for the three-month period ended March 31, 2010, compared to the same period in 2009. For the three month period, the increases were primarily due to increases in salaries and employee benefits and processing fees. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended March 31, 2010, net interest income was flat as compared to the same period in 2009.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. As illustrated on this table, net interest spread for the three months ended March 31, 2010 decreased by 14 basis points and net interest margin decreased by 20 basis points compared to the same period in 2009. These results are primarily due to the interest-bearing liabilities repricing slower or incrementally less than the earning assets. The increase of $498.4 million from noninterest-bearing demand deposits, as compared to the first quarter of 2009, continues to be a positive impact. However, with the rate on interest-bearing liabilities decreasing to 0.59 percent as compared to 0.87 percent one year ago, the contribution from free funds is diminished. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in the flattening of net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.44 percent for the three-month period ended March 31, 2010 and 3.85 percent for the same period in 2009.

	Three Months Ended March 31,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Loans, net of unearned interest	$4,364,423	4.98%	$4,413,064	4.86%
Securities:
Taxable	3,736,919	2.58	3,685,760	3.20
Tax-exempt	980,953	4.68	853,703	5.18

Total securities	4,717,872	3.02	4,539,463	3.58
Federal funds and resell agreements	88,555	0.28	86,452	0.61
Interest-bearing due from banks	947,374	0.56	408,177	0.84
Trading	36,193	1.76	31,346	2.39

Total earning assets	10,154,417	3.60	9,478,502	4.02
Allowance for loan losses	(64,992)		(53,615)
Other assets	922,399		821,415

Total assets	$11,011,824		$10,246,302

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,666,615	0.69%	$5,197,118	1.08%
Federal funds and repurchase agreements	1,390,408	0.13	1,659,010	0.16
Borrowed funds	47,722	2.20	52,219	3.03

Total interest-bearing liabilities	7,104,745	0.59	6,908,347	0.87
Noninterest-bearing demand deposits	2,747,217		2,248,865
Other liabilities	123,582		96,252
Shareholders’ equity	1,036,280		992,838

Total liabilities and shareholders’ equity	$11,011,824		$10,246,302

Net interest spread		3.01%		3.15%
Net interest margin		3.19		3.39

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest free funds (total earning assets less interest-bearing liabilities) increased $479.5 million for the three-month period ended March 31, 2010 compared to the same period in 2009, the benefit from interest free funds declined by 7 basis points from the three months ended March 31, 2009.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2010 and 2009
	Volume	Rate	Total
Change in interest earned on:
Loans	$(594)	$1,277	$683
Securities:
Taxable	326	(5,669)	(5,343)
Tax-exempt	1,395	(1,098)	297
Federal funds sold and resell agreements	1	(70)	(69)
Interest-bearing due from banks	751	(274)	477
Trading	22	(48)	(26)

Interest income	1,901	(5,882)	(3,981)
Change in interest incurred on:
Interest-bearing deposits	797	(4,996)	(4,199)
Federal funds purchased and repurchase agreements	(86)	(130)	(216)
Other borrowed funds	(24)	(107)	(131)

Interest expense	687	(5,233)	(4,546)

Net interest income	$1,214	$(649)	$565

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2010	2009	Change
Average earning assets	$10,154,417	$9,478,502	$675,915
Interest-bearing liabilities	7,104,745	6,908,347	196,398

Interest-free funds	$3,049,672	$2,570,155	$479,517

Free funds ratio (free funds to earning assets)	30.03%	27.12%	2.91%

Tax-equivalent yield on earning assets	3.60%	4.02%	(0.42)%
Cost of interest-bearing liabilities	0.59	0.87	(0.28)

Net interest spread	3.01%	3.15%	(0.14)%
Benefit of interest free funds	0.18	0.24	(0.06)

Net interest margin	3.19%	3.39%	(0.20)%

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

Based on the factors above, management of the Company expensed $8.3 million related to the provision for loan losses for the three month period ended March 31, 2010, compared to $6.0 million for the same period in 2009. As illustrated in Table 3 below, the ALL increased to 1.57 percent of total loans as of March 31, 2010, compared to 1.25 percent of total loans as of the same period in 2009.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009. Net charge-offs were $5.0 million for the first three months of 2010, compared to $4.3 million for the same period in 2009. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Three Months Ended March 31,	Year Ended December 31,

2010	2009	2009
Allowance-January 1	$64,139	$52,297	$52,297
Provision for loan losses	8,310	6,000	32,100
Allowance of banks and loans acquired	—	—	—

Charge-offs:
Commercial	(1,308)	(1,594)	(5,532)
Consumer:
Bankcard	(3,636)	(2,879)	(13,625)
Other	(1,055)	(1,248)	(4,911)
Real estate	(8)	(249)	(881)

Total charge-offs	(6,007)	(5,970)	(24,949)

Recoveries:
Commercial	129	847	1,419
Consumer:
Bankcard	269	357	1,334
Other	602	474	1,936
Real estate	—	—	2

Total recoveries	1,000	1,678	4,691

Net charge-offs	(5,007)	(4,292)	(20,258)

Allowance-end of period	67,442	54,005	64,139

Average loans, net of unearned interest	$4,348,734	$4,381,822	$4,356,187
Loans at end of period, net of unearned interest	4,301,965	4,306,769	4,314,705
Allowance to loans at end of period	1.57%	1.25%	1.49%
Allowance as a multiple of net charge-offs	3.32	x	3.10	x	3.17	x
Net charge-offs to:
Provision for loan losses	60.25%	71.53%	63.11%
Average loans	0.47	0.40	0.47

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based services are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based services provide the opportunity to offer multiple products and services, which management believes will more closely align the customer with the Company. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, brokerage, health care services, and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most share common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Trust and securities processing	$35,572	$24,899	$10,673	42.87%
Trading and investment banking	7,027	4,861	2,166	44.56
Service charges on deposit accounts	20,519	20,795	(276)	(1.33)
Insurance fees and commissions	1,699	1,570	129	8.22
Brokerage fees	1,336	2,352	(1,016)	(43.20)
Bankcard fees	12,020	10,947	1,073	9.80
Gains on sales of securities available for sale, net	5,382	42	5,340	>100.00
Other	2,875	3,443	(568)	(16.50)

Total noninterest income	$86,430	$68,909	$17,521	25.43%

Fee-based, or noninterest income (summarized in Table 4), increased by $17.5 million, or 25.4 percent, during the three months ended March 31, 2010, compared to the same period in 2009. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees compared to the same period last year was primarily attributable to a $6.5 million, or 76.8 percent, increase in fund administration and custody services and a $3.8 million, or 57.0 percent, increase in fee income from the Scout Funds. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels which lead to increased inflows into the Scout Funds.

Trading and investment banking fees increased $2.2 million, or 44.6 percent, for the three months ended March 31, 2010, compared to the same period one year ago.

In the first quarter of 2010, $5.4 million in pre-tax gains were recognized on the sales of securities available for sale. These sales are part of an objective to monitor and control the Company’s interest rate sensitivity in an anticipated rising interest rate environment.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Salaries and employee benefits	$62,253	$57,996	$4,257	7.34%
Occupancy, net	8,921	8,144	777	9.54
Equipment	10,870	12,996	(2,126)	(16.36)
Supplies and services	4,707	5,377	(670)	(12.46)
Marketing and business development	3,705	3,191	514	16.11
Processing fees	11,029	7,004	4,025	57.47
Legal and consulting	1,622	1,548	74	4.78
Bankcard	3,190	3,957	(767)	(19.38)
Amortization of other intangible assets	2,091	976	1,115	>100.00
Regulatory fees	3,238	1,727	1,511	87.53
Other	5,752	3,728	2,024	54.29

Total noninterest expense	$117,378	$106,644	$10,734	10.07%

Noninterest expense increased by $10.7 million, or 10.1 percent, for the three months ended March 31, 2010 compared to the same period in 2009. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $4.3 million, or 7.3 percent, for the three months ended March 31, 2010, compared to the same period in 2009. These increases are primarily due to a $0.9 million increase in salaries, a $2.1 million increase in commissions and bonuses, and a $1.0 million increase in medical insurance for the three months ended March 31, 2010. These increases are directly correlated to the financial performance during 2009 and the hiring of strategic personnel throughout the organization.

Processing fees increased $4.0 million, or 57.5 percent, for the three months ended March 31, 2010, compared to the same period in 2009. These increases are due to increased third-party custodian fees related to international transactions from mutual fund clients and fees paid by the advisor to third-party distributors of the Scout Funds.

Income Tax Expense

The effective tax rate is 28.3 percent for the three months ended March 31, 2010, compared to 28.2 percent for the same period in 2009.

Strategic Lines of Business

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment
Commercial Financial Services	$14,767	$17,515
Institutional Financial Services	12,116	14,555
Personal Financial Services	5,879	1,481
Treasury and Other Adjustments	3,754	(2,077)

Total Consolidated Company	$36,516	$31,474

Commercial Financial Services’ net income before taxes decreased $2.7 million to $14.8 million compared to 2009. The decrease in net income was driven primarily by an increase in noninterest expense of $2.7 million, or 10.9 percent, and an increase in provision for loan losses of $0.7 million, or 34.6 percent. Noninterest expense increased due to higher allocated overhead costs compared to 2009. The increase in provision expense over 2009 was due to adequately provide for the inherent risk in the loan portfolio. Loan balances in this segment were flat compared to 2009 while deposits increased by $319.7 million. Net interest income was flat compared to the same period in 2009. The net margin on commercial loans widened by approximately 70 basis points from increasing interest yields and a decrease to the funds transfer pricing charge on loans. The combined funds transfer pricing credit on deposits and repurchase agreements in the segment decreased over the same period in 2009 by approximately 73 basis points due to the continued low rate environment. These movements on loans, deposits, and repurchase agreements offset each other resulting in the overall net interest margin to be flat. Management anticipates a slowly recovering economic environment during the remainder of 2010 with little movement in interest rates and net income growth to be at a measured pace.

Institutional Financial Services’ net income before taxes decreased $2.4 million to $12.1 million from the same period in 2009. Noninterest income increased $11.9 million, offset by a $9.9 million increase in noninterest expense and a $3.3 million decrease in net interest income. Noninterest income increased due to a $5.1 million increase in advisory fees associated with the Scout Funds and a $6.5 million increase in fund administration and custody services income. Scout Fund fee income increased due to inflows of $1.3 billion for the twelve months ended March 31, 2010 and the positive upswing in overall stock market prices over last year. Fee income from the acquisition of J.D. Clark & Co., Inc. was a primary driver in the increase in fund administration and custody services income compared to 2009. Noninterest expense increased primarily from third party custodial fees related to international transactions from mutual fund clients increasing $1.9 million and a $2.3 million increase in third party fees paid by the advisor to distributors of the Scout Funds. The other driver was an increase in salaries and benefits of $5.1 million due to increased commission expense related to the increased revenue in this segment as well as the addition of base salary expenses from the acquisition of J.D. Clark & Co., Inc. Net interest income decreased due to decreased funds transfer pricing on deposits in this segment.

Personal Financial Services’ net income before taxes increased by $4.4 million to $5.9 million compared to 2009. Several drivers contributed to this increase. Earning asset balances have decreased, but the rate of the decrease has slowed in 2010 as the indirect automobile portfolio runoff is slowing. This is offset by the growth in the home equity loan portfolio. Net interest margin increased $3.3 million, or 14.8 percent, over 2009 due to decreased funds transfer pricing costs on assets and an increased funds transfer pricing on deposits in this segment. The deposit balances have also increased in this segment compared to 2009. Noninterest income decreased $0.8 million, or 3.6 percent, from 2009. This decrease was due to a reduction in deposit service charges as a result of changes in consumer behavior, a reduction of third party revenue sharing streams as off-balance sheet balances are not as valuable in the current rate environment, and lower annuity and brokerage sales. These decreases were partially offset by an increase in trust fee income. Noninterest expense decreased $2.4 million, or 5.4 percent, over 2009. The decrease was primarily due to a $1.2 million decrease in salaries and benefits expenses and decreased allocated overhead expenses.

The net income before tax for the Treasury and Other Adjustments category was $3.8 million for the first three months of 2010, compared to a net loss before tax of $2.1 million for the same period in 2009. The primary driver of this category is security gains. There were $5.4 million of gains in 2010 compared to $0.4 million in 2009.

Balance Sheet Analysis

Total assets of the Company decreased $939.3 million as of March 31, 2010, compared to December 31, 2009 and increased $477.2 million, or 4.7 percent, compared to March 31, 2009. The increase in total assets from March 2009 to March 2010 is a result of increased investment securities balances of $668.9 million, or 16.4 percent offset by a decrease in interest-bearing due from banks of $204.0 million or 22.0 percent. The overall increase in total assets is directly related to a corresponding increase in deposit balances between the same periods of $543.7 million, or 7.1 percent. The decrease in total assets from December to March is primarily a result of the cyclical trend due to the pledging and collateral required related to seasonal public fund deposits.

Total deposits and federal funds purchased and securities sold under agreement to repurchase also declined at March 31, 2010 compared to December 31, 2009. Deposits declined by $314.0 million, or 3.7 percent, from December to March and federal funds purchased and securities sold under agreement to repurchase decreased by $616.3 million, or 32.0 percent, from December to March. This decline in deposits and securities sold under agreement to repurchase is primarily driven by increased seasonal public fund tax deposits, because such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2010	2009	2009
Total assets	$10,724,056	$10,246,858	$11,663,355
Loans, net of unearned interest	4,301,965	4,306,769	4,314,705
Total investment securities	4,853,763	4,178,948	5,003,720
Interest-bearing due from banks	724,437	928,471	1,057,195
Total earning assets	9,851,606	9,446,816	10,658,769
Total deposits	8,220,509	7,676,813	8,534,488
Total borrowed funds	1,357,382	1,476,159	1,982,579

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have remained flat at $4.3 billion at March 31, 2010 compared to December 31, 2009 and March 31, 2009. Compared to December 31, 2009, commercial loans decreased 1.0 percent and consumer loans decreased 6.5 percent, offset by an increase of 2.5 percent in real estate loans. Compared to March 31, 2009, commercial loans decreased 5.7 percent and consumer loans decreased 20.2 percent, offset by an increase in real estate loans of 13.2 percent. The increase in real estate loans is driven by home equity loans. During the third quarter of 2007, the Company made the decision to phase out its indirect loan portfolio. This is part of an objective to enhance asset yields. The Company will continue to service existing loans until maturity or payoff.

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

Investment securities totaled $4.9 billion at March 31, 2010, compared to $4.2 billion at March 31, 2009, and $5.0 billion at December 31, 2009. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 49.3 percent, 46.9 percent, and 44.2 percent, respectively, of the earning assets as of March 31, 2010, December 31, 2009, and March 31, 2009. There were $3.4 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at March 31, 2010.

Investment securities had an average tax-equivalent yield of 3.02 percent for the first three months of 2010 compared to 3.58 percent for the same period in 2009, or a decrease of 56 basis points. The average life of the securities portfolio was 23.5 months at March 31, 2010 compared to 22.9 months at December 31, 2009 and 20.3 months at March 31, 2009. The increase in average life from March 31, 2009 was related to an increase in the percentage of investments invested in the core portfolio due to excess liquidity being retained in the continued low rate environment. The average life increased slightly compared to December 31, 2009, due to the seasonal deposits run off during the first half of the year. There is an increase in public fund deposits and repurchase agreements at December 31, 2009, as governmental units receive tax dollars. The Company generally offsets these short-term public fund deposits with short-term investments, such as short-term agencies and reverse repurchase agreements. These short term securities mature as the seasonal deposits run off.

Deposits and Borrowed Funds

Deposits decreased $314.0 million, or 3.7 percent, from December 31, 2009 to March 31, 2010 and increased $543.7 million from March 31, 2009. Noninterest-bearing deposits increased $58.7 million and interest-bearing deposits decreased $275.6 million from December 31, 2009. Noninterest-bearing deposits increased $102.4 million and interest-bearing deposits increased $441.3 million from March 31, 2009. The increase in deposits from March 31, 2009 came primarily from our public funds, mutual fund processing and treasury management businesses, and time deposit accounts.

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

Borrowed funds decreased $625.2 million from December 31, 2009. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.3 billion at March 31, 2010, compared to $1.9 billion at December 31, 2009. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.0 billion at March 31, 2010, a $13.9 million increase compared to December 31, 2009. The Company’s Board of Directors authorized, at its April 27, 2010, April 22, 2009 and April 22, 2008 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2010 and 2009, the Company acquired 76,809 shares and 341,664 shares under the 2009 and 2008 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On April 27, 2010, the Board of Directors also declared a dividend of $0.185 per share. The dividend will be paid on July 1, 2010 to shareholders of record on June 11, 2010.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.51 percent and total capital ratio of 14.64 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
RATIOS	2010	2009
Return on average assets	0.96%	0.89%
Return on average equity	10.25	9.23
Average equity to assets	9.41	9.69
Tier 1 risk-based capital ratio	13.51	13.93
Total risk-based capital ratio	14.64	14.87
Leverage ratio	7.57	8.10

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2010	2009
Earnings basic	$0.65	$0.56
Earnings diluted	0.65	0.55
Cash dividends	0.185	0.175
Dividend payout ratio	28.46%	31.25%
Book value	$25.43	$24.19

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2009.

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

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The following discussion of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and approved by the Company’s Board of Directors. The FMC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges or swaps to manage interest rate risk by using futures contracts on certain loans and trading securities.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of March 31, 2010 and 2009 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2010 Amount of change	March 31, 2009 Amount of change
200	$5,790	$(1,261)
100	3,006	(630)
Static	—	—
(100)	(6,234)	(3,596)
(200)	(13,112)	(7,192)

The Company is sensitive at March 31, 2010, to decreases in rates. A decrease in interest rates is projected to cause a decrease in net interest income. Increases in interest rates are projected to cause increases in net interest income. The exposure to decreasing rates is larger than that of 2009, as interest rates have remained at historically low levels, in some cases close to zero. As a result, a large portion of the Company’s liabilities have reached in effect a floor, while various asset yields continue to reprice lower. For projected increases in rates, net interest income is projected to increase due to the Company having a greater percentage of interest income from investment securities and due to interest expense not increasing as rapidly related to changes in sensitivity assumptions on deposits with no stated maturity. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also required that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $34.9 million as of March 31, 2010 compared to $38.2 million as of December 31, 2009.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of March 31, 2010 and December 31, 2009.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $10.8 million to $25.4 million at March 31, 2010, compared to March 31, 2009 and increased $2.1 million, compared to December 31, 2009. This increase is related to the downgrade of a large syndicated credit combined with the general effects of the downturn in the economy

The Company had $5.8 and $1.9 million of other real estate owned as of March 31, 2010 and 2009 respectively, compared to $5.2 million as of December 31, 2009. Loans past due more than 90 days totaled $7.7 million as of March 31, 2010, compared to $6.7 million at March 31, 2009 and $8.3 million as of December 31, 2009.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $2.0 million of restructured loans at March 31, 2010, $0.1 million at March 31, 2009 and $2.0 million at December 31, 2009.

Table 10

LOAN QUALITY (dollars in thousands)

	March 31,				December 31,
	2010		2009		2009
Nonaccrual loans	$23,409		$14,508		$21,263
Restructured loans	2,000		140		2,000

Total nonperforming loans	25,409		14,648		23,263
Other real estate owned	5,821		1,905		5,203

Total nonperforming assets	$31,230		$16,553		$28,466

Loans past due 90 days or more	$6,244		$6,658		$8,319
Allowance for Loan Losses	67,442		54,005		64,139

Ratios
Nonperforming loans as a percent of loans	0.59%		0.34%		0.54%
Nonperforming assets as a percent of loans plus other real estate owned	0.72		0.38		0.66
Nonperforming assets as a percent of total assets	0.29		0.16		0.24
Loans past due 90 days or more as a percent of loans	0.15		0.15		0.18
Allowance for loan losses as a percent of loans	1.57		1.25		1.48
Allowance for loan losses as a multiple of nonperforming loans	2.65	x	3.69	x	2.76	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $4.7 billion of high-quality securities available for sale. Investment securities with a market value of $3.4 billion at March 31, 2010 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2010 was $3.4 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002.

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

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2010.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2010	20,936	$40.35	20,936	1,622,580
February 1-February 28, 2010	52,428	37.70	52,428	1,570,152
March 1-March 31, 2010	3,445	40.48	3,445	1,566,707

Total	76,809	$38.55	76,809

On April 22, 2009, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 21, 2010. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 27, 2010 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 26, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	101.INS* XBRL Instance

ix	101.SCH* XBRL Taxonomy Extension Schema

x.	101.CAL* XBRL Taxonomy Extension Calculation

xi.	101.DEF* XBRL Taxonomy Extension Definition

xii.	101.LAB* XBRL Taxonomy Extension Labels

xiii.	101.PRE* XBRL Taxonomy Extension Presentation

*XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Senior Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)

Date: May 5, 2010