Form 10-Q
period 2010-06-30
UMB FINANCIAL CORP
filed 2010-08-04
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, UMB Financial Corporation had 40,473,129 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Loans:	$4,448,418	$4,314,705
Allowance for loan losses	(70,110)	(64,139)

Net loans	4,378,308	4,250,566

Loans held for sale	10,439	17,523
Securities:
Available for sale	4,925,822	4,885,788
Held to maturity (market value of $62,762 and $58,366, respectively)	57,075	56,986
Federal Reserve Bank stock and other	21,838	22,732
Trading	47,779	38,214

Total investment securities	5,052,514	5,003,720

Federal funds sold and securities purchased under agreements to resell	29,636	329,765
Interest-bearing due from banks	718,410	1,057,195
Cash and due from banks	311,171	458,093
Bank premises and equipment, net	213,648	217,642
Accrued income	61,810	64,949
Goodwill	131,356	131,356
Other intangibles	53,015	47,462
Other assets	101,973	85,084

Total assets	$11,062,280	$11,663,355

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,865,776	$2,775,222
Interest-bearing demand and savings	4,047,404	3,904,268
Time deposits under $100,000	716,839	772,040
Time deposits of $100,000 or more	790,373	1,082,958

Total deposits	8,420,392	8,534,488
Federal funds purchased and repurchase agreements	1,400,866	1,927,607
Short-term debt	28,622	29,514
Long-term debt	9,316	25,458
Accrued expenses and taxes	117,837	107,896
Other liabilities	16,749	22,841

Total liabilities	9,993,782	10,647,804

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,443,242 and 40,439,607 shares outstanding, respectively	55,057	55,057
Capital surplus	715,038	712,774
Retained earnings	596,973	562,748
Accumulated other comprehensive income	60,378	40,454
Treasury stock, 14,613,488 and 14,617,123 shares, at cost, respectively	(358,948)	(355,482)

Total shareholders’ equity	1,068,498	1,015,551

Total liabilities and shareholders’ equity	$11,062,280	$11,663,355

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans	$55,949	$53,535	$109,432	$106,335
Securities:
Taxable interest	22,496	25,818	46,275	54,935
Tax-exempt interest	7,028	7,168	14,345	14,188

Total securities income	29,524	32,986	60,620	69,123
Federal funds and resell agreements	47	50	109	181
Interest-bearing due from banks	1,032	942	2,350	1,787
Trading securities	181	194	323	362

Total interest income	86,733	87,707	172,834	177,788

INTEREST EXPENSE
Deposits	8,462	12,609	18,085	26,433
Federal funds and repurchase agreements	503	537	948	1,197
Long-term debt	100	387	360	777

Total interest expense	9,065	13,533	19,393	28,407

Net interest income	77,668	74,174	153,441	149,381
Provision for loan losses	8,100	6,300	16,410	12,300

Net interest income after provision for loan losses	69,568	67,874	137,031	137,081

NONINTEREST INCOME
Trust and securities processing	38,615	28,635	74,187	53,534
Trading and investment banking	5,530	8,977	12,557	13,838
Service charges on deposits	20,163	21,135	40,683	41,929
Insurance fees and commissions	1,287	886	2,986	2,456
Brokerage fees	1,598	1,512	2,934	3,864
Bankcard fees	13,979	11,142	25,998	22,089
Gain on sales of securities available for sale, net	1,136	1,849	6,518	1,891
Other	6,792	3,187	9,643	6,632

Total noninterest income	89,100	77,323	175,506	146,233

NONINTEREST EXPENSE
Salaries and employee benefits	63,552	59,596	125,805	117,593
Occupancy, net	8,924	8,572	17,844	16,716
Equipment	11,213	11,998	22,083	24,994
Supplies and services	4,680	5,570	9,387	10,947
Marketing and business development	4,430	4,171	8,135	7,361
Processing fees	11,214	8,140	22,242	15,143
Legal and consulting	2,770	2,644	4,392	4,192
Bankcard	4,360	2,927	7,550	6,884
Amortization of intangible assets	2,442	1,495	4,533	2,471
Regulatory Fees	3,516	7,908	6,754	9,635
Other	9,021	5,859	14,750	9,587

Total noninterest expense	126,122	118,880	243,475	225,523

Income before income taxes	32,546	26,317	69,062	57,791
Income tax provision	9,533	7,290	19,864	16,163

NET INCOME	$23,013	$19,027	$49,198	$41,628

PER SHARE DATA
Net income - basic	$0.57	$0.47	$1.23	$1.03
Net income - diluted	0.57	0.47	1.22	1.02
Dividends	0.185	0.175	0.370	0.350

Weighted average shares outstanding	40,079,714	40,374,963	40,084,593	40,485,689

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - January 1, 2009	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811
Comprehensive income
Net income	—	—	41,628	—	—	41,628
Change in unrealized gains on securities	—	—	—	3,133	—	3,133

Total comprehensive income						44,761
Cash dividends ($0.35 per share)	—	—	(14,253)	—	—	(14,253)
Purchase of treasury stock	—	—	—	—	(17,298)	(17,298)
Issuance of equity awards	—	(1,263)	—	—	1,395	132
Recognition of equity based compensation	—	2,571	—	—	—	2,571
Net tax benefit related to equity compensation plans	—	169	—	—	—	169
Sale of treasury stock	—	221	—	—	106	327
Exercise of stock options	—	329	—	—	435	764

Balance – June 30, 2009	$55,057	$709,839	$529,448	$44,238	$(346,598)	$991,984

Balance - January 1, 2010	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551
Comprehensive income
Net income	—	—	49,198	—	—	49,198
Change in unrealized gains on securities	—	—	—	19,924	—	19,924

Total comprehensive income						69,122
Cash dividends ($0.37 per share)	—	—	(14,973)	—	—	(14,973)
Purchase of treasury stock	—	—	—	—	(5,211)	(5,211)
Issuance of equity awards	—	(1,225)	—	—	1,350	125
Recognition of equity based compensation	—	2,882	—	—	—	2,882
Net tax benefit related to equity compensation plans	—	147	—	—	—	147
Sale of treasury stock	—	233	—	—	125	358
Exercise of stock options	—	227	—	—	270	497

Balance – June 30, 2010	$55,057	$715,038	$596,973	$60,378	$(358,948)	$1,068,498

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net Income	$49,198	$41,628
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	16,410	12,300
Depreciation and amortization	18,679	18,717
Deferred income tax expense	(5,962)	(3,843)
Net (increase) decrease in trading securities	(9,565)	457
Gains on sales of securities available for sale	(6,518)	(1,891)
Gains on sales of assets	(79)	(18)
Amortization of securities premiums, net of discount accretion	14,584	10,859
Originations of loans held for sale	(80,296)	(151,573)
Net gains on sales of loans held for sale	(246)	(890)
Proceeds from sales of loans held for sale	87,626	136,289
Issuance of equity awards	125	132
Equity based compensation	2,882	2,571
Changes in:
Accrued income	3,139	3,437
Accrued expenses and taxes	4,101	381
Other assets and liabilities, net	(1,253)	2,525

Net cash provided by operating activities	92,825	71,081

Investing Activities
Proceeds from maturities of securities held to maturity	5,997	2,350
Proceeds from sales of securities available for sale	416,947	45,046
Proceeds from maturities of securities available for sale	1,227,897	2,141,450
Purchases of securities held to maturity	(5,928)	(2,808)
Purchases of securities available for sale	(1,682,415)	(1,201,056)
Net (increase) decrease in loans	(66,232)	44,472
Net decrease in fed funds sold and resell agreements	300,129	104,992
Net decrease (increase) in interest-bearing balances due from other financial institutions	13,703	(87,078)
Net change in unsettled securities transactions	—	(10,231)
Purchases of bank premises and equipment	(10,494)	(8,288)
Net cash paid for acquisitions	(87,527)	(23,391)
Proceeds from sales of bank premises and equipment	285	557

Net cash provided by investing activities	112,362	1,006,015

Financing Activities
Net increase (decrease) in demand and savings deposits	233,540	(194,027)
Net (decrease) increase in time deposits	(347,786)	142,623
Net decrease in fed funds purchased and repurchase agreements	(526,741)	(1,038,907)
Net (decrease) increase in short-term debt	(9,792)	20,189
Proceeds from short-term debt	25,000	—
Repayment of short-term debt	(17,300)	—
Repayment of long-term debt	(14,942)	(4,852)
Cash dividends paid	(14,961)	(14,244)
Net tax benefit related to equity compensation plans	147	169
Proceeds from exercise of stock options and sales of treasury shares	855	1,091
Purchases of treasury stock	(5,211)	(17,298)

Net cash used in financing activities	(677,191)	(1,105,256)

Decrease in cash and due from banks	(472,004)	(28,160)
Cash and due from banks at beginning of period	1,229,645	887,559

Cash and due from banks at end of period	$757,641	$859,399

Supplemental Disclosures:
Income taxes paid	$24,321	$22,269
Total interest paid	$21,889	$29,803

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Wisconsin, New Jersey, and Massachusetts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $446.5 million and $499.9 million at June 30, 2010 and June 30, 2009, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $271.9 million and $198.3 million at June 30, 2010 and June 30, 2009, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of June 30, 2010 and June 30, 2009 (in thousands):

	June 30,
	2010	2009
Due from the Federal Reserve	$446,470	$499,930
Cash and due from banks	311,171	359,469

Cash and due from banks at end of period	$757,641	$859,399

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 287,458 and 325,620 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2010 and 2009, respectively. Diluted year-to-date income per share includes the dilutive effect of 280,809 and 291,189 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2010 and 2009, respectively.

Options issued under employee benefit plans to purchase 688,640 shares of common stock were outstanding at June 30, 2010, but were not included in the computation of quarterly diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 874,914 shares of common stock were outstanding at June 30, 2010, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 473,771 shares of common stock were outstanding at June 30, 2009, but were not included in the computation of quarterly diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 791,984 shares of common stock were outstanding at June 30, 2009, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

3. New Accounting Pronouncements

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

Fair Value Measurements and Disclosures In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted this statement on January 1, 2010 without a material impact on its financial position or results of operations.

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-10), which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financial receivables and its allowance for credit losses. ASU 2010-20 will be effective for the Company for the annual reporting period ending December 31, 2010. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Commercial, financial, and agricultural	$1,966,505	$1,963,533
Real estate construction	101,814	106,914
Consumer	462,714	441,406
Real estate	1,908,349	1,795,342
Leases	9,036	7,510

Total loans	4,448,418	4,314,705
Loans held for sale	10,439	17,523

Total loans and loans held for sale	$4,458,857	$4,332,228

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

This table provides an analysis of the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning allowance – April 1 and January 1	$67,442	$54,005	$64,139	$52,297
Additions (deductions):
Charge-offs	(6,357)	(6,273)	(12,364)	(12,243)
Recoveries	925	1,077	1,925	2,755

Net charge-offs	(5,432)	(5,196)	(10,439)	(9,488)

Provision charged to expense	8,100	6,300	16,410	12,300

Ending allowance – June 30	$70,110	$55,109	$70,110	$55,109

Impaired loans Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan. The summary below provides an analysis of impaired loans as of and for the six months ended June 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total impaired loans as of June 30 and December 31	$22,081	$20,880
Amount of impaired loans which have a related allowance	15,309	14,290
Amount of related allowance	2,858	3,813
Remaining impaired loans with no allowance	6,772	6,590
Average recorded investment in impaired loans during the period	22,137	14,974

There was an insignificant amount of interest recognized on impaired loans during 2010 and 2009.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$827,395	$6,007	$—	$833,402
U.S. Agencies	1,536,682	13,532	—	1,550,214
Mortgage-backed	1,486,925	51,255	(156)	1,538,024
State and political subdivisions	979,611	24,923	(352)	1,004,182

Total	$4,830,613	$95,717	$(508)	$4,925,822

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$596,067	$3,549	$(539)	$599,077
U.S. Agencies	1,479,784	10,426	(1,450)	1,488,760
Mortgage-backed	1,786,899	33,038	(6,279)	1,813,658
State and political subdivisions	958,231	26,530	(468)	984,293

Total	$4,820,981	$73,543	$(8,736)	$4,885,788

The following table presents contractual maturity information for securities available for sale at June 30, 2010 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$739,411	$744,144
Due after 1 year through 5 years	2,388,137	2,422,372
Due after 5 years through 10 years	208,587	213,565
Due after 10 years	7,553	7,717

Total	3,343,688	3,387,798
Mortgage-backed securities	1,486,925	1,538,024

Total securities available for sale	$4,830,613	$4,925,822

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2010, proceeds from the sales of securities available for sale were $416,947,000 compared to $45,046,000 for the same period in 2009. Securities transactions resulted in gross realized gains of $6,747,000 and $1,891,000 for the six months ended June 30, 2010 and 2009. The gross realized losses for the six months ended June 30, 2010 and 2009 were $229,000 and $0, respectively.

Trading Securities

The net unrealized gains on trading securities at June 30, 2010 and June 30, 2009 were $281,000 and $271,000 respectively, and were included in trading and investment banking income.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$57,075	$5,687	$—	$62,762

December 31, 2009

State and political subdivisions	$56,986	$1,380	$—	$58,366

The following table presents contractual maturity information for securities held to maturity at June 30, 2010 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$130	$143
Due after 1 year through 5 years	13,090	14,394
Due after 5 years through 10 years	11,670	12,833
Due after 10 years	32,185	35,392

Total securities held to maturity	$57,075	$62,762

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first six months of 2010 and 2009.

Securities available for sale and held to maturity with a market value of $3,536,014,161 at June 30, 2010, and $4,227,243,117 at December 31, 2009, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. (in thousands).

June 30, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	—	—	—	—	—	—
Federal agency mortgage backed securities	16,714	(156)	—	—	16,714	(156)
Municipal securities	51,338	(324)	2,125	(28)	53,463	(352)

Total temporarily-impaired debt securities available for sale	$68,052	$(480)	$2,125	$(28)	$70,177	$(508)

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

December 31, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$169,516	$(539)	$—	$—	$169,516	$(539)
Direct obligations of U.S. government agencies	373,255	(1,450)	—	—	373,255	(1,450)
Federal agency mortgage backed securities	398,111	(6,279)	—	—	398,111	(6,279)
Municipal securities	44,921	(427)	1,711	(41)	46,632	(468)

Total temporarily-impaired debt securities available for sale	$985,803	$(8,695)	$1,711	$(41)	$987,514	$(8,736)

The unrealized losses in the Company’s investments in direct obligations of U.S. government agencies, federal agency mortgage backed securities, and municipal securities were caused by interest rate risk. The Company does not expect any losses caused by credit risk on these securities. Because the Company does not have the intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2010 and December 31, 2009 by operating segment are as follows (in thousands):

	Commercial Financial Services	Institutional Financial Services	Personal Financial Services	Total
Balances as of January 1, 2009	$42,999	$25,988	$35,937	$104,924
Acquisition of J.D. Clark & Co., Inc.	—	19,476	—	19,476
Other goodwill acquired during period		5,875	1,355	7,230
Other	(154)	—	(120)	(274)

Balances as of December 31,2009	$42,845	$51,339	$37,172	$131,356

Balances as of January 1, 2010	$42,845	$51,339	$37,172	$131,356

Balances as of June 30, 2010	$42,845	$51,339	$37,172	$131,356

Following are the intangible assets that continue to be subject to amortization as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$25,627	$10,870
Other intangible assets	44,680	12,188	32,492
Other intangible assets acquired during period	10,087	434	9,653

Total other intangible assets	54,767	12,622	42,145

Total intangible assets	$91,264	$38,249	$53,015

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	As of December 31, 2009
Core deposit intangible assets	$36,497	$24,444	$12,053
Other intangible assets	9,151	6,812	2,315
Other intangible assets acquired from the acquisition of J.D. Clark & Co., Inc.	24,831	2,278	22,553
Other intangible assets acquired during period	10,699	182	10,541

Total other intangible assets	44,681	9,272	35,409

Total intangible assets	$81,178	$33,716	$47,462

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Aggregate amortization expense	$2,442	$1,495	$4,533	$2,471

Estimated amortization expense of intangible assets on future years (in thousands):

For the six months ended December 31, 2010	$4,909
For the year ended December 31, 2011	9,051
For the year ended December 31, 2012	7,880
For the year ended December 31, 2013	6,905
For the year ended December 31, 2014	6,292

7. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three and six months ended June 30, 2010 and 2009 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Change in unrealized holding gains, net	$38,585	$(1,657)	$37,914	$6,911
Less: Reclassification adjustments for gains included in income	(1,136)	(1,849)	(6,518)	(1,891)

Net unrealized holding gains (losses)	37,449	(3,506)	31,396	5,020
Income tax (expense) benefit	(13,702)	1,268	(11,472)	(1,887)

Other comprehensive income (loss)	$23,747	$(2,238)	$19,924	$3,133

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

The following table summarizes the Company’s off-balance-sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30, 2010	December 31, 2009
Commitments to extend credit for loans (excluding credit card loans)	$1,924,873	$1,868,869
Commitments to extend credit under credit card loans	1,343,819	1,320,416
Commercial letters of credit	4,451	3,538
Standby letters of credit	310,406	308,866
Futures contracts	21,000	13,300
Forward foreign exchange contracts	64,980	69,342
Spot foreign exchange contracts	8,459	5,513

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

9. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The Business Segments were redefined during the first quarter of 2010 to better organize the Company’s business around customer needs. In 2009, the Business Segments were Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2010.

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

Institutional Financial Services is a combination of Banking Services, Fund Services, and Asset Management services provided to institutional clients. This segment also includes consumer credit card services, formerly included in Consumer Services, and commercial credit card services, formerly included in Payment and Technology Solutions. Healthcare services, mutual fund cash management and international payments, previously included in Payment and Technology Solutions, are also included in this segment. Institutional Financial Services includes businesses such as the Company’s institutional investment services functions, Scout Investment Advisors, UMB Fund Services, corporate trust and escrow services as well as correspondent banking, investment banking, and UMB Healthcare Services. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Fed funds transactions. UMB Fund Services provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody and alternative investment services.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30,
	Commercial Financial Services		Institutional Financial Services
	2010	2009	2010	2009
Net interest income	$37,961	$37,077	$13,450	$14,289
Provision for loan losses	2,765	3,179	4,960	2,848
Noninterest income	8,651	8,180	54,948	43,875
Noninterest expense	29,005	28,977	49,244	40,835

Income before income taxes	$14,842	$13,101	$14,194	$14,481

Average assets	$3,493,000	$3,539,000	$761,000	$560,000
Depreciation and amortization	2,243	2,350	3,796	2,783
Expenditures for additions to premises and equipment	1,624	2,116	3,294	4,045

	Personal Financial Services		Treasury and Other Adjustments
	2010	2009	2010	2009
Net interest income	$26,262	$22,840	$(5)	$(32)
Provision for loan losses	375	273	—	—
Noninterest income	24,105	22,578	1,396	2,690
Noninterest expense	44,643	47,561	3,230	1,507

Income before income taxes	$5,349	$(2,416)	$(1,839)	$1,151

Average assets	$761,000	$847,000	$5,841,000	$5,059,000
Depreciation and amortization	3,031	3,580	439	602
Expenditures for additions to premises and equipment	2,277	404	203	129

	Total Consolidated Company
	2010	2009
Net interest income	$77,668	$74,174
Provision for loan losses	8,100	6,300
Noninterest income	89,100	77,323
Noninterest expense	126,122	118,880

Income before income taxes	$32,546	$26,317

Average assets	$10,856,000	$10,005,000
Depreciation and amortization	9,509	9,315
Expenditures for additions to premises and equipment	7,398	6,694

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	Six Months Ended June 30,
	Commercial Financial Services		Institutional Financial Services
	2010	2009	2010	2009
Net interest income	$76,403	$74,972	$24,911	$29,157
Provision for loan losses	5,623	5,303	9,716	6,505
Noninterest income	17,153	16,372	106,247	83,219
Noninterest expense	58,228	55,425	94,963	76,835

Income before income taxes	$29,705	$30,616	$26,479	$29,036

Average assets	$3,500,000	$3,519,000	$691,000	$496,000
Depreciation and amortization	4,494	4,966	7,296	5,136
Expenditures for additions to premises and equipment	1,970	3,048	4,978	4,775

	Personal Financial Services		Treasury and Other Adjustments
	2010	2009	2010	2009
Net interest income	$52,134	$45,284	$(7)	$(32)
Provision for loan losses	1,071	492	—	—
Noninterest income	46,580	45,989	5,526	653
Noninterest expense	86,645	91,717	3,639	1,546

Income before income taxes	$10,998	$(936)	$1,880	$(925)

Average assets	$769,000	$868,000	$5,974,000	$5,242,000
Depreciation and amortization	5,992	7,731	897	884
Expenditures for additions to premises and equipment	3,096	2,169	450	283

	Total Consolidated Company
	2010	2009
Net interest income	$153,441	$149,381
Provision for loan losses	16,410	12,300
Noninterest income	175,506	146,233
Noninterest expense	243,475	225,523

Income before income taxes	$69,062	$57,791

Average assets	$10,934,000	$10,125,000
Depreciation and amortization	18,679	18,717
Expenditures for additions to premises and equipment	10,494	10,275

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

Assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	June 30, 2010	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	400	400	—	—
U.S. Agencies	24,259	24,259	—	—
Mortgage-backed	6,459	—	6,459	—
State and political subdivisions	4,824	—	4,824	—
Trading - other	11,837	11,829	8	—

Trading securities	47,779	36,488	11,291	—

U.S. Treasury	833,402	833,402	—	—
U.S. Agencies	1,550,214	1,550,214	—	—
Mortgage-backed	1,538,024	—	1,538,024	—
State and political subdivisions	1,004,182	—	1,004,182	—

Available for sale securities	4,925,822	2,383,616	2,542,206	—

Total	4,973,601	2,420,104	2,553,497	—

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

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2010 and December 31, 2009. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair values at June 30, 2010 are significant to the Company’s consolidated financial position.

The estimated fair value of the Company’s financial instruments at June, 30, 2010 and December 31, 2009 are as follows (in millions):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,059.2	$1,059.2	$1,845.1	1,845.1
Securities available for sale	4,925.8	4,925.8	4,885.8	4,885.8
Securities held to maturity	57.1	57.1	57.0	57.0
Federal Reserve Bank and other stock	21.8	21.8	22.7	22.7
Trading securities	47.8	47.8	38.2	38.2
Loans (exclusive of allowance for loan loss)	4,458.9	4,541.4	4,268.1	4,395.1

FINANCIAL LIABILITIES
Demand and savings deposits	6,913.2	6,913.2	6,679.5	6,679.5
Time Deposits	1,507.2	1,522.2	1,855.0	1,874.7
Federal funds and repurchase agreements	1,400.9	1,400.8	1,927.6	1,927.6
Short-term debt	28.6	28.6	29.5	29.6
Long-term debt	9.3	10.0	25.5	27.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		2.9		4.7
Commercial letters of credit		0.1		0.2
Standby letters of credit	310.4	1.0	308.9	1.6

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. The estimated market values have not been updated since June 30, 2010; therefore current estimates of fair value may differ significantly from the amounts presented above.

11. Acquisition

On July 30, 2010, UMB Advisors, LLC (“UMB Advisors”) and UMB Merchant Banc, LLC (“UMBMB”, together with UMB Advisors, the “Buyers”), a subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Prairie Capital Management LLC (“Prairie Capital”) and PCM LLC (“PCM”) for cash of $25.9 million. Prairie Capital is in the business of providing investment management services and PCM is the general partner of various investment funds and associated with Prairie Capital’s business. UMB Advisors will purchase substantially all of the assets of Prairie Capital’s business and UMBMB will purchase substantially all of the assets of PCM’s business. This acquisition will increase the Company’s assets under management base by $2.2 billion and increase the Company’s servicing assets by $2.6 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and six-month periods ended June 30, 2010. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The information included or incorporated by reference in this report contains forward-looking statements of expected future developments within the meaning of and pursuant to the safe harbor provisions established by Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company, including, without limitation:

•	Statements that are not historical in nature; and

•	Statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “should,” “could,” “anticipates,” “estimates,” “intends,” or similar words or expressions.

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

The first strategy is to grow the Company’s fee-based businesses. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the second quarter of 2010, noninterest income increased $11.8 million, or 15.2 percent, compared to the same period of 2009. The Company continues to emphasize its asset management, bankcard services, health care services, and treasury management solution businesses. In particular, during the second quarter of 2010, the increase in noninterest income is primarily attributable to increased trust and securities processing income. The increase in these fees for the three month period compared to the same period last year was primarily attributable to an increase in fee income from Scout Funds and fund administration and custody services. Fee income from the Scout Funds increased by $4.5 million, or 59.1 percent, and fund administration and custody services fees increased by $4.3 million, or 38.3 percent.

The second strategy is a focus on net interest income through loan and deposit growth. This is not just a growth strategy and includes a focus on rate, volume and mix. Net interest income increased $3.5 million for the three months ended June 30, 2010, compared to one year ago. Total deposits increased $746.4 million, or 9.7 percent, compared to first quarter of 2009, which positions the Company well to fund customer credit needs when the demand for loans increases. While total deposits increased, total interest expense decreased by $4.5 million, or 33.0 percent, primarily due to 14.1 percent of the growth coming from noninterest-bearing deposits. Average earning assets increased by $1.1 billion, or 12.2 percent, compared to the second quarter of 2009 due to the increased deposit funding. This earning asset growth is attributable to an increase of $1.1 billion increase in total securities, including trading.

The third strategy is a focus on improving operating efficiencies. At June 30, 2010, the Company had 135 branches. Repositioning and increasing utilization of our distribution network remains a priority. The Company continues to emphasize increasing its customer base by providing a broad offering of services through our existing network. These efforts have resulted in the total deposits growth previously discussed. The Company’s efficiency ratio for the quarter was 73.9 percent in 2010 and 76.4 percent in 2009. The Company continues to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives. The Company continues to focus on cost savings through technology solutions that improve and automate processes.

The fourth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth; acquisition opportunities that make sense strategically, financially, operationally, and culturally; and focus on returning capital to shareholders. As an example of the Company putting capital to work, bankcard fees increased by $2.8 million, or 25.5 percent, for the three months ended June 30, 2010, compared to the same periods one year ago. This increase is directly associated with the acquisition of credit card portfolios since second quarter 2009. The Company repurchased 55,525 shares of common stock at an average price of $40.53 per share during the second quarter of 2010. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At June 30, 2010, the Company had $1.1 billion in shareholders equity, which resulted in a total risk-based capital ratio of 14.36 percent, which is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

Earnings Summary

The Company recorded consolidated net income of $23.0 million for the three-month period ended June 30, 2010, compared to $19.0 million for the same period a year earlier. This represents a 20.9 percent increase over the three-month period ended June 30, 2009. Basic earnings per share for the second quarter of 2010 were $0.57 per share ($0.57 per share fully-diluted) compared to $0.47 per share ($0.47 per share fully-diluted) for the second quarter of 2009. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2010 were 0.85 and 8.77 percent, respectively, compared to 0.76 and 7.66 percent for the three-month period ended June 30, 2009.

The Company recorded consolidated net income of $49.2 million for the six-month period ended June 30, 2010, compared to $41.6 million for the same period a year earlier. This represents a 18.2 percent increase over the six-month period ended June 30, 2009. Basic earnings per share for the six-month period ended June 30, 2010 were $1.23 per share ($1.22 per share fully-diluted) compared to $1.03 per share ($1.02 per share fully-diluted) for the period in 2009. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2010 were 0.91 and 9.50 percent, respectively, compared to 0.83 and 8.44 percent for the same period in 2009.

Net interest income for the three and six-month periods ended June 30, 2010 increased $3.5 million, or 4.7 percent, and $4.1 million, or 2.7 percent, respectively, compared to the same period in 2009. These increases are primarily due to the reduced level of interest expense on deposits, which outpaced the reduction in interest income during both periods. For the three-month period ended June 30, 2010, average earning assets increased by $770.8 million, or 8.4 percent, and for the six-month period ended June 30, 2010, they increased by $723.6, or 7.8 percent, compared to the same periods in 2009. Net interest margin, on a tax-equivalent basis, decreased to 3.29 percent and 3.24 percent for the three and six-months periods ended June 30, 2010, compared to 3.42 percent and 3.41 percent for the same periods in 2009. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses increased by $1.8 million and $4.1 million for the three and six-month periods ended June 30, 2010, compared to the same periods in 2009. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the increased provision, the allowance for loan losses as a percentage of total loans increased by 31 basis points to 1.58 percent as of June 30, 2010, compared to June 30, 2009. Management calculates a range in determining the appropriate level of allowance for loan losses. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2009 Annual Report on Form 10-K.

Noninterest income increased by $11.8 million, or 15.2 percent, for the three-month period ended June 30, 2010 and increased by $29.3 million, or 20.0 percent, for the six-month period ended June 30, 2010, compared to the same periods one year ago. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $7.2 million, or 6.1 percent, for the three-month period ended June 30, 2010, and increased by $18.0 million, or 8.0 percent, for the six-month period ended June 30, 2010, compared to the same periods in 2009. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended June 30, 2010, net interest income increased $3.5 million, or 4.7 percent, compared to the same period in 2009. For the six-month period ended June 30, 2010, net interest income increased $4.1 million, or 2.7 percent, compared to the same period in 2009.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated on this table, net interest spread for the three months ended June 30, 2010 decreased by 4 basis points and net interest margin decreased by 13 basis points compared to the same period in 2009. Net interest spread for the six months ended June 30, 2010 decreased by 9 basis points and net interest margin decreased by 17 basis points compared to the same period in 2009. These results are primarily due to a favorable rate variance on loans and deposits and a volume variance on investments. The combined impact of these variances has led to an increase in the Company’s net interest income.

The favorable rate variance on deposits is bolstered by the contribution from free funds. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.50 percent for the three-month period ended June 30, 2010 and 3.85 percent for the same period in 2009.

	Three Months Ended June 30,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,418,479	5.08%	$4,433,564	4.85%
Securities:
Taxable	3,909,296	2.31	3,224,646	3.21
Tax-exempt	977,538	4.47	894,669	4.99

Total securities	4,886,834	2.74	4,119,315	3.60
Federal funds and resell agreements	43,402	0.43	45,967	0.44
Interest-bearing due from banks	551,402	0.75	539,774	0.70
Trading	40,399	1.92	31,056	2.84

Total earning assets	9,940,516	3.66	9,169,676	4.01
Allowance for loan losses	(67,991)		(55,336)
Other assets	983,600		890,399

Total assets	$10,856,125		$10,004,739

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,510,102	0.62%	$5,149,419	0.98%
Federal funds and repurchase agreements	1,345,516	0.15	1,254,984	0.17
Borrowed funds	46,154	0.87	55,023	2.82

Total interest-bearing liabilities	6,901,772	0.53	6,459,426	0.84
Noninterest-bearing demand deposits	2,771,267		2,452,041
Other liabilities	131,067		97,302
Shareholders’ equity	1,052,019		995,970

Total liabilities and shareholders’ equity	$10,856,125		$10,004,739

Net interest spread		3.13%		3.17%
Net interest margin		3.29		3.42

	Six Months Ended June 30,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,391,601	5.03%	$4,423,369	4.85%
Securities:
Taxable	3,823,603	2.44	3,454,857	3.21
Tax-exempt	979,218	4.58	874,301	5.08

Total securities	4,802,821	2.88	4,329,158	3.59
Federal funds and resell agreements	65,854	0.33	66,097	0.55
Interest-bearing due from banks	748,294	0.63	473,480	0.76
Trading	38,308	1.84	31,200	2.62

Total earning assets	10,046,878	3.63	9,323,304	4.02
Allowance for loan losses	(66,499)		(54,479)
Other assets	953,165		856,635

Total assets	$10,933,544		$10,125,460

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,587,925	0.65%	$5,173,137	1.03%
Federal funds and repurchase agreements	1,367,838	0.14	1,455,881	0.17
Borrowed funds	46,934	1.55	53,629	2.92

Total interest-bearing liabilities	7,002,697	0.56	6,682,647	0.86
Noninterest-bearing demand deposits	2,759,309		2,351,013
Other liabilities	127,346		97,388
Shareholders’ equity	1,044,192		994,412

Total liabilities and shareholders’ equity	$10,933,544		$10,125,460

Net interest spread		3.07%		3.16%
Net interest margin		3.24		3.41

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest-free funds (total earning assets less interest-bearing liabilities) increased $328.5 million for the three-month period ended June 30, 2010 compared to the same period in 2009 and increased $403.5 million for the six-month period ended June 30, 2010 compared to the same period in 2009, the benefit from interest free funds declined by 9 basis points from the three months ended June 30, 2009, and declined by 8 basis points from the six months ended June 30, 2009, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2010 vs 2009			Six Months Ended June 30, 2010 vs 2009
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$(190)	$2,604	$2,414	$(788)	$3,885	$3,097
Securities:
Taxable	3,940	(7,262)	(3,322)	4,463	(13,123)	(8,660)
Tax-exempt	970	(1,110)	(140)	2,369	(2,212)	157
Federal funds sold and resell agreements	(3)	—	(3)	—	(72)	(72)
Interest-bearing due from banks	22	68	90	863	(300)	563
Trading	50	(63)	(13)	44	(82)	(38)

Interest income	4,789	(5,763)	(974)	6,951	(11,904)	(4,953)
Change in interest incurred on:
Interest-bearing deposits	554	(4,701)	(4,147)	1,342	(9,690)	(8,348)
Federal funds purchased and repurchase agreements	34	(68)	(34)	(61)	(188)	(249)
Borrowed funds	(19)	(268)	(287)	(51)	(366)	(417)

Interest expense	569	(5,037)	(4,468)	1,230	(10,244)	(9,014)

Net interest income	$4,220	$(726)	$3,494	$5,721	$(1,660)	$4,061

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Average earning assets	$9,940,516	$9,169,676	$770,840	$10,046,878	$9,323,304	$723,574
Average interest-bearing liabilities	6,901,772	6,459,426	442,346	7,002,697	6,682,647	320,050

Average interest free funds	$3,038,744	$2,710,250	$328,494	$3,044,181	$2,640,657	$403,524

Free funds ratio (free funds to earning assets)	30.57%	29.56%	1.01%	30.30%	28.32%	1.98%
Tax-equivalent yield on earning assets	3.66	4.01	(0.35)%	3.63%	4.02%	(0.39)%
Cost of interest-bearing liabilities	0.53	0.84	(0.31)	0.56	0.86	(0.30)

Net interest spread	3.13%	3.17%	(0.04)%	3.07%	3.16%	(0.09)%
Benefit of interest-free funds	0.16	0.25	(0.09)	0.17	0.25	(0.08)

Net interest margin	3.29%	3.42%	(0.13)%	3.24%	3.41%	(0.17)%

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

Based on the factors above, management of the Company expensed $8.1 million and $16.4 million related to the provision for loan losses for the three and six-month periods ended June 30, 2010, compared to $6.3 million and $12.3 million for the same periods in 2009. As illustrated in Table 3 below, the ALL increased to 1.58 percent of total loans as of June 30, 2010, compared to 1.27 percent of total loans as of the same period in 2009.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009. Net charge-offs were $10.4 million for the first six months of 2010, compared to $9.5 million for the same period in 2009. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Six Months Ended June 30,	Year Ended December 31,
2010	2009	2009
Allowance-January 1	$64,139	$52,297	$52,297
Provision for loan losses	16,410	12,300	32,100
Allowance of banks and loans acquired	—	—	—

Charge-offs:
Commercial	(3,069)	(2,652)	(5,532)
Consumer:
Bankcard	(7,498)	(6,820)	(13,625)
Other	(1,777)	(2,522)	(4,911)
Real estate	(20)	(249)	(881)

Total charge-offs	(12,364)	(12,243)	(24,949)

Recoveries:
Commercial	241	1,138	1,419
Consumer:
Bankcard	609	676	1,334
Other	1,074	940	1,936
Real estate	1	1	2

Total recoveries	1,925	2,755	4,691

Net charge-offs	(10,439)	(9,488)	(20,258)

Allowance-end of period	70,110	55,109	64,139

Average loans, net of unearned interest	$4,376,529	$4,389,597	$4,356,187
Loans at end of period, net of unearned interest	4,448,418	4,331,887	4,314,705
Allowance to loans at end of period	1.58%	1.27%	1.49%
Allowance as a multiple of net charge-offs	3.33	x	2.88	x	3.17	x
Net charge-offs to:
Provision for loan losses	63.62%	77.14%	63.11%
Average loans	0.48	0.44	0.47

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based services are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based services provide the opportunity to offer multiple products and services, which management believes will more closely align the customer with the Company. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, brokerage, health care services, and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most share common platforms and support structures Table 4 below summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Trust and securities processing	$38,615	$28,635	$9,980	34.85%
Trading and investment banking	5,530	8,977	(3,447)	(38.40)
Service charges on deposit accounts	20,163	21,135	(972)	(4.60)
Insurance fees and commissions	1,287	886	401	45.26
Brokerage fees	1,598	1,512	86	5.69
Bankcard fees	13,979	11,142	2,837	25.46
Gains on sales of securities available for sale, net	1,136	1,849	(713)	(38.56)
Other	6,792	3,187	3,605	113.12

Total noninterest income	$89,100	$77,323	$11,777	15.23%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Trust and securities processing	$74,187	$53,534	$20,653	38.58%
Trading and investment banking	12,557	13,838	(1,281)	(9.26)
Service charges on deposits	40,683	41,929	(1,246)	(2.97)
Insurance fees and commissions	2,986	2,456	530	21.58
Brokerage fees	2,934	3,864	(930)	(24.07)
Bankcard fees	25,998	22,089	3,909	17.70
Gains on sales of securities available for sale, net	6,518	1,891	4,627	244.69
Other	9,643	6,632	3,011	45.40

Total noninterest income	$175,506	$146,233	$29,273	20.02%

Fee-based, or noninterest income (summarized in Table 4), increased by $11.8 million, or 15.2 percent, during the three months ended June 30, 2010, and increased by $29.3 million, or 20.0 percent, during the six months ended June 30, 2010, compared to the same periods in 2009.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees for the three and six-month periods compared to the same periods last year was primarily attributable to an increase in fee income from Scout Funds and fund administration and custody services. Fee income from the Scout Funds for the three and six-month periods ended June 30, 2010, increased by $4.5 million, or 59.1 percent, and by $8.3 million, or 58.2 percent, respectively. Fund administration and custody services fees for the three and six-month periods ended June 30, 2010, increased by $4.3 million, or 38.3 percent, and $10.9 million, or 54.8 percent, respectively. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels, which lead to increased inflows into the Scout Funds.

Trading and investment banking fees decreased by $3.4 million, or 38.4 percent, and by $1.3 million, or 9.3 percent, for the three and six months ended June 30, 2010, compared the same periods one year ago. This activity is indicative of the dynamic rate environment and is predominately due to market fluctuations in the Company’s mutual fund investments.

Bankcard fees increased by $2.8 million, or 25.5 percent, and by $3.9 million, or 17.7 percent for the three and six months ended June 30, 2010, compared to the same periods one year ago. This increase is directly associated with the acquisition of credit card portfolios during the period.

During the first six months of 2010, $6.5 million in pre-tax gains were recognized on the sales of securities available for sale. These sales are part of an objective to monitor and control the Company’s interest rate sensitivity in an anticipated rising interest rate environment.

Other noninterest income increased $3.6 million, or greater than 100.0 percent, for the three months ended June 30, 2010, and by $3.0 million, or 45.4 percent, for the six months ended June 30, 2010, compared to the same period in 2009. This increase is attributable to the pre-tax gain of $3.5 million on the sale of art, which was contributed to a charitable foundation (see other non-interest expense below).

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Salaries and employee benefits	$63,552	$59,596	$3,956	6.64%
Occupancy, net	8,924	8,572	352	4.11
Equipment	11,213	11,998	(785)	(6.54)
Supplies and services	4,680	5,570	(890)	(15.98)
Marketing and business development	4,430	4,171	259	6.21
Processing fees	11,214	8,140	3,074	37.76
Legal and consulting	2,770	2,644	126	4.77
Bankcard	4,360	2,927	1,433	48.96
Amortization of other intangible assets	2,442	1,495	947	63.34
Regulatory fees	3,516	7,908	(4,392)	(55.54)
Other	9,021	5,859	3,162	53.96

Total noninterest expense	$126,122	$118,880	$7,242	6.09%

	Six Months Entded June 30,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Salaries and employee benefits	$125,805	$117,593	$8,212	6.98%
Occupancy, net	17,844	16,716	1,128	6.75
Equipment	22,083	24,994	(2,911)	(11.65)
Supplies and services	9,387	10,947	(1,560)	(14.25)
Marketing and business development	8,135	7,361	774	10.51
Processing fees	22,242	15,143	7,099	46.88
Legal and consulting	4,392	4,192	200	4.77
Bankcard	7,550	6,884	666	9.67
Amortization of other intangible assets	4,533	2,471	2,062	83.45
Regulatory fees	6,754	9,635	(2,881)	(29.90)
Other	14,750	9,587	5,163	53.85

Total noninterest expense	$243,475	$225,523	$17,952	7.96%

Noninterest expense increased by $7.2 million, or 6.1 percent, for the three months ended June 30, 2010, and by $18.0 million, or 8.0 percent, for the six months ended June 30, 2010, compared to the same period in 2009. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $4.0 million, or 6.6 percent, for the three months ended June 30, 2010, and by $8.2 million, or 7.0 percent, for the six months ended June 30, 2010, compared to the same period in 2009. These increases are primarily due to higher base salary, commission, and health insurance costs. Salaries increased by $1.6 million, or 3.9 percent, and $3.0 million, or 3.7 percent, for the three and six months ended June 30, 2010, compared to the same periods in 2009. Commissions and bonuses increased by $1.3 million, or 12.9 percent, and $3.2 million, or 16.3 percent, for the three and six months ended June 30, 2010, compared to the same periods in 2009. Health insurance costs increased by $0.6 million, or 16.2 percent, and $1.6 million, or 22.3 percent, for the three and six months ended June 30, 2010, compared to the same periods in 2009.

Processing fees increased $3.1 million, or 37.8 percent, for the three months ended June 30, 2010, and by $7.1 million, or 46.9 percent, for the six months ended June 30, 2010, compared to the same period in 2009. This increase, which is correlated to the increase in trust and securities processing income noted above, is due to increased third party custodian fees related to international transactions from mutual fund clients and fees paid by the advisor to third-party distributors of the Scout Funds.

Regulatory fees decreased $4.4 million, or 55.5 percent, and $2.9 million, or 29.9 percent, for the three and six-month periods ended June 30, 2010, compared to the same period in 2009. The decreases in both periods are a direct result of a special assessment levied by the Federal Deposit Insurance Corporation (FDIC) during the second quarter of 2009.

Other noninterest expense increased $3.2 million, or 54.0 percent, for the three months ended June 30, 2010, and by $5.2 million, or 53.9 percent, for the six months ended June 30, 2010, compared to the same period in 2009. This increase is attributable to the contribution of $3.5 million in proceeds from the sale of art to a charitable foundation.

Income Tax Expense

The effective tax rate is 28.8 percent for the six months ended June 30, 2010, compared to 28.0 percent for the same period in 2009. The increase in the effective tax rate is primarily attributable to tax-exempt income representing a slightly smaller percentage of pre-tax earnings in 2010 compared to 2009.

Strategic Lines of Business

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment
Commercial Financial Services	$14,842	$13,101	$29,705	$30,616
Institutional Financial Services	14,194	14,481	26,479	29,036
Personal Financial Services	5,349	(2,416)	10,998	(936)
Treasury and Other Adjustments	(1,839)	1,151	1,880	(925)

Total Consolidated Company	$32,546	$26,317	$69,062	$57,791

Commercial Financial Services’ net income before taxes decreased $0.9 million to $29.7 million compared to 2009. The decrease in net income was driven primarily by an increase in noninterest expense of $2.8 million, or 5.1 percent, offset by an increase in net interest income of $1.4 million, or 1.9 percent and an increase in noninterest income of $0.8 million, or 4.8 percent. Noninterest expense increased due to higher allocated overhead costs compared to 2009. Loan and deposit balances in this segment were flat compared to 2009. The net margin on commercial loans widened by approximately 61 basis points from increasing interest yields and a decrease to the funds transfer pricing charge on loans. The net margin on deposits and repurchase agreements in the segment decreased over the same period in 2009 by approximately 41 basis points due to the continued low rate environment. The impact of the rate movements on loans, deposits, and repurchase agreements resulted in the increase in net interest income. Noninterest income increased due to higher loan fees. Management anticipates a static or slowly recovering economic environment during the remainder of 2010 with little movement in interest rates and net income growth to be relatively flat.

Institutional Financial Services’ net income before taxes decreased $2.6 million to $26.5 million from the same period in 2009. Noninterest income increased $22.9 million, offset by a $18.1 million increase in noninterest expense and a $4.1 million decrease in net interest income. Noninterest income increased due to a $8.3 million increase in advisory fees associated with the Scout Funds and a $10.9 million increase in fund administration and custody services income. Scout Fund fee income increased due to inflows of $1.5 billion for the twelve months ended June 30, 2010 and overall market appreciation over last year. Fee income from the acquisition of J.D. Clark & Co., Inc. and market appreciation were the drivers of the increase in fund administration and custody services income compared to 2009. Credit card income increased $3.3 million due to increased processing fees. Credit card balances increased approximately $125.0 million compared to 2009 primarily from the acquisition of 5 credit card portfolios totaling approximately $90.0 million over the past year. Noninterest expense increased $3.8 million from third party custodial fees related to international transactions from mutual fund clients and increased $2.5 million in third party fees paid by the advisor to distributors of the Scout Funds. The other driver was an increase in salaries and benefits of $9.2 million due to increased commission expense related to the increased revenue in this segment as well as the addition of base salary expenses from the acquisition of J.D. Clark & Co., Inc. Net interest income decreased due to decreased funds transfer pricing on deposits in this segment.

Personal Financial Services’ net income before taxes increased by $11.9 million to $11.0 million compared to 2009. Several drivers contributed to this increase. Earning asset balances have decreased, but the rate of the decrease has slowed in 2010 as the indirect automobile portfolio runoff is slowing. This is offset by the growth in the home equity loan portfolio. Net interest income increased $6.9 million, or 15.1 percent, over 2009 due to decreased funds transfer pricing costs on assets and an increased funds transfer pricing on deposits in this segment. The deposit balances have also increased in this segment compared to 2009. Noninterest income increased $0.6 million, or 3.6 percent, from 2009. This increase was due to an increase in trust fee income offset by a reduction in deposit service charges as a result of changes in consumer behavior, a reduction of third party revenue sharing streams as off-balance sheet balances are not as valuable in the current rate environment, and lower annuity and brokerage sales. Noninterest expense decreased $5.1 million, or 5.5 percent, over 2009. The decrease was primarily due to a decreased salaries and benefits expenses and decreased allocated overhead expenses.

The net income before tax for the Treasury and Other Adjustments category was $1.9 million for the first six months of 2010, compared to net loss before tax of $0.9 million for the same period in 2009.

Balance Sheet Analysis

Total assets of the Company as of June 30, 2010 decreased $601.1 million compared to December 31, 2009 and increased $1.1 billion, or 11.1 percent, compared to June 30, 2009. The increase in total assets from June 2009 to June 2010 is a result of increased investment securities balances including trading securities of $1.1 billion, or 28.4 percent. This asset balance increase is directly related to a corresponding increase in deposit balances between the same periods of $746.4 million, or 9.7 percent, and an increase in fed funds purchased and repurchase agreements of $312.4 million, or 28.7 percent. The decrease in total assets from December to June is primarily a result of the cyclical trend due to the pledging of investment securities and collateral required related to seasonal public fund repurchase agreements and deposits.

Total deposits and federal funds purchased and securities sold under agreement to repurchase declined at June 30, 2010 compared to December 31, 2009. Deposits declined by $114.1 million, or 1.3 percent, from December to June, and federal funds purchased and securities sold under agreement to repurchase decreased by $526.7 million, or 27.3 percent, from December to June. This decline in deposits and securities sold under agreement to repurchase is primarily driven by the run-off of seasonal public fund tax deposits, as such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31, 2009
	2010	2009
Total assets	$11,062,280	$9,955,126	$11,663,355
Loans, net of unearned interest	4,448,418	4,331,887	4,314,705
Total investment securities	5,052,514	3,935,132	5,003,720
Interest-bearing due from banks	718,410	698,246	1,057,195
Total earning assets	10,189,307	9,078,316	10,658,769
Total deposits	8,420,392	7,674,009	8,534,488
Total borrowed funds	1,438,804	1,155,515	1,982,579

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have increased $133.7 million, or 3.1 percent, compared to December 31, 2009 and increased $116.5 million, or 2.7 percent, at June 30, 2010 compared to June 30, 2009. The increase from December 31, 2009 is primarily a result of a 6.3 percent increase in real estate loans driven by home equity and commercial real estate loans. The increase at June 30, 2010 compared to June 30, 2009 was primarily related to a $215.6 million increase in real estate loans offset by a $86.9 million decrease in commercial loans. The increase in real estate loans is driven by home equity loans and commercial real estate loans. The decrease in commercial loans is related to reduced loan commitment line utilization due to the current economic environment.

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

Investment securities totaled $5.1 billion at June 30, 2010, compared to $3.9 billion at June 30, 2009, and $5.0 billion at December 31, 2009. Collateral pledging requirements for public funds, loan demand, and deposit funding are the primary factors impacting changes in the level of security holdings. Investment securities comprised 49.6 percent, 46.9 percent, and 43.3 percent, respectively, of the earning assets as of June 30, 2010, December 31, 2009, and June 30, 2009. There were $3.5 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at June 30, 2010.

Investment securities had an average tax-equivalent yield of 2.88 percent for the first six months of 2010 compared to 3.59 percent for the same period in 2009, or a decrease of 72 basis points. The average life of the securities portfolio was 23.8 months at June 30, 2010 compared to 22.9 months at December 31, 2009 and 25.7 months at June 30, 2009. The decrease in average life from June 30, 2009 was related to a modest shortening of the portfolio due to shorter investments in the low interest rate environment.

Deposits and Borrowed Funds

Deposits decreased $114.1 million, or 1.3 percent, from December 31, 2009 to June 30, 2010 and increased $746.4 billion from June 30, 2009. Noninterest-bearing deposits increased $90.6 million and interest-bearing deposits decreased $204.7 million from December 31, 2009. Noninterest-bearing deposits increased $353.4 million and interest-bearing deposits increased $393.0 million from June 30, 2009. The increase in deposits from June 30, 2009 came primarily from our public funds, mutual fund processing and treasury management businesses.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund services in order to attract and retain additional core deposits. Management believes a strong core deposit composition is one of the Company’s key strenghts given its competitive product mix.

Borrowed funds decreased $543.8 million from December 31, 2009. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.4 billion at June 30, 2010, compared to $1.9 billion at December 31, 2009. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.1 billion at June 30, 2010, a $52.9 million increase compared to December 31, 2009. The Company’s Board of Directors authorized, at its April 27, 2010, April 21, 2009, and April 22, 2008 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the six months ended June 30, 2010 and 2009, the Company acquired 132,334 shares and 462,947 shares, respectively, of its common stock under these plans. The Company has not made any purchases other than through these plans.

On July 27, 2010, the Board of Directors declared a dividend of $0.185 per share. The dividend will be paid on October 1, 2010 to shareholders of record on September 10, 2010.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.23 percent and total capital ratio of 14.36 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2010	2009	2010	2009
Return on average assets	0.85%	0.76%	0.91%	0.83%
Return on average equity	8.77	7.66	9.50	8.44
Average equity to assets	9.69	9.95	9.55	9.82
Tier 1 risk-based capital ratio	13.23	13.40	13.23	13.40
Total risk-based capital ratio	14.36	14.35	14.36	14.35
Leverage ratio	7.77	8.01	7.77	8.01

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2010	2009	2010	2009
Earnings basic	$0.57	$0.47	$1.23	$1.03%
Earnings diluted	0.57	0.47	1.22	1.02
Cash dividends	0.185	0.175	0.37	0.35
Dividend payout ratio	32.46%	37.23%	30.08%	33.98%
Book value	$26.42	$24.42	$26.42	$24.42

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of June 30, 2010 and 2009 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2010 Amount of change	June 30, 2009 Amount of change
300	$7,450	$5,757
200	4,903	3,909
100	2,442	2,317
Static	—	—
(100)	N/A	N/A

The Company is sensitive at June 30, 2010, to increases in rates. Increases in interest rates are projected to cause increases in net interest income. A large portion of the Company’s assets and liabilities have reached a floor. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $47.8 million as of June 30, 2010 compared to $38.2 million as of December 31, 2009.

The Manager of the Investment Banking Division of UMB Bank, n.a. presents documentation of the methodology used in determining value at risk at least annually to the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of June 30, 2010 and December 31, 2009.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $9.0 million to $23.1 million at June 30, 2010, compared to June 30, 2009 and decreased $0.1 million, compared to December 31, 2009. This increase from June, 2009 is related to the downgrade of a large syndicated credit combined with the general effects of the downturn in the economy.

The Company had $6.7 million of other real estate owned as of June 30, 2010 compared to $3.9 million as of June 30, 2009 and $5.2 million as of December 31, 2009. Loans past due more than 90 days totaled $14.6 million as of June 30, 2010, compared to $6.8 million at June 30, 2009 and $8.3 million as of December 31, 2009.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $2.0 million of restructured loans at June 30, 2010, $139,000 at June 30, 2009 and $2.0 million at December 31, 2009.

Table 10

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,				December 31, 2009
	2010		2009
Nonaccrual loans	$21,130		$13,984		$21,263
Restructured loans	2,009		139		2,000

Total nonperforming loans	23,139		14,123		23,263
Other real estate owned	6,737		3,859		5,203

Total nonperforming assets	$29,876		$17,982		$28,466

Loans past due 90 days or more	$14,630		$6,833		$8,319
Allowance for Loan Losses	70,110		55,109		64,139

Ratios
Nonperforming loans as a percent of loans	0.52%		0.33%		0.54%
Nonperforming assets as a percent of loans plus other real estate owned	0.67		0.41		0.66
Nonperforming assets as a percent of total assets	0.27		0.18		0.24
Loans past due 90 days or more as a percent of loans	0.33		0.16		0.18
Allowance for loan losses as a percent of loans	1.58		1.27		1.48
Allowance for loan losses as a multiple of nonperforming loans	3.03	x	3.90	x	2.76	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $4.9 billion of high-quality securities available for sale. Investment securities with a market value of $3.5 billion at June 30, 2010 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2010 was $3.6 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as set forth below.

The enactment of the Dodd-Frank Act could have an adverse impact on our financial results.

In July 2010, Congress enacted and the President signed broad financial regulatory reform legislation that, among other things, will impose comprehensive regulation on financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will subject financial institutions to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. The Dodd-Frank Act and regulations promulgated thereunder will generally become effective one year after the date of enactment of the Act. While we know the substance of the Dodd-Frank Act, it is not possible at this time to predict the final form and substance of the regulations that will be adopted to carry out the Act. Any such regulations that subject us or our counter-parties to additional capital or margin requirements relating to, or to additional restrictions on business practices could have an adverse effect on our financial results. This financial impact is not currently quantifiable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2010.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 22, 2010	17,332	$41.95	17,332	1,574,484

April 23-April 30, 2010	11,276	43.95	11,276	1,988,724

May 1-May 31, 2010	4,701	41.34	4,701	1,984,023

June 1-June 30, 2010	22,216	37.52	22,216	1,961,807

Total	55,525	$40.53	55,525

On April 22, 2009, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 21, 2010. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 27, 2010, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 26, 2011. The Company has not made any repurchases other than through these plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Stock purchase agreement between the Company and Prairie Capital Management, LLC dated June 27, 2010.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

ix.	101.INS* XBRL Instance

x.	101.SCH* XBRL Taxonomy Extension Schema

xi.	101.CAL* XBRL Taxonomy Extension Calculation

xii.	101.DEF* XBRL Taxonomy Extension Definition

xiii.	101.LAB* XBRL Taxonomy Extension Labels

xiv.	101.PRE* XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Senior Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)

Date: August 4, 2010