Form 10-Q
period 2010-09-30
UMB FINANCIAL CORP
filed 2010-11-04
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, UMB Financial Corporation had 40,406,684 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Loans:	$4,583,562	$4,314,705
Allowance for loan losses	(72,719)	(64,139)

Net loans	4,510,843	4,250,566

Loans held for sale	11,256	17,523
Investment securities:
Available for sale	5,058,667	4,885,788
Held to maturity (market value of $67,177 and $58,366, respectively)	59,910	56,986
Trading	40,520	38,214
Federal Reserve Bank stock and other	22,344	22,732

Total investment securities	5,181,441	5,003,720

Federal funds sold and securities purchased under agreements to resell	22,399	329,765
Interest-bearing due from banks	658,347	1,057,195
Cash and due from banks	332,699	458,093
Bank premises and equipment, net	215,627	217,642
Accrued income	63,990	64,949
Goodwill	163,584	131,356
Other intangibles	69,723	47,462
Other assets	110,132	85,084

Total assets	$11,340,041	$11,663,355

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,778,728	$2,775,222
Interest-bearing demand and savings	4,278,388	3,904,268
Time deposits under $100,000	710,991	772,040
Time deposits of $100,000 or more	833,708	1,082,958

Total deposits	8,601,815	8,534,488
Federal funds purchased and repurchase agreements	1,432,179	1,927,607
Short-term debt	27,847	29,514
Long-term debt	9,040	25,458
Accrued expenses and taxes	148,927	107,896
Other liabilities	30,053	22,841

Total liabilities	10,249,861	10,647,804

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,410,612 and 40,439,607 shares outstanding, respectively	55,057	55,057
Capital surplus	716,278	712,774
Retained earnings	612,265	562,748
Accumulated other comprehensive income	67,399	40,454
Treasury stock, 14,646,118 and 14,617,123 shares, at cost, respectively	(360,819)	(355,482)

Total shareholders’ equity	1,090,180	1,015,551

Total liabilities and shareholders’ equity	$11,340,041	$11,663,355

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans	$56,581	$54,478	$166,013	$160,813
Securities:
Taxable interest	22,026	25,455	68,301	80,395
Tax-exempt interest	7,330	7,554	21,675	21,742

Total securities income	29,356	33,009	89,976	102,137
Federal funds and resell agreements	29	48	137	229
Interest-bearing due from banks	749	1,181	3,099	2,965
Trading securities	176	210	500	570

Total interest income	86,891	88,926	259,725	266,714

INTEREST EXPENSE
Deposits	7,900	12,223	25,985	38,656
Federal funds and repurchase agreements	525	446	1,473	1,643
Long-term debt	83	361	441	1,138

Total interest expense	8,508	13,030	27,899	41,437

Net interest income	78,383	75,896	231,826	225,277
Provision for loan losses	7,700	8,300	24,110	20,600

Net interest income after provision for loan losses	70,683	67,596	207,716	204,677

NONINTEREST INCOME
Trust and securities processing	39,843	32,630	114,029	86,164
Trading and investment banking	7,897	6,787	20,454	20,625
Service charges on deposits	19,431	20,598	60,114	62,527
Insurance fees and commissions	1,554	1,255	4,540	3,710
Brokerage fees	1,746	1,629	4,679	5,493
Bankcard fees	14,555	11,671	40,554	33,760
Gains on sale of securities available for sale, net	752	3,306	7,270	5,198
Other	4,306	2,642	13,950	9,273

Total noninterest income	90,084	80,518	265,590	226,750

NONINTEREST EXPENSE
Salaries and employee benefits	69,044	60,193	194,849	177,786
Occupancy, net	9,162	8,982	27,007	25,698
Equipment	11,122	11,187	33,205	36,181
Supplies and services	4,822	4,787	14,209	15,734
Marketing and business development	4,426	4,036	12,561	11,397
Processing fees	11,570	9,659	33,812	24,803
Legal and consulting	4,108	2,763	8,500	6,954
Bankcard	4,292	3,615	11,842	10,498
Amortization of other intangibles	3,150	1,847	7,684	4,318
Regulatory fees	3,219	3,036	9,974	12,672
Other	5,720	5,152	20,470	14,738

Total noninterest expense	130,635	115,257	374,113	340,779

Income before income taxes	30,132	32,857	99,193	90,648
Income tax provision	7,359	8,859	27,223	25,022

NET INCOME	$22,773	$23,998	$71,970	$65,626

PER SHARE DATA
Net income – basic	$0.57	$0.60	$1.80	$1.62
Net income – diluted	0.57	0.59	1.78	1.61
Dividends	0.185	0.175	0.555	0.525

Weighted average shares outstanding	40,081,108	40,240,293	40,083,419	40,402,992

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2009	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811
Comprehensive income
Net income	—	—	65,626	—	—	65,626
Change in unrealized gains on securities, net of tax	—	—	—	15,219	—	15,219

Total comprehensive income						80,845
Cash dividends ($0.525 per share)	—	—	(21,329)	—	—	(21,329)
Purchase of treasury stock	—	—	—	—	(26,331)	(26,331)
Issuance of equity awards	—	(1,263)	—	—	1,395	132
Recognition of equity based compensation	—	3,948	—	—	—	3,948
Net tax benefit related to equity compensation plans	—	187	—	—	—	187
Sale of treasury stock	—	314	—	—	159	473
Exercise of stock options	—	375	—	—	517	892

Balance – September 30, 2009	$55,057	$711,373	$546,370	$56,324	$(355,496)	$1,013,628

Balance – January 1, 2010	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551
Comprehensive income
Net income	—	—	71,970	—	—	71,970
Change in unrealized gains on securities, net of tax	—	—	—	26,945	—	26,945

Total comprehensive income						98,915
Cash dividends ($0.555 per share)	—	—	(22,453)	—	—	(22,453)
Purchase of treasury stock	—	—	—	—	(7,554)	(7,554)
Issuance of equity awards	—	(1,617)	—	—	1,742	125
Recognition of equity based compensation	—	4,398	—	—	—	4,398
Net tax benefit related to equity compensation plans	—	155	—	—	—	155
Sale of treasury stock	—	333	—	—	188	521
Exercise of stock options	—	235	—	—	287	522

Balance – September 30, 2010	$55,057	$716,278	$612,265	$67,399	$(360,819)	1,090,180

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net Income	$71,970	$65,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,110	20,600
Depreciation and amortization	28,846	27,943
Deferred income tax benefit	(9,349)	(7,088)
Net increase in trading securities	(2,306)	(8,007)
Gains on sales of securities available for sale	(7,270)	(5,198)
Gains on sales of assets	(105)	(18)
Amortization of securities premiums, net of discount accretion	22,739	18,269
Originations of loans held for sale	(131,607)	(202,768)
Net gains on sales of loans held for sale	(648)	(1,269)
Proceeds from sales of loans held for sale	138,522	206,513
Issuance of equity awards	125	132
Equity based compensation	4,398	3,948
Changes in:
Accrued income	959	(291)
Accrued expenses and taxes	(3,113)	8,701
Other assets and liabilities, net	1,630	18

Net cash provided by operating activities	138,901	127,111

Investing Activities
Proceeds from maturities of securities held to maturity	8,264	4,923
Proceeds from sales of securities available for sale	515,256	89,517
Proceeds from maturities of securities available for sale	1,650,870	2,603,346
Purchases of securities held to maturity	(10,949)	(5,505)
Purchases of securities available for sale	(2,318,615)	(2,278,875)
Net (increase) decrease in loans	(206,467)	56,978
Net decrease in fed funds sold and resell agreements	307,366	131,138
Net decrease (increase) in interest-bearing balances due from other financial institutions	95,022	(189,238)
Purchases of bank premises and equipment	(19,755)	(13,758)
Net cash paid for acquisitions	(114,405)	(26,290)
Proceeds from sales of bank premises and equipment	430	1,437

Net cash (used in) provided by investing activities	(92,983)	373,673

Financing Activities
Net increase (decrease) in demand and savings deposits	377,476	(11,420)
Net (decrease) increase in time deposits	(310,299)	176,196
Net decrease in fed funds purchased and repurchase agreements	(495,428)	(980,677)
Net (decrease) increase in short-term debt	(2,868)	4,529
Proceeds from long-term debt	—	2,000
Repayment of long-term debt	(15,217)	(5,567)
Cash dividends paid	(22,446)	(21,322)
Net tax benefit related to equity compensation plans	155	187
Proceeds from exercise of stock options and sales of treasury shares	1,043	1,365
Purchases of treasury stock	(7,554)	(26,331)

Net cash used in financing activities	(475,138)	(861,040)

Decrease in cash and due from banks	(429,220)	(360,256)
Cash and due from banks at beginning of period	1,229,645	887,559

Cash and due from banks at end of period	$800,425	$527,303

Supplemental Disclosures:
Income taxes paid	$37,547	$25,627
Total interest paid	31,595	41,158

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

In the previously filed Form 10-Q for the period ended September 30, 2009, the Company transposed proceeds from maturities and proceeds from sales of available for sale securities in the investing activities section of the condensed consolidated statement of cash flows. As a result, the accompanying 2009 condensed consolidated statement of cash flows has been corrected to list the appropriate title with the appropriate numeric total. There is no quantitative change in cash flows of the Company as a result of this adjustment.

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Wisconsin, Utah, New Jersey, and Massachusetts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $467.7 million and $238.9 million at September 30, 2010 and September 30, 2009, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $191.6 million and $300.5 million at September 30, 2010 and September 30, 2009, respectively.

This table provides a summary of cash and due from banks as presented on the Condensed Consolidated Statements of Cash Flows as of September 30, 2010 and September 30, 2009 (in thousands):

	September 30,
	2010	2009
Due from the Federal Reserve	$467,726	$238,881
Cash and due from banks	332,699	288,422

Cash and due from banks at end of period	$800,425	$527,303

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 218,495 and 323,413 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2010 and 2009, respectively. Diluted year-to-date income per share includes the dilutive effect of 250,966 and 319,453 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2010 and 2009, respectively.

Options issued under employee benefit plans to purchase 1,107,949 shares of common stock were outstanding at September 30, 2010, but were not included in the computation of quarterly and year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 784,904 shares of common stock were outstanding at September 30, 2009, but were not included in the computation of quarterly and year-to-date diluted EPS because the options were anti-dilutive.

3. New Accounting Pronouncements

Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” or Accounting Standards Codification (“ASC”) 860. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 to qualifying special-purpose entities. The Company adopted this statement on January 1, 2010 with no impact on its financial position or results of operations.

Amendments to FASB Interpretation No. 46(R) In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” or ASC 810, which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). The Company adopted this statement on January 1, 2010 with no impact on its financial position or results of operations.

Fair Value Measurements and Disclosures In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted this statement on January 1, 2010 with no impact on its financial position or results of operations except for additional financial statement disclosures.

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-10), which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financial receivables and its allowance for credit losses. ASU 2010-20 will be effective for the Company for the annual reporting period ending December 31, 2010. The Company is currently evaluating the effect that this standard will have on its financial statement disclosures.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

4. Loans and Allowance for Loan Losses

This table provides a summary of the major categories of loans as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Commercial, financial, and agricultural	$2,038,631	$1,963,533
Real estate construction	94,821	106,914
Consumer	442,405	441,406
Real estate	2,000,199	1,795,342
Leases	7,506	7,510

Total loans	4,583,562	4,314,705
Loans held for sale	11,256	17,523

Total loans and loans held for sale	$4,594,818	$4,332,228

This table provides an analysis of the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning allowance – July 1 and January 1	$70,110	$55,109	$64,139	$52,297
Additions (deductions):
Charge-offs	(6,060)	(5,663)	(18,424)	(17,905)
Recoveries	969	1,066	2,894	3,820

Net charge-offs	(5,091)	(4,597)	(15,530)	(14,085)

Provision charged to expense	7,700	8,300	24,110	20,600

Ending allowance – September 30	$72,719	$58,812	$72,719	$58,812

Impaired loans Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral securing the loan if considered collateral dependant. The summary below provides an analysis of impaired loans as of and for the nine months ended September 30, 2010 and twelve months ended December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total impaired loans as of September 30 and December 31	$23,666	$20,880
Amount of impaired loans which have a related allowance	6,094	14,290
Amount of related allowance	2,852	3,813
Remaining impaired loans with no allowance	17,572	6,590
Average recorded investment in impaired loans during the period	22,519	14,974

There was an insignificant amount of interest recognized on impaired loans during 2010 and 2009.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$664,762	$5,998	$—	$670,760
U.S. Agencies	1,567,716	17,174	(9)	1,584,881
Mortgage-backed	1,607,441	52,883	(75)	1,660,249
State and political subdivisions	1,109,266	30,979	(635)	1,139,610
Corporates	3,170	1	(4)	3,167

Total	$4,952,355	$107,035	$(723)	$5,058,667

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$596,067	$3,549	$(539)	$599,077
U.S. Agencies	1,479,784	10,426	(1,450)	1,488,760
Mortgage-backed	1,786,899	33,038	(6,279)	1,813,658
State and political subdivisions	958,231	26,530	(468)	984,293

Total	$4,820,981	$73,543	$(8,736)	$4,885,788

The following table presents contractual maturity information for securities available for sale at September 30, 2010 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$693,743	$698,034
Due after 1 year through 5 years	2,347,519	2,387,206
Due after 5 years through 10 years	278,099	287,617
Due after 10 years	25,553	25,561

Total	3,344,914	3,398,418
Mortgage-backed securities	1,607,441	1,660,249

Total securities available for sale	$4,952,355	$5,058,667

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2010, proceeds from the sales of securities available for sale were $515,256,000 compared to $89,517,000 for the same period in 2009. Securities transactions resulted in gross realized gains of $7,499,000 and $5,198,000 for the nine months ended September 30, 2010 and 2009. The gross realized losses for the nine months ended September 30, 2010 and 2009 were $229,000 and $0, respectively.

Trading Securities

The net unrealized gains on trading securities at September 30, 2010 and September 30, 2009 were $110,000 and $293,000 respectively, and were included in trading and investment banking income.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$59,910	$7,267	$—	$67,177

December 31, 2009

State and political subdivisions	$56,986	$1,380	$—	$58,366

The following table presents contractual maturity information for securities held to maturity at September 30, 2010 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,635	$1,833
Due after 1 year through 5 years	14,268	15,999
Due after 5 years through 10 years	7,828	8,778
Due after 10 years	36,179	40,567

Total securities held to maturity	$59,910	$67,177

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first nine months of 2010 and 2009.

Securities available for sale with a market value of $3,557,004,106 at September 30, 2010, and $4,227,243,117 at December 31, 2009, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Direct obligations of U.S. government agencies	$7,263	$(9)	$—	$—	$7,263	$(9)
Federal agency mortgage backed securities	42,757	(75)	—	—	42,757	(75)
Municipal securities	73,769	(635)	—	—	73,769	(635)
Corporates	2,282	(4)	—	—	2,282	(4)

Total temporarily-impaired debt securities available for sale	$126,071	$(723)	$—	$—	$126,071	$(723)

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

December 31, 2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$169,516	$(539)	$—	$—	$169,516	$(539)
Direct obligations of U.S. government agencies	373,255	(1,450)	—	—	373,255	(1,450)
Federal agency mortgage backed securities	398,111	(6,279)	—	—	398,111	(6,279)
Municipal securities	44,921	(427)	1,711	(41)	46,632	(468)

Total temporarily-impaired debt securities available for sale	$985,803	$(8,695)	$1,711	$(41)	$987,514	$(8,736)

The unrealized losses in the Company’s investments in direct obligations of U.S. government agencies, federal agency mortgage backed securities, and municipal securities were caused by interest rate risk. Because the Company does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2010 and December 31, 2009 by operating segment are as follows (in thousands):

	Commercial Financial Services	Institutional Financial Services	Personal Financial Services	Total
Balances as of January 1, 2009	$42,999	$25,988	$35,937	$104,924
Acquisition of J.D. Clark & Co., Inc.	—	19,476	—	19,476
Other goodwill acquired during period		5,875	1,355	7,230
Other	(154)	—	(120)	(274)

Balances as of December 31, 2009	$42,845	$51,339	$37,172	$131,356

Balances as of January 1, 2010	$42,845	$51,339	$37,172	$131,356
Acquisition of Prairie Capital Management, LLC	—	—	32,228	32,228

Balances as of September 30, 2010	$42,845	$51,339	$69,400	$163,584

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles assets	$36,497	$26,204	$10,293
Other intangible assets	44,681	13,861	30,820
Other intangible assets acquired from the acquisition of Prairie Capital Management, LLC	19,418	407	19,011
Other intangible assets acquired during period	10,526	927	9,599

Total other intangible assets	74,625	15,195	59,430

Total intangible assets	$111,122	$41,399	$69,723

	As of December 31, 2009
Core deposit intangible assets	$36,497	$24,444	$12,053
Other intangible assets	9,151	6,812	2,315
Other intangible assets acquired from the acquisition of J.D. Clark & Co., Inc.	24,831	2,278	22,553
Other intangible assets acquired during period	10,699	182	10,541

Total other intangible assets	44,681	9,272	35,409

Total intangible assets	$81,178	$33,716	$47,462

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Aggregate amortization expense	$3,150	$1,847	$7,684	$4,318

Estimated amortization expense of intangible assets on future years (in thousands):

For the three months ended December 31, 2010	$3,020
For the year ended December 31, 2011	11,342
For the year ended December 31, 2012	9,987
For the year ended December 31, 2013	8,856
For the year ended December 31, 2014	8,100

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

7. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three and nine months ended September 30, 2010 and 2009 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Change in unrealized holding gains, net	$11,856	$22,310	$49,770	$29,222
Less: Reclassification adjustments for gains included in income	(752)	(3,306)	(7,270)	(5,198)

Net unrealized holding gains	11,104	19,004	42,500	24,024
Income tax expense	(4,082)	(6,918)	(15,555)	(8,805)

Other comprehensive income	$7,022	$12,086	$26,945	$15,219

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

The following table summarizes the Company’s off-balance-sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30, 2010	December 31, 2009
Commitments to extend credit for loans (excluding credit card loans)	$1,740,185	$1,868,869
Commitments to extend credit under credit card loans	1,454,829	1,320,416
Commercial letters of credit	2,386	3,538
Standby letters of credit	281,556	308,866
Futures contracts	19,000	13,300
Forward foreign exchange contracts	24,317	69,342
Spot foreign exchange contracts	6,040	5,513

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

9. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The Business Segments were redefined during the first quarter of 2010 to better organize the Company’s business around customer needs. In 2009, the Business Segments were Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2010.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30,
	Commercial Financial Services		Institutional Financial Services
	2010	2009	2010	2009
Net interest income	$38,859	$39,428	$13,414	$13,433
Provision for loan losses	2,727	4,972	4,505	2,946
Noninterest income	8,740	8,166	55,617	45,479
Noninterest expense	28,960	26,867	52,892	43,299

Income before income taxes	$15,912	$15,755	$11,634	$12,667

Average assets	$3,660,000	$3,507,000	$721,000	$540,000
Depreciation and amortization	2,166	2,238	3,856	3,126
Expenditures for additions to premises and equipment	1,730	1,456	3,455	2,157

	Personal Financial Services		Treasury and Other Adjustments
	2010	2009	2010	2009
Net interest income	$26,110	$23,002	$—	$33
Provision for loan losses	468	382	—	—
Noninterest income	24,857	23,597	870	3,276
Noninterest expense	48,439	46,062	344	(971)

Income before income taxes	$2,060	$155	$526	$4,280

Average assets	$765,000	$812,000	$5,856,000	$4,988,000
Depreciation and amortization	3,447	3,376	698	565
Expenditures for additions to premises and equipment	3,085	1,395	990	462

	Total Consolidated Company
	2010	2009
Net interest income	$78,383	$75,896
Provision for loan losses	7,700	8,300
Noninterest income	90,084	80,518
Noninterest expense	130,635	115,257

Income before income taxes	$30,132	$32,857

Average assets	$11,002,000	$9,847,000
Depreciation and amortization	10,167	9,305
Expenditures for additions to premises and equipment	9,260	5,470

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Nine Months Ended September 30,
	Commercial Financial Services		Institutional Financial Services
	2010	2009	2010	2009
Net interest income	$115,262	$114,399	$38,324	$42,589
Provision for loan losses	8,351	10,275	14,220	9,451
Noninterest income	25,893	24,538	161,863	128,699
Noninterest expense	87,188	82,292	147,855	120,134

Income before income taxes	$45,616	$46,370	$38,112	$41,703

Average assets	$3,554,000	$3,515,000	$701,000	$511,000
Depreciation and amortization	6,708	7,204	11,154	8,262
Expenditures for additions to premises and equipment	3,744	4,505	8,433	6,933

	Personal Financial Services		Treasury and Other Adjustments
	2010	2009	2010	2009
Net interest income	$78,245	$68,286	$(5)	$3
Provision for loan losses	1,539	874	—	—
Noninterest income	71,437	69,585	6,397	3,928
Noninterest expense	135,084	137,777	3,986	576

Income before income taxes	$13,059	$(780)	$2,406	$3,355

Average assets	$767,000	$849,000	$5,934,000	$5,156,000
Depreciation and amortization	9,390	11,106	1,594	1,371
Expenditures for additions to premises and equipment	6,136	3,564	1,442	743

	Total Consolidated Company
	2010	2009
Net interest income	$231,826	$225,277
Provision for loan losses	24,110	20,600
Noninterest income	265,590	226,750
Noninterest expense	374,113	340,779

Income before income taxes	$99,193	$90,648

Average assets	$10,956,000	$10,031,000
Depreciation and amortization	28,846	27,943
Expenditures for additions to premises and equipment	19,755	15,745

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	September 30, 2010	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$650	$650	$—	$—
U.S. Agencies	17,429	17,429	—	—
Mortgage-backed	4,835	—	4,835	—
State and political subdivisions	4,317	—	4,317	—
Trading – other	13,289	13,550	(261)	—

Trading securities	40,520	31,629	8,891	—

U.S. Treasury	670,760	670,760	—	—
U.S. Agencies	1,584,881	1,584,881	—	—
Mortgage-backed	1,660,249	—	1,660,249	—
State and political subdivisions	1,139,610	—	1,139,610	—
Corporates	3,167	3,167	—	—

Available for sale securities	5,058,667	2,258,808	2,799,859	—

Total	$5,099,187	$2,290,437	$2,808,750	$—

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2010 and December 31, 2009. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair values at September 30, 2010 are significant to the Company’s consolidated financial position.

The estimated fair value of the Company’s financial instruments at September, 30, 2010 and December 31, 2009 are as follows (in millions):

	September 30 2010		December 31 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,013.4	$1,013.4	$1,845.1	1,845.1
Securities available for sale	5,058.7	5,058.7	4,885.8	4,885.8
Securities held to maturity	59.9	59.9	57.0	57.0
Federal Reserve Bank and other stock	22.3	22.3	22.7	22.7
Trading securities	40.5	40.5	38.2	38.2
Loans (exclusive of allowance for loan loss)	4,594.8	4,679.3	4,268.1	4,395.1
FINANCIAL LIABILITIES
Demand and savings deposits	7,057.1	7,057.1	6,679.5	6,679.5
Time deposits	1,544.7	1,558.8	1,855.0	1,874.7
Federal funds and repurchase agreements	1,432.2	1,432.1	1,927.6	1,927.6
Short-term debt	27.8	27.9	29.5	29.6
Long-term debt	9.0	9.7	25.5	27.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		4.2		4.7
Commercial letters of credit		0.2		0.2
Standby letters of credit	281.6	1.5	308.9	1.6

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. The estimated market values have not been updated since September 30, 2010; therefore current estimates of fair value may differ significantly from the amounts presented above.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

11. Acquisition

On July 30, 2010, UMB Advisors, LLC (“UMB Advisors”) and UMB Merchant Banc, LLC (“UMBMB”, together with UMB Advisors, the “Buyers”), a subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Prairie Capital Management LLC (“Prairie Capital”) and PCM LLC (“PCM”) for cash of $25.9 million. Prairie Capital is in the business of providing investment management services, and PCM is the general partner of various investment funds and associated with Prairie Capital’s business. UMB Advisors purchased substantially all of the assets of Prairie Capital’s business, and UMBMB purchased substantially all of the assets of PCM’s business. This acquisition increased the Company’s assets under management base by $2.2 billion and increased the Company’s servicing assets by $2.6 billion. Goodwill amounted to $32.2 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets amounted to $19.4 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next five years. This earn-out liability was estimated to be $26.0 million at the purchase date.

On September 1, 2010, Scout Investment Advisors, Inc. (Scout), a wholly-owned subsidiary of UMB Financial Corporation, entered into an asset purchase agreement with Reams Asset Management Company, LLC (Reams), MME Investments, LLC, Mark M. Egan, David B. McKinney, Hilltop Capital, LLC, Thomas M. Fink, Stephen T. Vincent, Todd C. Thompson, Deanne B. Olson, and Daniel P. Spurgeon to purchase substantially all of the assets of Reams. Reams is a provider of investment management services to institutional clients and a manager of over $9.8 billion in fixed income assets. Under the purchase agreement, at closing, Scout will pay Reams an initial cash payment of $42.0 million, plus or minus a purchase price adjustment based upon Reams’ accrued revenues, prepaid expenses and accrued expenses, less a certain amount of cash. Reams will also be entitled to receive $1 million worth of unregistered common stock of UMB if at least ninety-five percent of the revenue of Reams is retained by Scout on the determination date as defined in the purchase agreement. Reams may also be entitled to receive annual earn-out payments during the next five years based upon performance measures defined by the purchase agreement for each year. This transaction is scheduled to close on November 30, 2010.

Following the closing of the transaction, Reams’ business will be operated as a division of Scout. Each of Mr. Egan, Mr. McKinney, Mr. Fink, Mr. Thompson, Ms. Olson, Mr. Vincent, and Mr. Spurgeon will continue to serve as officers of such division. Under employment agreements, they will be subject to non-competition, non-solicitation and confidentiality provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and nine-month periods ended September 30, 2010. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic and political conditions, either nationally, internationally or in the Company’s footprint, may be less favorable than expected;

•	Legislative or regulatory changes;

•	Changes in the interest rate environment;

•	Changes in the securities markets impacting mutual fund performance and flows;

•	Changes in operations;

•	Changes in accounting rules;

•	The ability to successfully and timely integrate acquisitions;

•	Competitive pressures among financial services companies may increase significantly;

•	Changes in technology may be more difficult or expensive than anticipated;

•	Changes in the ability of customers to repay loans;

•	Changes in loan demand may adversely affect liquidity needs; and

•	Changes in employee costs.

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

The first strategy is to grow the Company’s fee-based businesses. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the third quarter of 2010, noninterest income increased $9.6 million, or 11.9 percent, compared to the same period of 2009. The Company continues to emphasize its asset management, bankcard services, health care services, and treasury management solution businesses. In particular, during the third quarter of 2010, the increase in noninterest income is primarily attributable to increased trust and securities processing income. The increase in these fees for the three month period compared to the same period last year was primarily attributable to an increase in fee income from Scout Funds, fund administration and custody services, and revenues from the acquisition of Prairie Capital Management, LLC. Fee income from the Scout Funds increased by $3.2 million, or 36.0 percent, fund administration and custody services fees increased by $1.8 million, or 12.9 percent, and $1.6 million in increased fee revenues due to the acquisition.

The second strategy is a focus on net interest income through loan and deposit growth, which includes a focus on rate, volume and mix. Net interest income increased $2.5 million for the three months ended September 30, 2010, compared to one year ago. Total loans increased $268.6 million, or 6.2 percent, compared to third quarter of 2009. Total deposits increased $711.6 million, or 9.0 percent, compared to third quarter of 2009. , Of the total deposit growth, 25.9 percent came from non-interest-bearing deposits and is a primary driver of the decrease in total interest expense of $4.5 million, or 34.7 percent. Average earning assets increased by $1.1 billion, or 11.8 percent, compared to the third quarter of 2009 due to the increased deposit funding.

The third strategy is a focus on improving operating efficiencies. At September 30, 2010, the Company had 133 branches. Efficient utilization of our distribution network remains a priority. The Company emphasizes increasing its customer base by providing a broad offering of services through our existing network. These efforts have resulted in the total deposits growth previously discussed. The Company’s efficiency ratio for the quarter was 75.7 percent in 2010 and 71.7 percent in 2009. The Company continues to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives. The Company also continues to focus on cost savings through technology solutions that improve and automate processes.

The fourth strategy is a focus on capital management. Specifically, the Company continues to invest in organic growth; acquisition opportunities that make sense strategically, financially, operationally, and culturally; and focus on returning capital to shareholders. As an example of the Company putting capital to work, bankcard fees increased by $2.9 million, or 24.7 percent, for the three months ended September 30, 2010, compared to the same periods one year ago. This increase is directly associated with the acquisition of credit card portfolios since third quarter 2009. The Company repurchased 70,799 shares of common stock at an average price of $33.98 per share during the third quarter of 2010. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. At September 30, 2010, the Company had $1.1 billion in shareholders equity, which resulted in a total risk-based capital ratio of 13.78 percent. This capital ratio is substantially higher than the 10 percent regulatory minimum to be considered well-capitalized.

Earnings Summary

The Company recorded consolidated net income of $22.8 million for the three-month period ended September 30, 2010, compared to $24.0 million for the same period a year earlier. This represents a 5.1 percent decrease over the three-month period ended September 30, 2009. Basic earnings per share for the third quarter of 2010 were $0.57 per share ($0.57 per share fully-diluted) compared to $0.60 per share ($0.59 per share fully-diluted) for the third quarter of 2009. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2010 were 0.82 and 8.31 percent, respectively, compared to 0.97 and 9.43 percent for the three-month period ended September 30, 2009.

The Company recorded consolidated net income of $72.0 million for the nine-month period ended September 30, 2010, compared to $65.6 million for the same period a year earlier. This represents a 9.7 percent increase over the nine-month period ended September 30, 2009. Basic earnings per share for the nine-month period ended September 30, 2010 were $1.80 per share ($1.78 per share fully-diluted) compared to $1.62 per share ($1.61 per share fully-diluted) for the period in 2009. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2010 were 0.88 and 9.09 percent, respectively, compared to 0.87 and 8.78 percent for the same period in 2009.

Net interest income for the three and nine-month periods ended September 30, 2010 increased $2.5 million, or 3.3 percent, and $6.5 million, or 2.9 percent, respectively, compared to the same period in 2009. These increases are primarily due to the reduced level of interest expense on deposits, which outpaced the reduction in interest income during both periods. For the three-month period ended September 30, 2010, average earning assets increased by $1.1 billion, or 11.8 percent, and for the nine-month period ended September 30, 2010, they increased by $839.6, or 9.1 percent, compared to the same periods in 2009. Net interest margin, on a tax-equivalent basis, decreased to 3.23 percent and 3.24 percent for the three and nine-months periods ended September 30, 2010, compared to 3.51 percent and 3.44 percent for the same periods in 2009. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses decreased by $0.6 million and increased by $3.5 million for the three and nine-month periods ended September 30, 2010, compared to the same periods in 2009. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans increased by 22 basis points to 1.59 percent as of September 30, 2010, compared to September 30, 2009. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2009 Annual Report on Form 10-K.

Noninterest income increased by $9.6 million, or 11.9 percent, for the three-month period ended September 30, 2010 and increased by $38.8 million, or 17.1 percent, for the nine-month period ended September 30, 2010, compared to the same periods one year ago. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $15.4 million, or 13.3 percent, for the three-month period ended September 30, 2010, and increased by $33.3 million, or 9.8 percent, for the nine-month period ended September 30, 2010, compared to the same periods in 2009. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended September 30, 2010, net interest income increased $2.5 million, or 3.3 percent, compared to the same period in 2009. For the nine-month period ended September 30, 2010, net interest income increased $6.5 million, or 2.9 percent, compared to the same period in 2009.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated in this table, net interest spread for the three months ended September 30, 2010 decreased by 19 basis points and net interest margin decreased by 28 basis points compared to the same period in 2009. Net interest spread for the nine months ended September 30, 2010 decreased by 12 basis points and net interest margin decreased by 21 basis points compared to the same period in 2009. These results are due to a favorable volume variance on earning assets coupled with a favorable rate variance on deposits, which has more than offset the unfavorable rate variance on earning assets. The combined impact of these variances has led to an increase in the Company’s net interest income.

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

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.07 percent for the three-month period ended September 30, 2010 and 3.89 percent for the same period in 2009.

	Three Months Ended September 30,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,569,900	4.92%	$4,354,961	4.97%
Securities:
Taxable	4,044,955	2.16	3,175,441	3.18
Tax-exempt	1,089,222	4.14	984,534	4.73

Total securities	5,134,177	2.58	4,159,975	3.55
Federal funds and resell agreements	23,462	0.49	40,057	0.48
Interest-bearing due from banks	365,481	0.81	473,868	0.99
Trading	41,197	1.79	37,250	2.47

Total earning assets	10,134,217	3.56	9,066,111	4.08
Allowance for loan losses	(70,385)		(57,957)
Other assets	938,083		839,486

Total assets	$11,001,915		$9,847,640

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,574,615	0.56%	$5,171,736	0.94%
Federal funds and repurchase agreements	1,459,219	0.14	1,184,647	0.15
Borrowed funds	36,635	0.90	50,285	2.85

Total interest-bearing liabilities	7,070,469	0.48	6,406,668	0.81
Noninterest-bearing demand deposits	2,711,061		2,297,832
Other liabilities	133,474		133,028
Shareholders’ equity	1,086,911		1,010,112

Total liabilities and shareholders’ equity	$11,001,915		$9,847,640

Net interest spread		3.08%		3.27%
Net interest margin		3.23		3.51

	Nine Months Ended September 30,
	2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,451,687	4.99%	$4,400,316	4.89%
Securities:
Taxable	3,897,936	2.34	3,361,316	3.20
Tax-exempt	1,016,550	4.42	911,449	4.96

Total securities	4,914,486	2.77	4,272,765	3.57
Federal funds and resell agreements	51,568	0.36	57,322	0.53
Interest-bearing due from banks	619,288	0.67	473,040	0.84
Trading	39,281	1.83	33,239	2.56

Total earning assets	10,076,310	3.61	9,236,682	4.04
Allowance for loan losses	(67,809)		(55,651)
Other assets	946,802		849,803

Total assets	$10,955,303		$10,030,834

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,583,440	0.62%	$5,172,665	1.00%
Federal funds and repurchase agreements	1,398,633	0.14	1,364,476	0.16
Borrowed funds	43,463	1.36	52,502	2.90

Total interest-bearing liabilities	7,025,536	0.53	6,589,643	0.84
Noninterest-bearing demand deposits	2,743,050		2,333,091
Other liabilities	128,129		108,397
Shareholders’ equity	1,058,588		999,703

Total liabilities and shareholders’ equity	$10,955,303		$10,030,834

Net interest spread		3.08%		3.20%
Net interest margin		3.24		3.44

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest-free funds (total earning assets less interest-bearing liabilities) increased $404.3 million for the three-month period ended September 30, 2010 compared to the same period in 2009 and increased $403.7 million for the nine-month period ended September 30, 2010 compared to the same period in 2009, the benefit from interest free funds declined by 9 basis points from the three months ended September 30, 2009, and declined by 8 basis points from the nine months ended September 30, 2009, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2010 vs. 2009			Nine Months Ended September 30, 2010 vs. 2009
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$2,680	$(577)	$2,103	$1,935	$3,265	$5,200
Securities:
Taxable	4,735	(8,164)	(3,429)	9,403	(21,497)	(12,094)
Tax-exempt	1,157	(1,381)	(224)	3,535	(3,602)	(67)
Federal funds sold and resell agreements	(21)	2	(19)	(15)	(77)	(92)
Interest-bearing due from banks	(222)	(210)	(432)	732	(598)	134
Trading	21	(55)	(34)	39	(109)	(70)

Interest income	8,350	(10,385)	(2,035)	15,629	(22,618)	(6,989)
Change in interest incurred on:
Interest-bearing deposits	571	(4,894)	(4,323)	1,912	(14,583)	(12,671)
Federal funds purchased and repurchase agreements	99	(20)	79	36	(206)	(170)
Borrowed funds	(31)	(247)	(278)	(92)	(605)	(697)

Interest expense	639	(5,161)	(4,522)	1,856	(15,394)	(13,538)

Net interest income	$7,711	$(5,224)	$2,487	$13,773	$(7,224)	$6,549

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Average earning assets	$10,134,217	$9,066,111	$1,068,106	$10,076,310	$9,236,682	$839,628
Average interest-bearing liabilities	7,070,469	6,406,668	663,801	7,025,536	6,589,643	435,893

Average interest free funds	$3,063,748	$2,659,443	$404,305	$3,050,774	$2,647,039	$403,735

Free funds ratio (free funds to earning assets)	30.23%	29.33%	0.90%	30.28%	28.66%	1.62%
Tax-equivalent yield on earning assets	3.56	4.08	(0.52)%	3.61%	4.04%	(0.43)%
Cost of interest-bearing liabilities	0.48	0.81	(0.33)	0.53	0.84	(0.31)

Net interest spread	3.08%	3.27%	(0.19)%	3.08%	3.20%	(0.12)%
Benefit of interest-free funds	0.15	0.24	(0.09)	0.16	0.24	(0.08)

Net interest margin	3.23%	3.51%	(0.28)%	3.24%	3.44%	(0.20)%

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

Based on the factors above, management of the Company expensed $7.7 million and $24.1 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2010, compared to $8.3 million and $20.6 million for the same periods in 2009. As illustrated in Table 3 below, the ALL increased to 1.59 percent of total loans as of September 30, 2010, compared to 1.36 percent of total loans as of the same period in 2009.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009. Net charge-offs were $15.5 million for the first nine months of 2010, compared to $14.1 million for the same period in 2009. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Nine Months Ended September 30,	Year Ended December 31,

2010	2009	2009
Allowance-January 1	$64,139	$52,297	$52,297
Provision for loan losses	24,110	20,600	32,100
Allowance of banks and loans acquired	—	—	—

Charge-offs:
Commercial	(4,519)	(3,716)	(5,532)
Consumer:
Bankcard	(11,353)	(9,930)	(13,625)
Other	(2,525)	(3,801)	(4,911)
Real estate	(27)	(458)	(881)

Total charge-offs	(18,424)	(17,905)	(24,949)

Recoveries:
Commercial	484	1,264	1,419
Consumer:
Bankcard	906	1,021	1,334
Other	1,503	1,534	1,936
Real estate	1	1	2

Total recoveries	2,894	3,820	4,691

Net charge-offs	(15,530)	(14,085)	(20,258)

Allowance-end of period	72,719	58,812	64,139

Average loans, net of unearned interest	$4,439,245	$4,380,906	$4,356,187
Loans at end of period, net of unearned interest	4,583,562	4,314,977	4,314,705
Allowance to loans at end of period	1.59%	1.36%	1.49%
Allowance as a multiple of net charge-offs	3.50	x	3.12	x	3.17	x
Net charge-offs to:
Provision for loan losses	64.41%	68.37%	63.11%
Average loans	0.47	0.43	0.47

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability through a diverse set of revenues. Fee-based services are typically non-credit related and not generally affected by fluctuations in interest rates.

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

Table 4

SUMMARY OF NONINTEREST INCOME (dollars in thousands)

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Trust and securities processing	$39,843	$32,630	$7,213	22.11%
Trading and investment banking	7,897	6,787	1,110	16.35
Service charges on deposits	19,431	20,598	(1,167)	(5.67)
Insurance fees and commissions	1,554	1,255	299	23.82
Brokerage fees	1,746	1,629	117	7.18
Bankcard fees	14,555	11,671	2,884	24.71
Gains on sale of securities available for sale, net	752	3,306	(2,554)	(77.25)
Other	4,306	2,642	1,664	62.98

Total noninterest income	$90,084	$80,518	$9,566	11.88%

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Trust and securities processing	$114,029	$86,164	$27,865	32.34%
Trading and investment banking	20,454	20,625	(171)	(0.83)
Service charges on deposits	60,114	62,527	(2,413)	(3.86)
Insurance fees and commissions	4,540	3,710	830	22.37
Brokerage fees	4,679	5,493	(814)	(14.82)
Bankcard fees	40,554	33,760	6,794	20.12
Gains on sale of securities available for sale, net	7,270	5,198	2,072	39.86
Other	13,950	9,273	4,677	50.44

Total noninterest income	$265,590	$226,750	$38,840	17.13%

Fee-based, or noninterest income (summarized in Table 4), increased by $9.6 million, or 11.9 percent, during the three months ended September 30, 2010, and increased by $38.8 million, or 17.1 percent, during the nine months ended September 30, 2010, compared to the same periods in 2009.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees for the three and nine-month periods compared to the same periods last year was primarily attributable to an increase in fee income from Scout Funds, fund administration and custody services, and fee revenue from the newly acquired Prairie Capital Management, LLC. Fee income from the Scout Funds for the three and nine-month periods ended September 30, 2010, increased by $3.2 million, or 36.0 percent, and by $11.5 million, or 49.6 percent, respectively. Fund administration and custody services fees for the three and nine-month periods ended September 30, 2010, increased by $1.8 million, or 12.9 percent, and $12.7 million, or 37.5 percent, respectively. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels, which lead to increased inflows into the Scout Funds.

Service charges on deposits decreased by $1.2 million, or 5.7 percent, and by $2.4 million, or 3.9 percent for the three and nine months ended September 30, 2010, compared to the same periods one year ago. This decrease is primarily due to new overdraft regulations enacted on July 21, 2010.

Bankcard fees increased by $2.9 million, or 24.7 percent, and by $6.8 million, or 20.1 percent for the three and nine months ended September 30, 2010, compared to the same periods one year ago. This increase is directly associated with the acquisition of credit card portfolios during the periods.

During the three months ended September 30, 2010, $0.8 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $3.3 million during the same period in 2009. For the first nine months of 2010, $7.5 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $5.2 million during the same period in 2009. These sales are part of an objective to monitor and control the Company’s interest rate sensitivity in an anticipated rising interest rate environment.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Salaries and employee benefits	$69,044	$60,193	$8,851	14.70%
Occupancy, net	9,162	8,982	180	2.00
Equipment	11,122	11,187	(65)	(0.58)
Supplies and services	4,822	4,787	35	0.73
Marketing and business development	4,426	4,036	390	9.66
Processing fees	11,570	9,659	1,911	19.78
Legal and consulting	4,108	2,763	1,345	48.68
Bankcard	4,292	3,615	677	18.73
Amortization of other intangibles	3,150	1,847	1,303	70.55
Regulatory fees	3,219	3,036	183	6.03
Other	5,720	5,152	568	11.02

Total noninterest expense	$130,635	$115,257	$15,378	13.34%

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2010	2009	10-09	10-09
Salaries and employee benefits	$194,849	$177,786	$17,063	9.60%
Occupancy, net	27,007	25,698	1,309	5.09
Equipment	33,205	36,181	(2,976)	(8.23)
Supplies and services	14,209	15,734	(1,525)	(9.69)
Marketing and business development	12,561	11,397	1,164	10.21
Processing fees	33,812	24,803	9,009	36.32
Legal and consulting	8,500	6,954	1,546	22.23
Bankcard	11,842	10,498	1,344	12.80
Amortization of other intangibles	7,684	4,318	3,366	77.95
Regulatory fees	9,974	12,672	(2,698)	(21.29)
Other	20,470	14,738	5,732	38.89

Total noninterest expense	$374,113	$340,779	$33,334	9.78%

Noninterest expense increased by $15.4 million, or 13.3 percent, for the three months ended September 30, 2010, and by $33.3 million, or 9.8 percent, for the nine months ended September 30, 2010, compared to the same period in 2009. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $8.9 million, or 14.7 percent, for the three months ended September 30, 2010, and by $17.1 million, or 9.6 percent, for the nine months ended September 30, 2010, compared to the same period in 2009. These increases are primarily due to higher base salary, commission, and health insurance costs. Within each of these categories is the direct impact from the acquisitions during the periods. Salaries increased by $3.5 million, or 7.0 percent, and $5.9 million, or 4.8 percent, for the three and nine months ended September 30, 2010, compared to the same periods in 2009. Commissions and bonuses increased by $5.1 million, or 31.3 percent, and $8.0 million, or 35.6 percent, for the three and nine months ended September 30, 2010, compared to the same periods in 2009. Employee benefits costs increased by $0.4 million, or 4.0 percent, and $2.1 million, or 7.1 percent, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.

Processing fees increased $1.9 million, or 19.8 percent, for the three months ended September 30, 2010, and by $9.0 million, or 36.3 percent, for the nine months ended September 30, 2010, compared to the same period in 2009. This increase, which is correlated to the increase in trust and securities processing income noted above, is due to increased third party custodian fees related to international transactions from mutual fund clients and fees paid by the advisor to third-party distributors of the Scout Funds.

Income Tax Expense

The effective tax rate is 27.4 percent for the nine months ended September 30, 2010, compared to 27.6 percent for the same period in 2009.

Strategic Lines of Business

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment
Commercial Financial Services	$15,912	$15,755	$45,616	$46,370
Institutional Financial Services	11,634	12,667	38,112	41,703
Personal Financial Services	2,060	155	13,059	(780)
Treasury and Other Adjustments	526	4,280	2,406	3,355

Total Consolidated Company	$30,132	$32,857	$99,193	$90,648

Commercial Financial Services’ net income before taxes decreased $0.8 million, or 1.6 percent, to $45.6 million for the nine months ended September 30, 2010. The decrease in net income was driven primarily by an increase in noninterest expense of $4.9 million, or 6.0 percent, offset by a decrease in provision for loan loss of $1.9 million, or 18.7 percent, an increase in net interest income of $0.9 million, or 0.8 percent, and an increase in noninterest income of $1.4 million, or 5.5 percent. Noninterest expense increased due to higher allocated overhead costs compared to 2009. Total earning asset balances are up over the prior year by $40.0 million, or 1.2 percent; whereas, deposits and repurchase agreements increased by $206.0 million, 6.2 percent. Volume increases on both sides of the balance sheet are driving the increase in net interest margin. Noninterest income increased due to higher loan fees.

Institutional Financial Services’ net income before taxes decreased $3.6 million to $38.1 million from the same period in 2009. Noninterest income increased $33.2 million, offset by a $27.7 million increase in noninterest expense and a $4.3 million decrease in net interest income. Noninterest income increased due to a $11.5 million increase in advisory fees associated with the Scout Funds and a $12.7 million increase in fund administration and custody services income. Scout Fund fee income increased due to inflows of $1.1 billion for the nine months ended September 30, 2010 and overall market appreciation over last year. Fee income from the acquisition of J.D. Clark & Co., Inc. and market appreciation were the drivers of the increase in fund administration and custody services income compared to 2009. Credit card income increased $4.9 million due to increased processing fees. Credit card balances increased approximately $121.0 million compared to 2009 primarily from the acquisition of 5 credit card portfolios totaling approximately $90.0 million over the past year. Noninterest expense increased $3.4 million from third party custodial fees related to international transactions from mutual fund clients and increased $3.7 million in third party fees paid by the advisor to distributors of the Scout Funds. The other driver was an increase in salaries and benefits of $14.0 million due to increased commission expense related to the increased revenue in this segment as well as the addition of base salary expenses from the acquisition of J.D. Clark & Co., Inc. Net interest income decreased due to decreased funds transfer pricing on deposits in this segment.

Personal Financial Services’ net income before taxes increased by $13.8 million to $13.1 million compared to 2009. Several drivers contributed to this increase. Earning asset balances have decreased, but the rate of the decrease has slowed in 2010 as the indirect automobile portfolio runoff is slowing. This is offset by the growth in the home equity loan portfolio. Net interest income increased $10.0 million, or 14.6 percent, over 2009 due to decreased funds transfer pricing costs on assets and an increased funds transfer pricing on deposits in this segment. The deposit balances have also increased in this segment compared to 2009. Noninterest income increased $1.9 million, or 2.7 percent, from 2009. This increase was due to an increase in trust fee income related to the acquisition of Prairie Capital Management, LLC. This increase was offset by a reduction in deposit service charges as a result of changes in consumer behavior as a result of the new overdraft legislation that became effective during the quarter. Noninterest expense decreased $2.7 million, or 2.0 percent, over 2009. The decrease was primarily due to a decreased salaries and benefits expenses and decreased allocated overhead expenses.

The net income before tax for the Treasury and Other Adjustments category was $2.4 million for the first nine months of 2010, compared to net income before tax of $3.4 million for the same period in 2009.

Balance Sheet Analysis

Total assets of the Company as of September 30, 2010 decreased $323.3 million compared to December 31, 2009 and increased $1.1 million, or 10.8 percent, compared to September 30, 2009. The increase in total assets from September 2009 to September 2010 is a result of increased investment securities balances including trading securities of $678.8 million, or 15.1 percent. This asset balance increase is directly related to a corresponding increase in deposit balances between the same periods of $711.6 million, or 9.0 percent, and an increase in fed funds purchased and repurchase agreements of $285.5 million, or 24.9 percent. The decrease in total assets from December to September is primarily a result of the cyclical trend due to the pledging of investment securities and collateral required related to seasonal public fund repurchase agreements and deposits.

Total deposits increased slightly and federal funds purchased and securities sold under agreement to repurchase declined at September 30, 2010 compared to December 31, 2009. Deposits increased by $67.3 million, or 0.8 percent, from December to September, and federal funds purchased and securities sold under agreement to repurchase decreased by $495.4 million, or 25.7 percent, from December to September. This decline in securities sold under agreement to repurchase is primarily driven by the run-off of seasonal public fund tax deposits, as such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31, 2009
	2010	2009
Total assets	$11,340,041	$10,235,496	$11,663,355
Loans, net of unearned interest	4,583,562	4,314,977	4,314,705
Total investment securities	5,181,441	4,502,596	5,003,720
Interest-bearing due from banks	658,347	539,357	1,057,195
Total earning assets	10,384,286	9,421,482	10,658,769
Total deposits	8,601,815	7,890,189	8,534,488
Total borrowed funds	1,469,066	1,199,370	1,982,579

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have increased $268.9 million, or 6.2 percent, compared to December 31, 2009 and increased $268.6 million, or 6.2 percent, at September 30, 2010 compared to September 30, 2009. The increase from December 31, 2009 is primarily a result of a 3.8 percent increase in commercial loans and a 11.4 percent increase in real estate loans. The increase at September 30, 2010 compared to September 30, 2009 was primarily related to a $242.3 million increase in real estate loans and a $38.1 million decrease in consumer loans. The increase in real estate loans is driven by home equity loans and commercial real estate loans.

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

Investment securities totaled $5.2 billion at September 30, 2010, compared to $4.5 billion at September 30, 2009, and $5.0 billion at December 31, 2009. Collateral pledging requirements for public funds, loan demand, and deposit funding are the primary factors impacting changes in the level of security holdings. Investment securities comprised 49.9 percent, 46.9 percent, and 47.8 percent, respectively, of the earning assets as of September 30, 2010, December 31, 2009, and September 30, 2009. There were $3.6 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at September 30, 2010.

Investment securities had an average tax-equivalent yield of 2.77 percent for the first nine months of 2010 compared to 3.57 percent for the same period in 2009, or a decrease of 80 basis points. The average life of the securities portfolio was 26.7 months at September 30, 2010 compared to 22.9 months at December 31, 2009 and 24.2 months at September 30, 2009. The increase in average life from September 30, 2009 was related to a modest lengthening of the portfolio due to a lower percentage of short term investments held in the portfolio compared to the same period last year.

Deposits and Borrowed Funds

Deposits increased $67.3 million, or 0.8 percent, from December 31, 2009 to September 30, 2010 and increased $711.6 million from September 30, 2009. Noninterest-bearing deposits were flat and interest-bearing deposits increased $63.8 million from December 31, 2009. Noninterest-bearing deposits increased $184.1 million and interest-bearing deposits increased $527.5 million from September 30, 2009. The increase in deposits from September 30, 2009 came primarily from the public funds, mutual fund processing and treasury management businesses.

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

Borrowed funds decreased $513.5 million from December 31, 2009. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.4 billion at September 30, 2010, compared to $1.9 billion at December 31, 2009. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.1 billion at September 30, 2010, a $74.6 million increase compared to December 31, 2009. The Company’s Board of Directors authorized, at its April 27, 2010, April 21, 2009, and April 22, 2008 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2010 and 2009, the Company acquired 201,518 shares and 689,743 shares, respectively, of its common stock under these plans. The Company has not made any purchases other than through these plans.

On October 26, 2010, the Board of Directors declared a dividend of $0.195 per share. The dividend will be paid on December 30, 2010 to shareholders of record on December 10, 2010.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets and must be at least 10 percent of risk-weighted assets to be considered well-capitalized. At least half of the 8 percent minimum must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 12.61 percent and total capital ratio of 13.78 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
RATIOS	2010	2009	2010	2009
Return on average assets	0.82%	0.97%	0.88%	0.87%
Return on average equity	8.31	9.43	9.09	8.78
Average equity to assets	9.88	10.26	9.66	9.97
Tier 1 risk-based capital ratio	12.61	13.50	12.61	13.50
Total risk-based capital ratio	13.78	14.51	13.78	14.51
Leverage ratio	7.39	8.21	7.39	8.21

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Share Data	2010	2009	2010	2009
Earnings basic	$0.57	$0.60	$1.80	$1.62
Earnings diluted	0.57	0.59	1.78	1.61
Cash dividends	0.185	0.175	0.555	0.525
Dividend payout ratio	32.46%	29.17%	30.83%	32.41%
Book value	$26.98	$25.08	$26.98	$25.08

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and approved by the Company’s Board of Directors. The FMC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges or swaps to manage interest rate risk by using futures contracts on trading securities.

Overall, the Company manages interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward gradual change of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook, and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

Table 9 shows the net interest income increase or decrease over the next twelve months as of September 30, 2010 and 2009 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2010 Amount of change	September 30, 2009 Amount of change
300	$7,103	$1,091
200	3,999	777
100	1,319	451
Static	—	—
(100)	N/A	N/A

The Company is sensitive at September 30, 2010, to increases in rates. Increases in interest rates are projected to cause increases in net interest income. A large portion of the Company’s assets and liabilities have reached a floor. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Trading Account

UMB Bank, n.a. (the “Bank”) carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that the bank can carry in the trading account and also requires that the bank comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $40.5 million as of September 30, 2010 compared to $38.2 million as of December 31, 2009.

Documentation of the methodology used in determining value at risk is reviewed by the Board for approval in compliance with OCC Banking Circular 277, Risk Management of Financial Derivatives, and other banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of September 30, 2010 and December 31, 2009.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $2.6 million to $25.0 million at September 30, 2010, compared to September 30, 2009 and increased $1.8 million, compared to December 31, 2009.

The Company had $5.7 million of other real estate owned as of September 30, 2010 compared to $4.7 million as of September 30, 2009 and $5.2 million as of December 31, 2009. Loans past due more than 90 days totaled $7.5 million as of September 30, 2010, compared to $5.6 million at September 30, 2009 and $8.3 million as of December 31, 2009.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $2.0 million of restructured loans at September 30, 2010, $0 at September 30, 2009 and $2.0 million at December 31, 2009.

Table 10

LOAN QUALITY (dollars in thousands)

	September 30,				December 31,
	2010		2009		2009
Nonaccrual loans	$23,014		$22,392		$21,263
Restructured loans	2,008		—		2,000

Total nonperforming loans	25,022		22,392		23,263
Other real estate owned	5,714		4,666		5,203

Total nonperforming assets	$31,759		$27,058		$28,466

Loans past due 90 days or more	$7,454		$5,624		$8,319
Allowance for Loan Losses	72,719		58,812		64,139

Ratios
Nonperforming loans as a percent of loans	0.55%		0.52%		0.54%
Nonperforming assets as a percent of loans plus other real estate owned	0.67		0.63		0.66
Nonperforming assets as a percent of total assets	0.27		0.26		0.24
Loans past due 90 days or more as a percent of loans	0.16		0.13		0.18
Allowance for loan losses as a percent of loans	1.59		1.36		1.48
Allowance for loan losses as a multiple of nonperforming loans	2.91	x	2.63	x	2.76	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $5.1 billion of high-quality securities available for sale. Investment securities with a market value of $3.6 billion at September 30, 2010 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2010 was $3.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating costs, and treasury stock purchases. Management fees and dividends received from subsidiary banks traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Company’s subsidiary banks are subject to various rules regarding payment of dividends to the Company. For the most part, all banks can pay dividends at least equal to their current year’s earnings without seeking prior regulatory approval. From time to time, approvals have been requested to allow a subsidiary bank to pay a dividend in excess of its current earnings.

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

In July 2010, Congress enacted and the President signed broad financial regulatory reform legislation that, among other things, will impose comprehensive regulation on financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will subject financial institutions to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, recordkeeping and reporting requirements. While the substance of the Dodd-Frank Act is known, it is not possible at this time to predict the final form and substance of the regulations that will be adopted to carry out the Act. Any such regulations that subject us or our counter-parties to additional capital or margin requirements relating to, or to additional restrictions on business practices could have an adverse effect on our financial results. This financial impact is not currently quantifiable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2010.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2010	7,135	$37.33	7,135	1,954,672
August 1-August 31, 2010	7,230	33.87	7,230	1,947,442
September 1-September 30, 2010	56,434	33.58	56,434	1,891,008

Total	70,799	$33.98	70,799

On April 27, 2010, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 26, 2011. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through this plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Asset purchase agreement between the Company and Reams Asset Management Company, LLC, MME Investments, LLC, Mark M. Egan, David B. McKinney, Hilltop Capital, LLC, Thomas M. Fink, Stephen T. Vincent, Todd C. Thompson, Deanne B. Olson, Daniel P. Spurgeon dated September 1, 2010.

v.	10.2 Employment offer letter between the Company and Andrew Iseman dated August 12, 2010.

vi.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

viii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

ix.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

x.	101.INS* XBRL Instance

xi.	101.SCH* XBRL Taxonomy Extension Schema

xii.	101.CAL* XBRL Taxonomy Extension Calculation

xiii.	101.DEF* XBRL Taxonomy Extension Definition

xiv.	101.LAB* XBRL Taxonomy Extension Labels

xv.	101.PRE* XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker

Brian J. Walker
Chief Accounting Officer and Corporate Controller (Authorized Officer and Chief Accounting Officer)

Date: November 4, 2010