Form 10-K
period 2010-12-31
UMB FINANCIAL CORP
filed 2011-02-24
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2010, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $1,135,416,789 based on the NASDAQ closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011
Common Stock, $1.00 Par Value	40,537,676

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 27, 2011, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the Company) was organized as a corporation in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956 (BHCA). In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Company owns all of the outstanding stock of four commercial banks and nineteen other subsidiaries.

The four commercial banks are engaged in general commercial banking business. The principal location of each bank is in Missouri, Colorado, Kansas, and Arizona, respectively. The principal subsidiary bank, UMB Bank, n.a., whose principal office is in Missouri, also has branches in Illinois, Kansas, Nebraska and Oklahoma. The banks offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal subsidiary bank, UMB Bank, n.a., provides international banking services, investment and cash management services, and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities.

The table below sets forth the names and locations of the Company’s affiliate banks, as well as their respective number of locations, total assets, loans, total deposits and shareholders’ equity as of December 31, 2010.

SELECTED FINANCIAL DATA OF AFFILIATE BANKS (in thousands)

	December 31, 2010
	Number of Locations	Total Assets	Loans	Total Deposits	Shareholders’ Equity
Missouri
UMB Bank, n.a.	106	$10,690,856	$3,724,520	$7,826,613	$679.793
Colorado
UMB Bank Colorado, n.a.	14	1,353,403	559,621	982,566	138,460

Kansas
UMB National Bank of America, n.a.	5	837,428	217,857	394,254	56,781

Arizona
UMB Bank Arizona, n.a.	1	109,023	94,574	49,457	11,120

Other Subsidiaries
UMB CDC, Inc.
UMB Banc Leasing Corp.
UMB Financial Services, Inc.
UMB Insurance, Inc.
UMB Capital Corporation
United Missouri Insurance Company
UMB South Dakota Trust Company
UMB Fund Services, Inc.
Kansas City Realty Company
Kansas City Financial Corporation Association
UMB Redevelopment Corporation
UMB Realty Company, LLC
Grand Distribution Services, LLC
UMB Distribution Services, LLC
J. D. Clark & Co., Inc.
UMB Bank & Trust, National Association
Scout Distributors, LLC
Scout Investments, Inc.
Prairie Capital Management, LLC
UMB Merchant Banc, LLC

UMB Fund Services, Inc., located in Milwaukee, Wisconsin, Kansas City, Missouri and Boston, Massachusetts, provides services to mutual fund groups representing funds and managed account services to asset management groups. In addition, JD Clark & Co., Inc. located in Ogden, Utah and Media, Pennsylvania provides services to alternative investment groups.

Scout Investments, Inc. is an institutional asset management company located in Kansas City, Missouri. Scout Investments, Inc. offers domestic and international equity investments through Scout Asset Management and fixed income investments through Reams Asset Management.

Prairie Capital Management, LLC, headquartered in Kansas City, Missouri, is a wealth management consulting firm and serves as investment manager to proprietary pooled investment vehicles, including traditional diversified equity funds, hedge funds, and private equity funds. Prairie Capital has branch offices in Illinois, Colorado, and Pennsylvania.

On a full-time equivalent basis at December 31, 2010, the Company and its subsidiaries employed 3,355 persons.

Segment Information.    Financial information regarding the Company’s three segments is included in Note 13 to the Consolidated Financial Statements provided in Item 8, pages 81 through 83 of this report.

Competition.    The Company faces intense competition from hundreds of financial service providers in each of its business segments in the various markets served. The Company competes with other traditional and non-traditional financial service providers including banks, thrifts, finance companies, mutual funds, mortgage banking companies, brokerage companies, insurance companies, and credit unions. Customers are generally influenced by convenience of location, quality of service, personal contact, price of services, and availability of products. The impact from competition is critical not only to pricing, but also to transaction execution, products and services offered, innovation and reputation. Within the Kansas City banking market, the Company ranks second based on the amount of deposits at June 30, 2010, the most recent date for which deposit information is available from the Federal Deposit Insurance Corporation (FDIC). At June 30, 2010, the Company had 11.1 percent of the deposits in its primary market, the Kansas City metropolitan area, compared to 10.0 percent at June 30, 2009.

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

Supervision.    The Company is subject to regulation and examination by the FRB. Its four subsidiary banks are subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). UMB Insurance, Inc. is regulated by state agencies in the states in which it operates. Scout Investments, Inc., Scout Distributors, LLC, Prairie Capital Management, LLC and UMB Fund Services, Inc. are subject to the rules and regulations of the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA) because of the Scout Funds and the servicing of other mutual fund groups and alternative investment products. The FRB possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law. In addition, the FRB is empowered to impose civil monetary penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Company’s banks, not the Company’s shareholders. The Company is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Company and its subsidiaries, the preparation and certification of the Company’s consolidated financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters. The Company’s brokerage affiliate, UMB Financial Services, Inc., is regulated by the SEC, FINRA, and is also subject to certain regulations of the various states in which it transacts business. It is subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the organizations to which it has delegated certain regulatory authority may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purpose of regulation of securities broker/dealers is the protection of customers and the securities market, rather than the protection of stockholders of broker/dealers.

Limitation on Acquisitions and Activities.    The Company is subject to the Bank Holding Company Act, which requires the Company to obtain the prior approval of the Federal Reserve Board to (i) acquire substantially all the assets of any bank, (ii) acquire more than 5% of any class of voting stock of a bank or bank holding company which is not already majority owned, or (iii) merge or consolidate with another bank holding company. The BHCA also imposes significant limitations on the scope and type of activities in which the Company and its subsidiaries may engage. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well-capitalized” and “well-managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act (CRA) ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.

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

Other Regulatory Restrictions & Requirements.    A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit, with limited exceptions. There are also various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. The Company and its subsidiaries are also subject to certain restrictions on issuance, underwriting and distribution of securities. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. Also, under cross-guaranty provisions of the Federal Deposit Insurance Act (FDIA), bank subsidiaries of a bank holding company are liable for any loss incurred by the FDIC insurance fund in connection with the failure of any other bank subsidiary of the bank holding company.

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

The rate of interest a bank may charge on certain classes of loans is limited by law. At certain times in the past, such limitations have resulted in reductions of net interest margins. Federal laws also impose additional restrictions on the lending activities of banks, including the amount that can be loaned to one borrower or a related group.

All four of the commercial banks owned by the Company are national banks and are subject to supervision and examination by the OCC. In addition, the national banks are subject to examination by The Federal Reserve System. All such banks are members of, and subject to examination by the FDIC.

Payment of dividends by the Company’s affiliate banks to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2010, approximately $15,200,000 of the equity of the Company’s bank and non-bank subsidiaries was available for distribution as dividends to the Company without prior regulatory approval or without reducing the capital of the respective banks below prudent levels.

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

The Company is required to maintain minimum amounts of capital to various categories of assets, as defined by the banking regulators. See Table 13 , Risk-Based Capital, on page 42 for additional detail on the computation of risk-based assets and the related capital ratios.

At December 31, 2010, the Company was required to have minimum Tier 1 capital, Total capital, and leverage ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 11.30%, 12.45%, and 6.56%, respectively.

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

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The Company’s banks must be well-capitalized and well-managed in order for the Company to remain a financial holding company. The capital ratios and classifications for the Company and each of the Company’s four banks as of December 31, 2010, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 Risk Based Capital Ratio (6% or greater)	Total Risk-Based Capital Ratio (10% or greater)
UMB Financial Corporation	6.56	11.30	12.45
UMB Bank, n.a.	6.15	10.83	12.01
UMB National Bank of America, n.a.	7.87	16.02	16.63
UMB Bank Colorado, n.a.	7.17	11.94	12.89
UMB Bank Arizona, n.a.	10.16	9.91	11.16

The Company is required to maintain minimum balances with the FRB for each of its subsidiary banks. These balances are calculated from reports filed with the respective FRB for each affiliate. At December 31, 2010, the Company was required to hold $41,632,000 at the FRB.

Deposit Insurance and Assessments.    The deposits of each of the Company’s four subsidiary banks are insured by an insurance fund administered by the FDIC, in general up to a maximum of $250,000 per insured deposit. Under federal banking regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. As a result of the Federal Deposit Insurance Reform Act of 2005 (FDIRA), signed into law February 8, 2006, the FDIC assessment is now separated into two parts. The first part is the FDIC Insurance, and the second part is the assessment for the Financing Corporation (FICO).

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

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund (DIF) will adequately cover projected losses from future bank failures, the FDIC, on February 27, 2009, issued a final rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by FICO, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (SAIF). The FICO assessment rates, which are determined quarterly, averaged 0.002613% of insured deposits in fiscal 2010. These assessments will continue until the FICO bonds mature in 2017.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act). Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. These proposals were made final on February 7, 2011. The FDIC proposes to create a two separate scorecard system, one for most large institutions that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard would have a performance score and a loss-severity score that would be combined to produce a total score, which would be translated into an initial assessment rate. In calculating these scores, the FDIC would continue to utilize CAMELS ratings, would introduce certain new financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and would eliminate the use of risk categories and long-term debt issuer ratings. The FDIC would have the ability to make discretionary adjustments to the total score, up or down, by a maximum of

15 points, based upon significant risk factors that are not adequately captured in the scorecard. The total score would be constrained to be between 30 and 90 and would then translate to an initial base assessment rate on a non-linear, sharply-increasing scale.

For large institutions, the initial base assessment rate would range from 5 to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (“unsecured debt adjustment”) and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (“brokered deposit adjustment”). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the proposed rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the TLGP). The final rule related to this proposal is expected to be effective April 1, 2011. The Company cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

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

A discussion of past acquisitions is included in Note 16 to the Consolidated Financial Statements provided in Item 8 on page 86 of this report.

Future Legislation.    On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•

Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Require financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. In the future, management expects that legislative changes will continue to be introduced from time to time in Congress. This legislation may change banking statutes and the Company’s (and its subsidiaries’) operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations could have on the business, results of operations or financial condition of the Company or its subsidiaries.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 21 through 52 of this report.

Executive Officers of the Registrants.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
J. Mariner Kemper	38	Mr. Kemper has served as the Chairman and CEO of the Company since May 2004 and has served as Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. He was President of UMB Bank Colorado from 1997 to 2000.

Peter J. deSilva	49	Mr. deSilva has served as President and Chief Operating Officer of the Company since January 2004 and Chairman and Chief Executive Officer of UMB Bank, n.a. since May 2004. Mr. deSilva was previously employed by Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Peter J. Genovese	64	Mr. Genovese has served as Vice Chairman of the Company since October 2008. He previously served as Vice Chairman of the Eastern Region and CEO of St. Louis of UMB Bank, n.a. from January 2004 to October 2008. He also served as President of the Company from January 2000 to January 2004.

Michael D. Hagedorn	44	Mr. Hagedorn has served as Vice Chairman, Chief Financial Officer, and Chief Administrative Officer of the Company since October 2009. Previously, he served as Executive Vice President and Chief Financial Officer of the Company from March 2005 to October 2009. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group from April 2001 to March 2005.

Bradley J. Smith	55	Mr. Smith has served as Executive Vice President of Consumer Services for UMB Bank, n.a. since January 2005. Previously he served as Executive Vice President of Retail and Corporate Services, St. Francis Bank/Mid America Bank, Milwaukee, Wisconsin from 2000 through 2005.

James A. Sangster	56	Mr. Sangster has served as President of UMB Bank, n.a. since 1999.

Douglas F. Page	67	Mr. Page has served as Executive Vice President of the Company since 1984 and Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

Clyde F. Wendel	63	Mr. Wendel has served as Vice Chairman of UMB Bank, n.a. and Chief Executive Officer of Personal Financial Services of UMB Bank, n.a. since October 2009. He previously served as President of the Asset Management Division of UMB Bank, n.a. and Vice Chairman of UMB Bank, n.a. from June 2006 to October 2009. Previously, he served as Regional President, Bank of America Private Bank and Senior Bank Executive for Iowa, Kansas, and Western Missouri from 2000-2006.

Name	Age	Position with Registrant
Andrew J. Iseman	46	Mr. Iseman joined Scout Investments, Inc. as Chief Executive Officer in August 2010. From February 2009 to June 2010, he served as Chief Operating Officer of RK Capital Management. He was previously employed by Janus Capital Group from January 2003 to April 2008, most recently serving as the Executive Vice President from January 2008 to April 2008 and Chief Operating Officer from May 2007 to April 2008.

Daryl S. Hunt	54	Mr. Hunt joined UMB Bank, n.a. in November 2007, as Executive Vice President of Operations and Technology Group. Previously, Mr. Hunt worked at Fidelity Investments where he served as Senior Vice President for Transfer Operations from 2006 to 2007, Senior Vice President of Customer Processing Operations from 2003 to 2006, and Senior Vice President of Outbound Mail Operations from 2001 to 2003.

Lawrence G. Smith	63	Mr. Smith has served as Executive Vice President and Chief Organizational Effectiveness Officer of UMB Bank, n.a. since March 2005. Prior to coming to UMB Bank, n.a., Mr. Smith was Vice President – Human Resources for Fidelity Investments in Boston, Massachusetts where he was responsible for Fidelity’s business group human resource activities.

Dennis R. Rilinger	63	Mr. Rilinger has served as Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

David D. Kling	64	Mr. Kling has served as Executive Vice President and Chief Risk Officer of the Company since October 2008. He previously served as the Executive Vice President for Enterprise Services of UMB Bank, n.a. since November 2007. He also served as Executive Vice President of Financial Services and Support of UMB Bank, n.a. from 1997 to 2007.

John P. Zader	49	Mr. Zader joined UMB Fund Services in December 2006. He serves as Chief Executive Officer of UMB Fund Services. He previously served as a consultant to Jefferson Wells International in 2006 and served as Senior Vice President and Chief Financial Officer of U.S. Bancorp Fund Services, LLC, a mutual and hedge fund service provider from 1988 to 2006.

Terry W. D’Amore	54	Mr. D’ Amore joined UMB Bank, n.a. in 2006. He serves as Executive Vice President, Director of Payment & Technology Solutions Division where he is responsible for sales, service and product management for the Treasury Management, Healthcare, Foreign Exchange, and Merchant Services. Prior to coming to UMB Bank, n.a., he served as National Sales and Service Manager for Treasury Management’s Corporate Finance Division at PNC Bank in Pittsburgh, Pennsylvania.

Brian J. Walker	39	Mr. Walker joined the Company in June 2007 as Senior Vice President and Corporate Controller (Chief Accounting Officer). From July of 2004 to June 2007 he served as a Certified Public Accountant for KPMG where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche from November 2002 to July of 2004.

Name	Age	Position with Registrant
Stephen M. Kitts	50	Mr. Kitts joined UMB Bank, n.a. in September 2007 as Executive Vice President of Banking Services where he supervises correspondent banking and investment banking. Prior to joining UMB Bank, n.a., he managed the Capital Markets Group at Commerce Bank from 1996 to 2007.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.  RISK FACTORS

Financial services companies routinely encounter and address risks. Some risks may give rise to occurrences that cause the Company’s future results to be materially different than what companies presently anticipate. In the following paragraphs, the Company describes its current view of certain important strategic risks, although the risks below are not the only risks the Company faces. If any such risks actually materialize, the Company’s business, results of operations, financial condition and prospects could be affected materially and adversely. These risk factors should be read in conjunction with management’s discussion and analysis, beginning on page 21 hereof, and the consolidated financial statements, beginning on page 52 hereof.

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

General economic conditions, such as a stock market decline, could materially impair the number of investors in the equity and bond markets, the level of assets under management and the demand for other fee-based services.    Economic downturns or recessions could affect the volume of income from and demand for other fee-based services. The fee revenue from asset management segments including income from Scout Investments, Inc. and UMB Fund Services, Inc. subsidiaries, are largely dependent on both inflows to, and the fair value of, assets invested in the Scout Funds and the fund clients to whom the Company provides services. General economic conditions can affect investor sentiment and confidence in the overall securities markets which could adversely affect asset values, net flows to these funds and other assets under management. Bankcard revenues are dependent on transaction volumes from consumer and corporate spending to generate interchange fees. Depressed economic conditions could negatively affect the amount of such fee income. The Company’s banking services group is affected by corporate and consumer demand for debt securities which can be adversely affected by changes in general economic conditions.

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

Liquidity is essential to the Company’s businesses and the Company relies on the securities market and other external sources to finance a significant portion of its operations.    Liquidity affects the Company’s ability to meet financial commitments. Liquidity could be negatively affected should the need arise to increase deposits or obtain additional funds through borrowing to augment current liquidity sources. Factors beyond the Company’s control, such as disruption of the financial markets or negative views about the general financial services industry, could impair the Company’s access to funding. If the Company is unable to raise funding using the methods described above, it would likely need to sell assets, such as its investment and trading portfolios, to meet maturing liabilities. The Company may be unable to sell some of its assets on a timely basis, or it may have to sell assets at a discount from market value, either of which could adversely affect its results of operations. Liquidity and funding policies have been designed to ensure that the Company maintains sufficient liquid financial resources to continue to conduct business for an extended period in a stressed liquidity environment. If the liquidity and funding policies are not adequate, the Company may be unable to access sufficient financing to service its financial obligations when they come due, which could have a material adverse franchise or business impact. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages liquidity risk.

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

The Company is subject to a variety of litigation which may affect its business, operating results and reputation.    The Company and its subsidiaries may be involved from time to time in a variety of litigation. This litigation can include class action litigation concerning servicing processes or fees or charges, or employment practices, and potential reductions in fee revenues resulting from such litigation. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Substantial legal liability could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

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

UMB Bank, n.a. leases 51,711 square feet in the Hertz Building located in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full-service banking center and is home to some operational and administrative support functions.

UMB Bank, Colorado, n.a. leases 27,130 square feet on the first, second, third, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado. The location has a full-service banking center and is home to the operational and administrative support functions for UMB Bank, Colorado, n.a.

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,135 square feet in Milwaukee, Wisconsin, at which its fund services operation is headquartered.

As of December 31, 2010, the Company’s affiliate banks operated a total of 126 banking centers and two Wealth Management offices.

The Company utilizes all of these properties to support aspects of all of the Company’s business segments.

Additional information with respect to premises and equipment is presented in Notes 1 and 8 to the Consolidated Financial Statements in Item 8, pages 58 and 73 of this report.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, except as noted below, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

During 2010, two suits were filed against UMB Bank, N.A. (the “Bank”) in Missouri state court. The first suit was made by a customer alleging that the Bank’s checking account posting practices resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. The suit seeks class-action status for Bank customers who may have been similarly affected. The Bank removed this action to the U.S. District Court for the Western District of Missouri. This action was then transferred to the multidistrict litigation in the U.S. District Court for the Southern District of Florida, where similar claims against other financial institutions are pending. A second suit was filed in Missouri state court by another Bank customer alleging the substantially identical facts and also seeking class action status. At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 18, 2011, the Company had 2,710 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2010	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.185	$0.185	$0.185	$0.195
Book value	25.43	26.42	26.98	26.24
Market price:
High	41.96	44.51	39.58	42.36
Low	37.24	35.56	31.88	34.73
Close	40.60	35.56	35.51	41.44

Per Share	Three Months Ended
2009	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.175	$0.175	$0.175	$0.185
Book value	24.19	24.42	25.08	25.11
Market price:
High	49.75	48.72	45.50	42.31
Low	33.65	36.52	36.34	37.51
Close	42.49	38.01	40.44	39.35

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is presented in Item 1, page 3 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 75 and 76 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 98 and 99 and in Note 11 to the Consolidated Financial Statements provided in Item 8, pages 77 through 80 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2010:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2010	9,355	$36.20	9,355	1,881,653
November 1—November 30, 2010	7,159	37.78	7,159	1,874,494
December 1—December 31, 2010	17,401	41.18	17,401	1,857,093

Total	33,915	$39.09	33,915

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

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 23 through 52, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

EARNINGS	2010	2009	2008	2007	2006
Interest income	$346,507	$356,217	$387,973	$414,413	$369,083
Interest expense	35,894	53,232	112,922	181,729	151,859
Net interest income	310,613	302,985	275,051	232,684	217,224
Provision for loan losses	31,510	32,100	17,850	9,333	8,734
Noninterest income	360,370	310,176	312,783	288,788	254,945
Noninterest expense	512,622	460,585	430,153	407,164	381,417
Net income	91,002	89,484	98,075	74,213	59,767

AVERAGE BALANCES
Assets	$11,108,233	$10,110,655	$8,897,886	$7,996,286	$7,583,217
Loans, net of unearned interest	4,490,587	4,383,551	4,193,871	3,901,853	3,579,665
Securities	5,073,839	4,382,179	3,421,213	2,846,620	2,797,114
Interest-bearing due from banks	593,518	492,915	66,814	—	—
Deposits	8,451,966	7,584,025	6,532,270	5,716,202	5,488,798
Long-term debt	19,141	32,067	36,404	36,905	37,570
Shareholders’ equity	1,066,872	1,006,591	933,055	874,078	843,097

YEAR-END BALANCES
Assets	$12,404,932	$11,663,355	$10,976,596	$9,342,959	$8,917,765
Loans, net of unearned interest	4,598,097	4,332,228	4,410,034	3,929,365	3,767,565
Securities	5,742,104	5,003,720	4,924,407	3,486,780	3,363,453
Interest-bearing due from banks	848,598	1,057,195	575,309	—	—
Deposits	9,028,741	8,534,488	7,725,326	6,550,802	6,308,964
Long-term debt	8,884	25,458	35,925	36,032	38,020
Shareholders’ equity	1,060,860	1,015,551	974,811	890,574	848,875

PER SHARE DATA
Earnings—basic	$2.27	$2.22	$2.41	$1.78	$1.40
Earnings—diluted	2.26	2.20	2.38	1.77	1.40
Cash dividends	0.75	0.71	0.66	0.57	0.52
Dividend payout ratio	33.04%	31.98%	27.18%	32.02%	37.14%
Book value	$26.24	$25.11	$23.81	$21.55	$20.08
Market price
High	44.51	49.75	69.60	47.06	38.04
Low	31.88	33.65	35.76	34.95	31.80
Close	41.44	39.35	49.14	38.36	36.51

Return on average assets	0.82%	0.89%	1.10%	0.93%	0.79%
Return on average equity	8.53	8.89	10.51	8.49	7.09
Average equity to average assets	9.60	9.96	10.49	10.93	11.12
Total risk-based capital ratio	12.45	14.18	14.09	14.58	14.65

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2010. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic and political conditions, either nationally, internationally or in the Company’s footprint, may be less favorable than expected;

•	Legislative or regulatory changes;

•	Changes in the interest rate environment;

•	Changes in the securities markets impacting mutual fund performance and flows;

•	Changes in operations;

•	Changes in accounting rules;

•	The ability to successfully and timely integrate acquisitions into existing charters;

•	Competitive pressures among financial services companies may increase significantly;

•	Changes in technology may be more difficult or expensive than anticipated;

•	Changes in the ability of customers to repay loans;

•	Changes in loan demand may adversely affect liquidity needs; and

•	Changes in employee costs.

•	Results of litigation claims

Any forward-looking statements should be read in conjunction with information about risks and uncertainties set forth in this report and in documents incorporated herein by reference. Forward-looking statements speak only as of the date they are made, and the Company does not intend to review or revise any particular forward-looking statement in light of events that occur thereafter or to reflect the occurrence of unanticipated events, except as required by federal securities laws.

Results of Operations

Overview

The Company continues to focus on the following five strategies which management believes will improve net income and strengthen the balance sheet.

The first strategy is to grow the Company’s fee-based businesses. Throughout these times of economic change, the Company has continued to emphasize its fee-based operations. With a diverse source of revenues, this strategy has helped reduce the Company’s exposure to changes in interest rates. During 2010, noninterest income increased $50.2 million, or 16.2 percent, to $360.4 million for the year ended December 31, 2010, compared to the same period in 2009. Trust and securities processing income increased $39.8 million to $160.4 million, or 33.0 percent, for year-to-date December 31, 2010, compared to the same period in 2009. Bankcard fees increased $9.5 million to $54.8 million, or 20.9 percent, compared to the same period in 2009. The Company is focused on the growth of its asset management and asset servicing businesses. The Company also maintains focus on its wealth management, credit card, healthcare, and payments businesses.

The second strategy is a focus on net interest income through loan and deposit growth. During 2010, continued progress on this strategy was illustrated by an increase in net interest income of $7.6 million, or 2.5 percent, from the previous year. Through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet, the Company has continued to show increased net interest income in a historically low rate environment. Average earning assets increased by $889.6 million, or 9.6 percent, from 2009. This earning asset growth was primarily funded with a $444.9 million increase in average interest-bearing deposits, or 8.5 percent, and a $423.0 million increase in average noninterest-bearing deposits, or 17.8 percent, compared to 2009 respectively. Net interest margin, on a tax-equivalent basis, decreased 22 basis points, and net interest spread decreased 14 basis points as compared to 2009, respectively.

The third strategy is a focus on improving operating efficiencies. At December 31, 2010, the Company had 126 branches. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total deposits growth previously discussed. Throughout 2010, the Company invested in technological advances that will help management drive operating efficiencies through improved data analysis and automation. Starting in 2011, the Company has converted to a new financial and human resource software that is integrated and enterprise wide. In addition to the use of automation technology, the Company will continue to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and properly utilizing a share buy-back strategy. At December 31, 2010, the Company had $1.1 billion in total shareholders’ equity. This is an increase of $45.3 million, or 4.5 percent, compared to total shareholders’ equity at December 31, 2009. At December 31, 2010, the Company had a total risk-based capital ratio of 12.45 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 235,433 shares at an average price of $37.71 per share during 2010. Further, the Company paid $30.3 million in dividends during 2010, which represents a 5.3 percent increase compared to 2009.

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

Earnings Summary

The Company recorded consolidated net income of $91.0 million for the year ended December 31, 2010. This represents a 1.7 percent increase over 2009. Net income for 2009 decreased 8.8 percent compared to 2008. This decrease is explained by the impact of the Visa, Inc. (Visa) transactions and the sale of the securities transfer product transactions, which contributed, on a pre-tax basis, $14.0 million to 2008 results. Basic earnings per share for the year ended December 31, 2010, were $2.27 per share compared to $2.22 per share in 2009 and $2.41 per share in 2008. Basic earnings per share for 2010 increased 2.3 percent over 2009, which had decreased 7.9 percent over 2008. Fully diluted earnings per share for the year ended December 31, 2010, were $2.26 per share compared to $2.20 per share in 2009 and $2.38 per share in 2008.

The Company’s net interest income increased to $310.6 million in 2010 compared to $303.0 million in 2009 and $275.1 million in 2008. The favorable volume variance outpaced the impact from an unfavorable rate variance, resulting in a $7.6 million increase in net interest income in 2010, compared to 2009. See Table 1 on page 27. The favorable volume variance was led by a 15.5 percent increase in the average balance of taxable securities, a 16.5 percent increase in average tax-exempt securities, and a 2.4 percent increase in the average balance of loans and loans held for sale. This was partially offset by an unfavorable rate variance in taxable securities, or an 82 basis points decrease in yield. While decreasing due to low rate environment, the Company continues to see benefit from interest-free funds. The impact of this benefit is illustrated on Table 2 on page 28. The $27.9 million increase in net interest income in 2009, compared to 2008, is primarily a result of a favorable volume variance. The favorable volume variance was driven by a 31.2 percent increase in the average balance of taxable securities, a 19.9 percent increase in tax-exempt securities, and a 4.5 percent increase in the average balance of loans and loans held for sale. Net interest spread improved by 8 basis points in 2009, compared to 2008. The rate variance was slightly negative, but was more than offset by the positive volume variance and benefited from interest-free funds. The current credit environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements. See Table 15 on page 48 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2010.

The Company had an increase of $50.2 million, or 16.2 percent, in noninterest income in 2010, compared to 2009, and a $2.6 million, or 0.8 percent, decrease in 2009, compared to 2008. The increase is primarily attributable to higher trust and securities processing income and higher bankcard fees. Trust and securities processing income increased $39.8 million, or 33.0 percent, for the year ended December 31, 2010, compared to the same period in 2009. Bankcard fees increased $9.5 million, or 20.9 percent. Noninterest income in 2009 decreased $2.6 million, or 0.8 percent, as compared to 2008. The change in noninterest income in 2010 from 2009, and 2009 from 2008 is illustrated on Table 5 on page 31.

Noninterest expense increased in 2010 by $52.0 million, or 11.3 percent, compared to 2009 and increased in 2009 by $30.4 million, or 7.1 percent, compared to 2008. Salaries and employee benefits expense increased by $26.4 million, or 11.0 percent, mostly due to higher employee base salaries, higher commissions and bonuses and higher cost of benefits. Processing fees increased $10.0 million, or 28.3 percent, due to increased third-party custodian fees related to international transactions from mutual fund clients and fees paid by the advisors to third-party distributors of the Scout Funds. Amortization of other intangibles increased by $5.0 million, or 80.6 percent, and was driven by acquisition activity in 2010. Noninterest expense in 2009 increased $30.4 million, or 7.1 percent, as compared to 2008. Impacting 2009, regulatory fees increased $12.9 million, or 473.1 percent, primarily due to increased deposit insurance assessments from the FDIC and a $4.8 million special assessment paid to the FDIC in the third quarter of 2009. The increase in noninterest expense in 2010 from 2009, and 2009 from 2008 is illustrated on Table 6 on page 32.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2010, 2009 and 2008.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 2 analyzes net interest margin for the three years ended December 31, 2010, 2009 and 2008. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2006 through 2010 are presented in a table following “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 46 and 47. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

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

Average Volume		Average Rate		2010 vs. 2009	Increase (Decrease)
2010	2009	2010	2009		Volume	Rate	Total
				Change in interest earned on:
$4,490,587	$4,383,551	4.95%	4.92%	Loans	$5,338	$1,154	$6,492
				Securities:
3,964,661	3,432,373	2.28	3.10	Taxable	12,138	(28,203)	(16,065)
1,067,689	916,302	4.28	4.98	Tax-exempt	6,509	(6,388)	121
44,383	54,069	0.36	0.49	Federal funds sold and resell agreements	(35)	(69)	(104)
593,518	492,915	0.66	0.83	Interest-bearing due from banks	663	(827)	(164)
41,489	33,503	1.91	2.39	Other	161	(151)	10

10,202,327	9,312,713	3.56	4.00	Total	24,774	(34,484)	(9,710)
				Change in interest incurred on:
5,656,508	5,211,569	0.59	0.96	Interest-bearing deposits	2,631	(19,103)	(16,472)
1,409,349	1,351,206	0.14	0.15	Federal funds purchased and repurchase agreements	83	(67)	16
42,313	51,857	1.02	2.53	Other	(97)	(785)	(882)

$7,108,170	$6,614,632	0.50%	0.80%	Total	2,617	(19,955)	(17,338)

				Net interest income	$22,157	$(14,529)	$7,628

Average Volume		Average Rate		2009 vs. 2008	Increase (Decrease)
2009	2008	2009	2008		Volume	Rate	Total
				Change in interest earned on:
$4,383,551	$4,193,871	4.92%	5.77%	Loans	$9,315	$(35,737)	$(26,422)
				Securities:
3,432,373	2,614,787	3.10	4.22	Taxable	25,362	(29,267)	(3,905)
916,302	764,070	4.98	5.20	Tax-exempt	5,321	(2,191)	3,130
54,069	321,757	0.49	2.42	Federal funds sold and resell agreements	(1,302)	(6,234)	(7536)
492,915	68,548	0.83	0.68	Interest-bearing due from banks	3,535	102	3,637
33,503	40,622	2.39	3.69	Other	(161)	(499)	(660)

9,312,713	8,003,655	4.00	5.02	Total	42,070	(73,826)	(31,756)
				Change in interest incurred on:
5,211,569	4,596,100	0.96	1.95	Interest-bearing deposits	5,895	(45,720)	(39,825)
1,351,206	1,288,901	0.15	1.65	Federal funds purchased and repurchase agreements	92	(19,397)	(19,305)
51,857	53,735	2.53	3.48	Other	(48)	(513)	(561)

$6,614,632	$5,938,736	0.80%	1.90%	Total	5,939	(65,630)	(59,691)

				Net interest income	$36,131	$(8,196)	$27,935

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2010	2009	2008
Average earning assets	$10,202,327	$9,312,713	$8,003,655
Interest-bearing liabilities	7,108,170	6,614,632	5,938,736

Interest-free funds	$3,094,157	$2,698,081	$2,064,919

Free funds ratio (free funds to earning assets)	30.33%	28.97%	25.80%

Tax-equivalent yield on earning assets	3.56%	4.00%	5.02%
Cost of interest-bearing liabilities	0.50	0.80	1.90

Net interest spread	3.06%	3.20%	3.12%
Benefit of interest-free funds	0.15	0.23	0.48

Net interest margin	3.21%	3.43%	3.60%

The Company experienced an increase in net interest income of $7.6 million, or 2.5 percent, for the year 2010, compared to 2009. This follows an increase of $27.9 million, or 10.2 percent, for the year 2009, compared to 2008. As illustrated in Table 1, the 2010 increase is due to a favorable volume variance. The most significant portion of this favorable volume variance is associated with higher securities balances, coupled with continued growth in the loan balances in 2010 and 2009, respectively. In 2010, the favorable volume variances for earning assets were outpaced by the rate variances. However, the Company reduced the average cost of interest-bearing liabilities by 30 basis points during 2010, resulting in the positive increase in net interest income.

The decrease in the cost of funds has led to a declining beneficial impact from interest-free funds. However, the Company still maintains a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 32.0 percent, 32.5 percent and 30.9 percent of total outstanding deposits at December 31, 2010, 2009 and 2008, respectively. As illustrated in Table 2, the impact from these interest-free funds was 15 basis points in 2010, compared to 23 basis points in 2009 and 48 basis points in 2008.

The 2009 increase in net interest income over 2008 is due to both a favorable volume and a slightly unfavorable rate variance. In addition to the significant favorable volume variance associated with higher loan and securities balances in 2009, the reduction of the average cost of interest-bearing liabilities of 110 basis points during the year helped reduce the impact from the unfavorable rate variance on earning assets.

The Company has experienced a repricing of its earning assets and interest-bearing liabilities during the 2010 interest rate cycle. The average rate on earning assets during 2010 has decreased by 44 basis points, while the average rate on interest-bearing liabilities decreased by 30 basis points, resulting in a 14 basis point decline in spread. The volume of loans has increased from an average of $4.4 billion in 2009 to an average of $4.5 billion in 2010. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is relatively short in duration and liquid in its composition of assets. If the Federal Reserve’s Open Market Committee maintains rates at current levels, the Company anticipates a negative impact to interest income as a result. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions, market movements and the duration of this rate environment.

During 2011, approximately $1.8 billion of securities are expected to have principal repayments and be reinvested. This includes approximately $682 million which will have principal repayments during the first quarter of 2011. The total investment portfolio had an average life of 28.7 months and 22.9 months as of December 31, 2010 and 2009, respectively. It should be noted that the Company also had a portfolio of short-term investments as of the end of both 2010 and 2009. These securities are held due to the seasonal fluctuation related to public fund deposits, which are expected to flow out of the bank in a relatively short period. At December 31, 2010, the amount of such investments was approximately $396 million, and without these investments, the average life of the investment portfolio would have been 30.6 months. At December 31, 2009, the amount of such short-term investments was approximately $1.1 billion, and without these short-term investments, the average life of the investment portfolio would have been 27.5 months.

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

As shown in Table 3, the ALL has been allocated to various loan portfolio segments. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. Management of the Company believes the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions. Future economic conditions and borrowers’ ability to meet their obligations, however, are uncertainties which could affect the Company’s ALL and/or need to change its current level of provision. For more information on loan portfolio segments and ALL methodology refer to Note 3 to the Consolidated Financial Statements.

Table 3

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan portfolio segment. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category.

	December 31
Loan Category	2010	2009	2008	2007	2006
Commercial	$39,138	$40,420	$31,617	$30,656	$31,136
Real estate	18,557	13,321	9,737	5,537	3,353
Consumer	16,243	10,128	10,893	9,743	10,387
Leases	14	270	50	50	50

Total allowance	$73,952	$64,139	$52,297	$45,986	$44,926

Table 4 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on pages 50 and 51 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ALL methodology refer to Note 3 of the Consolidated Financial Statements.

As illustrated in Table 4 below, the ALL increased as a percentage of total loans to 1.61 percent as of December 31, 2010, compared to 1.49 percent as of December 31, 2009. Based on the factors above, management of the Company had a reduction of expense of $0.6 million, or 1.8 percent, related to the provision for loan losses in 2010, compared to 2009. This decrease is primarily attributable to a slight decrease in the inherent risk within the loan portfolio and includes a slight decrease from the qualitative impact of the economic conditions during 2010. This compares to a $14.3 million, or 79.8 percent, increase in the provision for loan losses in 2009, compared to 2008.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2010	2009	2008	2007	2006
Allowance-beginning of year	$64,139	$52,297	$45,986	$44,926	$40,825
Provision for loan losses	31,510	32,100	17,850	9,333	8,734
Allowance of banks and loans acquired	—	—	216	—	2,359
Charge-offs:
Commercial	(6,644)	(5,532)	(4,281)	(2,615)	(5,861)
Consumer
Credit card	(15,606)	(13,625)	(8,092)	(5,684)	(4,522)
Other	(2,979)	(4,911)	(4,147)	(3,857)	(2,554)
Real estate	(258)	(881)	(61)	(318)	—

Total charge-offs	(25,487)	(24,949)	(16,581)	(12,474)	(12,937)
Recoveries:
Commercial	637	1,419	1,338	1,046	3,494
Consumer
Credit card	1,327	1,334	1,253	1,107	1,073
Other	1,797	1,936	2,220	2,032	1,376
Real estate	29	2	15	16	2

Total recoveries	3,790	4,691	4,826	4,201	5,945

Net charge-offs	(21,697)	(20,258)	(11,755)	(8,273)	(6,992)

Allowance-end of year	$73,952	$64,139	$52,297	$45,986	$44,926

Average loans, net of unearned interest	$4,478,377	$4,356,187	$4,175,658	$3,888,149	$3,562,038
Loans at end of year, net of unearned interest	4,583,683	4,314,705	4,388,148	3,917,125	3,753,445
Allowance to loans at year-end	1.61%	1.49%	1.19%	1.17%	1.20%
Allowance as a multiple of net charge-offs	3.41	x	3.17	x	4.45	x	5.56	x	6.43	x
Net charge-offs to:
Provision for loan losses	68.86%	63.11%	65.86%	88.64%	80.04%
Average loans	0.48	0.47	0.28	0.21	0.20

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased $50.2 million, or 16.2 percent, to $360.4 million for the year ended December 31, 2010, compared to the same period in 2009. Trust and securities processing income increased $39.8 million to $160.4 million, or 33.0 percent, for year-to-date December 31, 2010, compared to the same period in 2009. Bankcard fees increased $9.5 million to $54.8 million, or 20.9 percent, compared to the same period in 2009. Slightly offsetting these increases, service charges on deposits decreased $5.8 million, or 6.9 percent, compared to the same period in 2009.

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

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2010	2009	2008	10-09	09-08	10-09	09-08
Trust and securities processing	$160,356	$120,544	$122,255	$39,812	$(1,711)	33.0%	(1.4)%
Trading and investment banking	29,211	26,587	19,636	2,624	6,951	9.9	35.4
Service charges on deposit accounts	77,617	83,392	85,064	(5,775)	(1,672)	(6.9)	(2.0)
Insurance fees and commissions	5,565	4,800	4,564	765	236	15.9	5.2
Brokerage fees	6,345	7,172	8,660	(827)	(1,488)	(11.5)	(17.2)
Bankcard fees	54,804	45,321	43,348	9,483	1,973	20.9	4.6
Gain on sale of securities transfer	—	—	1,090	—	(1,090)		(100.0)
Gains on sales of securities available for sale, net	8,315	9,737	3,334	(1,422)	6,403	(14.6)	>100.0
Gain on mandatory redemption of Visa, Inc. common stock	—	—	8,875	—	(8,875)		(100.0)
Other	18,157	12,623	15,957	5,534	(3,334)	43.8	(20.9)

Total noninterest income	$360,370	$310,176	$312,783	$50,194	$(2,607)	16.2%	(0.8)%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 5 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2010 compared to 2009, and in 2009 compared to 2008.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and mutual fund assets servicing. This income category increased by $39.8 million, or 33.0 percent in 2010, compared to 2009, and decreased by $1.7 million, or 1.4 percent in 2009, compared to 2008. The Company increased fund administration and custody services fee income by $14.5 million in 2010. Advisory fee income from the Scout Funds increased $15.5 million from 2010 compared to 2009. Fee income from institutional and personal investment management services increased $6.0 million in 2010. In 2009, alternative investment fee income increased $10.2 million offset by reductions in advisory fee income from the Scout Funds of $2.5 million, fund administration fees of $6.1 million, and corporate trust fees of $2.3 million. Fees in this category are highly correlated to the market value of assets and the overall health of the equity and financial markets and thus, have been positively impacted during 2010, but negatively impacted in 2009. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees increased $2.7 million, or 9.9 percent, and $7.0 million, or 35.4 percent in 2010 and 2009, respectively. This activity is indicative of the dynamic rate environment and is predominately due to market increases in bond trading and the Company’s mutual fund investments.

Service charges on deposits decreased $5.8 million, or 6.9 percent, compared to the same period in 2009. This decrease is primarily attributable to new overdraft regulations enacted on July 21, 2010.

Bankcard fees increased $9.5 million, or 20.9 percent, and $2.0 million, or 4.6 percent, in 2010 and 2009, respectively. The increase in both years reflects both higher card volume and a greater average transaction dollar amount. Credit card acquisitions have increased balances by approximately $90 million over the last year. Healthcare card volume has increased 26.6 percent over 2009. Additionally, credit card rebate programs encourage increased usage by both consumer and commercial customers.

Gains on sales of securities available for sale decreased $1.4 million in 2010, compared to 2009, but increased by $6.4 million in 2009, compared to 2008.

During the first quarter of 2008, the Company recorded an $8.9 million pre-tax gain on the mandatory partial redemption of Visa, Inc. common stock. This transaction was a direct result of Visa, Inc.’s initial public offering, which required the Company to redeem a portion of its holdings of Class B shares.

Noninterest Expense

Noninterest expense increased in both 2010 and 2009 compared to the respective prior years. Noninterest expense increased in 2010 by $52.0 million, or 11.3 percent, compared to 2009 and increased in 2009 by $30.4 million, or 7.1 percent, compared to 2008. The main drivers of this increase in 2010 were salaries and employee benefits expense, processing fees, and amortization expense from acquisitions. Table 6 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2010	2009	2008	10-09	09-08	10-09	09-08
Salaries and employee benefits	$267,213	$240,819	$227,938	$26,394	$12,881	11.0%	5.7%
Occupancy, net	36,251	34,760	32,472	1,491	2,288	4.3	7.0
Equipment	44,934	47,645	53,044	(2,711)	(5,399)	(5.7)	(10.2)
Supplies and services	18,841	20,237	24,221	(1,396)	(3,984)	(6.9)	(16.4)
Marketing and business development	18,348	15,446	19,431	2,902	(3,985)	18.8	(20.5)
Processing fees	45,502	35,465	32,742	10,037	2,723	28.3	8.3
Legal and consulting	14,046	10,254	8,214	3,792	2,040	37.0	24.8
Bankcard	16,714	14,251	11,537	2,463	2,714	17.3	23.5
Amortization of other intangible assets	11,142	6,169	3,105	4,973	3,064	80.6	98.7
Regulatory fees	13,448	15,675	2,735	(2,227)	12,940	(14.2)	>100.0
Covered litigation provision	—	—	(4,023)	—	4,023	0.0	(100.0)
Other	26,183	19,864	18,738	6,319	1,126	31.8	6.0

Total noninterest expense	$512,622	$460,585	$430,153	$52,037	$30,432	11.3%	7.0%

Salaries and employee benefits expense increased $26.4 million, or 11.0 percent, and $12.9 million, or 5.7 percent, in 2010 and 2009, respectively. The increase in both 2010 and 2009 is primarily due to higher employee base salaries, higher commissions and bonuses and higher cost of benefits. The Company has added key officers and associates during 2010 and 2009, including those added as a result of acquisitions. During 2009, included in the higher cost of benefits is a $4.1 million increase in health insurance costs associated with the Company’s self-funded insurance plan.

Equipment expense decreased $2.7 million, or 5.7 percent, and $5.4 million, or 10.2 percent, in 2010 and 2009, respectively. Several equipment and software components completed their useful lives during 2009 and 2010, resulting in a lower depreciation and amortization expense.

Amortization of other intangibles increased $4.9 million, or 80.6 percent, and $3.1 million, or 98.7 percent, during 2010 and 2009, respectively. These increases are due to increased amortization from the acquisition activity in these years.

Regulatory fees increased $12.9 million in 2009 compared to 2008. These expenses more than quadrupled and were a direct result of increased depository insurance assessment rates and a special assessment levied during the second quarter by the FDIC. During 2010, the Company has seen some leveling with a slight decrease in this expense.

During the fourth quarter of 2007, the Company, as a member of Visa U.S.A. Inc. (Visa USA), received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa USA., Visa Canada Association, and Visa International Service Association, in preparation for an initial public offering. Based on this participation, the Company and other Visa USA member banks became aware of an obligation to provide indemnification to Visa in connection with its potential losses resulting from “covered litigation” as described in Visa’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 21, 2007. This covered litigation provision contributed to the increase in noninterest expense in 2009’s year-over-year change.

Income Taxes

Income tax expense totaled $35.8 million, $31.0 million and $41.8 million in 2010, 2009 and 2008, respectively. These amounts equate to effective rates of 28.3 percent, 25.7 percent and 29.9 percent for 2010, 2009 and 2008, respectively. The changes in the effective tax rate over the three-year period is primarily attributable to (i) one-time benefits recognized in 2009 for historic rehabilitation tax credits and state tax positions with no similar benefits recognized in 2010 or 2008, (ii) an increase in the valuation allowance during 2010, and (iii) changes in the portion of income earned from tax-exempt municipal securities. For further information on income taxes refer to Note 17 of the Notes to Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following three reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The Business Segments were redefined during the first quarter of 2010 to better organize the Company’s business around customer needs. In 2009, the Business Segments were Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at December 31, 2010.

Commercial Financial Services’ net income before taxes increased $0.7 million, or 1.1 percent, to $61.4 million from the prior year. The increase in net income was driven primarily by a decrease in provision for loan loss of $6.2 million, or 38.0 percent, an increase in noninterest income of $1.5 million, or 4.7 percent, and offset by an increase in noninterest expense of $7.4 million, or 6.7 percent. Noninterest income increased due to increased fees from the sales of commercial credit cards and letters of credit. Noninterest expense increased due to higher allocated overhead costs compared to 2009. Total earning asset balances are up over the prior year by $90.9 million, or 2.6 percent; additionally, deposits and repurchase agreements increased by $369.9 million, or 10.3 percent. Net interest margin was flat to the prior year despite volume increases on both sides of the balance sheet.

Institutional Financial Services’ net income before taxes decreased $2.5 million to $51.1 million from the same period in 2009. Noninterest income increased $46.2 million, offset by a $41.3 million increase in noninterest expense and a $4.4 million decrease in net interest income. Noninterest income increased due to a $15.5 million increase in advisory fees associated with the Scout Funds and a $14.5 million increase in fund administration and custody services income. Scout Fund fee income increased due to inflows of $1.4 billion for the year ended December 31, 2010 and overall market appreciation over last year. Fee income from the acquisition of J.D. Clark & Co., Inc. and market appreciation were the drivers of the increase in fund administration and custody services income compared to 2009. Credit card income increased $6.2 million due to increased processing fees. Credit card balances increased approximately $110.0 million compared to 2009 primarily from the acquisition of five credit card portfolios totaling approximately $90.0 million over the past year. Bond trading fee income increased $4.0 million over 2009. Noninterest expense increased $2.0 million from third party custodial fees related to international transactions from mutual fund clients and increased $4.3 million in third party fees paid by the advisor to distributors of the Scout Funds. The other driver was an increase in salaries and benefits of $20.4 million due to increased commission expense related to the increased revenue in this segment as well as the addition of base salary expenses from acquisitions. Credit card processing expense increased $4.0 million from increased transaction volume. Net interest income decreased due to decreased funds transfer pricing on deposits in this segment.

Personal Financial Services’ net income before taxes increased by $12.5 million to $13.7 million compared to 2009. The increase in net interest margin was the primary driver of the net income improvement. Net interest income increased $11.6 million, or 12.6 percent, over 2009 due to a 93 basis point increase in net loan yields and an increase of 63 basis points in the net funds transfer price on deposits. Loan balances have decreased by $69.9 million with the driver being the continued runoff of the indirect automobile portfolio and was partially offset by the growth in the home equity loan portfolio. Deposit balances have also increased in this segment compared to 2009, by $201.4 million. Noninterest income increased $3.8 million, or 4.1 percent, from 2009. This increase was due primarily to an increase in investment management fee income related to the acquisition of Prairie Capital Management, LLC. This increase was offset by a reduction in overdraft and insufficient fund fees. Noninterest expense increased $2.3 million, or 1.3 percent, over 2009. The increase was primarily due to additional legal and amortization costs from related to recent acquisitions.

The net income before tax for the Treasury and Other Adjustments category was $0.7 million for 2010 compared to $5.1 million in 2009.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances excluding loans held for sale increased by $269.0 million, or 6.2 percent, in 2010. Commercial real estate had the most significant growth in outstanding balances in 2010, compared to 2009. Commercial, home equity, and consumer credit card loans had smaller increases compared to 2009. These increases were offset by small decreases in both consumer and residential real estate loans.

Table 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2010	2009	2008	2007	2006
Commercial	$1,937,052	$1,963,533	$2,128,512	$1,769,505	$1,564,793
Commercial—credit card	84,544	65,273	59,196	57,487	44,436
Real estate—construction	128,520	106,914	89,960	83,292	84,141
Real estate—commercial	1,294,897	1,141,447	1,030,227	823,531	752,336
Leases	7,055	7,510	9,895	6,113	5,781

Total business-related	3,452,068	3,284,677	3,317,790	2,739,928	2,451,487

Real estate—residential	193,157	218,081	181,935	160,380	171,997
Real estate—HELOC	476,057	435,814	377,740	278,478	192,072
Consumer—credit card	322,208	231,254	194,958	169,729	149,402
Consumer—other	140,193	144,879	315,725	568,610	788,487

Total consumer-related	1,131,615	1,030,028	1,070,358	1,177,197	1,301,958

Loans before allowance and loans held for sale	4,583,683	4,314,705	4,388,148	3,917,125	3,753,445
Allowance for loan losses	(73,952)	(64,139)	(52,297)	(45,986)	(44,926)

Net loans before loans held for sale	4,509,731	4,250,566	4,335,851	3,871,139	3,708,519
Loans held for sale	14,414	17,523	21,886	12,240	14,120

Net loans and loans held for sale	$4,524,145	$4,268,089	$4,357,737	$3,883,379	$3,722,639

As a % of total loans and loans held for sale
Commercial	42.13%	45.32%	48.27%	45.03%	41.53%
Commercial—credit card	1.84	1.51	1.34	1.46	1.18
Real estate-construction	2.80	2.47	2.04	2.12	2.23
Real estate-commercial	28.16	26.35	23.36	20.96	19.97
Leases	0.15	0.17	0.22	0.16	0.16

Total business-related	75.08	75.82	75.23	69.73	65.07

Real estate—residential	4.20	5.03	4.13	4.08	4.57
Real estate—HELOC	10.35	10.06	8.57	7.09	5.10
Consumer—credit card	7.01	5.34	4.42	4.32	3.97
Consumer—other	3.05	3.35	7.15	14.47	20.92

Total consumer-related	24.61	23.78	24.27	29.96	34.56
Loans held for sale	0.31	0.40	0.50	0.31	0.37

Total loans and loans held for sale	100.0%	100.0%	100.0%	100.0%	100.0%

Included in Table 7 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 75.1 percent and 75.8 percent of total loans and loans held for sale at the end of 2010 and 2009, respectively.

Commercial loans represent the largest percent of total loans. Commercial loans decreased slightly as a percentage of total loans, but the Company has increased its capacity to lend through increased commitments over 2009. However, commercial line utilization has been lower compared to prior years due to the current economic conditions.

As a percentage of total loans, commercial real estate and real estate construction loans now comprise 31.0 percent of total loans, compared to 28.8 percent at the end of 2009. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

Bankcard loans including both commercial and consumer categories have increased $110.2 million in 2010, compared to 2009. The increase in bankcard loans is due primarily to bankcard portfolio acquisitions of approximately $90.0 million as well as increased promotional activity and rewards programs. Bankcard loans continue to be an area of emphasis for the Company.

Other consumer installment loans continued to decrease in total amount outstanding and as a percentage of loans. During the third quarter of 2007, the Company made the decision to allow the indirect auto loan portfolio to run-off. This is part of a strategy to enhance asset yields. The Company will continue to service existing loans until maturity or payoff.

Real estate home equity loans (HELOC) have increased in both volume and as a percentage of the overall loan portfolio over 2009. The HELOC growth was a result of the success of multiple promotions, as well as market penetration within the Company’s current customer base through its current distribution channels. Continued expansion of this portfolio is anticipated.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on pages 50 and 51 of this report.

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

Securities available for sale and securities held to maturity comprised 50.4 percent of earning assets as of December 31, 2010, compared to 46.4 percent at year-end 2009. Total investment securities totaled $5.7 billion at December 31, 2010, compared to $5.0 billion at year-end 2009. Management expects collateral pledging requirements for public funds, deposit balance changes, and loan demand to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 97.8 percent of the Company’s investment securities portfolio at December 31, 2010, compared to 97.6 percent at year-end 2009. Securities available for sale had a net unrealized gain of $39.9 million at year-end, compared to a net unrealized gain of $63.8 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, as an unrealized gain of $25.5 million at year-end 2010, compared to an unrealized gain of $40.5 million for 2009.

The securities portfolio achieved an average yield on a tax-equivalent basis of 2.7 percent for 2010, compared to 3.5 percent in 2009 and 4.4 percent in 2008. The decrease in yield is due to the replacement of higher yielding securities with lower yielding securities as the investment portfolio is reinvested. The average life of the securities portfolio was 28.7 months at December 31, 2010, compared to 22.9 months at year-end 2009.

Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4 to the Consolidated Financial Statements on page 69 of this document). The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Table 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2010	Amortized Cost	Fair Value
U.S. Treasury	$482,912	$486,713
U.S. Agencies	1,994,696	2,000,298
Mortgage-backed	1,813,023	1,833,475
State and political subdivisions	1,252,067	1,262,275
Corporates	30,453	30,286

Total	$5,573,151	$5,613,047

December 31, 2009	Amortized Cost	Fair Value
U.S. Treasury	$596,067	$599,077
U.S. Agencies	1,479,784	1,488,760
Mortgage-backed	1,786,899	1,813,658
State and political subdivisions	958,231	984,293

Total	$4,820,981	$4,885,788

	U.S. Treasury Securities		U.S. Agency Securities		Mortgage-backed Securities
December 31, 2010	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$252,942	0.93%	$340,716	2.32%	$110,205	4.82%
Due after 1 year through 5 years	233,771	1.12	1,637,534	1.45	1,507,034	3.20
Due after 5 years through 10 years	—	—	22,048	—	205,120	3.59
Due after 10 years	—	—	—	—	11,116	4.02

Total	$486,713	1.09%	$2,000,298	1.49%	$1,833,475	3.45%

	State and Political Subdivisions		Corporates
December 31, 2010	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$189,271	3.77%	$—	—%	$893,134
Due after 1 year through 5 years	725,317	3.92	30,286	1.16	4,133,942
Due after 5 years through 10 years	318,147	4.50	—	—	545,315
Due after 10 years	29,540	4.17	—	—	40,656

Total	$1,262,275	4.05%	$30,286	1.16%	$5,613,047

	U.S. Treasury Securities		U.S. Agency Securities		Mortgage-backed Securities
December 31, 2009	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$246,655	2.40%	$365,675	1.68%	$173,107	4.80%
Due after 1 year through 5 years	352,422	1.32	1,123,085	1.63	1,472,163	1.21
Due after 5 years through 10 years	—	—	—	—	110,058	3.82
Due after 10 years	—	—	—	—	58,330	3.85

Total	$599,077	1.77%	$1,488,760	1.65%	$1,813,658	3.95%

	State and Political Subdivisions
December 31, 2009	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$161,673	4.26%	$947,110
Due after 1 year through 5 years	573,148	4.47	3,520,818
Due after 5 years through 10 years	232,794	5.29	342,852
Due after 10 years	16,678	5.34	75,008

Total	$984,293	4.64%	$4,885,788

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2010	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$1,635	$1,769	5.42%
Due after 1 year through 5 years	13,809	14,935	5.55
Due after 5 years through 10 years	7,554	8,170	4.40
Due over 10 years	40,568	43,878	3.69

Total	$63,566	$68,752	11 yr. 9 mo.

December 31, 2009
Due in one year or less	$—	$—	— %
Due after 1 year through 5 years	14,808	15,166	5.03
Due after 5 years through 10 years	12,334	12,633	5.17
Due over 10 years	29,844	30,567	4.28

Total	$56,986	$58,366	13 yr. 6 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position was $4.2 million at December 31, 2010, and $9.8 million at December 31, 2009.

The Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $445.1 million in 2010, and $629.9 million in 2009.

At December 31, 2010, the Company held securities bought under agreements to resell of $230.9 million compared to $319.9 million at year end 2009. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. These investments averaged $33.3 million in 2010 and $42.2 million in 2009.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2010 were $41.5 million, compared to $33.5 million in 2009, and were recorded at market value. As discussed in the “Quantitative and Qualitative Disclosures About Market Risk—Trading Account” in Part II, Item 7A on pages 49 and 50, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $9.0 billion at December 31, 2010, and $8.5 billion at year end 2009. Deposits averaged $8.5 billion in 2010 and $7.6 billion in 2009. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest–bearing demand deposits averaged $2.8 billion in 2010 and $2.4 billion in 2009. These deposits represented 33.1 percent of average deposits in 2010, compared to 31.3 percent in 2009. The Company’s large commercial customer base provides a significant source of noninterest–bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2010	2009
Maturing within 3 months	$469,951	$587,650
After 3 months but within 6 months	138,345	196,192
After 6 months but within 12 months	192,266	173,580
After 12 months	199,900	125,536

Total	$1,000,462	$1,082,958

Table 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2010	2009	2008	2006	2006
Amount
Noninterest-bearing demand	$2,795,458	$2,372,456	$1,936,170	$1,780,098	$1,840,640
Interest-bearing demand and savings	4,059,615	3,631,486	3,162,015	2,649,849	2,454,684
Time deposits under $100,000	728,804	782,469	833,033	796,528	783,811

Total core deposits	7,583,877	6,786,411	5,931,218	5,226,475	5,079,135
Time deposits of $100,000 or more	868,089	797,614	601,052	489,727	409,663

Total deposits	$8,451,966	$7,584,025	$6,532,270	$5,716,202	$5,488,798

As a % of total deposits
Noninterest-bearing demand	33.07%	31.28%	29.64%	31.14%	33.53%
Interest-bearing demand and savings	48.03	47.88	48.41	46.36	44.72
Time deposits under $100,000	8.63	10.32	12.75	13.93	14.29

Total core deposits	89.73	89.48	90.80	91.43	92.54
Time deposits of $100,000 or more	10.27	10.52	9.20	8.57	7.46

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $2.1 billion at December 31, 2010, and $1.9 billion at December 31, 2009. These agreements averaged $1.4 billion in 2010 and 2009. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 12

SHORT-TERM DEBT (in thousands)

	2010		2009
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$16,274	0.05%	$47,334	0.03%
Repurchase agreements	2,068,068	0.27	1,880,273	0.17
Other	35,220	0.00	29,514	0.00

Total	$2,119,562	0.26%	$1,957,121	0.16%

Average for year:
Federal funds purchased	$37,203	0.09%	$99,738	0.11%
Repurchase agreements	1,372,146	0.14	1,251,468	0.15
Other	23,172	0.00	19,790	0.00

Total	$1,432,521	0.14%	$1,370,996	0.15%

Maximum month-end balance:
Federal funds purchased	$57,362		$356,510
Repurchase agreements	2,068,068		1,880,273
Other	29,670		35,996

The Company has four fixed-rate advances at December 31, 2010, from the Federal Home Loan Banks at rates of 0.39 percent to 5.89 percent. These advances, collateralized by the Company’s securities, are used to offset interest rate risk of longer-term fixed-rate loans.

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

Total shareholders’ equity was $1,060.9 million at December 31, 2010, compared to $1,015.6 million one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. During 2010 and 2009, the Company acquired 235,433 shares and 703,723 shares of its common stock, respectively.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.30 percent and total capital ratio of 12.45 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on pages 51 and 52 of this report.

Table 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2010, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$1,183	$13,092	$139	$14,414
Loans and leases	—	51,002	201,384	4,331,297	4,583,683
Securities available for sale	1,785,313	3,727,690	29,694	30,453	5,573,150
Securities held to maturity	—	63,566	—	—	63,566
Federal funds and resell agreements	—	235,176	—	—	235,176
Trading securities	400	24,095	5,337	12,648	42,480
Cash and due from banks	744,769	459,921	—	—	1,204,690
All other assets	14,258	—	—	404,160	418,418

Category totals	2,544,740	4,562,633	249,507	4,778,697	12,135,577

Risk-weighted totals	—	912,527	124,753	4,778,697	5,815,977
Off-balance-sheet items (risk-weighted)	—	—	1,714	719,444	721,158

Total risk-weighted assets	$—	$912,527	$126,467	$5,498,141	$6,537,135

	Tier1	Tier2	Total
Regulatory Capital
Shareholders’ equity	$1,060,860	$—	$1,060,860
Accumulated other comprehensive gains	(25,465)	—	(25,465)
Goodwill and intangibles	(296,632)	—	(296,632)
Allowance for loan losses	—	74,950	74,950

Total capital	$738,763	$74,950	$813,713

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			11.30%
Total capital to risk-weighted assets			12.45%
Leverage ratio (Tier 1 to total average assets less goodwill and intangibles)			6.56%

For further discussion of regulatory capital requirements, see note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 75 and 76.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See

Table 14 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 84 to 86 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 14

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2010. The Company has no capital leases or long-term purchase obligations. Includes principal payments only.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$2,084,342	$2,084,342	$—	$—	$—
Short-term debt obligations	35,220	35,220	—	—	—
Long-term debt obligations	8,884	1,769	3,371	2,256	1,488
Operating lease obligations	72,999	7,475	14,109	11,959	39,456
Time open and C.D.’s	1,694,062	1,330,874	167,760	137,164	58,264

Total	$3,895,507	$3,459,680	$185,240	$151,379	$99,208

As of December 31, 2010, our total liabilities for unrecognized tax benefits were $3.9 million. The Company cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 17 to the consolidated financial statements for information regarding the liabilities associated with unrecognized tax benefits.

The table below (a continuation of Table 14 above) details the commitments, contingencies and guarantees for the Company as of December 31, 2010.

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$1,729,011	$475,263	$585,158	$123,790	$544,800
Commitments to extend credit under credit card loans	1,970,508	1,970,508	—	—	—
Commercial letters of credit	3,537	3,537	—	—	—
Standby letters of credit	308,154	199,477	97,533	11,144	—
Futures contracts	22,400	22,400	—	—	—
Forward foreign exchange contracts	3,685	3,685	—	—	—
Spot foreign exchange contracts	2,608	2,608	—	—	—

Total	$4,039,903	$2,677,478	$682,691	$134,934	$544,800

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

An estimate of the total inherent loss is based on the above three computations. From this an adjustment can be made based on other factors management considers to be important in evaluating the probable losses in the portfolio such as general economic conditions, loan trends, risk management and loan administration and changes in internal policies. For more information on loan portfolio segments and ALL methodology refer to Note 3 to the Consolidated Financial Statements.

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

Accounting for Stock-Based Compensation

The amount of compensation recognized is based primarily on the value of the awards on the grant date. To value stock options, the Company uses the Black-Scholes model, which requires the input of several variables. The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock on the grant date is used to value awards of restricted stock. Forfeitures are estimated at the grant date and reduce the expense recognized. The forfeiture rate is adjusted annually based on experience. The value of the awards, adjusted for forfeitures, is amortized using the straight-line method over the requisite service period. Management of the Company believes that it is probable that all current performance-based awards will achieve the performance target. Please see the discussion of the “Accounting for Stock-Based Compensation” under Note 1 and Note 11 in the Notes to the Consolidated Financial Statements under Item 8 on pages 58 and 77.

Accounting for Uncertainty in Income Taxes

The Company is subject to income taxes in the U.S. federal and multiple states jurisdictions. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. The Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. The estimate for any uncertain tax issue is based on management’s best judgment. These estimates may change as a result of changes in tax laws and regulations, interpretations of law by taxing authorities, and income tax examinations among other factors. Due to the complexity of these uncertainties, the ultimate resolution may differ from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 17 in the Notes to the Consolidated Financial Statements.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2010			2009
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2)(3)	$4,490.6	$222.1	4.95%	$4,383.6	$215.6	4.92%
Securities:
Taxable	3,964.7	90.4	2.28	3,432.4	106.5	3.10
Tax-exempt (FTE)	1,067.7	45.7	4.28	916.3	45.7	4.98

Total securities	5,032.4	136.1	2.71	4,348.7	152.2	3.50
Federal funds sold and resell agreements	44.4	0.2	0.36	54.1	0.3	0.49
Interest-bearing	593.5	3.9	0.66	492.9	4.1	0.83
Other earning assets (FTE)	41.4	0.8	1.91	33.5	0.8	2.39

Total earning assets (FTE)	10,202.3	363.1	3.56	9,312.8	373.0	4.00
Allowance for loan losses	(69.1)			(57.3)
Cash and due from banks	388.9			345.2
Other assets	586.1			510.0

Total assets	$11,108.2			$10,110.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$4,059.6	$10.1	0.25%	$3,631.4	$16.1	0.45%
Time deposits under $100,000	728.8	11.8	1.62	782.5	18.4	2.35
Time deposits of $100,000 or more	868.1	11.5	1.32	797.6	15.4	1.93

Total interest bearing deposits	5,656.5	33.4	0.59	5,211.5	49.9	0.96
Short-term debt	23.2	—	0.00	19.8	—	1.28
Long-term debt	19.1	0.4	0.03	32.1	1.3	4.53
Federal funds purchased and repurchase agreements	1,409.3	2.0	0.14	1,351.2	2.0	0.15

Total interest bearing liabilities	7,108.1	35.8	0.50	6,614.6	53.2	0.80
Noninterest bearing demand deposits	2,795.5			2,372.5
Other	137.7			117.0

Total	10,041.3			9,104.1

Total shareholders’ equity	1,066.9			1,006.6

Total liabilities and shareholders’ equity	$11,108.2			$10,110.7

Net interest income (FTE)		$327.3			$319.7
Net interest spread			3.06%			3.20%
Net interest margin			3.21%			3.43%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $16.6 million $16.7 million, $13.9 million, $12.2 million, and $10.9 million in 2010, 2009, 2008, 2007, and 2006, respectively.
(2)	Loan fees are included in interest income. Such fees totaled $13.0 million $13.8 million, $13.2 million, $10.3 million, and $9.9 million in 2010, 2009, 2008, 2007, and 2006, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2008			2007			2006
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance Five-Year Compound Growth Rate
$4,193.9	$242.0	5.77%	$3,901.9	$270.8	6.94%	$3,579.7	$238.6	6.66%	9.53%
2,616.5	110.4	4.22	2,062.0	97.6	4.73	2,059.9	85.6	4.15	7.86
764.1	39.8	5.20	725.8	37.1	5.12	682.4	34.1	4.99	8.29

3,380.6	150.2	4.44	2,787.8	134.7	4.83	2,742.3	119.7	4.36	7.95
321.8	7.8	2.42	360.2	18.7	5.18	378.0	19.1	5.06	(28.04)
66.8	0.4	0.68	—	—	—	—	—	—	100.00
40.6	1.5	3.69	58.9	2.4	4.03	56.6	2.6	4.68	(13.50)

8,003.7	401.9	5.02	7,108.8	426.6	6.00	6,756.6	380.0	5.62	8.84
(49.5)			(45.6)			(42.2)			5.28
487.6			481.1			461.7			(7.55)
456.2			452.0			407.1			6.98

$8,897.9			$7,996.3			$7,583.2			7.85%

$3,162.0	$37.8	1.20%	$2,649.9	$60.7	2.29%	$2,454.7	$48.9	1.99%	10.40%
833.0	30.7	3.69	796.5	35.9	4.51	783.8	30.4	3.88	3.19
601.1	21.2	3.53	489.7	23.6	4.82	409.7	17.6	4.30	28.60

4,596.1	89.7	1.95	3,936.1	120.2	3.05	3,648.2	96.9	2.66	10.87
17.4	0.6	1.28	12.9	0.6	4.59	13.5	0.6	2.87	1.48
36.3	1.7	4.53	36.9	1.7	4.53	37.5	1.6	4.27	12.64
1,288.9	21.3	1.65	1,272.7	59.3	4.66	1,148.5	52.8	4.60	5.16

5,938.7	113.3	1.90	5,258.6	181.8	3.46	4,847.7	151.9	3.13	9.52
1,936.2			1,780.1			1,840.6			4.92
89.9			83.5			51.8			21.99

7,964.8			7,122.2			6,740.1			8.32

933.1			874.1			843.1			4.15

$8,897.9			$7,996.3			$7,583.2			7.85%

	$288.6			$244.8			$228.1
		3.12%			2.54%			2.49%
		3.60%			3.44%			3.38%

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (FMC) and approved by the Company’s Board of Directors. The FMC is responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. The Company does not use hedges or swaps to manage interest rate risk except for limited use of futures contracts to offset interest rate risk on certain securities held in its trading portfolio.

Overall, the Company attempts to manage interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward or downward gradual change (e.g. ramp) of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 15 shows the expected net interest income increase or decrease over the next twelve months as of December 31, 2010 and 2009.

Table 15

MARKET RISK (in thousands)

	Net Interest Income
Rate Change in Basis Points	December 31, 2010 Amount of Change	December 31, 2009 Amount of Change
300	$6,413	$(11,455)
200	4,174	(7,224)
100	1,873	(2,913)
Static	—	—
(100)	N/A	N/A

The Company is sensitive at December 31, 2010, to increases in rates. Increases in interest rates are projected to cause increases in net interest income. A large portion of the Company’s assets and liabilities have reached a floor. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Table 16

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2009	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$2,636.0	$277.7	$432.8	$3,346.5	$1,191.8	$59.8	$4,598.1
Securities	648.7	466.9	698.5	1,814.1	3,316.5	569.0	5,699.6
Federal funds sold and resell agreements	235.2	—	—	235.2	—	—	235.2
Other	796.8	48.8	23.4	869.0	22.1	—	891.1

Total earning assets	$4,316.7	$793.4	$1,154.7	$6,264.8	$4,530.4	$628.8	$11,424.0

% of total earning assets	37.8%	6.9%	10.1%	54.8%	39.7%	5.5%	100.0%

Funding sources
Interest-bearing demand and savings	$762.7	$572.0	$1,144.1	$2,478.8	$160.6	$1,806.4	$4,445.8
Time deposits	653.0	309.2	371.1	1,333.3	351.8	9.0	1,694.1
Federal funds purchased and repurchase agreements	2,084.3	—	—	2,084.3	—	—	2,084.3
Borrowed funds	44.1	—	—	44.1	—	—	44.1
Noninterest-bearing sources	1,587.2	38.0	69.1	1,694.3	389.4	1,072.0	3,155.7

Total funding sources	$5,131.3	$919.2	$1,584.3	$7,634.8	$901.8	$2,887.4	$11,424.0

% of total earning assets	44.9%	8.0%	13.9%	66.8%	7.9%	25.2%	100.0%
Interest sensitivity gap	$(814.6)	$(125.8)	$(429.6)	$(1,370.0)	$3,628.6	$(2,258.6)
Cumulative gap	(814.6)	(940.4)	(1,370.0)	(1,370.0)	2,258.6	—
As a % of total earning assets	(7.1)%	(8.2)%	(12.0)%	(12.0)%	19.8%	—
Ratio of earning assets to funding sources	0.84	0.86	0.73	0.82	5.02	0.22

Cumulative ratio of Earning Assets 2010	0.84	0.84	0.82	0.82	1.26	1.00
to Funding Sources 2009	0.98	1.02	0.99	0.99	1.34	1.00

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

This account had a balance of $42.5 million as of December 31, 2010, compared to $38.2 million as of December 31, 2009.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 28.2 percent of total loans at December 31, 2010, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses (ALL) is discussed on pages 29 and 30. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.9 million from December 31, 2009, and increased $14.4 million compared to December 31, 2008. The increase from 2009 compared to 2008 is related to the downgrade of a large syndicated credit combined with the general effects of the continued downturn in the economy. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $4.4 million in other real estate owned as of December 31, 2010. There was $5.2 million of other real estate owned at December 31, 2009. Loans past due more than 90 days totaled $5.5 million at December 31, 2010, compared to $8.3 million at December 31, 2009.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $0.2 million of restructured loans at December 31, 2010, and $2.0 million at December 31, 2009.

Table 17 summarizes the various aspects of credit quality discussed above.

Table 17

LOAN QUALITY (in thousands)

	December 31
	2010		2009		2008		2007		2006
Nonaccrual loans	$24,925		$21,263		$8,675		$6,437		$6,539
Restructured loans	217		2,000		141		144		24

Total nonperforming loans	25,142		23,263		8,816		6,581		6,563
Other real estate owned	4,387		5,203		1,558		1,151		317

Total nonperforming assets	$29,529		$28,466		$10,374		$7,732		$6,880

Loans past due 90 days or more	$5,480		$8,319		$6,923		$2,922		$4,034
Allowance for loans losses	73,952		64,139		52,297		45,986		44,926

Ratios
Nonperforming loans as a % of loans	0.55%		0.54%		0.20%		0.17%		0.17%
Nonperforming assets as a % of loans plus other real estate owned	0.64		0.66		0.24		0.20		0.18
Nonperforming assets as a % of total assets	0.24		0.24		0.09		0.08		0.08
Loans past due 90 days or more as a % of loans	0.12		0.18		0.16		0.07		0.11
Allowance for Loan Losses as a % of loans	1.61		1.48		1.19		1.17		1.20
Allowance for Loan Losses as a multiple of nonperforming loans	2.94	x	2.76	x	5.93	x	6.99	x	6.85	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $5.6 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2010, approximately 82.4 percent of the securities available-for-sale were pledged or used as collateral; compared to 86.5 percent at December 31, 2009.

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

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2010, was $4.0 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 23, 2011

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2010	2009
ASSETS
Loans	$4,583,683	$4,314,705
Allowance for loan losses	(73,952)	(64,139)

Net loans	4,509,731	4,250,566
Loans held for sale	14,414	17,523
Investment securities:
Available for sale	5,613,047	4,885,788
Held to maturity (market value of $68,752 and $58,366, respectively)	63,566	56,986
Trading	42,480	38,214
Federal Reserve Bank stock and other	23,011	22,732

Total investment securities	5,742,104	5,003,720
Federal funds sold and securities purchased under agreements to resell	235,176	329,765
Interest-bearing due from banks	848,598	1,057,195
Cash and due from banks	356,092	458,093
Bank premises and equipment, net	219,727	217,642
Accrued income	76,653	64,949
Goodwill	211,114	131,356
Other intangibles	92,297	47,462
Other assets	99,026	85,084

Total assets	$12,404,932	$11,663,355

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,888,881	$2,775,222
Interest-bearing demand and savings	4,445,798	3,904,268
Time deposits under $100,000	693,600	772,040
Time deposits of $100,000 or more	1,000,462	1,082,958

Total deposits	9,028,741	8,534,488
Federal funds purchased and repurchase agreements	2,084,342	1,927,607
Short-term debt	35,220	29,514
Long-term debt	8,884	25,458
Accrued expenses and taxes	145,458	107,896
Other liabilities	41,427	22,841

Total liabilities	11,344,072	10,647,804

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 40,430,081 and 40,439,607 shares outstanding, respectively	55,057	55,057
Capital surplus	718,306	712,774
Retained earnings	623,415	562,748
Accumulated other comprehensive income	25,465	40,454
Treasury stock, 14,626,649 and 14,617,123 shares, at cost, respectively	(361,383)	(355,482)

Total shareholders’ equity	1,060,860	1,015,551

Total liabilities and shareholders’ equity	$12,404,932	$11,663,355

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2010	2009	2008
INTEREST INCOME
Loans	$221,797	$215,305	$241,727
Securities:
Available for sale—taxable interest	90,409	106,474	110,379
Available for sale—tax exempt interest	27,998	28,201	25,380
Held to maturity—taxable interest	—	—	—
Held to maturity—tax exempt interest	1,499	1,175	866

Total securities income	119,906	135,850	136,625

Federal funds sold and resell agreements	159	263	7,799
Interest-bearing due from banks	3,914	4,078	441
Trading securities	731	721	1,381

Total interest income	346,507	356,217	387,973

INTEREST EXPENSE
Deposits	33,447	49,919	89,744
Federal funds purchased and repurchase agreements	2,017	2,001	21,306
Other	430	1,312	1,872

Total interest expense	35,894	53,232	112,922

Net interest income	310,613	302,985	275,051
Provision for loan losses	31,510	32,100	17,850

Net interest income after provision for loan losses	279,103	270,885	257,201

NONINTEREST INCOME
Trust and securities processing	160,356	120,544	122,255
Trading and investment banking	29,211	26,587	19,636
Service charges on deposit accounts	77,617	83,392	85,064
Insurance fees and commissions	5,565	4,800	4,564
Brokerage fees	6,345	7,172	8,660
Bankcard fees	54,804	45,321	43,348
Gain on sale of securities transfer, net	—	—	1,090
Gains on sales of securities available for sale, net	8,315	9,737	3,334
Gain on mandatory redemption of Visa, Inc. class B common stock	—	—	8,875
Other	18,157	12,623	15,957

Total noninterest income	360,370	310,176	312,783

NONINTEREST EXPENSE
Salaries and employee benefits	267,213	240,819	227,938
Occupancy, net	36,251	34,760	32,472
Equipment	44,934	47,645	53,044
Supplies and services	18,841	20,237	24,221
Marketing and business development	18,348	15,446	19,431
Processing fees	45,502	35,465	32,742
Legal and consulting	14,046	10,254	8,214
Bankcard	16,714	14,251	11,537
Amortization of other intangible assets	11,142	6,169	3,105
Regulatory fees	13,448	15,675	2,735
Covered litigation provision	—	—	(4,023)
Other	26,183	19,864	18,737

Total noninterest expense	512,622	460,585	430,153

Income before income taxes	126,851	120,476	139,831
Income tax expense	35,849	30,992	41,756

Net income	$91,002	$89,484	$98,075

PER SHARE DATA
Net income—basic	$2.27	$2.22	$2.41
Net income—diluted	2.26	2.20	2.38
Weighted average shares outstanding	40,071,751	40,324,437	40,739,240

See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2008	$55,057	$702,914	$430,824	$12,246	$(310,467)	$890,574
Net income	—	—	98,075	—	—	98,075
Change in net unrealized gains on securities	—	—	—	28,859	—	28,859

Total comprehensive income						126,934
Cash dividends ($0.655 per share)	—	—	(26,826)	—	—	(26,826)
Purchase of treasury stock	—	—	—	—	(23,406)	(23,406)
Issuance of equity awards	—	(899)	—	—	1,039	140
Recognition of equity based compensation	—	4,212	—	—	—	4,212
Net tax benefit related to equity compensation	—	367	—	—		367
Sale of treasury stock	—	392	—	—	170	562
Exercise of stock options	—	826	—	—	1,428	2,254

Balance December 31, 2008	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811

Net income	—	—	89,484	—	—	89,484
Change in net unrealized gains on securities	—	—	—	(651)	—	(651)

Total comprehensive income						88,833
Cash Dividends ($0.710 per share)	—	—	(28,809)	—	—	(28,809)
Purchase of treasury stock	—	—	—	—	(26,894)	(26,894)
Issuance of equity awards	—	(1,457)	—	—	1,589	132
Recognition of equity based compensation	—	5,313	—	—	—	5,313
Net tax benefit related to equity compensation plans	—	191	—	—	—	191
Sale of treasury stock	—	419	—	—	215	634
Exercise of stock options	—	496	—	—	844	1,340

Balance December 31, 2009	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551

Net income	—	—	91,002	—	—	91,002
Change in net unrealized gains on securities	—	—	—	(14,989)	—	(14,989)

Total comprehensive income						76,013
Cash Dividends ($0.75 per share)	—	—	(30,335)	—	—	(30,335)
Purchase of treasury stock	—	—	—	—	(8,879)	(8,879)
Issuance of equity awards	—	(1,673)	—	—	1,798	125
Recognition of equity based compensation	—	5,953	—	—	—	5,953
Net tax benefit related to equity compensation plans	—	152	—	—	—	152
Sale of treasury stock	—	540	—	—	298	838
Exercise of stock options	—	560	—	—	882	1,442

Balance December 31, 2010	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$91,002	$89,484	$98,075
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31,510	32,100	17,850
Depreciation and amortization	39,376	38,107	37,729
Deferred income tax benefit	(13,226)	(5,966)	(5,023)
Net (increase) decrease in trading securities and other earning assets	(4,266)	266	5,403
Gains on sales of securities available for sale	(8,315)	(9,737)	(3,334)
(Gains) losses on sales of assets	(368)	458	567
Amortization of securities premiums, net of discount accretion	32,088	25,712	3,425
Originations of loans held for sale	(217,965)	(248,670)	(133,229)
Net gains on sales of loans held for sale	(1,379)	(1,587)	(726)
Proceeds from sales of loans held for sale	222,453	254,620	124,309
Issuance of equity awards	125	132	140
Equity based compensation	5,953	5,313	4,212
Changes in:
Accrued income	(11,704)	(436)	(1,598)
Accrued expenses and taxes	246	3,996	(3,669)
Other assets and liabilities, net	14,464	(37,102)	(10,100)

Net cash provided by operating activities	179,994	146,690	134,031

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	9,574	7,922	15,984
Proceeds from sales of securities available for sale	649,083	198,953	110,339
Proceeds from maturities of securities available for sale	1,994,810	3,141,929	3,173,015
Purchases of securities held to maturity	(16,193)	(18,105)	(30,657)
Purchases of securities available for sale	(3,421,255)	(3,421,837)	(4,649,962)
Net (increase) decrease in loans	(215,442)	66,276	(427,693)
Net decrease (increase) in fed funds sold and resell agreements	94,589	(94,673)	476,920
Net decrease ( increase) in interest bearing balances due from other financial institutions	114,570	(174,405)	(70,943)
Purchases of bank premises and equipment	(32,592)	(23,426)	(20,637)
Net cash paid for acquisitions	(159,154)	(48,451)	(47,100)
Proceeds from sales of bank premises and equipment	2,793	2,165	712

Net cash used in investing activities	(979,217)	(363,652)	(1,470,022)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	655,039	415,784	1,151,514
Net (decrease) increase in time deposits	(160,936)	393,291	(62,078)
Net increase (decrease) in fed funds purchased and repurchase agreements	156,735	(199,746)	392,604
Net change in short-term debt	4,548	13,707	(17,946)
Proceeds from long-term debt	—	2,000	4,200
Repayment of long-term debt	(15,416)	(12,467)	(4,307)
Cash dividends paid	(30,328)	(28,792)	(26,814)
Net tax benefit related to equity compensation plans	152	191	367
Proceeds from exercise of stock options and sales of treasury shares	2,280	1,974	2,816
Purchases of treasury stock	(8,879)	(26,894)	(23,406)

Net cash provided by financing activities	603,195	559,048	1,416,950

(Decrease) increase in cash and due from banks	(196,028)	342,086	80,959
Cash and due from banks at beginning of year	1,229,645	887,559	806,600

Cash and due from banks at end of year	$1,033,617	$1,229,645	$887,559

Supplemental disclosures:
Income taxes paid	$48,116	$35,202	$45,516
Total interest paid	40,128	53,521	122,873

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

Cash and Due From Banks

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks are included in cash and due from banks.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $677.5 million and $771.6 million at December 31, 2010 and 2009, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $171.1 million and $285.6 million at December 31, 2010 and 2009, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of December 31, 2010 and 2009 (in thousands):

	Year Ended December 31
	2010	2009
Due from the Federal Reserve	$677,525	$771,552
Cash and due from banks	356,092	458,093

Cash and due from banks at end of year	$1,033,617	$1,229,645

Loans and Loans Held for Sale

Loans are classified by the portfolio segments of commercial, real estate, consumer, and leases. The portfolio segments are further disaggregated into the loan classes of commercial, commercial credit card, real estate—construction, real estate—commercial, real estate—residential, real estate—HELOC, consumer—credit card, consumer—other, and leases.

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

Loans, including those that are considered to be impaired, are evaluated regularly by management. Loans are considered delinquent when payment has not been received within 30 days of its contractual due date. Loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are applied to principal unless the remaining principal balance has been determined to be fully collectible.

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

The Company maintains a reserve, separate from the allowance for loan losses, to address the risk of loss associated with loan contingencies, which is included as accrued expenses and taxes in the Consolidated Balance Sheet. In order to maintain the off-balance sheet reserve at an appropriate level, a provision to increase or reduce the reserve is included in the Company’s Consolidated Statement of Income. The level of the reserve will be adjusted as needed to maintain the reserve at a specified level in relation to contingent loan risk. The risk of loss arising from un-funded loan commitments has been assessed by dividing the contingencies into pools of similar loan commitments and by applying two factors to each pool. The gross amount of contingent exposure is first multiplied by a potential use factor to estimate the degree to which the unused commitments might reasonably be expected to be used in a time of high usage. The resultant figure is then multiplied by a factor to estimate the risk of loss assuming funding of these loans. The potential loss estimates for each segment of the portfolio are added to arrive at a total potential loss estimate that is used to set the reserve.

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

Trading securities, acquired for subsequent sale to customers, are carried at market value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income.

On the Consolidated Statements of Shareholders’ Equity, Accumulated Other Comprehensive Income (Loss) consists only of unrealized gain (loss) on securities.

Goodwill and Other Intangibles

Goodwill on purchased affiliates represents the cost in excess of net tangible assets acquired. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. In these tests, the fair value is compared to the carrying amount of each reporting unit to determine if impairment is indicated. If impairment is indicated, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value. The Company has elected November 30 as its annual measurement date for testing impairment, and as a result of the impairment tests of goodwill performed on that date in 2010, 2009 and 2008, no impairment was indicated. Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate. No impairment existed for 2010, 2009, and 2008.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are measured based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the periods in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The provision for deferred income taxes represents the change in the deferred income tax accounts during the year excluding the tax effect of the change in net unrealized gain/(loss) on securities available for sale.

The Company records deferred tax assets to the extent these assets will more likely than not be realized. All available evidence is considered in making such determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is recorded for the portion of deferred tax assets that do not meet the more-likely-than-not threshold, and any changes to the valuation allowance are recorded in income tax expense.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet. For the year ended December 31, 2010, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 240,673; 301,902; and 399,230 shares issuable upon the exercise of stock options granted by the Company at December 31, 2010, 2009, and 2008, respectively.

Options issued under employee benefit plans to purchase 1,081,564; 896,621; and 122,900 shares of common stock were outstanding at December 31, 2010, 2009, and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses    In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-10), which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financial receivables and its allowance for credit losses. ASU 2010-20 will be effective for the Company for the annual reporting period ending December 31, 2010. The Company adopted this statement on December 31, 2010 with no impact on its financial position or results of operations except for additional financial statement disclosures.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place that are designed to minimize the level of risk within the loan portfolio. Diversification of the loan portfolio manages the risk associated with fluctuations in economic conditions. The Company maintains an independent loan review department that reviews and validates the credit risk program on a continual basis. Management regularly evaluates the results of the loan reviews. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Commercial loans are made based on the identified cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts from its customers. Commercial credit cards are generally unsecured and are underwritten with criteria similar to commercial loans including an analysis of the borrower’s cash flow, available business capital, and overall credit-worthiness of the borrower.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. The Company requires an appraisal of the collateral be made at origination on an as-needed basis, in conformity with current market conditions and regulatory requirements. The underwriting standards address both owner and non-owner occupied real estate.

Construction loans are underwritten using feasibility studies, independent appraisal reviews, sensitivity analysis or absorption and lease rates and financial analysis of the developers and property owners. Construction loans are based upon estimates of costs and value associated with the complete project. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term borrowers, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their repayment being sensitive to interest rate changes, governmental regulation of real property, economic conditions and the availability of long-term financing.

Underwriting standards for residential real estate and home equity loans are based on the borrower’s loan-to-value percentage, collection remedies, and overall credit history.

Consumer loans are underwritten based on the borrower’s repayment ability. The Company monitors delinquencies on all of its consumer loans and leases and periodically reviews the distribution of FICO scores relative to historical periods to monitor credit risk on its credit card loans. The underwriting and review practices combined with the relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Consumer loans and leases that are 90 days past due or more are considered non-performing.

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$9,585	$204	$11,345	$21,134	$1,915,918	$1,937,052
Commercial—credit card	1,391	296	—	1,687	82,857	84,544
Real estate:
Real estate—construction	674	262	600	1,536	126,984	128,520
Real estate—commercial	10,682	340	6,753	17,775	1,277,122	1,294,897
Real estate—residential	4,802	153	1,094	6,049	187,108	193,157
Real estate—HELOC	1,318	62	75	1,455	474,602	476,057
Consumer:
Consumer—credit card	3,892	3,731	4,424	12,047	310,161	322,208
Consumer—other	1,745	432	634	2,811	137,382	140,193
Leases	—	—	—	—	7,055	7,055

Total loans	$34,089	$5,480	$24,925	$64,494	$4,519,189	$4,583,683

This table provides a summary of the major categories of loans as of December 31, 2009 (in thousands):

Year Ended December 31, 2009
Commercial, financial, and agricultural	$1,963,533
Real estate construction	106,914
Consumer	441,406
Real Estate	1,795,342
Leases	7,510

Total loans	4,314,705
Loans held for sale	17,523

Total loans and loans held for sale	$4,332,228

The Company sold $222.5 million, $254.6 million, and $124.3 million of loans during the periods ended December 31, 2010, 2009, and 2008 respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $24.9 million and $21.3 million at December 31, 2010 and 2009, respectively. Restructured loans totaled $0.2 million and $2.0 million at December 31, 2010 and 2009, respectively. Loans 90 days past due and still accruing interest amounted to $5.5 million and $8.3 million at December 31, 2010 and 2009, respectively. There was an insignificant amount of interest recognized on impaired loans during 2010, 2009, and 2008.

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2010 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$555,370	$16,877	$—	$572,247
Real estate construction	9,562	763	—	10,325
All other loans	452,939	117,027	—	569,966

Total variable rate loans	1,017,871	134,667	—	1,152,538
Fixed Rate
Commercial, financial and agricultural	1,025,493	405,235	28,318	1,459,046
Real estate construction	79,306	37,635	1,254	118,195
All other loans	825,610	906,170	136,538	1,868,318

Total fixed rate loans	1,930,409	1,349,040	166,110	3,445,559

Total loans and loans held for sale	$2,948,280	$1,483,707	$166,110	$4,598,097

This table details loan maturities by variable and fixed rates as of December 31, 2009 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial, financial and agricultural	$240,319	$307,391	$22,112	$569,822
Real estate construction	7,661	5,786	1,212	14,659
All other loans	325,941	71,754	189,324	587,019

Total variable rate loans	573,921	384,931	212,648	1,171,500
Fixed Rate
Commercial, financial and agricultural	914,007	425,703	54,001	1,393,711
Real estate construction	51,824	19,282	21,149	92,255
All other loans	610,457	923,605	140,700	1,674,762

Total fixed rate loans	1,576,288	1,368,590	215,850	3,160,727

Total loans and loans held for sale	$2,150,209	$1,753,521	$428,498	$4,332,228

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans, net charge-offs, non-performing loans, and general economic conditions.

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. The loan rankings are summarized into the following categories: Non-watch list, Watch, Special Mention, and Substandard. Any loan not classified in one of the categories described below is considered to be a Non-watch list loan. A description of the general characteristics of the loan ranking categories is as follows:

•

Watch—This rating represents credit exposure that presents higher than average risk and warrants greater than routine attention by Company personnel due to conditions affecting the borrower, the Borrower’s industry or the economic environment. These conditions have resulted in some degree of uncertainty that results in higher than average credit risk.

•

Special Mention—This rating reflects a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date. The rating is not adversely classified and does not expose an institution to sufficient risk to warrant adverse classification.

•

Substandard—This rating represents an asset inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. This category may include loans where the collection of full principal is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity. Non-performing loans include restructured loans, impaired loans, and loans greater than 90 days past due.

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2010 (in thousands):

Corporate Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2010	2010	2010
Non-watch list	$1,718,691	$127,709	$1,196,679
Watch	77,201	—	18,917
Special Mention	48,915	44	34,006
Substandard	92,245	767	45,295

Total	$1,937,052	$128,520	$1,294,897

Corporate Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial- credit card	Real estate- residential	Real estate- HELOC
	2010	2010	2010
Performing	$82,857	$201,522	$474,602
Non-performing	1,687	6,049	1,455

Total	$84,544	$207,571	$476,057

	Consumer- credit card	Consumer- other	Leases
	2010	2010	2010
Performing	$314,053	$139,127	$7,055
Non-performing	8,155	1,066	—

Total	$322,208	$140,193	$7,055

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s judgment of losses within the Company’s loan portfolio as of the balance sheet date. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Accordingly, the methodology is based on historical loss trends. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of specific valuation allowances and general valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends, general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal risk grading process that evaluates the obligor’s ability to repay, the underlying collateral, if any, and the economic environment and industry in which the borrower operates. When a loan is considered impaired, the loan is analyzed to determine the need, if any, to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk ranking of the loan and economic conditions affecting the borrower’s industry.

General valuation allowances are calculated based on the historical loss experience of specific types of loans including an evaluation of the time span and volume of the actual charge-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated based on actual charge-off experience. A valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio, time span to charge-off, and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, commercial credit card, home equity loans, consumer real estate loans and consumer and other loans. The Company also considers a loan migration analysis for criticized loans. This analysis includes an assessment of the probability that a loan will move to a loss position based on its criticized category. In addition, a portion of the allowance is determined by a review of qualitative factors by Management.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS (in thousands)

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$40,430	$13,311	$10,128	$270	$64,139
Charge-offs	(6,644)	(258)	(18,585)	—	(25,487)
Recoveries	637	29	3,124	—	3,790
Provision	4,715	5,475	21,576	(256)	31,510

Ending Balance	$39,138	$18,557	$16,243	$14	$73,952

Ending Balance: individually evaluated for impairment	$798	$1,762	$—	$—	$2,560
Ending Balance: collectively evaluated for impairment	38,340	16,795	16,243	14	71,392
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,021,597	$2,092,630	$462,401	$7,055	$4,583,683
Ending Balance: individually evaluated for impairment	11,913	8,886	15	—	20,814
Ending Balance: collectively evaluated for impairment	2,009,684	2,083,744	462,386	7,055	4,562,869
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

This table provides a rollforward of the allowance for loan losses for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
	2009	2008
Allowance—beginning of year	$52,297	$45,986
Additions (deductions):
Charge-offs	(24,949)	(16,581)
Recoveries	4,691	4,826

Net charge-offs	(20,258)	(11,755)

Provision charged to expense	32,100	17,850
Allowance for banks and loans acquired	—	216

Allowance—end of year	$64,139	$52,297

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$13,497	$10,180	$1,733	$11,913	$798	$15,426
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	—	—	—	—	—	121
Real estate—commercial	7,415	439	6,612	7,051	1,475	4,092
Real estate—residential	2,071	612	1,223	1,835	287	2,535
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	15	15	—	15	—	6
Leases	—	—	—	—	—	—

Total	$22,998	$11,246	$9,568	$20,814	$2,560	$22,180

This table provides an analysis of impaired loans for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31
	2009	2008
Total impaired loans as of December 31	$20,880	$7,582
Amount of impaired loans which have a related allowance	14,290	537
Amount of related allowance	3,813	225
Remaining impaired loans with no allowance	6,590	7,045
Average recorded investment in impaired loans during year	14,974	5,958

4.  SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2010 and 2009 (in thousands):

2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$482,912	$3,801	$—	$486,713
U.S. Agencies	1,994,696	12,567	(6,965)	2,000,298
Mortgage-backed	1,813,023	33,718	(13,266)	1,833,475
State and political subdivisions	1,252,067	18,347	(8,139)	1,262,275
Corporates	30,453	7	(174)	30,286

Total	$5,573,151	$68,440	$(28,544)	$5,613,047

2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$596,067	$3,549	$(539)	$599,077
U.S. Agencies	1,479,784	10,426	(1,450)	1,488,760
Mortgage-backed	1,786,899	33,038	(6,279)	1,813,658
State and political subdivisions	958,231	26,530	(468)	984,293

Total	$4,820,981	$73,543	$(8,736)	$4,885,788

The following table presents contractual maturity information for securities available for sale at December 31, 2010 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$778,675	$782,929
Due after 1 year through 5 years	2,608,704	2,626,908
Due after 5 years through 10 years	341,600	340,195
Due after 10 years	31,149	29,540

Total	3,760,128	3,779,572
Mortgage-backed securities	1,813,023	1,833,475

Total securities available for sale	$5,573,151	$5,613,047

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2010, proceeds from the sales of securities available for sale were $649,083,000 compared to $198,953,000 for 2009. Securities transactions resulted in gross realized gains of $8,544,000 for 2010, $9,752,000 for 2009 and $3,339,000 for 2008. The gross realized losses were $229,000 for 2010, $15,000 for 2009, and $5,000 for 2008.

Trading Securities

The net unrealized losses on trading securities at December 31, 2010 were $10,152, and net unrealized gains on trading securities were $109,962 and $90,283 for 2009 and 2008, respectively. Net unrealized gains/losses were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2010 and 2009 (in thousands):

2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$63,566	$5,186	$—	$68,752

2009
State and political subdivisions	$56,986	$1,380	$—	$58,366

The following table presents contractual maturity information for securities held to maturity at December 31, 2010 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,635	$1,769
Due after 1 year through 5 years	13,809	14,935
Due after 5 years through 10 years	7,554	8,170
Due after 10 years	40,568	43,878

Total securities held to maturity	$63,566	$68,752

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2010, 2009, and 2008.

Securities available for sale and held to maturity with a market value of $4,625,112,000 at December 31, 2010, and $4,227,243,000 at December 31, 2009, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 (in thousands).

2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	515,230	(6,965)	—	—	515,230	(6,965)
Federal agency mortgage backed securities	541,061	(13,266)	—	—	541,061	(13,266)
Municipal securities	374,350	(8,139)	—	—	374,350	(8,139)
Corporates	26,774	(174)	—	—	26,774	(174)

Total temporarily-impaired debt securities available for sale	$1,457,415	$(28,544)	$—	$—	$1,457,415	$(28,544)

2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$169,516	$(539)	$—	$—	$169,516	$(539)
Direct obligations of U.S. government agencies	373,255	(1,450)	—	—	373,255	(1,450)
Federal agency mortgage backed securities	398,111	(6,279)	—	—	398,111	(6,279)
Municipal securities	44,921	(427)	1,711	(41)	46,632	(468)

Total temporarily-impaired debt securities available for sale	$985,803	$(8,695)	$1,711	$(41)	$987,514	$(8,736)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $230,946,000 and $319,940,000 at December 31, 2010 and 2009, respectively. Of those balances, $200,000,000 in 2010 and $198,407,000 in 2009, represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements). The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements.

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

For the years 2010 and 2009, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2010	2009
Balance—beginning of year	$358,476	$377,302
New loans	267,623	321,431
Repayments	(323,205)	(340,257)

Balance—end of year	$302,894	$358,476

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the periods ended December 31, 2010 and December 31, 2009 by operating segment are as follows (in thousands):

	Commercial Financial Services	Institutional Financial Services	Personal Financial Services	Total
Balances as of January 1, 2009	$42,999	$25,988	$35,937	$104,924
Acquisition of J.D. Clark & Co., Inc.	—	19,476	—	19,476
Other goodwill acquired during period	—	5,875	1,355	7,230
Acquisition of Citadel Bank-adjustments	(154)	—	(120)	(274)

Balances as of December 31, 2009	$42,845	$51,339	$37,172	$131,356

Balances as of January 1, 2010	$42,845	$51,339	$37,172	$131,356
Prairie Capital Management, LLC acquired during period	—	—	32,228	32,228
Reams Asset Management, LLC acquired during period	—	47,530	—	47,530

Balances as of December 31, 2010	$42,845	$98,869	$69,400	$211,114

Following are the intangible assets that continue to be subject to amortization as of December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$26,700	$9,797
Other intangible assets	44,681	15,380	29,301
Other intangible assets acquired from the acquisition of Prairie Capital Management, LLC	19,418	1,015	18,403
Other intangible assets acquired from the acquisition of Reams Asset Management, LLC	26,033	330	25,703
Other intangible assets acquired during period	10,525	1,432	9,093

Total other intangible assets	100,657	18,157	82,500

Total intangible assets	$137,154	$44,857	$92,297

	As of December 31, 2009
Core deposit intangible assets	$36,497	$24,444	$12,053
Other intangible assets	9,151	6,812	2,315
Other intangible assets acquired from the acquisition of J.D. Clark & Co., Inc.	24,831	2,278	22,553
Other intangible assets acquired during period	10,699	182	10,541

Total other intangible assets	44,681	9,272	35,409

Total intangible assets	$81,178	$33,716	$47,462

Other intangible assets acquired during the period include customer lists and non-compete agreements.

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $11,142,000, $6,169,000 and $3,104,000, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ended December 31, 2011	$15,277
For the year ended December 31, 2012	13,606
For the year ended December 31, 2013	12,159
For the year ended December 31, 2014	11,086
For the year ended December 31, 2015	8,491

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2010	2009
Land	$45,036	$46,032
Buildings and leasehold improvements	278,038	263,572
Equipment	110,739	105,991
Software	92,347	86,798

	526,160	502,393
Accumulated depreciation	(226,836)	(215,295)
Accumulated amortization	(79,597)	(69,456)

Bank premises and equipment, net	$219,727	$217,642

Consolidated rental and operating lease expenses were $8,668,000 in 2010, $8,284,000 in 2009, and $6,588,000 in 2008. Consolidated bank premises and equipment depreciation and amortization expenses were $28,234,000 in 2010, $31,938,000 in 2009, and $34,625,000 in 2008.

Minimum future rental commitments as of December 31, 2010, for all non-cancelable operating leases are as follows (in thousands):

2011	$7,475
2012	7,360
2013	6,749
2014	6,186
2015	5,773
Thereafter	39,456

Total	$72,999

9.  BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31
	2010	2009
Short-term debt:
U. S. Treasury demand notes and other	$29,670	$29,514
Federal Home Loan Bank Repo Advance 0.39% due 2011	4,350	—
Federal Home Loan Bank 3.27% due 2011	1,200	—

Total short-term debt	35,220	29,514

Long-term debt:
Federal Home Loan Bank 3.27% due 2011	—	1,200
Federal Home Loan Bank 5.14% due 2020	—	86
Federal Home Loan Bank 5.47% due 2020	—	13,797
Federal Home Loan Bank 5.54% due 2021	1,206	1,284
Federal Home Loan Bank 5.89% due 2014	1,245	1,571
Federal Home Loan Bank 7.13% due 2010	—	61
Kansas Equity Fund IV, L.P. 0% due 2014	544	660
Kansas Equity Fund V, L.P. 0% due 2016	345	400
Kansas Equity Fund VI, L.P. 0% due 2016	759	863
Kansas City Equity Fund 2007, L.L.C. 0% due 2014	603	674
Kansas City Equity Fund 2008, L.L.C. 0% due 2014	741	910
Kansas City Equity Fund 2009, L.L.C. 0% due 2015	904	910
St. Louis Equity Fund 2005 L.L.C. 0% due 2010	128	308
St. Louis Equity Fund 2006 L.L.C. 0% due 2010	109	154
St. Louis Equity Fund 2007 L.L.C. 0% due 2010	630	760
St. Louis Equity Fund 2008 L.L.C. 0% due 2010	760	910
St. Louis Equity Fund 2009 L.L.C. 0% due 2010	910	910

Total long-term debt	8,884	25,458

Total borrowed funds	$44,104	$54,972

Aggregate annual repayments of long-term debt at December 31, 2010, are as follows (in thousands):

2011	$1,769
2012	1,672
2013	1,699
2014	1,285
2015	971
Thereafter	1,488

Total	$8,884

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2010, was $2,068,068,000 (with accrued interest payable of $34,687). This amount consists of $200,000,000 representing sales of securities in which securities were received under reverse repurchase agreements (resell agreements) and $2,268,068,000 of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio. The amount outstanding at December 31, 2009, was $1,880,273,000 (with accrued interest payable of $27,653).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2010 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$36,116	$35,976	0.10%
2 to 30 days	2,028,423	2,032,092	0.27

Total	$2,064,539	$2,068,068	0.27%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2010, approximately $15,200,000 of the equity of the affiliate banks and non-bank subsidiaries was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below minimum levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2010, this amount averaged $347,270,000, compared to $279,562,000 in 2009.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2010, the Company is required to have minimum Tier 1 and Total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 11.45% and 12.60%, respectively. The Company’s leverage ratio at December 31, 2010, was 6.64%.

As of December 31, 2010, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31, for the Company and its banks are as follows (in thousands):

	2010
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$738,763	11.30%	$261,485	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	595,432	10.83	219,827	4.00		329,741	6.00
UMB National Bank of America, n.a.	50,724	16.02	12,666	4.00		18,999	6.00
UMB Bank Colorado, n.a.	88,532	11.94	29,669	4.00		44,504	6.00
UMB Bank Arizona, n.a.	11,011	9.91	4,444	4.00		6,666	6.00
Total Capital:
UMB Financial Corporation	813,713	12.45	522,971	8.00		N/A	N/A
UMB Bank, n. a.	659,951	12.01	439,655	8.00		549,569	10.00
UMB National Bank of America, n.a.	52,662	16.63	25,332	8.00		31,665	10.00
UMB Bank Colorado, n.a.	95,573	12.89	59,339	8.00		74,174	10.00
UMB Bank Arizona, n.a.	12,401	11.16	8,888	8.00		11,111	10.00
Tier 1 Leverage:
UMB Financial Corporation	738,763	6.56	450,619	4.00		N/A	N/A
UMB Bank, n. a.	595,432	6.15	387,303	4.00		484,129	5.00
UMB National Bank of America, n.a.	50,724	7.87	25,771	4.00		32,214	5.00
UMB Bank Colorado, n.a.	88,532	7.17	49,357	4.00		61,696	5.00
UMB Bank Arizona, n.a.	11,011	10.16	4,334	4.00		5,418	5.00

	2009
Tier 1 Capital:
UMB Financial Corporation	$801,175	13.11%	$244,388	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	528,556	10.47	201,942	4.00		302,913	6.00
UMB National Bank of America, n.a.	52,696	16.56	12,731	4.00		19,096	6.00
UMB Bank Colorado, n.a.	95,581	12.56	30,441	4.00		45,661	6.00
UMB Bank Arizona, n.a.	10,456	11.89	3,516	4.00		5,274	6.00
Total Capital:
UMB Financial Corporation	866,312	14.18	488,775	8.00		N/A	N/A
UMB Bank, n. a.	583,349	11.55	403,885	8.00		504,856	10.00
UMB National Bank of America, n.a.	54,417	17.10	25,462	8.00		31,827	10.00
UMB Bank Colorado, n.a.	103,173	13.56	60,882	8.00		76,102	10.00
UMB Bank Arizona, n.a.	11,488	13.07	7,033	8.00		8,791	10.00
Tier 1 Leverage:
UMB Financial Corporation	801,175	7.87	406,983	4.00		N/A	N/A
UMB Bank, n. a.	528,556	6.05	349,280	4.00		436,600	5.00
UMB National Bank of America, n.a.	52,696	8.52	24,745	4.00		30,931	5.00
UMB Bank Colorado, n.a.	95,581	10.14	37,692	4.00		47,115	5.00
UMB Bank Arizona, n.a.	10,456	12.52	3,339	4.00		4,174	5.00

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $2,000,000 in March 2011, for 2010. A $2,973,000 contribution was paid in 2010, for 2009. A $3,437,000 contribution was paid in 2009, for 2008.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $3,210,000 in 2010, for 2009 and $3,027,000 in 2009, for 2008. The Company anticipates making a matching contribution of $3,315,000 in March 2010, for 2011.

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

Black-Scholes pricing model:	2010	2009	2008
Weighted average fair value of the granted options	$8.32	$8.74	$8.02
Weighted average risk-free interest rate	2.77%	2.13%	3.04%
Expected option life in years	6.25	6.25	6.64
Expected volatility	23.25%	22.28%	18.23%
Expected dividend yield	1.96%	1.57%	1.57%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognized $2.1 million, $1.8 million, and $1.5 million in expense related to outstanding stock options and $4.0 million, $3.5 million, and $2.8 million in expense related to outstanding restricted stock grants for the years ended December 31, 2010, 2009, and 2008, respectively. The Company has $4.4 million of unrecognized compensation expense related to the outstanding options and $7.6 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2010.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2,000,000 common shares of the Company. All options that are issued under the 2002 Plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005, under the 2002 Plan, could not be exercised until at least four years 11 months after the date they are granted. Options issued in 2006, 2007, and 2008 under the 2002 Plan, have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, compensation expense is recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. The plan terminates April 17, 2012.

The table below discloses the information relating to option activity in 2010, under the 2002 Plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2009	738,183	$32.85
Granted	—	—
Canceled	(28,600)	34.72
Exercised	(28,725)	28.35

Outstanding—December 31, 2010	680,858	32.99	5.2	$5,749,339

Exercisable—December 31, 2010	475,589	30.26

Exercisable and expected to be exercisable—December 31, 2010	663,313	$32.78	5.2	$5,742,810

The weighted average grant-date fair value of options granted during 2008 was $9.27. No options were granted under the 2002 Plan during either 2009 or 2010. The total intrinsic value of options exercised during the year ended December 31, 2010, 2009, and 2008 was $1,158,290, $1,100,728, and $1,491,966, respectively. As of December 31, 2010, there was $1,125,666 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.2 years.

On April 16, 1992, the shareholders of the Company approved the 1992 Incentive Stock Option Plan (the 1992 Plan), which provides incentive options to certain key employees for up to 1,000,000 common shares of the Company. Of the options granted prior to 1998, 40 percent are exercisable two years from the date of the grant and are thereafter exercisable in 20 percent increments annually, or for such periods or vesting increments as the Board of Directors, or a committee thereof, specify (which may not exceed 10 years or in the case of a recipient holding more than 10 percent of the Company’s stock, five years), provided that the optionee has remained in the employment of the Company or its subsidiaries. None of the options granted during or after 1998 were exercisable until four years eleven months after the grant date. The exercise period may be accelerated for an option upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income, because options were granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares at date of grant. No further options may be granted under the 1992 Plan.

The table below discloses the information relating to option activity in 2010, under the 1992 Plan:

Stock Options Under the 1992 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2009	72,780	$18.71
Granted	—	—
Canceled	(1,283)	16.97
Exercised	(28,419)	16.82

Outstanding—December 31, 2010	43,078	20.01	0.9	$923,162

Exercisable—December 31, 2010	43,078	$20.01	0.9	$923,162

There were no options granted under the plan during the years 2010, 2009, and 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $1,101,875, $1,130,323 and $2,594,069, respectively. As of December 31, 2010, there was no unrecognized compensation expense to be recognized for this plan.

On May 4, 2004, the Company entered into an agreement with Peter J. deSilva, President and Chief Operating Officer of the Company to issue 8,000 shares of common stock of the Company. The shares vested 20 percent per year of employment and fully vested on January 20, 2009. These restricted shares were automatically enrolled in the dividend reinvestment plan of the Company. Dividends paid on the restricted shares were used to purchase new shares which contain the same restriction. As of December 31, 2010, there was no unrecognized compensation cost related to the nonvested shares. Total fair value of shares vested during the years ended December 31, 2009, and 2008 was $66,845 and $61,912, respectively.

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

The table below discloses the status of the service based restricted shares during 2010:

Service Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2009	227,573	$39.81
Granted	107,900	38.02
Canceled	(6,264)	43.58
Vested	(70,198)	36.55

Nonvested—December 31, 2010	259,011	$39.86

As of December 31, 2010, there was $6,219,035 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.0 years. Total fair value of shares vested during the year ended December 31, 2010, 2009, and 2008 was $2,730,259, $1,176,929, and $1,285,183 respectively.

The table below discloses the status of the performance based restricted shares during 2010:

Performance Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2009	103,089	$39.27
Granted	38,608	37.84
Canceled	(3,520)	38.23
Vested	(29,519)	38.85

Nonvested—December 31, 2010	108,658	$38.91

As of December 31, 2010, there was $1,368,196 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.7 years. Total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $1,212,936, $1,156,007 and $1,144,219, respectively.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to option activity in 2010 under the LTIP:

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2009	714,830	$37.21
Granted	230,952	37.84
Canceled	(27,640)	38.79
Exercised	(4,370)	34.47

Outstanding—December 31, 2010	913,772	37.33	7.1	$3,854,377

Exercisable—December 31, 2010	224,433	32.56

Exercisable and expected to be exercisable—December 31, 2010	874,528	$36.73	7.0	$4,119,480

The weighted average grant-date fair value of options granted during the years 2010, 2009, and 2008 was $8.32, $8.74, and $7.20. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $178,316, $228,078 and $734,335, respectively. As of December 31, 2010, there was $3,260,455 of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.2 years.

Cash received from options exercised under all share based compensation plans was $1,441,875, $1,339,823, and $2,253,976 for the years ended December 31, 2010, 2009, and 2008, respectively. The tax benefit realized for stock options exercised was $151,955 in 2010, $190,728 in 2009 and $367,000 in 2008.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases to satisfy stock option exercise activity. See a description of the Company’s share repurchase plan in Note 14 to the Consolidated Financial Statements provided in Item 8, page 84 of this report.

12.  OTHER COMPREHENSIVE INCOME (LOSS)

The table below discloses the Company’s component of other comprehensive income (loss) during the periods presented, which are comprised of unrealized gains (losses) on available for sale securities (in thousands):

	2010	2009	2008
Change in unrealized holding gains, net	$(15,601)	$8,725	$48,901
Reclassification adjustments for gains included in net income	(8,315)	(9,737)	(3,334)

Net unrealized holding (losses) gains	(23,916)	(1,012)	45,567
Income tax benefit (expense)	8,927	361	(16,708)

Other comprehensive (loss) income	$(14,989)	$(651)	$28,859

13.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following three reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The Business Segments were redefined during the first quarter of 2010 to better organize the Company’s business around customer needs. In 2009, the Business Segments were Commercial Banking and Lending, Payment and Technology Solutions, Banking Services, Consumer Services, Asset Management, and Fund Services. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2010.

The following summaries provide information about the activities of each segment:

Commercial Financial Services resulted from combining Commercial Banking and Lending with Treasury Management (previously a component of Payment and Technology Solutions). Commercial Financial Services serves the commercial lending and leasing, capital markets, and treasury management needs of the Company’s mid-market businesses and governmental entities by offering various products and services. Such services include commercial loans, letters of credit, loan syndication services, consultative services, and a variety of financial options for companies that need non-traditional banking services. Capital markets services include asset-based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting. Treasury management services include depository services, account reconciliation services, electronic fund transfer services, controlled disbursements, lockbox services, and remote deposit capture services.

Institutional Financial Services is a combination of Banking Services, Fund Services, and Asset Management services provided to institutional clients. This segment also includes consumer credit card services, formerly included in Consumer Services, and commercial credit card services, formerly included in Payment and Technology Solutions. Healthcare services, mutual fund cash management and international payments, previously included in Payment and Technology Solutions, are also included in this segment. Institutional Financial Services includes businesses such as the Company’s institutional investment services functions, Scout Investment Advisors, UMB Fund Services, corporate trust and escrow services as well as correspondent banking, investment banking, and UMB Healthcare Services. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Fed funds transactions. UMB Fund Services provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody, alternative investment and managed account services.

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

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Financial Services			Institutional Financial Services
(dollars in thousands)	2010	2009	2008	2010	2009	2008
Net interest income	$154,784	$154,610	$130,613	$51,932	$56,343	$44,060
Provision for loan losses	10,288	16,599	6,171	17,010	14,012	10,703
Noninterest income	34,231	32,696	34,084	223,604	177,418	173,179
Noninterest expense	117,307	109,945	107,852	207,449	166,169	150,398

Net income before tax	$61,420	$60,762	$50,674	$51,077	$53,580	$56,138

Average assets	$3,597,000	$3,507,000	$3,256,000	$719,000	$532,000	$471,000
Depreciation and amortization	8,857	9,495	10,620	15,631	12,421	10,645
Expenditures for additions to premises and equipment	6,406	6,833	7,783	13,601	9,052	6,973

	Personal Financial Services			Treasury and Other Adjustments
(dollars in thousands)	2010	2009	2008	2010	2009	2008
Net interest income	$103,594	$92,020	$94,340	$303	$12	$6,038
Provision for loan losses	1,835	1,489	976	2,377	—	—
Noninterest income	96,765	92,997	99,274	5,770	7,065	6,246
Noninterest expense	184,870	182,539	174,235	2,996	1,932	(2,332)

Net income before tax	$13,654	$989	$18,403	$700	$5,145	$14,616

Average assets	$778,000	$836,000	$956,000	$6,014,000	$5,236,000	$4,215,000
Depreciation and amortization	12,870	14,349	14,987	2,018	1,842	1,477
Expenditures for additions to premises and equipment	10,158	6,636	10,955	2,427	905	1,468

	Total Consolidated Company
(dollars in thousands)	2010	2009	2008
Net interest income	$310,613	$302,985	$275,051
Provision for loan losses	31,510	32,100	17,850
Noninterest income	360,370	310,176	312,783
Noninterest expense	512,622	460,585	430,153

Net income before tax	$126,851	$120,476	$139,831

Average assets	$11,108,000	$10,111,000	$8,898,000
Depreciation and amortization	39,376	38,107	37,729
Expenditures for additions to premises and equipment	32,592	23,426	27,179

14.  COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2010:

	Shares Issued	Shares in Treasury
Balance December 31, 2007	55,056,730	(13,729,106)
Purchase of Treasury Stock	—	(580,096)
Sale of Treasury Stock	—	12,112
Issued for stock options & restricted stock	—	188,155

Balance December 31, 2008	55,056,730	(14,108,935)
Purchase of Treasury Stock	—	(703,723)
Sale of Treasury Stock	—	15,376
Issued for stock options & restricted stock	—	180,159

Balance December 31, 2009	55,056,730	(14,617,123)
Purchase of Treasury Stock	—	(242,383)
Sale of Treasury Stock	—	21,735
Issued for stock options & restricted stock	—	211,122

Balance December 31, 2010	55,056,730	(14,626,649)

The Company’s Board of Directors approved a plan to repurchase up to two million shares of common stock annually at its 2007, 2008, 2009 and 2010 Annual Meetings of Shareholders. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through these plans.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2010	2009	2008
Weighted average basic common shares outstanding	40,071,751	40,324,437	40,739,240
Dilutive effect of stock options and restricted stock	239,924	301,902	399,230

Weighted average diluted common shares outstanding	40,311,675	40,626,339	41,138,470

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2010 and 2009, was $308.2 million and $308.9 million, respectively. As of December 31, 2010 and 2009, standby letters of credit totaling $76.9 million and $57.8 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions average notional amount was $17.7 million and $14.0 million during the years ended December 31, 2010 and 2009, respectively. Net futures activity resulted in losses of $0.8 million, $0.1 million, and $2.1 million for 2010, 2009, and 2008, respectively. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2010, contracts to purchase and to sell foreign currency averaged approximately $49.0 million compared to $23.0 million during 2009. The net gains on these foreign exchange contracts for 2010, 2009 and 2008 were $1.9 million, $1.9 million and $2.3 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, and Illinois. At December 31, 2010, the Company did not have any significant credit concentrations in any particular industry.

During 2010, two suits were filed against UMB Bank, N.A. (the “Bank”) in Missouri state court. The first suit was made by a customer alleging that the Bank’s checking account posting practices resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. The suit seeks class-action status for Bank customers who may have been similarly affected. The Bank removed this action to the U.S. District Court for the Western District of Missouri. This action was then transferred to the multidistrict litigation in the U.S. District Court for the Southern District of Florida, where similar claims against other financial institutions are pending. A second suit was filed in Missouri state court by another Bank customer alleging the substantially identical facts and also seeking class action status. At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
(in thousands)	2010	2009
Commitments to extend credit for loans (excluding credit card loans)	$1,729,011	$1,868,869
Commitments to extend credit under credit card loans	1,970,508	1,320,416
Commercial letters of credit	3,537	3,538
Standby letters of credit	308,154	308,866
Futures contracts	22,400	13,300
Forward foreign exchange contracts	3,685	69,342
Spot foreign exchange contracts	2,608	5,513

16.  ACQUISITIONS

The following acquisitions were completed during the third and fourth quarters of 2010 and the second quarter of 2009, and the pro-forma impact of these transactions was not material.

On July 30, 2010, UMB Advisors, LLC (“UMB Advisors”) and UMB Merchant Banc, LLC (“UMBMB”, together with UMB Advisors, the “Buyers”), a subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Prairie Capital Management LLC (“Prairie Capital”) and PCM LLC (“PCM”) for cash of $25.9 million and future consideration. Prairie Capital is in the business of providing investment management services, and PCM is the general partner of various investment funds and associated with Prairie Capital’s business. UMB Advisors purchased substantially all of the assets of Prairie Capital’s business, and UMBMB purchased substantially all of the assets of PCM’s business. This acquisition increased the Company’s assets under management base by $2.2 billion and increased the Company’s servicing assets by $2.6 billion. Goodwill amounted to $32.2 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets amounted to $19.4 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next five years. This earn-out liability was estimated to be $26.0 million at the purchase date. No changes have occurred to this estimate as December 31, 2010. After the completion of the transaction, UMB Advisors name was changed to Prairie Capital Management, LLC.

On September 1, 2010, Scout Investment Advisors, Inc. (Scout), a wholly-owned subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Reams Asset Management Company, LLC (“Reams”) for cash of $44.7 million and future consideration. Reams is a provider of investment management services to institutional clients and a manager of over $9.8 billion in fixed income assets. Reams is now operated as a division of Scout Investments, Inc. Goodwill amounted to $47.5 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets totaled $26.0 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next five years. This earn-out liability was estimated to be $32.5 million at the purchase date.

On May 7, 2009, UMB Fund Services, Inc., a subsidiary of UMB Financial Corporation, completed the purchase of 100 percent of the outstanding equity interests of J.D. Clark & Co., Inc. (J.D. Clark), a privately held, third-party fund service provider to alternative investment firms in a cash transaction of $23.1 million and future consideration. Management believes this acquisition will grow the Company’s fund servicing fee base and enhance the Company’s technology and servicing capabilities to alternative investment firms. J.D. Clark, with $18 billion in assets under administration will operate as a wholly-owned subsidiary of UMB Fund Services, Inc. J.D. Clark will retain its name and continue its operations from Ogden, Utah. Goodwill amounted to $19.5 million with the remaining purchase price allocated to $2.0 million in furniture, fixtures, and software and $1.2 million in accounts receivable. Identifiable intangible assets amounted to $24.8 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments of approximately $23.7 million based on revenue targets over the next four years.

17.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 28.3 percent in 2010, 25.7 percent in 2009, and 29.9 percent in 2008. These percentages are computed by dividing total income tax by the sum of such tax and net income.

Income taxes include the following components (in thousands):

	Year Ended December 31
	2010	2009	2008
Current
Federal provision	$46,127	$34,763	$44,422
State provision	2,948	2,195	2,357

Total current tax provision	49,075	36,958	46,779
Deferred
Federal (benefit) provision	(13,836)	(4,932)	(4,815)
State (benefit) provision	610	(1,034)	(208)

Total deferred tax (benefit) provision	(13,226)	(5,966)	(5,023)

Total tax provision	$35,849	$30,992	$41,756

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2010	2009	2008
Provision at statutory rate	$44,398	$42,167	$48,941
Tax-exempt interest income	(10,365)	(10,257)	(8,756)
State and local income taxes, net of federal tax benefits	431	759	1,451
Federal tax credits	(564)	(1,100)	(234)
Other	1,949	(577)	354

Total tax provision	$35,849	$30,992	$41,756

In preparing its tax returns, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws. The Company is currently not under federal audit by the Internal Revenue Service. Two state tax authorities are in the process of auditing state income tax returns of various subsidiaries. One of these state audits is at the appeals level. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.

Deferred income tax expense (benefit) results from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$28,034	$26,137
Stock-based Compensation	3,598	3,279
Accrued expenses	9,348	3,293
Miscellaneous	7,032	5,218

Total deferred tax assets before valuation allowance	48,012	37,927
Valuation allowance	(2,378)	(768)

Total deferred tax assets	45,634	37,159

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(14,431)	(23,359)
Land, building, and equipment	(22,541)	(24,174)
Intangibles	(4,451)	(6,893)
Miscellaneous	(5,909)	(6,585)

Total deferred tax liabilities	(47,332)	(61,011)

Net deferred tax liability	$(1,698)	$(23,852)

The Company has various state net operating loss carryforwards of approximately $25.5 million, $22.0 million, and $15.5 million for 2010, 2009 and 2008 respectively. These net operating losses expire at various times through 2030. As of December 31, 2010 the Company has a full valuation allowance of $0.9 million for these state net operating losses as they are not expected to be fully realized. In addition to the state net operating loss valuation allowance, the Company has recorded a valuation allowance of $1.5 million to reduce certain state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize. The increase in the valuation allowance during 2010 is attributable to an overall increase in deferred tax assets over deferred tax liabilities, exclusive of the liabilities for indefinite-lived assets in certain states where the Company has experienced net operating losses in recent years.

The net deferred tax liability at December 31, 2010 and 2009 is included in accrued expenses and taxes.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $3.9 million and $2.9 million at December 31, 2010 and 2009, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $2.5 million and $2.0 million for 2010 and 2009, respectively. The unrecognized tax benefit relates to state tax positions that, if recognized, would result in the recognition of a deferred tax asset for the corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2007 in the jurisdictions in which it files.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009
Unrecognized tax benefits—opening balance	$2,948	$2,381
Gross increases—tax positions in prior period	225	—
Gross decreases—tax positions in prior period	(179)	—
Gross increases—current-period tax positions	1,279	942
Settlements	—	—
Lapse of statute of limitations	(375)	(375)

Unrecognized tax benefits—ending balance	$3,898	$2,948

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

Description	December 31, 2010	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	16,632	16,632	—	—
Mortgage-backed	7,521	—	7,521	—
State and political subdivisions	5,336	—	5,336	—
Trading—other	12,591	12,591	—	—

Trading securities	42,480	29,623	12,857	—

U.S. Treasury	486,713	486,713	—	—
U.S. Agencies	2,000,298	2,000,298	—	—
Mortgage-backed	1,833,475	—	1,833,475	—
State and political subdivisions	1,262,275	—	1,262,275	—
Corporates	30,286	30,286	—	—

Available for sale securities	5,613,047	2,517,297	3,095,750	—

Total	$5,655,527	$2,546,920	$3,108,607	$—

Description	December 31, 2009	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$899	$899	$—	$—
U.S. Agencies	14,098	14,098	—	—
Mortgage-backed	209	—	209	—
State and political subdivisions	9,012	—	9,012	—
Trading—other	13,996	13,974	22	—

Trading securities	38,214	28,971	9,243	—

U.S. Treasury	599,077	599,077	—	—
U.S. Agencies	1,488,760	1,488,760	—	—
Mortgage-backed	1,813,658	—	1,813,658	—
State and political subdivisions	984,293	—	984,293	—
Corporates	—	—	—	—

Available for sale securities	4,885,788	2,087,837	2,797,951	—

Total	$4,924,002	$2,116,808	$2,807,194	$—

Valuation methods for instruments measured at fair value on a recurring basis

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a recurring basis:

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

Deposit Liabilities    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2010 and 2009. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

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

Assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009 (in thousands):

Description	December 31, 2010	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,008	$—	$—	$7,008
Other real estate owned	4,387	—	—	4,387

Total	$11,395	$—	$—	$11,395

Description	December 31, 2009	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,477	$—	$—	$10,477
Other real estate owned	5,203	—	—	5,203

Total	$15,680	$—	$—	$15,680

Valuation methods for instruments measured at fair value on a nonrecurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Impaired loans    While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Company relies on external appraisals and assessment of property values by its internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Because many of these inputs are not observable, the measurements are classified as Level 3.

Other real estate owned    Other real estate owned consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned is recorded as held for sale initially at the lower of the loan balance or fair value of the collateral. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements may be classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements may be classified as Level 3.

The estimated fair value of the Company’s financial instruments at December 31, 2010 and 2009 are as follows (in millions):

	December 31
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,439.9	1,439.9	$1,845.1	1,845.1
Securities available for sale	5,613.0	5,613.0	4,885.8	4,885.8
Securities held to maturity	63.6	68.8	57.0	57.0
Federal Reserve Bank and other stock	23.0	23.0	22.7	22.7
Trading securities	42.5	42.5	38.2	38.2
Loans (exclusive of allowance for loan loss)	4,524.1	4,666.8	4,268.1	4,395.1
FINANCIAL LIABILITIES
Demand and savings deposits	7,334.7	7,334.7	6,679.5	6,679.5
Time deposits	1,694.1	1,705.9	1,855.0	1,874.7
Federal funds and repurchase agreements	2,084.3	2,084.2	1,927.6	1,927.6
Short-term debt	35.2	35.2	29.5	29.6
Long-term debt	8.9	9.5	25.5	27.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		5.6		4.7
Commercial letters of credit		0.3		0.2
Standby letters of credit	308.2	2.0	308.9	1.6

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

19.  PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31
	2010	2009
ASSETS:
Investment in subsidiaries:
Banks	$886,154	$842,122
Non-banks	130,485	109,330

Total investment in subsidiaries	1,016,639	951,452
Goodwill on purchased affiliates	5,011	5,011
Cash	17,804	32,748
Securities available for sale and other	26,947	32,002

Total assets	$1,066,401	$1,021,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$—	$125
Accrued expenses and other	5,541	5,537

Total liabilities	5,541	5,662
Shareholders’ equity	1,060,860	1,015,551

Total liabilities and shareholders’ equity	$1,066,401	$1,021,213

STATEMENTS OF INCOME (in thousands)

	Year Ended December 31
	2010	2009	2008
INCOME:
Dividends and income received from affiliate banks	$56,750	$77,600	$88,500
Service fees from subsidiaries	20,402	14,772	12,563
Other	1,873	3,214	(3,034)

Total income	79,025	95,586	98,029

EXPENSE:
Salaries and employee benefits	24,470	22,033	19,420
Other	14,649	11,041	11,229

Total expense	39,119	33,074	30,649

Income before income taxes and equity in undistributed earnings of subsidiaries	39,906	62,512	67,380
Income tax benefit	(6,621)	(5,863)	(8,044)

Income before equity in undistributed earnings of subsidiaries	46,527	68,375	75,424
Equity in undistributed earnings of subsidiaries:
Banks	58,926	19,693	22,502
Non-Banks	(14,451)	1,416	149

Net income	$91,002	$89,484	$98,075

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash used in operating activities:
Net income	$91,002	$89,484	$98,075
Equity in earnings of subsidiaries	(101,225)	(98,708)	(111,151)
Net decrease (increase) in trading securities	1,325	(2,412)	3,446
Other	3,683	(3,389)	951

Net cash used in operating activities	(5,215)	(15,025)	(8,679)

INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	—	349
Proceeds from maturities of securities available for sale	—	—	—
Purchases of securities available for sale	—	—	(349)
Net capital investment in subsidiaries	(35,701)	(27,154)	(23,359)
Dividends received from subsidiaries	56,750	77,600	88,500
Net capital expenditures for premises and equipment	51	90	(664)

Net cash provided by investing activities	21,100	50,536	64,477

FINANCING ACTIVITIES:
Cash dividends paid	(30,460)	(28,792)	(26,814)
Net purchase of treasury stock	(369)	(19,284)	(20,223)

Net cash used in financing activities	(30,829)	(48,076)	(47,037)

Net (decrease) increase in cash	(14,944)	(12,565)	8,761

Cash at beginning of period	32,748	45,313	36,552

Cash at end of period	$17,804	$32,748	$45,313

20.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2010	March 31	June 30	Sept 30	Dec 31
Interest income	$86,101	$86,733	$86,891	$86,782
Interest expense	(10,327)	(9,065)	(8,508)	(7,994)

Net interest income	75,774	77,668	78,383	78,788
Provision for loan losses	(8,310)	(8,100)	(7,700)	(7,400)
Noninterest income	86,430	89,100	90,084	94,756
Noninterest expense	(117,378)	(126,122)	(130,635)	(138,487)
Income tax expense	(10,331)	(9,533)	(7,359)	(8,626)

Net income	$26,185	$23,013	$22,773	$19,031

2009	March 31	June 30	Sept 30	Dec 31
Interest income	$90,082	$87,707	$88,926	$89,504
Interest expense	(14,873)	(13,533)	(13,030)	(11,795)

Net interest income	75,209	74,174	75,896	77,709
Provision for loan losses	(6,000)	(6,300)	(8,300)	(11,500)
Noninterest income	68,909	77,323	80,518	83,425
Noninterest expense	(106,644)	(118,880)	(115,257)	(119,807)
Income tax expense	(8,873)	(7,290)	(8,859)	(5,969)

Net income	$22,601	$19,027	$23,998	$23,858

Per Share	Three Months Ended
2010	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.65	$0.57	$0.57	$0.48
Net income—diluted	0.65	0.57	0.57	0.47
Dividend	0.185	0.185	0.185	0.195
Book value	25.43	26.42	26.98	26.24

Per Share

2009	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.56	$0.47	$0.60	$0.59
Net income—diluted	0.55	0.47	0.59	0.59
Dividend	0.18	0.18	0.18	0.19
Book value	24.19	24.42	25.08	25.11

21.  VISA

During the fourth quarter of 2007, the Company, as a member of Visa U.S.A. Inc. (Visa USA), received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association, in preparation for an initial public offering. Based on this participation, the Company and other Visa USA member banks became aware of an obligation to provide indemnification to Visa in connection with its potential losses resulting from “covered litigation” as described in Visa’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on December 21, 2007. The Company recorded a “covered litigation provision” by accruing $4.6 million as an estimate of its contingent indemnification liability to Visa, based upon its proportionate membership interest in Visa. During the first quarter of 2008, Visa conducted an initial public offering (IPO). As a direct result of this IPO, a pre-tax gain of $8.9 million from the mandatory redemption of a portion of the Company’s class B shares in Visa was recognized. The Company also reduced its liability accrual in the first quarter of 2008 by $4.0 million related to the Company’s estimated share of Visa’s covered litigation. This reduction was a result of funding the covered litigation escrow account as part of its IPO process. Subsequent to these transactions, Visa placed additional deposits into the covered litigation escrow account thus reducing the Company’s conversion ratio of the remaining Class B shares owned by the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures    At the end of the period covered by this report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) and have concluded that the Company’s Disclosure Controls and Procedures were effective as of the end of the period covered by this report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the internal control over financial reporting of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 23, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 23, 2011

ITEM 9B. OTHER	INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 10 and 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011 (the 2011 Annual Meeting of Shareholders).

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the Executive Compensation section of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This information required by this item is incorporated herein by reference to the Company’s 2011 Proxy Statement under the caption “Stock Ownership—Principal Shareholders.”

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the Three Years Ended December 31, 2010

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2010

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2010

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K:

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.3	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of January 22, 2008 incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.4	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.5	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005

10.6	Restricted Stock Award Agreement and description of employment arrangement between the Company and Peter J. deSilva, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission of May 7, 2004.

10.7	Employment offer letter between the Company and Michael D. Hagedorn dated February 9, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005, and filed with the Commission on February 14, 2005.

10.8	Employment offer letter between the company and Bradley J. Smith dated January 6, 2005 incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.9	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004 incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.10	Employment offer letter between the Company and Clyde Wendel dated June 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Commission on August 8, 2006.

10.11	Employment offer letter between the Company and Brian J. Walker dated May 17, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed with the Commission on August 8, 2007.

10.12	Employment offer letter between the company and Daryl S. Hunt dated October 22, 2007 incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for December 31, 2007 and filed with the Commission on February 28, 2008.

10.13	Stock purchase agreement between the Company and Jeffrey D. Clark, Bonnie J. Clark, Michelle Jenson, Chad J. Allen, Jerry A. Wright, and Jill L. Calton dated May 7, 2009 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2009 and filed with the Commission on August 5, 2009.

10.14	Stock purchase agreement between the Company and Prairie Capital Management, LLC dated June 27, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2010 and filed with the Commission on August 4, 2010.

10.15	Asset purchase agreement between the Company and Reams Asset Management Company, LLC, MME Investments, LLC, Mark M. Egan, David B. McKinney, Hilltop Capital, LLC, Thomas M. Fink, Stephen T. Vincent, Todd C. Thompson, Deanne B. Olson, Daniel P. Spurgeon dated September 1, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010 and filed with the Commission on November 4, 2010.

10.16	Employment offer letter between the Company and Andrew Iseman dated August 12, 2010 incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010 and filed with the Commission on November 4, 2010.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

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

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

THEODORE M. ARMSTRONG Theodore M. Armstrong	Director	DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director

PETER J. DESILVA Peter J. deSilva	Director, President, and Chief Operating Officer	TERRENCE P. DUNN Terrence P. Dunn	Director

KEVIN C. GALLAGHER Kevin C. Gallagher	Director	GREGORY M. GRAVES Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director	JOHN H. MIZE, JR. John H. Mize, Jr.	Director

KRIS A. ROBBINS Kris A. Robbins	Director	THOMAS D. SANDERS Thomas D. Sanders	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director	PAUL UHLMANN III Paul Uhlmann III	Director

NANCY K. BUESE Nancy K. Buese	Director	THOMAS J. WOOD III Thomas J. Wood III	Director

		/s/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board

Date: February 24, 2011