Form 10-Q
period 2011-03-31
UMB FINANCIAL CORP
filed 2011-05-05
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2011, UMB Financial Corporation had 40,516,582 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Loans:	$4,667,862	$4,583,683
Allowance for loan losses	(72,718)	(73,952)

Net loans	4,595,144	4,509,731

Loans held for sale	6,446	14,414
Investment Securities:
Available for sale	5,604,318	5,613,047
Held to maturity (market value of $72,644 and $68,752, respectively)	68,161	63,566
Trading securities	54,060	42,480
Federal Reserve Bank stock and other	22,772	23,011

Total investment securities	5,749,311	5,742,104

Federal funds sold and securities purchased under agreements to resell	3,793	235,176
Interest-bearing due from banks	2,012,990	848,598
Cash and due from banks	309,741	356,092
Bank premises and equipment, net	219,438	219,727
Accrued income	73,750	76,653
Goodwill	211,114	211,114
Other intangibles	88,291	92,297
Other assets	82,302	99,026

Total assets	$13,352,320	$12,404,932

LIABILITIES
Deposits:
Noninterest-bearing demand	$3,627,918	$2,888,881
Interest-bearing demand and savings	5,294,235	4,445,798
Time deposits under $100,000	673,775	693,600
Time deposits of $100,000 or more	776,828	1,000,462

Total deposits	10,372,756	9,028,741
Federal funds purchased and repurchase agreements	1,687,352	2,084,342
Short-term debt	23,862	35,220
Long-term debt	7,718	8,884
Accrued expenses and taxes	145,112	145,458
Other liabilities	36,531	41,427

Total liabilities	12,273,331	11,344,072

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 40,526,355 and 40,430,081 shares outstanding, respectively	55,057	55,057
Capital surplus	718,158	718,306
Retained earnings	646,383	623,415
Accumulated other comprehensive income	19,811	25,465
Treasury stock, 14,530,375 and 14,626,649 shares, at cost, respectively	(360,420)	(361,383)

Total shareholders’ equity	1,078,989	1,060,860

Total liabilities and shareholders’ equity	$13,352,320	$12,404,932

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Loans	$53,989	$53,483
Securities:
Taxable interest	22,308	23,779
Tax-exempt interest	8,238	7,317

Total securities income	30,546	31,096
Federal funds and resell agreements	15	61
Interest-bearing due from banks	1,162	1,319
Trading securities	261	142

Total interest income	85,973	86,101

INTEREST EXPENSE
Deposits	6,666	9,624
Federal funds purchased and repurchase agreements	668	444
Other	191	259

Total interest expense	7,525	10,327

Net interest income	78,448	75,774
Provision for loan losses	7,100	8,310

Net interest income after provision for loan losses	71,348	67,464

NONINTEREST INCOME
Trust and securities processing	51,727	35,572
Trading and investment banking	9,019	7,027
Service charges on deposit accounts	18,608	20,519
Insurance fees and commissions	1,204	1,699
Brokerage fees	2,341	1,336
Bankcard fees	14,442	12,020
Gain on sales of securities available for sale, net	7,456	5,382
Other	2,953	2,875

Total noninterest income	107,750	86,430

NONINTEREST EXPENSE
Salaries and employee benefits	72,900	62,253
Occupancy, net	9,605	8,921
Equipment	10,936	10,870
Supplies and services	5,580	4,707
Marketing and business development	4,122	3,705
Processing fees	12,173	11,029
Legal and consulting	2,617	1,622
Bankcard	3,852	3,190
Amortization of other intangible assets	4,006	2,091
Regulatory Fees	3,716	3,238
Other	6,009	5,752

Total noninterest expense	135,516	117,378

Income before income taxes	43,582	36,516
Income tax expense	12,712	10,331

NET INCOME	$30,870	$26,185

PER SHARE DATA
Net income – basic	$0.77	$0.65
Net income – diluted	0.76	0.65
Dividends	0.195	0.185

Weighted average shares outstanding	40,070,399	40,089,527

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2010	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551
Net income	—	—	26,185	—	—	26,185
Change in unrealized gains on securities	—	—	—	(3,823)	—	(3,823)

Total comprehensive income						22,362
Cash dividends ($0.185 per share)	—	—	(7,490)	—	—	(7,490)
Purchase of treasury stock	—	—	—	—	(2,961)	(2,961)
Issuance of equity awards	—	(1,374)	—	—	1,498	124
Recognition of equity based compensation	—	1,410	—	—	—	1,410
Net tax benefit related to equity compensation plans	—	48	—	—	—	48
Sale of treasury stock	—	113	—	—	63	176
Exercise of stock options	—	91	—	—	140	231

Balance – March 31, 2010	$55,057	$713,062	$581,443	$36,631	$(356,742)	$1,029,451

Balance – January 1, 2011	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860
Net income	—	—	30,870	—	—	30,870
Change in unrealized gains on securities	—	—	—	(5,654)	—	(5,654)

Total comprehensive income						25,216
Cash dividends ($0.195 per share)	—	—	(7,902)	—	—	(7,902)
Purchase of treasury stock	—	—	—	—	(1,373)	(1,373)
Issuance of equity awards	—	(1,918)	—	—	2,157	239
Recognition of equity based compensation	—	1,553	—	—	—	1,553
Net tax benefit related to equity compensation plans	—	127	—	—	—	127
Sale of treasury stock	—	21	—	—	18	39
Exercise of stock options	—	69	—	—	161	230

Balance – March 31, 2011	$55,057	$718,158	$646,383	$19,811	$(360,420)	$1,078,989

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net Income	$30,870	$26,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,100	8,310
Depreciation and amortization	11,205	9,170
Deferred income tax benefit	(354)	(3,087)
Net (increase) decrease in trading securities and other earning assets	(11,580)	3,356
Gains on sales of securities available for sale	(7,456)	(5,382)
(Gains) losses on sales of assets	(1)	92
Amortization of securities premiums, net of discount accretion	10,130	7,299
Originations of loans held for sale	(55,800)	(26,577)
Net gains on sales of loans held for sale	(480)	(170)
Proceeds from sales of loans held for sale	64,248	26,564
Issuance of equity awards	239	124
Equity based compensation	1,553	1,410
Changes in:
Accrued income	2,903	3,434
Accrued expenses and taxes	2,687	640
Other assets and liabilities, net	16,385	(5,423)

Net cash provided by operating activities	71,649	45,945

Investing Activities
Proceeds from maturities of securities held to maturity	1,556	2,626
Proceeds from sales of securities available for sale	626,732	360,020
Proceeds from maturities of securities available for sale	554,711	624,202
Purchases of securities held to maturity	(6,104)	(1,678)
Purchases of securities available for sale	(1,187,087)	(865,300)
Net (increase) decrease in loans	(93,503)	19,334
Net decrease in fed funds sold and resell agreements	231,383	308,588
Net decrease (increase) in interest bearing balances due from other financial institutions	28,298	(18,458)
Purchases of bank premises and equipment	(7,187)	(3,096)
Net cash paid for acquisitions	—	(12,386)
Proceeds from sales of bank premises and equipment	118	169

Net cash provided by investing activities	148,917	414,021

Financing Activities
Net increase (decrease) in demand and savings deposits	1,587,474	(58,621)
Net decrease in time deposits	(243,459)	(255,508)
Net decrease in fed funds purchased and repurchase agreements	(396,990)	(616,311)
Net decrease in short-term debt	(10,158)	(7,640)
Repayment of long-term debt	(2,366)	(1,246)
Cash dividends paid	(7,751)	(7,477)
Net tax benefit related to equity compensation plans	127	48
Proceeds from exercise of stock options and sales of treasury shares	269	407
Purchases of treasury stock	(1,373)	(2,961)

Net cash provided by (used in) financing activities	925,773	(949,309)

Increase (decrease) in cash and due from banks	1,146,339	(489,343)
Cash and cash equivalents at beginning of period	1,033,617	1,229,645

Cash and cash equivalents at end of period	$2,179,956	$740,302

Supplemental Disclosures:
Income taxes paid	$266	$783
Total interest paid	8,185	13,255

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all significant intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank, which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $1,870.2 million and $420.3 million at March 31, 2011 and March 31, 2010, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $142.8 million and $304.1 million at March 31, 2011 and March 31, 2010, respectively.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of March 31, 2011 and March 31, 2010 (in thousands):

	March 31,
	2011	2010
Due from the Federal Reserve	$1,870,215	$420,336
Cash and due from banks	309,741	319,966

Cash and cash equivalents at end of period	$2,179,956	$740,302

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 289,718 and 285,268 shares issuable upon the exercise of stock options granted by the Company at March 31, 2011 and 2010, respectively.

Options issued under employee benefit plans to purchase 895,677 and 1,119,068 shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

3. New Accounting Pronouncements

Fair Value Measurements and Disclosures In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The Company adopted the provisions related to Level 1 and 2 disclosures on January 1, 2010 and adopted the provisions related to Level 3 disclosures on January 1, 2011 with no impact on its financial position or results of operations except for additional financial statement disclosures.

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financial receivables and its allowance for credit losses. ASU 2010-20 was effective for the Company for the annual reporting period ended December 31, 2010. The Company adopted this statement on December 31, 2010 with no impact on its financial position or results of operations except for additional financial statement disclosures. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20”, which temporarily defers the effective date in ASU 2010-20 for disclosures about TDRs by creditors until the FASB finalizes its project on determining what constitutes a TDR for a creditor.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

4. Loans and Allowance for Loan Losses

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. The Company requires an appraisal of the collateral be made at origination, on an as-needed basis, in conformity with current market conditions and regulatory requirements. The underwriting standards address both owner and non-owner occupied real estate.

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

Consumer loans are underwritten based on the borrower’s repayment ability. The Company monitors delinquencies on all of its consumer loans and leases and periodically reviews the distribution of FICO scores relative to historical periods to monitor credit risk on its credit card loans. The underwriting and review practices, combined with the relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Consumer loans and leases that are 90 days past due or more are considered non-performing.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at March 31, 2011 and December 31, 2010 (in thousands):

	Three Months Ended March 31, 2011
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$5,917	$664	$6,159	$12,740	$2,035,786	$2,048,526
Commercial – credit card	1,283	267	—	1,550	94,700	96,250
Real estate:
Real estate – construction	716	65	600	1,381	126,220	127,601
Real estate – commercial	5,878	1,581	5,637	13,096	1,280,780	1,293,876
Real estate – residential	3,459	978	826	5,263	203,221	208,484
Real estate – HELOC	379	—	277	656	478,781	479,437
Consumer:
Consumer – credit card	3,361	3,112	4,834	11,307	292,345	303,652
Consumer – other	2,682	596	730	4,008	100,819	104,827
Leases	6	—	—	6	5,203	5,209

Total loans	$23,681	$7,263	$19,063	$50,007	$4,617,855	$4,667,862

	Year Ended December 31, 2010
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$9,585	$204	$11,345	$21,134	$1,915,918	$1,937,052
Commercial – credit card	1,391	296	—	1,687	82,857	84,544
Real estate:
Real estate – construction	674	262	600	1,536	126,984	128,520
Real estate – commercial	10,682	340	6,753	17,775	1,277,122	1,294,897
Real estate – residential	4,802	153	1,094	6,049	187,108	193,157
Real estate – HELOC	1,318	62	75	1,455	474,602	476,057
Consumer:
Consumer – credit card	3,892	3,731	4,424	12,047	310,161	322,208
Consumer – other	1,745	432	634	2,811	137,382	140,193
Leases	—	—	—	—	7,055	7,055

Total loans	$34,089	$5,480	$24,925	$64,494	$4,519,189	$4,583,683

The Company sold $69.0 million and $26.6 million of loans during the periods ended March 31, 2011 and March 31, 2010, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

The Company has ceased the recognition of interest on loans with a carrying value of $19.1 million and $24.9 million at March 31, 2011 and December 31, 2010, respectively. Restructured loans totaled $0.1 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively. Loans 90 days past due and still accruing interest amounted to $7.3 million and $5.5 million at March 31, 2011 and December 31, 2010, respectively. There was an insignificant amount of interest recognized on impaired loans during 2011 and 2010.

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

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. The loan rankings are summarized into the following categories: Non-watch list, Watch, Special Mention, and Substandard. Any loan not classified in one of the categories described below is considered to be a Non-watch list loan. A description of the general characteristics of the loan ranking categories is as follows:

•

Watch – This rating represents credit exposure that presents higher than average risk and warrants greater than routine attention by Company personnel due to conditions affecting the borrower, the borrower’s industry or the economic environment. These conditions have resulted in some degree of uncertainty that results in higher than average credit risk.

•

Special Mention – This rating reflects a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date. The rating is not adversely classified and does not expose an institution to sufficient risk to warrant adverse classification.

•

Substandard – This rating represents an asset inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. This category may include loans where the collection of full principal is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity. Non-performing loans include restructured loans, impaired loans, and loans greater than 90 days past due.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at March 31, 2011 and December 31, 2010 (in thousands):

Corporate Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate- construction
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Non-watch list	$1,868,372	$1,718,691	$123,687	$127,709
Watch	58,817	77,201	3,223	—
Special Mention	63,459	48,915	44	44
Substandard	57,878	92,245	647	767

Total	$2,048,526	$1,937,052	$127,601	$128,520

	Real estate - commercial
	March 31, 2011	December 31, 2010
Non-watch list	$1,182,298	$1,196,679
Watch	16,776	18,917
Special Mention	38,695	34,006
Substandard	56,107	45,295

Total	$1,293,876	$1,294,897

Corporate Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate- residential
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Performing	$95,983	$82,857	$206,680	$201,522
Non-performing	267	1,687	1,804	6,049

Total	$96,250	$84,544	$208,484	$207,571

	Real estate - HELOC		Consumer – credit card
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Performing	$479,160	$474,602	$295,706	$314,053
Non-performing	277	1,455	7,946	8,155

Total	$479,437	$476,057	$303,652	$322,208

	Consumer - other		Leases
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Performing	$103,501	$139,127	$5,209	$7,055
Non-performing	1,326	1,066	—	—

Total	$104,827	$140,193	$5,209	$7,055

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS (in thousands)

This table provides a rollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2011 (in thousands):

	Three Months Ended March 31, 2011
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$39,138	$18,557	$16,243	$14	$73,952
Charge-offs	(5,200)	(67)	(4,399)	—	(9,666)
Recoveries	151	—	1,181	—	1,332
Provision	2,082	3,873	1,148	(3)	7,100

Ending Balance	$36,171	$22,363	$14,173	$11	$72,718

Ending Balance: individually evaluated for impairment	$1,898	$2,603	$—	$—	$4,501
Ending Balance: collectively evaluated for impairment	34,273	19,760	14,173	11	68,217
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,059,062	$2,109,398	$494,193	$5,209	$4,667,862
Ending Balance: individually evaluated for impairment	6,765	9,178	—	—	15,943
Ending Balance: collectively evaluated for impairment	2,052,297	2,100,220	494,193	5,209	4,651,919
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

This table provides a rollforward of the allowance for loan losses for three months ended March 31, 2010 (in thousands):

Three Months Ended March 31, 2010
Beginning allowance – January 1	$64,139
Additions (deductions):
Charge-offs	(6,007)
Recoveries	1,000

Net charge-offs	(5,007)

Provision charged to expense	8,310

Ending allowance – March 31	$67,442

Impaired Loans

This table provides an analysis of impaired loans by class at March 31, 2011 and December 31, 2010 (in thousands):

	Three Months Ended March 31, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$8,744	$2,098	$4,667	$6,765	$1,898	$9,339
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	8	8	—	8	—	4
Real estate – commercial	8,025	865	6,674	7,539	2,293	7,295
Real estate – residential	2,118	343	1,288	1,631	310	1,733
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	8
Leases	—	—	—	—	—	—

Total	$18,895	$3,314	$12,629	$15,943	$4,501	$18,379

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Year Ended December 31, 2010
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$13,497	$10,180	$1,733	$11,913	$798	$15,426
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	121
Real estate – commercial	7,415	439	6,612	7,051	1,475	4,092
Real estate – residential	2,071	612	1,223	1,835	287	2,535
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	15	15	—	15	—	6
Leases	—	—	—	—	—	—

Total	$22,998	$11,246	$9,568	$20,814	$2,560	$22,180

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$260,789	$—	$(1,411)	$259,378
U.S. Agencies	2,099,941	8,257	(9,055)	2,099,143
Mortgage-backed	1,853,046	28,683	(13,251)	1,868,478
State and political subdivisions	1,320,180	22,065	(4,194)	1,338,051
Corporates	39,411	11	(154)	39,268

Total	$5,573,367	$59,016	$(28,065)	$5,604,318

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$482,912	$3,801	$—	$486,713
U.S. Agencies	1,994,696	12,567	(6,965)	2,000,298
Mortgage-backed	1,813,023	33,718	(13,266)	1,833,475
State and political subdivisions	1,252,067	18,347	(8,139)	1,262,275
Corporates	30,453	7	(174)	30,286

Total	$5,573,151	$68,440	$(28,544)	$5,613,047

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at March 31, 2011 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$658,795	$662,247
Due after 1 year through 5 years	2,649,362	2,660,747
Due after 5 years through 10 years	380,297	381,964
Due after 10 years	31,867	30,882

Total	3,720,321	3,735,840
Mortgage-backed securities	1,853,046	1,868,478

Total securities available for sale	$5,573,367	$5,604,318

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2011, proceeds from the sales of securities available for sale were $626.7 million compared to $360.0 million for the same period in 2010. Securities transactions resulted in gross realized gains of $7.5 million and $5.6 million for the three months ended March 31, 2011 and 2010. The gross realized losses for the three months ended March 31, 2011 and 2010 were $41.0 thousand and $228.0 thousand, respectively.

Trading Securities

The net unrealized gains on trading securities at March 31, 2011 and March 31, 2010 were $89.8 thousand and $283.4 thousand, respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$68,161	$4,483	$—	$72,644

December 31, 2010

State and political subdivisions	$63,566	$5,186	$—	$68,752

The following table presents contractual maturity information for securities held to maturity at March 31, 2011 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$3,994	$4,257
Due after 1 year through 5 years	11,171	11,906
Due after 5 years through 10 years	7,314	7,795
Due after 10 years	45,682	48,686

Total securities held to maturity	$68,161	$72,644

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

There were no sales of securities held to maturity during the first three months of 2011 and 2010.

Securities available for sale and held to maturity with a market value of $3.8 billion at March 31, 2011, and $4.6 billion at December 31, 2010, were pledged to secure U.S. Government deposits, other public deposits and certain Trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 (in thousands).

March 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$148,638	$(1,411)	$—	$—	$148,638	$(1,411)
Direct obligations of U.S. government agencies	1,003,318	(9,055)	—	—	1,003,318	(9,055)
Federal agency mortgage backed securities	715,946	(13,251)	—	—	715,946	(13,251)
Municipal securities	269,699	(4,174)	3,268	(20)	272,967	(4,194)
Corporates	33,592	(154)	—	—	33,592	(154)

Total temporarily-impaired debt securities available for sale	$2,171,193	$(28,045)	$3,268	$(20)	$2,174,461	$(28,065)

December 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	515,230	(6,965)	—	—	515,230	(6,965)
Federal agency mortgage backed securities	541,061	(13,266)	—	—	541,061	(13,266)
Municipal securities	374,350	(8,139)	—	—	374,350	(8,139)
Corporates	26,774	(174)	—	—	26,774	(174)

Total temporarily-impaired debt securities available for sale	$1,457,415	$(28,544)	$—	$—	$1,457,415	$(28,544)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2011 and December 31, 2010 by operating segment are as follows (in thousands):

	Commercial Financial Services	Institutional Financial Services	Personal Financial Services	Total
Balances as of January 1, 2010	$42,845	$51,339	$37,172	$131,356
Prairie Capital Management, LLC acquired during period	—	—	32,228	32,228
Reams Asset Management, LLC acquired during period	—	47,530	—	47,530

Balances as of December 31,2010	$42,845	$98,869	$69,400	$211,114

Balances as of January 1, 2011	$42,845	$98,869	$69,400	$211,114

Balances as of March 31, 2011	$42,845	$98,869	$69,400	$211,114

Following are the intangible assets that continue to be subject to amortization as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$27,192	$9,305
Customer relationships	97,410	20,490	76,920
Other intangible assets	3,247	1,181	2,066

Total intangible assets	$137,154	$48,863	$88,291

	As of December 31, 2010
Core deposit intangible assets	$36,497	$26,700	$9,797
Customer relationships	97,410	17,169	80,241
Other intangible assets	3,247	988	2,259

Total intangible assets	$137,154	$44,857	$92,297

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2011	2010
Aggregate amortization expense	$4,006	$2,091

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

Estimated amortization expense of intangible assets on future years (in thousands):

For the nine months ending December 31, 2011	$11,271
For the year ending December 31, 2012	13,606
For the year ending December 31, 2013	12,159
For the year ending December 31, 2014	11,086
For the year ending December 31, 2015	8,491

7. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three months ended March 31, 2011 and 2010 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended March 31,
	2011	2010
Change in unrealized holding gains, net	$(1,490)	$(670)
Less: Reclassification adjustments for gains included in income	(7,456)	(5,382)

Net change in unrealized holdings	(8,946)	(6,052)
Income tax benefit	3,292	2,229

Other comprehensive income	$(5,654)	$(3,823)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31, 2011	December 31, 2010
Commitments to extend credit for loans (excluding credit card loans)	$1,744,113	$1,729,011
Commitments to extend credit under credit card loans	1,999,395	1,970,508
Commercial letters of credit	4,304	3,537
Standby letters of credit	318,314	308,154
Futures contracts	28,900	22,400
Forward foreign exchange contracts	2,958	3,685
Spot foreign exchange contracts	5,018	2,608

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

During 2010, two suits were filed against UMB Bank, N.A. (the “Bank”) in Missouri state court. The first suit was made by a customer alleging that the Bank’s checking account posting practices resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. The suit seeks class-action status for Bank customers who may have been similarly affected. The Bank removed this action to the U.S. District Court for the Western District of Missouri. This action was then transferred to the multidistrict litigation in the U.S. District Court for the Southern District of Florida, where similar claims against other financial institutions are pending. A second suit was filed in Missouri state court by another Bank customer alleging the substantially identical facts and also seeking class action status. During the first quarter of 2011, a third suit was filed in the U.S. District Court of Oklahoma by another bank customer alleging similar facts and also seeking class action status. At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

9. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2011.

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

Institutional Financial Services is a combination of Banking Services, Fund Services, and Asset Management services provided to institutional clients. This segment also includes consumer credit card services, and commercial credit card. Healthcare services, mutual fund cash management and international payments, previously included in Payment and Technology Solutions, are also included in this segment. Institutional Financial Services includes businesses such as the Company’s institutional investment services functions, Scout Investment Advisors, UMB Fund Services, corporate trust and escrow services as well as correspondent banking, investment banking, and UMB Healthcare Services. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Fed funds transactions. UMB Fund Services provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody and alternative investment services.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31,
	Commercial Financial Services		Institutional Financial Services
	2011	2010	2011	2010
Net interest income	$39,048	$38,374	$13,305	$11,439
Provision for loan losses	4,548	2,858	2,399	4,756
Noninterest income	9,743	9,060	65,537	50,752
Noninterest expense	30,216	30,439	58,088	46,126

Net income before tax	$14,027	$14,137	$18,355	$11,309

Average assets	$4,544,000	$3,512,000	$1,029,000	$616,000
Depreciation and amortization	2,327	2,455	5,049	3,334
Expenditures for additions to premises and equipment	959	448	3,427	1,733

	Personal Financial Services		Treasury and Other Adjustments
	2011	2010	2011	2010
Net interest income	$25,517	$25,961	$578	$—
Provision for loan losses	152	696	1	—
Noninterest income	25,849	22,457	6,621	4,161
Noninterest expense	47,585	41,358	(373)	(545)

Net income before tax	$3,629	$6,364	$7,571	$4,706

Average assets	$1,000,000	$776,000	$6,033,000	$6,108,000
Depreciation and amortization	3,400	2,924	429	457
Expenditures for additions to premises and equipment	2,783	903	18	12

	Total Consolidated Company
	2011	2010
Net interest income	$78,448	$75,774
Provision for loan losses	7,100	8,310
Noninterest income	107,750	86,430
Noninterest expense	135,516	117,378

Net income before tax	$43,582	$36,516

Average assets	$12,606,000	$11,012,000
Depreciation and amortization	11,205	9,170
Expenditures for additions to premises and equipment	7,187	3,096

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	March 31, 2011	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	412	412	—	—
U.S. Agencies	23,936	23,936	—	—
Mortgage-backed	12,763	—	12,763	—
State and political subdivisions	3,482	—	3,482	—
Trading – other	13,467	13,337	130	—

Trading securities	54,060	37,685	16,375	—

U.S. Treasury	259,378	259.378	—	—
U.S. Agencies	2,099,143	2,099,143	—	—
Mortgage-backed	1,868,478	—	1,868,478	—
State and political subdivisions	1,338,051	—	1,338,051	—
Corporates	39,268	39,268	—	—

Available for sale securities	5,604,318	2,397,789	3,206,529	—

Total	5,658,378	2,435,474	3,222,904	—

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

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

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2011 and December 31, 2010. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair values at March 31, 2011 are significant to the Company’s consolidated financial position.

Assets measured at fair value on a non-recurring basis as of March 31, 2011 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,128	$—	$—	$8,128
Other real estate owned	990	—	—	990

Total	$9,118	$—	$—	$9,118

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

The estimated fair value of the Company’s financial instruments at March, 31, 2011 and December 31, 2010 are as follows (in millions):

	March 31 2011		December 31 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,326.5	$2,326.5	$1,439.9	$1,439.9
Securities available for sale	5,604.3	5,604.3	5,613.0	5,613.0
Securities held to maturity	68.2	68.2	63.6	68.8
Federal Reserve Bank and other stock	22.8	22.8	23.0	23.0
Trading securities	54.1	54.1	42.5	42.5
Loans (exclusive of allowance for loan loss)	4,674.3	4,748.6	4,524.1	4,666.8
FINANCIAL LIABILITIES
Demand and savings deposits	8,922.2	8,922.2	7,334.7	7,334.7
Time deposits	1,450.6	1,454.6	1,694.1	1,705.9
Federal funds and repurchase agreements	1,687.4	1,687.3	2,084.3	2,084.2
Short-term debt	23.9	23.9	35.2	35.2
Long-term debt	7.7	8.2	8.9	9.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		1.2		5.6
Commercial letters of credit		0.1		0.3
Standby letters of credit	381.3	0.5	308.2	2.0

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. The estimated market values have not been updated since March 31, 2011; therefore current estimates of fair value may differ significantly from the amounts presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2011. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to grow the Company’s fee-based businesses. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the first quarter of 2011, noninterest income increased $21.3 million, or 24.7 percent, compared to the same period of 2010. The Company continues to emphasize its asset management, brokerage, bankcard services, health care services, and treasury management businesses. In particular, during the first quarter of 2011, the increase in noninterest income is primarily attributable to increased trust and securities processing income of $16.2 million, or 45.4 percent, for the three months ended March 31, 2011 compared to the same period in 2010. The increase in trust and securities processing income was primarily due to a $4.7 million, or 45.1 percent, increase in advisory fee income from the Scout Funds, a $2.4 million, or 15.8 percent, increase in fund administration and custody services, and a $7.0 million, or 631.1 percent, increase in fees related to institutional and personal investment management services. Bankcard fees increased $2.4 million, or 20.1 percent, compared to the first quarter of 2010 from increased processing fee income. Also during the first quarter of 2011, the Company sold securities available for sale at a pre-tax gain of $7.5 million compared to $5.4 million during the same period in 2010.

The second strategy is a focus on net interest income through loan and deposit growth. Net interest income increased $2.7 million, or 3.5 percent, for the three months ended March 31, 2011, as compared to one year ago. Total deposits increased $2.2 billion, or 26.2 percent, as compared to first quarter of 2010, which positions the Company well to fund customer credit needs when the demand for loans returns. This increase in deposits funded an increase in earning assets. Average earning assets increased by $1.4 billion, or 14.3 percent, compared to the first quarter of 2010. This earning asset growth was represented by an increase of $268.2 million, or 6.1 percent, in average total loans and a $914.8 million, or 19.2 percent, increase in average total securities, including trading.

The third strategy is a focus on improving operating efficiencies. At March 31, 2011, the Company had 128 branches. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total deposits growth previously discussed. Throughout 2010, the Company invested in technological advances that will help management drive operating efficiencies through improved data analysis and automation. On January 3, 2011, the Company has converted to a new financial and human resource software that is integrated and enterprise wide. In addition to the use of automation technology, the Company will continue to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At March 31, 2011, the Company had $1.1 billion in total shareholders’ equity. This is an increase of $49.5 million, or 4.8 percent, compared to total shareholders’ equity at March 31, 2010. At March 31, 2011, the Company had a total risk-based capital ratio of 12.68 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 33,337 shares at an average price of $41.17 per share during the first quarter of 2011.

Earnings Summary

The Company recorded consolidated net income of $30.9 million for the three-month period ended March 31, 2011, compared to $26.2 million for the same period a year earlier. This represents a 17.9 percent increase over the three-month period ended March 31, 2010. Basic earnings per share for the first quarter of 2011 were $0.77 per share ($0.76 per share fully-diluted) compared to $0.65 per share ($0.65 per share fully-diluted) for the first quarter of 2010. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2011 were 0.99 and 11.63 percent, respectively, compared to 0.96 and 10.25 percent for the three-month period ended March 31, 2010.

Net interest income for the three month period ended March 31, 2011 increased $2.7 million, or 3.5 percent, compared to the same period in 2010. Average earning assets increased by $1.4 billion, or 14.3 percent, compared to the first quarter of 2010. Net interest margin, on a tax-equivalent basis, decreased to 2.90 percent or a 29 basis point decline for the three months ended March 31, 2011, compared to 3.19 percent for the same period in 2010.

The provision for loan losses decreased by $1.2 million for the three month period ended March 31, 2011, compared to the same period in 2010. With the decreased provision, the allowance for loan losses as a percentage of total loans decreased by 1 basis point to 1.56 percent as of March 31, 2011, compared to March 31, 2010. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2010 Annual Report on Form 10-K.

Noninterest income increased by $21.3 million, or 24.7 percent, for the three-month period ended March 31, 2011, compared to the same period one year ago. For the three month period, the increases are primarily due to increases in trust and securities processing income, bankcard fees and gains on the sales of securities available for sale. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $18.1 million, or 15.5 percent, for the three-month period ended March 31, 2011, compared to the same period in 2010. For the three month period, the increases were primarily due to increases in salaries and employee benefits, processing fees and amortization of intangible assets. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended March 31, 2011, net interest income increased by $2.7 million, or 3.5 percent, as compared to the same period in 2010.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. As illustrated on this table, net interest spread for the three months ended March 31, 2011 decreased by 22 basis points and net interest margin decreased by 29 basis points compared to the same period in 2010. These results are primarily due to the interest-bearing liabilities repricing slower or incrementally less than the earning assets. The increase of $319.7 million from noninterest-bearing demand deposits, as compared to the first quarter of 2010, continues to be a positive impact. However, with the rate on interest-bearing liabilities decreasing to 0.37 percent as compared to 0.59 percent one year ago, the contribution from free funds is diminished. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in the flattening of net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.00 percent for the three-month period ended March 31, 2011 and 3.44 percent for the same period in 2010.

	Three Months Ended March 31,
	2011		2010
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,632,581	4.74%	$4,364,423	4.98%
Securities:
Taxable	4,288,742	2.11	3,736,919	2.58
Tax-exempt	1,325,316	3.84	980,953	4.68

Total securities	5,614,058	2.52	4,717,872	3.02
Federal funds and resell agreements	25,916	0.23	88,555	0.28
Interest-bearing due from banks	1,276,091	0.37	947,374	0.56
Other earning assets	54,827	2.14	36,193	1.76

Total earning assets	11,603,473	3.16	10,154,417	3.60
Allowance for loan losses	(75,096)		(64,992)
Other assets	1,077,259		922,399

Total assets	$12,605,636		$11,011,824

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,435,500	0.42%	$5,666,615	0.69%
Federal funds and repurchase agreements	1,824,087	0.15	1,390,408	0.13
Borrowed funds	36,012	2.16	47,722	2.20

Total interest-bearing liabilities	8,295,599	0.37	7,104,745	0.59
Noninterest-bearing demand deposits	3,066,930		2,747,217
Other liabilities	167,006		123,582
Shareholders’ equity	1,076,101		1,036,280

Total liabilities and shareholders’ equity	$12,605,636		$11,011,824

Net interest spread		2.79%		3.01%
Net interest margin		2.90		3.19

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest free funds (total earning assets less interest-bearing liabilities) increased $258.2 million for the three-month period ended March 31, 2011 compared to the same period in 2010, the benefit from interest free funds declined by 7 basis points from the three months ended March 31, 2010.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2011 and 2010
	Volume	Rate	Total
Change in interest earned on:
Loans	$3,081	$(2,575)	$506
Securities:
Taxable	2,870	(4,341)	(1,471)
Tax-exempt	3,073	(2,152)	921
Federal funds sold and resell agreements	(36)	(10)	(46)
Interest-bearing due from banks	299	(456)	(157)
Trading	88	31	119

Interest income	9,375	(9,503)	(128)
Change in interest incurred on:
Interest-bearing deposits	796	(3,754)	(2,958)
Federal funds purchased and repurchase agreements	159	65	224
Other borrowed funds	(62)	(5)	(67)

Interest expense	893	(3,694)	(2,801)

Net interest income	$8,482	$(5,809)	$2,673

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2011	2010	Change
Average earning assets	$11,603,473	$10,154,417	$1,449,056
Interest-bearing liabilities	8,295,599	7,104,745	1,190,854

Interest-free funds	$3,307,874	$3,049,672	$258,202

Free funds ratio (free funds to earning assets)	28.51%	30.03%	(1.52)%
Tax-equivalent yield on earning assets	3.16%	3.60%	(0.44)%
Cost of interest-bearing liabilities	0.37	0.59	(0.22)

Net interest spread	2.79%	3.01%	(0.22)%
Benefit of interest-free funds	0.11	0.18	(0.07)

Net interest margin	2.90%	3.19%	(0.29)%

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

Based on the factors above, management of the Company expensed $7.1 million related to the provision for loan losses for the three month period ended March 31, 2011, compared to $8.3 million for the same period in 2010. As illustrated in Table 3 below, the ALL decreased to 1.56 percent of total loans as of March 31, 2011, compared to 1.57 percent of total loans as of the same period in 2010.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010. Net charge-offs were $8.3 million for the first three months of 2011, compared to $5.0 million for the same period in 2010. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Three Months Ended March 31,	Year Ended December 31,
2011	2010	2010
Allowance-January 1	$73,952	$64,139	$64,139
Provision for loan losses	7,100	8,310	31,510

Charge-offs:
Commercial	(5,200)	(1,308)	(6,644)
Consumer:
Credit card	(3,617)	(3,636)	(15,606)
Other	(782)	(1,055)	(2,979)
Real estate	(67)	(8)	(258)

Total charge-offs	(9,666)	(6,007)	(25,487)

Recoveries:
Commercial	151	129	637
Consumer:
Credit card	625	269	1,327
Other	556	602	1,797
Real estate	—	—	29

Total recoveries	1,332	1,000	3,790

Net charge-offs	(8,334)	(5,007)	(21,697)

Allowance-end of period	72,718	67,442	73,952

Average loans, net of unearned interest	$4,624,166	$4,348,734	$4,478,377
Loans at end of period, net of unearned interest	4,667,862	4,301,965	4,583,683
Allowance to loans at end of period	1.56%	1.57%	1.61%
Allowance as a multiple of net charge-offs	2.15	x	3.32	x	3.41	x
Net charge-offs to:
Provision for loan losses	117.38%	60.25%	68.86%
Average loans	0.73	0.47	0.48

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Trust and securities processing	$51,727	$35,572	$16,155	45.41%
Trading and investment banking	9,019	7,027	1,992	28.35
Service charges on deposit accounts	18,608	20,519	(1,911)	(9.31)
Insurance fees and commissions	1,204	1,699	(495)	(29.13)
Brokerage fees	2,341	1,336	1,005	75.22
Bankcard fees	14,442	12,020	2,422	20.15
Gains on sales of securities available for sale, net	7,456	5,382	2,074	38.54
Other	2,953	2,875	78	2.71

Total noninterest income	$107,750	$86,430	$21,320	24.67%

Fee-based, or noninterest income (summarized in Table 4), increased by $21.3 million, or 24.7 percent, during the three months ended March 31, 2011, compared to the same period in 2010. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities, trust investments and money management services, and servicing of mutual fund assets. The increase in trust and securities processing income was primarily due to a $4.7 million, or 45.1 percent, increase in advisory fee income from the Scout Funds, a $2.4 million, or 15.8 percent, increase in fund administration and custody services, and a $7.0 million, or 631.1 percent, increase in fees related to institutional and personal investment management services. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Bankcard fees increased $2.4 million, or 20.1 percent, compared to the first quarter of 2010 from increased processing fee income.

In the first quarter of 2011, $7.5 million in pre-tax gains were recognized on the sales of securities available for sale, as compared to $5.4 million one year ago. These sales are part of an objective to monitor and control the Company’s interest rate sensitivity and duration in an anticipated rising interest rate environment.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Salaries and employee benefits	$72,900	$62,253	$10,647	17.10%%
Occupancy, net	9,605	8,921	684	7.67
Equipment	10,936	10,870	66	0.61
Supplies and services	5,580	4,707	873	18.55
Marketing and business development	4,122	3,705	417	11.26
Processing fees	12,173	11,029	1,144	10.37
Legal and consulting	2,617	1,622	995	61.34
Bankcard	3,852	3,190	662	20.75
Amortization of other intangible assets	4,006	2,091	1,915	91.58
Regulatory fees	3,716	3,238	478	14.76
Other	6,009	5,752	257	4.47

Total noninterest expense	$135,516	$117,378	$18,138	15.45%

Noninterest expense increased by $18.1 million, or 15.5 percent, for the three months ended March 31, 2011 compared to the same period in 2010. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $10.6 million, or 17.1 percent, for the three months ended March 31, 2011, compared to the same period in 2010. These increases are primarily due to a $4.5 million increase in salaries, a $2.9 million increase in commissions and bonuses, and a $3.2 million increase in employee benefits for the three months ended March 31, 2011. These increases are directly correlated to the financial performance during 2010 and the addition of associates from acquisition activity.

Processing fees increased $1.1 million, or 10.4 percent, for the three months ended March 31, 2011, compared to the same period in 2010. These increases are due to increased third-party custodian fees related to international transactions from mutual fund clients and fees paid by the advisor to third-party distributors of the Scout Funds.

Amortization of other intangibles increased $1.9 million, or 91.6 percent, compared to the first quarter of 2010. This increase is due to acquisition activity during the last two quarters of 2010.

Income Tax Expense

The effective tax rate is 29.2% for the three months ended March 31, 2011, compared to 28.3% for the same period in 2010. The increase in the effective tax rate is primarily a result of tax-exempt income representing a smaller percentage of pre-tax net income in 2011 compared to 2010.

Strategic Lines of Business

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended March 31,
	2011	2010
Segment
Commercial Financial Services	$14,027	$14,137
Institutional Financial Services	18,355	11,309
Personal Financial Services	3,629	6,364
Treasury and Other Adjustments	7,571	4,706

Total Consolidated Company	$43,582	$36,516

Commercial Financial Services’ net income before taxes decreased $0.1 million, or 0.8 percent, to $14.0 million from the prior year. The slight decrease in net income was driven primarily by an increase in provision for loan losses, offset by increases in net interest income and noninterest income and a decrease in noninterest expense. Total earning asset balances are up over the prior year by $181.5 million, or 5.3 percent; additionally, deposits and repurchase agreements increased by $201.9 million, or 7.8 percent. Net interest income increased by $0.7 million, or 1.8 percent, due to the balance sheet increases. Noninterest income increased $0.7 million, or 7.5 percent, due to increased fees from the sales of commercial credit cards, deposit service charges, and letters of credit. Noninterest expense decreased by $0.2 million, or 0.7 percent, primarily due to a decline in allocated expenses. Provision for loan loss increased by $1.7 million, or 59.1 percent, primarily due to loan growth in this segment and additional allocation of provision to ensure the allowance for loan loss is maintained at an appropriate level given the inherent risk in the loan portfolio in this segment.

Institutional Financial Services’ net income before taxes increased $7.0 million, or 62.3 percent, to $18.4 million from the first quarter of 2010. Noninterest income increased $14.8 million, net interest income increased $1.9 million, and provision decreased by $2.4 million, offset by a $12.0 million increase in noninterest expense. Noninterest income increased due to a $4.7 million increase in advisory fees from Scout Investments, $2.4 million increase in fund administration and custody services income, $1.9 million increase in bond trading, $4.1 million increase in institutional management fee income and a $1.8 million increase in card services income. Fee income increased due largely to acquisitions and net inflows of $0.5 billion for the quarter. Fee income from new sales and market appreciation are the drivers of the increase in fund administration and alternative investments. Card services income increased from our credit card portfolio acquisitions in 2010 and due to increased sales volume in commercial card, healthcare services and debit card. Credit card balances increased by $101.4 million compared to the prior year primarily from the acquisition of two credit card portfolios totaling approximately $78.0 million over the past year. Bond trading fee income increased $1.8 million due to increased sales. Salary and benefit expense increased $6.0 million related to the increase to staffing primarily due to acquisitions and growth in the fund servicing businesses. Amortization of intangibles expense increased by $1.4 million. Bankcard and third party custodial fees increased $1.2 million related to the volume growth in these areas. Overhead allocations increased to this segment of $2.8 million due to the increases in revenue. Net interest income increased by $1.9 million due to an increase in deposits of $0.7 billion and loans of $101 million.

Personal Financial Services’ net income before taxes decreased by $2.7 million to $3.6 million compared to the prior year. Net interest income decreased $0.4 million, or 1.7 percent, over 2010 due to a decrease in earning assets of $27.0 million. Consumer loan balances decreased by $83.1 million due to the continued runoff of the indirect automobile portfolio and was partially offset by the growth in the home equity loan portfolio. Deposit balances have also increased in this segment compared to 2010, by $206.1 million, primarily in demand and money market accounts offset by decreases in time deposits. Noninterest income increased $3.4 million, or 15.1 percent, from 2010. This increase was due primarily to an increase in investment management fee income related to the acquisitions and growth in personal trust fee income. This increase was offset by a reduction in overdraft and insufficient fund fees. Noninterest expense increased $6.2 million, or 15.1 percent, over 2010. The increase was primarily due to salary and benefit costs and amortization of intangibles related to acquisitions and an increase in allocated costs to this segment.

The net income before tax for the Treasury and Other Adjustments category was $7.6 million for the first three months of 2011, compared to net income before tax of $4.7 million for the same period in 2010. The primary driver of this category is security gains. There were $7.5 million of gains in 2011 compared to $5.4 million in 2010.

Balance Sheet Analysis

Total assets of the Company increased $947.4 million as of March 31, 2011, compared to December 31, 2010, or 7.6 percent, and increased $2.6 billion, or 24.5 percent, compared to March 31, 2010. The increase in total assets from March 2010 to March 2011 is a result of increased due from Federal Reserve balances of $1.4 billion, or 344.9 percent, an increase in investment securities of $895.5 million, or 18.5 percent, and an increase in loans of $365.9 million, or 8.5 percent. The increase in total assets from December to March is primarily result of increased due from Federal Reserve balances of $1.2 billion, or 176.0 percent. The overall increase in total assets is directly related to a corresponding increase in deposit balances between the respective periods of $2.2 billion, or 26.2 percent, for the period March 2010 to March 2011 and $1.3 billion, or 14.9 percent, for the period December 2010 to March 2011.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31, 2010
	2011	2010
Total assets	$13,352,320	$10,724,056	$12,404,932
Loans, net of unearned interest	4,667,862	4,301,965	4,583,683
Total investment securities	5,749,311	4,853,763	5,742,104
Interest-bearing due from banks	2,012,990	724,437	848,598
Total earning assets	12,367,684	9,851,606	11,350,023
Total deposits	10,372,756	8,220,509	9,028,741
Total borrowed funds	1,718,932	1,357,382	2,128,446

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $84.2 million, or 1.8 percent, to $4.7 billion at March 31, 2011 compared to December 31, 2010 and increased $365.9 million, or 8.5 percent, compared to March 31, 2010. Compared to December 31, 2010, commercial loans increased $111.5 million, or 5.8 percent, offset by a decrease in consumer loans of $35.4 million, or 25.2 percent. Compared to March 31, 2010, commercial loans increased $195.5 million, or 10.6 percent, commercial real estate increased $116.1 million, or 9.86 percent, consumer credit cards increased $61.2 million, or 25.2 percent, offset by a decrease in consumer loans of $83.8 million, or 44.4 percent. During the third quarter of 2007, the Company made the decision to phase out its indirect consumer loan portfolio. This is part of an objective to enhance asset yields. The Company will continue to service existing loans until maturity or payoff.

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

Investment securities totaled $5.7 billion at March 31, 2011, compared to $4.9 billion at March 31, 2010, and $5.7 billion at December 31, 2010. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 46.5 percent, 50.6 percent, and 49.3 percent, respectively, of the earning assets as of March 31, 2011, December 31, 2010, and March 31, 2010. There were $3.8 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at March 31, 2011.

Investment securities had an average tax-equivalent yield of 2.52 percent for the first three months of 2011 compared to 3.02 percent for the same period in 2010, or a decrease of 50 basis points. The average life of the securities portfolio was 36.2 months at March 31, 2011 compared to 28.7 months at December 31, 2010 and 23.5 months at March 31, 2010. The increase in average life from March 31, 2010 and December 31, 2010 was primarily related to an increase in the percentage of investments invested in the core portfolio resulting in a lower percentage of short term investments held compared to the same period last year due to excess liquidity being retained in the continued low rate environment.

Deposits and Borrowed Funds

Deposits increased $1.3 billion, or 14.9 percent, from December 31, 2010 to March 31, 2011 and increased $2.2 billion, or 26.2 percent, from March 31, 2010. Noninterest-bearing deposits increased $739.0 million and interest-bearing deposits increased $605.0 million from December 31, 2010. Noninterest-bearing deposits increased $911.4 million and interest-bearing deposits increased $1.2 billion from March 31, 2010. The increase in noninterest-bearing deposits from March 31, 2010 and December 31, 2010 came primarily from our public funds, mutual fund processing and treasury management businesses. The increase in interest-bearing deposits is primarily related to increases in money market accounts.

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

Borrowed funds decreased $409.5 million from December 31, 2010. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds increased $361.6 million from March 31, 2010.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.7 billion at March 31, 2011, compared to $2.1 billion at December 31, 2010 and $1.3 billion at March 31, 2010. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.1 billion at March 31, 2011, a $18.1 million increase compared to December 31, 2010. The Company’s Board of Directors authorized, at its April 26, 2011, April 27, 2010, and April 21, 2009 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2011 and 2010, the Company acquired 33,337 shares and 76,809 shares under the 2011 and 2010 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On April 26, 2011, the Board of Directors also declared a dividend of $0.195 per share. The dividend will be paid on July 1, 2011 to shareholders of record on June 10, 2011.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.57 percent and total capital ratio of 12.68 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
RATIOS	2011	2010
Return on average assets	0.99%	0.96%
Return on average equity	11.63	10.25
Average equity to assets	8.54	9.41
Tier 1 risk-based capital ratio	11.57	13.51
Total risk-based capital ratio	12.68	14.64
Leverage ratio	6.23	7.57

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2011	2010
Earnings basic	$0.77	$0.65
Earnings diluted	0.76	0.65
Cash dividends	0.195	0.185
Dividend payout ratio	25.32%	28.46%
Book value	$26.62	$25.43

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2010.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of March 31, 2011 and 2010 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2011 Amount of change	March 31, 2010 Amount of change
300	$2,449	$8,868
200	743	5,790
100	(479)	3,006
Static	—	—
(100)	N/A	N/A

The Company is positioned close to neutral with respect to interest rate changes and slightly positive in rapidly rising rate environments at March 31, 2011. Large increases in interest rates are projected to cause increases in net interest income with smaller changes having little impact. A large portion of the Company’s assets and liabilities have reached a floor. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also required that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $54.1 million as of March 31, 2011 compared to $42.5 million as of December 31, 2010.

Documentation of the methodology used in determining value at risk is maintained and reviewed in compliance banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of March 31, 2011 and December 31, 2010.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $6.2 million to $19.2 million at March 31, 2011, compared to March 31, 2010 and decreased $6.0 million, compared to December 31, 2010.

The Company had $4.1 and $5.8 million of other real estate owned as of March 31, 2011 and 2010 respectively, compared to $4.4 million as of December 31, 2010. Loans past due more than 90 days totaled $7.3 million as of March 31, 2011, compared to $6.2 million at March 31, 2010 and $5.5 million as of December 31, 2010.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $0.1 million of restructured loans at March 31, 2011, $2.0 million at March 31, 2010 and $0.2 million at December 31, 2010.

Table 10

LOAN QUALITY (dollars in thousands)

	March 31,				December 31,
	2011		2010		2010
Nonaccrual loans	$19,063		$23,409		$24,925
Restructured loans	98		2,000		217

Total nonperforming loans	19,161		25,409		25,142
Other real estate owned	4,116		5,821		4,387

Total nonperforming assets	$23,277		$31,230		$29,529

Loans past due 90 days or more	$7,263		$6,244		$5,480
Allowance for Loan Losses	72,718		67,442		73,952

Ratios
Nonperforming loans as a % of loans	0.41%		0.59%		0.55%
Nonperforming assets as a % of loans plus other real estate owned	0.50		0.72		0.64
Nonperforming assets as a % of total assets	0.17		0.29		0.24
Loans past due 90 days or more as a % of loans	0.16		0.15		0.12
Allowance for Loan Losses as a % of loans	1.56		1.57		1.61
Allowance for Loan Losses as a multiple of nonperforming loans	3.80	x	2.65	x	2.94	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $5.6 billion of high-quality securities available for sale. Investment securities with a market value of $3.8 billion at March 31, 2011 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2011 was $4.1 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Change in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, the Company completed the implementation of Oracle PeopleSoft Enterprise applications. This implementation was subject to various testing and review procedures prior to execution. The Company believes the conversion to and implementation of this new system further strengthened its existing internal control over financial reporting by enhancing certain business processes.

Other than the change described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2011.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2011	1,375	$44.21	1,375	1,855,718
February 1-February 28, 2011	8,695	40.67	8,695	1,847,023
March 1-March 31, 2011	23,267	41.18	23,267	1,823,756

Total	33,337	$41.17	33,337

On April 27, 2010, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 26, 2011. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 26, 2011 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 25, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 . RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Employment offer letter between the Company and Christine Pierson dated December 8, 2010.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

ix.	101.INS* XBRL Instance

x.	101.SCH* XBRL Taxonomy Extension Schema

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

Date: May 5, 2011