Form 10-Q
period 2011-06-30
UMB FINANCIAL CORP
filed 2011-08-04
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2011, UMB Financial Corporation had 40,481,169 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Loans:	$4,731,303	$4,583,683
Allowance for loan losses	(72,442)	(73,952)

Net loans	4,658,861	4,509,731
Loans held for sale	6,581	14,414
Securities:
Available for sale	5,510,299	5,613,047
Held to maturity (market value of $74,720 and $68,752, respectively)	69,393	63,566
Trading	43,280	42,480
Federal Reserve Bank stock and other	22,511	23,011

Total investment securities	5,645,483	5,742,104
Federal funds sold and securities purchased under agreements to resell	44,486	235,176
Interest-bearing due from banks	1,371,431	848,598
Cash and due from banks	347,369	356,092
Bank premises and equipment, net	220,499	219,727
Accrued income	78,129	76,653
Goodwill	211,114	211,114
Other intangibles	92,132	92,297
Other assets	94,491	99,026

Total assets	$12,770,576	$12,404,932

LIABILITIES
Deposits:
Noninterest-bearing demand	$3,818,556	$2,888,881
Interest-bearing demand and savings	4,696,077	4,445,798
Time deposits under $100,000	652,792	693,600
Time deposits of $100,000 or more	746,376	1,000,462

Total deposits	9,913,801	9,028,741
Federal funds purchased and repurchase agreements	1,505,937	2,084,342
Short-term debt	23,724	35,220
Long-term debt	7,545	8,884
Accrued expenses and taxes	166,060	145,458
Other liabilities	20,553	41,427

Total liabilities	11,637,620	11,344,072

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,499,385 and 40,430,081 shares outstanding, respectively	55,057	55,057
Capital surplus	719,990	718,306
Retained earnings	664,805	623,415
Accumulated other comprehensive income	55,111	25,465
Treasury stock, 14,557,345 and 14,626,649 shares, at cost, respectively	(362,007)	(361,383)

Total shareholders’ equity	1,132,956	1,060,860

Total liabilities and shareholders’ equity	$12,770,576	$12,404,932

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans	$55,106	$55,949	$109,095	$109,432
Securities:
Taxable interest	22,077	22,496	44,385	46,275
Tax-exempt interest	8,282	7,028	16,520	14,345

Total securities income	30,359	29,524	60,905	60,620
Federal funds and resell agreements	13	47	28	109
Interest-bearing due from banks	843	1,032	2,005	2,350
Trading securities	230	181	491	323

Total interest income	86,551	86,733	172,524	172,834

INTEREST EXPENSE
Deposits	6,163	8,462	12,829	18,085
Federal funds and repurchase agreements	398	503	1,066	948
Other	72	100	263	360

Total interest expense	6,633	9,065	14,158	19,393

Net interest income	79,918	77,668	158,366	153,441
Provision for loan losses	5,600	8,100	12,700	16,410

Net interest income after provision for loan losses	74,318	69,568	145,666	137,031

NONINTEREST INCOME
Trust and securities processing	53,635	38,615	105,363	74,187
Trading and investment banking	6,478	5,530	15,497	12,557
Service charges on deposits	18,181	20,163	36,789	40,683
Insurance fees and commissions	1,165	1,287	2,368	2,986
Brokerage fees	2,573	1,598	4,914	2,934
Bankcard fees	16,545	13,979	30,987	25,998
Gain on sales of securities available for sale, net	6,023	1,136	13,480	6,518
Other	3,256	6,792	6,208	9,643

Total noninterest income	107,856	89,100	215,606	175,506

NONINTEREST EXPENSE
Salaries and employee benefits	72,922	63,552	145,821	125,805
Occupancy, net	9,579	8,924	19,184	17,844
Equipment	10,774	11,213	21,710	22,083
Supplies and services	5,577	4,680	11,157	9,387
Marketing and business development	5,158	4,430	9,280	8,135
Processing fees	13,319	11,214	25,492	22,242
Legal and consulting	4,075	2,770	6,692	4,392
Bankcard	4,219	4,360	8,072	7,550
Amortization of intangible assets	4,159	2,442	8,165	4,533
Regulatory fees	2,394	3,516	6,111	6,754
Class action litigation settlement	7,800	—	7,800	—
Other	5,605	9,021	11,613	14,750

Total noninterest expense	145,581	126,122	281,097	243,475

Income before income taxes	36,593	32,546	80,175	69,062
Income tax provision	10,272	9,533	22,984	19,864

NET INCOME	$26,321	$23,013	$57,191	$49,198

PER SHARE DATA
Net income – basic	$0.66	$0.57	$1.43	$1.23
Net income – diluted	0.65	0.57	1.42	1.22
Dividends	0.195	0.185	0.390	0.370

Weighted average shares outstanding	40,080,402	40,079,714	40,075,428	40,084,593

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2010	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551
Comprehensive income
Net income	—	—	49,198	—	—	49,198
Change in unrealized gains on securities	—	—	—	19,924	—	19,924

Total comprehensive income						69,122
Cash dividends ($0.37 per share)	—	—	(14,973)	—	—	(14,973)
Purchase of treasury stock	—	—	—	—	(5,211)	(5,211)
Issuance of equity awards	—	(1,225)	—	—	1,350	125
Recognition of equity based compensation	—	2,882	—	—	—	2,882
Net tax benefit related to equity compensation plans	—	147	—	—	—	147
Sale of treasury stock	—	233	—	—	125	358
Exercise of stock options	—	227	—	—	270	497

Balance – June 30, 2010	$55,057	$715,038	$596,973	$60,378	$(358,948)	$1,068,498

Balance – January 1, 2011	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860
Comprehensive income
Net income	—	—	57,191	—	—	57,191
Change in unrealized gains on securities	—	—	—	29,646	—	29,646

Total comprehensive income						86,837
Cash dividends ($0.39 per share)	—	—	(15,801)	—	—	(15,801)
Purchase of treasury stock	—	—	—	—	(3,382)	(3,382)
Issuance of equity awards	—	(1,918)	—	—	2,157	239
Recognition of equity based compensation	—	3,262	—	—	—	3,262
Net tax benefit related to equity compensation plans	—	97	—	—	—	97
Sale of treasury stock	—	115	—	—	116	231
Exercise of stock options	—	128	—	—	485	613

Balance – June 30, 2011	$55,057	$719,990	$664,805	$55,111	$(362,007)	$1,132,956

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net Income	$57,191	$49,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12,700	16,410
Depreciation and amortization	22,401	18,679
Deferred income tax benefit	(2,458)	(5,962)
Net increase in trading securities	(800)	(9,565)
Gains on sales of securities available for sale, net	(13,480)	(6,518)
Gains on sales of assets	(1)	(79)
Amortization of securities premiums, net of discount accretion	20,622	14,584
Originations of loans held for sale	(94,110)	(80,296)
Net gains on sales of loans held for sale	(1,051)	(246)
Proceeds from sales of loans held for sale	102,994	87,626
Issuance of equity awards	239	125
Equity based compensation	3,262	2,882
Changes in:
Accrued income	(1,476)	3,139
Accrued expenses and taxes	5,673	4,101
Other assets and liabilities, net	7,025	(1,253)

Net cash provided by operating activities	118,731	92,825

Investing Activities
Proceeds from maturities of securities held to maturity	5,081	5,997
Proceeds from sales of securities available for sale	884,275	416,947
Proceeds from maturities of securities available for sale	928,392	1,227,897
Purchases of securities held to maturity	(10,793)	(5,928)
Purchases of securities available for sale	(1,688,797)	(1,682,415)
Net increase in loans	(166,027)	(66,232)
Net decrease in fed funds sold and resell agreements	190,690	300,129
Net decrease in interest-bearing balances due from other financial institutions	38,122	13,703
Purchases of bank premises and equipment	(15,210)	(10,494)
Net cash paid for acquisitions	(8,000)	(87,527)
Proceeds from sales of bank premises and equipment	43	285

Net cash provided by investing activities	157,776	112,362

Financing Activities
Net increase in demand and savings deposits	1,179,954	233,540
Net decrease in time deposits	(294,894)	(347,786)
Net decrease in fed funds purchased and repurchase agreements	(578,405)	(526,741)
Net decrease in short-term debt	(10,296)	(2,092)
Repayment of long-term debt	(2,539)	(14,942)
Cash dividends paid	(15,654)	(14,961)
Net tax benefit related to equity compensation plans	97	147
Proceeds from exercise of stock options and sales of treasury shares	844	855
Purchases of treasury stock	(3,382)	(5,211)

Net cash provided by (used) in financing activities	275,725	(677,191)

Increase (decrease) in cash and due from banks	552,232	(472,004)
Cash and due from banks at beginning of period	1,033,617	1,229,645

Cash and due from banks at end of period	$1,585,849	$757,641

Supplemental Disclosures:
Income taxes paid	$13,627	$24,321
Total interest paid	$15,256	$21,889

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

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

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $1,238.5 million and $446.5 million at June 30, 2011 and June 30, 2010, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $133.0 million and $271.9 million at June 30, 2011 and June 30, 2010, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of June 30, 2011 and June 30, 2010 (in thousands):

	June 30,
	2011	2010
Due from the Federal Reserve	$1,238,480	$446,470
Cash and due from banks	347,369	311,171

Cash and due from banks at end of period	$1,585,849	$757,641

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 323,509 and 287,458 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2011 and 2010, respectively. Diluted year-to-date income per share includes the dilutive effect of 318,004 and 280,809 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2011 and 2010, respectively.

Options issued under employee benefit plans to purchase 765,818 shares of common stock were outstanding at June 30, 2011, but were not included in the computation of quarterly and year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 688,640 shares of common stock were outstanding at June 30, 2010, but were not included in the computation of quarterly diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 874,914 shares of common stock were outstanding at June 30, 2010, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

3. New Accounting Pronouncements

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financial receivables and its allowance for credit losses. ASU 2010-20 was effective for the Company for the annual reporting period ended December 31, 2010. The Company adopted this statement on December 31, 2010 with no impact on its financial position or results of operations except for additional financial statement disclosures. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings (TDRs) in Update No. 2010-20”, which temporarily defers the effective date in ASU 2010-20 for disclosures about TDRs by creditors until the FASB finalizes its project on determining what constitutes a TDR for a creditor. In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which adds clarification to ASC 310 about which loan modifications constitute TDRs. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. ASU 2011-02 will be effective for the Company for the interim reporting period ending September 30, 2011. The Company cannot currently quantify with precision the effect that this standard will have on the financial position or results of operations in the future.

Presentation of Comprehensive Income In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05), which amends the FASB Standards Codification to allow the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company for the interim reporting period ending March 31, 2012. The Company does not expect this standard to have a material impact on its financial position or results of operations except for a change in presentation.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at June 30, 2011 and December 31, 2010 (in thousands):

	Six Months Ended June 30, 2011
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$7,944	$962	$3,807	$12,713	$2,000,198	$2,012,911
Commercial – credit card	747	393	—	1,140	95,405	96,545
Real estate:
Real estate – construction	1,168	144	605	1,917	130,485	132,402
Real estate – commercial	4,553	1,845	3,416	9,814	1,327,393	1,337,207
Real estate – residential	2,557	708	1,033	4,298	196,007	200,305
Real estate – HELOC	643	—	238	881	502,050	502,931
Consumer:
Consumer – credit card	2,769	2,782	5,110	10,661	305,479	316,140
Consumer – other	3,229	587	1,075	4,891	123,402	128,293
Leases	—	—	—	—	4,569	4,569

Total loans	$23,610	$7,421	$15,284	$46,315	$4,684,988	$4,731,303

	Year Ended December 31, 2010
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$9,585	$204	$11,345	$21,134	$1,915,918	$1,937,052
Commercial – credit card	1,391	296	—	1,687	82,857	84,544
Real estate:
Real estate – construction	674	262	600	1,536	126,984	128,520
Real estate – commercial	10,682	340	6,753	17,775	1,277,122	1,294,897
Real estate – residential	4,802	153	1,094	6,049	187,108	193,157
Real estate – HELOC	1,318	62	75	1,455	474,602	476,057
Consumer:
Consumer – credit card	3,892	3,731	4,424	12,047	310,161	322,208
Consumer – other	1,745	432	634	2,811	137,382	140,193
Leases	—	—	—	—	7,055	7,055

Total loans	$34,089	$5,480	$24,925	$64,494	$4,519,189	$4,583,683

The Company sold $103.0 million and $87.6 million of loans during the six month periods ended June 30, 2011 and June 30, 2010, respectively. The Company has ceased the recognition of interest on loans with a carrying value of $15.3 million and $24.9 million at June 30, 2011 and December 31, 2010, respectively. Restructured loans totaled $0.1 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively. Loans 90 days past due and still accruing interest amounted to $7.4 million and $5.5 million at June 30, 2011 and December 31, 2010, respectively. There was an insignificant amount of interest recognized on impaired loans during 2011 and 2010.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at June 30, 2011 and December 31, 2010 (in thousands):

Corporate Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate- construction
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Non-watch list	$1,860,562	$1,718,691	$128,571	$127,709
Watch	60,212	77,201	3,146	—
Special Mention	32,200	48,915	44	44
Substandard	59,937	92,245	641	767

Total	$2,012,911	$1,937,052	$132,402	$128,520

	Real estate - commercial
	June 30, 2011	December 31, 2010
Non-watch list	$1,224,958	$1,196,679
Watch	20,223	18,917
Special Mention	34,575	34,006
Substandard	57,451	45,295

Total	$1,337,207	$1,294,897

Corporate Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate- residential
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Performing	$96,152	$82,857	$198,564	$201,522
Non-performing	393	1,687	1,741	6,049

Total	$96,545	$84,544	$200,305	$207,571

	Real estate - HELOC		Consumer – credit card
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Performing	$502,693	$474,602	$308,248	$314,053
Non-performing	238	1,455	7,892	8,155

Total	$502,931	$476,057	$316,140	$322,208

	Consumer - other		Leases
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Performing	$126,631	$139,127	$4,569	$7,055
Non-performing	1,662	1,066	—	—

Total	$128,293	$140,193	$4,569	$7,055

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s judgment of losses within the Company’s loan portfolio as of the balance sheet date. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Accordingly, the methodology is based on historical loss trends adjusted for the current environment. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS (in thousands)

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$36,171	$22,363	$14,173	$11	$72,718
Charge-offs	(2,884)	(391)	(3,913)	—	(7,188)
Recoveries	225	15	1,072	—	1,312
Provision	2,092	899	2,609	—	5,600

Ending Balance	$35,604	$22,886	$13,941	$11	$72,442

	Six Months Ended June 30, 2011
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$39,138	$18,557	$16,243	$14	$73,952
Charge-offs	(8,084)	(458)	(8,312)	—	(16,854)
Recoveries	376	15	2,253	—	2,644
Provision	4,174	4,772	3,757	(3)	12,700

Ending Balance	$35,604	$22,886	$13,941	$11	$72,442

Ending Balance: individually evaluated for impairment	$1,861	$1,115	$—	$—	$2,976
Ending Balance: collectively evaluated for impairment	33,743	21,771	13,941	11	69,466
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,109,456	$2,172,845	$444,433	$4,569	$4,731,303
Ending Balance: individually evaluated for impairment	5,571	5,376	78	—	11,025
Ending Balance: collectively evaluated for impairment	2,103,885	2,167,469	444,355	4,569	4,720,278
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

This table provides a rollforward of the allowance for loan losses for the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Beginning allowance	$67,442	64,139
Additions (deductions):
Charge-offs	(6,357)	(12,364)
Recoveries	925	1,925

Net charge-offs	(5,432)	(10,439)

Provision charged to expense	8,100	16,410

Ending allowance	$70,110	70,110

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2011 and December 31, 2010 (in thousands):

	Six Months Ended June 30, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$7,090	$3,629	$1,942	$5,571	$1,861	$8,083
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	8	8	—	8	—	5
Real estate – commercial	4,525	2,159	1,333	3,492	1,060	6,027
Real estate – residential	2,135	932	944	1,876	55	1,781
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	78	78	—	78	—	31
Leases	—	—	—	—	—	—

Total	$13,836	$6,806	$4,219	$11,025	$2,976	$15,927

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Year Ended December 31, 2010
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$13,497	$10,180	$1,733	$11,913	$798	$15,426
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	121
Real estate – commercial	7,415	439	6,612	7,051	1,475	4,092
Real estate – residential	2,071	612	1,223	1,835	287	2,535
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	15	15	—	15	—	6
Leases	—	—	—	—	—	—

Total	$22,998	$11,246	$9,568	$20,814	$2,560	$22,180

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$180,104	$2,392	$—	$182,496
U.S. Agencies	1,894,726	15,879	(1,399)	1,909,206
Mortgage-backed	1,902,410	44,240	(2,409)	1,944,241
State and political subdivisions	1,406,985	29,573	(1,445)	1,435,113
Corporates	39,145	116	(18)	39,243

Total	$5,423,370	$92,200	$(5,271)	$5,510,299

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$482,912	$3,801	$—	$486,713
U.S. Agencies	1,994,696	12,567	(6,965)	2,000,298
Mortgage-backed	1,813,023	33,718	(13,266)	1,833,475
State and political subdivisions	1,252,067	18,347	(8,139)	1,262,275
Corporates	30,453	7	(174)	30,286

Total	$5,573,151	$68,440	$(28,544)	$5,613,047

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at June 30, 2011 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$725,515	$730,195
Due after 1 year through 5 years	2,367,156	2,400,084
Due after 5 years through 10 years	393,370	401,129
Due after 10 years	34,919	34,650

Total	3,520,960	3,566,058
Mortgage-backed securities	1,902,410	1,944,241

Total securities available for sale	$5,423,370	$5,510,299

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2011, proceeds from the sales of securities available for sale were $884.3 million compared to $416.9 million for the same period in 2010. Securities transactions resulted in gross realized gains of $13.6 million and $6.7 million for the six months ended June 30, 2011 and 2010. The gross realized losses for the six months ended June 30, 2011 and 2010 were $0.1 million and $0.2 million, respectively.

Trading Securities

The net unrealized gains on trading securities at June 30, 2011 and June 30, 2010 were $746.9 thousand and $281.0 thousand respectively, and were included in trading and investment banking income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$69,393	$5,327	$—	$74,720

December 31, 2010
State and political subdivisions	$63,566	$5,186	$—	$68,752

The following table presents contractual maturity information for securities held to maturity at June 30, 2011 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$3,738	$4,025
Due after 1 year through 5 years	10,392	11,190
Due after 5 years through 10 years	7,038	7,578
Due after 10 years	48,225	51,927

Total securities held to maturity	$69,393	$74,720

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first six months of 2011 and 2010.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Securities available for sale and held to maturity with a market value of $4.0 billion at June 30, 2011, and $4.6 billion at December 31, 2010, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 (in thousands).

June 30, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	209,587	(1,399)	—	—	209,587	(1,399)
Federal agency mortgage backed securities	320,001	(2,409)	—	—	320,001	(2,409)
Municipal securities	165,544	(1,405)	5,039	(40)	170,583	(1,445)
Corporates	8,597	(18)	—	—	8,597	(18)

Total temporarily-impaired debt securities available for sale	$703,729	$(5,231)	$5,039	$(40)	$708,768	$(5,271)

December 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	515,230	(6,965)	—	—	515,230	(6,965)
Federal agency mortgage backed securities	541,061	(13,266)	—	—	541,061	(13,266)
Municipal securities	374,350	(8,139)	—	—	374,350	(8,139)
Corporates	26,774	(174)	—	—	26,774	(174)

Total temporarily-impaired debt securities available for sale	$1,457,415	$(28,544)	$—	$—	$1,457,415	$(28,544)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2011 and December 31, 2010 by operating segment are as follows (in thousands):

	Commercial Financial Services	Institutional Financial Services	Personal Financial Services	Total
Balances as of January 1, 2010	$42,845	$51,339	$37,172	$131,356
Prairie Capital Management, LLC acquired during period	—	—	32,228	32,228
Reams Asset Management, LLC acquired during period	—	47,530	—	47,530

Balances as of December 31,2010	$42,845	$98,869	$69,400	$211,114

Balances as of January 1, 2011	$42,845	$98,869	$69,400	$211,114

Balances as of June 30, 2011	$42,845	$98,869	$69,400	$211,114

Following are the intangible assets that continue to be subject to amortization as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$27,684	$8,813
Customer relationships	105,410	23,984	81,426
Other intangible assets	3,248	1,355	1,893

Total intangible assets	$145,155	$53,023	$92,132

	As of December 31, 2010
Core deposit intangible assets	$36,497	$26,700	$9,797
Customer relationships	97,410	17,169	80,241
Other intangible assets	3,247	988	2,259

Total intangible assets	$137,154	$44,857	$92,297

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Aggregate amortization expense	$4,159	$2,442	$8,165	$4,533

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Estimated amortization expense of intangible assets on future years (in thousands):

For the six months ended December 31, 2011	$7,933
For the year ended December 31, 2012	14,837
For the year ended December 31, 2013	13,390
For the year ended December 31, 2014	12,317
For the year ended December 31, 2015	9,722

7. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three and six months ended June 30, 2011 and 2010 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Change in unrealized holding gains, net	$62,003	$38,585	$60,513	$37,914
Less: Reclassification adjustments for gains included in income	(6,023)	(1,136)	(13,480)	(6,518)

Net unrealized holding gains	55,980	37,449	47,033	31,396
Income tax expense	(20,679)	(13,702)	(17,387)	(11,472)

Other comprehensive income	$35,301	$23,747	$29,646	$19,924

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30, 2011	December 31, 2010
Commitments to extend credit for loans (excluding credit card loans)	$1,874,403	$1,729,011
Commitments to extend credit under credit card loans	2,028,506	1,970,508
Commercial letters of credit	2,696	3,537
Standby letters of credit	349,716	308,154
Futures contracts	27,000	22,400
Forward foreign exchange contracts	23,093	3,685
Spot foreign exchange contracts	6,713	2,608

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

During 2010, two suits were filed against UMB Bank, N.A. (the “Bank”) in Missouri state court alleging that the Bank’s deposit account posting practices resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. Both suits sought class-action status for the Bank’s Missouri customers who may have been similarly affected. The Bank removed the first of the two suits (Johnson, et. al. vs. UMB Bank N.A.) to the U.S. District Court for the Western District of Missouri. The action was then transferred to the multidistrict litigation in the U.S. District Court for the Southern District of Florida, where similar claims against other financial institutions are pending. The second suit (Allen, et. al. vs. UMB Bank N.A., et. al.) was also filed in Missouri state court by another Bank customer alleging substantially identical facts. The Allen suit was subsequently amended to add the Company and all of its other bank subsidiaries as defendants, and to seek to include customers of all of the defendant banks in a class action. During the first quarter of 2011, a third suit (Downing vs. UMB Bank N.A., et. al.) was filed in the U.S. District Court for the Western District of Oklahoma by another bank customer alleging similar facts and also seeking class action status. On May 10, 2011, the Company began mediation with the plaintiffs in the Allen suit, and on May 13, 2011, the Company and all of its bank subsidiaries entered into an agreement to settle the Allen suit. To resolve the litigation, and without admitting any wrongdoing, the Company agreed to establish a $7.8 million escrow settlement fund, and recognized the related expense in its consolidated statements of income for the period ended June 30, 2011. The settlement is subject to approval by the Circuit Court of Jackson County, Missouri, and a fairness hearing has been scheduled for October 31, 2011.

9. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2011.

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

Institutional Financial Services is a combination of Banking Services, Fund Services, and Asset Management services provided to institutional clients. This segment also includes consumer and commercial credit card services in addition to healthcare services, mutual fund cash management, and international payments. Institutional Financial Services includes businesses such as the Company’s institutional investment services functions, Scout Investment Advisors, UMB Fund Services, corporate trust and escrow services as well as correspondent banking, investment banking, and UMB Healthcare Services. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Fed funds transactions. UMB Fund Services provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody and alternative investment services.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Treasury and Other Adjustments includes asset and liability management activities and miscellaneous other items of a corporate nature not allocated to specific business lines. The assets within this segment include the Company’s investment portfolio. Corporate eliminations are also allocated to this segment.

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30,
	Commercial Financial Services		Institutional Financial Services
	2011	2010	2011	2010
Net interest income	$40,729	$37,922	$13,600	$13,388
Provision for loan losses	2,699	2,765	2,453	4,960
Noninterest income	9,436	9,304	65,903	54,316
Noninterest expense	30,318	29,578	59,507	48,684

Income before income taxes	$17,148	$14,883	$17,543	$14,060

Average assets	$4,602,000	$3,500,000	$898,000	$754,000
Depreciation and amortization	2,192	2,301	5,238	3,726
Expenditures for additions to premises and equipment	1,722	1,659	4,044	3,251

	Personal Financial Services		Treasury and Other Adjustments
	2011	2010	2011	2010
Net interest income	$25,674	$26,324	$(85)	$34
Provision for loan losses	449	375	(1)	—
Noninterest income	26,388	24,085	6,129	1,395
Noninterest expense	47,885	44,632	7,871	3,228

Income before income taxes	$3,728	$5,402	$(1,826)	$(1,799)

Average assets	$961,000	$761,000	$5,902,000	$5,841,000
Depreciation and amortization	3,341	3,043	425	439
Expenditures for additions to premises and equipment	3,366	2,284	(1,109)	204

	Total Consolidated Company
	2011	2010
Net interest income	$79,918	$77,668
Provision for loan losses	5,600	8,100
Noninterest income	107,856	89,100
Noninterest expense	145,581	126,122

Income before income taxes	$36,593	$32,546

Average assets	$12,363,000	$10,856,000
Depreciation and amortization	11,196	9,509
Expenditures for additions to premises and equipment	8,023	7,398

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Six Months Ended June 30,
	Commercial Financial Services		Institutional Financial Services
	2011	2010	2011	2010
Net interest income	$79,892	$76,296	$26,905	$24,806
Provision for loan losses	7,247	5,623	4,853	9,716
Noninterest income	19,180	18,363	130,696	105,068
Noninterest expense	60,752	59,262	115,229	93,955

Income before income taxes	$31,073	$29,774	$37,519	$26,203

Average assets	$4,574,000	$3,506,000	$963,000	$685,000
Depreciation and amortization	4,519	4,756	10,288	7,061
Expenditures for additions to premises and equipment	2,680	2,108	7,471	4,985

	Personal Financial Services		Treasury and Other Adjustments
	2011	2010	2011	2010
Net interest income	$51,200	$52,286	$369	$53
Provision for loan losses	601	1,071	(1)	—
Noninterest income	52,236	46,548	13,494	5,527
Noninterest expense	95,297	86,626	9,819	3,632

Income before income taxes	$7,538	$11,137	$4,045	$1,948

Average assets	$980,000	$769,000	$5,967,000	$5,973,000
Depreciation and amortization	6,740	5,968	854	894
Expenditures for additions to premises and equipment	6,150	3,186	(1,091)	215

	Total Consolidated Company
	2011	2010
Net interest income	$158,366	$153,441
Provision for loan losses	12,700	16,410
Noninterest income	215,606	175,506
Noninterest expense	281,097	243,475

Income before income taxes	$80,175	$69,062

Average assets	$12,484,000	$10,934,000
Depreciation and amortization	22,401	18,679
Expenditures for additions to premises and equipment	15,210	10,494

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	Fair Value Measurement June 30, 2011 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	400	400	—	—
U.S. Agencies	13,851	13,851	—	—
Mortgage-backed	9,156	—	9,156	—
State and political subdivisions	6,319	—	6,319	—
Trading – other	13,554	13,419	135	—

Trading securities	43,280	27,670	15,610	—

U.S. Treasury	182,496	182,496	—	—
U.S. Agencies	1,909,206	1,909,206	—	—
Mortgage-backed	1,944,241	—	1,944,241	—
State and political subdivisions	1,435,113	—	1,435,113	—
Corporates	39,243	39,243	—	—

Available for sale securities	5,510,299	2,130,945	3,379,354	—

Total	5,553,579	2,158,615	3,394,964	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	December 31, 2010	Fair Value Measurement at December 31, 2010 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	16,632	16,632	—	—
Mortgage-backed	7,521	—	7,521	—
State and political subdivisions	5,336	—	5,336	—
Trading – other	12,591	12,591	—	—

Trading securities	42,480	29,623	12,857	—

U.S. Treasury	486,713	486,713	—	—
U.S. Agencies	2,000,298	2,000,298	—	—
Mortgage-backed	1,833,475	—	1,833,475	—
State and political subdivisions	1,262,275	—	1,262,275	—
Corporates	30,286	30,286	—	—

Available for sale securities	5,613,047	2,517,297	3,095,750	—

Total	$5,655,527	$2,546,920	$3,108,607	$—

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	Fair Value Measurement at June 30, 2011 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,242	$—	$—	$1,242
Other real estate owned	4,197	—	—	4,197

Total	$5,439	$—	$—	$5,439

	December 31, 2010	Fair Value Measurement at December 31, 2010 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,008	$—	$—	$7,008
Other real estate owned	4,387	—	—	4,387

Total	$11,395	$—	$—	$11,395

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

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2011 and December 31, 2010. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair values at June 30, 2011 are significant to the Company’s consolidated financial position.

The estimated fair value of the Company’s financial instruments at June, 30, 2011 and December 31, 2010 are as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,763.3	$1,763.3	$1,439.9	$1,439.9
Securities available for sale	5,510.3	5,510.3	5,613.0	5,613.0
Securities held to maturity	69.4	69.4	63.6	68.8
Federal Reserve Bank and other stock	22.5	22.5	23.0	23.0
Trading securities	43.3	43.3	42.5	42.5
Loans (exclusive of allowance for loan loss)	4,737.9	4,816.0	4,524.1	4,666.8
FINANCIAL LIABILITIES
Demand and savings deposits	8,514.6	8,514.6	7,334.7	7,334.7
Time Deposits	1,399.2	1,409.6	1,694.1	1,705.9
Federal funds and repurchase agreements	1,505.9	1,505.9	2,084.3	2,084.2
Short-term debt	23.7	23.7	35.2	35.2
Long-term debt	7.5	8.1	8.9	9.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		2.6		5.6
Commercial letters of credit		0.2		0.3
Standby letters of credit		1.1		2.0

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. The estimated market values have not been updated since June 30, 2011; therefore, current estimates of fair value may differ significantly from the amounts presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and six-month periods ended June 30, 2011. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to grow the Company’s fee-based businesses. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the second quarter of 2011, noninterest income increased $18.8 million, or 21.1 percent, for the three months ended June 30, 2011 compared to the same period in 2010. This increase is primarily attributed to increased trust and securities processing income of $15.0 million, or 38.9 percent, for the three months ended June 30, 2011 compared to the same period in 2010. Bankcard fees increased $2.6 million, or 18.4 percent, compared to the second quarter of 2010 from increased processing fee income. Gains of $6.0 million on securities available for sale were recognized in the second quarter of 2011 compared to $1.1 million during the same period in 2010.

The second strategy is a focus on net interest income through loan and deposit growth. This is not just a growth strategy and includes a focus on rate, volume and mix. Net interest income increased $2.3 million, or 2.9 percent, compared to the same period in 2010. Average earning assets increased by $1.4 billion, or 14.0 percent, compared to the second quarter of 2010. This increase was due to a $791.0 million, or 16.1 percent, increase in average total securities, including trading securities and a $305.2 million, or 6.9 percent, increase in average loans. Average total deposits increased $1.2 billion, or 14.9 percent, compared to second quarter of 2010, which positions the Company well to fund customer credit needs when the demand for loans increases.

The third strategy is a focus on improving operating efficiencies. Repositioning and increasing utilization of our distribution network remains a priority. The Company continues to emphasize increasing its customer base by providing a broad offering of services through our existing network. These efforts have resulted in the total deposits growth previously discussed. The Company’s efficiency ratio for the quarter was 75.8 percent in 2011 and 73.9 percent in 2010. Throughout 2010, the Company invested in technological advances that will help management drive operating efficiencies through improved data analysis and automation. On January 3, 2011, the Company converted to a new financial and human resource software that is integrated and enterprise wide. In addition to the use of automation technology, the Company will continue to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. As of June 30, 2011, UMB had total shareholders’ equity of $1.1 billion, an increase of 6.0 percent over June 30, 2010. The Company repurchased 48,695 shares at an average price of $41.27 per share during the second quarter of 2011.

Earnings Summary

The Company recorded consolidated net income of $26.3 million for the three-month period ended June 30, 2011, compared to $23.0 million for the same period a year earlier. This represents a 14.4 percent increase over the three-month period ended June 30, 2010. Basic earnings per share for the second quarter of 2011 were $0.66 per share ($0.65 per share fully-diluted) compared to $0.57 per share ($0.57 per share fully-diluted) for the second quarter of 2010. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2011 were 0.85 and 9.59 percent, respectively, compared to 0.85 and 8.77 percent for the three-month period ended June 30, 2010.

The Company recorded consolidated net income of $57.2 million for the six-month period ended June 30, 2011, compared to $49.2 million for the same period a year earlier. This represents a 16.3 percent increase over the six-month period ended June 30, 2010. Basic earnings per share for the six-month period ended June 30, 2011 were $1.43 per share ($1.42 per share fully-diluted) compared to $1.23 per share ($1.22 per share fully-diluted) for the period in 2010. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2011 were 0.92 and 10.47 percent, respectively, compared to 0.91 and 9.50 percent for the same period in 2010.

Net interest income for the three and six-month periods ended June 30, 2011 increased $2.3 million, or 2.9 percent, and $4.9 million, or 3.2 percent, respectively, compared to the same period in 2010. These increases are primarily due to the reduced level of interest expense on deposits. For the three-month period ended June 30, 2011, average earning assets increased by $1.4 billion, or 14.0 percent, and for the six-month period ended June 30, 2011, they increased by $1.6 billion, or 14.2 percent, compared to the same periods in 2010. Net interest margin, on a tax-equivalent basis, decreased to 2.98 percent and 2.94 percent for the three and six-months periods ended June 30, 2011, compared to 3.29 percent and 3.24 percent for the same periods in 2010. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses decreased by $2.5 million and $3.7 million for the three and six-month periods ended June 30, 2011, compared to the same periods in 2010. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the decreased provision, the allowance for loan losses as a percentage of total loans decreased by 5 basis points to 1.53 percent as of June 30, 2011, compared to June 30, 2010. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2010 Annual Report on Form 10-K.

Noninterest income increased by $18.8 million, or 21.1 percent, for the three-month period ended June 30, 2011 and increased by $40.1 million, or 22.9 percent, for the six-month period ended June 30, 2011, compared to the same periods one year ago. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $19.5 million, or 15.4 percent, for the three-month period ended June 30, 2011, and increased by $37.6 million, or 15.5 percent, for the six-month period ended June 30, 2011, compared to the same periods in 2010. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended June 30, 2011, net interest income increased $2.3 million, or 2.9 percent, compared to the same period in 2010. For the six-month period ended June 30, 2011, net interest income increased $4.9 million, or 3.2 percent, compared to the same period in 2010.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated in this table, net interest spread for the three months ended June 30, 2011 decreased by 25 basis points and net interest margin decreased by 31 basis points compared to the same period in 2010. Net interest spread for the six months ended June 30, 2011 decreased by 23 basis points and net interest margin decreased by 30 basis points compared to the same period in 2010. These results are primarily due to an unfavorable rate variance on loans and securities, offset by a favorable volume variance on earning assets. The combined impact of these variances has led to decreases in interest expense and flat interest income, or an increase in the Company’s net interest income as compare to results one year ago.

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

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.06 percent for the three-month period ended June 30, 2011 and 3.50 percent for the same period in 2010. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.03 percent for the six-month period ended June 30, 2011 and 3.47 percent for the same period in 2010.

	Three Months Ended June 30,
	2011		2010
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,723,668	4.68%	$4,418,479	5.08%
Securities:
Taxable	4,281,896	2.07	3,909,296	2.31
Tax-exempt	1,386,995	3.65	977,538	4.47

Total securities	5,668,891	2.46	4,886,834	2.74
Federal funds and resell agreements	16,392	0.32	43,402	0.43
Interest-bearing due from banks	872,967	0.39	551,402	0.75
Trading	49,313	1.98	40,399	1.92

Total earning assets	11,331,231	3.22	9,940,516	3.66
Allowance for loan losses	(72,759)		(67,991)
Other assets	1,104,871		983,600

Total assets	$12,363,343		$10,856,125

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,307,790	0.39%	$5,510,102	0.62%
Federal funds and repurchase agreements	1,513,263	0.11	1,345,516	0.15
Borrowed funds	37,638	0.75	46,154	0.87

Total interest-bearing liabilities	7,858,691	0.34	6,901,772	0.53
Noninterest-bearing demand deposits	3,211,035		2,771,267
Other liabilities	167,196		131,067
Shareholders’ equity	1,126,421		1,052,019

Total liabilities and shareholders’ equity	$12,363,343		$10,856,125

Net interest spread		2.88%		3.13%
Net interest margin		2.98		3.29

	Six Months Ended June 30,
	2011		2010
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,678,376	4.71%	$4,391,601	5.03%
Securities:
Taxable	4,285,300	2.09	3,823,603	2.44
Tax-exempt	1,356,326	3.74	979,218	4.58

Total securities	5,641,626	2.49	4,802,821	2.88
Federal funds and resell agreements	21,128	0.27	65,854	0.33
Interest-bearing due from banks	1,073,415	0.38	748,294	0.63
Trading	52,055	2.06	38,308	1.84

Total earning assets	11,466,600	3.19	10,046,878	3.63
Allowance for loan losses	(73,921)		(66,499)
Other assets	1,091,142		953,165

Total assets	$12,483,821		$10,933,544

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,371,292	0.41%	$5,587,925	0.65%
Federal funds and repurchase agreements	1,667,817	0.13	1,367,838	0.14
Borrowed funds	36,830	1.43	46,934	1.55

Total interest-bearing liabilities	8,075,939	0.35	7,002,697	0.56
Noninterest-bearing demand deposits	3,139,381		2,759,309
Other liabilities	167,101		127,346
Shareholders’ equity	1,101,400		1,044,192

Total liabilities and shareholders’ equity	$12,483,821		$10,933,544

Net interest spread		2.84%		3.07%
Net interest margin		2.94		3.24

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest-free funds (total earning assets less interest-bearing liabilities) increased $433.8 million for the three-month period ended June 30, 2011 compared to the same period in 2010 and increased $346.5 million for the six-month period ended June 30, 2011 compared to the same period in 2010, the benefit from interest free funds declined by 6 basis points from the three months ended June 30, 2010, and declined by 7 basis points from the six months ended June 30, 2010, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2011 vs 2010			Six Months Ended June 30, 2011 vs 2010
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$3,590	$(4,433)	$(843)	$6,684	$(7,021)	$(337)
Securities:
Taxable	1,921	(2,340)	(419)	4,782	(6,672)	(1,890)
Tax-exempt	3,417	(2,163)	1,254	6,506	(4,331)	2,175
Federal funds sold and resell agreements	(21)	(13)	(34)	(59)	(22)	(81)
Interest-bearing due from banks	311	(500)	(189)	607	(952)	(345)
Trading	43	6	49	106	62	168

Interest income	9,261	(9,443)	(182)	18,626	(18,936)	(310)
Change in interest incurred on:
Interest-bearing deposits	779	(3,078)	(2,299)	1,577	(6,833)	(5,256)
Federal funds purchased and repurchase agreements	44	(149)	(105)	192	(74)	118
Borrowed funds	(16)	(14)	(30)	(72)	(25)	(97)

Interest expense	807	(3,241)	(2,434)	1,697	(6,932)	(5,235)

Net interest income	$8,454	$(6,202)	$2,252	$16,929	$(12,004)	$4,925

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Average earning assets	$11,331,231	$9,940,516	$1,390,715	$11,466,600	$10,046,878	$1,419,722
Average interest-bearing liabilities	7,858,691	6,901,772	956,919	8,075,939	7,002,697	1,073,242

Average interest free funds	$3,472,540	$3,038,744	$433,796	$3,390,661	$3,044,181	$346,480

Free funds ratio (free funds to earning assets)	30.65%	30.57%	.08%	29.57%	30.30%	(0.73)%
Tax-equivalent yield on earning assets	3.22	3.66	(0.44)%	3.19%	3.63%	(0.44)%
Cost of interest-bearing liabilities	0.34	0.53	(0.19)	0.35	0.56	(0.21)

Net interest spread	2.88%	3.13%	(0.25)%	2.84%	3.07%	(0.23)%
Benefit of interest-free funds	0.10	0.16	(0.06)	0.10	0.17	(0.07)

Net interest margin	2.98%	3.29%	(0.31)%	2.94%	3.24%	(0.30)%

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

Based on the factors above, management of the Company expensed $5.6 million and $12.7 million related to the provision for loan losses for the three and six-month periods ended June 30, 2011, compared to $8.1 million and $16.4 million for the same periods in 2010. As illustrated in Table 3 below, the ALL decreased to 1.53 percent of total loans as of June 30, 2011, compared to 1.58 percent of total loans as of the same period in 2010.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010. Net charge-offs were $14.2 million for the first six months of 2011, compared to $10.4 million for the same period in 2010. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Six Months Ended June 30,	Year Ended December 31,
2011	2010	2010
Allowance-January 1	$73,952	$64,139	$64,139
Provision for loan losses	12,700	16,410	31,510
Charge-offs:
Commercial	(8,084)	(3,069)	(6,644)
Consumer:
Bankcard	(7,146)	(7,498)	(15,606)
Other	(1,166)	(1,777)	(2,979)
Real estate	(458)	(20)	(258)

Total charge-offs	(16,854)	(12,364)	(25,487)

Recoveries:
Commercial	376	241	637
Consumer:
Bankcard	1,433	609	1,327
Other	820	1,074	1,797
Real estate	15	1	29

Total recoveries	2,644	1,925	3,790

Net charge-offs	(14,210)	(10,439)	(21,697)

Allowance-end of period	72,442	70,110	73,952
Average loans, net of unearned interest	$4,664,252	$4,376,529	$4,478,377
Loans at end of period, net of unearned interest	4,731,303	4,448,418	4,583,683
Allowance to loans at end of period	1.53%	1.58%	1.61%
Allowance as a multiple of net charge-offs	2.53	x	3.33	x	3.41	x
Net charge-offs to:
Provision for loan losses	111.89%	63.62%	68.86%
Average loans	0.61	0.48	0.48

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Trust and securities processing	$53,635	$38,615	$15,020	38.90%
Trading and investment banking	6,478	5,530	948	17.14
Service charges on deposit accounts	18,181	20,163	(1,982)	(9.83)
Insurance fees and commissions	1,165	1,287	(122)	(9.48)
Brokerage fees	2,573	1,598	975	61.01
Bankcard fees	16,545	13,979	2,566	18.36
Gains on sales of securities available for sale, net	6,023	1,136	4,887	430.19
Other	3,256	6,792	(3,536)	(52.03)

Total noninterest income	$107,856	$89,100	$18,756	21.05%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Trust and securities processing	$105,363	$74,187	$31,176	42.02%
Trading and investment banking	15,497	12,557	2,940	23.41
Service charges on deposits	36,789	40,683	(3,894)	(9.57)
Insurance fees and commissions	2,368	2,986	(618)	(20.70)
Brokerage fees	4,914	2,934	1,980	67.48
Bankcard fees	30,987	25,998	4,989	19.19
Gains on sales of securities available for sale, net	13,480	6,518	6,962	106.81
Other	6,208	9,643	(3,435)	(35.62)

Total noninterest income	$215,606	$175,506	$40,100	22.85%

Fee-based, or noninterest income (summarized in Table 4), increased by $18.8 million, or 21.1 percent, during the three months ended June 30, 2011, and increased by $40.1 million, or 22.9 percent, during the six months ended June 30, 2011, compared to the same periods in 2010.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees for the three and six-month periods compared to the same periods last year was primarily due to changes in the following three categories of income. Fee income from the Scout Funds for the three and six-month periods ended June 30, 2011, increased by $4.7 million, or 39.1 percent, and by $9.4 million, or 41.9 percent, respectively. Fund administration and custody services fees for the three and six-month periods ended June 30, 2011, increased by $2.6 million, or 16.3 percent, and $4.9 million, or 16.1 percent, respectively. Institutional and personal investment management services fees for the three and six-month periods ended June 30, 2011, increased by $7.5 million, or 791.3 percent, and $14.5 million, or 704.6 percent, respectively. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels, which lead to increased inflows into the Scout Funds.

Bankcard fees increased by $2.6 million, or 18.4 percent, and by $5.0 million, or 19.2 percent for the three and six months ended June 30, 2011, compared to the same periods one year ago. This increase is directly associated with the acquisition of credit card portfolios during the period.

During the three and six-month periods ended June 30, 2011, $6.0 million and $13.5 million in pre-tax gains were recognized on the sales of securities available for sale. These sales are part of an objective to monitor and control the Company’s interest rate sensitivity in an anticipated rising interest rate environment.

Other noninterest income decreased $3.5 million, or 52.0 percent, for the three months ended June 30, 2011, and by $3.4 million, or 35.6 percent, for the six months ended June 30, 2011, compared to the same period in 2010. This decrease is attributable to the pre-tax gain of $3.5 million on the sale of art, which was contributed to a charitable foundation during the second quarter of 2010 (see other non-interest expense below).

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Salaries and employee benefits	$72,922	$63,552	$9,370	14.74%
Occupancy, net	9,579	8,924	655	7.34
Equipment	10,774	11,213	(439)	(3.92)
Supplies and services	5,577	4,680	897	19.17
Marketing and business development	5,158	4,430	728	16.43
Processing fees	13,319	11,214	2,105	18.77
Legal and consulting	4,075	2,770	1,305	47.11
Bankcard	4,219	4,360	(141)	(3.23)
Amortization of other intangible assets	4,159	2,442	1,717	70.31
Regulatory fees	2,394	3,516	(1,122)	(31.91)
Class action litigation settlement	7,800	—	7,800	100.00
Other	5,605	9,021	(3,416)	(37.87)

Total noninterest expense	$145,581	$126,122	$19,459	15.43%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Salaries and employee benefits	$145,821	$125,805	$20,016	15.91%
Occupancy, net	19,184	17,844	1,340	7.51
Equipment	21,710	22,083	(373)	(1.69)
Supplies and services	11,157	9,387	1,770	18.86
Marketing and business development	9,280	8,135	1,145	14.07
Processing fees	25,492	22,242	3,250	14.61
Legal and consulting	6,692	4,392	2,300	52.37
Bankcard	8,072	7,550	522	6.91
Amortization of other intangible assets	8,165	4,533	3,632	80.12
Regulatory fees	6,111	6,754	(643)	(9.52)
Class action litigation settlement	7,800	—	7,800	100.00
Other	11,613	14,750	(3,137)	(21.27)

Total noninterest expense	$281,097	$243,475	$37,622	15.45%

Noninterest expense increased by $19.5 million, or 15.4 percent, for the three months ended June 30, 2011, and by $37.6 million, or 15.5 percent, for the six months ended June 30, 2011, compared to the same period in 2010. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $9.4 million, or 14.7 percent, for the three months ended June 30, 2011, and by $20.0 million, or 15.9 percent, for the six months ended June 30, 2011, compared to the same period in 2010. These increases are primarily due to higher base salary, commission, and health insurance costs. Salaries increased by $4.3 million, or 10.3 percent, and $8.9 million, or 10.9 percent, for the three and six months ended June 30, 2011, compared to the same periods in 2010. Commissions and bonuses increased by $4.6 million, or 39.3 percent, and $7.5 million, or 32.9 percent, for the three and six months ended June 30, 2011, compared to the same periods in 2010. More than 40 percent of these increases are directly attributable to salaries and benefits acquired from acquisitions conducted in the last two quarters of 2010.

Processing fees increased $2.1 million, or 18.8 percent, for the three months ended June 30, 2011, and by $3.3 million, or 14.6 percent, for the six months ended June 30, 2011, compared to the same period in 2010. This increase, which is correlated to the increase in trust and securities processing income noted above, is due to increased third party custodian fees related to international transactions from mutual fund clients and fees paid by the advisor to third-party distributors of the Scout Funds.

During the second quarter of 2011, the Company and its subsidiaries, UMB Bank, n.a., UMB Bank Colorado, n.a., UMB Bank Arizona, n.a., and UMB National Bank of America entered into an agreement to settle a class action lawsuit, filed in Missouri, in November 2010 and amended in May 2011, arising from the Company’s consumer personal deposit account posting practices, which allegedly resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. While admitting no wrongdoing, in order to fully and finally resolve the litigation and avoid any further expense and distraction caused by the litigation, the Company established a $7.8 million escrow fund in accordance with this agreement.

Other noninterest expense decreased $3.4 million, or 37.8 percent, for the three months ended June 30, 2011, and by $3.1 million, or 21.3 percent, for the six months ended June 30, 2011, compared to the same period in 2010. This increase is attributable to the contribution of $3.5 million in proceeds from the sale of art to a charitable foundation during the second quarter of 2010.

Income Tax Expense

The effective tax rate is 28.7 percent for the six months ended June 30, 2011, compared to 28.8 percent for the same period in 2010.

Strategic Lines of Business

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment
Commercial Financial Services	$17,148	$14,842	$31,073	$29,705
Institutional Financial Services	17,543	14,194	37,519	26,479
Personal Financial Services	3,728	5,349	7,538	10,998
Treasury and Other Adjustments	(1,826)	(1,839)	4,045	1,880

Total Consolidated Company	$36,593	$32,546	$80,175	$69,062

Commercial Financial Services’ net income before taxes increased $1.3 million, or 4.4 percent, to $31.1 million from the prior year. The increase in net income was driven primarily by an increase net interest income and noninterest income, offset by a increase in noninterest expense and an increase in provision for loan losses. Total earning asset balances are up over the prior year by $289.6 million, or 8.4 percent; additionally, deposits and repurchase agreements increased by $772.3 million, or 22.5 percent. Net interest income increased by $3.6 million, or 4.7 percent, due to the balance sheet increases. Noninterest income increased $0.8 million, or 4.5 percent, due to increased fees from the sales of commercial credit cards, deposit service charges, and letters of credit. Noninterest expense increased by $1.5 million, or 2.5 percent, primarily due to an increase in allocated technology expenses. Provision for loan loss increased by $1.6 million, or 59.1 percent, primarily due to loan growth in this segment and additional allocation of provision to ensure the allowance for loan loss is maintained at an appropriate level given the inherent risk in the loan portfolio in this segment.

Institutional Financial Services’ net income before taxes increased $11.3 million, or 43.2 percent, to $37.5 million from the first six months of 2010. Noninterest income increased $25.8 million, net interest income increased $2.0 million, provision decreased by $4.9 million, offset by a $21.3 million increase in noninterest expense. Noninterest income increased due to a $9.4 million increase in advisory fees from Scout Investments, $4.9 million increase in fund administration and custody services income, $8.6 million increase in institutional management fee income and a $3.7 million increase in card services income. Fee income increased due largely to acquisitions and net inflows of $811.0 million for the year to date 2011. Fee income from new sales and market appreciation are the drivers of the increase in fund administration and alternative investments. Card services income increased due to increased sales volume in commercial card, healthcare services and consumer credit card. Salary and benefit expense increased $12.6 million related to the increase to staffing primarily due to acquisitions and growth in the fund servicing businesses. Amortization of intangibles expense increased by $2.7 million. Overhead and service cost allocations increased to this segment of $2.8 million primarily from processing, technology and occupancy costs. Net interest income increased by $2.0 million due to an increase in deposits of $497.4 million and loans of $17 million.

Personal Financial Services’ net income before taxes decreased by $3.6 million to $7.5 million compared to the prior year. Net interest income decreased $1.1 million, or 2.1 percent, over 2010. Overall loan balances were flat compared to the same period in 2010. Consumer loan balances decreased due to the continued runoff of the indirect automobile portfolio and was offset by the growth in home equity, commercial real estate, and residential real estate loan portfolios. Deposit balances have also increased in this segment compared to 2010, by $251.0 million, primarily in demand and money market accounts offset by decreases in time deposits. Noninterest income increased $5.7 million, or 12.2 percent, from 2010. This increase was due primarily to an increase in investment management fee income related to acquisitions and growth in trust fee income of $9.5 million. This increase was offset by a reduction in deposit service charges of $5.3 million driven by overdraft and insufficient fund fees. Noninterest expense increased $8.7 million, or 10.0 percent, over 2010. The increase was primarily due to an increase in salary and benefit costs of $5.1 million and increased amortization of intangibles related to acquisitions of $1.0 million. Overhead and service cost allocations increased to this segment of $2.8 million primarily from occupancy and technology costs.

The net income before tax for the Treasury and Other Adjustments category was $4.0 million for the first six months of 2011, compared to net loss before tax of $1.9 million for the same period in 2010.

Balance Sheet Analysis

Total assets of the Company as of June 30, 2011 increased $365.6 million, or 3.0 percent, compared to December 31, 2010 and increased $1.7 billion, or 15.4 percent, compared to June 30, 2010. The increase in total assets from June 2010 to June 2011 is a result of increased due from Federal Reserve balances of $792.0 million, or 177.4 percent, an increase in investment securities balances including trading securities of $593.0 million, or 11.7 percent, and an increase in loans of $282.9 million, or 6.4 percent. The increase in total assets from December to June is primarily result of increased due from Federal Reserve balances of $561.0 million, or 82.8 percent, offset by a decrease in securities purchased under agreements to resell of $189.6 million, or 82.1 percent. The overall increase in total assets is directly related to a corresponding increase in deposit balances of $1.5 billion, or 17.7 percent, when comparing June 30, 2010 to June 30, 2011 and $885.1 million, or 9.8 percent, when comparing December 31, 2010 to June 30, 2011. The increase from December 2010 to June 2011 is offset by a decrease in federal funds purchased and securities sold under agreement to repurchase of $578.4 million, or 27.8 percent, due to the run-off of seasonal public fund tax deposits, as such tax deposits are generally higher around the end of the calendar year.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31, 2010
	2011	2010
Total assets	$12,770,576	$11,062,280	$12,404,932
Loans, net of unearned interest	4,731,303	4,448,418	4,583,683
Total investment securities	5,645,483	5,052,514	5,742,104
Interest-bearing due from banks	1,371,431	718,410	848,598
Total earning assets	11,726,842	10,189,307	11,350,023
Total deposits	9,913,801	8,420,392	9,028,741
Total borrowed funds	1,537,206	1,438,804	2,128,446

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have increased $147.6 million, or 3.2 percent, compared to December 31, 2010 and increased $282.9 million, or 6.4 percent, at June 30, 2011 compared to June 30, 2010. The increase from December 31, 2010 is primarily a result of a $75.9 million, or 3.9 percent, increase in commercial loans, a $42.3 million, or 3.3 percent, increase in commercial real estate loans, and a $26.9 million, or 5.7 percent, increase in home equity loans. Compared to June 30, 2010, commercial loans increased $140.3 million, or 7.5 percent, commercial real estate increased $94.2 million, or 7.6 percent, home equity loans increased $42.4 million, or 9.2 percent, offset by a decrease in consumer loans of $31.3 million, or 19.6 percent.

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

Investment securities totaled $5.6 billion at June 30, 2011, compared to $5.1 billion at June 30, 2010, and $5.7 billion at December 31, 2010. Collateral pledging requirements for public funds, loan demand, and deposit funding are the primary factors impacting changes in the level of security holdings. Investment securities comprised 48.1 percent, 50.6 percent, and 49.6 percent, respectively, of the earning assets as of June 30, 2011, December 31, 2010, and June 30, 2010. There were $4.0 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at June 30, 2011.

Investment securities had an average tax-equivalent yield of 2.49 percent for the first six months of 2011 compared to 2.88 percent for the same period in 2010, or a decrease of 39 basis points. The average life of the securities portfolio was 34.9 months at June 30, 2011 compared to 28.7 months at December 31, 2010 and 23.8 months at June 30, 2010. The increase in average life from June 30, 2010 and December 31, 2010 was primarily related to an increase in the percentage of investments invested in the core portfolio resulting in a lower percentage of short term investments held compared to the same period last year due to excess liquidity being retained in the continued low rate environment.

Deposits and Borrowed Funds

Deposits increased $885.1 million, or 9.8 percent, from December 31, 2010 to June 30, 2011 and increased $1.5 billion, or 17.7 percent, from June 30, 2010. Noninterest-bearing deposits increased $929.70 million offset by decreased interest-bearing deposits of $44.6 million from December 31, 2010. Noninterest-bearing deposits increased $952.8 million and interest-bearing deposits increased $540.6 million from June 30, 2010. The increase in noninterest-bearing deposits from June 30, 2010 and December 31, 2010 came primarily from our public funds, mutual fund processing and treasury management businesses. The increase in interest-bearing deposits compared to June 30, 2010 is primarily related to increases in money market accounts.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund services in order to attract and retain additional core deposits. Management believes a strong core deposit composition is one of the Company’s key strengths given its competitive product mix.

Borrowed funds decreased $591.2 million from December 31, 2010. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds increased $98.4 million from June 30, 2010.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.5 billion at June 30, 2011, compared to $2.1 billion at December 31, 2010 and $1.4 billion at June 30, 2010. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.1 billion at June 30, 2011, a $72.1 million increase compared to December 31, 2010. The Company’s Board of Directors authorized, at its April 26, 2011, April 27, 2010, and April 21, 2009 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the six months ended June 30, 2011 and 2010, the Company acquired 82,032 shares and 132,334 shares, respectively, of its common stock under these plans. The Company has not made any purchases other than through these plans.

On July 26, 2011, the Board of Directors declared a dividend of $0.195 per share. The dividend will be paid on October 3, 2011 to shareholders of record on September 9, 2011.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.54 percent and total capital ratio of 12.63 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2011	2010	2011	2010
Return on average assets	0.85%	0.85%	0.92%	0.91%
Return on average equity	9.59	8.77	10.47	9.50
Average equity to assets	9.11	9.69	8.82	9.55
Tier 1 risk-based capital ratio	11.54	13.23	11.54	13.23
Total risk-based capital ratio	12.63	14.36	12.63	14.36
Leverage ratio	6.48	7.77	6.48	7.77

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2011	2010	2011	2010
Earnings basic	$0.66	$0.57	$1.43	$1.23
Earnings diluted	0.65	0.57	1.42	1.22
Cash dividends	0.195	0.185	0.390	0.370
Dividend payout ratio	29.55%	32.46%	27.27%	30.08%
Book value	$27.97	$26.42	$27.97	$26.42

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for loan losses, investments, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2010.

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of June 30, 2011 and 2010 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2011 Amount of change	June 30, 2010 Amount of change

300	$17,436	$7,450
200	11,458	4,903
100	6,175	2,442
Static	—	—
(100)	N/A	N/A

The Company is positioned close to neutral with respect to interest rate changes and slightly positive in rapidly rising rate environments at June 30, 2011. Large increases in interest rates are projected to cause increases in net interest income with smaller changes having little impact. Due to the already low interest rate environment interest rates on liabilities are so low that there is little room for further rate reductions. The Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Higher balances in short term liquid assets like Fed Funds have increased the company’s projected benefit in a rising rate environment. After adjusting for the beneficial impact of these assets the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months.

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

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $43.3 million as of June 30, 2011 compared to $42.5 million as of December 31, 2010.

Documentation of the methodology used in determining value at risk is maintained and reviewed in compliance banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of June 30, 2011 and December 31, 2010.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $7.8 million to $15.4 million at June 30, 2011, compared to June 30, 2010 and decreased $9.8 million, compared to December 31, 2010.

The Company had $6.7 million of other real estate owned as of June 30, 2011 compared to $6.7 million as of June 30, 2010 and $4.4 million as of December 31, 2010. Loans past due more than 90 days totaled $7.4 million as of June 30, 2011, compared to $14.6 million at June 30, 2010 and $5.5 million as of December 31, 2010.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $0.1 million of restructured loans at June 30, 2011, $2.0 million at June 30, 2010 and $0.2 million at December 31, 2010.

Table 10

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,				December 31,
	2011		2010		2010
Nonaccrual loans	$15,284		$21,130		$24,925
Restructured loans	99		2,009		217

Total nonperforming loans	15,383		23,139		25,142
Other real estate owned	6,696		6,737		4,387

Total nonperforming assets	$22,079		$29,876		$29,529

Loans past due 90 days or more	$7,421		$14,630		$5,480
Allowance for Loan Losses	72,442		70,110		73,952

Ratios
Nonperforming loans as a percent of loans	0.33%		0.52%		0.55%
Nonperforming assets as a percent of loans plus other real estate owned	0.47		0.67		0.64
Nonperforming assets as a percent of total assets	0.17		0.27		0.24
Loans past due 90 days or more as a percent of loans	0.16		0.33		0.12
Allowance for loan losses as a percent of loans	1.53		1.58		1.61
Allowance for loan losses as a multiple of nonperforming loans	4.71	x	3.03	x	2.94	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $5.5 billion of high-quality securities available for sale. Investment securities with a market value of $4.0 billion at June 30, 2011 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2011 was $4.3 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for ensuring that information the Company is required to report in its periodic SEC filings. SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. Except as stated below, in the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

During 2010, two suits were filed against UMB Bank, N.A. (the “Bank”) in Missouri state court alleging that the Bank’s deposit account posting practices resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. Both suits sought class-action status for the Bank’s Missouri customers who may have been similarly affected. The Bank removed the first of the two suits (Johnson, et. al. vs. UMB Bank N.A.) to the U.S. District Court for the Western District of Missouri. The action was then transferred to the multidistrict litigation in the U.S. District Court for the Southern District of Florida, where similar claims against other financial institutions are pending. The second suit (Allen, et. al. vs. UMB Bank N.A., et. al.) was also filed in Missouri state court by another Bank customer alleging substantially identical facts. The Allen suit was subsequently amended to add the Company and all of its other bank subsidiaries as defendants, and to seek to include customers of all of the defendant banks in a class action. During the first quarter of 2011, a third suit (Downing vs. UMB Bank N.A., et. al.) was filed in the U.S. District Court for the Western District of Oklahoma by another bank customer alleging similar facts and also seeking class action status. On May 10, 2011, the Company began mediation with the plaintiffs in the Allen suit, and on May 13, 2011, the Company and all of its bank subsidiaries entered into an agreement to settle the Allen suit. To resolve the litigation, and without admitting any wrongdoing, the Company agreed to establish a $7.8 million escrow settlement fund, and recognized the related expense in its consolidated statements of income for the period ended June 30, 2011. The settlement is subject to approval by the Circuit Court of Jackson County, Missouri, and a fairness hearing has been scheduled for October 31, 2011.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2011.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 26, 2011	7,424	$37.65	7,424	1,816,332
April 27-April 30, 2011	10,050	42.42	10,050	1,989,950
May 1-May 31, 2011	18,817	41.95	18,817	1,971,133
June 1-June 30, 2011	12,404	41.47	12,404	1,958,729

Total	48,695	$41.27	48,695

On April 27, 2010, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 26, 2011. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 26, 2011, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April  25, 2012. The Company has not made any repurchases other than through these plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of July 26, 2011 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on July 27, 2011.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	101.INS* XBRL Instance

ix.	101.SCH* XBRL Taxonomy Extension Schema

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

Date: August 4, 2011