Form 10-Q
period 2011-09-30
UMB FINANCIAL CORP
filed 2011-11-03
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, UMB Financial Corporation had 40,391,225 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Loans:	$4,776,071	$4,583,683
Allowance for loan losses	(72,876)	(73,952)

Net loans	4,703,195	4,509,731
Loans held for sale	11,562	14,414
Investment Securities:
Available for sale	5,757,923	5,613,047
Held to maturity (market value of $99,625 and $68,752, respectively)	88,376	63,566
Trading	71,077	42,480
Federal Reserve Bank stock and other	22,789	23,011

Total investment securities	5,940,165	5,742,104
Federal funds sold and securities purchased under agreements to resell	86,695	235,176
Interest-bearing due from banks	322,993	848,598
Cash and due from banks	383,757	356,092
Bank premises and equipment, net	225,593	219,727
Accrued income	75,189	76,653
Goodwill	211,114	211,114
Other intangibles	88,243	92,297
Other assets	90,578	99,026

Total assets	$12,139,084	$12,404,932

LIABILITIES
Deposits:
Noninterest-bearing demand	$3,617,202	$2,888,881
Interest-bearing demand and savings	4,434,430	4,445,798
Time deposits under $100,000	635,055	693,600
Time deposits of $100,000 or more	708,336	1,000,462

Total deposits	9,395,023	9,028,741
Federal funds purchased and repurchase agreements	1,340,693	2,084,342
Short-term debt	30,689	35,220
Long-term debt	7,841	8,884
Accrued expenses and taxes	181,210	145,458
Other liabilities	13,329	41,427

Total liabilities	10,968,785	11,344,072

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,395,963 and 40,430,081 shares outstanding, respectively	55,057	55,057
Capital surplus	721,511	718,306
Retained earnings	682,942	623,415
Accumulated other comprehensive income	77,286	25,465
Treasury stock, 14,660,767 and 14,626,649 shares, at cost, respectively	(366,497)	(361,383)

Total shareholders’ equity	1,170,299	1,060,860

Total liabilities and shareholders’ equity	$12,139,084	$12,404,932

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans	$55,424	$56,581	$164,519	$166,013
Securities:
Taxable interest	20,511	22,026	64,896	68,301
Tax-exempt interest	8,825	7,330	25,345	21,675

Total securities income	29,336	29,356	90,241	89,976
Federal funds and resell agreements	45	29	73	137
Interest-bearing due from banks	628	749	2,633	3,099
Trading securities	191	176	682	500

Total interest income	85,624	86,891	258,148	259,725

INTEREST EXPENSE
Deposits	6,139	7,900	18,968	25,985
Federal funds and repurchase agreements	339	525	1,405	1,473
Other	72	83	335	441

Total interest expense	6,550	8,508	20,708	27,899

Net interest income	79,074	78,383	237,440	231,826
Provision for loan losses	4,500	7,700	17,200	24,110

Net interest income after provision for loan losses	74,574	70,683	220,240	207,716

NONINTEREST INCOME
Trust and securities processing	51,928	39,843	157,291	114,029
Trading and investment banking	4,952	7,897	20,449	20,454
Service charges on deposits	18,880	19,431	55,669	60,114
Insurance fees and commissions	1,038	1,554	3,407	4,540
Brokerage fees	2,627	1,746	7,540	4,679
Bankcard fees	15,882	14,555	46,869	40,554
Gain on sales of available for sale securities, net	2,411	752	15,891	7,270
Other	3,239	4,306	9,447	13,950

Total noninterest income	100,957	90,084	316,563	265,590

NONINTEREST EXPENSE
Salaries and employee benefits	74,905	69,044	220,726	194,849
Occupancy, net	9,398	9,162	28,582	27,007
Equipment	10,424	11,122	32,135	33,205
Supplies and services	5,513	4,822	16,670	14,209
Marketing and business development	4,912	4,426	14,192	12,561
Processing fees	12,704	11,570	38,197	33,812
Legal and consulting	3,272	4,108	9,965	8,500
Bankcard	4,001	4,292	12,072	11,842
Amortization of intangible assets	4,022	3,150	12,187	7,684
Regulatory fees	2,130	3,219	8,241	9,974
Class action litigation settlement	—	—	7,800	—
Other	8,147	5,720	19,758	20,470

Total noninterest expense	139,428	130,635	420,525	374,113

Income before income taxes	36,103	30,132	116,278	99,193
Income tax provision	10,088	7,359	33,072	27,223

NET INCOME	$26,015	$22,773	$83,206	$71,970

PER SHARE DATA
Net income – basic	$0.65	$0.57	$2.08	$1.80
Net income – diluted	0.64	0.57	2.06	1.78
Dividends	0.195	0.185	0.585	0.555

Weighted average shares outstanding	40,020,772	40,081,108	40,057,009	40,083,419

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2010	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551
Comprehensive income
Net income	—	—	71,970	—	—	71,970
Change in unrealized gains on securities	—	—	—	26,945	—	26,945

Total comprehensive income						98,915
Cash dividends ($0.555 per share)	—	—	(22,453)	—	—	(22,453)
Purchase of treasury stock	—	—	—	—	(7,554)	(7,554)
Issuance of equity awards	—	(1,617)	—	—	1,742	125
Recognition of equity based compensation	—	4,398	—	—	—	4,398
Net tax benefit related to equity compensation plans	—	155	—	—	—	155
Sale of treasury stock	—	333	—	—	188	521
Exercise of stock options	—	235	—	—	287	522

Balance – September 30, 2010	$55,057	$716,278	$612,265	$67,399	$(360,819)	1,090,180

Balance – January 1, 2011	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860
Comprehensive income
Net income	—	—	83,206	—	—	83,206
Change in unrealized gains on securities	—	—	—	51,821	—	51,821

Total comprehensive income						135,027
Cash dividends ($0.585 per share)	—	—	(23,679)	—	—	(23,679)
Purchase of treasury stock	—	—	—	—	(8,435)	(8,435)
Issuance of equity awards	—	(2,244)	—	—	2,484	240
Recognition of equity based compensation	—	4,964	—	—	—	4,964
Net tax benefit related to equity compensation plans	—	96	—	—	—	96
Sale of treasury stock	—	213	—	—	205	418
Exercise of stock options	—	176	—	—	632	808

Balance – September 30, 2011	$55,057	$721,511	$682,942	$77,286	$(366,497)	$1,170,299

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net Income	$83,206	$71,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,200	24,110
Depreciation and amortization	32,720	28,846
Deferred income tax benefit	(3,740)	(9,349)
Net increase in trading securities	(28,597)	(2,306)
Gains on sales of securities available for sale, net	(15,891)	(7,270)
Gains on sales of assets	61	(105)
Amortization of securities premiums, net of discount accretion	32,092	22,739
Originations of loans held for sale	(146,125)	(131,607)
Net gains on sales of loans held for sale	(1,139)	(648)
Proceeds from sales of loans held for sale	150,116	138,522
Issuance of equity awards	240	125
Equity based compensation	4,964	4,398
Changes in:
Accrued income	1,464	959
Accrued expenses and taxes	17,481	(3,113)
Other assets and liabilities, net	(11,170)	1,630

Net cash provided by operating activities	132,882	138,901

Investing Activities
Proceeds from maturities of securities held to maturity	7,153	8,264
Proceeds from sales of securities available for sale	991,014	515,256
Proceeds from maturities of securities available for sale	1,222,172	1,650,870
Purchases of securities held to maturity	(32,299)	(10,949)
Purchases of securities available for sale	(2,294,900)	(2,318,615)
Net increase in loans	(215,792)	(206,467)
Net decrease in fed funds sold and resell agreements	148,481	307,366
Net decrease in interest-bearing balances due from other financial institutions	35,523	95,022
Purchases of bank premises and equipment	(26,780)	(19,755)
Net cash paid for acquisitions	(8,133)	(114,405)
Proceeds from sales of bank premises and equipment	160	430

Net cash used in investing activities	(173,401)	(92,983)

Financing Activities
Net increase in demand and savings deposits	716,953	377,476
Net decrease in time deposits	(350,671)	(310,299)
Net decrease in fed funds purchased and repurchase agreements	(743,649)	(495,428)
Net decrease in short-term debt	(3,331)	(2,868)
Proceeds from long-term debt	500	—
Repayment of long-term debt	(2,743)	(15,217)
Payment of contingent consideration on acquisitions	(8,316)	—
Cash dividends paid	(23,528)	(22,446)
Net tax benefit related to equity compensation plans	96	155
Proceeds from exercise of stock options and sales of treasury shares	1,226	1,043
Purchases of treasury stock	(8,435)	(7,554)

Net cash used in financing activities	(421,898)	(475,138)

Increase (decrease) in cash and due from banks	(462,417)	(429,220)
Cash and due from banks at beginning of period	1,033,617	1,229,645

Cash and due from banks at end of period	$571,200	$800,425

Supplemental Disclosures:
Income taxes paid	$28,110	$37,547
Total interest paid	$21,781	$31,595

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $187.4 million and $467.7 million at September 30, 2011 and September 30, 2010, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $135.6 million and $191.6 million at September 30, 2011 and September 30, 2010, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of September 30, 2011 and September 30, 2010 (in thousands):

	September 30,
	2011	2010
Due from the Federal Reserve	$187,443	$467,726
Cash and due from banks	383,757	332,699

Cash and due from banks at end of period	$571,200	$800,425

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 299,465 and 218,495 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2011 and 2010, respectively. Diluted year-to-date income per share includes the dilutive effect of 307,866 and 250,966 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2011 and 2010, respectively.

Options issued under employee benefit plans to purchase 883,294 shares of common stock were outstanding at September 30, 2011, but were not included in the computation of quarterly and year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 1,107,949 shares of common stock were outstanding at September 30, 2010, but were not included in the computation of

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

quarterly diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 784,904 shares of common stock were outstanding at September 30, 2010, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive.

3. New Accounting Pronouncements

Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financial receivables and its allowance for credit losses. ASU 2010-20 was effective for the Company for the annual reporting period ended December 31, 2010. The Company adopted this statement on December 31, 2010 with no impact on its financial position or results of operations except for additional financial statement disclosures. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings (TDRs) in Update No. 2010-20”, which temporarily defers the effective date in ASU 2010-20 for disclosures about TDRs by creditors until the FASB finalizes its project on determining what constitutes a TDR for a creditor. In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which adds clarification to ASC 310 about which loan modifications constitute TDRs. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. ASU 2011-02 was effective for the Company for the interim reporting period ended September 30, 2011. The Company adopted this statement on September 30, 2011 with no material impact on its financial position or results of operations except for additional financial statement disclosures.

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

Testing for Goodwill Impairment In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” (ASU2011-08), which amends ASC 350 to allow companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step one of the goodwill impairment test). If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted. The Company has not made a decision on adoption of the amended standard for the year ending December 31, 2011. The Company does not expect this standard to have a material impact on its financial position or results of operations.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$3,882	$641	$3,470	$7,993	$2,090,775	$2,098,768
Commercial – credit card	514	513	—	1,027	102,705	103,732
Real estate:
Real estate – construction	674	109	876	1,659	120,551	122,210
Real estate – commercial	4,548	656	4,248	9,452	1,335,144	1,344,596
Real estate – residential	3,102	1,406	1,057	5,565	185,209	190,774
Real estate – HELOC	981	—	367	1,348	510,822	512,170
Consumer:
Consumer – credit card	3,186	2,905	4,904	10,995	310,340	321,335
Consumer – other	3,238	157	1,148	4,543	73,648	78,191
Leases	—	—	—	—	4,295	4,295

Total loans	$20,125	$6,387	$16,070	$42,582	$4,733,489	$4,776,071

	December 31, 2010
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$9,585	$204	$11,345	$21,134	$1,915,918	$1,937,052
Commercial – credit card	1,391	296	—	1,687	82,857	84,544
Real estate:
Real estate – construction	674	262	600	1,536	126,984	128,520
Real estate – commercial	10,682	340	6,753	17,775	1,277,122	1,294,897
Real estate – residential	4,802	153	1,094	6,049	187,108	193,157
Real estate – HELOC	1,318	62	75	1,455	474,602	476,057
Consumer:
Consumer – credit card	3,892	3,731	4,424	12,047	310,161	322,208
Consumer – other	1,745	432	634	2,811	137,382	140,193
Leases	—	—	—	—	7,055	7,055

Total loans	$34,089	$5,480	$24,925	$64,494	$4,519,189	$4,583,683

The Company sold $150.1 million and $138.5 million of loans during the nine month periods ended September 30, 2011 and September 30, 2010, respectively. The Company has ceased the recognition of interest on loans with a carrying value of $16.1 million and $24.9 million at September 30, 2011 and December 31, 2010, respectively. Restructured loans totaled $4.1 million and $0.2 million at September 30, 2011 and December 31, 2010, respectively. Loans 90 days past due and still accruing interest amounted to $6.4 million and $5.5 million at September 30, 2011 and December 31, 2010, respectively. There was an insignificant amount of interest recognized on impaired loans during 2011 and 2010.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at September 30, 2011 and December 31, 2010 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate- construction
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Non-watch list	$1,926,670	$1,718,691	$118,495	$127,709
Watch	87,694	77,201	3,033	—
Special Mention	34,863	48,915	44	44
Substandard	49,541	92,245	638	767

Total	$2,098,768	$1,937,052	$122,210	$128,520

	Real estate - commercial
	September 30, 2011	December 31, 2010
Non-watch list	$1,235,437	$1,196,679
Watch	17,428	18,917
Special Mention	36,525	34,006
Substandard	55,206	45,295

Total	$1,344,596	$1,294,897

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate- residential
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Performing	$103,219	$82,857	$188,311	$201,522
Non-performing	513	1,687	2,463	6,049

Total	$103,732	$84,544	$190,774	$207,571

	Real estate - HELOC		Consumer – credit card
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Performing	$511,803	$474,602	$313,526	$314,053
Non-performing	367	1,455	7,809	8,155

Total	$512,170	$476,057	$321,335	$322,208

	Consumer - other		Leases
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Performing	$76,886	$139,127	$4,295	$7,055
Non-performing	1,305	1,066	—	—

Total	$78,191	$140,193	$4,295	$7,055

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

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

General valuation allowances are calculated based on the historical loss experience of specific types of loans including an evaluation of the time span and volume of the actual charge-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated based on actual charge-off experience. A valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio, time span to charge-off, and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, commercial credit card, home equity loans, consumer real estate loans and consumer and other loans. The Company also considers a loan migration analysis for criticized loans. This analysis includes an assessment of the probability that a loan will move to a loss position based on its criticized category. In addition, a portion of the allowance is determined by a review of qualitative factors by Management. These factors focus on economic environmental influences that can impact the Company’s loan portfolio.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS (in thousands)

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$35,604	$22,886	$13,941	$11	$72,442
Charge-offs	(1,372)	(48)	(3,575)	—	(4,995)
Recoveries	108	9	812	—	929
Provision	3,226	(1,033)	2,307	—	4,500

Ending Balance	$37,566	$21,814	$13,485	$11	$72,876

	Nine Months Ended September 30, 2011
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$39,138	$18,557	$16,243	$14	$73,952
Charge-offs	(9,456)	(505)	(11,888)	—	(21,849)
Recoveries	484	24	3,065	—	3,573
Provision	7,400	3,738	6,065	(3)	17,200

Ending Balance	$37,566	$21,814	$13,485	$11	$72,876

Ending Balance: individually evaluated for impairment	$1,597	$616	$—	$—	$2,213
Ending Balance: collectively evaluated for impairment	35,969	21,198	13,485	11	70,663
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,202,500	$2,169,750	$399,526	$4,295	$4,776,071
Ending Balance: individually evaluated for impairment	5,115	10,729	23	—	15,867
Ending Balance: collectively evaluated for impairment	2,197,385	2,159,021	399,503	4,295	4,760,204
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

This table provides a rollforward of the allowance for loan losses for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
Beginning allowance	$70,110	64,139
Additions (deductions):
Charge-offs	(6,060)	(18,424)
Recoveries	969	2,894

Net charge-offs	(5,091)	(15,530)

Provision charged to expense	7,700	24,110

Ending allowance	$72,719	72,719

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$6,787	$1,931	$3,184	$5,115	$1,597	$7,282
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	7	7	—	7	—	6
Real estate – commercial	8,661	6,429	1,261	7,690	389	6,443
Real estate – residential	3,236	1,625	1,406	3,032	227	2,093
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	23	24	—	23	—	29
Leases	—	—	—	—	—	—

Total	$18,714	$10,016	$5,851	$15,867	$2,213	$15,853

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

Troubled Debt Restructurings

The Company adopted ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” as of July 1, 2011. This update provides additional guidance on evaluating whether a modification or restructuring of a receivable is a TDR. A loan modification is considered a TDR when a concession had been granted to a debtor experiencing financial difficulties. The Company assessed loan modifications made to borrowers experiencing financial distress occurring after January 1, 2011. The Company’s modifications generally include interest rate adjustments, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company’s restructured loans are individually evaluated for impairment and evaluated as part of the allowance for loan loss as described above in the Allowance for Loan Losses section of this note. There was no significant impact to the allowance for loan losses as a result of adopting the new guidance. The Company had $2,000 in commitments to lend to borrowers with loan modifications classified as TDR’s.

This table provides a summary of loans restructured by class for the three and nine months ended September 30, 2011 (in thousands):

For the Three Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—
Commercial – credit card	—	—	—
Real estate:
Real estate – construction	—	—	—
Real estate – commercial	—	—	—
Real estate – residential	1	162	162
Real estate – HELOC	—	—	—
Consumer:
Consumer – credit card	—	—	—
Consumer – other	—	—	—
Leases	—	—	—

Total	1	$162	$162

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	For the Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	1	$250	$250
Commercial – credit card	—	—	—
Real estate:
Real estate – construction	—	—	—
Real estate – commercial	2	2,806	2,862
Real estate – residential	2	862	862
Real estate – HELOC	—	—	—
Consumer:
Consumer – credit card	—	—	—
Consumer – other	—	—	—
Leases	—	—	—

Total	5	$3,918	$3,974

The Company made no TDR’s in the last 12 months that had payment defaults for the three and nine months ended September 30, 2011.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$179,810	$4,665	$—	$184,475
U.S. Agencies	1,662,534	18,354	—	1,680,888
Mortgage-backed	2,099,178	59,386	(421)	2,158,143
State and political subdivisions	1,605,281	41,008	(840)	1,645,449
Corporates	89,075	166	(273)	88,968

Total	$5,635,878	$123,579	$(1,534)	$5,757,923

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$482,912	$3,801	$—	$486,713
U.S. Agencies	1,994,696	12,567	(6,965)	2,000,298
Mortgage-backed	1,813,023	33,718	(13,266)	1,833,475
State and political subdivisions	1,252,067	18,347	(8,139)	1,262,275
Corporates	30,453	7	(174)	30,286

Total	$5,573,151	$68,440	$(28,544)	$5,613,047

The following table presents contractual maturity information for securities available for sale at September 30, 2011 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$814,532	$819,395
Due after 1 year through 5 years	2,144,609	2,185,684
Due after 5 years through 10 years	496,074	512,310
Due after 10 years	81,485	82,391

Total	3,536,700	3,599,780
Mortgage-backed securities	2,099,178	2,158,143

Total securities available for sale	$5,635,878	$5,757,923

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2011, proceeds from the sales of securities available for sale were $991.0 million compared to $515.3 million for the same period in 2010. Securities transactions resulted in gross realized gains of $16.0 million and $7.5 million for the nine months ended September 30, 2011 and 2010. The gross realized losses for the nine months ended September 30, 2011 and 2010 were $0.07 million and $0.2 million, respectively.

Trading Securities

The net unrealized gains on trading securities at September 30, 2011 and September 30, 2010 were $193.5 thousand and $110.0 thousand respectively, and were included in trading and investment banking income.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$88,376	$11,249	$—	$99,625

December 31, 2010
State and political subdivisions	$63,566	$5,186	$—	$68,752

The following table presents contractual maturity information for securities held to maturity at September 30, 2011 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$2,273	$2,562
Due after 1 year through 5 years	19,111	21,544
Due after 5 years through 10 years	16,430	18,521
Due after 10 years	50,562	56,998

Total securities held to maturity	$88,376	$99,625

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first nine months of 2011 and 2010.

Securities available for sale and held to maturity with a market value of $3.8 billion at September 30, 2011, and $4.6 billion at December 31, 2010, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 (in thousands).

September 30, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	—	—	—	—	—	—
Federal agency mortgage backed securities	122,772	(421)	—	—	122,772	(421)
Municipal securities	112,442	(817)	3,114	(23)	115,556	(840)
Corporates	37,839	(273)	—	—	37,839	(273)

Total temporarily-impaired debt securities available for sale	$273,053	$(1,511)	$3,114	$(23)	$276,167	$(1,534)

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

December 31, 2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$—	$—	$—	$—
Direct obligations of U.S. government agencies	515,230	(6,965)	—	—	515,230	(6,965)
Federal agency mortgage backed securities	541,061	(13,266)	—	—	541,061	(13,266)
Municipal securities	374,350	(8,139)	—	—	374,350	(8,139)
Corporates	26,774	(174)	—	—	26,774	(174)

Total temporarily-impaired debt securities available for sale	$1,457,415	$(28,544)	$—	$—	$1,457,415	$(28,544)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2011 and December 31, 2010 by operating segment are as follows (in thousands):

	Commercial Financial Services	Institutional Financial Services	Personal Financial Services	Total
Balances as of January 1, 2010	$42,845	$51,339	$37,172	$131,356
Prairie Capital Management, LLC acquired during period	—	—	32,228	32,228
Reams Asset Management, LLC acquired during period	—	47,530	—	47,530

Balances as of December 31, 2010	$42,845	$98,869	$69,400	$211,114

Balances as of January 1, 2011	$42,845	$98,869	$69,400	$211,114

Balances as of September 30, 2011	$42,845	$98,869	$69,400	$211,114

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

Following are the intangible assets that continue to be subject to amortization as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$28,172	$8,325
Customer relationships	105,544	27,354	78,190
Other intangible assets	3,247	1,519	1,728

Total intangible assets	$145,288	$57,045	$88,243

	As of December 31, 2010
Core deposit intangible assets	$36,497	$26,700	$9,797
Customer relationships	97,410	17,169	80,241
Other intangible assets	3,247	988	2,259

Total intangible assets	$137,154	$44,857	$92,297

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Aggregate amortization expense	$4,022	$3,150	$12,187	$7,684

Estimated amortization expense of intangible assets on future years (in thousands):

For the three months ended December 31, 2011	$3,913
For the year ended December 31, 2012	14,855
For the year ended December 31, 2013	13,408
For the year ended December 31, 2014	12,335
For the year ended December 31, 2015	9,739

7. Other Comprehensive Income

The Company’s only component of other comprehensive income for the three and nine months ended September 30, 2011 and 2010 was the net unrealized gains and losses on available for sale securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Change in unrealized holding gains, net	$37,526	$11,856	$98,039	$49,770
Less: Reclassification adjustments for gains included in income	(2,411)	(752)	(15,891)	(7,270)

Net unrealized holding gains	35,115	11,104	82,148	42,500
Income tax expense	(12,940)	(4,082)	(30,327)	(15,555)

Other comprehensive income	$22,175	$7,022	$51,821	$26,945

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30, 2011	December 31, 2010
Commitments to extend credit for loans (excluding credit card loans)	$2,128,228	$1,729,011
Commitments to extend credit under credit card loans	2,027,670	1,970,508
Commercial letters of credit	21,912	3,537
Standby letters of credit	308,263	308,154
Futures contracts	64,800	22,400
Forward foreign exchange contracts	55,361	3,685
Spot foreign exchange contracts	2,633	2,608

During 2010, two suits were filed against UMB Bank, N.A. (the “Bank”) in Missouri state court alleging that the Bank’s deposit account posting practices resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. Both suits sought class-action status for the Bank’s Missouri customers who may have been similarly affected. The Bank removed the first of the two suits (Johnson, et. al. vs. UMB Bank N.A.) to the U.S. District Court for the Western District of Missouri. The action was then transferred to the multidistrict litigation in the U.S. District Court for the Southern District of Florida, where similar claims against other financial institutions are pending. The second suit (Allen, et. al. vs. UMB Bank N.A., et. al.) was also filed in Missouri state court by another Bank customer alleging substantially identical facts. The Allen suit was subsequently amended to add the Company and all of its other bank subsidiaries as defendants, and to seek to include customers of all of the defendant banks in a class action. During the first quarter of 2011, a third suit (Downing vs. UMB Bank N.A., et. al.) was filed in the U.S. District Court for the Western District of Oklahoma by another bank customer alleging similar facts and also seeking class action status. On May 13, 2011, the Company and all of its bank subsidiaries entered into an agreement to settle the Allen suit. To resolve the litigation, and without admitting any wrongdoing, the Company agreed to establish a $7.8 million escrow settlement fund, and recognized the related expense in its consolidated statements of income for the period ended June 30, 2011. The settlement was subject to approval by the Circuit Court of Jackson County, Missouri. The court gave preliminary approval to the settlement agreement on June 27, 2011, and gave final approval to the settlement agreement at a fairness hearing on October 31, 2011. The Johnson suit was dismissed without prejudice on August 31, 2011.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

9. Business Segment Reporting

The Company has strategically aligned its operations into the following reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2011.

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

Institutional Financial Services is a combination of banking services, fund services, and asset management services provided to institutional clients. This segment also includes consumer and commercial credit card services in addition to healthcare services, mutual fund cash management, and international payments. Institutional Financial Services includes businesses such as the Company’s institutional investment services functions, Scout Investment Advisors, UMB Fund Services, corporate trust and escrow services as well as correspondent banking, investment banking, and healthcare services. Products and services include bond trading transactions, cash letter collections, FiServ account processing, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Fed funds transactions. UMB Fund Services provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody and alternative investment services.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30,
	Commercial Financial Services		Institutional Financial Services
	2011	2010	2011	2010
Net interest income	$40,903	$38,864	$13,370	$13,338
Provision for loan losses	1,706	2,727	2,485	4,505
Noninterest income	9,736	9,395	64,470	54,977
Noninterest expense	31,098	29,486	58,454	52,375

Income before income taxes	$17,835	$16,046	$16,901	$11,435

Average assets	$3,894,000	$3,668,000	$797,000	$713,000
Depreciation and amortization	1,952	2,218	4,766	3,792
Expenditures for additions to premises and equipment	3,083	1,867	5,024	3,485

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Personal Financial Services		Treasury and Other Adjustments
	2011	2010	2011	2010
Net interest income	$24,941	$26,181	$(140)	$—
Provision for loan losses	310	468	(1)	—
Noninterest income	26,480	24,843	271	869
Noninterest expense	48,144	48,430	1,732	344

Income before income taxes	$2,967	$2,126	$(1,600)	$525

Average assets	$796,000	$765,000	$6,670,000	$5,856,000
Depreciation and amortization	3,191	3,461	410	697
Expenditures for additions to premises and equipment	3,053	3,211	410	697

	Total Consolidated Company
	2011	2010
Net interest income	$79,074	$78,383
Provision for loan losses	4,500	7,700
Noninterest income	100,957	90,084
Noninterest expense	139,428	130,635

Income before income taxes	$36,103	$30,132

Average assets	$12,157,000	$11,002,000
Depreciation and amortization	10,319	10,168
Expenditures for additions to premises and equipment	11,570	9,260

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Nine Months Ended September 30,
	Commercial Financial Services		Institutional Financial Services
	2011	2010	2011	2010
Net interest income	$120,795	$115,161	$40,275	$38,294
Provision for loan losses	8,954	8,351	7,337	14,220
Noninterest income	28,917	27,758	195,409	159,894
Noninterest expense	91,851	88,748	174,955	146,330

Income before income taxes	$48,907	$45,820	$53,392	$37,638

Average assets	$4,319,000	$3,560,000	$901,000	$695,000
Depreciation and amortization	6,396	6,964	15,058	10,853
Expenditures for additions to premises and equipment	4,936	3,820	12,008	8,287

	Personal Financial Services		Treasury and Other Adjustments
	2011	2010	2011	2010
Net interest income	$76,140	$78,316	$230	$55
Provision for loan losses	911	1,539	(2)	—
Noninterest income	78,716	71,541	13,521	6,397
Noninterest expense	143,441	135,056	10,278	3,979

Income before income taxes	$10,504	$13,262	$3,475	$2,473

Average assets	$911,000	$767,000	$6,243,000	$5,933,000
Depreciation and amortization	10,003	9,438	1,263	1,592
Expenditures for additions to premises and equipment	8,572	6,057	1,264	1,591

	Total Consolidated Company
	2011	2010
Net interest income	$237,440	$231,826
Provision for loan losses	17,200	24,110
Noninterest income	316,563	265,590
Noninterest expense	420,525	374,113

Income before income taxes	$116,278	$99,193

Average assets	$12,374,000	$10,955,000
Depreciation and amortization	32,720	28,847
Expenditures for additions to premises and equipment	26,780	19,755

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	Fair Value Measurement September 30, 2011 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	400	400	—	—
U.S. Agencies	2,850	2,850	—	—
Mortgage-backed	36,949	—	36,949	—
State and political subdivisions	7,161	—	7,161	—
Trading – other	23,717	23,612	105	—

Trading securities	71,077	26,862	44,215	—

U.S. Treasury	184,475	184,475	—	—
U.S. Agencies	1,680,888	1,680,888	—	—
Mortgage-backed	2,158,143	—	2,158,143	—
State and political subdivisions	1,645,449	—	1,645,449	—
Corporates	88,968	88,968	—	—

Available for sale securities	5,757,923	1,954,331	3,803,592	—

Total	5,829,000	1,981,193	3,847,807	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	December 31, 2010	Fair Value Measurement at December 31, 2010 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	16,632	16,632	—	—
Mortgage-backed	7,521	—	7,521	—
State and political subdivisions	5,336	—	5,336	—
Trading – other	12,591	12,591	—	—

Trading securities	42,480	29,623	12,857	—

U.S. Treasury	486,713	486,713	—	—
U.S. Agencies	2,000,298	2,000,298	—	—
Mortgage-backed	1,833,475	—	1,833,475	—
State and political subdivisions	1,262,275	—	1,262,275	—
Corporates	30,286	30,286	—	—

Available for sale securities	5,613,047	2,517,297	3,095,750	—

Total	$5,655,527	$2,546,920	$3,108,607	$—

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	Fair Value Measurement at September 30, 2011 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
Impaired loans	$4,302	$—	$—	$4,302	$—
Other real estate owned	3,745	—	—	3,745	$(1,020)

Total	$8,047	$—	$—	$8,047	$(1,020)

	December 31, 2010	Fair Value Measurement at December 31, 2010 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$7,008	$—	$—	$7,008	$—
Other real estate owned	4,387	—	—	4,387	$—

Total	$11,395	$—	$—	$11,395	$—

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

Deposit Liabilities The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2011 and December 31, 2010. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

Short-Term Debt The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

Long-Term Debt Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Other Off-Balance Sheet Instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair values at September 30, 2011 are significant to the Company’s consolidated financial position.

The estimated fair value of the Company’s financial instruments at September, 30, 2011 and December 31, 2010 are as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$793.4	$793.4	$1,439.9	$1,439.9
Securities available for sale	5,757.9	5,757.9	5,613.0	5,613.0
Securities held to maturity	88.4	88.4	63.6	68.8
Federal Reserve Bank and other stock	22.8	22.8	23.0	23.0
Trading securities	71.1	71.1	42.5	42.5
Loans (exclusive of allowance for loan loss)	4,787.6	4,874.5	4,524.1	4,666.8

FINANCIAL LIABILITIES
Demand and savings deposits	8,051.6	8,051.6	7,334.7	7,334.7
Time Deposits	1,343.4	1,355.1	1,694.1	1,705.9
Federal funds and repurchase agreements	1,340.7	1,340.7	2,084.3	2,084.2
Short-term debt	30.7	30.7	35.2	35.2
Long-term debt	7.8	6.8	8.9	9.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		4.2		5.6
Commercial letters of credit		0.2		0.3
Standby letters of credit		1.6		2.0

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. The estimated market values have not been updated since September 30, 2011; therefore, current estimates of fair value may differ significantly from the amounts presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and nine-month periods ended September 30, 2011. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to grow the Company’s fee-based businesses. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the third quarter of 2011, noninterest income increased $10.9 million, or 12.1 percent, for the three months ended September 30, 2011 compared to the same period in 2010. This increase is primarily attributed to increased trust and securities processing income of $12.1 million, or 30.3 percent, for the three months ended September 30, 2011 compared to the same period in 2010.

The second strategy is a focus on net interest income through loan and deposit growth. This is not just a growth strategy and includes a focus on rate, volume and mix. Net interest income increased $0.7 million, or 0.9 percent, compared to the same period in 2010. Average earning assets increased by $1.0 billion, or 10.1 percent, compared to the third quarter of 2010. This increase was due to a $561.0 million, or 10.8 percent, increase in average total securities, including trading securities and a $220.1 million, or 4.8 percent, increase in average loans. Average total deposits increased $1.2 billion, or 14.2 percent, compared to third quarter of 2010, which positions the Company well to fund customer credit needs as the demand for loans increases.

The third strategy is a focus on improving operating efficiencies. Repositioning and increasing utilization of our distribution network remains a priority. The Company continues to emphasize increasing its customer base by providing a broad offering of services through our existing network. These efforts have resulted in the total deposits growth previously discussed. The Company’s efficiency ratio for the quarter was 75.4 percent in 2011 and 75.7 percent in the third quarter of 2010. Throughout 2010, the Company invested in technological advances that will help management drive operating efficiencies through improved data analysis and automation. On January 1, 2011, the Company converted to a new financial and human resource software that is integrated and enterprise wide. In addition to the use of automation technology, the Company will continue to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company strives to enhance capital through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. As of September 30, 2011, UMB had total shareholders’ equity of $1.2 billion, an increase of 7.3 percent over September 30, 2010. The Company repurchased 136,998 shares at an average price of $36.89 per share during the third quarter of 2011.

Earnings Summary

The Company recorded consolidated net income of $26.0 million for the three-month period ended September 30, 2011, compared to $22.8 million for the same period a year earlier. This represents a 14.2 percent increase over the three-month period ended September 30, 2010. Basic earnings per share for the third quarter of 2011 were $0.65 per share ($0.64 per share fully-diluted) compared to $0.57 per share ($0.57 per share fully-diluted) for the third quarter of 2010. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2011 were 0.85 and 8.81 percent, respectively, compared to 0.82 and 8.31 percent for the three-month period ended September 30, 2010.

The Company recorded consolidated net income of $83.2 million for the nine-month period ended September 30, 2011, compared to $72.0 million for the same period a year earlier. This represents a 15.6 percent increase over the nine-month period ended September 30, 2010. Basic earnings per share for the nine-month period ended September 30, 2011 were $2.08 per share ($2.06 per share fully-diluted) compared to $1.80 per share ($1.78 per share fully-diluted) for the period in 2010. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2011 were 0.90 and 9.89 percent, respectively, compared to 0.88 and 9.09 percent for the same period in 2010.

Net interest income for the three and nine-month periods ended September 30, 2011 increased $0.7 million, or 0.9 percent, and $5.6 million, or 2.4 percent, respectively, compared to the same period in 2010. These increases are primarily due to the reduced level of interest expense on deposits, which outpaced the reduced level of interest income. For the three-month period ended September 30, 2011, average earning assets increased by $1.0 billion, or 10.1 percent, and for the nine-month period ended September 30, 2011, they increased by $1.3 billion, or 12.8 percent, compared to the same periods in 2010. Net interest margin, on a tax-equivalent basis, decreased to 2.98 percent and 2.95 percent for the three and nine-months periods ended September 30, 2011, compared to 3.23 percent and 3.24 percent for the same periods in 2010. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses decreased by $3.2 million and $6.9 million for the three and nine-month periods ended September 30, 2011, compared to the same periods in 2010. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the decreased provision, the allowance for loan losses as a percentage of total loans decreased by 6 basis points to 1.53 percent as of September 30, 2011, compared to September 30, 2010 and decreased 8 basis points compared to December 31, 2010. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2010 Annual Report on Form 10-K.

Noninterest income increased by $10.9 million, or 12.1 percent, for the three-month period ended September 30, 2011 and increased by $51.0 million, or 19.2 percent, for the nine-month period ended September 30, 2011, compared to the same periods one year ago. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $8.8 million, or 6.7 percent, for the three-month period ended September 30, 2011, and increased by $46.4 million, or 12.4 percent, for the nine-month period ended September 30, 2011, compared to the same periods in 2010. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended September 30, 2011, net interest income increased $0.7 million, or 0.9 percent, compared to the same period in 2010. For the nine-month period ended September 30, 2011, net interest income increased $5.6 million, or 2.4 percent, compared to the same period in 2010.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated in this table, net interest spread for the three months ended September 30, 2011 decreased by 23 basis points and net interest margin decreased by 25 basis points compared to the same period in 2010. Net interest spread for the nine months ended September 30, 2011 decreased by 24 basis points and net interest margin decreased by 29 basis points compared to the same period in 2010. These results are primarily due to an unfavorable rate variance on loans and securities, offset by a favorable volume variance on earning assets. The combined impact of these variances coupled with a favorable rate variance on interest-bearing liabilities has led to decreases in interest expense and flat interest income, or an increase in the Company’s net interest income as compare to results one year ago.

The favorable rate variance on deposits is bolstered by the contribution from free funds. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 of this section. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.04 percent for the three-month period ended September 30, 2011 and 3.40 percent for the same period in 2010. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.04 percent for the nine-month period ended September 30, 2011 and 3.45 percent for the same period in 2010.

	Three Months Ended September 30,
	2011		2010
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,790,043	4.60%	$4,569,900	4.92%
Securities:
Taxable	4,119,391	1.98	4,044,955	2.16
Tax-exempt	1,569,903	3.42	1,089,222	4.14

Total securities	5,689,294	2.37	5,134,177	2.58
Federal funds and resell agreements	49,159	0.36	23,462	0.49
Interest-bearing due from banks	584,130	0.43	365,481	0.81
Trading	47,098	1.74	41,197	1.79

Total earning assets	11,159,724	3.21	10,134,217	3.56
Allowance for loan losses	(71,513)		(70,385)
Other assets	1,069,219		938,083

Total assets	$12,157,430		$11,001,915

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$5,956,609	0.41%	$5,574,615	0.56%
Federal funds and repurchase agreements	1,306,627	0.10	1,459,219	0.14
Borrowed funds	31,155	0.93	36,635	0.90

Total interest-bearing liabilities	7,294,391	0.36	7,070,469	0.48
Noninterest-bearing demand deposits	3,508,183		2,711,061
Other liabilities	183,084		133,474
Shareholders’ equity	1,171,772		1,086,911

Total liabilities and shareholders’ equity	$12,157,430		$11,001,915

Net interest spread		2.85%		3.08%
Net interest margin		2.98		3.23

	Nine Months Ended September 30,
	2011		2010
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$4,716,008	4.67%	$4,451,687	4.99%
Securities:
Taxable	4,229,389	2.05	3,897,936	2.34
Tax-exempt	1,428,301	3.62	1,016,550	4.42

Total securities	5,657,690	2.45	4,914,486	2.77
Federal funds and resell agreements	29,913	0.33	51,568	0.36
Interest-bearing due from banks	908,528	0.39	619,288	0.67
Trading	50,384	1.96	39,281	1.83

Total earning assets	11,362,523	3.19	10,076,310	3.61
Allowance for loan losses	(73,109)		(67,809)
Other assets	1,084,414		946,802

Total assets	$12,373,828		$10,955,303

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,231,546	0.41%	$5,583,440	0.62%
Federal funds and repurchase agreements	1,546,097	0.12	1,398,633	0.14
Borrowed funds	34,917	1.29	43,463	1.36

Total interest-bearing liabilities	7,812,560	0.35	7,025,536	0.53
Noninterest-bearing demand deposits	3,263,666		2,743,050
Other liabilities	172,487		128,129
Shareholders’ equity	1,125,115		1,058,588

Total liabilities and shareholders’ equity	$12,373,828		$10,955,303

Net interest spread		2.84%		3.08%
Net interest margin		2.95		3.24

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest-free funds (total earning assets less interest-bearing liabilities) increased $801.6 million for the three-month period ended September 30, 2011 compared to the same period in 2010 and increased $499.2 million for the nine-month period ended September 30, 2011 compared to the same period in 2010, the benefit from interest free funds declined by 2 basis points from the three months ended September 30, 2010, and declined by 6 basis points from the nine months ended September 30, 2010, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2011 vs 2010			Nine Months Ended September 30, 2011 vs 2010
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$2,540	$(3,697)	$(1,157)	$9,209	$(10,703)	$(1,494)
Securities:
Taxable	371	(1,886)	(1,515)	5,086	(8,491)	(3,405)
Tax-exempt	3,699	(2,204)	1,495	10,227	(6,557)	3,670
Federal funds sold and resell agreements	24	(8)	16	(53)	(11)	(64)
Interest-bearing due from banks	235	(356)	(121)	838	(1,304)	(466)
Trading	22	(7)	15	108	74	182

Interest income	6,891	(8,158)	(1,267)	25,415	(26,992)	(1,577)
Change in interest incurred on:
Interest-bearing deposits	394	(2,155)	(1,761)	1,973	(8,990)	(7,017)
Federal funds purchased and repurchase agreements	(40)	(146)	(186)	134	(202)	(68)
Borrowed funds	(13)	2	(11)	(82)	(23)	(105)

Interest expense	341	(2,299)	(1,958)	2,025	(9,215)	(7,190)

Net interest income	$6,550	(5,859)	691	23,390	(17,777)	5,613

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Average earning assets	$11,159,724	$10,134,217	$1,025,507	$11,362,523	$10,076,310	$1,286,213
Average interest-bearing liabilities	7,294,391	7,070,469	223,922	7,812,560	7,025,536	787,024

Average interest free funds	$3,865,333	$3,063,748	$801,585	$3,549,963	$3,050,774	$499,189

Free funds ratio (free funds to earning assets)	34.64%	30.23%	4.41%	31.24%	30.28%	0.96%
Tax-equivalent yield on earning assets	3.21	3.56	(0.35)%	3.19%	3.61%	(0.42)%
Cost of interest-bearing liabilities	0.36	0.48	(0.12)	0.35	0.53	(0.18)

Net interest spread	2.85%	3.08%	(0.23)%	2.84%	3.08%	(0.24)%
Benefit of interest-free funds	0.13	0.15	(0.02)	0.11	0.16	(0.05)

Net interest margin	2.98%	3.23%	(0.25)%	2.95%	3.24%	(0.29)%

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

Based on the factors above, management of the Company expensed $4.5 million and $17.2 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2011, compared to $7.7 million and $24.1 million for the same periods in 2010. As illustrated in Table 3 below, the ALL decreased to 1.53 percent of total loans as of September 30, 2011, compared to 1.59 percent of total loans as of the same period in 2010.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010. Net charge-offs were $18.3 million for the first nine months of 2011, compared to $15.5 million for the same period in 2010. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Nine Months Ended September 30,	Year Ended December 31,
2011	2010	2010
Allowance-January 1	$73,952	$64,139	$64,139
Provision for loan losses	17,200	24,110	31,510

Charge-offs:
Commercial	(9,456)	(4,519)	(6,644)
Consumer:
Bankcard	(10,347)	(11,353)	(15,606)
Other	(1,541)	(2,525)	(2,979)
Real estate	(505)	(27)	(258)

Total charge-offs	(21,849)	(18,424)	(25,487)

Recoveries:
Commercial	484	484	637
Consumer:
Bankcard	2,007	906	1,327
Other	1,058	1,503	1,797
Real estate	24	1	29

Total recoveries	3,573	2,894	3,790

Net charge-offs	(18,276)	(15,530)	(21,697)

Allowance-end of period	72,876	72,719	73,952

Average loans, net of unearned interest	$4,709,011	$4,439,245	$4,478,377
Loans at end of period, net of unearned interest	4,776,071	4,583,562	4,583,683
Allowance to loans at end of period	1.53%	1.59%	1.61%
Allowance as a multiple of net charge-offs	2.98	x	3.50	x	3.41	x
Net charge-offs to:
Provision for loan losses	106.25%	64.41%	68.86%
Average loans	.52	0.47	0.48

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Trust and securities processing	$51,928	$39,843	$12,085	30.33%
Trading and investment banking	4,952	7,897	(2,945)	(37.29)
Service charges on deposit accounts	18,880	19,431	(551)	(2.84)
Insurance fees and commissions	1,038	1,554	(516)	(33.20)
Brokerage fees	2,627	1,746	881	50.46
Bankcard fees	15,882	14,555	1,327	9.12
Gains on sales of securities available for sale, net	2,411	752	1,659	220.61
Other	3,239	4,306	(1,067)	(24.78)

Total noninterest income	$100,957	$90,084	$10,873	12.07%

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Trust and securities processing	$157,291	$114,029	$43,262	37.94%
Trading and investment banking	20,449	20,454	(5)	(0.02)
Service charges on deposits	55,669	60,114	(4,445)	(7.39)
Insurance fees and commissions	3,407	4,540	(1,133)	(24.96)
Brokerage fees	7,540	4,679	2,861	61.15
Bankcard fees	46,869	40,554	6,315	15.57
Gains on sales of securities available for sale, net	15,891	7,270	8,621	118.58
Other	9,447	13,950	(4,503)	(32.28)

Total noninterest income	$316,563	$265,590	$50,973	19.19%

Fee-based, or noninterest income (summarized in Table 4), increased by $10.9 million, or 12.1 percent, during the three months ended September 30, 2011, and increased by $51.0 million, or 19.2 percent, during the nine months ended September 30, 2011, compared to the same periods in 2010.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees for the three and nine-month periods compared to the same periods last year was primarily due to changes in the following three categories of income; advisory fee income from the Scout Funds, fund administration and custody services, and fees related to institutional and personal investment management services. Advisory fee income from the Scout Funds increased by $3.7 million, or 30.8 percent, during the three months ended September 30, 2011, and increased by $13.2 million, or 38.0 percent, during the nine months ended September 30, 2011, compared to the same periods in 2010. Fund administration and custody services increased by $1.2 million, or 7.8 percent, during the three months ended September 30, 2011, and increased by $6.2 million, or 13.3 percent, during the nine months ended September 30, 2011, compared to the same periods in 2010. Fees related to institutional and personal investment management services increased by $6.1 million, or 231.2 percent, during the three months ended September 30, 2011, and increased by $20.6 million, or 438.7 percent, during the nine months ended September 30, 2011, compared to the same periods in 2010 driven largely by acquisitions. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels, which lead to increased inflows into the Scout Funds.

During the three and nine-month periods ended September 30, 2011, $2.4 million and $15.9 million in pre-tax gains were recognized on the sales of securities available for sale. These sales are part of an objective to monitor and control the Company’s interest rate sensitivity in an anticipated rising interest rate environment.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Salaries and employee benefits	$74,905	$69,044	$5,861	8.49%
Occupancy, net	9,398	9,162	236	2.58
Equipment	10,424	11,122	(698)	(6.28)
Supplies and services	5,513	4,822	691	14.33
Marketing and business development	4,912	4,426	486	10.98
Processing fees	12,704	11,570	1,134	9.80
Legal and consulting	3,272	4,108	(836)	(20.35)
Bankcard	4,001	4,292	(291)	(6.78)
Amortization of other intangible assets	4,022	3,150	872	27.68
Regulatory fees	2,130	3,219	(1,089)	(33.83)
Class action litigation settlement	—	—	—	—
Other	8,147	5,720	2,427	42.43

Total noninterest expense	$139,428	$130,635	$8,793	6.73%

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2011	2010	11-10	11-10
Salaries and employee benefits	$220,726	$194,849	$25,877	13.28%
Occupancy, net	28,582	27,007	1,575	5.83
Equipment	32,135	33,205	(1,070)	(3.22)
Supplies and services	16,670	14,209	2,461	17.32
Marketing and business development	14,192	12,561	1,631	12.98
Processing fees	38,197	33,812	4,385	12.97
Legal and consulting	9,965	8,500	1,465	17.24
Bankcard	12,072	11,842	230	1.94
Amortization of other intangible assets	12,187	7,684	4,503	58.60
Regulatory fees	8,241	9,974	(1,733)	(17.38)
Class action litigation settlement	7,800	—	7,800	100.00
Other	19,758	20,470	(712)	(3.48)

Total noninterest expense	$420,525	$374,113	$46,412	12.41%

Noninterest expense increased by $8.8 million, or 6.7 percent, for the three months ended September 30, 2011, and by $46.4 million, or 12.4 percent, for the nine months ended September 30, 2011, compared to the same period in 2010. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $5.9 million, or 8.5 percent, for the three months ended September 30, 2011, and by $25.9 million, or 13.3 percent, for the nine months ended September 30, 2011, compared to the same period in 2010. These increases are primarily due to higher base salary, commission, and employee benefits. Salaries increased by $3.5 million, or 7.9 percent, and $12.3 million, or 9.8 percent, for the three and nine months ended September 30, 2011, compared to the same periods in 2010. Commissions and bonuses increased by $1.5 million, or 9.8 percent, and $9.0 million, or 23.7 percent, for the three and nine months ended September 30, 2011, compared to the same periods in 2010. Employee benefits increased by $0.9 million, or 9.3 percent, and $4.6 million, or 14.4 percent, for the three and nine months ended September 30, 2011, compared to the same periods in 2010. Of the total increase in salary and employee benefits expense, approximately $1.7 million, or 28.3 percent, for the third quarter of 2011 and $9.2 million, or 35.5 percent, for the nine months ended September 30, 2011 is related to salary and benefits from acquisitions.

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

Income Tax Expense

The effective tax rate is 28.4 percent for the nine months ended September 30, 2011, compared to 27.4 percent for the same period in 2010. The increase in the effective tax rate for 2011 is attributable to a smaller portion of the income being earned from tax-exempt municipal securities and an increase in the state marginal rate.

Strategic Lines of Business

Table 6

NET INCOME (LOSS) BEFORE TAXES BY SEGMENT (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment
Commercial Financial Services	$17,835	$16,046	$48,907	$45,820
Institutional Financial Services	16,901	11,435	53,392	37,638
Personal Financial Services	2,967	2,126	10,504	13,262
Treasury and Other Adjustments	(1,600)	525	3,475	2,473

Total Consolidated Company	$36,103	$30,132	$116,278	$99,193

Commercial Financial Services’ net income before taxes increased $3.1 million, or 6.7 percent, to $48.9 million from the prior year. The increase in net income was driven primarily by increase to margin and noninterest income, but was partially offset by an increase in noninterest expense and provision for loan loss. Total average earning asset balances are up over the prior year by $234.2 million, or 6.8 percent; additionally, average deposits and repurchase agreements increased by $566.9 million, or 15.7 percent. Net interest margin increased by $5.6 million, or 4.9 percent, due to the balance sheet increases. Noninterest income increased $1.2 million, or 4.2 percent, due to increased fees from the sales of commercial credit cards, deposit service charges, and letters of credit. Noninterest expense increased by $3.1 million, or 3.5 percent, primarily due to an increase in allocated technology expenses. Provision for loan loss increased by $0.6 million, or 7.2 percent, primarily due to loan growth in this segment and additional allocation of provision to ensure the allowance for loan loss is maintained at an appropriate level given the inherent risk in the loan portfolio in this segment.

Institutional Financial Services’ net income before taxes increased $15.8 million, or 41.9 percent, to $53.4 million from the prior year. Noninterest income increased $35.5 million, net interest margin increased by $2.0 million and provision decreased by $6.9 million. This was offset by a $28.6 million increase in noninterest expense. Noninterest income increased due to a $13.2 million increase in advisory fees from Scout Investments, $6.2 million increase in fund administration and custody services income, $13.2 million increase in institutional management fee income and a $4.8 million increase in card services income. Fee income increased largely to the acquisitions and net inflows of $1.0 billion for the first nine months of 2011. Fee income from new sales is the primary driver of the increase in fund administration and alternative investments. Card services income increased from our credit card portfolio acquisitions in 2010 and due to increased sales volume in commercial card, healthcare services and debit card. Noninterest expense increased $16.6 million in salary and benefit costs related to the increase to staffing related to acquisitions and growth in Fund Services and Card Services. Amortization of intangibles related to the acquisitions increased by $3.7 million. Overhead allocations increased to this segment of $4.2 million due to the increases in revenue in this segment. Net interest income increased $2.0 million due to an increase in average deposits of $574.1 million.

Personal Financial Services’ net income before taxes decreased by $2.8 million, or 20.8 percent, to $10.5 million compared to the prior year. Net interest income decreased $2.2 million, or 2.8 percent, over 2010 due to a decrease in earning assets of $12.4 million. Average loans decreased by $8.3 million driven by decreased consumer loan balances due to the continued runoff of the indirect automobile portfolio partially offset by increases in the home equity loan portfolio and small business loans. Average deposit balances have increased in this segment compared to 2010, by $246.1 million, primarily in demand, interest checking, and money market with a reduction in savings and time deposits. Noninterest income increased $7.2 million, or 10.0 percent, from 2010. This increase was due primarily to an increase of $12.1 million in investment management fee income related to the acquisitions and growth in personal trust fee income. This increase was offset by a reduction deposit service charges of $6.5 million primarily due to a decrease in overdraft and insufficient fund fees. Noninterest expense increased $8.4 million, or 6.2 percent, over 2010. The increase was primarily due to an increase of $5.7 million in salary and benefit costs and $1.1 million in amortization of intangibles related to acquisitions.

The net income before tax for the Treasury and Other Adjustments category was $3.5 million for the first nine months of 2011, compared to net income before tax of $2.5 million for the same period in 2010.

Balance Sheet Analysis

Total assets of the Company as of September 30, 2011 decreased $265.8 million, or 2.1 percent, compared to December 31, 2010 and increased $799.0 million, or 7.0 percent, compared to September 30, 2010. The increase in total assets from September 2010 to September 2011 is primarily a result of an increase in investment securities balances including trading securities of $758.7 million, or 14.6 percent. The decrease in total assets from December to September is primarily result of decreased due from Federal Reserve balances of $280.3 million, or 59.9 percent. The overall increase in total assets from September 30, 2010 is directly related to a corresponding increase in deposit balances of $793.2 million, or 9.2 percent. The decrease in assets from December 31, 2010 to September 30, 2011 is related to a decrease in federal funds purchased and securities sold under agreement to repurchase of $743.6 million, or 35.7 percent, due to the run-off of seasonal public fund tax deposits, as such tax deposits are generally higher around the end of the calendar year. This decrease is offset by an increase in deposit balances of $366.3 million, or 4.1 percent, from December 31, 2010.

Table 7

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31, 2010
	2011	2010
Total assets	$12,139,084	$11,340,041	$12,404,932
Loans, net of unearned interest	4,776,071	4,583,562	4,583,683
Total investment securities	5,940,165	5,181,441	5,742,104
Interest-bearing due from banks	322,993	658,347	848,598
Total earning assets	11,064,610	10,384,286	11,350,023
Total deposits	9,395,023	8,601,815	9,028,741
Total borrowed funds	1,379,223	1,469,066	2,128,446

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have increased $192.4 million, or 4.2 percent, compared to December 31, 2010 and increased $192.5 million, or 4.2 percent, compared to September 30, 2010. The increase from December 31, 2010 and September 30, 2010 is primarily a result of a $161.7 million, or 8.3 percent, and 167.9 million, or 8.7 percent, increase in commercial loans, respectively.

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

Investment securities totaled $5.9 billion at September 30, 2011, compared to $5.7 billion at December 31, 2010, and $5.2 billion at September 30, 2010. Collateral pledging requirements for public funds, loan demand, and deposit funding are the primary factors impacting changes in the level of security holdings. Investment securities comprised 53.7 percent, 50.6 percent, and 49.9 percent, respectively, of the earning assets as of September 30, 2011, December 31, 2010, and September 30, 2010. There were $3.8 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at September 30, 2011.

Investment securities had an average tax-equivalent yield of 2.45 percent for the first nine months of 2011 compared to 2.77 percent for the same period in 2010, or a decrease of 32 basis points. The average life of the securities portfolio was 33.8 months at September 30, 2011 compared to 28.7 months at December 31, 2010 and 26.7 months at September 30, 2010. The increase in average life from September 30, 2010 and December 31, 2010 was primarily related to an increase in the percentage of investments invested in the core portfolio resulting in a lower percentage of short term investments held compared to the same period last year due to excess liquidity being retained in the continued low rate environment.

Deposits and Borrowed Funds

Deposits increased $366.3 million, or 4.1 percent, from December 31, 2010 to September 30, 2011 and increased $793.2 billion, or 9.2 percent, from September 30, 2010. Noninterest-bearing deposits increased $728.3 million offset by decreased interest-bearing deposits of $362.0 million from December 31, 2010. Noninterest-bearing deposits increased $838.5 million offset by a slight decrease in interest-bearing deposits of $45.3 million from September 30, 2010. The increase in noninterest-bearing deposits from September 30, 2010 and December 31, 2010 came primarily from our public funds, mutual fund processing and treasury management businesses. The decrease in interest-bearing deposits compared to September 30, 2010 is primarily related to decreases in money market and time deposit accounts.

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

Borrowed funds decreased $749.2 million from December 31, 2010 to $1.4 billion. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds decreased slightly by $89.8 million from September 30, 2010.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.3 billion at September 30, 2011, compared to $2.1 billion at December 31, 2010 and $1.4 billion at September 30, 2010. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.2 billion at September 30, 2011, a $109.4 million increase compared to December 31, 2010. The Company’s Board of Directors authorized, at its April 26, 2011, April 27, 2010, and April 21, 2009 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2011 and 2010, the Company acquired 219,030 shares and 201,518 shares, respectively, of its common stock under these plans. The Company has not made any purchases other than through these plans.

On October 25, 2011, the Board of Directors declared a dividend of $0.205 per share. The dividend will be paid on January 3, 2012 to shareholders of record on December 9, 2011.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.32 percent and total capital ratio of 12.37 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 8

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
RATIOS	2011	2010	2011	2010
Return on average assets	0.85%	0.82%	0.90%	0.88%
Return on average equity	8.81	8.31	9.89	9.09
Average equity to assets	9.64	9.88	9.09	9.66
Tier 1 risk-based capital ratio	11.32	12.61	11.32	12.61
Total risk-based capital ratio	12.37	13.78	12.37	13.78
Leverage ratio	6.76	7.39	6.76	7.39

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Share Data	2011	2010	2011	2010
Earnings basic	$0.65	$0.57	$2.08	$1.80
Earnings diluted	0.64	0.57	2.06	1.78
Cash dividends	0.195	0.185	0.585	0.555
Dividend payout ratio	30.00%	32.46%	28.13%	30.83%
Book value	$28.97	$26.98	$28.97	$26.98

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward and a 100 basis point downward gradual change of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook, and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

Table 9 shows the net interest income increase or decrease over the next twelve months as of September 30, 2011 and 2010 based on hypothetical changes in interest rates.

Table 9

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2011 Amount of change	September 30, 2010 Amount of change
300	$31,741	$7,103
200	20,701	3,999
100	9,935	1,319
Static	—	—
(100)	N/A	N/A

The Company is positioned close to neutral with respect to interest rate changes and slightly positive in rapidly rising rate environments at September 30, 2011. Large increases in interest rates are projected to cause increases in net interest income with smaller changes having little impact. Due to the already low interest rate environment interest rates on liabilities are so low that there is little room for further rate reductions. The Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase.

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $71.1 million as of September 30, 2011 compared to $42.5 million as of December 31, 2010.

Documentation of the methodology used in determining value at risk is maintained and reviewed in compliance banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of September 30, 2011 and December 31, 2010.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $4.9 million to $20.1 million at September 30, 2011, compared to September 30, 2010 and decreased $5.0 million, compared to December 31, 2010.

The Company had $5.3 million of other real estate owned as of September 30, 2011 compared to $5.7 million as of September 30, 2010 and $4.4 million as of December 31, 2010. Loans past due more than 90 days totaled $6.4 million as of September 30, 2011, compared to $7.5 million at September 30, 2010 and $5.5 million as of December 31, 2010.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $4.1 million of restructured loans at September 30, 2011, $2.0 million at September 30, 2010 and $0.2 million at December 31, 2010.

Table 10

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,				December 31,
	2011		2010		2010
Nonaccrual loans	$16,070		$23,014		$24,925
Restructured loans	4,070		2,008		217

Total nonperforming loans	20,140		25,022		25,142
Other real estate owned	5,299		5,714		4,387

Total nonperforming assets	$25,439		$30,736		$29,529

Loans past due 90 days or more	$6,387		$7,454		$5,480
Allowance for Loan Losses	72,876		72,719		73,952

Ratios
Nonperforming loans as a percent of loans	0.42%		0.55%		0.55%
Nonperforming assets as a percent of loans plus other real estate owned	0.53		0.67		0.64
Nonperforming assets as a percent of total assets	0.21		0.27		0.24
Loans past due 90 days or more as a percent of loans	0.13		0.16		0.12
Allowance for loan losses as a percent of loans	1.53		1.59		1.61
Allowance for loan losses as a multiple of nonperforming loans	3.62	x	2.91	x	2.94	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $5.8 billion of high-quality securities available for sale. Investment securities with a market value of $3.8 billion at September 30, 2011 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2011 was $4.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for ensuring the following criteria for the information the Company is required to report in its periodic SEC filings. SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During 2010, two suits were filed against UMB Bank, N.A. (the “Bank”) in Missouri state court alleging that the Bank’s deposit account posting practices resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. Both suits sought class-action status for the Bank’s Missouri customers who may have been similarly affected. The Bank removed the first of the two suits (Johnson, et. al. vs. UMB Bank N.A.) to the U.S. District Court for the Western District of Missouri. The action was then transferred to the multidistrict litigation in the U.S. District Court for the Southern District of Florida, where similar claims against other financial institutions are pending. The second suit (Allen, et. al. vs. UMB Bank N.A., et. al.) was also filed in Missouri state court by another Bank customer alleging substantially identical facts. The Allen suit was subsequently amended to add the Company and all of its other bank subsidiaries as defendants, and to seek to include customers of all of the defendant banks in a class action. During the first quarter of 2011, a third suit (Downing vs. UMB Bank N.A., et. al.) was filed in the U.S. District Court for the Western District of Oklahoma by another bank customer alleging similar facts and also seeking class action status. On May 13, 2011, the Company and all of its bank subsidiaries entered into an agreement to settle the Allen suit. To resolve the litigation, and without admitting any wrongdoing, the Company agreed to establish a $7.8 million escrow settlement fund, and recognized the related expense in its consolidated statements of income for the period ended June 30, 2011. The settlement was subject to approval by the Circuit Court of Jackson County, Missouri. The court gave preliminary approval to the settlement agreement on June 27, 2011, and gave final approval to the settlement agreement at a fairness hearing on October 31, 2011. The Johnson suit was dismissed without prejudice on August 31, 2011.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2011.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2011	25,765	$43.79	25,765	1,932,964
August 1-August 31, 2011	106,972	35.27	106,972	1,825,992
September 1-September 30, 2011	4,261	35.78	4,261	1,821,731

Total	136,998	$36.89	136,998

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

Date: November 3, 2011