Form 10-K
period 2011-12-31
UMB FINANCIAL CORP
filed 2012-02-28
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2011 the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $1,357,795,500 based on the NASDAQ Global Select Market closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2012
Common Stock, $1.00 Par Value	40,549,504

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 24, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the Company) was organized as a corporation in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956 (BHCA). In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Company owns all of the outstanding stock of four commercial banks and 21 other subsidiaries.

The four commercial banks are engaged in general commercial banking business. The principal location of each bank is in Missouri, Colorado, Kansas, and Arizona, respectively. The principal subsidiary bank, UMB Bank, n.a., whose principal office is in Missouri, also has branches in Illinois, Kansas, Nebraska and Oklahoma. The banks offer a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions, the principal subsidiary bank, UMB Bank, n.a., provides commercial and retail banking services including investment and cash management services and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. Subsidiaries of the Company include mutual fund and alternative investment services groups, single-purpose companies that deal with brokerage services and insurance and Scout Investments, offering equity and fixed income investment strategies for institutions and individual investors. The Company’s products and services are grouped into three segments, Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. These segments are described in detail with their related financial results in Note 13 to the Consolidated Financial Statements provided in Item 8, pages 82 through 83 of this report. The primary non-bank subsidiaries of the Company are described below.

UMB Fund Services, Inc., located in Milwaukee, Wisconsin, Kansas City, Missouri and Boston, Massachusetts, provides services to mutual fund groups representing funds and managed account services to asset management groups. In addition, JD Clark & Co., Inc., a subsidiary of UMB Fund Services, Inc., located in Ogden, Utah and Media, Pennsylvania provides services to alternative investment groups.

Scout Investments, Inc. is an institutional asset management company located in Kansas City, Missouri. Scout Investments, Inc. offers domestic and international equity investments through Scout Asset Management and fixed income investments through Reams Asset Management both divisions of Scout Investments, Inc..

Prairie Capital Management, LLC, headquartered in Kansas City, Missouri, is a wealth management consulting firm and serves as investment manager to proprietary pooled investment vehicles, including traditional diversified equity funds, hedge funds, and private equity funds. Prairie Capital has branch offices in Illinois, Colorado, and Pennsylvania.

On a full-time equivalent basis at December 31, 2011, the Company and its subsidiaries employed 3,448 persons.

Segment Information.    Financial information regarding the Company’s three segments is included in Note 13 to the Consolidated Financial Statements provided in Item 8, pages 82 through 83 of this report.

Competition.    The Company faces intense competition from hundreds of financial service providers in each of its business segments in the various markets served. The Company competes with other traditional and non-traditional financial service providers including banks, thrifts, finance companies, mutual funds, mortgage banking companies, brokerage companies, insurance companies, investment managers and credit unions. Customers are generally influenced by convenience of location, quality of service, personal contact, price of services, and availability of products. The impact from competition is critical not only to pricing, but also to transaction execution, products and services offered, innovation and reputation. Within the Kansas City banking market, the Company ranks first based on the amount of deposits at June 30, 2011, the most recent date for which deposit information is available from the Federal Deposit Insurance Corporation (FDIC). At June 30, 2011, the Company had 13.4 percent of the deposits in its primary market, the Kansas City metropolitan area, compared to 11.1 percent at June 30, 2010.

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

Payment of dividends by the Company’s affiliate banks to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2011, approximately $22.0 million of the equity of the Company’s bank and non-bank subsidiaries was available for distribution as dividends to the Company without prior regulatory approval or without reducing the capital of the respective banks below prudent levels.

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

At December 31, 2011, the Company was required to have minimum Tier 1 capital, Total capital, and leverage ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 11.20%, 12.20%, and 6.71%, respectively.

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

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The Company’s banks must be well-capitalized and well-managed in order for the Company to remain a financial holding company. The capital ratios and classifications for the Company and each of the Company’s four banks as of December 31, 2011, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 Risk Based Capital Ratio (6% or greater)	Total Risk-Based Capital Ratio (10% or greater)
UMB Financial Corporation	6.71	11.20	12.20
UMB Bank, n.a.	6.32	10.68	11.73
UMB National Bank of America, n.a.	9.02	18.85	19.48
UMB Bank Colorado, n.a.	7.00	11.74	12.46
UMB Bank Arizona, n.a.	10.87	9.83	11.08

The Company is required to maintain minimum balances with the FRB for each of its subsidiary banks. These balances are calculated from reports filed with the respective FRB for each affiliate. At December 31, 2011, the Company was required to hold $63.3 million at the FRB.

Deposit Insurance and Assessments.    The deposits of each of the Company’s four subsidiary banks are insured by an insurance fund administered by the FDIC, in general up to a maximum of $250,000 per insured deposit. Under federal banking regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC assessment is separated into two parts. The first part is the FDIC Insurance, and the second part is the assessment for the Financing Corporation (FICO) to fund interest payments on bonds issued by FICO, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (SAIF).

In October 2010, the FDIC adopted a new plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act). In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012. In February 2011, the FDIC issued a final rule to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC created a risk based scorecard system to determine an institutions base assessment rate. The scorecards utilize CAMELS ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The Company cannot provide any assurance as to the effect of any future proposed change in its deposit insurance premium rate as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

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

A discussion of past acquisitions is included in Note 16 to the Consolidated Financial Statements provided in Item 8 on pages 86 and 87 of this report.

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

•

Require financial holding companies to be well capitalized and well managed to maintain financial holding company status. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

•

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

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

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 19 through 51 of this report.

Executive Officers of the Registrants.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
Craig Anderson	52	Mr Anderson joined UMB Bank, n.a. in 1986. In 2011, he was named President of Commercial Banking for UMB Financial Corporation where he is responsible for all areas of commercial banking including treasury management. Prior to his appointment to that position, he served as the President for Regional Banking for the Company from September 2009 through November 2011, and as Chairman and CEO of National Bank of America in Salina, Kansas from May 2004 to September 2009.

Terry W. D’Amore	55	Mr. D’ Amore joined UMB Bank, n.a. in June 2005. He serves as Executive Vice President, Director of Payment & Technology Solutions Division where he is responsible for sales, service and product management for the Treasury Management, Healthcare, Foreign Exchange, and Merchant Services. Prior to coming to UMB Bank, n.a., he served as National Sales and Service Manager for Treasury Management’s Corporate Finance Division at PNC Bank in Pittsburgh, Pennsylvania.

Peter J. deSilva	50	Mr. deSilva has served as President and Chief Operating Officer of the Company since January 2004 and Chairman and Chief Executive Officer of UMB Bank, n.a. since May 2004. Mr. deSilva was previously employed by Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Name	Age	Position with Registrant
Peter J. Genovese	65	Mr. Genovese has served as Vice Chairman of the Company since October 2008. He previously served as Vice Chairman of the Eastern Region and CEO of St. Louis of UMB Bank, n.a. from January 2004 to October 2008. He also served as President of the Company from January 2000 to January 2004.

Michael D. Hagedorn	45	Mr. Hagedorn has served as Vice Chairman, Chief Financial Officer, and Chief Administrative Officer of the Company since October 2009. Previously, he served as Executive Vice President and Chief Financial Officer of the Company from March 2005 to October 2009. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group from April 2001 to March 2005.

Daryl S. Hunt	55	Mr. Hunt joined UMB Bank, n.a. in November 2007, as Executive Vice President of Operations and Technology Group. Previously, Mr. Hunt worked at Fidelity Investments where he served as Senior Vice President for Transfer Operations from 2006 to 2007, Senior Vice President of Customer Processing Operations from 2003 to 2006, and Senior Vice President of Outbound Mail Operations from 2001 to 2003.

Andrew J. Iseman	47	Mr. Iseman joined Scout Investments, Inc. as Chief Executive Officer in August 2010. From February 2009 to June 2010, he served as Chief Operating Officer of RK Capital Management. He was previously employed by Janus Capital Group from January 2003 to April 2008, most recently serving as the Executive Vice President from January 2008 to April 2008 and Chief Operating Officer from May 2007 to April 2008.

J. Mariner Kemper	39	Mr. Kemper has served as the Chairman and CEO of the Company since May 2004 and has served as Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. He was President of UMB Bank Colorado from 1997 to 2000.

Stephen M. Kitts	51	Mr. Kitts joined UMB Bank, n.a. in September 2007 as Executive Vice President of Banking Services where he supervises correspondent banking and investment banking. Prior to joining UMB Bank, n.a., he managed the Capital Markets Group at Commerce Bank from 1996 to 2007.

David D. Kling	65	Mr. Kling has served as Executive Vice President and Chief Risk Officer of the Company since October 2008. He previously served as the Executive Vice President for Enterprise Services of UMB Bank, n.a. since November 2007. He also served as Executive Vice President of Financial Services and Support of UMB Bank, n.a. from 1997 to 2007.

Douglas F. Page	68	Mr. Page has served as Executive Vice President of the Company since 1984 and Executive Vice President, Loan Administration, of UMB Bank, n.a. since 1989.

Name	Age	Position with Registrant
Christine Pierson	49	Ms. Pierson joined the Company in January 2011 as Executive Vice President of Consumer Banking. Prior to 2011, she served the Vice President of US Sales—Animal Health Division for Bayer Healthcare Corporation since 2005.

Dennis R. Rilinger	64	Mr. Rilinger has served as Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

James A. Sangster	57	Mr. Sangster has served as President of UMB Bank, n.a. since 1999.

Lawrence G. Smith	64	Mr. Smith has served as Executive Vice President and Chief Organizational Effectiveness Officer of UMB Bank, n.a. since March 2005. Prior to coming to UMB Bank, n.a., Mr. Smith was Vice President—Human Resources for Fidelity Investments in Boston, Massachusetts where he was responsible for Fidelity’s business group human resource activities.

Brian J. Walker	40	Mr. Walker joined the Company in June 2007 as Senior Vice President and Corporate Controller (Chief Accounting Officer). From July of 2004 to June 2007 he served as a Certified Public Accountant for KPMG where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche from November 2002 to July of 2004.

Clyde F. Wendel	64	Mr. Wendel has served as Vice Chairman of UMB Bank, n.a. and Chief Executive Officer of Personal Financial Services of UMB Bank, n.a. since October 2009. He previously served as President of the Asset Management Division of UMB Bank, n.a. and Vice Chairman of UMB Bank, n.a. from June 2006 to October 2009. Previously, he served as Regional President, Bank of America Private Bank and Senior Bank Executive for Iowa, Kansas, and Western Missouri from 2000-2006.

John P. Zader	50	Mr. Zader joined UMB Fund Services in December 2006. He serves as Chief Executive Officer of UMB Fund Services. He previously served as a consultant to Jefferson Wells International in 2006 and served as Senior Vice President and Chief Financial Officer of U.S. Bancorp Fund Services, LLC, a mutual and hedge fund service provider from 1988 to 2006.

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

General economic conditions could materially impair customers’ ability to repay loans, harm operating results and reduce the volume of new loans.    The U.S. and the world economies impact how financial instruments are priced. Profitability depends significantly on economic conditions. Economic downturns or recessions, either nationally, internationally or in the states within the Company’s footprint, could materially reduce operating results. An economic downturn could negatively impact demand for loan and deposit products, the demand for insurance and brokerage products and the amount of credit related losses due to customers who cannot pay interest or principal on their loans. To the extent loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for loan losses would reduce income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages credit risk.

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

In the ordinary course of our business, the Company collects and stores sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, regulatory penalties, and damage our reputation which could adversely affect our business. In addition, there is the risk that controls and procedures, as well as business continuity and data security systems, may prove to be inadequate. Any such failure could affect operations and could adversely affect results of operations by requiring the Company to expend significant resources to correct the defect, as well as by exposing the Company to litigation or losses not covered by insurance.

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

Inability to hire or retain qualified employees could adversely affect the Company’s performance.    The Company’s people are its most important resource and competition for qualified employees is intense. Employee compensation is the Company’s greatest expense. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as its loan and deposit portfolios, investment management function and asset servicing function .The loss of key staff may adversely affect the Company’s ability to maintain and manage these portfolios effectively, which could negatively affect its results of operations. If compensation costs required to attract and retain employees become unreasonably expensive, the Company’s performance, including its competitive position, could be adversely affected.

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

The Company is subject to a variety of litigation which may affect its business, operating results and reputation.    The Company and its subsidiaries may be involved from time to time in a variety of litigation. This litigation can include class action litigation concerning servicing processes or fees or charges, or employment practices, and potential reductions in fee revenues resulting from such litigation. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Substantial legal liability could materially affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

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

Other main facilities of UMB Bank, n.a. in downtown Kansas City, Missouri, are located at 928 Grand Boulevard (185,000 square feet); 906 Grand Boulevard (140,000 square feet); and 1008 Oak Street (180,000 square feet). Both the 928 Grand and 906 Grand buildings house backroom support functions. The 928 Grand building also houses Scout Investments, Inc. Additionally, within the 906 Grand building there is 20,000 square feet of space leased to several small tenants. The 928 Grand building underwent a major renovation during 2004 and 2005. The 928 Grand building is connected to the UMB Bank Building (1010 Grand) by an enclosed elevated pedestrian walkway. The 1008 Oak building, which opened during the second quarter of 1999, houses the Company’s operations and data processing functions.

UMB Bank, n.a. leases 52,000 square feet in the Hertz Building located in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full-service banking center and is home to some operational and administrative support functions.

UMB Bank, Colorado, n.a. leases 30,000 square feet on the first, second, third, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado. The location has a full-service banking center and is home to the operational and administrative support functions for UMB Bank, Colorado, n.a.

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,000 square feet in Milwaukee, Wisconsin, at which its fund services operation is headquartered.

As of December 31, 2011, the Company’s affiliate banks operated a total of 124 banking centers and two Wealth Management offices.

The Company utilizes all of these properties to support aspects of all of the Company’s business segments.

Additional information with respect to premises and equipment is presented in Notes 1 and 8 to the Consolidated Financial Statements in Item 8, pages 57 and 74 of this report.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. In the opinion of management, after consultation with legal counsel, except as noted below, none of these lawsuits are expected to have a material effect on the financial position, results of operations, or cash flows of the Company.

During 2010, two suits were filed against UMB Bank, N.A. (the “Bank”) in Missouri state court alleging that the Bank’s deposit account posting practices resulted in excessive overdraft fees in violation of Missouri’s consumer protection statute and the account agreement. Both suits sought class-action status for the Bank’s Missouri customers who may have been similarly affected. The Bank removed the first of the two suits (Johnson, et. al. vs. UMB Bank N.A.) to the U.S. District Court for the Western District of Missouri. The action was then transferred to the multidistrict litigation in the U.S. District Court for the Southern District of Florida, where similar claims against other financial institutions are pending. The second suit (Allen, et. al. vs. UMB Bank N.A., et. al.) was also filed in Missouri state court by another Bank customer alleging substantially identical facts. The Allen suit was subsequently amended to add the Company and all of its other bank subsidiaries as defendants, and to seek to include customers of all of the defendant banks in a class action. During the first quarter of 2011, a third suit (Downing vs. UMB Bank N.A., et. al.) was filed in the U.S. District Court for the Western District of Oklahoma by another bank customer alleging similar facts and also seeking class action status. On May 13, 2011, the Company and all of its bank subsidiaries entered into an agreement to settle the Allen suit. To resolve the litigation, and without admitting any wrongdoing, the Company agreed to establish a $7.8 million escrow settlement fund, and recognized the related expense in its consolidated statements of income for the period ended June 30, 2011. The settlement was subject to approval by the Circuit Court of Jackson County, Missouri. The court gave preliminary approval to the settlement agreement on June 27, 2011, and gave final approval to the settlement agreement at a fairness hearing on October 31, 2011. The Johnson suit was dismissed without prejudice on August 31, 2011. The Downing suit was dismissed on November 2, 2011, and the time to appeal the Allen suit settlement has passed.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 15, 2012, the Company had 2,168 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2011	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.195	$0.195	$0.195	$0.205
Book value	26.62	27.97	28.97	29.46
Market price:
High	44.21	42.65	45.20	38.53
Low	37.20	37.05	32.08	30.49
Close	37.37	41.88	32.08	37.25

Per Share	Three Months Ended
2010	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.185	$0.185	$0.185	$0.195
Book value	25.43	26.42	26.98	26.24
Market price:
High	41.96	44.51	39.58	42.36
Low	37.24	35.56	31.88	34.73
Close	40.60	35.56	35.51	41.44

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is presented in Item 1, page 3 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 76 and 77 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 99 and 100 and in Note 11 to the Consolidated Financial Statements provided in Item 8, pages 78 through 81 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2011	9,547	$35.63	9,547	1,812,184
November 1—November 30, 2011	4,869	35.13	4,869	1,807,315
December 1—December 31, 2011	5,388	36.27	5,388	1,801,927

Total	19,804	$35.68	19,804

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

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 21 through 51, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

EARNINGS	2011	2010	2009	2008	2007
Interest income	$343,653	$346,507	$356,217	$387,973	$414,413
Interest expense	26,680	35,894	53,232	112,922	181,729
Net interest income	316,973	310,613	302,985	275,051	232,684
Provision for loan losses	22,200	31,510	32,100	17,850	9,333
Noninterest income	414,332	360,370	310,176	312,783	288,788
Noninterest expense	562,746	512,622	460,585	430,153	407,164
Net income	106,472	91,002	89,484	98,075	74,213

AVERAGE BALANCES
Assets	$12,417,274	$11,108,233	$10,110,655	$8,897,886	$7,996,286
Loans, net of unearned interest	4,756,165	4,490,587	4,383,551	4,193,871	3,901,853
Securities	5,774,217	5,073,839	4,382,179	3,421,213	2,846,620
Interest-bearing due from banks	837,807	593,518	492,915	66,814	—
Deposits	9,593,638	8,451,966	7,584,025	6,532,270	5,716,202
Long-term debt	11,284	19,141	32,067	36,404	36,905
Shareholders’ equity	1,138,625	1,066,872	1,006,591	933,055	874,078

YEAR-END BALANCES
Assets	$13,541,398	$12,404,932	$11,663,355	$10,976,596	$9,342,959
Loans, net of unearned interest	4,970,558	4,598,097	4,332,228	4,410,034	3,929,365
Securities	6,277,482	5,742,104	5,003,720	4,924,407	3,486,780
Interest-bearing due from banks	1,164,007	848,598	1,057,195	575,309	—
Deposits	10,169,911	9,028,741	8,534,488	7,725,326	6,550,802
Long-term debt	6,529	8,884	25,458	35,925	36,032
Shareholders’ equity	1,191,132	1,060,860	1,015,551	974,811	890,574

PER SHARE DATA
Earnings—basic	$2.66	$2.27	$2.22	$2.41	$1.78
Earnings—diluted	2.64	2.26	2.20	2.38	1.77
Cash dividends	0.79	0.75	0.71	0.66	0.57
Dividend payout ratio	29.70%	33.04%	31.98%	27.18%	32.02%
Book value	$29.46	$26.24	$25.11	$23.81	$21.55
Market price
High	45.20	44.51	49.75	69.60	47.06
Low	30.49	31.88	33.65	35.76	34.95
Close	37.25	41.44	39.35	49.14	38.36

Return on average assets	0.86%	0.82%	0.89%	1.10%	0.93%
Return on average equity	9.35	8.53	8.89	10.51	8.49
Average equity to average assets	9.17	9.60	9.96	10.49	10.93
Total risk-based capital ratio	12.20	12.45	14.18	14.09	14.58

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2011. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

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

Forward-looking statements are not guarantees of future performance or results. You are cautioned not to put undue reliance on any forward-looking statement which speaks only as of the date it was made. Forward-looking statements reflect management’s expectations and are based on currently available data; however, they involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic and political conditions, either nationally, internationally or in the Company’s footprint, may be less favorable than expected;

•	Legislative or regulatory changes;

•	Changes in the interest rate environment;

•	Changes in the securities markets impacting mutual fund performance and flows;

•	Changes in operations;

•	The ability to successfully and timely integrate acquisitions;

•	Competitive pressures among financial services companies may increase significantly;

•	Changes in technology may be more difficult or expensive than anticipated;

•	Changes in the ability of customers to repay loans;

•	Changes in loan demand may adversely affect liquidity needs;

•	Changes in employee costs; and

•	Results of litigation claims.

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

The first strategy is to grow the Company’s fee-based businesses. Throughout these times of economic change, the Company has continued to emphasize its fee-based operations. With a diverse source of revenues, this strategy has helped reduce the Company’s exposure to changes in interest rates. During 2011, noninterest income increased $54.0 million, or 15.0 percent, to $414.3 million for the year ended December 31, 2011, compared to the same period in 2010. Trust and securities processing income increased $48.0 million, or 30.0 percent, for year-to-date December 31, 2011 as compared to the same period in 2010. Bankcard fees increased $5.0 million, or 9.1 percent, compared to 2010. Gains from the sale of securities available for sale of $16.1 million were recognized during the year ended December 31, 2011 compared to $8.3 million for the same period of 2010. The Company is focused on the growth of its asset management and asset servicing businesses. The Company also maintains focus on its wealth management, credit card, healthcare, and payments businesses.

The second strategy is a focus on net interest income through loan and deposit growth. During 2011, continued progress on this strategy was illustrated by an increase in net interest income of $6.4 million, or 2.1 percent, from the previous year. Through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet, the Company has continued to show increased net interest income in a historically low rate environment. Average earning assets increased by $1.2 billion, or 11.7 percent, from 2010. This earning asset growth was primarily funded with a $522.3 million increase in average interest-bearing deposits, or 9.2 percent, and a $619.4 million increase in average noninterest-bearing deposits, or 22.2 percent, compared to 2010 respectively. Net interest margin, on a tax-equivalent basis, decreased 27 basis points, and net interest spread decreased 23 basis points compared to 2010, respectively.

The third strategy is a focus on improving operating efficiencies. At December 31, 2011, the Company had 124 branches. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total deposits growth previously discussed. Throughout 2010, the Company invested in technological advances that will help management drive operating efficiencies through improved data analysis and automation. Starting in 2011, the Company has converted to a new financial and human resource software that is integrated and enterprise wide. In addition to the use of automation technology, the Company will continue to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time and properly utilizing a share buy-back strategy. At December 31, 2011, the Company had $1.2 billion in total shareholders’ equity. This is an increase of $130.3 million, or 12.3 percent, compared to total shareholders’ equity at December 31, 2010. At December 31, 2011, the Company had a total risk-based capital ratio of 12.20 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 238,834 shares at an average price of $38.28 per share during 2011. Further, the Company paid $32.0 million in dividends during 2011, which represents a 5.4 percent increase compared to 2010.

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

Earnings Summary

The Company recorded consolidated net income of $106.5 million for the year ended December 31, 2011. This represents a 17.0 percent increase over 2010. Net income for 2010 increased 1.7 percent compared to 2009. Basic earnings per share for the year ended December 31, 2011, were $2.66 per share compared to $2.27 per share in 2010 and $2.22 per share in 2009. Basic earnings per share for 2011 increased 17.2 percent over 2010, which increased 2.3 percent over 2009. Fully diluted earnings per share for the year ended December 31, 2011, were $2.64 per share compared to $2.26 per share in 2010 and $2.20 per share in 2009.

The Company’s net interest income increased to $317.0 million in 2011 compared to $310.6 million in 2010 and $303.0 million in 2009. In total, a favorable volume variance outpaced the impact from an unfavorable rate variance, resulting in a $6.4 million increase in net interest income in 2011, compared to 2010. Upon further examination, the reduced cost of funding on interest-bearing deposits reduced the impact from an unfavorable rate variance on earning assets, resulting in the net favorable volume variance described. See Table 1 on page 25. The favorable volume variance was led by a 40.3 percent increase in the average balance of tax-exempt securities, a 6.6 percent increase in average taxable securities, and a 5.9 percent increase in the average balance of loans and loans held for sale. This was more than offset by an unfavorable rate variance in the same categories. However, a 19 basis points reduction in rate on interest-bearing deposits drove the resulting increase in net interest income. While decreasing due to the current low rate environment, the Company continues to see benefit from interest-free funds. The impact of this benefit is illustrated on Table 2 on page 26. The $7.6 million increase in net interest income in 2010, compared to 2009, is primarily a result of a favorable volume variance. The favorable volume variance was driven by a 15.5 percent increase in the average balance of taxable securities, a 16.5 percent increase in tax-exempt securities, and a 2.4 percent increase in the average balance of loans and loans held for sale. This was partially offset by an unfavorable rate variance in taxable securities, or an 82 basis points decrease in yield. The current credit environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements. See Table 15 on page 46 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2011.

The Company had an increase of $54.0 million, or 15.0 percent, in noninterest income in 2011, compared to 2010, and a $50.2 million, or 16.2 percent, increase in 2010, compared to 2009. The increase is primarily attributable to higher trust and securities processing income and higher bankcard fees. Trust and securities processing income increased $48.0 million, or 30.0 percent, for the year ended December 31, 2011, compared to the same period in 2010. Bankcard fees increased $5.0 million, or 9.1 percent. The change in noninterest income in 2011 from 2010, and 2010 from 2009 is illustrated on Table 5 on page 29.

Noninterest expense increased in 2011 by $50.1 million, or 9.8 percent, compared to 2010 and increased in 2010 by $52.0 million, or 11.3 percent, compared to 2009. Salaries and employee benefits expense increased by $27.5 million, or 10.3 percent. Amortization of other intangibles increased by $5.0 million, or 44.5 percent, and was driven by acquisition activity in 2010. Processing fees increased $4.5 million, or 9.9 percent. Additionally, during the second quarter, the Company established a $7.8 million escrow fund to settle a class action lawsuit. The increase in noninterest expense in 2011 from 2010, and 2010 from 2009 is illustrated on Table 6 on page 30.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2011, 2010 and 2009.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 2 analyzes net interest margin for the three years ended December 31, 2011, 2010 and 2009. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2007 through 2011 are presented in a table following “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 44 and 45. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

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

Average Volume		Average Rate		2011 vs. 2010	Increase (Decrease)
2011	2010	2011	2010		Volume	Rate	Total
				Change in interest earned on:
$4,756,165	$4,490,587	4.61%	4.95%	Loans	$12,228	$(14,949)	$(2,721)
				Securities:
4,224,456	3,964,661	2.01	2.28	Taxable	5,235	(10,524)	(5,289)
1,497,834	1,067,689	3.54	4.28	Tax-exempt	13,908	(8,638)	5,270
31,273	44,383	0.32	0.36	Federal funds sold and resell agreements	(42)	(16)	(58)
837,807	593,518	0.39	0.66	Interest-bearing due from banks	958	(1,588)	(630)
51,927	41,489	2.64	1.91	Other	274	300	574

11,399,462	10,202,327	3.18	3.56	Total	32,561	(35,415)	(2,854)
				Change in interest incurred on:
6,178,795	5,656,508	0.40	0.59	Interest-bearing deposits	2,082	(10,901)	(8,819)
1,471,011	1,409,349	0.12	0.14	Federal funds purchased and repurchase agreements	72	(377)	(305)
36,580	42,313	0.93	1.02	Other	(53)	(36)	(89)

$7,686,386	$7,108,170	0.35%	0.50%	Total	2,101	(11,314)	(9,213)

				Net interest income	$30,460	$(24,101)	$6,359

Average Volume		Average Rate		2010 vs. 2009	Increase (Decrease)
2010	2009	2010	2009		Volume	Rate	Total
				Change in interest earned on:
$4,490,587	$4,383,551	4.95%	4.92%	Loans	$5,338	$1,154	$6,492
				Securities:
3,964,661	3,432,373	2.28	3.10	Taxable	12,138	(28,203)	(16,065)
1,067,689	916,302	4.28	4.98	Tax-exempt	6,509	(6,388)	121
44,383	54,069	0.36	0.49	Federal funds sold and resell agreements	(35)	(69)	(104)
593,518	492,915	0.66	0.83	Interest-bearing due from banks	663	(827)	(164)
41,489	33,503	1.91	2.39	Other	161	(151)	10

10,202,327	9,312,713	3.56	4.00	Total	24,774	(34,484)	(9,710)
				Change in interest incurred on:
5,656,508	5,211,569	0.59	0.96	Interest-bearing deposits	2,631	(19,103)	(16,472)
1,409,349	1,351,206	0.14	0.15	Federal funds purchased and repurchase agreements	83	(67)	16
42,313	51,857	1.02	2.53	Other	(97)	(785)	(882)

$7,108,170	$6,614,632	0.50%	0.80%	Total	2,617	(19,955)	(17,338)

				Net interest income	$22,157	$(14,529)	$7,628

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2011	2010	2009
Average earning assets	$11,399,462	$10,202,327	$9,312,713
Interest-bearing liabilities	7,686,386	7,108,170	6,614,632

Interest-free funds	$3,713,076	$3,094,157	$2,698,081

Free funds ratio (free funds to earning assets)	32.57%	30.33%	28.97%

Tax-equivalent yield on earning assets	3.18%	3.56%	4.00%
Cost of interest-bearing liabilities	0.35	0.50	0.80

Net interest spread	2.83%	3.06%	3.20%
Benefit of interest-free funds	0.11	0.15	0.23

Net interest margin	2.94%	3.21%	3.43%

The Company experienced an increase in net interest income of $6.4 million, or 2.1 percent, for the year 2011, compared to 2010. This follows an increase of $7.6 million, or 2.5 percent, for the year 2010, compared to 2009. As illustrated in Table 1, the 2010 increase is due to a favorable volume variance. The most significant portion of this favorable volume variance is associated with higher securities balances, coupled with continued growth in the loan balances in 2011 and 2010, respectively. In 2011, the favorable volume variances for earning assets were outpaced by the rate variances. However, the Company reduced the average cost of interest-bearing liabilities by 15 basis points during 2011, resulting in the positive increase in net interest income.

The decrease in the cost of funds has led to a declining beneficial impact from interest-free funds. However, the Company still maintains a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 38.8 percent, 32.0 percent and 32.5 percent of total outstanding deposits at December 31, 2011, 2010 and 2009, respectively. As illustrated in Table 2, the impact from these interest-free funds was 11 basis points in 2011, compared to 15 basis points in 2010 and 23 basis points in 2009.

The 2010 increase in net interest income over 2009 is due to the combined impacts from a favorable volume variance and an unfavorable rate variance. In addition to the significant favorable volume variance associated with higher loan and securities balances in 2010, the reduction of the average cost of interest-bearing liabilities of 30 basis points during the year helped reduce the impact from the unfavorable rate variance on earning assets.

The Company has experienced a repricing of its earning assets and interest-bearing liabilities during the 2011 interest rate cycle. The average rate on earning assets during 2011 has decreased by 38 basis points, while the average rate on interest-bearing liabilities decreased by 15 basis points, resulting in a 23 basis point decline in spread. The volume of loans has increased from an average of $4.5 billion in 2010 to an average of $4.8 billion in 2011. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is relatively short in duration and liquid in its composition of assets. If the Federal Reserve’s Open Market Committee maintains rates at current levels, the Company anticipates a negative impact to interest income as a result. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions, market movements and the duration of this rate environment.

During 2012, approximately $1.4 billion of securities are expected to have principal repayments and be reinvested. This includes approximately $410 million which will have principal repayments during the first quarter of 2012. The total investment portfolio had an average life of 32.8 months and 28.7 months as of December 31, 2011 and 2010, respectively. It should be noted that the Company also had a portfolio of short-

term investments as of the end of both 2011 and 2010. At December 31, 2011, the amount of such investments was approximately $157 million, and without these investments, the average life of the investment portfolio would have been 33.6 months. At December 31, 2010, the amount of such short-term investments was approximately $396 million, and without these short-term investments, the average life of the investment portfolio would have been 30.6 months.

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

	December 31
Loan Category	2011	2010	2009	2008	2007
Commercial	$37,927	$39,138	$40,420	$31,617	$30,656
Real estate	20,486	18,557	13,321	9,737	5,537
Consumer	13,593	16,243	10,128	10,893	9,743
Leases	11	14	270	50	50

Total allowance	$72,017	$73,952	$64,139	$52,297	$45,986

Table 4 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on page 49 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ALL methodology refer to Note 3 of the Consolidated Financial Statements.

As illustrated in Table 4 below, the ALL decreased as a percentage of total loans to 1.45 percent as of December 31, 2011, compared to 1.61 percent as of December 31, 2010. Based on the factors above, management of the Company had a reduction of expense of $9.3 million, or 29.6 percent, related to the provision for loan losses in 2011, compared to 2010. This decrease is primarily attributable to a decrease in the inherent risk within the loan portfolio. This compares to a $0.6 million, or 1.8 percent, decrease in the provision for loan losses in 2010, compared to 2009.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2011	2010	2009	2008	2007
Allowance-beginning of year	$73,952	$64,139	$52,297	$45,986	$44,926
Provision for loan losses	22,200	31,510	32,100	17,850	9,333
Allowance of banks and loans acquired	—	—	—	216	—
Charge-offs:
Commercial	(12,693)	(6,644)	(5,532)	(4,281)	(2,615)
Consumer
Credit card	(13,493)	(15,606)	(13,625)	(8,092)	(5,684)
Other	(1,945)	(2,979)	(4,911)	(4,147)	(3,857)
Real estate	(532)	(258)	(881)	(61)	(318)

Total charge-offs	(28,663)	(25,487)	(24,949)	(16,581)	(12,474)
Recoveries:
Commercial	813	637	1,419	1,338	1,046
Consumer
Credit card	2,366	1,327	1,334	1,253	1,107
Other	1,317	1,797	1,936	2,220	2,032
Real estate	32	29	2	15	16

Total recoveries	4,528	3,790	4,691	4,826	4,201

Net charge-offs	(24,135)	(21,697)	(20,258)	(11,755)	(8,273)

Allowance-end of year	$72,017	$73,952	$64,139	$52,297	$45,986

Average loans, net of unearned interest	$4,748,909	$4,478,377	$4,356,187	$4,175,658	$3,888,149
Loans at end of year, net of unearned interest	4,960,343	4,583,683	4,314,705	4,388,148	3,917,125
Allowance to loans at year-end	1.45%	1.61%	1.49%	1.19%	1.17%
Allowance as a multiple of net charge-offs	2.98	x	3.41	x	3.17	x	4.45	x	5.56	x
Net charge-offs to:
Provision for loan losses	108.71%	68.86%	63.11%	65.86%	88.64%
Average loans	0.51	0.48	0.47	0.28	0.21

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased $54.0 million, or 15.0 percent, to $414.3 million for the year ended December 31, 2011, compared to the same period in 2010. Trust and securities processing income increased $48.0 million, or 30.0 percent, for year-to-date December 31, 2011, as compared to the same period in 2010. Bankcard fees increased $5.0 million, or 9.1 percent, compared to 2010. Gains from the sale of securities available for sale of $16.1 million were recognized during the year ended December 31, 2011, compared to $8.3 million for the same period of 2010.

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

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2011	2010	2009	11-10	10-09	11-10	10-09
Trust and securities processing	$208,392	$160,356	$120,544	$48,036	$39,812	30.0%	33.0%
Trading and investment banking	27,720	29,211	26,587	(1,491)	2,624	(5.1)	9.9
Service charges on deposit accounts	74,659	77,617	83,392	(2,958)	(5,775)	(3.8)	(6.9)
Insurance fees and commissions	4,375	5,565	4,800	(1,190)	765	(21.4)	15.9
Brokerage fees	9,950	6,345	7,172	3,605	(827)	56.8	(11.5)
Bankcard fees	59,767	54,804	45,321	4,963	9,483	9.1	20.9
Gains on sales of securities available for sale, net	16,125	8,315	9,737	7,810	(1,422)	93.9	(14.6)
Other	13,344	18,157	12,623	(4,813)	5,534	(26.5)	43.8

Total noninterest income	$414,332	$360,370	$310,176	$53,962	$50,194	15.0%	16.2%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 5 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2011 compared to 2010, and in 2010 compared to 2009.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and mutual fund assets servicing. This income category increased by $48.0 million, or 30.0 percent in 2011, compared to 2010, and increased by $39.8 million, or 33.0 percent in 2010, compared to 2009. The Company increased fund administration and custody services fee income by $6.8 million and $14.5 million in 2011 and 2010, respectively. Advisory fee income from the Scout Funds increased $14.4 million in 2011 compared to 2010 and $15.5 million in 2010 compared to 2009. Fee income from institutional and personal investment management services increased $23.2 million in 2011 and $6.0 million in 2010. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Bankcard fees increased $5.0 million, or 9.1 percent, and $9.5 million, or 20.9 percent, in 2010 compared to 2009, respectively. The increase in both years reflects both higher card volume and a greater average transaction dollar amount. Additionally, credit card rebate programs encourage increased usage by both consumer and commercial customers.

Gains on sales of securities available for sale increased $7.8 million in 2011 compared to 2010, but decreased by $1.4 million in 2010 compared to 2009.

Noninterest Expense

Noninterest expense increased in both 2011 and 2010 compared to the respective prior years. Noninterest expense increased in 2011 by $50.1 million, or 9.8 percent, compared to 2010 and increased in 2010 by $52.0 million, or 11.3 percent, compared to 2009. The main drivers of this increase in 2010 were salaries and employee benefits expense, amortization expense from acquisitions, processing fees, and a legal settlement. Table 6 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2011	2010	2009	11-10	10-09	11-10	10-09
Salaries and employee benefits	$294,756	$267,213	$240,819	$27,543	$26,394	10.3%	11.0%
Occupancy, net	38,406	36,251	34,760	2,155	1,491	5.9	4.3
Equipment	42,728	44,934	47,645	(2,206)	(2,711)	(4.9)	(5.7)
Supplies and services	22,166	18,841	20,237	3,325	(1,396)	17.6	(6.9)
Marketing and business development	20,150	18,348	15,446	1,802	2,902	9.8	18.8
Processing fees	49,985	45,502	35,465	4,483	10,037	9.9	28.3
Legal and consulting	15,601	14,046	10,254	1,555	3,792	11.1	37.0
Bankcard	15,600	16,714	14,251	(1,114)	2,463	(6.7)	17.3
Amortization of other intangible assets	16,100	11,142	6,169	4,958	4,973	44.5	80.6
Regulatory fees	10,395	13,448	15,675	(3,053)	(2,227)	(22.7)	(14.2)
Class action litigation settlement	7,800	—	—	7,800	—	>100.0	0.0
Other	29,059	26,183	19,864	2,876	6,319	11.0	31.8

Total noninterest expense	$562,746	$512,622	$460,585	$50,124	$52,037	9.8%	11.3%

Salaries and employee benefits expense increased $27.5 million, or 10.3 percent, and $26.4 million, or 11.0 percent, in 2011 and 2010, respectively. The increase in both 2011 and 2010 is primarily due to higher employee base salaries, higher commissions and bonuses and higher cost of benefits. Base salaries increased by $13.8 million, or 11.1 percent, in 2011, compared to the same period in 2010. Commissions and bonuses increased by $8.6 million, or 15.9 percent, in 2011, compared to the same period in 2010. Employee benefits increased by $5.5 million, or 13.2 percent, in 2011, compared to the same period in 2010. Significantly driving these results, the Company has added key officers and associates during 2011 and 2010, including those added as a result of acquisitions.

Processing fees increased $4.5 million, or 9.9 percent, and $10.0 million, or 28.3 percent, in 2011 and 2010, respectively. This increase, which is correlated to the increase in trust and securities processing income noted above, is due to increased third party custodian fees related to international transactions from mutual fund clients and fees paid by the advisor to third-party distributors of the Scout Funds.

Amortization of other intangibles increased $5.0 million, or 44.5 percent, and $5.0 million, or 80.6 percent, during 2011 and 2010, respectively. These increases are due to increased amortization from the acquisition activity in these years.

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

Income Taxes

Income tax expense totaled $39.9 million, $35.8 million and $31.0 million in 2011, 2010 and 2009, respectively. These amounts equate to effective rates of 27.3 percent, 28.3 percent and 25.7 percent for 2011,

2010 and 2009, respectively. The changes in the effective tax rate over the three-year period are primarily attributable to (i) one-time benefits recognized in 2009 for historic rehab tax credits and state tax positions with no similar benefits recognized in 2011 or 2010, (ii) an increase in the valuation allowance during 2010, and (iii) changes in the portion of income earned from tax-exempt municipal securities. For further information on income taxes refer to Note 17 of the Notes to Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2011.

Commercial Financial Services’ net income before taxes increased $7.7 million, or 12.5 percent, to $69.4 million from the prior year. The increase in net income was driven primarily by increase to margin and noninterest income, offset by an increase in noninterest expense. Total average earning asset balances increased over the prior year by $244.1 million, or 7.0 percent; additionally, average deposits and repurchase agreements increased by $574.3 million, or 15.7 percent. Net interest margin increased by $8.5 million, or 5.5 percent, due to the balance sheet increases and enhanced net margin spread in this segment. Noninterest income increased $2.7 million, or 7.2 percent, due to increased fees from the sales of commercial credit cards, deposit service charges, and letters of credit. Noninterest expense increased by $3.6 million, or 3.0 percent, primarily due to an increase in allocated technology and general overhead expenses. Provision for loan loss decreased slightly by $0.8 million, or 0.7 percent, compared to 2010 as the inherent risk in the loan portfolio remained stable in this segment.

Institutional Financial Services’ net income before taxes increased $19.5 million, or 40.4 percent, to $67.7 million from the 2010. Noninterest income increased $36.0 million, or 16.4 percent, net interest margin increased by $1.8 million, or 3.6 percent, and provision decreased by $9.2 million, or 50.0 percent. This was offset by a $27.6 million, or 13.4 percent, increase in noninterest expense. Noninterest income increased due to a $14.4 million increase in advisory fees from Scout Investments, $6.8 million increase in fund administration and custody services income, $15.4 million increase in institutional management fee income and a $4.3 million increase in card services income. Fee income increased largely due to the acquisitions and net inflows of $1.1 billion for 2011. Fee income from new sales is the primary driver of the increase in fund administration and alternative investments. Card services income increased from our credit card portfolio acquisitions in 2010 and due to increased sales volume in commercial card, healthcare services and debit card. Noninterest expense increased $17.8 million in salary and benefit costs related to the increase to staffing related to acquisitions and growth in Fund Services and Card Services. Amortization of intangibles related to the acquisitions increased by $4.2 million. Overhead allocations increased to this segment of $3.7 million due to the increases in revenue in this segment. Net interest income increased $1.8 million due to an increase in average deposits of $492.6 million.

Personal Financial Services’ net income before taxes decreased by $6.8 million, or 49.1 percent, to $7.0 million compared to the prior year. Net interest income decreased $3.7 million, or 3.6 percent, over 2010 due to a decrease in earning assets of $5.3 million and lower funds transfer credits on deposits in this segment. Average loans decreased by $1.4 million offset by an increase in average deposit balances of 257.0 million primarily in demand, interest checking, and money market with a reduction in savings and time deposits. Noninterest income increased $6.7 million, or 6.9 percent, from 2010. This increase was due primarily to an increase of $13.7 million in investment management fee income related to the acquisitions and growth in personal trust fee income. This increase was offset by reduced deposit service charges of $6.6 million primarily due to a decrease in overdraft and insufficient fund fees. Noninterest expense increased $9.8 million, or 5.3 percent, over 2010. The increase was primarily due to an increase of $6.0 million in salary and benefit costs and $1.0 million in amortization of intangibles related to acquisitions.

The net income before tax for the Treasury and Other Adjustments category was $2.2 million for the year ended December 31, 2011, compared to net income before tax of $3.1 million for the same period in 2010.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances held for investment increased by $376.7 million, or 8.2 percent, in 2011. Commercial loans had the most significant growth in outstanding balances in 2011, compared to 2010. Commercial real estate and home equity loans had smaller increases compared to 2010. These increases were offset by small decreases in consumer loans and construction real estate.

Table 7

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2011	2010	2009	2008	2007
Commercial	$2,234,817	$1,937,052	$1,963,533	$2,128,512	$1,769,505
Commercial—credit card	95,339	84,544	65,273	59,196	57,487
Real estate—construction	84,590	128,520	106,914	89,960	83,292
Real estate—commercial	1,394,555	1,294,897	1,141,447	1,030,227	823,531
Leases	3,834	7,055	7,510	9,895	6,113

Total business-related	3,813,135	3,452,068	3,284,677	3,317,790	2,739,928

Real estate—residential	185,886	193,157	218,081	181,935	160,380
Real estate—HELOC	533,032	476,057	435,814	377,740	278,478
Consumer—credit card	333,646	322,208	231,254	194,958	169,729
Consumer—other	94,644	140,193	144,879	315,725	568,610

Total consumer-related	1,147,208	1,131,615	1,030,028	1,070,358	1,177,197

Loans before allowance and loans held for sale	4,960,343	4,583,683	4,314,705	4,388,148	3,917,125
Allowance for loan losses	(72,017)	(73,952)	(64,139)	(52,297)	(45,986)

Net loans before loans held for sale	4,888,326	4,509,731	4,250,566	4,335,851	3,871,139
Loans held for sale	10,215	14,414	17,523	21,886	12,240

Net loans and loans held for sale	$4,898,541	$4,524,145	$4,268,089	$4,357,737	$3,883,379

As a % of total loans and loans held for sale
Commercial	44.96%	42.13%	45.32%	48.27%	45.03%
Commercial—credit card	1.92	1.84	1.51	1.34	1.46
Real estate-construction	1.70	2.80	2.47	2.04	2.12
Real estate-commercial	28.06	28.16	26.35	23.36	20.96
Leases	0.08	0.15	0.17	0.22	0.16

Total business-related	76.72	75.08	75.82	75.23	69.73

Real estate—residential	3.74	4.20	5.03	4.13	4.08
Real estate—HELOC	10.72	10.35	10.06	8.57	7.09
Consumer—credit card	6.71	7.01	5.34	4.42	4.32
Consumer—other	1.90	3.05	3.35	7.15	14.47

Total consumer-related	23.07	24.61	23.78	24.27	29.96
Loans held for sale	0.21	0.31	0.40	0.50	0.31

Total loans and loans held for sale	100.0%	100.0%	100.0%	100.0%	100.0%

Included in Table 7 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 76.7 percent and 75.1 percent of total loans and loans held for sale at the end of 2011 and 2010, respectively.

Commercial loans represent the largest percent of total loans. Commercial loans have increased $297.8 million, or 15.4 percent, compared to 2010. Commercial loans have also increased to 45.0 percent of total loans compared to 42.1 percent in 2010. The Company has also increased its capacity to lend through increased commitments over 2010. Commercial line utilization has remained lower compared to prior years due to the current economic conditions.

As a percentage of total loans, commercial real estate and real estate construction loans now comprise 29.8 percent of total loans, compared to 31.0 percent at the end of 2010. Commercial real estate increased 99.7 million, or 7.7 percent, compared to 2010. This increase was offset by a $43.9 million, or 34.2 percent, decrease in construction real estate. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

Bankcard loans including both commercial and consumer categories have increased $22.2 million, or 5.5 percent in 2011, compared to 2010. The increase in bankcard loans is due primarily to continued promotional activity and rewards programs associated with the various card products.

Other consumer loans continued to decrease in total amount outstanding and as a percentage of loans. These loans decreased $45.5 million, or 32.5 percent, compared to 2010 and decreased to 1.9 percent of total loans in 2011 compared to 3.1 percent in 2010. This decrease was driven by a reduction in auto loans with reduced demand for other consumer credit as well.

Real estate home equity loans (HELOC) have increased $57.0 million, or 12.0 percent, compared to 2010, but remained relatively flat at 10.7 percent of total loans compared to 2010. The HELOC growth was a result of the success of multiple promotions, as well as market penetration within the Company’s current customer base through its current distribution channels.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on page 49 of this report.

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

Securities available for sale and securities held to maturity comprised 50.0 percent and 50.4 percent of earning assets as of December 31, 2011 and 2010, respectively. Total investment securities totaled $6.3 billion at December 31, 2011, compared to $5.7 billion at year-end 2010. Management expects deposit balance changes, loan demand, and collateral pledging requirements for public funds to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 97.3 percent of the Company’s investment securities portfolio at December 31, 2011, compared to 97.8 percent at year-end 2010. Securities available for sale had a net unrealized gain of $128.0 million at year-end, compared to a net unrealized gain of $39.9 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, as an unrealized gain of $81.1 million at year-end 2011, compared to an unrealized gain of $25.5 million for 2010.

The securities portfolio achieved an average yield on a tax-equivalent basis of 2.4 percent for 2011, compared to 2.7 percent in 2010, and 3.5 percent in 2009. The decrease in yield is due to the replacement of higher yielding securities with lower yielding securities as the investment portfolio is reinvested. The average life of the securities portfolio was 32.8 months at December 31, 2011, compared to 28.7 months at year-end 2010.

Included in Tables 8 and 9 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4 to the Consolidated Financial Statements on page 70 of this document). The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Table 8

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2011	Amortized Cost	Fair Value
U.S. Treasury	$184,523	$189,325
U.S. Agencies	1,615,637	1,632,009
Mortgage-backed	2,437,282	2,492,348
State and political subdivisions	1,642,844	1,694,036
Corporates	99,620	100,164

Total	$5,979,906	$6,107,882

December 31, 2010	Amortized Cost	Fair Value
U.S. Treasury	$482,912	$486,713
U.S. Agencies	1,994,696	2,000,298
Mortgage-backed	1,813,023	1,833,475
State and political subdivisions	1,252,067	1,262,275
Corporates	30,453	30,286

Total	$5,573,151	$5,613,047

	U.S. Treasury Securities		U.S. Agency Securities		Mortgage-backed Securities
December 31, 2011	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%	$525,045	1.41%	$66,084	4.62%
Due after 1 year through 5 years	184,265	1.32	1,106,964	1.17	2,140,763	2.55
Due after 5 years through 10 years	5,060	1.98	—	—	267,696	2.78
Due after 10 years	—	—	—	—	17,805	4.12

Total	$189,325	1.34%	$1,632,009	1.25%	$2,492,348	2.65%

	State and Political Subdivisions		Corporates
December 31, 2011	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$271,922	3.17%	$—	—%	$863,051
Due after 1 year through 5 years	815,473	3.12	100,164	1.34	4,347,629
Due after 5 years through 10 years	515,414	3.75	—	—	788,170
Due after 10 years	91,227	3.61	—	—	109,032

Total	$1,694,036	3.34%	$100,164	1.51%	$6,107,882

	U.S. Treasury Securities		U.S. Agency Securities		Mortgage-backed Securities
December 31, 2010	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$252,942	0.93%	$340,716	2.32%	$110,205	4.82%
Due after 1 year through 5 years	233,771	1.12	1,637,534	1.45	1,507,034	3.20
Due after 5 years through 10 years	—	—	22,048	—	205,120	3.59
Due after 10 years	—	—	—	—	11,116	4.02

Total	$486,713	1.09%	$2,000,298	1.49%	$1,833,475	3.45%

	State and Political Subdivisions		Corporates
December 31, 2010	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$189,271	3.77%	$—	—%	$893,134
Due after 1 year through 5 years	725,317	3.92	30,286	1.16	4,133,942
Due after 5 years through 10 years	318,147	4.50	—	—	545,315
Due after 10 years	29,540	4.17	—	—	40,656

Total	$1,262,275	4.05%	$30,286	1.16%	$5,613,047

Table 9

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2011	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$256	$293	1.55%
Due after 1 year through 5 years	30,154	34,560	3.28%
Due after 5 years through 10 years	17,562	20,128	4.38%
Due over 10 years	41,274	47,306	3.46%

Total	$89,246	$102,287	11 yr. 0 mo.

December 31, 2010
Due in one year or less	$1,635	$1,769	5.42%
Due after 1 year through 5 years	13,809	14,935	5.55%
Due after 5 years through 10 years	7,554	8,170	4.40%
Due over 10 years	40,568	43,878	3.69%

Total	$63,566	$68,752	11 yr. 9 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position was $13.1 million at December 31, 2011, and $4.2 million at December 31, 2010.

The Company’s principal affiliate bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $408.9 million in 2011, and $445.1 million in 2010.

At December 31, 2011, the Company held securities bought under agreements to resell of $53.0 million compared to $230.9 million at year end 2010. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. These investments averaged $27.5 million in 2011 and $33.3 million in 2010.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2011 were $51.9 million, compared to $41.5 million in 2010, and were recorded at market value. As discussed in the “Quantitative and Qualitative Disclosures About Market Risk—Trading Account” in Part II, Item 7A on page 48, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $10.2 billion at December 31, 2011, and $9.0 billion at year end 2010. Deposits averaged $9.6 billion in 2011 and $8.5 billion in 2010. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest–bearing demand deposits averaged $3.4 billion in 2011 and $2.8 billion in 2010. These deposits represented 35.6 percent of average deposits in 2011, compared to 33.1 percent in 2010. The Company’s large commercial customer base provides a significant source of noninterest–bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 10

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2011	2010
Maturing within 3 months	$462,992	$469,951
After 3 months but within 6 months	142,852	138,345
After 6 months but within 12 months	135,225	192,266
After 12 months	191,870	199,900

Total	$932,939	$1,000,462

Table 11

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2011	2010	2009	2008	2007
Amount
Noninterest-bearing demand	$3,414,843	$2,795,458	$2,372,456	$1,936,170	$1,780,098
Interest-bearing demand and savings	4,731,300	4,059,615	3,631,486	3,162,015	2,649,849
Time deposits under $100,000	661,957	728,804	782,469	833,033	796,528

Total core deposits	8,808,100	7,583,877	6,786,411	5,931,218	5,226,475
Time deposits of $100,000 or more	785,537	868,089	797,614	601,052	489,727

Total deposits	$9,593,637	$8,451,966	$7,584,025	$6,532,270	$5,716,202

As a % of total deposits
Noninterest-bearing demand	35.59%	33.07%	31.28%	29.64%	31.14%
Interest-bearing demand and savings	49.32	48.03	47.88	48.41	46.36
Time deposits under $100,000	6.90	8.63	10.32	12.75	13.93

Total core deposits	91.81	89.73	89.48	90.80	91.43
Time deposits of $100,000 or more	8.19	10.27	10.52	9.20	8.57

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $2.0 billion at December 31, 2011, and $2.1 billion at December 31, 2010. These agreements averaged $1.5 and $1.4 billion in 2011 and 2010, respectively. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 12

SHORT-TERM DEBT (in thousands)

	2011		2010
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$2,796	0.02%	$16,274	0.05%
Repurchase agreements	1,948,031	0.11	2,068,068	0.27
Other	12,000	1.10	35,220	0.00

Total	$1,962,827	0.12%	$2,119,562	0.26%

Average for year:
Federal funds purchased	$32,804	0.05%	$37,203	0.09%
Repurchase agreements	1,438,207	0.12	1,372,146	0.14
Other	25,296	0.12	23,172	0.00

Total	$1,496,307	0.12%	$1,432,521	0.14%

Maximum month-end balance:
Federal funds purchased	$46,208		$57,362
Repurchase agreements	1,948,031		2,068,068
Other	26,798		29,670

The Company has two fixed-rate advances at December 31, 2011, from the Federal Home Loan Banks at rates of 0.35 percent and 5.89 percent. These advances, collateralized by the Company’s securities, are used to offset interest rate risk of longer-term fixed-rate loans.

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

Total shareholders’ equity was $1.2 billion at December 31, 2011, compared to $1.1 billion one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. During 2011 and 2010, the Company acquired 238,834 shares and 235,433 shares of its common stock, respectively.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.20 percent and total capital ratio of 12.20 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on page 50 of this report.

Table 13

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2011, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$908	$9,200	$107	$10,215
Loans and leases	—	56,140	195,535	4,708,668	4,960,343
Securities available for sale	1,607,524	4,231,657	41,106	99,620	5,979,907
Securities held to maturity	—	89,246	—	—	89,246
Federal funds and resell agreements	—	66,078	—	—	66,078
Trading securities	400	31,213	7,252	19,277	58,142
Cash and due from banks	1,079,940	530,647	—	—	1,610,587
All other assets	14,273	—	—	401,206	415,479

Category totals	2,702,137	5,005,889	253,093	5,228,878	13,189,997

Risk-weighted totals	—	1,001,178	126,547	5,228,878	6,356,603
Off-balance-sheet items (risk-weighted)	—	4	623	993,491	994,118

Total risk-weighted assets	$—	$1,001,182	$127,170	$6,222,369	$7,350,721

	Tier1	Tier2	Total
Regulatory Capital
Shareholders’ equity	$1,191,132	$—	$1,191,132
Accumulated other comprehensive gains	(81,099)	—	(81,099)
Goodwill and intangibles	(286,848)	—	(286,848)
Allowance for loan losses	—	73,737	73,737

Total capital	$823,185	$73,737	$896,922

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			11.20%
Total capital to risk-weighted assets			12.20%
Leverage ratio (Tier 1 to total average assets less goodwill and intangibles)			6.71%

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 76 and 77.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 14 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated

Financial Statements under Item 8 on pages 84 through 86 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 14

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2011. The Company has no capital leases or long-term purchase obligations. Includes principal payments only.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$1,950,827	$1,950,827	$—	$—	$—
Short-term debt obligations	12,000	12,000	—	—	—
Long-term debt obligations	6,529	1,600	2,906	1,552	471
Operating lease obligations	70,553	8,023	14,854	12,817	34,859
Time open and C.D.’s	1,548,414	1,198,096	289,909	60,394	15

Total	$3,588,323	$3,170,546	$307,669	$74,763	$35,345

As of December 31, 2011, our total liabilities for unrecognized tax benefits were $4.1 million. The Company cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 17 to the consolidated financial statements for information regarding the liabilities associated with unrecognized tax benefits.

The table below (a continuation of Table 14 above) details the commitments, contingencies and guarantees for the Company as of December 31, 2011.

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$2,202,838	$348,926	$364,365	$851,422	$638,125
Commitments to extend credit under credit card loans	2,059,193	2,059,193	—	—	—
Commercial letters of credit	19,564	19,564	—	—	—
Standby letters of credit	320,119	207,436	86,993	25,690	—
Futures contracts	30,600	30,600	—	—	—
Forward foreign exchange contracts	119,200	119,200	—	—	—
Spot foreign exchange contracts	3,040	3,040	—	—	—

Total	$4,754,554	$2,787,959	$451,358	$877,112	$638,125

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

Management believes that the Company’s critical accounting policies are those relating to: the allowance for loan losses, goodwill and other intangibles, revenue recognition, accounting for stock-based compensation, accounting for uncertainty in income taxes, and fair value measurements.

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

Goodwill and Other Intangibles

Goodwill is tested annually for impairment. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. In these tests, the Company performs a qualitative assessment of each reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test is not required. If the fair value of the reporting unit is not more likely than not greater than the carrying amount, the fair value is compared to the carrying amount of each reporting unit to determine if impairment is indicated. If impairment is indicated, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value. As a result of such impairment tests, the Company has not recognized an impairment charge.

For customer-based identifiable intangibles, the Company amortizes the intangibles over their estimated useful lives of up to seventeen years. When facts and circumstances indicate potential impairment of amortizing intangible assets, the Company evaluates the fair value of the asset and compares it to the carrying value for possible impairment.

Revenue Recognition

Revenue recognition includes the recording of interest on loans and securities and is recognized based on a rate multiplied by the principal amount outstanding and also includes the impact of the amortization of related premiums and discounts. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful, or the loan is past due for a period of ninety days or more unless the loan is both well-secured and in the process of collection. Other noninterest income is recognized as services are performed or revenue-generating transactions are executed.

Accounting for Stock-Based Compensation

The amount of compensation recognized is based primarily on the value of the awards on the grant date. To value stock options, the Company uses the Black-Scholes model, which requires the input of several variables. The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock on the grant date is used to value awards of restricted stock. Forfeitures are estimated at the grant date and reduce the expense recognized. The forfeiture rate is adjusted annually based on experience. The value of the awards, adjusted for forfeitures, is amortized using the straight-line method over the requisite service period. Management of the Company believes that it is probable that all current performance-based awards will achieve the performance target. Please see the discussion of the “Accounting for Stock-Based Compensation” under Note 1 and Note 11 in the Notes to the Consolidated Financial Statements under Item 8 on pages 57 and 78.

Accounting for Uncertainty in Income Taxes

The Company is subject to income taxes in both the U.S. federal and various states jurisdictions. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. The Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. The estimate for any uncertain tax issue is based on management’s best judgment. These estimates may change as a result of changes in tax laws and regulations, interpretations of law by taxing authorities, and income tax examinations among other factors. Due to the complexity of these uncertainties, the ultimate resolution may differ from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 17 in the Notes to the Consolidated Financial Statements.

Fair Value Measurements

Fair value is measured in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves discounting future amounts to a single present amount and is based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

U.S. GAAP establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that are available at the measurement date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Company’s own financial data such as internally developed pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The Company’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include available-for-sale, trading securities, and contingent consideration measured at fair value on a recurring basis.

Fair value pricing information obtained from third party data providers and pricing services for investment securities are reviewed for appropriateness on a periodic basis. The third party service providers are also analyzed to understand and evaluate the valuation methodologies utilized. This review includes an analysis of current market prices compared to pricing provided by the third party pricing service to assess the relative accuracy of the data provided.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2011			2010
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2) (3)	$4,756.2	$219.4	4.61%	$4,490.6	$222.1	4.95%
Securities:
Taxable	4,224.5	85.1	2.01	3,964.7	90.4	2.28
Tax-exempt (FTE)	1,497.8	53.0	3.54	1,067.7	45.7	4.28

Total securities	5,722.3	138.1	2.41	5,032.4	136.1	2.71
Federal funds sold and resell agreements	31.3	0.1	0.32	44.4	0.2	0.36
Interest-bearing	837.8	3.3	0.39	593.5	3.9	0.66
Other earning assets (FTE)	51.9	1.4	2.64	41.4	0.8	1.91

Total earning assets (FTE)	11,399.5	362.3	3.18	10,202.3	363.1	3.56
Allowance for loan losses	(73.0)			(69.1)
Cash and due from banks	396.9			388.9
Other assets	693.9			586.1

Total assets	$12,417.3			$11,108.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$4,731.3	$8.0	0.17%	$4,059.6	$10.1	0.25%
Time deposits under $100,000	662.0	7.8	1.18	728.8	11.8	1.62
Time deposits of $100,000 or more	785.5	8.8	1.12	868.1	11.5	1.32

Total interest bearing deposits	6,178.8	24.6	0.40	5,656.5	33.4	0.59
Short-term debt	25.3	0.2	0.79	23.2	—	0.00
Long-term debt	11.3	0.2	1.77	19.1	0.4	0.03
Federal funds purchased and repurchase agreements	1,471.0	1.7	0.12	1,409.3	2.0	0.14

Total interest bearing liabilities	7,686.4	26.7	0.35	7,108.1	35.8	0.50
Noninterest bearing demand deposits	3,414.8			2,795.5
Other	177.4			137.7

Total	11,278.6			10,041.3

Total shareholders’ equity	1,138.7			1,066.9

Total liabilities and shareholders’ equity	$12,417.3			$11,108.2

Net interest income (FTE)		$335.6			$327.3
Net interest spread			2.83%			3.06%
Net interest margin			2.94%			3.21%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $18.6 million $16.6 million, $16.7 million, $13.9 million, and $12.2 million in 2011, 2010, 2009, 2008, and 2007, respectively.
(2)	Loan fees are included in interest income. Such fees totaled $11.6 million $13.0 million, $13.8 million, $13.2 million, and $10.3 million in 2011, 2010, 2009, 2008, and 2007, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2009			2008			2007
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance Five-Year Compound Growth Rate
$4,383.6	$215.6	4.92%	$4,193.9	$242.0	5.77%	$3,901.9	$270.8	6.94%	5.85%
3,432.4	106.5	3.10	2,616.5	110.4	4.22	2,062.0	97.6	4.73	15.45
916.3	45.7	4.98	764.1	39.8	5.20	725.8	37.1	5.12	17.03

4,348.7	152.2	3.50	3,380.6	150.2	4.44	2,787.8	134.7	4.83	15.85
54.1	0.3	0.49	321.8	7.8	2.42	360.2	18.7	5.18	(39.25)
492.9	4.1	0.83	66.8	0.4	0.68	—	—	—	100.00
33.5	0.8	2.39	40.6	1.5	3.69	58.9	2.4	4.03	(1.71)

9,312.8	373.0	4.00	8,003.7	401.9	5.02	7,108.8	426.6	6.00	11.03
(57.3)			(49.5)			(45.6)			11.58
345.2			487.6			481.1			(2.98)
510.0			456.2			452.0			11.26

$10,110.7			$8,897.9			$7,996.3			10.37%

$3,631.4	$16.1	0.45%	$3,162.0	$37.8	1.20%	$2,649.9	$60.7	2.29%	14.02%
782.5	18.4	2.35	833.0	30.7	3.69	796.5	35.9	4.51	(3.32)
797.6	15.4	1.93	601.1	21.2	3.53	489.7	23.6	4.82	13.90

5,211.5	49.9	0.96	4,596.1	89.7	1.95	3,936.1	120.2	3.05	11.11
19.8	—	1.28	17.4	0.6	1.28	12.9	0.6	4.59	13.39
32.1	1.3	4.53	36.3	1.7	4.53	36.9	1.7	4.53	(21.33)
1,351.2	2.0	0.15	1,288.9	21.3	1.65	1,272.7	59.3	4.66	5.07

6,614.6	53.2	0.80	5,938.7	113.3	1.90	5,258.6	181.8	3.46	9.66
2,372.5			1,936.2			1,780.1			13.16
117.0			89.9			83.5			27.92

9,104.1			7,964.8			7,122.2			10.85

1,006.6			933.1			874.1			6.20

$10,110.7			$8,897.9			$7,996.3			10.37%

	$319.7			$288.6			$244.8
		3.20%			3.12%			2.54%
		3.43%			3.60%			3.44%

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward or a 100 basis point downward gradual change (e.g. ramp) of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 15 shows the expected net interest income increase or decrease over the next twelve months as of December 31, 2011 and 2010.

Table 15

MARKET RISK (in thousands)

	Net Interest Income
Rate Change in Basis Points	December 31, 2011 Amount of Change	December 31, 2010 Amount of Change
300	$20,555	$6,413
200	12,176	4,174
100	6,679	1,873
Static	—	—
(100)	N/A	N/A

The Company is sensitive at December 31, 2011, to increases in rates. Increases in interest rates are projected to cause increases in net interest income. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months. If rates remain flat the Company will be exposed to the risk of asset yields continuing to decrease while deposit costs remain relatively flat.

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

Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 16 is a static gap analysis, which presents the Company’s assets and liabilities, based on their repricing or maturity characteristics. Table 17 presents the break-out of fixed and variable rate loans by repricing or maturity characteristics for each loan class.

Table 16

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2011	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$2,951.0	$309.9	$370.8	$3,631.7	$1,225.4	$113.5	$4,970.6
Securities	459.4	366.3	643.4	1,469.1	3,725.9	1,024.3	6,219.3
Federal funds sold and resell agreements	66.1	—	—	66.1	—	—	66.1
Other	1,123.2	60.8	22.0	1,206.0	16.1	—	1,222.1

Total earning assets	$4,599.7	$737.0	$1,036.2	$6,372.9	$4,967.4	$1,137.8	$12,478.1

% of total earning assets	36.9%	5.9%	8.3%	51.1%	39.8%	9.1%	100.0%

Funding sources
Interest-bearing demand and savings	$775.5	$591.2	$1,182.4	$2,549.1	$174.0	$1,957.0	$4,680.1
Time deposits	631.3	283.2	283.5	1,198.0	340.3	10.1	1,548.4
Federal funds purchased and repurchase agreements	1,950.8	—	—	1,950.8	—	—	1,950.8
Borrowed funds	18.5	—	—	18.5	—	—	18.5
Noninterest-bearing sources	2,378.7	58.9	106.2	2,543.8	595.3	1,141.2	4,280.3

Total funding sources	$5,754.8	$933.3	$1,572.1	$8,260.2	$1,109.6	$3,108.3	$12,478.1

% of total earning assets	46.1%	7.5%	12.6%	66.2%	8.9%	24.9%	100.0%
Interest sensitivity gap	$(1,155.1)	$(196.3)	$(535.9)	$(1,887.3)	$3,857.8	$(1,970.5)
Cumulative gap	(1,155.1)	(1,351.4)	(1,887.3)	(1,887.3)	1,970.5	—
As a % of total earning assets	(9.2)%	(10.8)	(15.1)	(15.1)	15.8	—
Ratio of earning assets to funding sources	0.80	0.79	0.66	0.77	4.48	0.37

Cumulative ratio of Earning Assets 2011	0.80	0.80	0.77	0.77	1.21	1.00
to Funding Sources 2010	0.84	0.84	0.82	0.82	1.26	1.00

Table 17

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2011 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial	$1,546,087	$21,972	$390	$1,568,449
Commercial – Credit Card	95,339	—	—	95,339
Real Estate – Construction	35,404	492	—	35,896
Real Estate – Commercial	299,514	102,279	7	401,800
Real Estate – Residential	43,850	32,140	2,630	78,620
Real Estate – HELOC	2,587	—	—	2,587
Consumer – Credit Card	333,646	—	—	333,646
Consumer – Other	16,571	17	350	16,938
Leases	3,834	—	—	3,834

Total variable rate loans	2,376,832	156,900	3,377	2,537,109
Fixed Rate
Commercial	$290,122	$347,512	$28,734	$666,368
Commercial – Credit Card	—	—	—	—
Real Estate – Construction	17,721	20,789	10,184	48,694
Real Estate – Commercial	380,721	547,921	64,113	992,755
Real Estate – Residential	50,427	61,137	5,917	117,481
Real Estate – HELOC	451,992	77,335	1,117	530,444
Consumer – Credit Card	—	—	—	—
Consumer – Other	63,880	13,772	55	77,707
Leases	—	—	—	—

Total fixed rate loans	1,254,863	1,068,466	110,120	2,433,449

Total loans and loans held for sale	$3,631,695	$1,225,366	$113,497	$4,970,558

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

This account had a balance of $58.1 million as of December 31, 2011, compared to $42.5 million as of December 31, 2010.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 28.1 percent of total loans at December 31, 2011, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses (ALL) is discussed on pages 27 and 28. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of non-performing loans. Non-performing loans include both nonaccrual loans and restructured loans. The Company’s non-performing loans increased $0.4 million from December 31, 2010, and increased $2.3 million compared to December 31, 2009. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $6.0 million in other real estate owned as of December 31, 2011. There was $4.4 million of other real estate owned at December 31, 2010. Loans past due more than 90 days totaled $6.0 million at December 31, 2011, compared to $5.5 million at December 31, 2010.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $2.9 million of restructured loans at December 31, 2011, and $0.2 million at December 31, 2010.

Table 18 summarizes the various aspects of credit quality discussed above.

Table 18

LOAN QUALITY (in thousands)

	December 31
	2011		2010		2009		2008		2007
Nonaccrual loans	$22,650		$24,925		$21,263		$8,675		$6,437
Restructured loans on nonaccrual	2,931		217		2,000		141		144

Total non-performing loans	25,581		25,142		23,263		8,816		6,581
Other real estate owned	5,959		4,387		5,203		1,558		1,151

Total non-performing assets	$31,540		$29,529		$28,466		$10,374		$7,732

Loans past due 90 days or more	$5,998		$5,480		$8,319		$6,923		$2,922
Restructured loans accruing	3,089		—		—		—		—
Allowance for loans losses	72,017		73,952		64,139		52,297		45,986
Ratios
Non-performing loans as a % of loans	0.52%		0.55%		0.54%		0.20%		0.17%
Non-performing assets as a % of loans plus other real estate owned	0.64		0.64		0.66		0.24		0.20
Non-performing assets as a % of total assets	0.23		0.24		0.24		0.09		0.08
Loans past due 90 days or more as a % of loans	0.12		0.12		0.18		0.16		0.07
Allowance for Loan Losses as a % of loans	1.45		1.61		1.48		1.19		1.17
Allowance for Loan Losses as a multiple of non-performing loans	2.82	x	2.94	x	2.76	x	5.93	x	6.99	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.1 billion of high-quality securities available for sale. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2011, approximately 89.1 percent of the securities available-for-sale were pledged or used as collateral; compared to 82.4 percent at December 31, 2010.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2011, was $4.6 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. As shown above, the Company had a $10.0 million advance outstanding at December 31, 2011 with an interest rate of 1.25 percent and a maturity of January, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the accompanying statements of financial condition of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 28, 2012

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2011	2010
ASSETS
Loans	$4,960,343	$4,583,683
Allowance for loan losses	(72,017)	(73,952)

Net loans	4,888,326	4,509,731
Loans held for sale	10,215	14,414
Investment securities:
Available for sale	6,107,882	5,613,047
Held to maturity (market value of $102,287 and $68,752, respectively)	89,246	63,566
Trading	58,142	42,480
Federal Reserve Bank stock and other	22,212	23,011

Total investment securities	6,277,482	5,742,104
Federal funds sold and securities purchased under agreements to resell	66,078	235,176
Interest-bearing due from banks	1,164,007	848,598
Cash and due from banks	446,580	356,092
Bank premises and equipment, net	227,936	219,727
Accrued income	75,997	76,653
Goodwill	211,114	211,114
Other intangibles	84,331	92,297
Other assets	89,332	99,026

Total assets	$13,541,398	$12,404,932

LIABILITIES
Deposits:
Noninterest-bearing demand	$3,941,372	$2,888,881
Interest-bearing demand and savings	4,680,125	4,445,798
Time deposits under $100,000	615,475	693,600
Time deposits of $100,000 or more	932,939	1,000,462

Total deposits	10,169,911	9,028,741
Federal funds purchased and repurchase agreements	1,950,827	2,084,342
Short-term debt	12,000	35,220
Long-term debt	6,529	8,884
Accrued expenses and taxes	186,380	145,458
Other liabilities	24,619	41,427

Total liabilities	12,350,266	11,344,072

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 40,426,342 and 40,430,081 shares outstanding, respectively	55,057	55,057
Capital surplus	723,299	718,306
Retained earnings	697,923	623,415
Accumulated other comprehensive income	81,099	25,465
Treasury stock, 14,630,388 and 14,626,649 shares, at cost, respectively	(366,246)	(361,383)

Total shareholders’ equity	1,191,132	1,060,860

Total liabilities and shareholders’ equity	$13,541,398	$12,404,932

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2011	2010	2009
INTEREST INCOME
Loans	$219,076	$221,797	$215,305
Securities:
Available for sale—taxable interest	85,120	90,409	106,474
Available for sale—tax exempt interest	33,079	27,998	28,201
Held to maturity—tax exempt interest	1,687	1,499	1,175

Total securities income	119,886	119,906	135,850

Federal funds sold and resell agreements	102	159	263
Interest-bearing due from banks	3,284	3,914	4,078
Trading securities	1,305	731	721

Total interest income	343,653	346,507	356,217

INTEREST EXPENSE
Deposits	24,628	33,447	49,919
Federal funds purchased and repurchase agreements	1,712	2,017	2,001
Other	340	430	1,312

Total interest expense	26,680	35,894	53,232

Net interest income	316,973	310,613	302,985
Provision for loan losses	22,200	31,510	32,100

Net interest income after provision for loan losses	294,773	279,103	270,885

NONINTEREST INCOME
Trust and securities processing	208,392	160,356	120,544
Trading and investment banking	27,720	29,211	26,587
Service charges on deposit accounts	74,659	77,617	83,392
Insurance fees and commissions	4,375	5,565	4,800
Brokerage fees	9,950	6,345	7,172
Bankcard fees	59,767	54,804	45,321
Gains on sales of securities available for sale, net	16,125	8,315	9,737
Other	13,344	18,157	12,623

Total noninterest income	414,332	360,370	310,176

NONINTEREST EXPENSE
Salaries and employee benefits	294,756	267,213	240,819
Occupancy, net	38,406	36,251	34,760
Equipment	42,728	44,934	47,645
Supplies and services	22,166	18,841	20,237
Marketing and business development	20,150	18,348	15,446
Processing fees	49,985	45,502	35,465
Legal and consulting	15,601	14,046	10,254
Bankcard	15,600	16,714	14,251
Amortization of other intangible assets	16,100	11,142	6,169
Regulatory fees	10,395	13,448	15,675
Class action litigation settlement	7,800	—	—
Other	29,059	26,183	19,864

Total noninterest expense	562,746	512,622	460,585

Income before income taxes	146,359	126,851	120,476
Income tax expense	39,887	35,849	30,992

Net income	$106,472	$91,002	$89,484

PER SHARE DATA
Net income—basic	$2.66	$2.27	$2.22
Net income—diluted	2.64	2.26	2.20
Weighted average shares outstanding	40,034,435	40,071,751	40,324,437

See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2009	$55,057	$707,812	$502,073	$41,105	$(331,236)	$974,811
						—
Net income	—	—	89,484	—	—	89,484
Change in net unrealized gains on securities, net of tax	—	—	—	(651)	—	(651)

Total comprehensive income						88,833
Cash Dividends ($0.71 per share)	—	—	(28,809)	—	—	(28,809)
Purchase of treasury stock	—	—	—	—	(26,894)	(26,894)
Issuance of equity awards	—	(1,457)	—	—	1,589	132
Recognition of equity based compensation	—	5,313	—	—	—	5,313
Net tax benefit related to equity compensation plans	—	191	—	—	—	191
Sale of treasury stock	—	419	—	—	215	634
Exercise of stock options	—	496	—	—	844	1,340

Balance December 31, 2009	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551

Net income	—	—	91,002	—	—	91,002
Change in net unrealized gains on securities, net of tax	—	—	—	(14,989)	—	(14,989)

Total comprehensive income						76,013
Cash Dividends ($0.75 per share)	—	—	(30,335)	—	—	(30,335)
Purchase of treasury stock	—	—	—	—	(8,879)	(8,879)
Issuance of equity awards	—	(1,673)	—	—	1,798	125
Recognition of equity based compensation	—	5,953	—	—	—	5,953
Net tax benefit related to equity compensation plans	—	152	—	—	—	152
Sale of treasury stock	—	540	—	—	298	838
Exercise of stock options	—	560	—	—	882	1,442

Balance December 31, 2010	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860

Net income	—	—	106,472	—	—	106,472
Change in net unrealized gains on securities, net of tax	—	—	—	55,634	—	55,634

Total comprehensive income						162,106
Cash Dividends ($0.79 per share)	—	—	(31,964)	—	—	(31,964)
Purchase of treasury stock	—	—	—	—	(9,142)	(9,142)
Issuance of equity awards	—	(2,244)	—	—	2,484	240
Recognition of equity based compensation	—	6,510	—	—	—	6,510
Net tax benefit related to equity compensation plans	—	79	—	—	—	79
Sale of treasury stock	—	295	—	—	315	610
Exercise of stock options	—	353	—	—	1,480	1,833

Balance December 31, 2011	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$106,472	$91,002	$89,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,200	31,510	32,100
Depreciation and amortization	42,931	39,376	38,107
Deferred income tax benefit	(197)	(13,226)	(5,966)
Net (increase) decrease in trading securities and other earning assets	(15,662)	(4,266)	266
Gains on sales of securities available for sale	(16,125)	(8,315)	(9,737)
Losses (gains) on sales of assets	175	(368)	458
Amortization of securities premiums, net of discount accretion	44,909	32,088	25,712
Originations of loans held for sale	(204,099)	(217,965)	(248,670)
Net gains on sales of loans held for sale	(1,598)	(1,379)	(1,587)
Proceeds from sales of loans held for sale	209,896	222,453	254,620
Issuance of equity awards	240	125	132
Equity based compensation	6,510	5,953	5,313
Changes in:
Accrued income	656	(11,704)	(436)
Accrued expenses and taxes	16,990	246	3,996
Other assets and liabilities, net	(255)	14,464	(37,102)

Net cash provided by operating activities	213,043	179,994	146,690

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	8,814	9,574	7,922
Proceeds from sales of securities available for sale	1,012,068	649,083	198,953
Proceeds from maturities of securities available for sale	1,561,960	1,994,810	3,141,929
Purchases of securities held to maturity	(34,788)	(16,193)	(18,105)
Purchases of securities available for sale	(3,008,900)	(3,421,255)	(3,421,837)
Net (increase) decrease in loans	(407,232)	(215,442)	66,276
Net decrease (increase) in fed funds sold and resell agreements	169,098	94,589	(94,673)
Net decrease (increase) in interest bearing balances due from other financial institutions	20,117	114,570	(174,405)
Purchases of bank premises and equipment	(35,557)	(32,592)	(23,426)
Net cash paid for acquisitions	(8,134)	(159,154)	(48,451)
Proceeds from sales of bank premises and equipment	182	2,793	2,165

Net cash used in investing activities	(722,372)	(979,217)	(363,652)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,286,818	655,039	415,784
Net (decrease) increase in time deposits	(145,648)	(160,936)	393,291
Net (decrease) increase in fed funds purchased and repurchase agreements	(133,515)	156,735	(199,746)
Net change in short-term debt	(22,020)	4,548	13,707
Proceeds from long-term debt	500	—	2,000
Repayment of long-term debt	(4,055)	(15,416)	(12,467)
Payment of contingent consideration on acquisitions	(8,316)	—	—
Cash dividends paid	(31,801)	(30,328)	(28,792)
Net tax benefit related to equity compensation plans	79	152	191
Proceeds from exercise of stock options and sales of treasury shares	2,443	2,280	1,974
Purchases of treasury stock	(9,142)	(8,879)	(26,894)

Net cash provided by financing activities	935,343	603,195	559,048

Increase (decrease) in cash and due from banks	426,014	(196,028)	342,086
Cash and due from banks at beginning of year	1,033,617	1,229,645	887,559

Cash and due from banks at end of year	$1,459,631	$1,033,617	$1,229,645

Supplemental disclosures:
Income taxes paid	$41,041	$48,116	$35,202
Total interest paid	28,148	40,128	53,521

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

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $1,031.1 million and $677.5 million at December 31, 2011 and 2010, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $151.0 million and $171.1 million at December 31, 2011 and 2010, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of December 31, 2011 and 2010 (in thousands):

	Year Ended December 31
	2011	2010
Due from the Federal Reserve	$1,013,051	$677,525
Cash and due from banks	446,580	356,092

Cash and due from banks at end of year	$1,459,631	$1,033,617

Loans and Loans Held for Sale

Loans are classified by the portfolio segments of commercial, real estate, consumer, and leases. The portfolio segments are further disaggregated into the loan classes of commercial, commercial credit card, real estate—construction, real estate—commercial, real estate—residential, real estate—HELOC, consumer—credit card, consumer—other, and leases.

A loan is considered to be impaired when management believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a valuation allowance equal to the carrying amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan’s effective rate, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

A loan is accounted for as a troubled debt restructuring when a concession had been granted to a debtor experiencing financial difficulties. The Company’s modifications generally include interest rate adjustments, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. Restructured loans are individually evaluated for impairment as part of the allowance for loan loss analysis.

Loans, including those that are considered to be impaired and restructured, are evaluated regularly by management. Loans are considered delinquent when payment has not been received within 30 days of its contractual due date. Loans are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on non-accrual loans are applied to principal unless the remaining principal balance has been determined to be fully collectible.

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

Securities

Debt securities available for sale principally include U.S. Treasury and agency securities, mortgage-backed securities, certain securities of state and political subdivisions, and corporates. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

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

Goodwill and Other Intangibles

Goodwill on purchased affiliates represents the cost in excess of net tangible assets acquired. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. In these tests, the Company performs a qualitative assessment of each reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test is not required. If the fair value of the reporting unit is not more likely than not greater than the carrying amount, the fair value is compared to the carrying amount of each reporting unit to determine if impairment is indicated. If impairment is indicated, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value. The Company has elected November 30 as its annual measurement date for testing impairment, and as a result of the impairment tests of goodwill performed on that date in 2011, 2010 and 2009, no impairment was indicated. Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate. No impairment of intangible assets existed for 2011, 2010, and 2009.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are measured based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the periods in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The provision for deferred income taxes represents the change in the deferred income tax accounts during the year excluding the tax effect of the change in net unrealized gain (loss) on securities available for sale.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet. For the year ended December 31, 2011, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 275,522; 240,673; and 301,902 shares issuable upon the exercise of stock options granted by the Company at December 31, 2011, 2010, and 2009, respectively.

Options issued under employee benefit plans to purchase 879,588; 1,081,564; and 896,621 shares of common stock were outstanding at December 31, 2011, 2010, and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Accounting for Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or an observed market price, if such a price exists. Such cost is generally recognized over the vesting period during which an employee is required to provide service in exchange for the award and, in some cases, when performance metrics are met. The Company also estimates the number of instruments that will ultimately be issued by applying a forfeiture rate to each grant.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures    In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures” (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The Company adopted the provisions related to Level 1 and 2 disclosures on January 1, 2010 and adopted the provisions related to Level 3 disclosures on January 1, 2011 with no impact on its financial statements except for additional financial statement disclosures.

Credit Quality of Financing Receivables and the Allowance for Credit Losses    In July 2010, the FASB issued ASU No. 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20), which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financial receivables and its allowance for credit losses. ASU 2010-20 was effective for the Company for the annual reporting period ended December 31, 2010. The Company adopted this statement on December 31, 2010 with no impact on its financial statements except for additional financial statement disclosures. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings (TDRs) in Update No. 2010-20”, which temporarily defers the effective date in ASU 2010-20 for disclosures about TDRs by creditors until the FASB finalizes its project on determining what constitutes a TDR for a creditor. In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which adds clarification to ASC 310 about which loan modifications constitute TDRs. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. ASU 2011-02 was effective for the Company for the interim reporting period ended September 30, 2011. The Company adopted this statement on September 30, 2011 with retrospective application to January 1, 2011 with no material impact on its financial statements except for additional financial statement disclosures.

Presentation of Comprehensive Income    In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05), which amends the FASB Standards Codification to allow the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company for the interim reporting period ending March 31, 2012. The Company does not expect this standard to have a material impact on its financial statements except for a change in presentation.

Testing for Goodwill Impairment    In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” (ASU2011-08), which amends ASC 350 to allow companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step one of the goodwill impairment test). If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted. The Company early adopted this standard for the goodwill impairment test performed as of November 30, 2011 without a material impact on its financial statements.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. The Company requires an appraisal of the collateral be made at origination on an as-needed basis, in conformity with current market conditions and regulatory requirements. The underwriting standards address both owner and non-owner occupied real estate.

Construction loans are underwritten using feasibility studies, independent appraisal reviews, sensitivity analysis or absorption and lease rates and financial analysis of the developers and property owners. Construction loans are based upon estimates of costs and value associated with the complete project. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term borrowers, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their repayment being sensitive to interest rate changes, governmental regulation of real property, economic conditions, and the availability of long-term financing.

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

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,986	$767	$9,234	$12,987	$2,221,830	$2,234,817
Commercial—credit card	896	284	—	1,180	94,159	95,339
Real estate:
Real estate—construction	430	—	642	1,072	83,518	84,590
Real estate—commercial	2,368	313	7,218	9,899	1,384,656	1,394,555
Real estate—residential	1,713	247	1,660	3,620	182,266	185,886
Real estate—HELOC	819	41	696	1,556	531,476	533,032
Consumer:
Consumer—credit card	2,858	3,394	4,638	10,890	322,756	333,646
Consumer—other	1,260	952	1,493	3,705	90,939	94,644
Leases	—	—	—	—	3,834	3,834

Total loans	$13,330	$5,998	$25,581	$44,909	$4,915,434	$4,960,343

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$9,585	$204	$11,345	$21,134	$1,915,918	$1,937,052
Commercial—credit card	1,391	296	—	1,687	82,857	84,544
Real estate:
Real estate—construction	674	262	600	1,536	126,984	128,520
Real estate—commercial	10,682	340	6,753	17,775	1,277,122	1,294,897
Real estate—residential	4,802	153	1,094	6,049	187,108	193,157
Real estate—HELOC	1,318	62	75	1,455	474,602	476,057
Consumer:
Consumer—credit card	3,892	3,731	4,424	12,047	310,161	322,208
Consumer—other	1,745	432	634	2,811	137,382	140,193
Leases	—	—	—	—	7,055	7,055

Total loans	$34,089	$5,480	$24,925	$64,494	$4,519,189	$4,583,683

The Company sold $209.9 million, $222.5 million, and $254.6 million of real estate residential and student loans during the periods ended December 31, 2011, 2010, and 2009 respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $25.6 million and $24.9 million at December 31, 2011 and 2010, respectively. Restructured loans totaled $6.0 million and $0.2 million at December 31, 2011 and 2010, respectively. Loans 90 days past due and still accruing interest amounted to $6.0 million and $5.5 million at December 31, 2011 and 2010, respectively. There was an insignificant amount of interest recognized on impaired loans during 2011, 2010, and 2009.

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

All other classes of loans are generally evaluated and monitored based on payment activity. Non-performing loans include restructured loans on non-accrual and all other non-accrual loans.

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2011 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2011	2011	2011
Non-watch list	$2,064,658	$83,100	$1,275,280
Watch	100,499	355	27,777
Special Mention	16,688	—	35,019
Substandard	52,972	1,135	56,479

Total	$2,234,817	$84,590	$1,394,555

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial– credit card	Real estate- residential	Real estate- HELOC
	2011	2011	2011
Performing	$95,339	$184,226	$532,336
Non-performing	—	1,660	696

Total	$95,339	$185,886	$533,032

	Consumer- credit card	Consumer- other	Leases
	2011	2011	2011
Performing	$329,008	$93,151	$3,834
Non-performing	4,638	1,493	—

Total	$333,646	$94,644	$3,834

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2010 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2010	2010	2010
Non-watch list	$1,718,691	$127,709	$1,196,679
Watch	77,201	—	18,917
Special Mention	48,915	44	34,006
Substandard	92,245	767	45,295

Total	$1,937,052	$128,520	$1,294,897

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card	Real estate- residential	Real estate- HELOC
	2010	2010	2010
Performing	$82,857	$201,522	$474,602
Non-performing	1,687	6,049	1,455

Total	$84,544	$207,571	$476,057

	Consumer- credit card	Consumer- other	Leases
	2010	2010	2010
Performing	$314,053	$139,127	$7,055
Non-performing	8,155	1,066	—

Total	$322,208	$140,193	$7,055

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$39,138	$18,557	$16,243	$14	$73,952
Charge-offs	(12,693)	(532)	(15,438)	—	(28,663)
Recoveries	813	32	3,683	—	4,528
Provision	10,669	2,429	9,105	(3)	22,200

Ending Balance	$37,927	$20,486	$13,593	$11	$72,017

Ending Balance: individually evaluated for impairment	$3,662	$268	$—	$—	$3,930
Ending Balance: collectively evaluated for impairment	34,266	20,217	13,593	11	68,087
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,330,156	$2,198,063	$428,290	$3,834	$4,960,343
Ending Balance: individually evaluated for impairment	11,061	12,468	23	—	23,552
Ending Balance: collectively evaluated for impairment	2,319,095	2,185,595	428,267	3,834	4,936,791
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	40,430	$13,311	$10,128	$270	$64,139
Charge-offs	(6,644)	(258)	(18,585)	—	(25,487)
Recoveries	637	29	3,124	—	3,790
Provision	4,715	5,475	21,576	(256)	31,510

Ending Balance	$39,138	$18,557	$16,243	$14	$73,952

Ending Balance: individually evaluated for impairment	$798	$1,762	$—	$—	$2,560
Ending Balance: collectively evaluated for impairment	38,340	16,795	16,243	14	71,392
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,021,597	$2,092,630	$462,401	$7,055	$4,583,683
Ending Balance: individually evaluated for impairment	11,913	8,886	15	—	20,814
Ending Balance: collectively evaluated for impairment	2,009,684	2,083,744	462,386	7,055	4,562,869
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

This table provides a rollforward of the allowance for loan losses for the year ended December 31, 2009 (in thousands):

2009
Allowance—beginning of year	$52,297
Additions (deductions):
Charge-offs	(24,949)
Recoveries	4,691

Net charge-offs	(20,258)

Provision charged to expense	32,100
Allowance for banks and loans acquired	—

Allowance—end of year	$64,139

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$14,368	$2,940	$8,121	$11,061	$3,662	$8,038
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	90	50	—	50	—	15
Real estate—commercial	9,323	7,983	1,247	9,230	226	7,000
Real estate—residential	3,568	2,329	859	3,188	42	2,312
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	23	23	—	23	—	28
Leases	—	—	—	—	—	—

Total	$27,372	$13,325	$10,227	$23,552	$3,930	$17,393

This table provides an analysis of impaired loans by class for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$13,497	$10,180	$1,733	$11,913	$798	$15,426
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	—	—	—	—	—	121
Real estate—commercial	7,415	439	6,612	7,051	1,475	4,092
Real estate—residential	2,071	612	1,223	1,835	287	2,535
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	15	15	—	15	—	6
Leases	—	—	—	—	—	—

Total	$22,998	$11,246	$9,568	$20,814	$2,560	$22,180

This table provides an analysis of impaired loans for the year ended December 31, 2009 (in thousands):

2009
Total impaired loans as of December 31	$20,880
Amount of impaired loans which have a related allowance	14,290
Amount of related allowance	3,813
Remaining impaired loans with no allowance	6,590
Average recorded investment in impaired loans during year	14,974

Troubled Debt Restructurings

The Company adopted ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” as of July 1, 2011. This update provides additional guidance on evaluating whether a modification or restructuring of a receivable is a TDR. A loan modification is considered a TDR when a concession had been granted to a debtor experiencing financial difficulties. The Company assessed loan modifications made to borrowers experiencing financial distress occurring after January 1, 2011. The Company’s modifications generally include interest rate adjustments, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company’s restructured loans are individually evaluated for impairment and evaluated as part of the allowance for loan loss as described above in the Allowance for Loan Losses section of this note. There was no significant impact to the allowance for loan losses as a result of adopting the new guidance. The Company had $36 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s.

The Company made no TDR’s in the last 12 months that had payment defaults for the year ended December 31, 2011.

This table provides a summary of loans restructured by class for the year ended December 31, 2011 (in thousands):

	For the Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	3	$1,750	$1,750
Commercial—credit card	—	—	—
Real estate:
Real estate—construction	—	—	—
Real estate—commercial	2	2,806	2,866
Real estate—residential	3	1,462	1,462
Real estate—HELOC	—	—	—
Consumer:
Consumer—credit card	—	—	—
Consumer—other	—	—	—
Leases	—	—	—

Total	8	$6,018	$6,078

4.   SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2011 and 2010 (in thousands):

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$184,523	$4,802	$—	$189,325
U.S. Agencies	1,615,637	16,434	(62)	1,632,009
Mortgage-backed	2,437,282	55,985	(919)	2,492,348
State and political subdivisions	1,642,844	51,336	(144)	1,694,036
Corporates	99,620	566	(22)	100,164

Total	$5,979,906	$129,123	$(1,147)	$6,107,882

2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$482,912	$3,801	$—	$486,713
U.S. Agencies	1,994,696	12,567	(6,965)	2,000,298
Mortgage-backed	1,813,023	33,718	(13,266)	1,833,475
State and political subdivisions	1,252,067	18,347	(8,139)	1,262,275
Corporates	30,453	7	(174)	30,286

Total	$5,573,151	$68,440	$(28,544)	$5,613,047

The following table presents contractual maturity information for securities available for sale at December 31, 2011 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$792,158	$796,967
Due after 1 year through 5 years	2,166,689	2,206,866
Due after 5 years through 10 years	495,313	520,474
Due after 10 years	88,464	91,227

Total	3,542,624	3,615,534
Mortgage-backed securities	2,437,282	2,492,348

Total securities available for sale	$5,979,906	$6,107,882

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2011, proceeds from the sales of securities available for sale were $1.0 billion compared to $649.1 million for 2010. Securities transactions resulted in gross realized gains of $16.2 million for 2011, $8.5 million for 2010 and $9.8 million for 2009. The gross realized losses were $70 thousand for 2011, $229 thousand for 2010, and $15 thousand for 2009.

Trading Securities

The net unrealized gains on trading securities at December 31, 2011 were $571 thousand, net unrealized losses on trading securities were $10 thousand for 2010, and net unrealized gains on trading securities were $110 thousand for 2009. Net unrealized gains/losses were included in trading and investment banking income on the consolidated statements of income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2011 and 2010 (in thousands):

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$89,246	$13,041	$—	$102,287

2010

State and political subdivisions	$63,566	$5,186	$—	$68,752

The following table presents contractual maturity information for securities held to maturity at December 31, 2011 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$256	$293
Due after 1 year through 5 years	30,154	34,560
Due after 5 years through 10 years	17,562	20,128
Due after 10 years	41,274	47,306

Total securities held to maturity	$89,246	$102,287

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2011, 2010, and 2009.

Securities available for sale and held to maturity with a market value of $5.4 billion at December 31, 2011, and $4.6 billion at December 31, 2010, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010 (in thousands).

	000000000	000000000	000000000	000000000	000000000	000000000
2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agencies	66,992	(62)	—	—	66,992	(62)
Mortgage-backed	226,081	(919)	—	—	226,081	(919)
State and political subdivisions	45,918	(139)	2,571	(5)	48,489	(144)
Corporates	12,471	(22)	—	—	12,471	(22)

Total temporarily- impaired debt securities available for sale	$351,462	$(1,142)	$2,571	$(5)	$354,033	$(1,147)

2010	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agencies	515,230	(6,965)	—	—	515,230	(6,965)
Mortgage-backed	541,061	(13,266)	—	—	541,061	(13,266)
State and political subdivisions	374,350	(8,139)	—	—	374,350	(8,139)
Corporates	26,774	(174)	—	—	26,774	(174)

Total temporarily-impaired debt securities available for sale	$1,457,415	$(28,544)	$—	$—	$1,457,415	$(28,544)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $53.0 million and $230.9 million at December 31, 2011 and 2010, respectively. Of those balances, $200.0 million in 2010, represented sales of securities in which securities were received under reverse repurchase agreements (resell agreements). The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements.

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

For the years 2011 and 2010, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2011	2010
Balance—beginning of year	$302,894	$358,476
New loans	212,800	267,623
Repayments	(248,825)	(323,205)

Balance—end of year	$266,869	$302,894

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the periods ended December 31, 2011 and December 31, 2010 by operating segment are as follows (in thousands):

	Commercial Financial Services	Institutional Financial Services	Personal Financial Services	Total
Balances as of January 1, 2010	$42,845	$51,339	$37,172	$131,356
Prairie Capital Management, LLC acquired during period	—	—	32,228	32,228
Reams Asset Management, LLC acquired during period	—	47,530	—	47,530

Balances as of December 31, 2010	$42,845	$98,869	$69,400	$211,114

Balances as of January 1, 2011	$42,845	$98,869	$69,400	$211,114

Balances as of December 31, 2011	$42,845	$98,869	$69,400	$211,114

Following are the intangible assets that continue to be subject to amortization as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$28,629	$7,868
Customer relationships	105,544	30,645	74,899
Other intangible assets	3,247	1,683	1,564

Total intangible assets	$145,288	$60,957	$84,331

	As of December 31, 2010
Core deposit intangible assets	$36,497	$26,700	$9,797
Customer relationships	97,410	17,169	80,241
Other intangible assets	3,247	988	2,259

Total intangible assets	$137,154	$44,857	$92,297

Intangible assets acquired include customer lists and non-compete agreements.

Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $16.1 million, $11.1 million and $6.2 million, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ended December 31, 2012	$14,855
For the year ended December 31, 2013	13,408
For the year ended December 31, 2014	12,335
For the year ended December 31, 2015	9,739
For the year ended December 31, 2016	8,446

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2011	2010
Land	$44,855	$45,036
Buildings and leasehold improvements	284,843	278,038
Equipment	105,244	110,739
Software	96,047	92,347

	530,989	526,160
Accumulated depreciation	(223,884)	(226,836)
Accumulated amortization	(79,169)	(79,597)

Bank premises and equipment, net	$227,936	$219,727

Consolidated rental and operating lease expenses were $10.1 million in 2011, $8.7 million in 2010, and $8.3 million in 2009. Consolidated bank premises and equipment depreciation and amortization expenses were $26.8 million in 2011, $28.2 million in 2010, and $31.9 million in 2009.

Minimum future rental commitments as of December 31, 2011, for all non-cancelable operating leases are as follows (in thousands):

2012	$8,023
2013	7,736
2014	7,118
2015	6,648
2016	6,169
Thereafter	34,859

Total	$70,553

9.  BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31
	2011	2010
Short-term debt:
U. S. Treasury demand notes and other	$—	$29,670
Federal Home Loan Bank Repo Advance 0.35% due 2012	2,000	4,350
Federal Home Loan Bank 3.27% due 2011	—	1,200
Wells Fargo Bank 1.25% due 2012	10,000	—

Total short-term debt	12,000	35,220

Long-term debt:
Federal Home Loan Bank 5.54% due 2021	—	1,206
Federal Home Loan Bank 5.89% due 2014	893	1,245
Kansas Equity Fund IV, L.P. 0% due 2016	420	544
Kansas Equity Fund V, L.P. 0% due 2017	288	345
Kansas Equity Fund VI, L.P. 0% due 2018	629	759
Kansas Equity Fund IX, L.P. 0% due 2020	483	—
Kansas City Equity Fund 2007, L.L.C. 0% due 2016	531	603
Kansas City Equity Fund 2008, L.L.C. 0% due 2014	497	741
Kansas City Equity Fund 2009, L.L.C. 0% due 2017	770	904
St. Louis Equity Fund 2005 L.L.C. 0% due 2013	10	128
St. Louis Equity Fund 2006 L.L.C. 0% due 2013	67	109
St. Louis Equity Fund 2007 L.L.C. 0% due 2015	484	630
St. Louis Equity Fund 2008 L.L.C. 0% due 2016	610	760
St. Louis Equity Fund 2009 L.L.C. 0% due 2017	847	910

Total long-term debt	6,529	8,884

Total borrowed funds	$18,529	$44,104

Aggregate annual repayments of long-term debt at December 31, 2011, are as follows (in thousands):

2012	$1,600
2013	1,657
2014	1,249
2015	916
2016	636
Thereafter	471

Total	$6,529

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

The Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. As shown above, the Company had a $10.0 million advance outstanding at December 31, 2011 with an interest rate of 1.25 percent with an original maturity of January 2012. This advance was renewed with a maturity of March 2012.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2011, was $1.9 billion (with accrued interest payable of $18 thousand). The amount outstanding at December 31, 2010, was $2.1 billion (with accrued interest payable of $35 thousand), which consisted of $200.0 million representing sales of securities in which securities were received under reverse repurchase agreements (resell agreements) and $2.3 billion of sales of U.S. Treasury and Agency securities from the Company’s securities portfolio.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2011 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$8,963	$8,948	0.01%
2 to 30 days	1,947,845	1,939,083	0.11

Total	$1,956,808	$1,948,031	0.11%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the affiliate banks to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years. At December 31, 2011, approximately $22.0 million of the equity of the affiliate banks and non-bank subsidiaries was available for distribution as dividends to the parent company without prior regulatory approval or without reducing the capital of the respective affiliate banks below minimum levels.

Certain affiliate banks maintain reserve balances with the Federal Reserve Bank as required by law. During 2011, this amount averaged $696.5 million, compared to $347.3 million in 2010.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2011, the Company is required to have minimum Tier 1 and Total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 11.20% and 12.20%, respectively. The Company’s leverage ratio at December 31, 2011, was 6.71%.

As of December 31, 2011, the most recent notification from the Office of Comptroller of the Currency categorized all of the affiliate banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized all of the Company’s affiliate banks must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the affiliate banks’ category.

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31, for the Company and its banks are as follows (in thousands):

	2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$823,187	11.20%	$294,029	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	643,972	10.68	241,188	4.00		361,782	6.00
UMB National Bank of America, n.a.	58,620	18.85	12,442	4.00		18,663	6.00
UMB Bank Colorado, n.a.	103,867	11.74	35,393	4.00		53,089	6.00
UMB Bank Arizona, n.a.	15,303	9.83	6,229	4.00		9,344	6.00
Total Capital:
UMB Financial Corporation	896,924	12.20	588,058	8.00		N/A	N/A
UMB Bank, n. a.	707,010	11.73	482,376	8.00		602,971	10.00
UMB National Bank of America, n.a.	60,579	19.48	24,884	8.00		31,105	10.00
UMB Bank Colorado, n.a.	110,291	12.46	70,785	8.00		88,482	10.00
UMB Bank Arizona, n.a.	17,254	11.08	12,459	8.00		15,574	10.00
Tier 1 Leverage:
UMB Financial Corporation	823,187	6.71	490,374	4.00		N/A	N/A
UMB Bank, n. a.	643,972	6.32	407,693	4.00		509,616	5.00
UMB National Bank of America, n.a.	58,620	9.02	26,006	4.00		32,507	5.00
UMB Bank Colorado, n.a.	103,867	7.00	59,352	4.00		74,190	5.00
UMB Bank Arizona, n.a.	15,303	10.87	5,633	4.00		7,041	5.00

	2010
Tier 1 Capital:
UMB Financial Corporation	$738,763	11.30%	$261,485	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	595,432	10.83	219,827	4.00		329,741	6.00
UMB National Bank of America, n.a.	50,724	16.02	12,666	4.00		18,999	6.00
UMB Bank Colorado, n.a.	88,532	11.94	29,669	4.00		44,504	6.00
UMB Bank Arizona, n.a.	11,011	9.91	4,444	4.00		6,666	6.00
Total Capital:
UMB Financial Corporation	813,713	12.45	522,971	8.00		N/A	N/A
UMB Bank, n. a.	659,951	12.01	439,655	8.00		549,569	10.00
UMB National Bank of America, n.a.	52,662	16.63	25,332	8.00		31,665	10.00
UMB Bank Colorado, n.a.	95,573	12.89	59,339	8.00		74,174	10.00
UMB Bank Arizona, n.a.	12,401	11.16	8,888	8.00		11,111	10.00
Tier 1 Leverage:
UMB Financial Corporation	738,763	6.56	450,619	4.00		N/A	N/A
UMB Bank, n. a.	595,432	6.15	387,303	4.00		484,129	5.00
UMB National Bank of America, n.a.	50,724	7.87	25,771	4.00		32,214	5.00
UMB Bank Colorado, n.a.	88,532	7.17	49,357	4.00		61,696	5.00
UMB Bank Arizona, n.a.	11,011	10.16	4,334	4.00		5,418	5.00

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $2.0 million in March 2012, for 2011. A $2.0 million contribution was paid in 2011, for 2010. A $3.0 million contribution was paid in 2010, for 2009.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $3.2 million in 2011, for 2010 and $3.2 million in 2010, for 2009. The Company anticipates making a matching contribution of $4.5 million in March 2012, for 2011.

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

Black-Scholes pricing model:	2011	2010	2009
Weighted average fair value of the granted options	$9.73	$8.32	$8.74
Weighted average risk-free interest rate	2.65%	2.77%	2.13%
Expected option life in years	6.25	6.25	6.25
Expected volatility	24.54%	23.25%	22.28%
Expected dividend yield	1.80%	1.96%	1.57%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognized $2.1 million, $2.1 million, and $1.8 million in expense related to outstanding stock options and $4.4 million, $4.0 million, and $3.5 million in expense related to outstanding restricted stock grants for the years ended December 31, 2011, 2010, and 2009, respectively. The Company has $4.3 million of unrecognized compensation expense related to the outstanding options and $8.8 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2011.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2,000,000 common shares of the Company. All options that are issued under the 2002 Plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005, under the 2002 Plan, could not be exercised until at least four years 11 months after the date they are granted. Options issued in 2006, 2007, and 2008 under the 2002 Plan, have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, compensation expense is recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. On January 25, 2011, the Board of Directors amended and froze the 2002 Plan such that no shares of Company stock shall thereafter be available for grants under the 2002 Plan. Existing awards granted under the 2002 Plan will continue in accordance with their terms under the 2002 Plan. The plan terminates April 17, 2012.

The table below discloses the information relating to option activity in 2011, under the 2002 Plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2010	680,858	$32.99
Granted	—	—
Canceled	(22,595)	38.86
Exercised	(27,754)	24.87

Outstanding—December 31, 2011	630,509	33.16	4.3	2,581,756

Exercisable—December 31, 2011	546,884	32.14

Exercisable and expected to be exercisable— December 31, 2011	622,344	33.05	4.3	2,612,303

No options were granted under the 2002 Plan during 2009, 2010 or 2011. The total intrinsic value of options exercised during the year ended December 31, 2011, 2010, and 2009 was $1.1 million, $1.2 million, and $1.1 million, respectively. As of December 31, 2011, there was $526 thousand of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.6 years.

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

The table below discloses the information relating to option activity in 2011, under the 1992 Plan:

Stock Options Under the 1992 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2010	43,078	$20.01
Granted	—	—
Canceled	(5,325)	20.01
Exercised	(37,753)	20.01

Outstanding—December 31, 2011	—	—	—	—

Exercisable—December 31, 2011	—	—	—	—

There were no options granted under the plan during the years 2011, 2010, and 2009. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $1.4 million, $1.1 million and $1.1 million, respectively. As of December 31, 2011, there was no unrecognized compensation expense to be recognized for this plan.

At the April 26, 2005, shareholders’ meeting, the shareholders approved the UMB Financial Corporation Long-Term Incentive Compensation Plan (LTIP) which became effective as of January 1, 2005. The Plan permits the issuance to selected officers of the Company service based restricted stock grants, performance-based restricted stock grants and non-qualified stock options. Service-based restricted stock grants contain a service requirement. The performance-based restricted grants contain performance and service requirements. The non-qualified stock options contains a service requirement.

The Plan reserves up to 5,250,000 shares of the Company’s stock. Of the total, no more than 1,200,000 shares can be issued as restricted stock. No one eligible employee may receive more than $1.0 million in benefits under the Plan during any one fiscal year taking into account the value of all stock options and restricted stock received during such fiscal year.

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

The dividends on service and performance-based restricted stock grants are treated as two separate transactions. First, cash dividends are paid on the restricted stock. Those cash dividends are then paid to purchase additional shares of restricted stock. Dividends earned as additional shares of restricted stock have the same terms as the associated grant. The dividends paid on the stock are recorded as a reduction to retained earnings (similar to all dividend transactions).

The table below discloses the status of the service based restricted shares during 2011:

Service Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested - December 31, 2010	259,011	$39.86
Granted	109,632	41.64
Canceled	(10,277)	39.79
Vested	(49,351)	41.83

Nonvested - December 31, 2011	309,015	40.18

As of December 31, 2011, there was $7.3 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.0 years. Total fair value of shares vested during the year ended December 31, 2011, 2010, and 2009 was $2.0 million, $2.7 million, and $1.2 million respectively.

The table below discloses the status of the performance based restricted shares during 2011:

Performance Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2010	108,658	$38.91
Granted	40,833	41.71
Canceled	(2,881)	38.92
Vested	(35,082)	37.73

Nonvested—December 31, 2011	111,528	40.31

As of December 31, 2011, there was $1.5 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.7 years. Total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $1.5 million, $1.2 million and $1.2 million, respectively.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to option activity in 2011 under the LTIP:

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2010	913,772	$37.33
Granted	238,192	41.70
Canceled	(10,554)	40.00
Exercised	(12,585)	30.77

Outstanding—December 31, 2011	1,128,825	38.30	6.7	(1,189,120)

Exercisable—December 31, 2011	355,231	34.69

Exercisable and expected to be exercisable—December 31, 2011	1,076,303	38.23	6.6	(1,051,441)

The weighted average grant-date fair value of options granted during the years 2011, 2010, and 2009 was $9.73, $8.32, and $8.74. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $476 thousand, $178 thousand and $228 thousand, respectively. As of December 31, 2011, there was $3.8 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.3 years.

Cash received from options exercised under all share based compensation plans was $1.8 million, $1.4 million, and $1.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The tax benefit realized for stock options exercised was $79 thousand in 2011, $152 thousand in 2010 and $191 thousand in 2009.

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

12.  OTHER COMPREHENSIVE INCOME (LOSS)

The table below discloses the Company’s component of other comprehensive income (loss) during the periods presented, which are comprised of unrealized gains (losses) on available for sale securities (in thousands):

	2011	2010	2009
Change in unrealized holding gains, net	$104,204	$(15,601)	$8,725
Reclassification adjustments for gains included in net income	(16,125)	(8,315)	(9,737)

Net unrealized holding gains (losses)	88,079	(23,916)	(1,012)
Income tax (expense) benefit	(32,445)	8,927	361

Other comprehensive income (loss)	$55,634	$(14,989)	$(651)

13.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following reportable segments (collectively, “Business Segments”): Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2011.

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

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows:

	Year Ended December 31
	Commercial Financial Services			Institutional Financial Services
(dollars in thousands)	2011	2010	2009	2011	2010	2009
Net interest income	$163,204	$154,692	$154,618	$53,706	$51,857	$56,169
Provision for loan losses	11,184	11,261	16,599	9,166	18,333	14,011
Noninterest income	40,447	37,731	36,972	256,023	219,984	172,980
Noninterest expense	123,083	119,498	110,819	232,864	205,302	161,524

Net income before tax	$69,384	$61,664	$64,172	$67,699	$48,206	$53,614

Average assets	$4,224,000	$3,604,000	$3,511,000	$877,000	$714,000	$528,000
Depreciation and amortization	8,365	9,288	9,580	19,787	15,125	11,245
Expenditures for additions to premises and equipment	6,481	6,789	9,232	15,654	13,503	11,225

	000000	000000	000000	000000	000000	000000

	Personal Financial Services			Treasury and Other Adjustments
(dollars in thousands)	2011	2010	2009	2011	2010	2009
Net interest income	$99,979	$103,701	$92,133	$84	$363	$65
Provision for loan losses	1,850	1,916	1,490	—	—	—
Noninterest income	103,562	96,885	92,253	14,300	5,770	7,971
Noninterest expense	194,649	184,833	185,453	12,150	2,989	2,789

Net income before tax	$7,042	$13,837	$(2,557)	$2,234	$3,144	$5,247

Average assets	$882,000	$778,000	$836,000	$6,434,000	$6,012,000	$5,236,000
Depreciation and amortization	13,121	12,949	14,789	1,658	2,014	2,493
Expenditures for additions to premises and equipment	11,764	10,302	816	1,658	1,998	2,153

	Total Consolidated Company
(dollars in thousands)	2011	2010	2009
Net interest income	$316,973	$310,613	$302,985
Provision for loan losses	22,200	31,510	32,100
Noninterest income	414,332	360,370	310,176
Noninterest expense	562,746	512,622	460,585

Net income before tax	$146,359	$126,851	$120,476

Average assets	$12,417,000	$11,108,000	$10,111,000
Depreciation and amortization	42,931	39,376	38,107
Expenditures for additions to premises and equipment	35,557	32,592	23,426

14.  COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2011:

	Shares Issued	Shares in Treasury
Balance December 31, 2008	55,056,730	(14,108,935)
Purchase of Treasury Stock	—	(703,723)
Sale of Treasury Stock	—	15,376
Issued for stock options & restricted stock	—	180,159

Balance December 31, 2009	55,056,730	(14,617,123)
Purchase of Treasury Stock	—	(242,383)
Sale of Treasury Stock	—	21,735
Issued for stock options & restricted stock	—	211,122

Balance December 31, 2010	55,056,730	(14,626,649)
Purchase of Treasury Stock	—	(254,274)
Sale of Treasury Stock	—	16,218
Issued for stock options & restricted stock	—	234,317

Balance December 31, 2011	55,056,730	(14,630,388)

The Company’s Board of Directors approved a plan to repurchase up to 2,000,000 shares of common stock annually at its 2008, 2009, 2010 and 2011 Annual Meetings of Shareholders. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through these plans.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2011	2010	2009
Weighted average basic common shares outstanding	40,034,435	40,071,751	40,324,437
Dilutive effect of stock options and restricted stock	275,522	239,924	301,902

Weighted average diluted common shares outstanding	40,309,957	40,311,675	40,626,339

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2011 and 2010, was $320.1 million and $308.2 million, respectively. As of December 31, 2011 and 2010, standby letters of credit totaling $55.9 million and $76.9 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions average notional amount was $34.7 million and $17.7 million during the years ended December 31, 2011 and 2010, respectively. Net futures activity resulted in losses of $1.1 million, $0.8 million and $0.1 million for 2011, 2010, and 2009, respectively. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2011, contracts to purchase and to sell foreign currency averaged approximately $39.9 million compared to $49.0 million during 2010. The net gains on these foreign exchange contracts for 2011, 2010 and 2009 were $2.2 million, $1.9 million and $1.9 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, and Illinois. At December 31, 2011, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
(in thousands)	2011	2010
Commitments to extend credit for loans (excluding credit card loans)	$2,202,838	$1,729,011
Commitments to extend credit under credit card loans	2,059,193	1,970,508
Commercial letters of credit	19,564	3,537
Standby letters of credit	320,119	308,154
Futures contracts	30,600	22,400
Forward foreign exchange contracts	119,200	3,685
Spot foreign exchange contracts	3,040	2,608

16.  ACQUISITIONS

The following acquisitions were completed during the third and fourth quarters of 2010 and the second quarter of 2009. The pro-forma impact of these transactions was not material. Each of these acquisitions have a contingent consideration liability which has had payments and valuation adjustments applied since the acquisition date. A rollforward of these changes is included in Note 18 in the Notes to the Consolidated Financial Statements under Item 8 on pages 89 through 93

On July 30, 2010, UMB Advisors, LLC (“UMB Advisors”) and UMB Merchant Banc, LLC (“UMBMB”, together with UMB Advisors, the “Buyers”), a subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Prairie Capital Management LLC (“Prairie Capital”) and PCM LLC (“PCM”) for cash of $25.9 million and future consideration. After the completion of the transaction, UMB Advisors name was changed to Prairie Capital Management, LLC. Prairie Capital is in the business of providing investment management services, and PCM is the general partner of various investment funds and associated with Prairie Capital’s business. UMB Advisors purchased substantially all of the assets of Prairie Capital’s business, and UMBMB purchased substantially all of the assets of PCM’s business. This acquisition increased the Company’s assets under management base by $2.2 billion and increased the Company’s servicing assets by $2.6 billion. Goodwill amounted to $32.2 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets amounted to $19.4 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next five years. This earn-out liability was estimated to be $26.0 million at the purchase date. Earn-out payments and valuation adjustments have been made in 2011 resulting in a contingent earn-out liability of $26.1 million at December 31, 2011.

On September 1, 2010, Scout Investment Advisors, Inc. (Scout), a wholly-owned subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Reams Asset Management Company, LLC (“Reams”) for cash of $44.7 million and future consideration. Reams is a provider of investment management services to institutional clients and a manager of over $9.8 billion in fixed income assets. Reams is now operated as a division of Scout Investments, Inc. Goodwill amounted to $47.5 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets totaled $26.0 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over the next five years. This earn-out liability was estimated to be $32.5 million at the purchase date. Earn-out payments and valuation adjustments were made in 2011 resulting in a contingent earn-out liability of $31.6 million at December 31, 2011.

On May 7, 2009, UMB Fund Services, Inc., a subsidiary of UMB Financial Corporation, completed the purchase of 100 percent of the outstanding equity interests of J.D. Clark & Co., Inc. (J.D. Clark), a privately held, third-party fund service provider to alternative investment firms in a cash transaction of $23.1 million and future consideration. Management believes this acquisition will grow the Company’s fund servicing fee base and enhance the Company’s technology and servicing capabilities to alternative investment firms. J.D. Clark, with $18 billion in assets under administration operates as a wholly-owned subsidiary of UMB Fund Services, Inc. J.D. Clark retained its name and continues its operations from Ogden, Utah. Goodwill amounted to $19.5 million with the remaining purchase price allocated to $2.0 million in furniture, fixtures, and software and $1.2 million in accounts receivable. Identifiable intangible assets amounted to $24.8 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments of approximately $23.7 million based on revenue targets over the next four years. Earn-out payments and valuation adjustments have been made in 2010 and 2011 resulting in a contingent earn-out liability of $13.4 million at December 31, 2011.

17.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 27.3 percent in 2011, 28.3 percent in 2010, and 25.7 percent in 2009. These percentages are computed by dividing total income tax by the sum of such tax and net income.

Income tax expense includes the following components (in thousands):

	Year Ended December 31
	2011	2010	2009
Current tax expense
Federal	$37,669	$46,127	$34,763
State	2,415	2,948	2,195

Total current tax provision	40,084	49,075	36,958
Deferred tax expense
Federal	(178)	(13,836)	(4,932)
State	(19)	610	(1,034)

Total deferred tax benefit	(197)	(13,226)	(5,966)

Total tax expense	$39,887	$35,849	$30,992

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Statutory federal income tax expense	$51,226	$44,398	$42,167
Tax-exempt interest income	(12,301)	(10,365)	(10,257)
State and local income taxes, net of federal tax benefits	1,193	431	759
Federal tax credits	(687)	(564)	(1,100)
Other	456	1,949	(577)

Total tax expense	$39,887	$35,849	$30,992

In preparing its tax returns, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws. The Company is not in the examination process with any tax jurisdictions at December 31, 2011. However, upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.

Deferred income tax expense (benefit) results from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Loans, principally due to allowance for loan losses	$29,301	$28,034
Stock-based compensation	4,637	3,598
Accrued expenses	8,968	9,348
Miscellaneous	4,257	7,032

Total deferred tax assets before valuation allowance	47,163	48,012
Valuation allowance	(2,605)	(2,378)

Total deferred tax assets	44,558	45,634

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(46,877)	(14,431)
Land, buildings and equipment	(25,448)	(22,541)
Intangibles	(2,771)	(4,451)
Miscellaneous	(3,409)	(5,909)

Total deferred tax liabilities	(78,505)	(47,332)

Net deferred tax liability	$(33,947)	$(1,698)

The Company has various state net operating loss carryforwards of approximately $23.8 million, $25.5 million, and $22.0 million for 2011, 2010 and 2009 respectively. These net operating losses expire at various times between 2012 and 2031. As of December 31, 2011 the Company has a full valuation allowance of $0.8 million for these state net operating losses as they are not expected to be fully realized. In addition, the Company has a valuation allowance of $1.8 million to reduce certain state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax liability at December 31, 2011 and 2010 is included in accrued expenses and taxes.

Liabilities Associated With Unrecognized Tax Benefits

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2008 in the jurisdictions in which it files.

The gross amount of unrecognized tax benefits totaled $4.1 million and $3.9 million at December 31, 2011 and 2010, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, was $2.7 million and $2.5 million at December 31, 2011 and December 31, 2010, respectively. The unrecognized tax benefit relates to state tax positions that, if recognized, would result in the recognition of a deferred tax asset for the corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010
Unrecognized tax benefits—opening balance	$3,898	$2,948
Gross increases—tax positions in prior period	—	225
Gross decreases—tax positions in prior period	(374)	(179)
Gross increases—current-period tax positions	1,045	1,279
Settlements	—	—
Lapse of statute of limitations	(468)	(375)

Unrecognized tax benefits—ending balance	$4,101	$3,898

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,517	1,517	—	—
Mortgage—backed	29,641	—	29,641	—
State and political subdivisions	7,252	—	7,252	—
Trading—other	19,332	19,317	15	—

Trading securities	58,142	21,234	36,908	—

U.S. Treasury	189,325	189,325	—	—
U.S. Agencies	1,632,009	1,632,009	—	—
Mortgage—backed	2,492,348	—	2,492,348	—
State and political subdivisions	1,694,036	—	1,694,036	—
Corporates	100,164	100,164	—	—

Available for sale securities	6,107,882	1,921,498	4,186,384	—

Total	$6,166,024	$1,942,732	$4,223,292	$—

Liabilities
Contingent consideration liability	$72,046	$—	$—	$72,046

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	16,632	16,632	—	—
Mortgage—backed	7,521	—	7,521	—
State and political subdivisions	5,336	—	5,336	—
Trading—other	12,591	12,591	—	—

Trading securities	42,480	29,623	12,857	—

U.S. Treasury	486,713	486,713	—	—
U.S. Agencies	2,000,298	2,000,298	—	—
Mortgage—backed	1,833,475	—	1,833,475	—
State and political subdivisions	1,262,275	—	1,262,275	—
Corporates	30,286	30,286	—	—

Available for sale securities	5,613,047	2,517,297	3,095,750	—

Total	$5,655,527	$2,546,920	$3,108,607	$—

Liabilities
Contingent consideration liability	$77,719	$—	$—	$77,719

The following table reconciles the beginning and ending balances of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable (Level 3) input as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Beginning balance	$77,719	$29,284
Contingent consideration from new acquisitions	—	58,527
Payment of contingent consideration on acquisitions	(8,316)	(8,479)
Expense(Income) from fair value adjustments	2,643	(1,613)

Ending balance	$72,046	$77,719

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

Contingent Consideration    The fair value of contingent consideration liabilities are derived from a discounted cash flow model of future contingent payments. These future contingent payments are calculated based on estimates of future income and expense from each acquisition. Potential valuation adjustments are made as future income and expense projections for each acquisition are made which affect the calculation of the related contingent consideration payment. These adjustments are recorded through noninterest income and expense.

Assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2010 (in thousands):

		Fair Value Measurement at December 31, 2011 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$6,296	$—	$—	$6,296	$(1,370)
Other real estate owned	5,909	—	—	5,909	$(1,065)

Total	$12,505	$—	$—	$12,505	$(2,435)

		Fair Value Measurement at December 31, 2010 Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$7,008	$—	$—	$7,008	$—
Other real estate owned	4,387	—	—	4,387	$—

Total	$11,395	$—	$—	$11,395	$—

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

Other real estate owned    Other real estate owned consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned is recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less cost to sell. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements may be classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements may be classified as Level 3. The fair value measurements in the table above exclude cost to sell.

The estimated fair value of the Company’s financial instruments not recorded at fair value at December 31, 2011 and 2010 are as follows (in millions):

	December 31
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Securities held to maturity	89.2	102.3	63.6	68.8
Federal Reserve Bank and other stock	22.2	22.2	23.0	23.0
Loans (exclusive of allowance for loan loss)	4,898.5	5,042.0	4,524.1	4,666.8
FINANCIAL LIABILITIES
Time deposits	1,548.4	1,557.8	1,694.1	1,705.9
Long-term debt	6.5	6.8	8.9	9.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans		5.8		5.6
Commercial letters of credit		0.3		0.3
Standby letters of credit		2.2		2.0

The fair values of cash and short-term investments, demand and savings deposits, federal funds and repurchase agreements, and short-term debt approximate the carrying values.

Securities Held to Maturity Fair value of held-to-maturity securities are estimated by discounting the future cash flows using the current rates at which similar investments would be made to borrowers with similar credit ratings and for the same remaining maturities.

Federal Reserve Bank and Other Stock Amount consists of Federal Reserve Bank stock held by the Company’s affiliate banks and other miscellaneous investments. The fair value is considered to be the carrying value because no readily determinable market exists for these investments.

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

Time Deposits The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

In the previously filed Form 10-K for the year ended December 31, 2010, the Company inadvertently excluded certain disclosures regarding the fair value of the contingent consideration liability from this footnote as required by ASC 820, Fair Value Measurements and Disclosures. As a result, the accompanying 2010 fair value footnote has been amended to include the appropriate disclosures. There is no quantitative impact on the financial statements of the Company as a result of this additional disclosure.

19.   PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

	December 31
	2011	2010
BALANCE SHEETS (in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$1,011,776	$886,154
Non-banks	143,463	130,485

Total investment in subsidiaries	1,155,239	1,016,639
Goodwill on purchased affiliates	5,011	5,011
Cash	5,904	17,804
Securities available for sale and other	39,790	26,947

Total assets	$1,205,944	$1,066,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$10,000	$—
Accrued expenses and other	4,812	5,541

Total liabilities	14,812	5,541

Shareholders’ equity	1,191,132	1,060,860

Total liabilities and shareholders’ equity	$1,205,944	$1,066,401

	Year Ended December 31
	2011	2010	2009
STATEMENTS OF INCOME (in thousands)
INCOME:
Dividends and income received from affiliate banks	$41,000	$56,750	$77,600
Service fees from subsidiaries	30,422	20,402	14,772
Other	694	1,873	3,214

Total income	72,116	79,025	95,586

EXPENSE:
Salaries and employee benefits	33,194	24,470	22,033
Other	14,974	14,649	11,041

Total expense	48,168	39,119	33,074

Income before income taxes and equity in undistributed earnings of subsidiaries	23,948	39,906	62,512
Income tax benefit	(6,458)	(6,621)	(5,863)

Income before equity in undistributed earnings of subsidiaries	30,406	46,527	68,375
Equity in undistributed earnings of subsidiaries:
Banks	65,885	58,926	19,693
Non-Banks	10,181	(14,451)	1,416

Net income	$106,472	$91,002	$89,484

	Year Ended December 31
	2011	2010	2009
STATEMENTS OF CASH FLOWS (in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash used in operating activities:
Net income	$106,472	$91,002	$89,484
Equity in earnings of subsidiaries	(117,066)	(101,225)	(98,708)
Net (increase) decrease in trading securities	(6,629)	1,325	(2,412)
Other	(6,567)	3,683	(3,389)

Net cash used in operating activities	(23,790)	(5,215)	(15,025)

INVESTING ACTIVITIES:
Net capital investment in subsidiaries	(6,900)	(35,701)	(27,154)
Dividends received from subsidiaries	41,000	56,750	77,600
Net capital expenditures for premises and equipment	(538)	51	90

Net cash provided by investing activities	33,562	21,100	50,536

FINANCING ACTIVITIES:
Proceeds from short-term debt	10,000	—	—
Cash dividends paid	(31,801)	(30,460)	(28,792)
Net purchase of treasury stock	129	(369)	(19,284)

Net cash used in financing activities	(21,672)	(30,829)	(48,076)

Net (decrease) in cash	(11,900)	(14,944)	(12,565)

Cash at beginning of period	17,804	32,748	45,313

Cash at end of period	$5,904	$17,804	$32,748

20.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2011	March 31	June 30	Sept 30	Dec 31
Interest income	$85,973	$86,551	$85,624	$85,505
Interest expense	(7,525)	(6,633)	(6,550)	(5,972)

Net interest income	78,448	79,918	79,074	79,533
Provision for loan losses	(7,100)	(5,600)	(4,500)	(5,000)
Noninterest income	107,750	107,856	100,957	97,769
Noninterest expense	(135,516)	(145,581)	(139,428)	(142,221)
Income tax expense	(12,712)	(10,272)	(10,088)	(6,815)

Net income	$30,870	$26,321	$26,015	$23,266

2010	March 31	June 30	Sept 30	Dec 31
Interest income	$86,101	$86,733	$86,891	$86,782
Interest expense	(10,327)	(9,065)	(8,508)	(7,994)

Net interest income	75,774	77,668	78,383	78,788
Provision for loan losses	(8,310)	(8,100)	(7,700)	(7,400)
Noninterest income	86,430	89,100	90,084	94,756
Noninterest expense	(117,378)	(126,122)	(130,635)	(138,487)
Income tax expense	(10,331)	(9,533)	(7,359)	(8,626)

Net income	$26,185	$23,013	$22,773	$19,031

Per Share 2011	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.77	$0.66	$0.65	$0.58
Net income—diluted	0.76	0.65	0.64	0.58
Dividend	0.195	0.195	0.195	0.205
Book value	26.62	27.97	28.97	29.46

Per Share 2010	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.65	$0.57	$0.57	$0.48
Net income—diluted	0.65	0.57	0.57	0.47
Dividend	0.185	0.185	0.185	0.195
Book value	25.43	26.42	26.98	26.24

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

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

To the Shareholders and Board of Directors of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the internal control over financial reporting of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 28 2012

ITEM 9B. OTHER	INFORMATION

None

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (page 10) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012 (the 2012 Annual Meeting of Shareholders).

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its chief executive officer, chief financial officer and chief accounting officer. You can find the Company’s code of ethics on its website by going to the following address: www.umb.com/aboutumb/investorrelations. The Company will post any amendments to the code of ethics, as well as any waivers that are required to be disclosed, under the rules of either the SEC or NASDAQ. A copy of the code of ethics will be provided, at no charge, to any person requesting same, by written notice sent to the Company’s Corporate Secretary, 6th floor, 1010 Grand Blvd., Kansas City, Missouri 64106.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item is incorporated herein by reference under the Executive Compensation section of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This information required by this item is incorporated herein by reference to the Company’s 2011 Proxy Statement under the caption “Stock Ownership—Principal Shareholders.”

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
2002 Incentive Stock Option Plan	630,509	33.16	None
2005 Long-term Incentive Plan Non-Qualified Stock Options	1,128,825	38.35	2,799,727
Equity compensation plans not approved by security holders	None	None	None

Total	1,759,334	$36.49	2,799,727

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the Three Years Ended December 31, 2011

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2011

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2011

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K:

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of July 26, 2011 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on August 4, 2011.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.3	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of January 22, 2008 incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.4	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.5	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005

10.6	Restricted Stock Award Agreement and description of employment arrangement between the Company and Peter J. deSilva, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission of May 7, 2004.

10.7	Employment offer letter between the Company and Michael D. Hagedorn dated February 9, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2005, and filed with the Commission on February 14, 2005.

10.8	Employment offer letter between the company and Bradley J. Smith dated January 6, 2005 incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.9	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004 incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.10	Employment offer letter between the Company and Clyde Wendel dated June 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed with the Commission on August 8, 2006.

10.11	Employment offer letter between the Company and Brian J. Walker dated May 17, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed with the Commission on August 8, 2007.

10.12	Employment offer letter between the company and Daryl S. Hunt dated October 22, 2007 incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for December 31, 2007 and filed with the Commission on February 28, 2008.

10.13	Stock purchase agreement between the Company and Jeffrey D. Clark, Bonnie J. Clark, Michelle Jenson, Chad J. Allen, Jerry A. Wright, and Jill L. Calton dated May 7, 2009 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2009 and filed with the Commission on August 5, 2009.

10.14	Stock purchase agreement between the Company and Prairie Capital Management, LLC dated June 27, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2010 and filed with the Commission on August 4, 2010.

10.15	Asset purchase agreement between the Company and Reams Asset Management Company, LLC, MME Investments, LLC, Mark M. Egan, David B. McKinney, Hilltop Capital, LLC, Thomas M. Fink, Stephen T. Vincent, Todd C. Thompson, Deanne B. Olson, Daniel P. Spurgeon dated September 1, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010 and filed with the Commission on November 4, 2010.

10.16	Employment offer letter between the Company and Andrew Iseman dated August 12, 2010 incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010 and filed with the Commission on November 4, 2010.

10.17	Employment offer letter between the Company and Christine Pierson dated December 8, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2011 and filed with the Commission on May 5, 2011.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

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

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director	NANCY K. BUESE Nancy K. Buese	Director

PETER J. DESILVA Peter J. deSilva	Director, President, and Chief Operating Officer	TERRENCE P. DUNN Terrence P. Dunn	Director

KEVIN C. GALLAGHER Kevin C. Gallagher	Director	GREGORY M. GRAVES Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director	JOHN H. MIZE, JR. John H. Mize, Jr.	Director

KRIS A. ROBBINS Kris A. Robbins	Director	THOMAS D. SANDERS Thomas D. Sanders	Director

L. JOSHUA SOSLAND L. Joshua Sosland	Director	PAUL UHLMANN III Paul Uhlmann III	Director

Thomas J. Wood III	Director	/S/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board

Date: February 28, 2012