Form 10-Q
period 2012-03-31
UMB FINANCIAL CORP
filed 2012-05-03
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, UMB Financial Corporation had 40,539,969 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Loans:	$5,144,766	$4,960,343
Allowance for loan losses	(73,486)	(72,017)

Net loans	5,071,280	4,888,326

Loans held for sale	10,162	10,215
Investment Securities:
Available for sale	6,200,456	6,107,882
Held to maturity (market value of 109,670 and $102,287, respectively)	96,882	89,246
Trading securities	68,696	58,142
Federal Reserve Bank stock and other	21,882	22,212

Total investment securities	6,387,916	6,277,482

Federal funds sold and securities purchased under agreements to resell	9,663	66,078
Interest-bearing due from banks	1,058,284	1,164,007
Cash and due from banks	403,575	446,580
Bank premises and equipment, net	227,910	227,936
Accrued income	73,943	75,997
Goodwill	211,114	211,114
Other intangibles	80,337	84,331
Other assets	106,973	89,332

Total assets	$13,641,157	$13,541,398

LIABILITIES
Deposits:
Noninterest-bearing demand	$4,305,742	$3,941,372
Interest-bearing demand and savings	5,168,454	4,680,125
Time deposits under $100,000	590,214	615,475
Time deposits of $100,000 or more	683,583	932,939

Total deposits	10,747,993	10,169,911
Federal funds purchased and repurchase agreements	1,502,705	1,950,827
Short-term debt	10,000	12,000
Long-term debt	5,423	6,529
Accrued expenses and taxes	148,199	186,380
Other liabilities	14,166	24,619

Total liabilities	12,428,486	12,350,266

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 40,563,322 and 40,426,342 shares outstanding, respectively	55,057	55,057
Capital surplus	722,977	723,299
Retained earnings	735,978	697,923
Accumulated other comprehensive income	63,868	81,099
Treasury stock, 14,493,408 and 14,630,388 shares, at cost, respectively	(365,209)	(366,246)

Total shareholders’ equity	1,212,671	1,191,132

Total liabilities and shareholders’ equity	$13,641,157	$13,541,398

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Loans	$54,055	$53,989
Securities:
Taxable interest	20,129	22,308
Tax-exempt interest	9,375	8,238

Total securities income	29,504	30,546
Federal funds and resell agreements	16	15
Interest-bearing due from banks	835	1,162
Trading securities	323	261

Total interest income	84,733	85,973

INTEREST EXPENSE
Deposits	4,988	6,666
Federal funds purchased and repurchase agreements	439	668
Other	217	191

Total interest expense	5,644	7,525

Net interest income	79,089	78,448
Provision for loan losses	4,500	7,100

Net interest income after provision for loan losses	74,589	71,348

NONINTEREST INCOME
Trust and securities processing	54,710	51,727
Trading and investment banking	9,678	9,019
Service charges on deposit accounts	20,011	18,608
Insurance fees and commissions	1,009	1,204
Brokerage fees	2,514	2,341
Bankcard fees	14,735	14,442
Gain on sales of securities available for sale, net	16,541	7,456
Other	13,103	2,953

Total noninterest income	132,301	107,750

NONINTEREST EXPENSE
Salaries and employee benefits	79,914	72,900
Occupancy, net	9,278	9,605
Equipment	10,665	10,936
Supplies and services	5,043	5,580
Marketing and business development	4,260	4,122
Processing fees	12,816	12,173
Legal and consulting	3,515	2,617
Bankcard	4,242	3,852
Amortization of other intangible assets	3,852	4,006
Regulatory Fees	2,419	3,716
Other	5,900	6,009

Total noninterest expense	141,904	135,516

Income before income taxes	64,986	43,582
Income tax expense	18,619	12,712

NET INCOME	$46,367	$30,870

PER SHARE DATA
Net income – basic	$1.16	$0.77
Net income – diluted	1.15	0.76
Dividends	0.205	0.195

Weighted average shares outstanding	40,025,456	40,070,399

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$46,367	$30,870
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	(10,616)	(1,490)
Less: Reclassifications adjustment for gains included in net income	(16,541)	(7,456)

Change in unrealized gains on securities during the period	(27,157)	(8,946)
Income tax benefit	9,926	3,292

Other comprehensive loss	(17,231)	(5,654)

Comprehensive income	$29,136	$25,216

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2011	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860
Total comprehensive income			30,870	(5,654)		25,216
Cash dividends ($0.195 per share)	—	—	(7,902)	—	—	(7,902)
Purchase of treasury stock	—	—	—	—	(1,373)	(1,373)
Issuance of equity awards	—	(1,918)	—	—	2,157	239
Recognition of equity based compensation	—	1,553	—	—	—	1,553
Net tax benefit related to equity compensation plans	—	127	—	—	—	127
Sale of treasury stock	—	21	—	—	18	39
Exercise of stock options	—	69	—	—	161	230

Balance – March 31, 2011	$55,057	$718,158	$646,383	$19,811	$(360,420)	$1,078,989

Balance – January 1, 2012	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132
Total comprehensive income			46,367	(17,231)		29,136
Cash dividends ($0.205 per share)	—	—	(8,312)	—	—	(8,312)
Purchase of treasury stock	—	—	—	—	(2,666)	(2,666)
Issuance of equity awards	—	(2,737)	—	—	2,982	245
Recognition of equity based compensation	—	1,712	—	—	—	1,712
Net tax benefit related to equity compensation plans	—	84	—	—	—	84
Sale of treasury stock	—	105	—	—	102	207
Exercise of stock options	—	514	—	—	619	1,133

Balance – March 31, 2012	$55,057	$722,977	$735,978	$63,868	$(365,209)	$1,212,671

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net Income	$46,367	$30,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,500	7,100
Depreciation and amortization	10,210	11,205
Deferred income tax benefit	(1,322)	(354)
Net increase in trading securities and other earning assets	(10,554)	(11,580)
Gains on sales of securities available for sale	(16,541)	(7,456)
Gains on sales of assets	(851)	(1)
Amortization of securities premiums, net of discount accretion	12,629	10,130
Originations of loans held for sale	(51,557)	(55,800)
Net gains on sales of loans held for sale	(304)	(480)
Proceeds from sales of loans held for sale	51,914	64,248
Issuance of equity awards	245	239
Equity based compensation	1,712	1,553
Changes in:
Accrued income	2,054	2,903
Accrued expenses and taxes	(19,282)	2,687
Other assets and liabilities, net	(19,069)	16,385

Net cash provided by operating activities	10,151	71,649

Investing Activities
Proceeds from maturities of securities held to maturity	2,163	1,556
Proceeds from sales of securities available for sale	775,658	626,732
Proceeds from maturities of securities available for sale	441,336	554,711
Purchases of securities held to maturity	(9,676)	(6,104)
Purchases of securities available for sale	(1,341,488)	(1,187,087)
Net increase in loans	(187,607)	(93,503)
Net decrease in fed funds sold and resell agreements	56,415	231,383
Net decrease in interest bearing balances due from other financial institutions	16,283	28,298
Purchases of bank premises and equipment	(6,880)	(7,187)
Net cash received from acquisitions	701	—
Proceeds from sales of bank premises and equipment	840	118

Net cash (used in) provided by investing activities	(252,255)	148,917

Financing Activities
Net increase in demand and savings deposits	852,699	1,587,474
Net decrease in time deposits	(274,617)	(243,459)
Net decrease in fed funds purchased and repurchase agreements	(448,122)	(396,990)
Net decrease in short-term debt	(2,000)	(10,158)
Repayment of long-term debt	(1,106)	(2,366)
Payment of contingent consideration on acquisitions	(7,651)	—
Cash dividends paid	(8,302)	(7,751)
Net tax benefit related to equity compensation plans	84	127
Proceeds from exercise of stock options and sales of treasury shares	1,340	269
Purchases of treasury stock	(2,666)	(1,373)

Net cash provided by financing activities	109,659	925,773

(Decrease) increase in cash and due from banks	(132,445)	1,146,339
Cash and cash equivalents at beginning of period	1,459,631	1,033,617

Cash and cash equivalents at end of period	$1,327,186	$2,179,956

Supplemental Disclosures:
Income taxes paid	$10,664	$266
Total interest paid	6,213	8,185

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2. Summary of Accounting Policies

The Company is a multi-bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, Wisconsin, New Jersey, and Massachusetts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank, which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $923.6 million and $1,870.2 million at March 31, 2012 and March 31, 2011, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $134.7 million and $142.8 million at March 31, 2012 and March 31, 2011, respectively.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of March 31, 2012 and March 31, 2011 (in thousands):

	March 31,
	2012	2011
Due from the Federal Reserve	$923,611	$1,870,215
Cash and due from banks	403,575	309,741

Cash and cash equivalents at end of period	$1,327,186	$2,179,956

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 347,396 and 289,718 shares issuable upon the exercise of stock options granted by the Company at March 31, 2012 and 2011, respectively.

Options issued under employee benefit plans to purchase 632,533 and 895,677 shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

3. New Accounting Pronouncements

Fair Value Measurements and Disclosure Requirements In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which amends the FASB Standards Codification to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company adopted this standard for the quarter ended March 31, 2012 which resulted in a $6.9 million ($4.7 million, net of tax) reduction of the contingent consideration liabilities and a corresponding increase to other non-interest income due to the Company changing its fair value methodology and additional fair value financial statement disclosures.

Presentation of Comprehensive Income In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05), which amends the FASB Standards Codification to allow the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the Company for the period ended March 31, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU No. 2011-12 (ASU 2011-12) “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 for the quarter ended March 31, 2012 with no material impact on its financial statements except for a change in presentation.

Testing for Goodwill Impairment In September 2011, the FASB issued ASU No. 2011-08, “Testing for Goodwill Impairment” (ASU2011-08), which amends ASC 350 to allow companies the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step one of the goodwill impairment test). If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted. The Company early adopted this standard for the goodwill impairment test performed as of November 30, 2011 which resulted in no impact on its financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$7,685	$886	$10,029	$18,600	$2,457,398	$2,475,998
Commercial – credit card	670	163	—	833	107,080	107,913
Real estate:
Real estate – construction	1,416	128	586	2,130	79,423	81,553
Real estate – commercial	5,783	527	7,049	13,359	1,349,289	1,362,648
Real estate – residential	3,366	519	1,671	5,556	195,761	201,317
Real estate – HELOC	1,023	51	511	1,585	537,778	539,363
Consumer:
Consumer – credit card	2,738	2,526	4,380	9,644	303,907	313,551
Consumer – other	1,375	126	1,496	2,997	51,627	54,624
Leases	—	—	—	—	7,799	7,799

Total loans	$24,056	$4,926	$25,722	$54,704	$5,090,062	$5,144,766

	December 31, 2011
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,986	$767	$9,234	$12,987	$2,221,830	$2,234,817
Commercial – credit card	896	284	—	1,180	94,159	95,339
Real estate:
Real estate – construction	430	—	642	1,072	83,518	84,590
Real estate – commercial	2,368	313	7,218	9,899	1,384,656	1,394,555
Real estate – residential	1,713	247	1,660	3,620	182,266	185,886
Real estate – HELOC	819	41	696	1,556	531,476	533,032
Consumer:
Consumer – credit card	2,858	3,394	4,638	10,890	322,756	333,646
Consumer – other	1,260	952	1,493	3,705	90,939	94,644
Leases	—	—	—	—	3,834	3,834

Total loans	$13,330	$5,998	$25,581	$44,909	$4,915,434	$4,960,343

The Company sold $51.9 million and $64.2 million of real estate residential and student loans during the periods ended March 31, 2012 and March 31, 2011, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $25.7 million and $25.6 million at March 31, 2012 and December 31, 2011, respectively. Restructured loans totaled $6.4 million and $6.0 million at March 31, 2012 and December 31, 2011, respectively. Loans 90 days past due and still accruing interest amounted to $4.9 million and $6.0 million at March 31, 2012 and December 31, 2011, respectively. There was an insignificant amount of interest recognized on impaired loans during 2012 and 2011.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at March 31, 2012 and December 31, 2011 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate- construction
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Non-watch list	$2,319,292	$2,064,658	$78,709	$83,100
Watch	76,430	100,499	357	355
Special Mention	19,333	16,688	—	—
Substandard	60,943	52,972	2,487	1,135

Total	$2,475,998	$2,234,817	$81,553	$84,590

	Real estate - commercial
	March 31, 2012	December 31, 2011
Non-watch list	$1,222,471	$1,275,280
Watch	60,874	27,777
Special Mention	11,296	35,019
Substandard	68,007	56,479

Total	$1,362,648	$1,394,555

Credit Exposure
Credit Risk Profile Based on Payment Activity
	Commercial – credit card		Real estate- residential
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Performing	$107,913	$95,339	$199,646	$184,226
Non-performing	—	—	1,671	1,660

Total	$107,913	$95,339	$201,317	$185,886

	Real estate - HELOC		Consumer – credit card
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Performing	$538,852	$532,336	$309,171	$329,008
Non-performing	511	696	4,380	4,638

Total	$539,363	$533,032	$313,551	$333,646

	Consumer - other		Leases
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Performing	$53,128	$93,151	$7,799	$3,834
Non-performing	1,496	1,493	—	—

Total	$54,624	$94,644	$7,799	$3,834

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

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

General valuation allowances are calculated based on the historical loss experience of specific types of loans including an evaluation of the time span and volume of the actual charge-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated based on actual charge-off experience. A valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio, time span to charge-off, and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, commercial credit card, home equity loans, consumer real estate loans and consumer and other loans. The Company also considers a loan migration analysis for criticized loans. This analysis includes an assessment of the probability that a loan will move to a loss position based on its criticized category. In addition, a portion of the allowance is determined by a review of qualitative factors by Management including external factors such as legal and regulatory requirements, competition, unemployment, and other economic and business conditions. The qualitative review also includes an assessment of internal factors such as changes in lending policies and procedures, quality of Company’s loan review system, experience of management and staff, and credit concentrations.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS (in thousands)

This table provides a rollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$37,927	$20,486	$13,593	$11	$72,017
Charge-offs	(269)	(339)	(3,490)	—	(4,098)
Recoveries	237	6	824	—	1,067
Provision	(514)	3,083	1,921	10	4,500

Ending Balance	$37,381	$23,236	$12,848	$21	$73,486

Ending Balance: individually evaluated for impairment	$3,918	$454	$—	$—	$4,372
Ending Balance: collectively evaluated for impairment	33,463	22,782	12,848	21	69,114
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,583,911	$2,184,881	$368,175	$7,799	$5,144,766
Ending Balance: individually evaluated for impairment	11,571	12,054	27	—	23,652
Ending Balance: collectively evaluated for impairment	2,572,340	2,172,827	368,148	7,799	5,121,114
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at March 31, 2012 and December 31, 2011 (in thousands):

	Three Months Ended March 31, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$13,495	$2,758	$8,813	$11,571	$3,918	$11,316
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	25
Real estate – commercial	9,167	7,692	1,370	9,061	242	9,146
Real estate – residential	3,388	1,994	998	2,993	212	3,090
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	27	27	—	27	—	25
Leases	—	—	—	—	—	—

Total	$26,077	$12,471	$11,181	$23,652	$4,372	$23,602

	Year Ended December 31, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$14,368	$2,940	$8,121	$11,061	$3,662	$8,308
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	90	50	—	50	—	15
Real estate – commercial	9,323	7,983	1,247	9,230	226	7,000
Real estate – residential	3,568	2,329	859	3,188	42	2,312
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	23	23	—	23	—	28
Leases	—	—	—	—	—	—

Total	$27,372	$13,325	$10,227	$23,552	$3,930	$17,393

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

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

The Company restructured an insignificant amount of loans for the three month period ended March 31, 2012. The Company had $20 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s. The Company made no TDR’s in the last 12 months that had payment defaults for the three month period ended March 31, 2012.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$121,955	$133	$(704)	$121,384
U.S. Agencies	1,067,998	9,047	(210)	1,076,835
Mortgage-backed	3,109,258	53,663	(6,756)	3,156,165
State and political subdivisions	1,673,690	46,481	(1,822)	1,718,349
Corporates	126,736	1,015	(28)	127,723

Total	$6,099,637	$110,339	$(9,520)	$6,200,456

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$184,523	$4,802	$—	$189,325
U.S. Agencies	1,615,637	16,434	(62)	1,632,009
Mortgage-backed	2,437,282	55,985	(919)	2,492,348
State and political subdivisions	1,642,844	51,336	(144)	1,694,036
Corporates	99,620	566	(22)	100,164

Total	$5,979,906	$129,123	$(1,147)	$6,107,882

The following table presents contractual maturity information for securities available for sale at March 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$680,464	$684,420
Due after 1 year through 5 years	1,662,673	1,692,595
Due after 5 years through 10 years	544,447	563,306
Due after 10 years	102,795	103,970

Total	2,990,379	3,044,291
Mortgage-backed securities	3,109,258	3,156,165

Total securities available for sale	$6,099,637	$6,200,456

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2012, proceeds from the sales of securities available for sale were $775.7 million compared to $626.7 million for the same period in 2011. Securities transactions resulted in gross realized gains of $16.9 million and $7.5 million for the three months ended March 31, 2012 and 2011. The gross realized losses for the three months ended March 31, 2012 and 2011 were $342.0 thousand and $41.0 thousand, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at March 31, 2012 and March 31, 2011 were $1.6 million and $89.8 thousand, respectively, and were included in trading and investment banking income on the consolidated statements of income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$96,882	$12,788	$—	$109,670

December 31, 2011
State and political subdivisions	$89,246	$13,041	$—	$102,287

The following table presents contractual maturity information for securities held to maturity at March 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$195	$221
Due after 1 year through 5 years	13,287	15,041
Due after 5 years through 10 years	37,646	42,615
Due after 10 years	45,754	51,793

Total securities held to maturity	$96,882	$109,670

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first three months of 2012 and 2011.

Securities available for sale and held to maturity with a market value of $4.4 billion at March 31, 2012, and $5.4 billion at December 31, 2011, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits as required by law, and other potential borrowings.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 (in thousands).

March 31, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$89,220	$(704)	$—	$—	$89,220	$(704)
U.S. Agencies	39,271	(210)	—	—	39,271	(210)
Mortgage-backed	1,011,683	(6,756)	—	—	1,011,683	(6,756)
State and political subdivisions	145,146	(1,820)	530	(2)	145,676	(1,822)
Corporates	12,694	(28)	—	—	12,694	(28)

Total temporarily- impaired debt securities available for sale	$1,298,014	$(9,518)	$530	$(2)	$1,298,544	$(9,520)

December 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agencies	66,992	(62)	—	—	66,992	(62)
Mortgage-backed	226,081	(919)	—	—	226,081	(919)
State and political subdivisions	45,918	(139)	2,571	(5)	48,489	(144)
Corporates	12,471	(22)	—	—	12,471	(22)

Total temporarily-impaired debt securities available for sale	$351,462	$(1,142)	$2,571	$(5)	$354,033	$(1,147)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. Because the Company does not have the intent to sell these investment securities, it is more likely than not that the Company will not be required to sell these investment securities before a recovery of fair value. The Company expects to recover its cost basis in the investment securities and does not consider these investment securities to be other-than-temporarily impaired at March 31, 2012.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2012 and December 31, 2011 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2011	$144,109	$47,529	$19,476	$211,114

Balances as of December 31, 2011	$144,109	$47,529	$19,476	$211,114

Balances as of January 1, 2012	$144,109	$47,529	$19,476	$211,114

Balances as of March 31, 2012	$144,109	$47,529	$19,476	$211,114

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

Following are the intangible assets that continue to be subject to amortization as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$29,082	$7,415
Customer relationships	104,997	33,475	71,522
Other intangible assets	3,247	1,847	1,400

Total intangible assets	$144,741	$64,404	$80,337

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$28,629	$7,868
Customer relationships	105,544	30,645	74,899
Other intangible assets	3,247	1,683	1,564

Total intangible assets	$145,288	$60,957	$84,331

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2012	2011
Aggregate amortization expense	$3,852	$4,006

Estimated amortization expense of intangible assets on future years (in thousands):

For the nine months ending December 31, 2012	$10,975
For the year ending December 31, 2013	13,374
For the year ending December 31, 2014	12,302
For the year ending December 31, 2015	9,706
For the year ending December 31, 2016	8,433

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31, 2012	December 31, 2011
Commitments to extend credit for loans (excluding credit card loans)	$2,181,936	$2,202,838
Commitments to extend credit under credit card loans	2,111,555	2,059,193
Commercial letters of credit	11,099	19,564
Standby letters of credit	324,925	320,119
Futures contracts	58,000	30,600
Forward foreign exchange contracts	128,818	119,200
Spot foreign exchange contracts	4,520	3,040

8. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect changes in how executive management responsibilities were changed by the Executive Committee for each of the core businesses, the products and services provided and the types of customers served, and how financial information is currently evaluated by management. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. In 2011, the Business Segments were Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2012. Previously reported results have been reclassified to conform to the current organizational structure.

The following summaries provide information about the activities of each segment:

The Bank provides a full range of banking services to commercial, retail, government and correspondent bank customers through the Company’s branches, call center, internet banking, and ATM network. Services include traditional commercial and consumer banking, treasury management, leasing, foreign exchange, merchant bankcard, wealth management, brokerage, insurance, capital markets, investment banking, corporate trust, and correspondent banking.

Payment Solutions provides consumer and commercial credit and debit card, prepaid debit card solutions, healthcare services, and institutional cash management. Healthcare services include health savings account and flexible savings account products for healthcare providers, third-party administrators and large employers.

Institutional Investment Management provides equity and fixed income investment strategies in the intermediary and institutional markets via mutual funds, traditional separate accounts and sub-advisory relationships.

Asset Servicing provides services to the asset management industry, supporting a range of investment products, including mutual funds, alternative investments and managed accounts. Services include fund administration, fund accounting, investor services, transfer agency, distribution, marketing, custody, alternative investment services, managed account services, and collective and multiple-series trust services.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$68,073	$10,703	$3	$310	$79,089
Provision for loan losses	1,973	2,527	—	—	4,500
Noninterest income	70,297	15,581	26,189	20,234	132,301
Noninterest expense	93,368	14,826	17,045	16,665	141,904

Income before taxes	43,029	8,931	9,147	3,879	64,986
Income tax expense	12,772	2,887	1,352	1,608	18,619

Net income	$30,257	$6,044	$7,795	$2,271	$46,367

Average assets	$11,068,000	$844,000	$83,000	$1,303,000	$13,298,000

	Three Months Ended March 31, 2011
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$67,583	$10,407	$3	$455	$78,448
Provision for loan losses	4,107	2,993	—	—	7,100
Noninterest income	56,841	12,985	20,544	17,380	107,750
Noninterest expense	90,929	13,336	15,910	15,341	135,516

Income before taxes	29,388	7,063	4,637	2,494	43,582
Income tax expense	7,947	2,365	1,297	1,103	12,712

Net income	$21,441	$4,698	$3,340	$1,391	$30,870

Average assets	$10,281,000	$647,000	$85,000	$1,593,000	$12,606,000

9. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

Assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurement March 31, 2012 Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	41,489	—	41,489	—
State and political subdivisions	5,402	—	5,402	—
Trading – other	21,405	21,369	36	—

Trading securities	68,696	21,769	46,927	—

U.S. Treasury	121,384	121,384	—	—
U.S. Agencies	1,076,835	1,076,835	—	—
Mortgage-backed	3,156,165	—	3,156,165	—
State and political subdivisions	1,718,349	—	1,718,349	—
Corporates	127,723	127,723	—	—

Available for sale securities	6,200,456	1,325,942	4,874,514	—

Total	$6,269,152	$1,347,711	$4,921,441	$—

Liabilities
Contingent consideration liability	$57,423	$—	$—	$57,423

		Fair Value Measurement December 31, 2011 Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,517	1,517	—	—
Mortgage-backed	29,641	—	29,641	—
State and political subdivisions	7,252	—	7,252	—
Trading – other	19,332	19,317	15	—

Trading securities	58,142	21,234	36,908	—

U.S. Treasury	189,325	189,325	—	—
U.S. Agencies	1,632,009	1,632,009	—	—
Mortgage-backed	2,492,348	—	2,492,348	—
State and political subdivisions	1,694,036	—	1,694,036	—
Corporates	100,164	100,164	—	—

Available for sale securities	6,107,882	1,921,498	4,186,384	—

Total	$6,166,024	$1,942,732	$4,223,292	$—

Liabilities
Contingent consideration liability	$72,046	$—	$—	$72,046

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

The following table reconciles the beginning and ending balances of the contingent consideration liability:

	Three Months Ended March 31,
	2012	2011
Beginning Balance	$72,046	$77,719
Contingent consideration from new acquisitions	—	—
Payment of contingent considerations on acquisitions	(7,651)	(1,615)
Income from fair value adjustments	(6,972)	—

Ending Balance	$57,423	$76,104

The following table presents certain quantitative information about the significant unobservable input used in the fair value measurement for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
Liabilities
Contingent consideration liability	Present value techniques	Revenue growth percentage	5% - 36%

An increase in the revenue growth percentage may result in a significantly higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in the revenue growth percentage may result in a significantly lower estimated fair value of the contingent consideration liability.

Valuation methods for instruments measured at fair value on a recurring basis

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

Contingent Consideration The fair value of contingent consideration liabilities are derived from a discounted cash flow model of future contingent payments. The valuation of these liabilities are estimated by a collaborative effort of the Company’s mergers and acquisitions group, business unit management, and the corporate accounting group. These groups report primarily to the Company’s Chief Financial Officer. These future contingent payments are calculated based on estimates of future income and expense from each acquisition. These estimated cash flows are projected by the business unit management and reviewed by the mergers and acquisitions group. To obtain a current valuation of these projected cash flows, an expected present value technique is utilized to calculate a discount rate. The cash flow projections and discount rates are reviewed quarterly and updated as market conditions necessitate. Potential valuation adjustments are made as future income and expense projections for each acquisition are made which affect the calculation of the related contingent consideration payment. These adjustments are recorded through noninterest income and expense.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurement at March 31, 2012 Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
Impaired loans	$6,809	$—	$—	$6,809	$(442)
Other real estate owned	153	—	—	153	$—

Total	$6,962	$—	$—	$6,962	$(442)

		Fair Value Measurement at December 31, 2011 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$6,296	$—	$—	$6,296	$(1,370)
Other real estate owned	5,909	—	—	5,909	$(1,065)

Total	$12,505	$—	$—	$12,505	$(2,435)

Valuation methods for instruments measured at fair value on a nonrecurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Impaired loans While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Director of Property Management, who reports to the Chief Risk Officer, obtains external appraisals. The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued. Upon receiving the external appraisal, the Director of Property Management in collaboration with the Company’s credit department led by the Chief Credit Officer review the appraisal to determine if the appraisal is a reasonable basis for the value of the property based upon historical experience and detailed knowledge of the specific property and location. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of the impaired loans is reviewed on a quarterly basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

Other real estate owned Other real estate owned consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned is recorded as held for sale initially at the lower of the loan balance or fair value of the collateral. The initial valuation of the foreclosed property is obtained through an appraisal process similar to the process described in the impaired loans paragraph above. Subsequent to foreclosure, valuations are reviewed quarterly and updated periodically, and the assets may be

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements may be classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements may be classified as Level 3.

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at March, 31, 2012 and December 31, 2011 are as follows (in millions):

		Fair Value Measurement at March 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$96.9	$—	$109.7	$—	$109.7
Federal Reserve Bank and other stock	21.9	—	21.9	—	21.9
Loans (exclusive of allowance for loan loss)	5,154.9	—	5,236.5	—	5,236.5
FINANCIAL LIABILITIES
Time deposits	1,273.8	—	1,280.5	—	1,280.5
Long-term debt	5.4	—	5.6	—	5.6
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1.4
Commercial letters of credit					0.1
Standby letters of credit					0.5

		Fair Value Measurement at December 31, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$89.2	$—	$102.3	$—	$102.3
Federal Reserve Bank and other stock	22.2	—	22.2	—	22.2
Loans (exclusive of allowance for loan loss)	4,898.5	—	5,042.0	—	5,042.0
FINANCIAL LIABILITIES
Time deposits	1,548.4	—	1,557.8	—	1,557.8
Long-term debt	6.5	—	6.8	—	6.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.8
Commercial letters of credit					0.3
Standby letters of credit					2.2

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2012. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

The Company focuses on the following four core strategies. Management believes these strategies will guide our efforts to achieving our vision, to deliver the Unparalleled Customer Experience, all while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategy is to maintain high quality through a strong balance sheet, solid credit quality, a low cost of funding, and effective risk management. The strength in the balance sheet can be seen in the solid credit quality of the earning assets and the Company’s continued growth in low cost funding. At March 31, 2012, the Company’s nonperforming assets as a percentage of total assets was 0.23 percent. As a percentage of loans, nonperforming loans increased to 0.50 percent as compared to 0.41 percent on March 31, 2011. While the Company experienced a slight increase, these ratios are amongst the best in the industry. These credit quality ratios were achieved while maintaining positive directional growth in earning assets, which increased 1.4% from March 31, 2011, driven by an 18.7 percent increase on noninterest-bearing demand deposits compared to March 31, 2011.

The second strategy is to deliver profitable and sustainable growth by accelerating fee businesses, growing quality earning assets, maximizing efficiencies, and maintaining sales leverage. The Company’s acceleration of fee businesses is apparent with the increase in trust and securities processing. Trust and securities processing income increased $3.0 million, or 5.8 percent, for the three months ended March 31, 2012 compared to the same period in 2011. The increase in trust and securities processing income was primarily due to a $0.8 million, or 5.4 percent, increase in advisory fee income from the Scout Funds; a $1.4 million, or 8.1 percent, increase in fund administration and custody services; and a $0.9 million, or 5.5 percent, increase in fees related to institutional and personal investment management services. Also notable is the Company’s loan growth. While maintaining the aforementioned credit ratios, the Company’s March 31, 2012 total loans increased $476.9 million, or 10.2 percent, as compared to the same three month period one year ago.

The third strategy is to maintain diversified revenue streams. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the first quarter of 2012, noninterest income increased $24.6 million, or 22.8 percent, compared to the same period of 2011. The Company continues to emphasize its asset management, brokerage, bankcard services, health care services, and treasury management businesses. In particular, during the first quarter of 2012, this favorable change is primarily attributable to increased trust and securities processing income, other noninterest income, and a gain on the sale of securities available for sale. At March 31, 2012, noninterest income represented 62.6 percent of total revenues, as compared to 57.9 percent at March 31, 2011.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At March 31, 2012, the Company had $1.2 billion in total shareholders’ equity. This is an increase of $133.7 million, or 12.4 percent, compared to total shareholders’ equity at March 31, 2011. At March 31, 2012, the Company had a total risk-based capital ratio of 12.32 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 63,996 shares at an average price of $41.68 per share during the first quarter of 2012.

Earnings Summary

The Company recorded consolidated net income of $46.4 million for the three-month period ended March 31, 2012, compared to $30.9 million for the same period a year earlier. This represents a 50.2 percent increase over the three-month period ended March 31, 2011. Basic earnings per share for the first quarter of 2012 were $1.16 per share ($1.15 per share fully-diluted) compared to $0.77 per share ($0.76 per share fully-diluted) for the first quarter of 2011. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2012 were 1.40 and 15.37 percent, respectively, compared to 0.99 and 11.63 percent for the three-month period ended March 31, 2011.

Net interest income for the three month period ended March 31, 2012 was flat as compared to the same period in 2011. Average earning assets increased by $671.0 million, or 5.8 percent, compared to the first quarter of 2011. Net interest margin, on a tax-equivalent basis, decreased to 2.75 percent or a 15 basis points decline for the three months ended March 31, 2012, compared to 2.90 percent for the same period in 2011.

The provision for loan losses decreased by $2.6 million for the three month period ended March 31, 2012, compared to the same period in 2011. With the decreased provision and an increase in total loans, the allowance for loan losses as a percentage of total loans decreased by 13 basis points to 1.43 percent as of March 31, 2012, compared to March 31, 2011. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2011 Annual Report on Form 10-K.

Noninterest income increased by $24.6 million, or 22.8 percent, for the three-month period ended March 31, 2012, compared to the same period one year ago. For the three month period, the increases are primarily due to increases in trust and securities processing income, other noninterest income, and gains on the sales of securities available for sale. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $6.4 million, or 4.7 percent, for the three-month period ended March 31, 2012, compared to the same period in 2011. For the three month period, the increases were primarily due to increases in salaries and employee benefits. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended March 31, 2012, net interest income increased by $0.6 million, or 0.8 percent, as compared to the same period in 2011.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a downward repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. As illustrated on this table, net interest spread for the three months ended March 31, 2012 decreased by 14 basis points and net interest margin decreased by 15 basis points compared to the same period in 2011. These results are primarily due to the interest-bearing liabilities repricing slower or incrementally less than the earning assets. The increase of $918.2 million of average noninterest-bearing demand deposits, as compared to the first quarter of 2011, continues to be a positive impact. However, with the rate on interest-bearing liabilities decreasing to 0.29 percent as compared to 0.37 percent one year ago, the contribution from free funds is diminished. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in the flattening of net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.78 percent for the three-month period ended March 31, 2012 and 3.00 percent for the same period in 2011.

	Three Months Ended March 31,
	2012		2011
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$5,052,663	4.31%	$4,632,581	4.74%
Securities:
Taxable	4,342,151	1.86	4,288,742	2.11
Tax-exempt	1,764,958	3.25	1,325,316	3.84

Total securities	6,107,109	2.26	5,614,058	2.52
Federal funds and resell agreements	19,532	0.33	25,916	0.23
Interest-bearing due from banks	1,043,014	0.32	1,276,091	0.37
Other earning assets	52,193	2.64	54,827	2.14

Total earning assets	12,274,511	2.94	11,603,473	3.16
Allowance for loan losses	(72,395)		(75,096)
Other assets	1,095,799		1,077,259

Total assets	$13,297,915		$12,605,636

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,317,146	0.32%	$6,435,500	0.42%
Federal funds and repurchase agreements	1,572,427	0.11	1,824,087	0.15
Borrowed funds	16,934	5.15	36,012	2.16

Total interest-bearing liabilities	7,906,507	0.29	8,295,599	0.37
Noninterest-bearing demand deposits	3,985,085		3,066,930
Other liabilities	192,769		167,006
Shareholders’ equity	1,213,554		1,076,101

Total liabilities and shareholders’ equity	$13,297,915		$12,605,636

Net interest spread		2.65%		2.79%
Net interest margin		2.75		2.90

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest free funds (total earning assets less interest-bearing liabilities) increased $1.1 billion for the three-month period ended March 31, 2012 compared to the same period in 2011, the benefit from interest free funds declined by 1 basis point from the three months ended March 31, 2011.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx
	Three Months Ended March 31, 2012 and 2011
	Volume	Rate	Total
Change in interest earned on:
Loans	$4,762	$(4,696)	$66
Securities:
Taxable	264	(2,443)	(2,179)
Tax-exempt	3,258	(2,121)	1,137
Federal funds sold and resell agreements	(5)	6	1
Interest-bearing due from banks	(187)	(150)	(337)
Trading	(15)	77	62

Interest income	8,077	(9,327)	(1,250)
Change in interest incurred on:
Interest-bearing deposits	(90)	(1,588)	(1,678)
Federal funds purchased and repurchase agreements	(69)	(160)	(229)
Other borrowed funds	(244)	269	25

Interest expense	(403)	(1,479)	(1,882)

Net interest income	$8,480	$(7,848)	$632

ANALYSIS OF NET INTEREST MARGIN

	xxxxxxxxxxx	xxxxxxxxxxx	xxxxxxxxxxx
	Three Months Ended March 31,
	2012	2011	Change
Average earning assets	$12,274,511	$11,603,473	$671,038
Interest-bearing liabilities	7,906,507	8,295,599	(389,092)

Interest-free funds	$4,368,004	$3,307,874	$1,060,130

Free funds ratio (free funds to earning assets)	35.59%	28.51%	7.08%

Tax-equivalent yield on earning assets	2.94%	3.16%	(0.22)%
Cost of interest-bearing liabilities	0.29	0.37	(0.08)

Net interest spread	2.65%	2.79%	(0.14)%
Benefit of interest-free funds	0.10	0.11	(0.01)

Net interest margin	2.75%	2.90%	(0.15)%

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

Based on the factors above, management of the Company expensed $4.5 million related to the provision for loan losses for the three month period ended March 31, 2012, compared to $7.1 million for the same period in 2011.

As illustrated in Table 3 below, the ALL decreased to 1.43 percent of total loans as of March 31, 2012, compared to 1.56 percent of total loans as of the same period in 2011.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011. Net charge-offs were $3.0 million for the first three months of 2012, compared to $8.3 million for the same period in 2011. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Three Months Ended March 31,	Year Ended December 31,
2012	2011	2011
Allowance-January 1	$72,017	$73,952	$73,952
Provision for loan losses	4,500	7,100	22,200

Charge-offs:
Commercial	(269)	(5,200)	(12,693)
Consumer:
Credit card	(3,010)	(3,617)	(13,493)
Other	(480)	(782)	(1,945)
Real estate	(339)	(67)	(532)

Total charge-offs	(4,098)	(9,666)	(28,663)

Recoveries:
Commercial	237	151	813
Consumer:
Credit card	498	625	2,366
Other	326	556	1,317
Real estate	6	—	32

Total recoveries	1,067	1,332	4,528

Net charge-offs	(3,031)	(8,334)	(24,135)

Allowance-end of period	73,486	72,718	72,017

Average loans, net of unearned interest	$5,045,709	$4,624,166	$4,748,909
Loans at end of period, net of unearned interest	5,144,767	4,667,862	4,960,343
Allowance to loans at end of period	1.43%	1.56%	1.45%
Allowance as a multiple of net charge-offs	6.03	x	2.15	x	2.98	x
Net charge-offs to:
Provision for loan losses	67.36%	117.38%	108.71%
Average loans	0.24	0.73	0.51

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based businesses are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based businesses provide the opportunity to offer multiple products and services, which management believes will more closely align the customer with the Company. The Company is currently emphasizing fee-based businesses including trust and securities processing, bankcard, brokerage, health care services, and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most share common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx	xxxxxxxxxxxx
	Three Months Ended March 31,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Trust and securities processing	$54,710	$51,727	$2,983	5.77%
Trading and investment banking	9,678	9,019	659	7.31
Service charges on deposit accounts	20,011	18,608	1,403	7.54
Insurance fees and commissions	1,009	1,204	(195)	(16.20)
Brokerage fees	2,514	2,341	173	7.39
Bankcard fees	14,735	14,442	293	2.03
Gains on sales of securities available for sale, net	16,541	7,456	9,085	>100.00
Other	13,103	2,953	10,150	>100.00

Total noninterest income	$132,301	$107,750	$24,551	22.79%

Fee-based, or noninterest income (summarized in Table 4), increased by $24.6 million, or 22.8 percent, during the three months ended March 31, 2012, compared to the same period in 2011. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities, trust investments and money management services, and servicing of mutual fund assets. The increase in trust and securities processing income was primarily due to a $0.8 million, or 5.4 percent, increase in advisory fee income from the Scout Funds; a $1.4 million, or 8.1 percent, increase in fund administration and custody services; and a $0.9 million, or 5.5 percent, increase in fees related to institutional and personal investment management services. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Other noninterest income increased $10.2 million, or 343.7 percent, primarily driven by an $8.2 million adjustment in contingent consideration liabilities on acquisitions. These adjustments were due to the adoption of new accounting guidance related to fair value measurements and changes in cash flow projections.

In the first quarter of 2012, $16.5 million in pre-tax gains were recognized on the sales of securities available for sale, as compared to $7.5 million one year ago.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Salaries and employee benefits	$79,914	$72,900	$7,014	9.62%
Occupancy, net	9,278	9,605	(327)	(3.40)
Equipment	10,665	10,936	(271)	(2.48)
Supplies and services	5,043	5,580	(537)	(9.62)
Marketing and business development	4,260	4,122	138	3.35
Processing fees	12,816	12,173	643	5.28
Legal and consulting	3,515	2,617	898	34.31
Bankcard	4,242	3,852	390	10.12
Amortization of other intangible assets	3,852	4,006	(154)	(3.84)
Regulatory fees	2,419	3,716	(1,297)	(34.90)
Other	5,900	6,009	(109)	(1.81)

Total noninterest expense	$141,904	$135,516	$6,388	4.71%

Noninterest expense increased by $6.4 million, or 4.7 percent, for the three months ended March 31, 2012 compared to the same period in 2011. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $7.0 million, or 9.6 percent, for the three months ended March 31, 2012, compared to the same period in 2011. These increases are primarily due to a $4.0 million increase in salaries, a $1.7 million increase in commissions and bonuses, and a $1.3 million increase in employee benefits for the three months ended March 31, 2012.

Regulatory fees decreased by $1.3 million, or 34.9 percent, compared to the three months ended March 31, 2011 driven by a reduction in FDIC insurance premiums.

Income Tax Expense

The effective tax rate is 28.7 percent for the three months ended March 31, 2012, compared to 29.2 percent for the same period in 2011. The decrease in the effective rate for 2012 is primarily attributable to a larger portion of income being earned from tax-exempt municipal securities.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$68,073	$67,583	$490	0.73%
Provision for loan losses	1,973	4,107	(2,134)	(51.96)
Noninterest income	70,297	56,841	13,456	23.67
Noninterest expense	93,368	90,929	2,439	2.68

Income before taxes	43,029	29,388	13,641	46.42
Income tax expense	12,772	7,947	4,825	60.71

Net income	$30,257	$21,441	$8,816	41.12%

Bank net income increased by $8.8 million, or 41.1 percent, to $30.3 million at March 31, 2012 compared to the prior year. This increase was driven by increased noninterest income and a decrease in provision for loan losses, offset by an increase in noninterest expense. Noninterest income increased $13.5 million, or 23.7 percent, over the same period in 2011 primarily from an increase in gains taken on the sale of securities from the investment portfolio. A gain of $16.5 million was recognized in the first quarter of 2012 compared to $7.5 million in 2011. Miscellaneous income increased $4.2 million due to a $2.5 million adjustment in contingent consideration liabilities on acquisitions due to new accounting guidance and a $0.6 million gain on the sale of a corporate trust portfolio. These increases were offset by a decrease in consumer card services income of $1.4 million driven by the impact of the Durbin amendment on interchange income. Provision for loan losses decreased by $2.1 million, or 52 percent, compared to 2011, due to a reduction in the inherent risk in the loan portfolio in this segment. Net interest margin increased 0.7 percent to $68.1 million from the first quarter of 2011. Average loans increased $491.1 million from the first quarter of 2011, average investment security balances increased by $506.6 million and average deposits increased by $1.2 billion. These balance increases offset the effect of a declining net interest margin driven by a reduction in yields within the investment portfolio, resulting in the slight increase in net interest income. Noninterest expense increased 2.7 percent to $93.4 million from the first quarter of 2011, which was primarily driven from increased salaries and benefits expense.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$10,703	$10,407	$296	2.84%
Provision for loan losses	2,527	2,993	(466)	(15.57)
Noninterest income	15,581	12,985	2,596	19.99
Noninterest expense	14,826	13,336	1,490	11.17

Income before taxes	8,931	7,063	1,868	26.45
Income tax expense	2,887	2,365	522	22.07

Net income	$6,044	$4,698	$1,346	28.65%

Payments Solutions net income increased $1.3 million, or 28.7 percent, to $6.0 million from the prior year. This increase is due to increased noninterest income offset by an increase in noninterest expense. Noninterest income increased $2.6 million, or 20.0 percent, driven by a $1.7 million increase in cards services income due to increased sales volume for commercial card, retail credit card, and healthcare services. There was also an additional $0.8 million in deposit service charges in our institutional cash management and healthcare services businesses from new business growth. Noninterest expense increased by $1.5 million, primarily from increased staffing, consulting and legal fees, and in bankcard processing fees associated with the increase in sales volume. Net interest margin increased by $0.3 million, or 2.8 percent, due to growth in earning assets, offset with a reduction in funds transfer pricing credit on deposits. Provision for loan losses expense decreased by $0.5 million, or 15.6 percent, compared to 2011.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$3	$3	$—	—%
Provision for loan losses	—	—	—	—
Noninterest income	26,189	20,544	5,645	27.48
Noninterest expense	17,045	15,910	1,135	7.13

Income before taxes	9,147	4,637	4,510	97.26
Income tax expense	1,352	1,297	55	4.24

Net income	$7,795	$3,340	$4,455	133.38%

Institutional Investment Management net income increased $4.5 million, or 133.4 percent, to $7.8 million compared to the prior year. This increase is due to increased noninterest income offset by increased noninterest expense. Noninterest income increased $5.6 million, or 27.5 percent, to $26.2 million primarily related to a $4.3 million adjustment in contingent consideration liabilities on acquisitions due to new accounting guidance and a $1.3 million increase in advisory fees. Advisory fee income increased due to increased asset values during the first quarter of 2012. Noninterest expense increased $1.1 million, or 7.1 percent, to $17.0 million compared to the prior year due to a $1.0 million increase from a contingent consideration liability adjustment related to cash flow estimate changes on acquisitions. There was also a $0.3 million increase in amortization expense related to the acquisition during the second quarter of 2011 of the Frontegra Funds.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$310	$455	$(145)	(31.87)%
Provision for loan losses	—	—	—	—
Noninterest income	20,234	17,380	2,854	16.42
Noninterest expense	16,665	15,341	1,324	8.63

Income before taxes	3,879	2,494	1,385	55.53
Income tax expense	1,608	1,103	505	45.78

Net income	$2,271	$1,391	$880	63.26%

Asset Servicing net income increased $0.9 million, or 63.3 percent, to $2.3 million from the same period in 2011. This increase is due to increased noninterest income offset by increased noninterest expense. Noninterest income increased $2.9 million, or 16.4 percent, driven by a $1.5 million increase due to new business added in fund administration, transfer agent and alternative investments services and a contingent consideration liability adjustment related to cash flow estimate adjustments and new accounting guidance of $1.3 million. Net interest margin declined slightly by $0.1 million, or 31.8 percent, due to a decline in average deposits of 19.2 percent, and an overall decrease in deposit funds transfer credit. Noninterest expense increased $1.3 million, or 8.6 percent, primarily from additional staffing to support new business.

Balance Sheet Analysis

Total assets of the Company increased slightly by $99.8 million as of March 31, 2012, compared to December 31, 2011, or 0.7 percent, and increased $288.8 million, or 2.2 percent, compared to March 31, 2011. The increase in total assets from March 2011 to March 2012 is a result of an increase in investment securities of $638.6 million, or 11.1 percent, and an increase in loans of $476.9 million, or 10.2 percent, offset by a decrease in due from Federal Reserve balances of $946.6 million, or 50.6 percent. The increase in total assets from December to March is primarily result of an increase in investment securities of $110.4 million, or 1.8 percent, and an increase in loans of $184.4 million, or 3.7 percent, offset by a decrease in due from Federal Reserve balances of $89.4 million, or 8.8 percent. The overall increase in total assets is directly related to a corresponding increase in deposit balances between the respective periods of $375.2 million, or 3.6 percent, for the period March 2011 to March 2012 and $578.1 million, or 5.7 percent, for the period December 2011 to March 2012.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2012	2011	2011
Total assets	$13,641,157	$13,352,320	$13,541,398
Loans, net of unearned interest	5,144,766	4,667,862	4,960,343
Total investment securities	6,387,916	5,749,311	6,277,482
Interest-bearing due from banks	1,058,284	2,012,990	1,164,007
Total earning assets	12,537,305	12,367,684	12,406,108
Total deposits	10,747,993	10,372,756	10,169,911
Total borrowed funds	1,518,128	1,718,932	1,969,356

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $184.4 million, or 3.7 percent, to $5.1 billion at March 31, 2012 compared to December 31, 2011 and increased $476.9 million, or 10.2 percent, compared to March 31, 2011. Compared to December 31, 2011, commercial loans increased $241.2 million, or 10.8 percent, offset by a decrease in consumer loans of $40.0 million, or 42.3 percent. Compared to March 31, 2011, commercial loans increased $427.5 million, or 20.9 percent, commercial real estate increased $68.8 million, or 5.3 percent, home equity loans increased $59.9 million, or 12.5 percent, offset by a decrease in consumer loans of $50.2 million, or 47.9 percent and a decrease in real estate construction of $46.0 million, or 36.1 percent.

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

Investment securities totaled $6.4 billion at March 31, 2012, compared to $5.7 billion at March 31, 2011, and $6.3 billion at December 31, 2011. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 51.0 percent, 50.6 percent, and 46.5 percent, respectively, of the earning assets as of March 31, 2012, December 31, 2011, and March 31, 2011. There were $4.4 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at March 31, 2012.

Investment securities had an average tax-equivalent yield of 2.26 percent for the first three months of 2012 compared to 2.52 percent for the same period in 2011, or a decrease of 26 basis points. The average life of the securities portfolio was 36.1 months at March 31, 2012 compared to 32.8 months at December 31, 2011 and 36.2 months at March 31, 2011. The increase in average life from December 31, 2011 was primarily related to an increase in the percentage of investments invested in the core portfolio resulting in a lower percentage of short term investments held compared to the same period last year due to excess liquidity being retained in the continued low rate environment.

Deposits and Borrowed Funds

Deposits increased $578.1 million, or 5.7 percent, from December 31, 2011 to March 31, 2012 and increased $375.2 million, or 3.6 percent, from March 31, 2011. Noninterest-bearing deposits increased $364.4 million and interest-bearing deposits increased $213.7 million from December 31, 2011. Noninterest-bearing deposits increased $677.8 million and interest-bearing deposits decreased $302.6 million from March 31, 2011. The increase in noninterest-bearing deposits from March 31, 2011 and December 31, 2011 came primarily from our public funds, mutual fund processing and treasury management businesses. The increase in interest-bearing deposits from December 31, 2011 is primarily related to increases in money market accounts offset by decreases in time deposits. The decrease in interest bearing deposits from March 31, 2011 is related to decreases in money market accounts and time deposits.

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

Borrowed funds decreased $451.2 million from December 31, 2011. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds decreased $200.8 million from March 31, 2011.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.5 billion at March 31, 2012, compared to $2.0 billion at December 31, 2011 and $1.7 billion at March 31, 2011. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.2 billion at March 31, 2012, a $21.5 million increase compared to December 31, 2011. The Company’s Board of Directors authorized, at its April 24, 2012, April 27, 2011, and April 26, 2010 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2012 and 2011, the Company acquired 63,966 shares and 33,337 shares under the 2012 and 2011 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On April 24, 2012, the Board of Directors also declared a dividend of $0.205 per share. The dividend will be paid on July 2, 2012 to shareholders of record on June 8, 2012.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.34 percent and total capital ratio of 12.32 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	xxxxxxxxxx	xxxxxxxxxx
	Three Months Ended March 31,
RATIOS	2012	2011
Return on average assets	1.40%	0.99%
Return on average equity	15.37	11.63
Average equity to assets	9.13	8.54
Tier 1 risk-based capital ratio	11.34	11.57
Total risk-based capital ratio	12.32	12.68
Leverage ratio	6.66	6.23

The Company’s per share data is summarized in the table below.

	xxxxxxxxxx	xxxxxxxxxx
	Three Months Ended March 31,
Per Share Data	2012	2011
Earnings basic	$1.16	$0.77
Earnings diluted	1.15	0.76
Cash dividends	0.205	0.195
Dividend payout ratio	17.67%	25.32%
Book value	$29.90	$26.62

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for loan losses, investments, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2011.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (“FMC”) and approved by the Company’s Board of Directors. The FMC has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans and trading securities.

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

Table 12 shows the net interest income increase or decrease over the next twelve months as of March 31, 2012 and 2011 based on hypothetical changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2012 Amount of change	March 31, 2011 Amount of change
300	$18,628	$2,449
200	10,819	743
100	5,863	(479)
Static	—	—
(100)	N/A	N/A

The Company is sensitive at March 31, 2012 to increases in rates. Increases in interest rates are projected to cause increases in net interest income. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months. If rates remain flat the Company will be exposed to the risk of asset yields continuing to decrease while deposit costs remain relatively flat.

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a Bank board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also required that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $68.7 million as of March 31, 2012 compared to $58.1 million as of December 31, 2011.

Documentation of the methodology used in determining value at risk is maintained and reviewed in compliance banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of March 31, 2012 and December 31, 2011.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $6.6 million to $25.7 million at March 31, 2012, compared to March 31, 2011 and increased $0.1 million, compared to December 31, 2011.

The Company had $5.6 and $4.1 million of other real estate owned as of March 31, 2012 and 2011 respectively, compared to $6.0 million as of December 31, 2011. Loans past due more than 90 days totaled $4.9 million as of March 31, 2012, compared to $7.3 million at March 31, 2011 and $6.0 million as of December 31, 2011.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $6.4 million of restructured loans at March 31, 2012, $0.1 million at March 31, 2011 and $6.0 million at December 31, 2011.

Table 13

LOAN QUALITY (dollars in thousands)

	March 31,				December 31,
	2012		2011		2011
Nonaccrual loans	$21,832		$19,063		$22,650
Restructured loans	3,890		98		2,931

Total nonperforming loans	25,722		19,161		25,581
Other real estate owned	5,646		4,116		5,959

Total nonperforming assets	$31,368		$23,277		$31,540

Loans past due 90 days or more	$4,926		$7,263		$5,998
Restructured loans accruing	2,553		—		3,089
Allowance for Loan Losses	73,486		72,718		72,017

Ratios
Nonperforming loans as a % of loans	0.50%		0.41%		0.52%
Nonperforming assets as a % of loans plus other real estate owned	0.61		0.50		0.64
Nonperforming assets as a % of total assets	0.23		0.17		0.23
Loans past due 90 days or more as a % of loans	0.10		0.16		0.12
Allowance for Loan Losses as a % of loans	1.43		1.56		1.45
Allowance for Loan Losses as a multiple of nonperforming loans	2.86	x	3.80	x	2.82	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.2 billion of high-quality securities available for sale. Investment securities with a market value of $4.4 billion at March 31, 2012 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2012 was $4.6 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter-claims. Except as stated below, in the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a material effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2012.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2012	19,924	$40.46	19,924	1,782,003
February 1-February 29, 2012	12,810	41.68	12,810	1,769,193
March 1-March 31, 2012	31,232	42.46	31,232	1,737,961

Total	63,966	$41.68	63,966

On April 26, 2011, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 25, 2012. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 24, 2012 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 23, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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
Date: May 3, 2012