Form 10-Q
period 2012-06-30
UMB FINANCIAL CORP
filed 2012-08-02
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, UMB Financial Corporation had 40,578,007 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Loans:	$5,315,609	$4,960,343
Allowance for loan losses	(72,652)	(72,017)

Net loans	5,242,957	4,888,326

Loans held for sale	11,027	10,215
Securities:
Available for sale	6,329,724	6,107,882
Held to maturity (market value of $110,194 and $102,287, respectively)	96,250	89,246
Trading	56,844	58,142
Federal Reserve Bank stock and other	21,705	22,212

Total investment securities	6,504,523	6,277,482

Federal funds sold and securities purchased under agreements to resell	30,733	66,078
Interest-bearing due from banks	295,499	1,164,007
Cash and due from banks	402,893	446,580
Bank premises and equipment, net	234,754	227,936
Accrued income	71,396	75,997
Goodwill	211,114	211,114
Other intangibles	76,604	84,331
Other assets	101,162	89,332

Total assets	$13,182,662	$13,541,398

LIABILITIES
Deposits:
Noninterest-bearing demand	$4,217,487	$3,941,372
Interest-bearing demand and savings	4,920,957	4,680,125
Time deposits under $100,000	575,714	615,475
Time deposits of $100,000 or more	615,692	932,939

Total deposits	10,329,850	10,169,911
Federal funds purchased and repurchase agreements	1,400,566	1,950,827
Short-term debt	10,000	12,000
Long-term debt	5,260	6,529
Accrued expenses and taxes	169,812	186,380
Other liabilities	15,176	24,619

Total liabilities	11,930,664	12,350,266

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,529,293 and 40,426,342 shares outstanding, respectively	55,057	55,057
Capital surplus	726,708	723,299
Retained earnings	756,835	697,923
Accumulated other comprehensive income	81,244	81,099
Treasury stock, 14,527,437 and 14,630,388 shares, at cost, respectively	(367,846)	(366,246)

Total shareholders’ equity	1,251,998	1,191,132

Total liabilities and shareholders’ equity	$13,182,662	$13,541,398

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans	$54,000	$55,106	$108,055	$109,095
Securities:
Taxable interest	21,178	22,077	41,307	44,385
Tax-exempt interest	9,468	8,282	18,843	16,520

Total securities income	30,646	30,359	60,150	60,905
Federal funds and resell agreements	25	13	41	28
Interest-bearing due from banks	362	843	1,197	2,005
Trading securities	317	230	640	491

Total interest income	85,350	86,551	170,083	172,524

INTEREST EXPENSE
Deposits	4,376	6,163	9,364	12,829
Federal funds and repurchase agreements	508	398	948	1,066
Other	93	72	309	263

Total interest expense	4,977	6,633	10,621	14,158

Net interest income	80,373	79,918	159,462	158,366
Provision for loan losses	4,500	5,600	9,000	12,700

Net interest income after provision for loan losses	75,873	74,318	150,462	145,666

NONINTEREST INCOME
Trust and securities processing	55,755	53,635	110,465	105,363
Trading and investment banking	7,140	6,478	16,818	15,497
Service charges on deposits	19,009	18,181	39,020	36,789
Insurance fees and commissions	913	1,165	1,922	2,368
Brokerage fees	2,705	2,573	5,219	4,914
Bankcard fees	16,830	16,545	31,565	30,987
Gain on sales of securities available for sale, net	3,222	6,023	19,763	13,480
Other	4,652	3,256	17,755	6,208

Total noninterest income	110,226	107,856	242,527	215,606

NONINTEREST EXPENSE
Salaries and employee benefits	78,001	72,922	157,915	145,821
Occupancy, net	9,211	9,579	18,489	19,184
Equipment	11,004	10,774	21,669	21,710
Supplies and services	5,218	5,577	10,261	11,157
Marketing and business development	5,986	5,158	10,246	9,280
Processing fees	12,593	13,319	25,409	25,492
Legal and consulting	4,012	4,075	7,527	6,692
Bankcard	4,630	4,219	8,872	8,072
Amortization of intangible assets	3,733	4,159	7,585	8,165
Regulatory fees	2,314	2,394	4,733	6,111
Class action litigation settlement	—	7,800	—	7,800
Other	7,984	5,605	13,884	11,613

Total noninterest expense	144,686	145,581	286,590	281,097

Income before income taxes	41,413	36,593	106,399	80,175
Income tax provision	12,248	10,272	30,867	22,984

NET INCOME	$29,165	$26,321	$75,532	$57,191

PER SHARE DATA
Net income – basic	$0.73	$0.66	$1.89	$1.43
Net income – diluted	0.72	0.65	1.87	1.42
Dividends	0.205	0.195	0.410	0.390
Weighted average shares outstanding	40,034,649	40,080,402	40,030,052	40,075,428

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$29,165	$26,321	$75,532	$57,191
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	30,771	62,003	20,155	60,513
Less: Reclassifications adjustment for gains included in net income	(3,222)	(6,023)	(19,763)	(13,480)

Change in unrealized gains on securities during the period	27,549	55,980	392	47,033
Income tax expense	(10,173)	(20,679)	(247)	(17,387)

Other comprehensive income	17,376	35,301	145	29,646

Comprehensive income	$46,541	61,622	$75,677	86,837

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2011	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860
Total comprehensive income			57,191	29,646		86,837
Cash dividends ($0.39 per share)	—	—	(15,801)	—	—	(15,801)
Purchase of treasury stock	—	—	—	—	(3,382)	(3,382)
Issuance of equity awards	—	(1,918)	—	—	2,157	239
Recognition of equity based compensation	—	3,262	—	—	—	3,262
Net tax benefit related to equity compensation plans	—	97	—	—	—	97
Sale of treasury stock	—	115	—	—	116	231
Exercise of stock options	—	128	—	—	485	613

Balance – June 30, 2011	$55,057	$719,990	$664,805	$55,111	$(362,007)	$1,132,956

Balance – January 1, 2012	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132
Total comprehensive income			75,532	145		75,677
Cash dividends ($0.41 per share)	—	—	(16,620)	—	—	(16,620)
Purchase of treasury stock	—	—	—	—	(5,284)	(5,284)
Issuance of equity awards	—	(1,698)	—	—	1,942	244
Recognition of equity based compensation	—	3,565	—	—	—	3,565
Net tax benefit related to equity compensation plans	—	164	—	—	—	164
Sale of treasury stock	—	234	—	—	189	423
Exercise of stock options	—	1,144	—	—	1,553	2,697

Balance – June 30, 2012	$55,057	$726,708	$756,835	$81,244	$(367,846)	$1,251,998

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net Income	$75,532	$57,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	9,000	12,700
Depreciation and amortization	20,505	22,401
Deferred income tax expense (benefit)	876	(2,458)
Net decrease (increase) in trading securities	1,298	(800)
Gains on sales of securities available for sale, net	(19,763)	(13,480)
Gains on sales of assets	(655)	(1)
Amortization of securities premiums, net of discount accretion	24,866	20,622
Originations of loans held for sale	(107,658)	(94,110)
Net gains on sales of loans held for sale	(919)	(1,051)
Proceeds from sales of loans held for sale	107,765	102,994
Issuance of equity awards	244	239
Equity based compensation	3,565	3,262
Changes in:
Accrued income	4,601	(1,476)
Accrued expenses and taxes	(10,040)	5,673
Other assets and liabilities, net	(14,106)	7,025

Net cash provided by operating activities	95,111	118,731

Investing Activities
Proceeds from maturities of securities held to maturity	3,930	5,081
Proceeds from sales of securities available for sale	974,581	884,275
Proceeds from maturities of securities available for sale	826,048	928,392
Purchases of securities held to maturity	(10,849)	(10,793)
Purchases of securities available for sale	(2,032,803)	(1,688,797)
Net increase in loans	(364,749)	(166,027)
Net decrease in fed funds sold and resell agreements	35,345	190,690
Net decrease in interest-bearing balances due from other financial institutions	94,023	38,122
Purchases of bank premises and equipment	(20,303)	(15,210)
Net cash received (paid) for acquisitions	701	(8,000)
Proceeds from sales of bank premises and equipment	661	43

Net cash (used in) provided by investing activities	(493,415)	157,776

Financing Activities
Net increase in demand and savings deposits	516,947	1,179,954
Net decrease in time deposits	(357,008)	(294,894)
Net decrease in fed funds purchased and repurchase agreements	(550,261)	(578,405)
Net decrease in short-term debt	(2,000)	(10,296)
Repayment of long-term debt	(1,269)	(2,539)
Payment of contingent consideration on acquisitions	(7,651)	—
Cash dividends paid	(16,626)	(15,654)
Net tax benefit related to equity compensation plans	164	97
Proceeds from exercise of stock options and sales of treasury shares	3,120	844
Purchases of treasury stock	(5,284)	(3,382)

Net cash (used in) provided by financing activities	(419,868)	275,725

(Decrease) increase in cash and due from banks	(818,172)	552,232
Cash and due from banks at beginning of period	1,459,631	1,033,617

Cash and due from banks at end of period	$641,459	$1,585,849

Supplemental Disclosures:
Income taxes paid	$23,908	$13,627
Total interest paid	$11,588	$15,256

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $238.6 million and $1,238.5 million at June 30, 2012 and June 30, 2011, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $56.9 million and $133.0 million at June 30, 2012 and June 30, 2011, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of June 30, 2012 and June 30, 2011 (in thousands):

	June 30,
	2012	2011
Due from the Federal Reserve	$238,566	$1,238,480
Cash and due from banks	402,893	347,369

Cash and due from banks at end of period	$641,459	$1,585,849

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 442,499 and 323,509 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2012 and 2011, respectively. Diluted year-to-date income per share includes the dilutive effect of 397,060 and 318,004 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2012 and 2011, respectively.

Options issued under employee benefit plans to purchase 521,705 shares of common stock were outstanding at June 30, 2012, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 765,818 shares of common stock were outstanding at June 30, 2011, but were not included in the computation of quarterly diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 874,914 shares of common stock were outstanding at June 30, 2011, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

3. New Accounting Pronouncements

Fair Value Measurements and Disclosure Requirements In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which amends the FASB Standards Codification to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company adopted this standard for the quarter ended March 31, 2012 which resulted in a $6.9 million ($4.7 million, net of tax) reduction of the contingent consideration liabilities and a corresponding increase to other non-interest income due to the Company changing its fair value methodology. The adoption of this accounting pronouncement also resulted in additional fair value financial statement disclosures.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$4,622	$877	$14,115	$19,614	$2,616,327	$2,635,941
Commercial – credit card	428	105	—	533	103,938	104,471
Real estate:
Real estate – construction	435	651	655	1,741	79,948	81,689
Real estate – commercial	6,032	1,110	8,574	15,716	1,336,696	1,352,412
Real estate – residential	2,121	139	1,819	4,079	190,448	194,527
Real estate – HELOC	877	113	463	1,453	557,275	558,728
Consumer:
Consumer – credit card	2,752	2,371	3,632	8,755	308,169	316,924
Consumer – other	2,527	832	1,384	4,743	48,802	53,545
Leases	204	—	—	204	17,168	17,372

Total loans	$19,998	$6,198	$30,642	$56,838	$5,258,771	$5,315,609

	December 31, 2011
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,986	$767	$9,234	$12,987	$2,221,830	$2,234,817
Commercial – credit card	896	284	—	1,180	94,159	95,339
Real estate:
Real estate – construction	430	—	642	1,072	83,518	84,590
Real estate – commercial	2,368	313	7,218	9,899	1,384,656	1,394,555
Real estate – residential	1,713	247	1,660	3,620	182,266	185,886
Real estate – HELOC	819	41	696	1,556	531,476	533,032
Consumer:
Consumer – credit card	2,858	3,394	4,638	10,890	322,756	333,646
Consumer – other	1,260	952	1,493	3,705	90,939	94,644
Leases	—	—	—	—	3,834	3,834

Total loans	$13,330	$5,998	$25,581	$44,909	$4,915,434	$4,960,343

The Company sold $107.8 million and $103.0 million of residential real estate and student loans during the six month periods ended June 30, 2012 and June 30, 2011, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $30.6 million and $25.6 million at June 30, 2012 and December 31, 2011, respectively. Restructured loans totaled $8.3 million and $6.0 million at June 30, 2012 and December 31, 2011, respectively. Loans 90 days past due and still accruing interest amounted to $6.2 million and $6.0 million at June 30, 2012 and December 31, 2011, respectively. There was an insignificant amount of interest recognized on impaired loans during 2012 and 2011.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

All other classes of loans are generally evaluated and monitored based on payment activity. Non-performing loans include restructured loans, which are on non-accrual, and all other non-accrual loans.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at June 30, 2012 and December 31, 2011 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate- construction
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Non-watch list	$2,473,132	$2,064,658	$78,964	$83,100
Watch	85,969	100,499	362	355
Special Mention	20,839	16,688	—	—
Substandard	56,001	52,972	2,363	1,135

Total	$2,635,941	$2,234,817	$81,689	$84,590

	Real estate - commercial
	June 30, 2012	December 31, 2011
Non-watch list	$1,227,429	$1,275,280
Watch	49,825	27,777
Special Mention	9,739	35,019
Substandard	65,419	56,479

Total	$1,352,412	$1,394,555

Credit Exposure
Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate- residential
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Performing	$104,471	$95,339	$192,708	$184,226
Non-performing	—	—	1,819	1,660

Total	$104,471	$95,339	$194,527	$185,886

	Real estate - HELOC		Consumer – credit card
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Performing	$558,265	$532,336	$313,292	$329,008
Non-performing	463	696	3,632	4,638

Total	$558,728	$533,032	$316,924	$333,646

	Consumer - other		Leases
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Performing	$52,161	$93,151	$17,372	$3,834
Non-performing	1,384	1,493	—	—

Total	$53,545	$94,644	$17,372	$3,834

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$37,381	$23,236	$12,848	$21	$73,486
Charge-offs	(2,968)	(69)	(3,098)	—	(6,135)
Recoveries	12	3	786	—	801
Provision	3,517	(510)	1,465	28	4,500

Ending Balance	$37,942	$22,660	$12,001	$49	$72,652

	Six Months Ended June 30, 2012
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$37,927	$20,486	$13,593	$11	$72,017
Charge-offs	(3,237)	(408)	(6,588)	—	(10,233)
Recoveries	250	9	1,609	—	1,868
Provision	3,002	2,573	3,387	38	9,000

Ending Balance	$37,942	$22,660	$12,001	$49	$72,652

Ending Balance: individually evaluated for impairment	$2,730	$1,104	$—	$—	$3,834
Ending Balance: collectively evaluated for impairment	35,212	21,556	12,001	49	68,818
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,740,412	$2,187,356	$370,469	$17,372	$5,315,609
Ending Balance: individually evaluated for impairment	15,208	13,754	71	—	29,033
Ending Balance: collectively evaluated for impairment	2,725,204	2,173,602	370,398	17,372	5,286,576
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$18,115	$5,567	$9,641	$15,208	$2,730	$12,613
Commercial – credit card		—	—	—	—	—
Real estate:
Real estate – construction		—	—	—	—	17
Real estate – commercial	10,978	8,573	2,178	10,751	920	9,680
Real estate – residential	3,403	1,871	1,132	3,003	184	3,010
Real estate – HELOC		—	—	—	—	—
Consumer:
Consumer – credit card		—	—	—	—	—
Consumer – other	71	71	—	71	—	92
Leases		—	—	—	—	—

Total	$32,567	$16,082	$12,951	$29,033	$3,834	$25,412

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$14,368	$2,940	$8,121	$11,061	$3,662	$8,308
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	90	50	—	50	—	15
Real estate – commercial	9,323	7,983	1,247	9,230	226	7,000
Real estate – residential	3,568	2,329	859	3,188	42	2,312
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	23	23	—	23	—	28
Leases	—	—	—	—	—	—

Total	$27,372	$13,325	$10,227	$23,552	$3,930	$17,393

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

Troubled Debt Restructurings

The Company adopted ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (TDR),” as of July 1, 2011. This update provides additional guidance on evaluating whether a modification or restructuring of a receivable is a TDR. A loan modification is considered a TDR when a concession had been granted to a debtor experiencing financial difficulties. The Company assessed loan modifications made to borrowers experiencing financial distress occurring after January 1, 2011. The Company’s modifications generally include interest rate adjustments, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company’s restructured loans are individually evaluated for impairment and evaluated as part of the allowance for loan loss as described above in the Allowance for Loan Losses section of this note. There was no significant impact to the allowance for loan losses as a result of adopting the new guidance.

The Company had $527.0 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s. The Company made no TDR’s in the last 12 months that had payment defaults for the three or six month periods ended June 30, 2012.

This table provides a summary of loans restructured by class for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	1	$2,132	$2,139	2	$2,932	$2,939
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	1	$2,132	$2,139	2	$2,932	$2,939

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$77,113	$924	$(4)	$78,033
U.S. Agencies	923,223	7,808	(1)	931,030
Mortgage-backed	3,270,595	70,958	(1,328)	3,340,225
State and political subdivisions	1,775,248	49,709	(1,278)	1,823,679
Corporates	155,177	1,593	(13)	156,757

Total	$6,201,356	$130,992	$(2,624)	$6,329,724

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$184,523	$4,802	$—	$189,325
U.S. Agencies	1,615,637	16,434	(62)	1,632,009
Mortgage-backed	2,437,282	55,985	(919)	2,492,348
State and political subdivisions	1,642,844	51,336	(144)	1,694,036
Corporates	99,620	566	(22)	100,164

Total	$5,979,906	$129,123	$(1,147)	$6,107,882

The following table presents contractual maturity information for securities available for sale at June 30, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$595,965	$599,241
Due after 1 year through 5 years	1,612,012	1,644,199
Due after 5 years through 10 years	607,199	628,664
Due after 10 years	115,585	117,395

Total	2,930,761	2,989,499
Mortgage-backed securities	3,270,595	3,340,225

Total securities available for sale	$6,201,356	$6,329,724

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2012, proceeds from the sales of securities available for sale were $974.6 million compared to $884.3 million for the same period in 2011. Securities transactions resulted in gross realized gains of $20.1 million and $13.6 million for the six months ended June 30, 2012 and 2011. The gross realized losses for the six months ended June 30, 2012 and 2011 were $0.3 million and $0.1 million, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at June 30, 2012 and June 30, 2011 were $495.0 thousand and $746.9 thousand respectively, and were included in trading and investment banking income on the consolidated statements of income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$96,250	$13,944	$—	$110,194

December 31, 2011
State and political subdivisions	$89,246	$13,041	$—	$102,287

The following table presents contractual maturity information for securities held to maturity at June 30, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$66	$76
Due after 1 year through 5 years	22,399	25,644
Due after 5 years through 10 years	27,541	31,531
Due after 10 years	46,244	52,943

Total securities held to maturity	$96,250	$110,194

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first six months of 2012 or 2011.

Securities available for sale and held to maturity with a market value of $4.4 billion at June 30, 2012, and $5.4 billion at December 31, 2011, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits as required by law, and other potential borrowings.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$5,041	$(4)	$—	$—	$5,041	$(4)
U.S. Agencies	5,033	(1)	—	—	5,033	(1)
Mortgage-backed	192,684	(1,328)	—	—	192,684	(1,328)
State and political subdivisions	176,943	(1,277)	1,380	(1)	178,323	(1,278)
Corporates	11,217	(13)	—	—	11,217	(13)

Total temporarily- impaired debt securities available for sale	$390,918	$(2,623)	$1,380	$(1)	$392,298	$(2,624)

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

December 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agencies	66,992	(62)	—	—	66,992	(62)
Mortgage-backed	226,081	(919)	—	—	226,081	(919)
State and political subdivisions	45,918	(139)	2,571	(5)	48,489	(144)
Corporates	12,471	(22)	—	—	12,471	(22)

Total temporarily- impaired debt securities available for sale	$351,462	$(1,142)	$2,571	$(5)	$354,033	$(1,147)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2012 and December 31, 2011 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2011	$144,109	$47,529	$19,476	$211,114

Balances as of December 31, 2011	$144,109	$47,529	$19,476	$211,114

Balances as of January 1, 2012	$144,109	$47,529	$19,476	$211,114

Balances as of June 30, 2012	$144,109	$47,529	$19,476	$211,114

Following are the intangible assets that continue to be subject to amortization as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$29,535	$6,962
Customer relationships	104,997	36,651	68,346
Other intangible assets	3,247	1,951	1,296

Total intangible assets	$144,741	$68,137	$76,604

	As of December 31, 2011
Core deposit intangible assets	$36,497	$28,629	$7,868
Customer relationships	105,544	30,645	74,899
Other intangible assets	3,247	1,683	1,564

Total intangible assets	$145,288	$60,957	$84,331

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Aggregate amortization expense	$3,733	$4,159	$7,585	$8,165

Estimated amortization expense of intangible assets on future years (in thousands):

For the six months ending December 31, 2012	$7,242
For the year ending December 31, 2012	13,374
For the year ending December 31, 2013	12,302
For the year ending December 31, 2014	9,706
For the year ending December 31, 2015	8,433

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30, 2012	December 31, 2011
Commitments to extend credit for loans (excluding credit card loans)	$2,272,762	$2,202,838
Commitments to extend credit under credit card loans	2,122,416	2,059,193
Commercial letters of credit	7,547	19,564
Standby letters of credit	315,679	320,119
Futures contracts	15,000	30,600
Forward foreign exchange contracts	59,950	119,200
Spot foreign exchange contracts	3,219	3,040

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

8. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect changes in how executive management responsibilities were changed by the Executive Committee for each of the core businesses, the products and services provided and the types of customers served, and how financial information is currently evaluated by management. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. In 2011, the Business Segments were Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. For comparability purposes, amounts in all periods presented are based on methodologies in effect at June 30, 2012. Previously reported results have been reclassified to conform to the current organizational structure.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$69,447	$10,558	$1	$367	$80,373
Provision for loan losses	2,281	2,219	—	—	4,500
Noninterest income	50,574	17,172	23,671	18,809	110,226
Noninterest expense	94,626	16,513	16,271	17,276	144,686

Income before taxes	23,114	8,998	7,401	1,900	41,413
Income tax expense	6,411	2,817	2,167	853	12,248

Net income	$16,703	$6,181	$5,234	$1,047	$29,165

Average assets	$10,800,000	$871,000	$83,000	$1,448,000	$13,202,000

	Three Months Ended June 30, 2011
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$68,999	$10,440	$11	$468	$79,918
Provision for loan losses	2,868	2,732	—	—	5,600
Noninterest income	52,674	14,778	22,157	18,247	107,856
Noninterest expense	97,205	14,611	17,366	16,399	145,581

Income before taxes	21,600	7,875	4,802	2,316	36,593
Income tax expense	6,141	2,159	1,185	787	10,272

Net income	$15,459	$5,716	$3,617	$1,529	$26,321

Average assets	$10,044,000	$683,000	$89,000	$1,547,000	$12,363,000

	Six Months Ended June 30, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$137,499	$21,282	$3	$678	$159,462
Provision for loan losses	4,256	4,744	—	—	9,000
Noninterest income	121,029	32,743	49,798	38,957	242,527
Noninterest expense	188,117	31,339	33,192	33,942	286,590

Income before taxes	66,155	17,942	16,609	5,693	106,399
Income tax expense	18,406	5,491	4,800	2,170	30,867

Net income	$47,749	$12,451	$11,809	$3,523	$75,532

Average assets	$10,935,000	$857,000	$83,000	$1,375,000	$13,250,000

	Six Months Ended June 30, 2011
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$136,560	$20,869	$14	$923	$158,366
Provision for loan losses	6,975	5,725	—	—	12,700
Noninterest income	109,663	27,753	42,563	35,627	215,606
Noninterest expense	188,876	27,935	32,546	31,740	281,097

Income before taxes	50,372	14,962	10,031	4,810	80,175
Income tax expense	14,284	4,490	2,515	1,695	22,984

Net income	$36,088	$10,472	$7,516	$3,115	$57,191

Average assets	$10,172,000	$665,000	$87,000	$1,560,000	$12,484,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

9. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurement at June 30, 2012 Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,523	1,523	—	—
Mortgage-backed	27,092	—	27,092	—
State and political subdivisions	6,528	—	6,528	—
Trading – other	21,301	20,928	373	—

Trading securities	56,844	22,851	33,993	—

U.S. Treasury	78,033	78,033	—	—
U.S. Agencies	931,030	931,030	—	—
Mortgage-backed	3,340,225	—	3,340,225	—
State and political subdivisions	1,823,679	—	1,823,679	—
Corporates	156,757	156,757	—	—

Available for sale securities	6,329,724	1,165,820	5,163,904	—

Total	$6,386,568	$1,188,671	$5,197,897	$—

Liabilities
Contingent consideration liability	$57,792	$—	$—	$57,792

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

		Fair Value Measurement at December 31, 2011 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,517	1,517	—	—
Mortgage-backed	29,641	—	29,641	—
State and political subdivisions	7,252	—	7,252	—
Trading – other	19,332	19,317	15	—

Trading securities	58,142	21,234	36,908	—

U.S. Treasury	189,325	189,325	—	—
U.S. Agencies	1,632,009	1,632,009	—	—
Mortgage-backed	2,492,348	—	2,492,348	—
State and political subdivisions	1,694,036	—	1,694,036	—
Corporates	100,164	100,164	—	—

Available for sale securities	6,107,882	1,921,498	4,186,384	—

Total	$6,166,024	$1,942,732	$4,223,292	$—

Liabilities
Contingent consideration liability	$72,046	$—	$—	$72,046

The following table reconciles the beginning and ending balances of the contingent consideration liability:

	Six Months Ended June 30,
	2012	2011
Beginning Balance	$72,046	$77,719
Payment of contingent considerations on acquisitions	(7,651)	(2,615)
Income from fair value adjustments	(6,603)	—

Ending Balance	$57,792	$75,104

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

Assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurement at June 30, 2012 Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
Impaired loans	$9,117	$—	$—	$9,117	$96
Other real estate owned	1,093	—	—	1,093	$(46)

Total	$10,210	$—	$—	$10,210	$50

		Fair Value Measurement at December 31, 2011 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$6,296	$—	$—	$6,296	$(1,370)
Other real estate owned	5,909	—	—	5,909	$(1,065)

Total	$12,505	$—	$—	$12,505	$(2,435)

Valuation methods for instruments measured at fair value on a nonrecurring basis

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

Other real estate owned Other real estate owned consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned is recorded as held for sale initially at the lower of the loan balance or fair value of the collateral. The initial valuation of the foreclosed property is obtained through an appraisal process similar to the process described in the impaired loans paragraph above. Subsequent to foreclosure, valuations are reviewed quarterly and updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements may be classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements may be classified as Level 3.

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows (in millions):

		Fair Value Measurement at June 30, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$96.3	$—	$110.2	$—	$110.2
Federal Reserve Bank and other stock	21.7	—	21.7	—	21.7
Loans (exclusive of allowance for loan loss)	5,326.6	—	5,413.2	—	5,413.2
FINANCIAL LIABILITIES
Time deposits	1,191.4	—	1,199.0	—	1,199.0
Long-term debt	5.3	—	5.4	—	5.4
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2.7
Commercial letters of credit					0.1
Standby letters of credit					1.1

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

In the previously filed Form 10-Q for the period ended June 30, 2011, the Company inadvertently excluded certain disclosures regarding the fair value of the contingent consideration liability from this footnote as required by ASC 820, Fair Value Measurements and Disclosures. As a result, the accompanying 2011 fair value footnote has been amended to include the appropriate disclosures. There is no quantitative impact on the financial statements of the Company as a result of this additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and six-month periods ended June 30, 2012. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to maintain high quality through a strong balance sheet, solid credit quality, a low cost of funding, and effective risk management. The strength in the balance sheet can be seen in the solid credit quality of the earning assets and the Company’s continued growth in low cost funding. At June 30, 2012, the Company’s nonperforming assets as a percentage of total assets was 0.28 percent. As a percentage of loans, nonperforming loans increased to 0.58 percent as compared to 0.33 percent on June 30, 2011. While the Company experienced a slight increase, these ratios are amongst the best in the industry. These credit quality ratios were achieved while maintaining positive directional growth in average earning assets, which increased 6.6% from June 30, 2011, driven by a 29.2 percent increase in average noninterest-bearing demand deposits compared to June 30, 2011.

The second strategy is to deliver profitable and sustainable growth by accelerating fee businesses, growing quality earning assets, maximizing efficiencies, and maintaining sales leverage. The Company’s acceleration of fee businesses is apparent with the increase in trust and securities processing. Trust and securities processing income increased $2.1 million, or 4.0 percent, for the three months ended June 30, 2012 compared to the same period in 2011. The increase in trust and securities processing income was primarily due to a $0.5 million, or 2.9 percent, increase in fund administration and custody services and a $0.6 million, or 3.5 percent, increase in fees related to institutional and personal investment management services. Also notable and continuing to push industry trends, the Company produced double digit loan growth. While maintaining the aforementioned credit ratios, the Company’s June 30, 2012 average loans increased $492.8 million, or 10.4 percent, as compared to the same three month period one year ago.

The third strategy is to maintain diversified revenue streams. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the second quarter of 2012, noninterest income increased $2.4 million, or 2.2 percent, compared to the same period of 2011. The Company continues to emphasize its asset management, brokerage, bankcard services, health care services, and treasury management businesses. In particular, during the second quarter of 2012, this favorable change is primarily attributable to increased trust and securities processing income. At June 30, 2012, noninterest income represented 57.8 percent of total revenues, as compared to 57.4 percent at June 30, 2011.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At June 30, 2012, the Company had $1.3 billion in total shareholders’ equity. This is an increase of $119.0 million, or 10.5 percent, compared to total shareholders’ equity at June 30, 2011. At June 30, 2012, the Company had a total risk-based capital ratio of 12.59 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 56,489 shares at an average price of $46.35 per share during the second quarter of 2012.

Earnings Summary

The Company recorded consolidated net income of $29.2 million for the three-month period ended June 30, 2012, compared to $26.3 million for the same period a year earlier. This represents a 10.8 percent increase over the three-month period ended June 30, 2011. Basic earnings per share for the second quarter of 2012 were $0.73 per share ($0.72 per share fully-diluted) compared to $0.66 per share ($0.65 per share fully-diluted) for the second quarter of 2011. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2012 were 0.89 and 9.42 percent, respectively, compared to 0.85 and 9.37 percent for the three-month period ended June 30, 2011.

The Company recorded consolidated net income of $75.5 million for the six-month period ended June 30, 2012, compared to $57.2 million for the same period a year earlier. This represents a 32.1 percent increase over the six-month period ended June 30, 2011. Basic earnings per share for the six-month period ended June 30, 2012 were $1.89 per share ($1.87 per share fully-diluted) compared to $1.43 per share ($1.42 per share fully-diluted) for the period in 2011. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2012 were 1.15 and 12.36 percent, respectively, compared to 0.92 and 10.47 percent for the same period in 2011.

Net interest income for the three and six-month periods ended June 30, 2012 increased $0.5 million, or 0.6 percent, and $1.1 million, or 0.7 percent, respectively, compared to the same period in 2011. For the three-month period ended June 30, 2012, average earning assets increased by $839.3 million, or 7.4 percent, and for the six-month period ended June 30, 2012, they increased by $755.9 million, or 6.6 percent, compared to the same periods in 2011. Net interest margin, on a tax-equivalent basis, decreased to 2.82 percent and 2.79 percent for the three and six-months periods ended June 30, 2012, compared to 2.98 percent and 2.94 percent for the same periods in 2011. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses decreased by $1.1 million and $3.7 million for the three and six-month periods ended June 30, 2012, compared to the same periods in 2011. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. With the decreased provision, the allowance for loan losses as a percentage of total loans decreased by 16 basis points to 1.37 percent as of June 30, 2012, compared to June 30, 2011. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2011 Annual Report on Form 10-K.

Noninterest income increased by $2.4 million, or 2.2 percent, for the three-month period ended June 30, 2012 and increased by $26.9 million, or 12.5 percent, for the six-month period ended June 30, 2012, compared to the same periods one year ago. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense decreased by $0.9 million, or 0.6 percent, for the three-month period ended June 30, 2012, and increased by $5.5 million, or 2.0 percent, for the six-month period ended June 30, 2012, compared to the same periods in 2011. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended June 30, 2012, average earning assets increased by $839.3 million, or 7.4 percent, and for the six-month period ended June 30, 2012, they increased by $755.9 million, or 6.6 percent, compared to the same periods in 2011. Net interest margin, on a tax-equivalent basis, decreased to 2.82 percent and 2.79 percent for the three and six-months periods ended June 30, 2012, compared to 2.98 percent and 2.94 percent for the same periods in 2011.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income through volume. As illustrated in this table, net interest spread for the three months ended June 30, 2012 decreased by 15 basis points and net interest margin decreased by 16 basis points compared to the same period in 2011. Net interest spread for the six months ended June 30, 2012 decreased by 15 basis points and net interest margin decreased by 15 basis points compared to the same period in 2011. These results are primarily due to an unfavorable rate variance, offset by a favorable volume variance on loans and securities. The combined impact of these variances has led to a decrease in interest expense and flat interest income, or an increase in the Company’s net interest income as compare to results one year ago.

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

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.82 percent for the three-month period ended June 30, 2012 and 3.06 percent for the same period in 2011. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.80 percent for the six-month period ended June 30, 2012 and 3.03 percent for the same period in 2011.

	Three Months Ended June 30,
	2012		2011
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$5,216,477	4.17%	$4,723,668	4.68%
Securities:
Taxable	4,616,169	1.85	4,281,896	2.07
Tax-exempt	1,830,468	3.16	1,386,995	3.65

Total securities	6,446,637	2.22	5,668,891	2.46
Federal funds and resell agreements	24,908	0.40	16,392	0.32
Interest-bearing due from banks	432,693	0.34	872,967	0.39
Trading	49,789	2.80	49,313	1.98

Total earning assets	12,170,504	2.99	11,331,231	3.22
Allowance for loan losses	(74,437)		(72,759)
Other assets	1,105,978		1,104,871

Total assets	$13,202,045		$12,363,343

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,194,126	0.28%	$6,307,790	0.39%
Federal funds and repurchase agreements	1,450,375	0.14	1,513,263	0.11
Borrowed funds	15,317	2.44	37,638	0.75

Total interest-bearing liabilities	7,659,818	0.26	7,858,691	0.34
Noninterest-bearing demand deposits	4,126,141		3,211,035
Other liabilities	170,920		167,196
Shareholders’ equity	1,245,166		1,126,421

Total liabilities and shareholders’ equity	$13,202,045		$12,363,343

Net interest spread		2.73%		2.88%
Net interest margin		2.82		2.98

	Six Months Ended June 30,
	2012		2011
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$5,134,570	4.24%	$4,678,376	4.71%
Securities:
Taxable	4,479,160	1.85	4,285,300	2.09
Tax-exempt	1,797,713	3.21	1,356,326	3.74

Total securities	6,276,873	2.24	5,641,626	2.49
Federal funds and resell agreements	22,220	0.37	21,128	0.27
Interest-bearing due from banks	737,853	0.33	1,073,415	0.38
Trading	50,991	2.71	52,055	2.06

Total earning assets	12,222,507	2.96	11,466,600	3.19
Allowance for loan losses	(73,416)		(73,921)
Other assets	1,100,889		1,091,142

Total assets	$13,249,980		$12,483,821

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,255,636	0.30%	$6,371,292	0.41%
Federal funds and repurchase agreements	1,511,401	0.13	1,667,817	0.13
Borrowed funds	16,125	3.85	36,830	1.43

Total interest-bearing liabilities	7,783,162	0.27	8,075,939	0.35
Noninterest-bearing demand deposits	4,055,613		3,139,381
Other liabilities	181,845		167,101
Shareholders’ equity	1,229,360		1,101,400

Total liabilities and shareholders’ equity	$13,249,980		$12,483,821

Net interest spread		2.69%		2.84%
Net interest margin		2.79		2.94

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest-free funds (total earning assets less interest-bearing liabilities) increased $1.0 billion for the three and six-month periods ended June 30, 2012 compared to the same periods in 2011, the benefit from interest free funds decreased by 1 basis point in the three month period and remained flat in the six month period, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2012 vs 2011			Six Months Ended June 30, 2012 vs 2011
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$5,009	$(6,115)	$(1,106)	$9,771	$(10,811)	$(1,040)
Securities:
Taxable	1,510	(2,409)	(899)	1,820	(4,898)	(3,078)
Tax-exempt	3,067	(1,881)	1,186	6,324	(4,001)	2,323
Federal funds sold and resell agreements	9	3	12	2	11	13
Interest-bearing due from banks	(368)	(110)	(478)	(541)	(267)	(808)
Trading	3	84	87	(7)	156	149

Interest income	9,230	(10,428)	(1,198)	17,369	(19,810)	(2,441)
Change in interest incurred on:
Interest-bearing deposits	(81)	(1,706)	(1,787)	(171)	(3,294)	(3,465)
Federal funds purchased and repurchase agreements	(22)	132	110	(96)	(22)	(118)
Borrowed funds	(136)	159	23	(397)	444	47

Interest expense	(239)	(1,415)	(1,654)	(664)	(2,872)	(3,536)

Net interest income	$9,469	$(9,013)	$456	$18,033	$(16,938)	$1,095

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Average earning assets	$12,170,504	$11,331,231	$839,273	$12,222,507	$11,466,600	$755,907
Average interest-bearing liabilities	7,659,818	7,858,691	(198,873)	7,783,162	8,075,939	(292,777)

Average interest free funds	$4,510,686	$3,472,540	$1,038,146	$4,439,345	$3,390,661	$1,048,684

Free funds ratio (free funds to earning assets)	37.06%	30.65%	6.42%	36.32%	29.57%	6.75%
Tax-equivalent yield on earning assets	2.99	3.22	(0.23)%	2.96%	3.19%	(0.23)%
Cost of interest-bearing liabilities	0.26	0.34	(0.08)	0.27	0.35	(0.08)

Net interest spread	2.73%	2.88%	(0.15)%	2.69%	2.84%	(0.15)%
Benefit of interest-free funds	0.09	0.10	(0.01)	0.10	0.10	0.00

Net interest margin	2.82%	2.98%	(0.16)%	2.79%	2.94%	(0.15)%

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

Based on the factors above, management of the Company expensed $4.5 million and $9.0 million related to the provision for loan losses for the three and six-month periods ended June 30, 2012, compared to $5.6 million and $12.7 million for the same periods in 2011. As illustrated in Table 3 below, the ALL decreased to 1.37 percent of total loans as of June 30, 2012, compared to 1.53 percent of total loans as of the same period in 2011.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011. Net charge-offs were $8.4 million for the first six months of 2012, compared to $14.2 million for the same period in 2011. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Six Months Ended June 30,	Year Ended December 31,
2012	2011	2011
Allowance-January 1	$72,017	$73,952	$73,952
Provision for loan losses	9,000	12,700	22,200

Charge-offs:
Commercial	(3,237)	(8,084)	(12,693)
Consumer:
Credit card	(5,787)	(7,146)	(13,493)
Other	(801)	(1,166)	(1,945)
Real estate	(408)	(458)	(532)

Total charge-offs	(10,233)	(16,854)	(28,663)

Recoveries:
Commercial	250	376	813
Consumer:
Credit card	1,045	1,433	2,366
Other	564	820	1,317
Real estate	9	15	32

Total recoveries	1,868	2,644	4,528

Net charge-offs	(8,365)	(14,210)	(24,135)

Allowance-end of period	72,652	72,442	72,017

Average loans, net of unearned interest	$5,127,382	$4,664,252	$4,748,909
Loans at end of period, net of unearned interest	5,315,609	4,731,303	4,960,343
Allowance to loans at end of period	1.37%	1.53%	1.45%
Allowance as a multiple of net charge-offs	4.32	x	2.53	x	2.98	x
Net charge-offs to:
Provision for loan losses	92.94%	111.89%	108.71%
Average loans	0.33	0.61	0.51

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Trust and securities processing	$55,755	$53,635	$2,120	3.95%
Trading and investment banking	7,140	6,478	662	10.22
Service charges on deposit accounts	19,009	18,181	828	4.55
Insurance fees and commissions	913	1,165	(252)	(21.63)
Brokerage fees	2,705	2,573	132	5.13
Bankcard fees	16,830	16,545	285	1.72
Gains on sales of securities available for sale, net	3,222	6,023	(2,801)	(46.51)
Other	4,652	3,256	1,396	42.87

Total noninterest income	$110,226	$107,856	$2,370	2.20%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Trust and securities processing	$110,465	$105,363	$5,102	4.84%
Trading and investment banking	16,818	15,497	1,321	8.52
Service charges on deposits	39,020	36,789	2,231	6.06
Insurance fees and commissions	1,922	2,368	(446)	(18.83)
Brokerage fees	5,219	4,914	305	6.21
Bankcard fees	31,565	30,987	578	1.87
Gains on sales of securities available for sale, net	19,763	13,480	6,283	46.61
Other	17,755	6,208	11,547	>100.00

Total noninterest income	$242,527	$215,606	$26,921	12.49%

Fee-based, or noninterest income (summarized in Table 4), increased by $2.4 million, or 2.2 percent, during the three months ended June 30, 2012, and increased by $26.9 million, or 12.5 percent, during the six months ended June 30, 2012, compared to the same periods in 2011.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees for the three and six-month periods compared to the same periods last year was primarily due to changes in the following three categories of income. Advisory fee income from the Scout Funds for the three and six-month periods ended June 30, 2012, increased by $1.2 million, or 7.1 percent, and by $2.0 million, or 6.3 percent, respectively. Fund administration and custody services fees for the three and six-month periods ended June 30, 2012, increased by $0.5 million, or 2.9 percent, and $1.9 million, or 5.5 percent, respectively. Institutional and personal investment management services fees for the three and six-month periods ended June 30, 2012, increased by $0.6 million, or 3.5 percent, and $1.5 million, or 4.5 percent, respectively. Trust and securities processing fees are primarily asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

During the three and six-month periods ended June 30, 2012, $3.2 million and $19.8 million in pre-tax gains were recognized on the sales of securities available for sale.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Salaries and employee benefits	$78,001	$72,922	$5,079	6.96%
Occupancy, net	9,211	9,579	(368)	(3.84)
Equipment	11,004	10,774	230	2.13
Supplies and services	5,218	5,577	(359)	(6.44)
Marketing and business development	5,986	5,158	828	16.05
Processing fees	12,593	13,319	(726)	(5.45)
Legal and consulting	4,012	4,075	(63)	(1.55)
Bankcard	4,630	4,219	411	9.74
Amortization of other intangible assets	3,733	4,159	(426)	(10.24)
Regulatory fees	2,314	2,394	(80)	(3.34)
Class action litigation settlement	—	7,800	(7,800)	(100.00)
Other	7,984	5,605	2,379	42.44

Total noninterest expense	$144,686	$145,581	$(895)	(0.61)%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Salaries and employee benefits	$157,915	$145,821	$12,094	8.29%
Occupancy, net	18,489	19,184	(695)	(3.62)
Equipment	21,669	21,710	(41)	(0.19)
Supplies and services	10,261	11,157	(896)	(8.03)
Marketing and business development	10,246	9,280	966	10.41
Processing fees	25,409	25,492	(83)	(0.33)
Legal and consulting	7,527	6,692	835	12.48
Bankcard	8,872	8,072	800	9.91
Amortization of other intangible assets	7,585	8,165	(580)	(7.10)
Regulatory fees	4,733	6,111	(1,378)	(22.55)
Class action litigation settlement	—	7,800	(7,800)	(100.00)
Other	13,884	11,613	2,271	19.56

Total noninterest expense	$286,590	$281,097	$5,493	1.95%

Noninterest expense decreased by $0.9 million, or 0.6 percent, for the three months ended June 30, 2012, and increased by $5.5 million, or 2.0 percent, for the six months ended June 30, 2012, compared to the same period in 2011. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $5.1 million, or 7.0 percent, for the three months ended June 30, 2012, and by $12.1 million, or 8.3 percent, for the six months ended June 30, 2012, compared to the same period in 2011. These increases are primarily due to higher base salary and benefits expense. Salaries increased by $3.6 million, or 7.8 percent, and $7.6 million, or 8.5 percent, for the three and six months ended June 30, 2012, compared to the same periods in 2011. Employee benefits expense increased by $1.4 million, or 13.4 percent, and $2.7 million, or 10.8 percent, for the three and six months ended June 30, 2012, compared to the same periods in 2011.

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

Income Tax Expense

The effective tax rate is 29.0 percent for the six months ended June 30, 2012, compared to 28.7 percent for the same period in 2011. The slight increase in the effective rate for 2012 is primarily attributable to an increase in the state marginal tax rate.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$69,447	$68,999	$448	0.65%
Provision for loan losses	2,281	2,868	(587)	(20.47)
Noninterest income	50,574	52,674	(2,100)	(3.99)
Noninterest expense	94,626	97,205	(2,579)	(2.65)

Income before taxes	23,114	21,600	1,514	7.01
Income tax expense	6,411	6,141	270	4.40

Net income	$16,703	$15,459	$1,244	8.05%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$137,499	$136,560	$939	0.69%
Provision for loan losses	4,256	6,975	(2,719)	(38.98)
Noninterest income	121,029	109,663	11,366	10.36
Noninterest expense	188,117	188,876	(759)	(0.40)

Income before taxes	66,155	50,372	15,783	31.33
Income tax expense	18,406	14,284	4,122	28.86

Net income	$47,749	$36,088	$11,661	32.31%

Bank’s net income increased by $11.7 million, or 32.3 percent, to $47.7 million compared to the prior year. This increase was driven by increased noninterest income, a decrease in provision for loan losses, and a slight decrease in noninterest expense. Noninterest income increased $11.4 million, or 10.4 percent, over the same period in 2011. A gain of $19.8 million was recognized in 2012 compared to $13.5 million in 2011. Miscellaneous income increased $5.7 million due to a $2.5 million adjustment in contingent consideration liabilities on acquisitions due to new accounting guidance and a $0.6 million gain on the sale of a corporate trust portfolio. An increase of $1.1 million in deposit service charges and an increase of $1.3 million within bond trading contributed to the increase in noninterest income. These increases were offset by a decrease in consumer card services income of $3.2 million driven by the impact of the Durbin amendment on interchange income. Provision decreased by $2.7 million, or 39.0 percent, due to a reduction in the inherent risk in the loan portfolio in this segment. Net interest income increased 0.7 percent to $137.5 million from the same period in 2011. Average loans increased $484.7 million, or 11.7 percent, from 2011. Average investment security balances increased by $641.4 million and average deposits increased by $814.6 million compared to 2011. These balance increases offset the effect of a declining net interest margin driven by a reduction in yields within the loan and investment portfolio, resulting in the slight increase in net interest income. Noninterest expense decreased 0.4 percent to $188.1 million from the first half of 2011. Noninterest expense decrease is attributable to the $7.8 million overdraft class action lawsuit settlement recorded in 2011, offset by increased salaries and benefits expenses of $0.6 million.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$10,558	$10,440	$118	1.13%
Provision for loan losses	2,219	2,732	(513)	(18.78)
Noninterest income	17,172	14,778	2,394	16.20
Noninterest expense	16,513	14,611	1,902	13.02

Income before taxes	8,998	7,875	1,123	14.26
Income tax expense	2,817	2,159	658	30.48

Net income	$6,181	$5,716	$465	8.14%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$21,282	$20,869	$413	1.98%
Provision for loan losses	4,744	5,725	(981)	(17.14)
Noninterest income	32,743	27,753	4,990	17.98
Noninterest expense	31,339	27,935	3,404	12.19

Income before taxes	17,942	14,962	2,980	19.92
Income tax expense	5,491	4,490	1,001	22.29

Net income	$12,451	$10,472	$1,979	18.90%

Payments Solutions net income after taxes increased $2.0 million, or 18.9 percent, to $12.5 million from the prior year. Noninterest income increased $5.0 million, or 18.0 percent, driven by a $3.8 million increase in cards services income due to increased sales volume for commercial card, retail credit card, and healthcare services. There was also an additional $1.1 million increase in deposit service charge income from institutional cash management and healthcare services customers driven from new business growth. Noninterest expense increased by $3.4 million, primarily from increased staffing, consulting and legal fees, and in bankcard processing fees associated with the increase in sales volume. Provision expense decreased by $1.0 million, or 17.1 percent. Net interest margin increased by $0.4 million, or 2.0 percent, due to growth in earning assets, which was offet by a reduction in funds transfer pricing credit on deposits.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$1	$11	$(10)	(90.91)%
Provision for loan losses	—	—	—	—
Noninterest income	23,671	22,157	1,514	6.83
Noninterest expense	16,271	17,366	(1,095)	(6.31)

Income before taxes	7,401	4,802	2,599	54.12
Income tax expense	2,167	1,185	982	82.87

Net income	$5,234	$3,617	$1,617	44.71%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$3	$14	$(11)	(78.57)%
Provision for loan losses	—	—	—	—
Noninterest income	49,798	42,563	7,235	17.00
Noninterest expense	33,192	32,546	646	1.98

Income before taxes	16,609	10,031	6,578	65.58
Income tax expense	4,800	2,515	2,285	90.85

Net income	$11,809	$7,516	$4,293	57.12%

Institutional Investment Management net income increased $4.3 million, or 57.1 percent, to $11.8 million compared to the prior year. This increase is due to increased noninterest income offset by increased noninterest expense. Noninterest income increased $7.2 million, or 17.0 percent, to $49.8 million primarily related to a $4.3 million adjustment in contingent consideration liabilities on acquisitions due to new accounting guidance and a $2.9 million increase in advisory fees. Advisory fee income increased due to increased asset values during the six month period ended June 30, 2012. Noninterest expense increased $0.6 million, or 2.0 percent, to $33.2 million compared to the prior year due to a $1.0 million increase from a contingent consideration liability adjustment related to cash flow estimate changes on acquisitions. There was also a $0.3 million increase in amortization expense related to the acquisition during the second quarter of 2011 of the Frontegra Funds. These amounts were offset by a decrease of $0.7 million in salaries and benefits expenses.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$367	$468	$(101)	(21.58)%
Provision for loan losses	—	—	—	—
Noninterest income	18,809	18,247	562	3.08
Noninterest expense	17,276	16,399	877	5.35

Income before taxes	1,900	2,316	(416)	(17.96)
Income tax expense	853	787	66	8.39

Net income	$1,047	$1,529	$(482)	(31.52)%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$678	$923	$(245)	(26.54)%
Provision for loan losses	—	—	—	—
Noninterest income	38,957	35,627	3,330	9.35
Noninterest expense	33,942	31,740	2,202	6.94

Income before taxes	5,693	4,810	883	18.36
Income tax expense	2,170	1,695	475	28.02

Net income	$3,523	$3,115	$408	13.10%

Asset Servicing net income increased $0.4 million, or 13.1 percent, to $3.5 million from the same period last year. Noninterest income increased $3.3 million, or 9.4 percent, driven by a $2.0 million increase due to new business added in fund administration, transfer agent and alternative investments services and a contingent consideration liability adjustment related to cash flow estimate adjustments and new accounting guidance of $1.3 million. Net interest margin declined slightly by $0.2 million, or 26.5 percent, due to a decline in average deposits of 13.2 percent and an overall decrease in deposit funds transfer credit. Noninterest expense increased $2.2 million, or 6.9 percent, primarily from additional staffing to support new business.

Balance Sheet Analysis

Total assets of the Company as of June 30, 2012 decreased $358.7 million, or 2.6 percent, compared to December 31, 2011 and increased $412.1 million, or 3.2 percent, compared to June 30, 2011. The increase in total assets from June 2011 to June 2012 is a result an increase in investment securities balances including trading securities of $859.0 million, or 15.2 percent, and an increase in loans of $584.3 million, or 12.4 percent, offset by a decrease in due from Federal Reserve balances of $999.9 million, or 80.7 percent. The decrease in total assets from December to June is primarily result of decreased due from Federal Reserve balances of $774.5 million, or 76.5 percent, offset by an increase in investment securities balances including trading securities of $227.0 million, or 3.6 percent, and an increase in loans of $355.3 million, or 7.2 percent. The overall increase in total assets compared to June 30, 2011 is directly related to a corresponding increase in deposit balances of 416.0 million, or 4.2 percent. The decrease in total assets from December 2011 to June 2012 is due to a decrease in federal funds purchased and securities sold under agreement to repurchase of $550.3 million, or 28.2 percent, due to the run-off of seasonal public fund tax deposits, as such tax deposits are generally higher around the end of the calendar year.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2012	2011	2011
Total assets	$13,182,662	$12,770,576	$13,541,398
Loans, net of unearned interest	5,315,609	4,731,303	4,960,343
Total investment securities	6,504,523	5,645,483	6,277,482
Interest-bearing due from banks	295,499	1,371,431	1,164,007
Total earning assets	12,084,739	11,726,842	12,406,108
Total deposits	10,329,850	9,913,801	10,169,911
Total borrowed funds	1,415,826	1,537,206	1,969,356

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have increased $355.3 million, or 7.2 percent, compared to December 31, 2011 and increased $584.3 million, or 12.4 percent, at June 30, 2012 compared to June 30, 2011. The increase from December 31, 2011 is primarily a result of a $401.1 million, or 17.9 percent, increase in commercial loans and a $25.7 million, or 4.8 percent, increase in home equity loans, offset by a decrease of $42.1 million, or 3.0 percent, in commercial real estate loans and a $41.1 million, or 43.4 percent, decrease in consumer loans. Compared to June 30, 2011, commercial loans increased $623.0 million, or 31.0 percent, and home equity loans increased $55.8 million, or 11.1 percent. These increases are offset by a decrease in real estate construction loans of $50.7 million, or 38.3 percent, and a decrease in consumer loans of $74.7 million, or 58.3 percent.

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

Investment securities totaled $6.5 billion at June 30, 2012, compared to $5.6 billion at June 30, 2011, and $6.3 billion at December 31, 2011. Collateral pledging requirements for public funds, loan demand, and deposit funding are the primary factors impacting changes in the level of security holdings. Investment securities comprised 53.8 percent, 50.6 percent, and 48.1 percent, respectively, of the earning assets as of June 30, 2012, December 31, 2011, and June 30, 2011. There were $4.4 billion of these securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law at June 30, 2012.

Investment securities had an average tax-equivalent yield of 2.24 percent for the first six months of 2012 compared to 2.49 percent for the same period in 2011, or a decrease of 25 basis points. The average life of the securities portfolio was 35.5 months at June 30, 2012 compared to 32.8 months at December 31, 2011 and 34.9 months at June 30, 2011. The increase in average life from June 30, 2011 and December 31, 2011 was primarily related to an increase in the percentage of investments invested in the core portfolio resulting in a lower percentage of short term investments held compared to the same period last year due to excess liquidity being retained in the continued low rate environment.

Deposits and Borrowed Funds

Deposits increased $159.9 million, or 1.6 percent, from December 31, 2011 to June 30, 2012 and increased $416.0 million, or 4.2 percent, from June 30, 2011. Noninterest-bearing deposits increased $276.1 million offset by decreased interest-bearing deposits of $116.2 million from December 31, 2011. Noninterest-bearing deposits increased $398.9 million and interest-bearing deposits increased $17.1 million from June 30, 2011. The increase in noninterest-bearing deposits from June 30, 2011 and December 31, 2011 came primarily from our public funds, mutual fund processing and treasury management businesses. The increase in interest-bearing deposits compared to June 30, 2011 is primarily related to increases in money market accounts.

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

Borrowed funds decreased $553.5 million from December 31, 2011. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds decreased $121.4 million from June 30, 2011.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.4 billion at June 30, 2012, compared to $2.0 billion at December 31, 2011 and $1.5 billion at June 30, 2011. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.3 billion at June 30, 2012, a $60.9 million increase compared to December 31, 2011. The Company’s Board of Directors authorized, at its April 24, 2012, April 27, 2011, and April 26, 2010 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the six months ended June 30, 2012 and 2011, the Company acquired 120,455 shares and 82,032 shares, respectively, of its common stock under these plans. The Company has not made any purchases other than through these plans.

On July 24, 2012, the Board of Directors declared a dividend of $0.205 per share. The dividend will be paid on October 1, 2012 to shareholders of record on September 10, 2012.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.63 percent and total capital ratio of 12.59 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2012	2011	2012	2011
Return on average assets	0.89%	0.85%	1.15%	0.92%
Return on average equity	9.42	9.37	12.36	10.47
Average equity to assets	9.43	9.11	9.28	8.82
Tier 1 risk-based capital ratio	11.63	11.54	11.63	11.54
Total risk-based capital ratio	12.59	12.63	12.59	12.63
Leverage ratio	6.92	6.48	6.92	6.48

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2012	2011	2012	2011
Earnings basic	$0.73	$0.66	$1.89	$1.43
Earnings diluted	0.72	0.65	1.87	1.42
Cash dividends	0.205	0.195	0.410	0.390
Dividend payout ratio	28.08%	29.55%	21.69%	27.27%
Book value	$30.89	$27.97	$30.89	$27.97

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

Table 12 shows the net interest income increase or decrease over the next twelve months as of June 30, 2012 and 2011 based on hypothetical changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2012 Amount of change	June 30, 2011 Amount of change
300	$15,617	$17,436
200	9,866	11,458
100	4,612	6,175
Static	—	—
(100)	N/A	N/A

The Company is sensitive at June 30, 2012 to increases in rates. Increases in interest rates are projected to cause increases in net interest income. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months. If rates remain flat the Company will be exposed to the risk of asset yields continuing to decrease while deposit costs remain relatively flat.

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $56.8 million as of June 30, 2012 compared to $58.1 million as of December 31, 2011.

Documentation of the methodology used in determining value at risk is maintained and reviewed in compliance banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of June 30, 2012 and December 31, 2011.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $15.2 million to $30.6 million at June 30, 2012, compared to June 30, 2011 and increased $5.0 million, compared to December 31, 2011.

The Company had $6.0 million of other real estate owned as of June 30, 2012 compared to $6.7 million as of June 30, 2011 and $6.0 million as of December 31, 2011. Loans past due more than 90 days totaled $6.2 million as of June 30, 2012, compared to $7.4 million at June 30, 2011 and $6.0 million as of December 31, 2011.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $8.3 million of restructured loans at June 30, 2012, $0.1 million at June 30, 2011 and $6.0 million at December 31, 2011.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,				December 31,
	2012		2011		2011
Nonaccrual loans	$24,867		$15,284		$22,650
Restructured loans	5,775		99		2,931

Total nonperforming loans	30,642		15,383		25,581
Other real estate owned	5,954		6,696		5,959

Total nonperforming assets	$36,596		$22,079		$31,540

Loans past due 90 days or more	$6,198		$7,421		$5,998
Restructured loans accruing	2,485		—		3,089
Allowance for Loan Losses	72,652		72,442		72,017

Ratios
Nonperforming loans as a percent of loans	0.58%		0.33%		0.52%
Nonperforming assets as a percent of loans plus other real estate owned	0.69		0.47		0.64
Nonperforming assets as a percent of total assets	0.28		0.17		0.23
Loans past due 90 days or more as a percent of loans	0.12		0.16		0.12
Allowance for loan losses as a percent of loans	1.37		1.53		1.45
Allowance for loan losses as a multiple of nonperforming loans	2.37	x	4.71	x	2.82	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.5 billion of high-quality securities available for sale. Investment securities with a market value of $4.4 billion at June 30, 2012 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2012 was $4.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2012.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 25, 2012	23,312	$43.99	23,312	1,714,649
April 26-April 30, 2012	15,294	48.07	15,294	1,984,706
May 1-May 31, 2012	13,947	47.72	13,947	1,970,759
June 1-June 30, 2012	3,936	48.83	3,936	1,966,823

Total	56,489	$46.35	56,489

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
Date: August 2, 2012