Form 10-Q
period 2012-09-30
UMB FINANCIAL CORP
filed 2012-11-01
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, UMB Financial Corporation had 40,601,432 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Loans:	$5,389,763	$4,960,343
Allowance for loan losses	(71,368)	(72,017)

Net loans	5,318,395	4,888,326
Loans held for sale	13,899	10,215
Investment Securities:
Available for sale	6,487,124	6,107,882
Held to maturity (market value of $113,221 and $102,287, respectively)	98,479	89,246
Trading	39,919	58,142
Federal Reserve Bank stock and other	25,526	22,212

Total investment securities	6,651,048	6,277,482
Federal funds sold and securities purchased under agreements to resell	41,172	66,078
Interest-bearing due from banks	174,012	1,164,007
Cash and due from banks	397,339	446,580
Bank premises and equipment, net	239,234	227,936
Accrued income	70,099	75,997
Goodwill	209,758	211,114
Other intangibles	72,351	84,331
Other assets	98,538	89,332

Total assets	$13,285,845	$13,541,398

LIABILITIES
Deposits:
Noninterest-bearing demand	$4,415,669	$3,941,372
Interest-bearing demand and savings	5,070,680	4,680,125
Time deposits under $100,000	562,357	615,475
Time deposits of $100,000 or more	564,074	932,939

Total deposits	10,612,780	10,169,911
Federal funds purchased and repurchase agreements	1,164,199	1,950,827
Short-term debt	—	12,000
Long-term debt	5,632	6,529
Accrued expenses and taxes	191,926	186,380
Other liabilities	17,133	24,619

Total liabilities	11,991,670	12,350,266

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,596,751 and 40,426,342 shares outstanding, respectively	55,057	55,057
Capital surplus	730,274	723,299
Retained earnings	774,641	697,923
Accumulated other comprehensive income	101,413	81,099
Treasury stock, 14,459,979 and 14,630,388 shares, at cost, respectively	(367,210)	(366,246)

Total shareholders’ equity	1,294,175	1,191,132

Total liabilities and shareholders’ equity	$13,285,845	$13,541,398

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans	$54,558	$55,424	$162,613	$164,519
Securities:
Taxable interest	20,345	20,511	61,652	64,896
Tax-exempt interest	9,602	8,825	28,445	25,345

Total securities income	29,947	29,336	90,097	90,241
Federal funds and resell agreements	48	45	88	73
Interest-bearing due from banks	225	628	1,422	2,633
Trading securities	201	191	842	682

Total interest income	84,979	85,624	255,062	258,148

INTEREST EXPENSE
Deposits	4,079	6,139	13,443	18,968
Federal funds and repurchase agreements	454	339	1,402	1,405
Other	81	72	390	335

Total interest expense	4,614	6,550	15,235	20,708

Net interest income	80,365	79,074	239,827	237,440
Provision for loan losses	4,500	4,500	13,500	17,200

Net interest income after provision for loan losses	75,865	74,574	226,327	220,240

NONINTEREST INCOME
Trust and securities processing	56,291	51,928	166,756	157,291
Trading and investment banking	7,120	4,952	23,938	20,449
Service charges on deposits	19,171	18,880	58,191	55,669
Insurance fees and commissions	1,028	1,038	2,949	3,407
Brokerage fees	3,104	2,627	8,324	7,540
Bankcard fees	14,466	15,882	46,031	46,869
Gain on sales of available for sale securities, net	259	2,411	20,022	15,891
Other	4,882	3,239	22,637	9,447

Total noninterest income	106,321	100,957	348,848	316,563

NONINTEREST EXPENSE
Salaries and employee benefits	78,813	74,905	236,728	220,726
Occupancy, net	9,870	9,398	28,359	28,582
Equipment	10,330	10,424	31,999	32,135
Supplies and services	4,995	5,513	15,256	16,670
Marketing and business development	7,368	4,912	17,615	14,192
Processing fees	12,964	12,704	38,372	38,197
Legal and consulting	4,311	3,272	11,838	9,965
Bankcard	4,700	4,001	13,572	12,072
Amortization of intangible assets	3,643	4,022	11,228	12,187
Regulatory fees	2,363	2,130	7,096	8,241
Class action litigation settlement	—	—	—	7,800
Other	6,548	8,147	20,432	19,758

Total noninterest expense	145,905	139,428	432,495	420,525

Income before income taxes	36,281	36,103	142,680	116,278
Income tax provision	10,156	10,088	41,023	33,072

NET INCOME	$26,125	$26,015	$101,657	$83,206

PER SHARE DATA
Net income – basic	$0.65	$0.65	$2.54	$2.08
Net income – diluted	0.64	0.64	2.51	2.06
Dividends	0.205	0.195	0.615	0.585
Weighted average shares outstanding	40,081,304	40,020,772	40,047,261	40,057,009

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$26,125	$26,015	$101,657	$83,206
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	32,256	37,526	52,410	98,039
Less: Reclassifications adjustment for gains included in net income	(259)	(2,411)	(20,022)	(15,891)

Change in unrealized gains on securities during the period	31,997	35,115	32,388	82,148
Income tax expense	(11,827)	(12,940)	(12,074)	(30,327)

Other comprehensive income	20,170	22,175	20,314	51,821

Comprehensive income	$46,295	48,190	$121,971	135,027

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2011	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860
Total comprehensive income			83,206	51,821		135,027
Cash dividends ($0.585 per share)	—	—	(23,679)	—	—	(23,679)
Purchase of treasury stock	—	—	—	—	(8,435)	(8,435)
Issuance of equity awards	—	(2,244)	—	—	2,484	240
Recognition of equity based compensation	—	4,964	—	—	—	4,964
Net tax benefit related to equity compensation plans	—	96	—	—	—	96
Sale of treasury stock	—	213	—	—	205	418
Exercise of stock options	—	176	—	—	632	808

Balance – September 30, 2011	$55,057	$721,511	$682,942	$77,286	$(366,497)	$1,170,299

Balance – January 1, 2012	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132
Total comprehensive income			101,657	20,314		121,971
Cash dividends ($0.615 per share)	—	—	(24,939)	—	—	(24,939)
Purchase of treasury stock	—	—		—	(6,062)	(6,062)
Issuance of equity awards	—	(1,612)	—	—	1,856	244
Recognition of equity based compensation	—	5,425	—	—	—	5,425
Net tax benefit related to equity compensation plans	—	333	—	—	—	333
Sale of treasury stock	—	354	—	—	256	610
Exercise of stock options	—	2,475	—	—	2,986	5,461

Balance – September 30, 2012	$55,057	$730,274	$774,641	$101,413	$(367,210)	$1,294,175

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net Income	$101,657	$83,206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,500	17,200
Depreciation and amortization	30,576	32,720
Deferred income tax expense (benefit)	1,409	(3,740)
Net decrease (increase) in trading securities	18,223	(28,597)
Gains on sales of securities available for sale, net	(20,022)	(15,891)
(Gains) losses on sales of assets	(503)	61
Amortization of securities premiums, net of discount accretion	37,277	32,092
Originations of loans held for sale	(179,493)	(146,125)
Net gains on sales of loans held for sale	(1,526)	(1,139)
Proceeds from sales of loans held for sale	177,335	150,116
Issuance of equity awards	244	240
Equity based compensation	5,425	4,964
Changes in:
Accrued income	5,898	1,464
Accrued expenses and taxes	5,364	17,481
Other assets and liabilities, net	(18,305)	(11,170)

Net cash provided by operating activities	177,059	132,882

Investing Activities
Proceeds from maturities of securities held to maturity	6,327	7,153
Proceeds from sales of securities available for sale	991,842	991,014
Proceeds from maturities of securities available for sale	1,172,929	1,222,172
Purchases of securities held to maturity	(19,504)	(32,299)
Purchases of securities available for sale	(2,528,213)	(2,294,900)
Net increase in loans	(442,109)	(215,792)
Net decrease in fed funds sold and resell agreements	24,906	148,481
Net decrease in interest-bearing balances due from other financial institutions	121,079	35,523
Purchases of bank premises and equipment	(31,516)	(26,780)
Net cash received (paid) for acquisitions	1,529	(8,133)
Proceeds from sales of bank premises and equipment	1,034	160

Net cash used in investing activities	(701,696)	(173,401)

Financing Activities
Net increase in demand and savings deposits	864,852	716,953
Net decrease in time deposits	(421,983)	(350,671)
Net decrease in fed funds purchased and repurchase agreements	(786,628)	(743,649)
Net decrease in short-term debt	(12,000)	(3,331)
Proceeds from long-term debt	529	500
Repayment of long-term debt	(1,426)	(2,743)
Payment of contingent consideration on acquisitions	(12,260)	(8,316)
Cash dividends paid	(24,946)	(23,528)
Net tax benefit related to equity compensation plans	333	96
Proceeds from exercise of stock options and sales of treasury shares	6,071	1,226
Purchases of treasury stock	(6,062)	(8,435)

Net cash used in financing activities	(393,520)	(421,898)

Decrease in cash and due from banks	(918,157)	(462,417)
Cash and due from banks at beginning of period	1,459,631	1,033,617

Cash and due from banks at end of period	$541,474	$571,200

Supplemental Disclosures:
Income taxes paid	$31,718	$28,110
Total interest paid	$16,423	$21,781

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amount due from the Federal Reserve Bank totaled $144.1 million and $187.4 million at September 30, 2012 and September 30, 2011, respectively, and is considered cash and cash equivalents. The amounts due from certificates of deposit totaled $29.9 million and $135.6 million at September 30, 2012 and September 30, 2011, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of September 30, 2012 and September 30, 2011 (in thousands):

	September 30,
	2012	2011
Due from the Federal Reserve	$144,135	$187,443
Cash and due from banks	397,339	383,757

Cash and due from banks at end of period	$541,474	$571,200

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 517,430 and 299,465 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2012 and 2011, respectively. Diluted year-to-date income per share includes the dilutive effect of 431,418 and 307,866 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2012 and 2011, respectively.

Options issued under employee benefit plans to purchase 510,850 shares of common stock were outstanding at September 30, 2012, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 883,294 shares of common stock were outstanding at September 30, 2011, but were not included in the computation of quarterly and year-to-date diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

Disclosures about Offsetting Assets and Liabilities In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11), regarding the offset of certain assets & liabilities within the balance sheet. This ASU created new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The adoption of this accounting pronouncement will have no impact on the Company’s financial statement disclosures.

Testing Indefinite-Lived Intangible Assets for Impairment In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which amends the guidance in ASC 350-30 on testing indefinite-lived assets, other than goodwill, for impairment. An entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this accounting pronouncement will have no impact on the Company’s financial statements.

Subsequent Accounting for an Indemnification Asset In October 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (ASU 2012-06), which addresses diversity in practice regarding the subsequent measurement of an indemnification asset in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The amendments are effective for interim and annual reporting periods beginning on or after December 15, 2012 with early adoption permitted. The adoption of this accounting pronouncement will have no impact on the Company’s financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$11,353	$646	$11,587	$23,586	$2,667,654	$2,691,240
Commercial – credit card	805	238	—	1,043	108,246	109,289
Real estate:
Real estate – construction	732	206	1,034	1,972	71,419	73,391
Real estate – commercial	6,528	344	8,906	15,778	1,326,358	1,342,136
Real estate – residential	1,533	40	1,183	2,756	201,197	203,953
Real estate – HELOC	1,410	47	284	1,741	562,739	564,480
Consumer:
Consumer – credit card	3,214	2,437	2,999	8,650	314,599	323,249
Consumer – other	1,733	202	1,396	3,331	59,910	63,241
Leases	—	—	—	—	18,784	18,784

Total loans	$27,308	$4,160	$27,389	$58,857	$5,330,906	$5,389,763

	December 31, 2011
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,986	$767	$9,234	$12,987	$2,221,830	$2,234,817
Commercial – credit card	896	284	—	1,180	94,159	95,339
Real estate:
Real estate – construction	430	—	642	1,072	83,518	84,590
Real estate – commercial	2,368	313	7,218	9,899	1,384,656	1,394,555
Real estate – residential	1,713	247	1,660	3,620	182,266	185,886
Real estate – HELOC	819	41	696	1,556	531,476	533,032
Consumer:
Consumer – credit card	2,858	3,394	4,638	10,890	322,756	333,646
Consumer – other	1,260	952	1,493	3,705	90,939	94,644
Leases	—	—	—	—	3,834	3,834

Total loans	$13,330	$5,998	$25,581	$44,909	$4,915,434	$4,960,343

The Company sold $177.3 million and $150.1 million of residential real estate and student loans during the nine month periods ended September 30, 2012 and September 30, 2011, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $27.4 million and $25.6 million at September 30, 2012 and December 31, 2011, respectively. Restructured loans totaled $8.4 million and $6.0 million at September 30, 2012 and December 31, 2011, respectively. Loans 90 days past due and still accruing interest amounted to $4.2 million and $6.0 million at September 30, 2012 and December 31, 2011, respectively. There was an insignificant amount of interest recognized on impaired loans during 2012 and 2011.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at September 30, 2012 and December 31, 2011 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate - construction
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Non-watch list	$2,471,369	$2,064,658	$70,349	$83,100
Watch	104,327	100,499	416	355
Special Mention	38,369	16,688	—	—
Substandard	77,175	52,972	2,626	1,135

Total	$2,691,240	$2,234,817	$73,391	$84,590

	Real estate - commercial
	September 30, 2012	December 31, 2011
Non-watch list	$1,233,619	$1,275,280
Watch	54,106	27,777
Special Mention	9,378	35,019
Substandard	45,033	56,479

Total	$1,342,136	$1,394,555

Credit Exposure

Credit Risk Profile Based on Payment Activity
	Commercial - credit card		Real estate - residential
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Performing	$109,289	$95,339	$202,770	$184,226
Non-performing	—	—	1,183	1,660

Total	$109,289	$95,339	$203,953	$185,886

	Real estate - HELOC		Consumer - credit card
	September 30, 2012	December 31, 2011	September 30,2012	December 31, 2011
Performing	$564,196	$532,336	$320,250	$329,008
Non-performing	284	696	2,999	4,638

Total	$564,480	$533,032	$323,249	$333,646

	Consumer - other		Leases
	September 30, 2012	December 31, 2011	September 30,2012	December 31, 2011
Performing	$61,845	$93,151	$18,784	$3,834
Non-performing	1,396	1,493	—	—

Total	$63,241	$94,644	$18,784	$3,834

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2012
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$37,942	$22,660	$12,001	$49	$72,652
Charge-offs	(3,147)	(316)	(3,087)	—	(6,550)
Recoveries	151	16	599	—	766
Provision	8,167	(5,591)	1,916	8	4,500

Ending Balance	$43,113	$16,769	$11,429	$57	$71,368

	Nine Months Ended September 30, 2012
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$37,927	$20,486	$13,593	$11	$72,017
Charge-offs	(6,385)	(724)	(9,674)	—	(16,783)
Recoveries	401	25	2,208	—	2,634
Provision	11,170	(3,018)	5,302	46	13,500

Ending Balance	$43,113	$16,769	$11,429	$57	$71,368

Ending Balance: individually evaluated for impairment	$1,591	$1,067	$—	$—	$2,658
Ending Balance: collectively evaluated for impairment	41,522	15,702	11,429	57	68,710
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—
Loans:
Ending Balance: loans	$2,800,529	$2,183,960	$386,490	$18,784	$5,389,763
Ending Balance: individually evaluated for impairment	18,380	14,396	45	—	32,821
Ending Balance: collectively evaluated for impairment	2,782,149	2,169,564	386,445	18,784	5,356,942
Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$21,687	$7,455	$5,984	$13,439	$1,591	$12,844
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	263	262	—	262	—	78
Real estate – commercial	11,784	9,076	2,515	11,591	981	10,158
Real estate – residential	2,498	1,625	368	1,993	86	2,794
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	45	45	—	45	—	42
Leases	—	—	—	—	—	—

Total	$36,277	$18,463	$8,867	$27,330	$2,658	$25,916

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$14,368	$2,940	$8,121	$11,061	$3,662	$8,038
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	90	50	—	50	—	15
Real estate – commercial	9,323	7,983	1,247	9,230	226	7,000
Real estate – residential	3,568	2,329	859	3,188	42	2,312
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	23	23	—	23	—	28
Leases	—	—	—	—	—	—

Total	$27,372	$13,325	$10,227	$23,552	$3,930	$17,393

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

The Company had $1.2 million and $2.0 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s as of September 30, 2012 and September 30, 2011, respectively. The Company made no TDR’s in the last 12 months that had payment defaults for the three or nine month periods ended September 30, 2012 or September 30, 2011.

This table provides a summary of loans restructured by class for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	4	$853	$821	6	$3,785	$3,760
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	4	$853	$821	6	$3,785	$3,760

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

This table provides a summary of loans restructured by class for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—	1	$250	$250
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	2	2,806	2,862
Real estate – residential	1	162	162	2	862	862
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	1	$162	$162	5	$3,918	$3,974

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$117,064	$1,489	$(36)	$118,517
U.S. Agencies	809,490	8,047	(13)	817,524
Mortgage-backed	3,344,828	91,997	(202)	3,436,623
State and political subdivisions	1,827,424	56,572	(269)	1,883,727
Corporates	227,954	2,811	(32)	230,733

Total	$6,326,760	$160,916	$(552)	$6,487,124

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$184,523	$4,802	$—	$189,325
U.S. Agencies	1,615,637	16,434	(62)	1,632,009
Mortgage-backed	2,437,282	55,985	(919)	2,492,348
State and political subdivisions	1,642,844	51,336	(144)	1,694,036
Corporates	99,620	566	(22)	100,164

Total	$5,979,906	$129,123	$(1,147)	$6,107,882

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at September 30, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$503,011	$505,373
Due after 1 year through 5 years	1,679,302	1,714,184
Due after 5 years through 10 years	677,475	705,935
Due after 10 years	122,144	125,009

Total	2,981,932	3,050,501
Mortgage-backed securities	3,344,828	3,436,623

Total securities available for sale	$6,326,760	$6,487,124

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2012, proceeds from the sales of securities available for sale were $991.8 million compared to $991.0 million for the same period in 2011. Securities transactions resulted in gross realized gains of $20.3 million and $16.0 million for the nine months ended September 30, 2012 and 2011. The gross realized losses for the nine months ended September 30, 2012 and 2011 were $342.0 thousand and $70.0 thousand, respectively.

Trading Securities

The net unrealized gains on trading securities at September 30, 2012 and September 30, 2011 were $416.7 thousand and $193.5 thousand, respectively, and were included in trading and investment banking income in the consolidated statements of income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$98,479	$14,742	$—	$113,221

December 31, 2011
State and political subdivisions	$89,246	$13,041	$—	$102,287

The following table presents contractual maturity information for securities held to maturity at September 30, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$2,042	$2,348
Due after 1 year through 5 years	24,846	28,565
Due after 5 years through 10 years	23,724	27,275
Due after 10 years	47,867	55,033

Total securities held to maturity	$98,479	$113,221

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

There were no sales of securities held to maturity during the first nine months of 2012 or 2011.

Securities available for sale and held to maturity with a market value of $4.5 billion at September 30, 2012, and $5.4 billion at December 31, 2011, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 (in thousands).

September 30, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$10,141	$(36)	$—	$—	$10,141	$(36)
U.S. Agencies	35,284	(13)	—	—	35,284	(13)
Mortgage-backed	57,372	(202)	—	—	57,372	(202)
State and political subdivisions	58,622	(268)	1,917	(1)	60,539	(269)
Corporates	27,711	(32)	—	—	27,711	(32)

Total temporarily- impaired debt securities available for sale	$189,130	$(551)	$1,917	$(1)	$191,047	$(552)

December 31, 2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agencies	66,992	(62)	—	—	66,992	(62)
Mortgage-backed	226,081	(919)	—	—	226,081	(919)
State and political subdivisions	45,918	(139)	2,571	(5)	48,489	(144)
Corporates	12,471	(22)	—	—	12,471	(22)

Total temporarily- impaired debt securities available for sale	$351,462	$(1,142)	$2,571	$(5)	$354,033	$(1,147)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2012 and December 31, 2011 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2011	$144,109	$47,529	$19,476	$211,114

Balances as of December 31, 2011	$144,109	$47,529	$19,476	$211,114

Balances as of January 1, 2012	$144,109	$47,529	$19,476	$211,114
Goodwill disposals during period	(1,356)	—	—	(1,356)

Balances as of September 30, 2012	$142,753	$47,529	$19,476	$209,758

Following are the intangible assets that continue to be subject to amortization as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$29,984	$6,513
Customer relationships	103,960	39,344	64,616
Other intangible assets	3,247	2,025	1,222

Total intangible assets	$143,704	$71,353	$72,351

	As of December 31, 2011
Core deposit intangible assets	$36,497	$28,629	$7,868
Customer relationships	105,544	30,645	74,899
Other intangible assets	3,247	1,683	1,564

Total intangible assets	$145,288	$60,957	$84,331

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Aggregate amortization expense	$3,643	$4,022	$11,228	$12,187

Estimated amortization expense of intangible assets on future years (in thousands):

For the three months ending December 31, 2012	$3,547
For the year ending December 31, 2013	13,219
For the year ending December 31, 2014	12,146
For the year ending December 31, 2015	9,550
For the year ending December 31, 2016	8,342

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30, 2012	December 31, 2011
Commitments to extend credit for loans (excluding credit card loans)	$2,403,773	$2,202,838
Commitments to extend credit under credit card loans	2,145,793	2,059,193
Commercial letters of credit	2,228	19,564
Standby letters of credit	321,084	320,119
Futures contracts	3,500	30,600
Forward foreign exchange contracts	28,857	119,200
Spot foreign exchange contracts	3,001	3,040

8. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect changes in how executive management responsibilities were changed by the Executive Committee for each of the core businesses, the products and services provided and the types of customers served, and how financial information is currently evaluated by management. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. In 2011, the Business Segments were Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. For comparability purposes, amounts in all periods presented are based on methodologies in effect at September 30, 2012. Previously reported results have been reclassified to conform to the current organizational structure.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$69,109	$10,843	$—	$413	$80,365
Provision for loan losses	2,168	2,332	—	—	4,500
Noninterest income	47,851	15,381	24,789	18,300	106,321
Noninterest expense	94,012	17,696	17,186	17,011	145,905

Income before taxes	20,780	6,196	7,603	1,702	36,281
Income tax expense	5,320	2,060	2,130	646	10,156

Net income	$15,460	$4,136	$5,473	$1,056	$26,125

Average assets	$10,681,000	$849,000	$80,000	$1,562,000	$13,172,000

	Three Months Ended September 30, 2011
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$67,773	$10,832	$3	$466	$79,074
Provision for loan losses	1,873	2,627	—	—	4,500
Noninterest income	48,386	14,004	21,593	16,974	100,957
Noninterest expense	92,768	13,199	16,792	16,669	139,428

Income before taxes	21,518	9,010	4,804	771	36,103
Income tax expense	5,818	2,634	1,340	296	10,088

Net income	$15,700	$6,376	$3,464	$475	$26,015

Average assets	$10,360,000	$745,000	$93,000	$959,000	$12,157,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Nine Months Ended September 30, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$206,611	$32,124	$2	$1,090	$239,827
Provision for loan losses	6,424	7,076	—	—	13,500
Noninterest income	168,885	48,122	74,585	57,256	348,848
Noninterest expense	282,142	49,030	50,375	50,948	432,495

Income before taxes	86,930	24,140	24,212	7,398	142,680
Income tax expense	23,772	7,544	6,974	2,733	41,023

Net income	$63,158	$16,596	$17,238	$4,665	$101,657

Average assets	$10,850,000	$855,000	$82,000	$1,437,000	$13,224,000

	Nine Months Ended September 30, 2011
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$204,368	$31,687	$9	$1,376	$237,440
Provision for loan losses	8,849	8,351	—	—	17,200
Noninterest income	158,049	41,757	64,156	52,601	316,563
Noninterest expense	281,643	41,135	49,337	48,410	420,525

Income before taxes	71,925	23,958	14,828	5,567	116,278
Income tax expense	19,418	7,394	4,217	2,043	33,072

Net income	$52,507	$16,564	$10,611	$3,524	$83,206

Average assets	$10,235,000	$692,000	$89,000	$1,358,000	$12,374,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

9. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurement at September 30, 2012 Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	754	754	—	—
Mortgage-backed	8,294	—	8,294	—
State and political subdivisions	5,284	—	5,284	—
Trading – other	25,187	24,882	305	—

Trading securities	39,919	26,036	13,883	—

U.S. Treasury	118,517	118,517	—	—
U.S. Agencies	817,524	817,524	—	—
Mortgage-backed	3,436,623	—	3,436,623	—
State and political subdivisions	1,883,727	—	1,883,727	—
Corporates	230,733	230,733	—	—

Available for sale securities	6,487,124	1,166,774	5,320,350	—
Company-owned life insurance	10,482	—	10,482	—

Total	$6,537,525	$1,192,810	$5,344,715	$—

Liabilities
Deferred compensation	10,527	10,527	—	—
Contingent consideration	52,087	—	—	52,087

Total	$62,614	$10,527	$—	$52,087

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Fair Value Measurement at December 31, 2011 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,517	1,517	—	—
Mortgage-backed	29,641	—	29,641	—
State and political subdivisions	7,252	—	7,252	—
Trading – other	19,332	19,317	15	—

Trading securities	58,142	21,234	36,908	—

U.S. Treasury	189,325	189,325	—	—
U.S. Agencies	1,632,009	1,632,009	—	—
Mortgage-backed	2,492,348	—	2,492,348	—
State and political subdivisions	1,694,036	—	1,694,036	—
Corporates	100,164	100,164	—	—

Available for sale securities	6,107,882	1,921,498	4,186,384	—

Total	$6,166,024	$1,942,732	$4,223,292	$—

Liabilities
Contingent consideration	$72,046	—	—	72,046

The following table reconciles the beginning and ending balances of the contingent consideration liability (in thousands):

	Nine Months Ended September 30,
	2012	2011
Beginning Balance	$72,046	$77,719
Payment of contingent considerations on acquisitions	(12,260)	(8,316)
(Income) expense from fair value adjustments	(7,699)	858

Ending Balance	$52,087	$70,261

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

Company-owned Life Insurance Fair values are based on quoted market prices or dealer quotes with adjustments for dividends, capital gains, and administrative charges.

Deferred Compensation Fair values are based on quoted market prices or dealer quotes.

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

Assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurement at September 30, 2012 Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
Impaired loans	$6,209	$—	$—	$6,209	$1,272
Other real estate owned	547	—	—	547	$(143)

Total	$6,756	$—	$—	$6,756	$1,129

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows (in millions):

	Fair Value Measurement at September 30, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$98.5	$—	$113.2	$—	$113.2
Federal Reserve Bank and other stock	25.5	—	25.5	—	25.5
Loans (exclusive of allowance for loan loss)	5,403.7	—	5,477.2	—	5,477.2
FINANCIAL LIABILITIES
Time deposits	1,126.4	—	1,133.8	—	1,133.8
Long-term debt	5.6	—	5.8	—	5.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4.2
Commercial letters of credit					0.2
Standby letters of credit					1.5

	Fair Value Measurement at December 31, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$89.2	$—	$102.3	$—	$102.3
Federal Reserve Bank and other stock	22.2	—	22.2	—	22.2
Loans (exclusive of allowance for loan loss)	4,898.5	—	5,042.0	—	5,042.0
FINANCIAL LIABILITIES
Time deposits	1,548.4	—	1,557.8	—	1,557.8
Long-term debt	6.5	—	6.8	—	6.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.8
Commercial letters of credit					0.3
Standby letters of credit					2.2

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

In the previously filed Form 10-Q for the period ended September 30, 2011, the Company inadvertently excluded certain disclosures regarding the fair value of the contingent consideration liability from this footnote as required by ASC 820, Fair Value Measurements and Disclosures. As a result, the accompanying 2011 fair value footnote has been amended to include the appropriate disclosures. There is no quantitative impact on the financial statements of the Company as a result of this additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and nine-month periods ended September 30, 2012. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

The Company focuses on the following core strategies. Management believes these strategies will continue to improve net income and strengthen the balance sheet.

The first strategy is to grow the Company’s fee-based businesses. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the third quarter of 2012, noninterest income increased $5.4 million, or 5.3 percent, compared to the same period in 2011. This increase is primarily attributed to an increase in trust and securities processing income of $4.4 million, or 8.4 percent, for the three months ended September 30, 2012 compared to the same period in 2011.

The second strategy is a focus on net interest income through loan and deposit growth. This is not just a growth strategy but includes a focus on rate, volume and mix. Net interest income increased $1.3 million, or 1.6 percent, compared to the same period in 2011. Average earning assets increased by $987.9 million, or 8.9 percent, compared to the third quarter of 2011. This increase was due to an $831.4 million, or 14.5 percent, increase in average total securities, including trading securities and a $502.9 million, or 10.5 percent, increase in average loans. Average total deposits increased $917.9 million, or 9.7 percent, compared to third quarter of 2011, which positions the Company well to fund customer credit needs as the demand for loans increases.

The third strategy is a focus on improving operating efficiencies. Repositioning and increasing utilization of our distribution network remains a priority. The Company continues to emphasize increasing its customer base by providing a broad offering of services through our existing networks. These efforts have resulted in the total deposits growth previously discussed. The Company’s efficiency ratio for the quarter was 74.3 percent in 2012 and 74.2 percent in the third quarter of 2011. The Company continues to invest in technological advances and implement strategies that will help management drive operating efficiencies through improved data analysis and automation. On January 1, 2011, the Company converted to a new financial and human resource software that is integrated and enterprise wide. In addition to the use of automation technology, the Company will continue to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company strives to enhance capital through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. As of September 30, 2012, UMB had total shareholders’ equity of $1.3 billion, an increase of 10.6 percent over September 30, 2011. The Company repurchased 15,758 shares at an average price of $49.37 per share during the third quarter of 2012.

Earnings Summary

The Company recorded consolidated net income of $26.1 million for the three-month period ended September 30, 2012, compared to $26.0 million for the same period a year earlier. This represents a 0.4 percent increase over the three-month period ended September 30, 2011. Basic earnings per share for the third quarter of 2012 were $0.65 per share ($0.64 per share fully-diluted) compared to $0.65 per share ($0.64 per share fully-diluted) for the third quarter of 2011. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2012 were 0.79 and 8.12 percent, respectively, compared to 0.85 and 8.81 percent for the three-month period ended September 30, 2011.

The Company recorded consolidated net income of $101.7 million for the nine-month period ended September 30, 2012, compared to $83.2 million for the same period a year earlier. This represents a 22.2 percent increase over the nine-month period ended September 30, 2011. Basic earnings per share for the nine-month period ended September 30, 2012 were $2.54 per share ($2.51 per share fully-diluted) compared to $2.08 per share ($2.06 per share fully-diluted) for the period in 2011. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2012 were 1.03 and 10.90 percent, respectively, compared to 0.90 and 9.89 percent for the same period in 2011.

Net interest income for the three and nine-month periods ended September 30, 2012 increased $1.3 million, or 1.6 percent, and $2.4 million, or 1.0 percent, respectively, compared to the same period in 2011. These increases are primarily due to the reduced level of interest expense on deposits, which outpaced the reduced level of interest income. For the three-month period ended September 30, 2012, average earning assets increased by $987.9 million, or 8.9 percent, and for the nine-month period ended September 30, 2012, they increased by $834.8 million, or 7.4 percent, compared to the same periods in 2011. Net interest margin, on a tax-equivalent basis, decreased to 2.80 percent and 2.79 percent for the three and nine-months periods ended September 30, 2012, compared to 2.98 percent and 2.95 percent for the same periods in 2011. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses remained flat and decreased by $3.7 million for the three and nine-month periods ended September 30, 2012, compared to the same periods in 2011. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased by 21 basis points to 1.32 percent as of September 30, 2012, compared to September 30, 2011 and decreased 13 basis points compared to December 31, 2011. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2011 Annual Report on Form 10-K.

Noninterest income increased by $5.4 million, or 5.3 percent, for the three-month period ended September 30, 2012 and increased by $32.3 million, or 10.2 percent, for the nine-month period ended September 30, 2012, compared to the same periods one year ago. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $6.5 million, or 4.7 percent, for the three-month period ended September 30, 2012, and increased by $12.0 million, or 2.9 percent, for the nine-month period ended September 30, 2012, compared to the same periods in 2011. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended September 30, 2012, net interest income increased $1.3 million, or 1.6 percent, compared to the same period in 2011. For the nine-month period ended September 30, 2012, net interest income increased $2.4 million, or 1.0 percent, compared to the same period in 2011.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated in this table, net interest spread for the three months ended September 30, 2012 decreased by 15 basis points and net interest margin decreased by 18 basis points compared to the same period in 2011. Net interest spread for the nine months ended September 30, 2012 decreased by 15 basis points and net interest margin decreased by 16 basis points compared to the same period in 2011. These results are primarily due to an unfavorable rate variance on loans and securities, offset by a favorable volume variance on earning assets. The combined impact of these variances coupled with a favorable rate variance on interest-bearing liabilities has led to decreases in interest expense and flat interest income, or an increase in the Company’s net interest income as compared to results one year ago.

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

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.78 percent for the three-month period ended September 30, 2012 and 3.04 percent for the same period in 2011. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.79 percent for the nine-month period ended September 30, 2012 and 3.03 percent for the same period in 2011.

	Three Months Ended September 30,
	2012		2011
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$5,292,970	4.10%	$4,790,043	4.60%
Securities:
Taxable	4,617,059	1.75	4,119,391	1.98
Tax-exempt	1,903,490	3.05	1,569,903	3.42

Total securities	6,520,549	2.13	5,689,294	2.37
Federal funds and resell agreements	38,498	0.50	49,159	0.36
Interest-bearing due from banks	248,290	0.36	584,130	0.43
Trading	47,269	1.86	47,098	1.74

Total earning assets	12,147,576	2.94	11,159,724	3.21
Allowance for loan losses	(72,909)		(71,513)
Other assets	1,097,489		1,069,219

Total assets	$13,172,156		$12,157,430

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,183,598	0.26%	$5,956,609	0.41%
Federal funds and repurchase agreements	1,315,729	0.14	1,306,627	0.10
Borrowed funds	7,962	4.05	31,155	0.93

Total interest-bearing liabilities	7,507,289	0.24	7,294,391	0.36
Noninterest-bearing demand deposits	4,199,085		3,508,183
Other liabilities	186,612		183,084
Shareholders’ equity	1,279,170		1,171,772

Total liabilities and shareholders’ equity	$13,172,156		$12,157,430

Net interest spread		2.70%		2.85%
Net interest margin		2.80		2.98

	Nine Months Ended September 30,
	2012		2011
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$5,187,756	4.19%	$4,716,008	4.67%
Securities:
Taxable	4,525,462	1.82	4,229,389	2.05
Tax-exempt	1,833,229	3.15	1,428,301	3.62

Total securities	6,358,691	2.20	5,657,690	2.45
Federal funds and resell agreements	27,686	0.42	29,913	0.33
Interest-bearing due from banks	573,474	0.33	908,528	0.39
Trading	49,741	2.44	50,384	1.96

Total earning assets	12,197,348	2.95	11,362,523	3.19
Allowance for loan losses	(73,246)		(73,109)
Other assets	1,099,748		1,084,414

Total assets	$13,223,850		$12,373,828

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,231,448	0.29%	$6,231,546	0.41%
Federal funds and repurchase agreements	1,445,701	0.13	1,546,097	0.12
Borrowed funds	13,384	3.89	34,917	1.29

Total interest-bearing liabilities	7,690,533	0.26	7,812,560	0.35
Noninterest-bearing demand deposits	4,103,786		3,263,666
Other liabilities	183,447		172,487
Shareholders’ equity	1,246,084		1,125,115

Total liabilities and shareholders’ equity	$13,223,850		$12,373,828

Net interest spread		2.69%		2.84%
Net interest margin		2.79		2.95

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although average interest-free funds (total earning assets less interest-bearing liabilities) increased $775.0 million for the three-month period ended September 30, 2012 compared to the same period in 2011 and increased $956.9 million for the nine-month period ended September 30, 2012 compared to the same period in 2011, the benefit from interest free funds declined by 3 basis points from the three months ended September 30, 2011, and declined by 1 basis point from the nine months ended September 30, 2011, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2012 vs 2011			Nine Months Ended September 30, 2012 vs 2011
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$5,138	$(6,004)	$(866)	$14,912	$(16,818)	$(1,906)
Securities:
Taxable	2,166	(2,332)	(166)	4,055	(7,299)	(3,244)
Tax-exempt	2,339	(1,562)	777	8,626	(5,526)	3,100
Federal funds sold and resell agreements	(13)	16	3	(7)	22	15
Interest-bearing due from banks	(304)	(97)	(401)	(829)	(382)	(1,211)
Trading	1	9	10	(4)	162	158

Interest income	9,327	(9,970)	(643)	26,753	(29,841)	(3,088)
Change in interest incurred on:
Interest-bearing deposits	149	(2,209)	(2,060)	—	(5,525)	(5,525)
Federal funds purchased and repurchase agreements	3	112	115	(96)	93	(3)
Borrowed funds	(236)	244	8	(627)	681	54

Interest expense	(84)	(1,853)	(1,937)	(723)	(4,751)	(5,474)

Net interest income	$9,411	$(8,117)	$1,294	$27,476	$(25,090)	2,386

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Average earning assets	$12,147,576	$11,159,724	$987,852	$12,197,348	$11,362,523	$834,825
Average interest-bearing liabilities	7,507,289	7,294,391	212,898	7,690,533	7,812,560	(122,027)

Average interest free funds	$4,640,287	$3,865,333	$774,954	$4,506,815	$3,549,963	$956,852

Free funds ratio (free funds to earning assets)	38.20%	34.64%	3.56%	36.95%	31.24%	5.71%
Tax-equivalent yield on earning assets	2.94	3.21	(0.27)%	2.95%	3.19%	(0.24)%
Cost of interest-bearing liabilities	0.24	0.36	(0.12)	0.26	0.35	(0.09)

Net interest spread	2.70%	2.85%	(0.15)%	2.69%	2.84%	(0.15)%
Benefit of interest-free funds	0.10	0.13	(0.03)	0.10	0.11	(0.01)

Net interest margin	2.80%	2.98%	(0.18)%	2.79%	2.95%	(0.16)%

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

Based on the factors above, management of the Company expensed $4.5 million and $13.5 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2012, compared to $4.5 million and $17.2 million for the same periods in 2011. As illustrated in Table 3 below, the ALL decreased to 1.32 percent of total loans as of September 30, 2012, compared to 1.53 percent of total loans as of the same period in 2011.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011. Net charge-offs were $14.1 million for the first nine months of 2012, compared to $18.3 million for the same period in 2011. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Nine Months Ended September 30,	Year Ended December 31,
2012	2011	2011
Allowance-January 1	$72,017	$73,952	$73,952
Provision for loan losses	13,500	17,200	22,200

Charge-offs:
Commercial	(6,385)	(9,456)	(12,693)
Consumer:
Bankcard	(8,437)	(10,347)	(13,493)
Other	(1,237)	(1,541)	(1,945)
Real estate	(724)	(505)	(532)

Total charge-offs	(16,783)	(21,849)	(28,663)

Recoveries:
Commercial	401	484	813
Consumer:
Bankcard	1,383	2,007	2,366
Other	825	1,058	1,317
Real estate	25	24	32

Total recoveries	2,634	3,573	4,528

Net charge-offs	(14,149)	(18,276)	(24,135)

Allowance-end of period	71,368	72,876	72,017

Average loans, net of unearned interest	$5,179,791	$4,709,011	$4,748,909
Loans at end of period, net of unearned interest	5,389,763	4,776,071	4,960,343
Allowance to loans at end of period	1.32%	1.53%	1.45%
Allowance as a multiple of net charge-offs	3.78	x	2.98	x	2.98	x
Net charge-offs to:
Provision for loan losses	104.81%	106.25%	108.71%
Average loans	0.36	.52	0.51

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Trust and securities processing	$56,291	$51,928	$4,363	8.40%
Trading and investment banking	7,120	4,952	2,168	43.78
Service charges on deposit accounts	19,171	18,880	291	1.54
Insurance fees and commissions	1,028	1,038	(10)	(0.96)
Brokerage fees	3,104	2,627	477	18.16
Bankcard fees	14,466	15,882	(1,416)	(8.92)
Gains on sales of securities available for sale, net	259	2,411	(2,152)	(89.26)
Other	4,882	3,239	1,643	50.73

Total noninterest income	$106,321	$100,957	$5,364	5.31%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Trust and securities processing	$166,756	$157,291	$9,465	6.02%
Trading and investment banking	23,938	20,449	3,489	17.06
Service charges on deposits	58,191	55,669	2,522	4.53
Insurance fees and commissions	2,949	3,407	(458)	(13.44)
Brokerage fees	8,324	7,540	784	10.40
Bankcard fees	46,031	46,869	(838)	(1.79)
Gains on sales of securities available for sale, net	20,022	15,891	4,131	26.00
Other	22,637	9,447	13,190	139.62

Total noninterest income	$348,848	$316,563	$32,285	10.20%

Fee-based, or noninterest income (summarized in Table 4), increased by $5.4 million, or 5.3 percent, during the three months ended September 30, 2012, and increased by $32.3 million, or 10.2 percent, during the nine months ended September 30, 2012, compared to the same periods in 2011.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees for the three and nine-month periods compared to the same periods last year was primarily due to changes in the following categories of income: advisory fee income from the Scout Funds and fund administration and custody services. Advisory fee income from the Scout Funds increased by $2.7 million, or 16.8 percent, during the three months ended September 30, 2012, and increased by $4.7 million, or 9.8 percent, during the nine months ended September 30, 2012, compared to the same periods in 2011. Fund administration and custody services increased by $1.3 million, or 7.8 percent, during the three months ended September 30, 2012, and increased by $3.3 million, or 6.2 percent, during the nine months ended September 30, 2012, compared to the same periods in 2011. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels, which lead to increased inflows into the Scout Funds.

During the three and nine-month periods ended September 30, 2012, $0.3 million and $20.0 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $2.4 million and $15.9 million in the same periods one year ago.

Other noninterest income for the nine-month period ended September 30, 2012 increased $13.2 million, or 139.6 percent, primarily driven by an $8.7 million adjustment in contingent consideration liabilities on acquisitions.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Salaries and employee benefits	$78,813	$74,905	$3,908	5.22%
Occupancy, net	9,870	9,398	472	5.02
Equipment	10,330	10,424	(94)	(0.90)
Supplies and services	4,995	5,513	(518)	(9.40)
Marketing and business development	7,368	4,912	2,456	50.00
Processing fees	12,964	12,704	260	2.05
Legal and consulting	4,311	3,272	1,039	31.75
Bankcard	4,700	4,001	699	17.47
Amortization of other intangible assets	3,643	4,022	(379)	(9.42)
Regulatory fees	2,363	2,130	233	10.94
Class action litigation settlement	—	—	—	—
Other	6,548	8,147	(1,599)	(19.63)

Total noninterest expense	$145,905	$139,428	$6,477	4.65%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Salaries and employee benefits	$236,728	$220,726	$16,002	7.25%
Occupancy, net	28,359	28,582	(223)	(0.78)
Equipment	31,999	32,135	(136)	(0.42)
Supplies and services	15,256	16,670	(1,414)	(8.48)
Marketing and business development	17,615	14,192	3,423	24.12
Processing fees	38,372	38,197	175	0.46
Legal and consulting	11,838	9,965	1,873	18.80
Bankcard	13,572	12,072	1,500	12.43
Amortization of other intangible assets	11,228	12,187	(959)	(7.87)
Regulatory fees	7,096	8,241	(1,145)	(13.89)
Class action litigation settlement	—	7,800	(7,800)	(100.00)
Other	20,432	19,758	674	3.41

Total noninterest expense	$432,495	$420,525	$11,970	2.85%

Noninterest expense increased by $6.5 million, or 4.7 percent, for the three months ended September 30, 2012, and by $12.0 million, or 2.9 percent, for the nine months ended September 30, 2012, compared to the same periods in 2011. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $3.9 million, or 5.2 percent, for the three months ended September 30, 2012, and by $16.0 million, or 7.3 percent, for the nine months ended September 30, 2012, compared to the same periods in 2011. These increases are primarily due to higher base salary, commission, and employee benefits. Salaries increased by $3.0 million, or 6.4 percent, and $10.7 million, or 7.8 percent, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Employee benefits increased by $1.9 million, or 17.4 percent, and $4.6 million, or 12.8 percent, for the three and nine months ended September 30, 2012, compared to the same periods in 2011.

Marketing and business development increased by $2.5 million, or 50.0 percent, for the three months ended September 30, 2012, and by $3.4 million, or 24.1 percent, for the nine months ended September 30, 2012, compared to the same periods in 2011. The increase is due to timing differences of advertising initiatives in 2012 compared to 2011 as well as increased business development expenses in 2012.

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

Income Tax Expense

The effective tax rate is 28.8 percent for the nine months ended September 30, 2012, compared to 28.4 percent for the same period in 2011. The increase in the effective tax rate for 2012 is attributable to an increase in the state marginal rate.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$69,109	$67,773	$1,336	1.97%
Provision for loan losses	2,168	1,873	295	15.75
Noninterest income	47,851	48,386	(535)	(1.11)
Noninterest expense	94,012	92,768	1,244	1.34

Income before taxes	20,780	21,518	(738)	(3.43)
Income tax expense	5,320	5,818	(498)	(8.56)

Net income	$15,460	$15,700	$(240)	(1.53)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$206,611	$204,368	$2,243	1.10%
Provision for loan losses	6,424	8,849	(2,425)	(27.40)
Noninterest income	168,885	158,049	10,836	6.86
Noninterest expense	282,142	281,643	499	0.18

Income before taxes	86,930	71,925	15,005	20.86
Income tax expense	23,772	19,418	4,354	22.42

Net income	$63,158	$52,507	$10,651	20.28%

For the nine-month period ended September 30, 2012, the Bank’s net income increased by $10.7 million, or 20.3 percent, to $63.1 million compared to the same period in 2011. This increase was driven by increased noninterest income, increased net interest income, a decrease in provision for loan losses and flat noninterest expense. Noninterest income increased $10.8 million, or 6.9 percent, over the same period in 2011. The noninterest income growth was comprised largely of securities gains, a $4.1 million increase from prior year, bond trading growth, a $3.5 million increase from prior year and miscellaneous income, a $7.1 million increase from prior year. The increase in miscellaneous income was attributable to a $3.0 million increase related to an adjustment in contingent consideration liabilities on acquisitions and a $2.3 million increase in interest rate swap fees and related market to market adjustments. These increases were offset by a decrease in consumer card services income of $5.4 million driven by the impact of the Durbin amendment on interchange income. Provision decreased by $2.4 million, or 27.4 percent, due to a reduction in the inherent risk in the loan portfolio in this segment. Net interest income increased 1.1 percent to $206.6 million from the same period in 2011. Average loans increased $484.7 million, or 11.4 percent, from 2011. Average investment security balances increased by $704.6 million. These balance increases offset the effect of a declining net interest margin driven by a reduction in yields within the loan and investment portfolio due to the continued low interest rate environment, resulting in the slight increase in net interest income.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$10,843	$10,832	$11	0.10%
Provision for loan losses	2,332	2,627	(295)	(11.23)
Noninterest income	15,381	14,004	1,377	9.83
Noninterest expense	17,696	13,199	4,497	34.07

Income before taxes	6,196	9,010	(2,814)	(31.23)
Income tax expense	2,060	2,634	(574)	(21.79)

Net income	$4,136	$6,376	$(2,240)	(35.13)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$32,124	$31,687	$437	1.38%
Provision for loan losses	7,076	8,351	(1,275)	(15.27)
Noninterest income	48,122	41,757	6,365	15.24
Noninterest expense	49,030	41,135	7,895	19.19

Income before taxes	24,140	23,958	182	0.76
Income tax expense	7,544	7,394	150	2.03

Net income	$16,596	$16,564	$32	0.19%

Payments Solutions net income after taxes for the nine-month period ended September 30, 2012 was flat compared to 2011. Noninterest income increased $6.4 million, or 15.3 percent, driven by a $4.5 million, or 15.8 percent increase in cards services income due to increased sales volume for commercial card, retail credit card, and healthcare services. There was also an additional $1.8 million increase in deposit service charge income from institutional cash management and healthcare services customers driven from new business growth. Noninterest expense increased by $7.9 million, or 19.19 percent, primarily from increased staffing, advertising, consulting and legal fees, and increased bankcard processing fees associated with the increase in sales volume. Provision expense decreased by $1.3 million, or 15.3 percent. Net interest margin increased by $0.4 million, or 1.4 percent, due to growth in earning assets, but offset with a reduction in funds transfer pricing credit on deposits.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$—	$3	$(3)	(100.00)%
Provision for loan losses	—	—	—	—
Noninterest income	24,789	21,593	3,196	14.80
Noninterest expense	17,186	16,792	394	2.35

Income before taxes	7,603	4,804	2,799	58.26
Income tax expense	2,130	1,340	790	58.96

Net income	$5,473	$3,464	$2,009	58.00%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$2	$9	$(7)	(77.78)%
Provision for loan losses	—	—	—	—
Noninterest income	74,585	64,156	10,429	16.26
Noninterest expense	50,375	49,337	1,038	2.10

Income before taxes	24,212	14,828	9,384	63.29
Income tax expense	6,974	4,217	2,757	65.38

Net income	$17,238	$10,611	$6,627	62.45%

Institutional Investment Management net income for the nine-month period ended September 30, 2012 increased $6.6 million, or 62.4 percent, to $17.2 million compared to the prior year. This increase is due to increased noninterest income with a slight increase in noninterest expense. Noninterest income increased $10.4 million, or 16.3 percent, to $74.6 million primarily related to a $4.4 million adjustment in contingent consideration liabilities on acquisitions, a $3.3 million increase in advisory fees due to increased asset values year to date compared to the prior year and a new administrative fee that was established in April, which increased revenue by $2.4 million. Noninterest expense increased $1.0 million, or 2.1 percent, to $50.4 million compared to a year ago due to a $1.0 million increase from a contingent consideration liability adjustment related to cash flow estimate changes on acquisitions.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$413	$466	$(53)	(11.37)%
Provision for loan losses	—	—	—	—
Noninterest income	18,300	16,974	1,326	7.81
Noninterest expense	17,011	16,669	342	2.05

Income before taxes	1,702	771	931	>100.00
Income tax expense	646	296	350	>100.00

Net income	$1,056	$475	$581	>100.00%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$1,090	$1,376	$(286)	(20.78)%
Provision for loan losses	—	—	—	—
Noninterest income	57,256	52,601	4,655	8.85
Noninterest expense	50,948	48,410	2,538	5.24

Income before taxes	7,398	5,567	1,831	32.89
Income tax expense	2,733	2,043	690	33.77

Net income	$4,665	$3,524	$1,141	32.38%

For the nine-month period ended September 30, 2012, Asset Servicing net income increased $1.1 million, or 32.4 percent, to $4.7 million from the same period last year. Noninterest income increased $4.7 million, or 8.9 percent, driven primarily by a $3.3 million increase due to new business added in fund administration, transfer agent and alternative investments services and a contingent consideration liability adjustment of $1.3 million. Net interest margin declined by $0.3 million, or 20.8 percent, due to an overall decrease in deposit funds transfer credits while average deposits remained flat. Noninterest expense increased $2.5 million, or 5.2 percent, primarily from additional staffing to support new business, which equated to $3.5 million in increased salary and benefits expense.

Balance Sheet Analysis

Total assets of the Company as of September 30, 2012 decreased $255.6 million, or 1.9 percent, compared to December 31, 2011 and increased $1.1 billion, or 9.4 percent, compared to September 30, 2011. The increase in total assets from September 2011 to September 2012 is primarily a result of an increase in investment securities balances including trading securities of $710.9 million, or 12.0 percent, and an increase in total loans of $613.7 million, or 12.8 percent. The overall increase in total assets from September 30, 2011 is directly related to a corresponding increase in deposit balances of $1.2 billion, or 13.0 percent. The decrease in total assets from December 31, 2011 to September 30, 2012 is primarily a result of decreased due from Federal Reserve balances of $868.9 million, or 85.8 percent, offset by an increase in loans of $429.4 million, or 8.7 percent, and an increase in investment securities balances including trading securities of $373.6 million. The decrease in assets from December to September is related to a decrease in federal funds purchased and securities sold under agreement to repurchase of $786.6 million, or 40.3 percent, due to the run-off of seasonal public fund tax deposits, as such tax deposits are generally higher around the end of the calendar year. This decrease is offset by an increase in deposit balances of $442.9 million, or 4.4 percent, from December 31, 2011.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2012	2011	2011
Total assets	$13,285,845	$12,139,084	$13,541,398
Loans, net of unearned interest	5,389,763	4,776,071	4,960,343
Total investment securities	6,651,048	5,940,165	6,277,482
Interest-bearing due from banks	174,012	322,993	1,164,007
Total earning assets	12,198,526	11,064,610	12,406,108
Total deposits	10,612,780	9,395,023	10,169,911
Total borrowed funds	1,169,831	1,379,223	1,969,356

Loans and Loans Held for Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have increased $429.4 million, or 8.7 percent, compared to December 31, 2011 and increased $613.7 million, or 12.8 percent, compared to September 30, 2011. The increase from December 31, 2011 and September 30, 2011 is primarily a result of a $456.4 million, or 20.4 percent, and 592.5 million, or 28.2 percent, increase in commercial loans, respectively.

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

Investment securities totaled $6.7 billion at September 30, 2012, compared to $6.3 billion at December 31, 2011, and $5.9 billion at September 30, 2011. Collateral pledging requirements for public funds, loan demand, and deposit funding are the primary factors impacting changes in the level of security holdings. Investment securities comprised 54.5 percent, 50.6 percent, and 53.7 percent, respectively, of the earning assets as of September 30, 2012, December 31, 2011, and September 30, 2011. There were $4.5 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at September 30, 2012.

Investment securities had an average tax-equivalent yield of 2.20 percent for the first nine months of 2012 compared to 2.45 percent for the same period in 2011, or a decrease of 25 basis points. The average life of the securities portfolio was 42.6 months at September 30, 2012 compared to 32.8 months at December 31, 2011 and 33.8 months at September 30, 2011. The increase in average life from September 30, 2011 and December 31, 2011 was related to a strategy of buying longer-term investments in order to increase the average life of the portfolio as well as modifications to mortgage-backed security modeling assumptions.

Deposits and Borrowed Funds

Deposits increased $442.9 million, or 4.4 percent, from December 31, 2011 to September 30, 2012 and increased $1.2 billion, or 13.0 percent, from September 30, 2011. Noninterest-bearing deposits increased $474.3 million offset by decreased interest-bearing deposits of $31.4 million from December 31, 2011. Noninterest-bearing deposits increased $798.5 million and interest-bearing deposits increased $419.3 million from September 30, 2011. The increase in noninterest-bearing deposits from September 30, 2011 and December 31, 2011 came primarily from our public funds, mutual fund processing and treasury management businesses. The increase in interest-bearing deposits compared to September 30, 2011 is primarily related to increases in money market deposit accounts.

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

Borrowed funds decreased $799.5 million from December 31, 2011 to $1.2 billion. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds decreased slightly by $209.4 million from September 30, 2011.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.2 billion at September 30, 2012, compared to $2.0 billion at December 31, 2011 and $1.3 billion at September 30, 2011. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.3 billion at September 30, 2012, a $103.0 million increase compared to December 31, 2011. The Company’s Board of Directors authorized, at its April 24, 2012, April 27, 2011, and April 26, 2010 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2012 and 2011, the Company acquired 136,213 shares and 219,030 shares, respectively, of its common stock under these plans. The Company has not made any purchases other than through these plans.

On October 23, 2012, the Board of Directors declared a dividend of $0.215 per share. The dividend will be paid on December 28, 2012 to shareholders of record on December 10, 2012.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.69 percent and total capital ratio of 12.62 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
RATIOS	2012	2011	2012	2011
Return on average assets	0.79%	0.85%	1.03%	0.90%
Return on average equity	8.12	8.81	10.90	9.89
Average equity to assets	9.71	9.64	9.42	9.09
Tier 1 risk-based capital ratio	11.69	11.32	11.69	11.32
Total risk-based capital ratio	12.62	12.37	12.62	12.37
Leverage ratio	7.15	6.76	7.15	6.76

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Share Data	2012	2011	2012	2011
Earnings basic	$0.65	$0.65	$2.54	$2.08
Earnings diluted	0.64	0.64	2.51	2.06
Cash dividends	0.205	0.195	0.615	0.585
Dividend payout ratio	31.54%	30.00%	24.21%	28.13%
Book value	$31.88	$28.97	$31.88	$28.97

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

Table 9 shows the net interest income increase or decrease over the next twelve months as of September 30, 2012 and 2011 based on hypothetical changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2012 Amount of change	September 30, 2011 Amount of change
300	$14,253	$31,741
200	9,448	20,701
100	4,133	9,935
Static	—	—
(100)	N/A	N/A

The Company is positioned close to neutral with respect to interest rate changes and slightly positive in rising rate environments at September 30, 2012. Large increases in interest rates are projected to cause increases in net interest income with smaller changes having little impact. Due to the already low interest rate environment interest rates on liabilities are so low that there is little room for further rate reductions. The Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase.

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $39.9 million as of September 30, 2012 compared to $58.1 million as of December 31, 2011.

Documentation of the methodology used in determining value at risk is maintained and reviewed in compliance banking laws and regulations. The aggregate value at risk is reviewed quarterly. The aggregate value at risk in the trading account was insignificant as of September 30, 2012 and December 31, 2011.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $7.2 million to $27.4 million at September 30, 2012, compared to September 30, 2011 and increased $1.8 million, compared to December 31, 2011.

The Company had $5.6 million of other real estate owned as of September 30, 2012 compared to $5.3 million as of September 30, 2011 and $6.0 million as of December 31, 2011. Loans past due more than 90 days totaled $4.2 million as of September 30, 2012, compared to $6.4 million at September 30, 2011 and $6.0 million as of December 31, 2011.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $8.4 million of restructured loans at September 30, 2012, $4.1 million at September 30, 2011 and $6.0 million at December 31, 2011.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,				December 31,
	2012		2011		2011
Nonaccrual loans	$22,246		$16,070		$22,650
Restructured loans on non-accrual	5,143		4,070		2,931

Total nonperforming loans	27,389		20,140		25,581
Other real estate owned	5,567		5,299		5,959

Total nonperforming assets	$32,956		$25,439		$31,540

Loans past due 90 days or more	$4,160		$6,387		$5,998
Restructured loans accruing	3,209		—		3,089
Allowance for Loan Losses	71,368		72,876		72,017

Ratios
Nonperforming loans as a percent of loans	0.51%		0.42%		0.52%
Nonperforming assets as a percent of loans plus other real estate owned	0.61		0.53		0.64
Nonperforming assets as a percent of total assets	0.25		0.21		0.23
Loans past due 90 days or more as a percent of loans	0.08		0.13		0.12
Allowance for loan losses as a percent of loans	1.32		1.53		1.45
Allowance for loan losses as a multiple of nonperforming loans	2.61	x	3.62	x	2.82	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.5 billion of high-quality securities available for sale. Investment securities with a market value of $4.5 billion at September 30, 2012 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2012 was $4.9 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2012.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2012	7,865	$49.30	7,865	1,958,958
August 1-August 31, 2012	4,535	47.94	4,535	1,954,423
September 1-September 30, 2012	3,358	51.45	3,358	1,951,065

Total	15,758	$49.37	15,758

On April 24, 2012, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 23, 2013. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through this plan.

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
Date: November 1, 2012