Form 10-K
period 2012-12-31
UMB FINANCIAL CORP
filed 2013-02-25
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2012 the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $1,764,827,239 based on the NASDAQ Global Select Market closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2013
Common Stock, $1.00 Par Value	40,518,987

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 24, 2013, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the Company) was organized as a corporation in 1967 under Missouri law for the purpose of becoming a bank holding company registered under the Bank Holding Company Act of 1956 (BHCA). In 2001, the Company elected to become a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Company owns all of the outstanding stock of one commercial bank and 21 other subsidiaries.

The commercial bank is engaged in general commercial banking business. The subsidiary bank, UMB Bank, n.a. (the Bank), whose principal office is in Missouri, also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska and Oklahoma. The bank offers a full range of banking services to commercial, retail, government and correspondent bank customers. In addition to standard banking functions the Bank provides commercial and retail banking services including investment and cash management services and a full range of trust activities for individuals, estates, business corporations, governmental bodies and public authorities. The Company formerly had four subsidiary banks, UMB Bank, n.a., UMB Bank Colorado, n.a., UMB National Bank of America, n.a., and UMB Bank Arizona, n.a. These subsidiary banks were merged into the lead subsidiary bank UMB Bank, n.a. effective with the close of business on December 31, 2012.

The significant non-banking subsidiaries of the Company include mutual fund and alternative investment services groups, single-purpose companies that deal with brokerage services and insurance and registered investment advisors, offering equity and fixed income investment strategies for institutions and individual investors. The Company’s products and services are grouped into four segments, Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. These segments are described in detail with their related financial results in Note 12 to the Consolidated Financial Statements provided in Item 8, pages 83 through 84 of this report. The primary non-bank subsidiaries of the Company are described below.

UMB Fund Services, Inc., located in Milwaukee, Wisconsin, Kansas City, Missouri and Boston, Massachusetts, provides fund accounting, transfer agent, and other services to mutual fund groups representing funds and managed account services to asset management groups. In addition, JD Clark & Co., Inc., a subsidiary of UMB Fund Services, Inc., located in Ogden, Utah and Media, Pennsylvania provides similar services to alternative investment groups.

Scout Investments, Inc. is an institutional asset management company located in Kansas City, Missouri. Scout Investments, Inc. offers domestic and international equity investments through its Scout Asset Management Division and fixed income investments through its Reams Asset Management Division.

Prairie Capital Management, LLC, headquartered in Kansas City, Missouri, is a wealth management consulting firm and serves as investment manager to proprietary pooled investment vehicles, including traditional diversified equity funds, hedge funds, and private equity funds. Prairie Capital has branch offices in Illinois, Colorado, and Pennsylvania.

On a full-time equivalent basis at December 31, 2012, the Company and its subsidiaries employed 3,448 persons.

Segment Information.    Financial information regarding the Company’s four segments is included in Note 12 to the Consolidated Financial Statements provided in Item 8, pages 83 through 84 of this report.

Competition.    The Company faces intense competition from hundreds of financial service providers in each of its business segments in the various markets served. The Company competes with other traditional and non-traditional financial service providers including banks, thrifts, finance companies, mutual funds, mortgage banking companies, brokerage companies, insurance companies, investment managers and credit unions. Banking customers are generally influenced by convenience of location, quality of service, personal contact, price of services, and availability of products. Investment advisory services compete primarily on returns, expenses, ratings by outside rating services, and continuity of management. Fund Services competes based on price and quality of services. The impact from competition is critical not only to pricing, but also to transaction execution, products and services offered, innovation and reputation. Within the Kansas City banking market, the Company ranks first based on the amount of deposits at June 30, 2012, the most recent date for which deposit information is available from the Federal Deposit Insurance Corporation (FDIC). At June 30, 2012, the Company had 13.8 percent of the deposits in its primary market, the Kansas City metropolitan area, compared to 13.4 percent at June 30, 2011.

Monetary Policy and Economic Conditions.    The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. It is particularly affected by the policies of the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB), which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are: conducting open market operations in United States government securities; changing the discount rates of borrowings of depository institutions; imposing or changing reserve requirements against depository institutions’ deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. Monetary policy and economic conditions also greatly affect the equity and fixed income markets. The Company’s investment advisory and investment servicing business derive their income based on the pricing for both investment advisory and fixed income investments. The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.

Supervision and Regulation.    As a bank holding company and a financial holding company, the Company (and its subsidiaries) is subject to extensive regulation and is affected by numerous federal and state laws and regulations.

Supervision.    The Company is subject to regulation and examination by the FRB. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). UMB Insurance, Inc. is regulated by state agencies in the states in which it operates. Scout Investments, Inc., Scout Distributors, LLC, Prairie Capital Management, LLC and UMB Fund Services, Inc. are subject to the rules and regulations of the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA). The FRB possesses cease and desist powers over bank holding companies if their actions represent unsafe or unsound practices or violations of law. In addition, the FRB is empowered to impose civil monetary penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Company’s bank, not the Company’s shareholders. The Company is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Company and its subsidiaries, the preparation and certification of the Company’s consolidated financial statements, the duties of the Company’s audit committee, relations with and functions performed by the Company’s independent auditors, and various accounting and corporate governance matters. The Company’s brokerage affiliate, UMB Financial Services, Inc., is regulated by the SEC, FINRA, and is also subject to certain regulations of the various states in which it transacts business. It is subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure, uses and safekeeping of customers’ funds and securities, recordkeeping, and the conduct of directors, officers and employees. The SEC and the organizations to which it has delegated certain regulatory authority may conduct administrative proceedings that can result in censure, fines, suspension or expulsion of a broker/dealer, its directors, officers and employees. The principal purpose of regulation of securities broker/dealers is the protection of customers and the securities market, rather than the protection of stockholders of broker/dealers.

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

The Company’s bank subsidiary is subject to a number of laws regulating depository institutions, including the Federal Deposit Insurance Corporation Improvement Act of 1991, which expanded the regulatory and enforcement powers of the federal bank regulatory agencies. These laws require that such agencies prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and mandated annual examinations of banks by their primary regulators. The Company’s bank subsidiary is also subject to a number of consumer protection laws and regulations of general applicability, as well as the Bank Secrecy Act and USA Patriot Act, which are designed to identify, prevent and deter international money laundering and terrorist financing.

The rate of interest a bank may charge on certain classes of loans is limited by law. At certain times in the past, such limitations have resulted in reductions of net interest margins. Federal laws also impose additional restrictions on the lending activities of banks, including the amount that can be loaned to one borrower or a related group.

The commercial bank owned by the Company is a national bank and is subject to supervision and examination by the OCC and the FRB. The Bank is also a member of and subject to examination by the FDIC.

Payment of dividends by the Bank to the Company is subject to various regulatory restrictions. For national banks, the OCC must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank is subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by the Company and its bank subsidiaries.

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

Tier 1 capital, also referred to as core capital, calculated as:

•	common stockholders’ equity;

•	plus, non-cumulative perpetual preferred stock and any related surplus;

•	plus, minority interests in the equity accounts of consolidated subsidiaries;

•	less, all intangible assets (other than certain mortgage servicing assets, non-mortgage servicing assets);

•	less, certain credit-enhanced interest-only strips and non-financial equity investments required to be deducted from capital; and

•	less, certain deferred tax assets.

Tier 2 capital, also referred to as supplementary capital, calculated as:

•	allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

•	plus, unrealized gains on certain equity securities (limited to 45% of pre-tax net unrealized gains);

•	plus, cumulative perpetual and long-term preferred stock (original maturity of 20 years or more) and any related surplus;

•	plus, auction rate and similar preferred stock (both cumulative and non-cumulative);

•	plus, hybrid capital instruments (including mandatory convertible debt securities); and

•	plus, term subordinated debt and intermediate-term preferred stock with an original weighted average maturity of five years or more (limited to 50% of Tier 1 capital).

The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

Total capital, calculated as:

•	Tier 1 capital;

•	plus, qualifying Tier 2 capital;

•	less, investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes;

•	less, intentional, reciprocal cross-holdings of capital securities issued by banks; and

•	less, other deductions (such as investments in other subsidiaries and joint ventures) as determined by supervising authority.

The Company is required to maintain minimum amounts of capital to various categories of assets, as defined by the banking regulators. See Table 17, Risk-Based Capital, on page 39 for additional detail on the computation of risk-based assets and the related capital ratios.

At December 31, 2012, the Company was required to have minimum Tier 1 capital, Total capital, and leverage ratios of 4.00%, 8.00%, and 4.00% respectively. The Company’s actual ratios at that date were 11.05%, 11.92%, and 6.81%, respectively.

Regulatory Capital Requirements Applicable to the Company’s Subsidiary Bank.    In addition to the minimum capital requirements of the FRB applicable to the Company, there are separate minimum capital requirements applicable to its subsidiary national bank.

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

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. The capital ratios and classifications for the Company and the Bank as of December 31, 2012, are set forth below:

Bank	Total Tier 1 Leverage Ratio (5% or greater)	Tier 1 Risk Based Capital Ratio (6% or greater)	Total Risk-Based Capital Ratio (10% or greater)
UMB Financial Corporation	6.81	11.05	11.92
UMB Bank, n.a.	7.58	10.54	11.42

The Company is required to maintain minimum balances with the FRB for the Bank. This balance is calculated from reports filed with the FRB. At December 31, 2012, the Company was required to hold $43.3 million at the FRB.

Deposit Insurance and Assessments.    The deposits of the Bank are insured by an insurance fund administered by the FDIC, in general up to a maximum of $250,000 per insured deposit. Under federal banking regulations, insured banks are required to pay quarterly assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. The FDIC assessment is separated into two parts. The first part is the FDIC Insurance, and the second part is the assessment for the Financing Corporation (FICO) to fund interest payments on bonds issued by FICO, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund (SAIF).

In October 2010, the FDIC adopted a new plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act). In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non interest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012. In February 2011, the FDIC issued a final rule to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC created a risk based scorecard system to determine an institutions base assessment rate. The scorecards utilize CAMELS ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The Company cannot provide any assurance as to the effect of any future proposed change in its deposit insurance premium rate as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

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

Other Banking Activities.    The investments and activities of the Bank are also subject to regulation by federal banking agencies regarding; investments in subsidiaries, investments for their own account (including limitations in investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, types of interest bearing deposit accounts offered, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

A discussion of past acquisitions is included in Note 15 to the Consolidated Financial Statements provided in Item 8 on page 87 of this report.

Statistical Disclosure.    The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 17 through 51 of this report.

Executive Officers of the Registrant.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
Craig Anderson	53	Mr. Anderson joined UMB Bank, n.a. in 1986. In 2011, he was named President of Commercial Banking for UMB Financial Corporation where he is responsible for all areas of commercial banking including treasury management. Prior to his appointment to that position, he served as the President for Regional Banking for the Company from September 2009 through November 2011, and as Chairman and CEO of National Bank of America in Salina, Kansas from May 2004 to September 2009.

Peter J. deSilva	51	Mr. deSilva has served as President and Chief Operating Officer of the Company since January 2004 and Chairman and Chief Executive Officer of UMB Bank, n.a. since May 2004. Mr. deSilva was previously employed by Fidelity Investments from 1987-2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Michael D. Hagedorn	46	Mr. Hagedorn has served as Vice Chairman, Chief Financial Officer, and Chief Administrative Officer of the Company since October 2009. Previously, he served as Executive Vice President and Chief Financial Officer of the Company from March 2005 to October 2009. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group from April 2001 to March 2005.

Daryl S. Hunt	56	Mr. Hunt joined UMB Bank, n.a. in November 2007, as Executive Vice President of Operations and Technology Group. Previously, Mr. Hunt worked at Fidelity Investments where he served as Senior Vice President for Transfer Operations from 2006 to 2007, Senior Vice President of Customer Processing Operations from 2003 to 2006, and Senior Vice President of Outbound Mail Operations from 2001 to 2003.

Andrew J. Iseman	48	Mr. Iseman joined Scout Investments, Inc. as Chief Executive Officer in August 2010. From February 2009 to June 2010, he served as Chief Operating Officer of RK Capital Management. He was previously employed by Janus Capital Group from January 2003 to April 2008, most recently serving as the Executive Vice President from January 2008 to April 2008 and Chief Operating Officer from May 2007 to April 2008.

Name	Age	Position with Registrant

J. Mariner Kemper	40	Mr. Kemper has served as the Chairman and CEO of the Company since May 2004 and has served as Chairman and CEO of UMB Bank Colorado, n.a. (a subsidiary of the Company) since 2000. He was President of UMB Bank Colorado from 1997 to 2000.

David D. Kling	66	Mr. Kling has served as Executive Vice President and Chief Risk Officer of the Company since October 2008. He previously served as the Executive Vice President for Enterprise Services of UMB Bank, n.a. since November 2007. He also served as Executive Vice President of Financial Services and Support of UMB Bank, n.a. from 1997 to 2007.

Christine Pierson	50	Ms. Pierson joined the Company in January 2011 as Executive Vice President of Consumer Banking. Prior to 2011, she served the Vice President of US Sales – Animal Health Division for Bayer Healthcare Corporation since 2005.

Dennis R. Rilinger	65	Mr. Rilinger has served as Executive Vice President and General Counsel of the Company and of UMB Bank, n.a. since 1996.

Lawrence G. Smith	65	Mr. Smith has served as Executive Vice President and Chief Organizational Effectiveness Officer of UMB Bank, n.a. since March 2005. Prior to coming to UMB Bank, n.a., Mr. Smith was Vice President – Human Resources for Fidelity Investments in Boston, Massachusetts where he was responsible for Fidelity’s business group human resource activities.

Brian J. Walker	41	Mr. Walker joined the Company in June 2007 as Senior Vice President and Corporate Controller (Chief Accounting Officer). From July of 2004 to June 2007 he served as a Certified Public Accountant for KPMG where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche from November 2002 to July of 2004.

Clyde F. Wendel	65	Mr. Wendel has served as Vice Chairman of UMB Bank, n.a. and Chief Executive Officer of Personal Financial Services of UMB Bank, n.a. since October 2009. He previously served as President of the Asset Management Division of UMB Bank, n.a. and Vice Chairman of UMB Bank, n.a. from June 2006 to October 2009. Previously, he served as Regional President, Bank of America Private Bank and Senior Bank Executive for Iowa, Kansas, and Western Missouri from 2000-2006.

John P. Zader	51	Mr. Zader joined UMB Fund Services in December 2006. He serves as Chief Executive Officer of UMB Fund Services. He previously served as a consultant to Jefferson Wells International in 2006 and served as Senior Vice President and Chief Financial Officer of U.S. Bancorp Fund Services, LLC, a mutual and hedge fund service provider from 1988 to 2006.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.  RISK FACTORS

Financial services companies routinely encounter and address risks. Some risks may give rise to occurrences that cause the Company’s future results to be materially different than what companies presently anticipate. In the following paragraphs, the Company describes its current view of certain important strategic risks, although the risks below are not the only risks the Company faces. If any such risks actually materialize, the Company’s business, results of operations, financial condition and prospects could be affected materially and adversely. These risk factors should be read in conjunction with management’s discussion and analysis, beginning on page 19 hereof, and the consolidated financial statements, beginning on page 53 hereof.

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

Reliance on systems, employees and certain counterparties, and certain failures, including as a result of cyber attacks, could adversely affect operations.    The Company is dependent on its ability to process a large number of transactions. If any of the financial, accounting, or other data processing systems fail or have other significant shortcomings, the Company could be adversely affected. The Company is similarly dependent on its employees. The Company could be adversely affected if a significant number of employees are unavailable due to a pandemic, natural disaster, war, act of terrorism, or other reason, or if an employee causes a significant operational break-down or failure, either as a result of human error, purposeful sabotage or fraudulent manipulation of operations or systems. Third parties with which the Company does business could also be sources of operational risk, including break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of the Company to operate, potential liability to clients, reputational damage and regulatory intervention, which could have an adverse impact on the Company. Operational risk also includes the ability to successfully integrate acquisitions into existing charters as an acquired entity will most likely be on a different system. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages operational risk.

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

UMB Bank, n.a. leases 52,000 square feet in the Hertz Building located in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full-service banking center and is home to some operational and administrative support functions. UMB Bank, n.a. also leases 30,000 square feet on the first, second, third, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado. The location has a full-service banking center and is home to additional operational and administrative support functions.

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,000 square feet in Milwaukee, Wisconsin, at which its fund services operation is headquartered. JD Clark & Co., Inc. is headquartered in Ogden, Utah where it leases 37,297 square feet.

As of December 31, 2012, the Bank operated a total of 119 banking centers and two Wealth Management offices.

The Company utilizes all of these properties to support aspects of all of the Company’s business segments.

Additional information with respect to premises and equipment is presented in Notes 1 and 8 to the Consolidated Financial Statements in Item 8, pages 58 and 76 of this report.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 14, 2013, the Company had 2,176 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2012	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.205	$0.205	$0.205	$0.215
Book value	29.90	30.89	31.88	31.71
Market price:
High	46.33	51.57	52.61	49.17
Low	37.68	42.90	46.80	40.55
Close	44.74	51.23	48.68	43.82

Per Share	Three Months Ended
2011	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.195	$0.195	$0.195	$0.205
Book value	26.62	27.97	28.97	29.46
Market price:
High	44.21	42.65	45.20	38.53
Low	37.20	37.05	32.08	30.49
Close	37.37	41.88	32.08	37.25

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is presented in Item 1, page 3 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 78 and 79 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 102 and 103 and in Note 11 to the Consolidated Financial Statements provided in Item 8, pages 80 through 83 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2012	4,357	$45.05	4,357	1,946,708
November 1—November 30, 2012	236,513	42.26	236,513	1,710,195
December 1—December 31, 2012	102,094	43.35	102,094	1,608,101

Total	342,964	$42.62	342,964

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

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 19 through 51, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

As of and for the years ended December 31

EARNINGS	2012	2011	2010	2009	2008
Interest income	$339,685	$343,653	$346,507	$356,217	$387,973
Interest expense	19,629	26,680	35,894	53,232	112,922
Net interest income	320,056	316,973	310,613	302,985	275,051
Provision for loan losses	17,500	22,200	31,510	32,100	17,850
Noninterest income	458,122	414,332	360,370	310,176	312,783
Noninterest expense	590,454	562,746	512,622	460,585	430,153
Net income	122,717	106,472	91,002	89,484	98,075

AVERAGE BALANCES
Assets	$13,389,192	$12,417,274	$11,108,233	$10,110,655	$8,897,886
Loans, net of unearned interest	5,251,278	4,756,165	4,490,587	4,383,551	4,193,871
Securities	6,528,523	5,774,217	5,073,839	4,382,179	3,421,213
Interest-bearing due from banks	547,817	837,807	593,518	492,915	66,814
Deposits	10,521,658	9,593,638	8,451,966	7,584,025	6,532,270
Long-term debt	5,879	11,284	19,141	32,067	36,404
Shareholders’ equity	1,258,284	1,138,625	1,066,872	1,006,591	933,055

YEAR-END BALANCES
Assets	$14,927,196	$13,541,398	$12,404,932	$11,663,355	$10,976,596
Loans, net of unearned interest	5,690,626	4,970,558	4,598,097	4,332,228	4,410,034
Securities	7,134,316	6,277,482	5,742,104	5,003,720	4,924,407
Interest-bearing due from banks	720,500	1,164,007	848,598	1,057,195	575,309
Deposits	11,653,365	10,169,911	9,028,741	8,534,488	7,725,326
Long-term debt	5,879	6,529	8,884	25,458	35,925
Shareholders’ equity	1,279,345	1,191,132	1,060,860	1,015,551	974,811

PER SHARE DATA
Earnings—basic	$3.07	$2.66	$2.27	$2.22	$2.41
Earnings—diluted	3.04	2.64	2.26	2.20	2.38
Cash dividends	0.83	0.79	0.75	0.71	0.66
Dividend payout ratio	27.04%	29.70%	33.04%	31.98%	27.18%
Book value	$31.71	$29.46	$26.24	$25.11	$23.81
Market price
High	52.61	45.20	44.51	49.75	69.60
Low	37.68	30.49	31.88	33.65	35.76
Close	43.82	37.25	41.44	39.35	49.14

Return on average assets	0.92%	0.86%	0.82%	0.89%	1.10%
Return on average equity	9.75	9.35	8.53	8.89	10.51
Average equity to average assets	9.40	9.17	9.60	9.96	10.49
Total risk-based capital ratio	11.92	12.20	12.45	14.18	14.09

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the Company’s consolidated financial condition, changes in condition, and results of operations. This review highlights the major factors affecting results of operations and any significant changes in financial conditions for the three-year period ended December 31, 2012. It should be read in conjunction with the accompanying Consolidated Financial Statements and other financial statistics appearing elsewhere in the report.

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

The first strategy is to grow the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations. With a diverse source of revenues, this strategy has helped reduce the Company’s exposure to sustained low interest rates. During 2012, noninterest income increased $43.8 million, or 10.6 percent, to $458.1 million for the year ended December 31, 2012, compared to the same period in 2011. Trust and securities processing income increased $16.7 million, or 8.0 percent, for year-to-date December 31, 2012 compared to the same period in 2011. Gains from the sale of securities available for sale of $20.2 million were recognized during 2012 compared to $16.1 million for 2011. Other noninterest income increased $14.6 million, or 109.7 percent, primarily driven by an $8.7 million adjustment decreasing the contingent consideration liabilities on acquisitions. These adjustments were due to the adoption of new accounting guidance related to fair value measurements and additional changes in cash flow projections. Fair value adjustments on interest rate swap transactions increased $2.4 million compared to 2011. Gains of $0.6 million were recognized on the sale of two branches during 2012.

The second strategy is a focus on net interest income through loan and deposit growth. During 2012, continued progress on this strategy was illustrated by an increase in net interest income of $3.1 million, or 1.0 percent, from the previous year. The Company has continued to show increased net interest income in a historically low rate environment through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet. Average earning assets increased by $1.0 billion, or 8.4 percent, from 2011. Average loan balances increased $495.1 million, or 10.4 percent, for year-to-date December 31, 2012 compared to the same period in 2011. Earning asset growth was primarily funded with a $86.2 million increase in average interest-bearing deposits, or 1.4 percent, and an $84.8 million increase in average noninterest-bearing deposits, or 24.7 percent, compared to 2011 respectively. Net interest margin, on a tax-equivalent basis, decreased 19 basis points, and net interest spread decreased 18 basis points compared to 2011, respectively.

The third strategy is a focus on improving operating efficiencies. At December 31, 2012, the Company had 119 branches. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total loan and deposits growth previously discussed. The Company continues to invest in technological advances that will help management drive operating efficiencies through improved data analysis and automation. Starting in 2011, the Company has converted to a new financial and human resource software that is integrated and enterprise wide. During 2012, additional systems infrastructure enhancements have been implemented. In addition to the use of automation technology, the Company has merged the subsidiary banks into a single chartered entity. This will enhance regulatory capital and the implementation of strategic initiatives. With the related core systems conversion to be conducted in 2013, operating efficiencies are anticipated. The Company will continue to evaluate its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time and properly utilizing a share buy-back strategy. At December 31, 2012, the Company had $1.3 billion in total shareholders’ equity. This is an increase of $88.2 million, or 7.4 percent, compared to total shareholders’ equity at December 31, 2011. At December 31, 2012, the Company had a total risk-based capital ratio of 11.92 percent. The Company repurchased 472,956 shares at an average price of $43.17 per share during 2012. Further, the Company paid $33.6 million in dividends during 2012, which represents a 5.2 percent increase compared to 2011.

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

Earnings Summary

The Company recorded consolidated net income of $122.7 million for the year ended December 31, 2012. This represents a 15.3 percent increase over 2011. Net income for 2011 was $106.5 million, or an increase of 17.0 percent compared to 2010. Basic earnings per share for the year ended December 31, 2012, were $3.07 per share compared to $2.66 per share in 2011 and $2.27 per share in 2010. Basic earnings per share for 2012 increased 15.4 percent over 2011, which increased 17.2 percent over 2010. Fully diluted earnings per share for the year ended December 31, 2012, were $3.04 per share compared to $2.64 per share in 2011 and $2.26 per share in 2010.

The Company’s net interest income increased to $320.1 million in 2012 compared to $317.0 million in 2011 and $310.6 million in 2010. In total, a favorable volume variance outpaced the impact from an unfavorable rate variance, resulting in a $3.1 million increase in net interest income in 2012, compared to 2011. Upon further examination, the reduced cost of funding on the volume growth of interest-bearing deposits reduced the impact from an unfavorable rate variance on earning assets, resulting in the net favorable volume variance described. See Table 1 on page 23. The favorable volume variance on earning assets was predominately driven by the increase in average loan balances of $495.1 million, or 10.4 percent, for 2012 compared to the same period in 2011. This was more than offset by an unfavorable rate variance in the same categories. However, a 12 basis points reduction in rate on a volume increase of $86.2 million on interest-bearing deposits drove the resulting increase in net interest income. While decreasing due to the current low rate environment, the Company continues to see benefit from interest-free funds. The impact of this benefit is illustrated on Table 2 on page 24. The $6.4 million increase in net interest income in 2011, compared to 2010, is primarily a result of a favorable volume variance. The favorable volume variance was driven by a 6.6 percent increase in the average balance of taxable securities, a 40.3 percent increase in tax-exempt securities, and a 5.9 percent increase in the average balance of loans and loans held for sale. This was partially offset by an unfavorable rate variance in tax-exempt securities and loans, or a 74 basis points and 34 basis points decrease in yield, respectively. The current credit environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements. See Table 19 on page 46 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2012.

The Company had an increase of $43.8 million, or 10.6 percent, in noninterest income in 2012, compared to 2011, and a $54.0 million, or 15.0 percent, increase in 2011, compared to 2010. The increase in 2012 is primarily attributable to higher trust and securities processing income, gains on the sale of securities available for sale, and adjustments of the contingent consideration liabilities on acquisitions. Trust and securities processing income increased $16.7 million, or 8.0 percent, for the year ended December 31, 2012, compared to the same period in 2011. Gains from the sale of securities available for sale of $20.2 million were recognized during 2012 compared to $16.1 million for 2011. Other noninterest income increased $14.6 million, or 109.7 percent, primarily driven by an $8.7 million adjustment decreasing the contingent consideration liabilities on acquisitions. These adjustments were due to the adoption of new accounting guidance related to fair value measurements and additional changes in cash flow projections. The change in noninterest income in 2012 from 2011, and 2011 from 2010 is illustrated on Table 5 on page 27.

Noninterest expense increased in 2012 by $27.7 million, or 4.9 percent, compared to 2011 and increased in 2011 by $50.1 million, or 9.8 percent, compared to 2010. Salary and employee benefit expense increased by $25.1 million, or 8.5 percent, offset by a $7.8 million escrow fund established during the second quarter of 2011 to settle a class action lawsuit. Marketing and business development increased $4.5 million compared to 2011 driven by increased advertising campaigns and business development. Other noninterest expense increased $3.0 million, or 10.2 percent, primarily driven by an increase in contingent consideration liabilities on acquisitions of $3.5 million compared to 2011. The increase in noninterest expense in 2012 from 2011, and 2011 from 2010 is illustrated on Table 6 on page 28.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 1 summarizes the change in net interest income resulting from changes in volume and rates for 2012, 2011 and 2010.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 2 analyzes net interest margin for the three years ended December 31, 2012, 2011 and 2010. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2008 through 2012 are presented in a table following “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 44 and 45. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.

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

Average Volume		Average Rate		2012 vs. 2011	Increase (Decrease)
2012	2011	2012	2011		Volume	Rate	Total
				Change in interest earned on:
$5,251,278	$4,756,165	4.14%	4.61%	Loans	$20,571	$(22,256)	$(1,685)
				Securities:
4,612,510	4,224,456	1.76	2.01	Taxable	6,816	(10,923)	(4,107)
1,862,786	1,497,834	3.11	3.54	Tax-exempt	10,458	(7,001)	3,457
26,459	31,273	0.46	0.32	Federal funds sold and resell agreements	(22)	42	20
547,817	837,807	0.33	0.39	Interest-bearing due from banks	(947)	(548)	(1,495)
53,227	51,927	2.34	2.64	Other	25	(183)	(158)

12,354,077	11,399,462	2.91	3.18	Total	36,901	(40,869)	(3,968)
				Change in interest incurred on:
6,265,040	6,178,795	0.28	0.40	Interest-bearing deposits	240	(7,452)	(7,212)
1,410,478	1,471,011	0.13	0.12	Federal funds purchased and repurchase agreements	(81)	253	172
11,514	36,580	2.86	0.93	Other	(716)	704	(12)

$7,687,032	$7,686,386	0.26%	0.35%	Total	(557)	(6,495)	(7,052)

				Net interest income	$37,458	$(34,374)	$3,084

Average Volume		Average Rate		2011 vs. 2010	Increase (Decrease)
2011	2010	2011	2010		Volume	Rate	Total
				Change in interest earned on:
$4,756,165	$4,490,587	4.61%	4.95%	Loans	$12,228	$(14,949)	$(2,721)
				Securities:
4,224,456	3,964,661	2.01	2.28	Taxable	5,235	(10,524)	(5,289)
1,497,834	1,067,689	3.54	4.28	Tax-exempt	13,908	(8,638)	5,270
31,273	44,383	0.32	0.36	Federal funds sold and resell agreements	(42)	(16)	(58)
837,807	593,518	0.39	0.66	Interest-bearing due from banks	958	(1,588)	(630)
51,927	41,489	2.64	1.91	Other	274	300	574

11,399,462	10,202,327	3.18	3.56	Total	32,561	(35,415)	(2,854)
				Change in interest incurred on:
6,178,795	5,656,508	0.40	0.59	Interest-bearing deposits	2,082	(10,901)	(8,819)
1,471,011	1,409,349	0.12	0.14	Federal funds purchased and repurchase agreements	72	(377)	(305)
36,580	42,313	0.93	1.02	Other	(53)	(36)	(89)

$7,686,386	$7,108,170	0.35%	0.50%	Total	2,101	(11,314)	(9,213)

				Net interest income	$30,460	$(24,101)	$6,359

Table 2

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2012	2011	2010
Average earning assets	$12,354,077	$11,399,462	$10,202,327
Interest-bearing liabilities	7,687,032	7,686,386	7,108,170

Interest-free funds	$4,667,045	$3,713,076	$3,094,157

Free funds ratio (free funds to earning assets)	37.78%	32.57%	30.33%

Tax-equivalent yield on earning assets	2.91%	3.18%	3.56%
Cost of interest-bearing liabilities	0.26	0.35	0.50

Net interest spread	2.65%	2.83%	3.06%
Benefit of interest-free funds	0.10	0.11	0.15

Net interest margin	2.75%	2.94%	3.21%

The Company experienced an increase in net interest income of $3.1 million, or 1.0 percent, for the year 2012, compared to 2011. This follows an increase of $6.4 million, or 2.1 percent, for the year 2011, compared to 2010. As illustrated in Table 1, the 2011 increase is due to a favorable volume variance. The most significant portion of this favorable volume variance is associated with higher loan balances in 2012 and the higher security balances in 2011, respectively. In 2012, the favorable volume variances for earning assets were outpaced by the rate variances. However, the Company reduced the average cost of interest-bearing liabilities by 12 basis points during 2012 and 19 basis points in 2011, resulting in the positive increase in net interest income.

The decrease in the cost of funds has led to a declining beneficial impact from interest-free funds. However, the Company still maintains a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 42.2 percent, 38.8 percent and 32.0 percent of total outstanding deposits at December 31, 2012, 2011 and 2010, respectively. As illustrated in Table 2, the impact from these interest-free funds was 10 basis points in 2012, compared to 11 basis points in 2011 and 15 basis points in 2010.

The Company has experienced a repricing of its earning assets and interest-bearing liabilities during the 2012 interest rate cycle. The average rate on earning assets during 2012 has decreased by 27 basis points, while the average rate on interest-bearing liabilities decreased by 9 basis points, resulting in a 18 basis point decline in spread. The volume of loans has increased from an average of $4.8 billion in 2011 to an average of $5.3 billion in 2012. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is relatively short in duration and liquid in its composition of assets. If the Federal Reserve’s Open Market Committee maintains rates at current levels, the Company anticipates a negative impact to interest income as a result. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions, market movements and the duration of this rate environment.

During 2013, approximately $1.5 billion of securities are expected to have principal repayments and be reinvested. This includes approximately $421 million which will have principal repayments during the first quarter of 2013. The total investment portfolio had an average life of 40.0 months and 32.8 months as of December 31, 2012 and 2011, respectively. It should be noted that the Company also had a portfolio of short-term investments as of the end of both 2012 and 2011. At December 31, 2012, the amount of such investments was approximately $215 million, and without these investments, the average life of the investment portfolio would have been 41.2 months. At December 31, 2011, the amount of such short-term investments was approximately $157 million, and without these short-term investments, the average life of the investment portfolio would have been 33.6 months.

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

Table 3 presents the components of the allowance by loan portfolio segment. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. Management of the Company believes the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions. Future economic conditions and borrowers’ ability to meet their obligations, however, are uncertainties which could affect the Company’s ALL and/or need to change its current level of provision. For more information on loan portfolio segments and ALL methodology refer to Note 3 to the Consolidated Financial Statements.

Table 3

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan portfolio segment. The breakdown is based on a number of qualitative factors; therefore, the amounts presented are not necessarily indicative of actual future charge-offs in any particular category.

	December 31
Loan Category	2012	2011	2010	2009	2008
Commercial	$43,390	$37,927	$39,138	$40,420	$31,617
Real estate	15,506	20,486	18,557	13,321	9,737
Consumer	12,470	13,593	16,243	10,128	10,893
Leases	60	11	14	270	50

Total allowance	$71,426	$72,017	$73,952	$64,139	$52,297

Table 4 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on pages 48 and 49 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ALL methodology refer to Note 3 of the Consolidated Financial Statements.

As illustrated in Table 4 below, the ALL decreased as a percentage of total loans to 1.26 percent as of December 31, 2012, compared to 1.45 percent as of December 31, 2011. Based on the factors above, management of the Company had a reduction of expense of $4.7 million, or 21.2 percent, related to the provision for loan losses in 2012, compared to 2011. This decrease is primarily attributable to improvements in the credit characteristics of the loan portfolio. This compares to a $9.3 million, or 29.6 percent, decrease in the provision for loan losses in 2011, compared to 2010.

Table 4

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2012	2011	2010	2009	2008
Allowance-beginning of year	$72,017	$73,952	$64,139	$52,297	$45,986
Provision for loan losses	17,500	22,200	31,510	32,100	17,850
Allowance of banks and loans acquired	—	—	—	—	216
Charge-offs:
Commercial	(8,446)	(12,693)	(6,644)	(5,532)	(4,281)
Consumer
Credit card	(11,148)	(13,493)	(15,606)	(13,625)	(8,092)
Other	(1,530)	(1,945)	(2,979)	(4,911)	(4,147)
Real estate	(932)	(532)	(258)	(881)	(61)

Total charge-offs	(22,056)	(28,663)	(25,487)	(24,949)	(16,581)
Recoveries:
Commercial	1,136	813	637	1,419	1,338
Consumer
Credit card	1,766	2,366	1,327	1,334	1,253
Other	1,035	1,317	1,797	1,936	2,220
Real estate	28	32	29	2	15

Total recoveries	3,965	4,528	3,790	4,691	4,826

Net charge-offs	(18,091)	(24,135)	(21,697)	(20,258)	(11,755)

Allowance-end of year	$71,426	$72,017	$73,952	$64,139	$52,297

Average loans, net of unearned interest	$5,243,264	$4,748,909	$4,478,377	$4,356,187	$4,175,658
Loans at end of year, net of unearned interest	5,686,749	4,960,343	4,583,683	4,314,705	4,388,148
Allowance to loans at year-end	1.26%	1.45%	1.61%	1.49%	1.19%
Allowance as a multiple of net charge-offs	3.95	x	2.98	x	3.41	x	3.17	x	4.45	x
Net charge-offs to:
Provision for loan losses	103.38%	108.71%	68.86%	63.11%	65.86%
Average loans	0.35	0.51	0.48	0.47	0.28

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased $43.8 million, or 10.6 percent, to $458.1 million for the year ended December 31, 2012, compared to the same period in 2011. The increase in 2012 is primarily attributable to higher trust and securities processing income, gains on the sale of securities available for sale, and adjustments of the contingent consideration liabilities on acquisitions. The increase in 2011 is primarily attributed to higher trust and securities processing income and higher bankcard fees.

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

Table 5

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2012	2011	2010	12-11	11-10	12-11	11-10
Trust and securities processing	$225,094	$208,392	$160,356	$16,702	$48,036	8.0%	30.0%
Trading and investment banking	30,359	27,720	29,211	2,639	(1,491)	9.5	(5.1)
Service charges on deposit accounts	78,694	74,659	77,617	4,035	(2,958)	5.4	(3.8)
Insurance fees and commissions	4,095	4,375	5,565	(280)	(1,190)	(6.4)	(21.4)
Brokerage fees	11,105	9,950	6,345	1,155	3,605	11.6	56.8
Bankcard fees	60,567	59,767	54,804	800	4,963	1.3	9.1
Gains on sales of securities available for sale, net	20,232	16,125	8,315	4,107	7,810	25.5	93.9
Other	27,976	13,344	18,157	14,632	(4,813)	>100.0	(26.5)

Total noninterest income	$458,122	$414,332	$360,370	$43,790	$53,962	10.6%	15.0%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 5 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2012 compared to 2011, and in 2011 compared to 2010.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and mutual fund assets servicing. This income category increased by $16.7 million, or 8.0 percent in 2012, compared to 2011, and increased by $48.0 million, or 30.0 percent in 2011, compared to 2010. The Company increased fund administration and custody services fee income by $4.6 million and $6.8 million in 2012 and 2011, respectively. Advisory fee income from the Scout Funds increased $9.0 million in 2012 compared to 2011 and $14.4 million in 2011 compared to 2010. Fee income from institutional and personal investment management services increased $3.4 million in 2012 and $23.2 million in 2011. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Gains on sales of securities available for sale increased $4.1 million in 2012 compared to 2011 and increased by $7.8 million in 2011 compared to 2010.

Other noninterest income increased in 2012 by $14.6 million, or 109.7 percent, primarily driven by $8.7 million in adjustments decreasing the contingent consideration liabilities on acquisitions. These adjustments were due to the adoption of new accounting guidance related to fair value measurements and additional changes in cash flow projections.

Noninterest Expense

Noninterest expense increased in both 2012 and 2011 compared to the respective prior years. Noninterest expense increased in 2012 by $27.7 million, or 4.9 percent, compared to 2011 and increased in 2011 by $50.1 million, or 9.8 percent, compared to 2010. The main drivers of this increase in 2012 were salaries and employee benefits expense, marketing and business development, a legal settlement, and increases in the contingent consideration liability on acquisitions. Table 6 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 6

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2012	2011	2010	12-11	11-10	12-11	11-10
Salaries and employee benefits	$319,852	$294,756	$267,213	$25,096	$27,543	8.5%	10.3%
Occupancy, net	37,927	38,406	36,251	(479)	2,155	(1.2)	5.9
Equipment	43,465	42,728	44,934	737	(2,206)	1.7	(4.9)
Supplies and services	21,045	22,166	18,841	(1,121)	3,325	(5.1)	17.6
Marketing and business development	24,604	20,150	18,348	4,454	1,802	22.1	9.8
Processing fees	51,191	49,985	45,502	1,206	4,483	2.4	9.9
Legal and consulting	17,980	15,601	14,046	2,379	1,555	15.2	11.1
Bankcard	18,154	15,600	16,714	2,554	(1,114)	16.4	(6.7)
Amortization of other intangible assets	14,775	16,100	11,142	(1,325)	4,958	(8.2)	44.5
Regulatory fees	9,447	10,395	13,448	(948)	(3,053)	(9.1)	(22.7)
Class action litigation settlement	—	7,800	—	(7,800)	7,800	>100.0	>100.0
Other	32,014	29,059	26,183	2,955	2,876	10.2	11.0

Total noninterest expense	$590,454	$562,746	$512,622	$27,708	$50,124	4.9%	9.8%

Salaries and employee benefits expense increased $25.1 million, or 8.5 percent, and $27.5 million, or 10.3 percent, in 2012 and 2011, respectively. The increase in both 2012 and 2011 is primarily due to higher employee base salaries, higher commissions and bonuses and higher cost of benefits. Base salaries increased by $15.1 million, or 8.2 percent, in 2012, compared to the same period in 2011. Commissions and bonuses increased by $2.5 million, or 4.1 percent, in 2012, compared to the same period in 2011. Employee benefits increased by $7.4 million, or 15.8 percent, in 2012, compared to the same period in 2011.

Marketing and business development increased $4.5 million, or 22.1 percent, in 2012. This increase is driven by increased advertising campaigns and business development.

During the second quarter of 2011, the Company and its subsidiaries, UMB Bank, n.a., UMB Bank Colorado, n.a., UMB Bank Arizona, n.a., and UMB National Bank of America entered into an agreement to settle a class action lawsuit. While admitting no wrongdoing, in order to fully and finally resolve the litigation and avoid any further expense and distraction caused by the litigation, the Company established a $7.8 million escrow fund in accordance with this agreement.

Other noninterest expense increased $3.0 million, or 10.2 percent, primarily driven by an increase in contingent consideration liabilities on acquisitions of $3.5 million compared to 2011.

Income Taxes

Income tax expense totaled $47.5 million, $39.9 million, and $35.8 million in 2012, 2011 and 2010, respectively. These amounts equate to effective rates of 27.9 percent, 27.3 percent, and 28.3 percent for 2012, 2011 and 2010, respectively. The decrease in the effective tax rate from 2010 to 2011 is primarily attributable to an increase in the valuation allowance recorded during 2010. The increase in the effective tax rate from 2011 to 2012 results from changes in the portion of income earned from tax-exempt municipal securities and an increase in the state marginal tax rate.

For further information on income taxes refer to Note 16 of the Notes to Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect the Executive Committee’s changes in executive management responsibilities for each of the core businesses, the products and services provided and the types of customers served, and how financial information is currently evaluated by management. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. In 2011, the Business Segments were Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. For comparability purposes, amounts in all periods presented are based on methodologies in effect at December 31, 2012. Previously reported results have been reclassified to conform to the current organizational structure.

Table 7

Bank Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$275,178	$273,481	$1,697	0.62%
Provision for loan losses	8,098	11,060	(2,962)	(26.78)
Noninterest income	216,688	205,877	10,811	5.25
Noninterest expense	383,034	378,065	4,969	1.31

Income before taxes	100,734	90,233	10,501	11.64
Income tax expense	26,533	23,085	3,448	14.94

Net income	$74,201	$67,148	$7,053	10.50%

Bank’s net income increased by $7.1 million, or 10.5 percent, to $74.2 million compared to the same period for the prior year. This increase was driven by increased noninterest income, increased net interest income, a decrease in provision for loan losses offset by a slight increase in noninterest expense. Noninterest income increased $10.8 million, or 5.3 percent, over the same period in 2011. The noninterest income growth compared to 2011 was driven by increased securities gains of $4.1 million, increased bond trading income of $2.6 million and increased miscellaneous income of $8.6 million. The increase in miscellaneous income was attributable to a $3.0 million increase related to an adjustment in contingent consideration liabilities on acquisitions due to new accounting guidance, a $2.4 million increase in fair value adjustments on interest rate swap transactions and $0.6 million in gains on the sale of two branches during 2012. These increases were offset by a decrease in card services income of $6.7 million primarily driven by the impact of the Durbin amendment on interchange income. Provision decreased by $3.0 million, or 26.8 percent, due to improvements in the credit characteristics of the loan portfolio in this segment. Noninterest expense increased $5.0 million, or 1.3 percent, to $383.0 million as compared to 2011. The growth in noninterest expense is attributable to an increase in marketing expense of $2.5 million and a $10.4 million increase in support services. These increases are offset by the $7.8 million overdraft class action lawsuit settlement recorded in 2011.

Table 8

Payment Solutions Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$43,351	$42,101	$1,250	2.97%
Provision for loan losses	9,402	11,140	(1,738)	(15.60)
Noninterest income	65,723	54,702	11,021	20.15
Noninterest expense	68,903	56,367	12,536	22.24

Income before taxes	30,769	29,296	1,473	5.03
Income tax expense	9,430	9,002	428	4.75

Net income	$21,339	$20,294	$1,045	5.15%

Payments Solutions net income increased $1.0 million, or 5.2 percent, to $21.3 million from the prior year. Net interest margin increased by $1.3 million, or 3.0 percent, due to growth in earning assets, but offset by a reduction in funds transfer pricing credit on deposits. Provision expense decreased by $1.7 million, or 15.6 percent, due to lower charge offs and enhanced credit quality in the card portfolio. Noninterest income increased $11.0 million, or 20.2 percent, driven by a $7.5 million increase in cards services income due to increased sales volume for commercial card, retail credit card, and healthcare services. There was also an additional $3.4 million increase in deposit service charge income from institutional cash management and healthcare services customers driven from new business growth as well as an acquisition of customers. Noninterest expense increased by $12.5 million, or 22.2 percent, primarily from increased staffing, advertising, consulting and legal fees, and in bankcard processing fees associated with the increase in sales volume. Salaries and benefits expense increased $3.8 million, bankcard processing fees increased $2.4 million, advertising expense increased $2.0 million, legal and consulting increased $0.7 million, and support services increased $2.9 million compared to 2011.

Table 9

Institutional Investment Management Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$2	$45	$(43)	(95.56)%
Provision for loan losses	—	—	—	—
Noninterest income	100,093	83,955	16,138	19.22
Noninterest expense	70,527	64,050	6,477	10.11

Income before taxes	29,568	19,950	9,618	48.21
Income tax expense	8,269	5,534	2,735	49.42

Net income	$21,299	$14,416	$6,883	47.75%

Institutional Investment Management net income increased $6.9 million, or 47.8 percent, to $21.3 million for the 2012 compared to the prior year. This increase is due to a large increase in noninterest income offset by an increase in noninterest expense. Noninterest income increased $16.1 million, or 19.2 percent, to $100.1 million primarily due to an $11.2 million increase in advisory fees due to increased asset values year-to-date compared to the prior year and the addition of a new administrative fee added in early 2012. Another driver was a $4.3 million adjustment decreasing the contingent consideration liabilities on acquisitions in this segment related to new accounting guidance to fair value measurements. Noninterest expense increased $6.5 million, or 10.1 percent, to $70.5 million compared to a year ago. This increase was due to a $1.1 million increase in salaries and benefits, a $0.9 million increase in third party distribution expense and a $3.1 million increase in contingent consideration liabilities on acquisitions related to cash flow estimate changes on acquisitions compared to last year.

Table 10

Asset Servicing Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2012	2011	12-11	12-11
Net interest income	$1,525	$1,346	$179	13.30%
Provision for loan losses	—	—	—	—
Noninterest income	75,618	69,798	5,820	8.34
Noninterest expense	67,990	64,264	3,726	5.80

Income before taxes	9,153	6,880	2,273	33.04
Income tax expense	3,275	2,266	1,009	44.53

Net income	$5,878	$4,614	$1,264	27.39%

Asset Servicing net income increased $1.3 million, or 27.4 percent, to $5.9 million compared to the prior year. Noninterest income increased $5.8 million, or 8.3 percent, driven primarily by new business added in transfer agent, alternative investment, and fund administration services. Net interest margin increased by $0.2 million, or 13.3 percent, due to an increase in deposits in the last quarter, offset by an overall decrease in deposit funds transfer credit. Noninterest expense increased $3.7 million, or 5.8 percent, due primarily to staffing added to support new business, increasing salary and benefit expense by $4.7 million, or 17.7 percent, compared to 2011. This increase was offset by a decrease in processing fees of $0.9 million and amortization expense of intangibles of $0.5 million compared to last year.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances held for investment increased by $726.4 million, or 14.6 percent, in 2012. Commercial loans had the most significant growth in outstanding balances in 2012, compared to 2011. Commercial real estate and home equity loans had smaller increases compared to 2011. These increases were offset by small decreases in consumer loans and construction real estate.

Table 11

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2012	2011	2010	2009	2008
Commercial	$2,873,694	$2,234,817	$1,937,052	$1,963,533	$2,128,512
Commercial—credit card	104,320	95,339	84,544	65,273	59,196
Real estate—construction	78,486	84,590	128,520	106,914	89,960
Real estate—commercial	1,435,811	1,394,555	1,294,897	1,141,447	1,030,227
Leases	19,084	3,834	7,055	7,510	9,895

Total business-related	4,511,395	3,813,135	3,452,068	3,284,677	3,317,790

Real estate—residential	212,363	185,886	193,157	218,081	181,935
Real estate—HELOC	573,923	533,032	476,057	435,814	377,740
Consumer—credit card	334,518	333,646	322,208	231,254	194,958
Consumer—other	54,550	94,644	140,193	144,879	315,725

Total consumer-related	1,175,354	1,147,208	1,131,615	1,030,028	1,070,358

Loans before allowance and loans held for sale	5,686,749	4,960,343	4,583,683	4,314,705	4,388,148
Allowance for loan losses	(71,426)	(72,017)	(73,952)	(64,139)	(52,297)

Net loans before loans held for sale	5,615,323	4,888,326	4,509,731	4,250,566	4,335,851
Loans held for sale	3,877	10,215	14,414	17,523	21,886

Net loans and loans held for sale	$5,619,200	$4,898,541	$4,524,145	$4,268,089	$4,357,737

As a % of total loans and loans held for sale
Commercial	50.49%	44.96%	42.13%	45.32%	48.27%
Commercial—credit card	1.83	1.92	1.84	1.51	1.34
Real estate—construction	1.38	1.70	2.80	2.47	2.04
Real estate—commercial	25.23	28.06	28.16	26.35	23.36
Leases	0.34	0.08	0.15	0.17	0.22

Total business-related	79.27	76.72	75.08	75.82	75.23

Real estate—residential	3.73	3.74	4.20	5.03	4.13
Real estate—HELOC	10.09	10.72	10.35	10.06	8.57
Consumer—credit card	5.88	6.71	7.01	5.34	4.42
Consumer—other	0.96	1.90	3.05	3.35	7.15

Total consumer-related	20.66	23.07	24.61	23.78	24.27
Loans held for sale	0.07	0.21	0.31	0.40	0.50

Total loans and loans held for sale	100.0%	100.0%	100.0%	100.0%	100.0%

Included in Table 11 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 79.3 percent and 76.7 percent of total loans and loans held for sale at the end of 2012 and 2011, respectively.

Commercial loans represent the largest percent of total loans. Commercial loans have increased $638.9 million, or 28.6 percent, compared to 2011. Commercial loans have also increased to 50.5 percent of total loans compared to 45.0 percent in 2011. The Company has also increased its capacity to lend through increased commitments over 2011. Commercial line utilization has remained lower compared to prior years due to the current economic conditions.

As a percentage of total loans, commercial real estate and real estate construction loans now comprise 26.6 percent of total loans, compared to 29.8 percent at the end of 2011. Commercial real estate increased

41.3 million, or 3.0 percent, compared to 2011. This increase was offset by a $6.1 million, or 7.2 percent, decrease in construction real estate. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

Bankcard loans including both commercial and consumer categories have increased $9.9 million, or 2.3 percent in 2012, compared to 2011. The increase in bankcard loans is due primarily to continued promotional activity and rewards programs associated with the various card products.

Other consumer loans continued to decrease in total amount outstanding and as a percentage of loans. These loans decreased $40.1 million, or 42.4 percent, compared to 2011 and decreased to 1.0 percent of total loans in 2012 compared to 1.9 percent in 2011. This decrease was driven by a reduction in auto loans with reduced demand for other consumer credit as well.

Real estate home equity loans (HELOC) have increased $40.9 million, or 7.7 percent, compared to 2011, but decreased slightly to 10.1 percent of total loans compared to 2011. The HELOC growth was a result of the success of multiple promotions, as well as market penetration within the Company’s current customer base through its current distribution channels.

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

Securities available for sale and securities held to maturity comprised 52.0 percent and 50.0 percent of earning assets as of December 31, 2012 and 2011, respectively. Total investment securities totaled $7.1 billion at December 31, 2012, compared to $6.3 billion at year-end 2011. Management expects deposit balance changes, loan demand, and collateral pledging requirements for public funds to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 97.2 percent of the Company’s investment securities portfolio at December 31, 2012, compared to 97.3 percent at year-end 2011. Securities available for sale had a net unrealized gain of $134.8 million at year-end, compared to a net unrealized gain of $128.0 million the preceding year. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, as an unrealized gain of $85.6 million at year-end 2012, compared to an unrealized gain of $81.1 million for 2011.

The securities portfolio achieved an average yield on a tax-equivalent basis of 2.1 percent for 2012, compared to 2.4 percent in 2011, and 2.7 percent in 2010. The decrease in yield is due to the replacement of higher yielding securities with lower yielding securities as the investment portfolio is reinvested. The average life of the securities portfolio was 40.0 months at December 31, 2012, compared to 32.8 months at year-end 2011. The increase in average life from December 31, 2012 and December 31, 2011 was related to a strategy of buying longer-term investments in order to increase the average life of the portfolio.

Included in Tables 12 and 13 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4 to the Consolidated Financial Statements on page 72 of this document). The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and Corporates were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Table 12

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2012	Amortized Cost	Fair Value
U.S. Treasury	$116,856	$117,851
U.S. Agencies	1,019,640	1,026,115
Mortgage-backed	3,480,006	3,556,193
State and political subdivisions	1,842,715	1,892,684
Corporates	337,706	338,887
Commercial Paper	5,733	5,733

Total	$6,802,656	$6,937,463

December 31, 2011	Amortized Cost	Fair Value
U.S. Treasury	$184,523	$189,325
U.S. Agencies	1,615,637	1,632,009
Mortgage-backed	2,437,282	2,492,348
State and political subdivisions	1,642,844	1,694,036
Corporates	99,620	100,164
Commercial Paper	—	—

Total	$5,979,906	$6,107,882

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$2,005	0.98%	$252,983	1.03%
Due after 1 year through 5 years	96,026	0.89	773,132	0.87
Due after 5 years through 10 years	19,820	1.67	—	—
Due after 10 years	—	—	—	—

Total	$117,851	1.02%	$1,026,115	0.91%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$56,799	3.04%	$217,581	2.96%
Due after 1 year through 5 years	3,325,225	2.11	826,808	2.84
Due after 5 years through 10 years	171,013	1.89	692,953	3.23
Due after 10 years	3,156	3.34	155,342	3.25

Total	$3,556,193	2.11%	$1,892,684	3.03%

	Corporates		Commercial Paper
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$37,723	1.06%	$5,733	0.40%	$572,824
Due after 1 year through 5 years	301,164	1.09	—	—	5,322,355
Due after 5 years through 10 years	—	—	—	—	883,786
Due after 10 years	—	—	—	—	158,498

Total	$338,887	1.09%	$5,733	0.40%	$6,937,463

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2011	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%	$525,045	1.41%
Due after 1 year through 5 years	184,265	1.32	1,106,964	1.17
Due after 5 years through 10 years	5,060	1.98	—	—
Due after 10 years	—	—	—	—

Total	$189,325	1.34%	$1,632,009	1.25%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2011	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$66,084	4.62%	$271,922	3.17%
Due after 1 year through 5 years	2,140,763	2.55	815,473	3.12
Due after 5 years through 10 years	267,696	2.78	515,414	3.75
Due after 10 years	17,805	4.12	91,227	3.61

Total	$2,492,348	2.65%	$1,694,036	3.34%

	Corporates		Commercial Paper
December 31, 2011	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$—	—%	$—	—%	$863,051
Due after 1 year through 5 years	100,164	1.34	—	—	4,347,629
Due after 5 years through 10 years	—	—	—	—	788,170
Due after 10 years	—	—	—	—	109,032

Total	$100,164	1.51%	$—	—%	$6,107,882

Table 13

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2012	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$1,751	$1,976	4.81%
Due after 1 year through 5 years	31,802	35,887	3.06%
Due after 5 years through 10 years	28,084	31,691	3.21%
Due over 10 years	53,119	59,941	3.14%

Total	$114,756	$129,495	10 yr. 8 mo.

December 31, 2011
Due in one year or less	$256	$293	1.55%
Due after 1 year through 5 years	30,154	34,560	3.28%
Due after 5 years through 10 years	17,562	20,128	4.38%
Due over 10 years	41,274	47,306	3.46%

Total	$89,246	$102,287	11 yr. 0 mo.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net sold position was $32.7 million at December 31, 2012, and $13.1 million at December 31, 2011.

The Bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $348.6 million in 2012 and $408.9 million in 2011.

At December 31, 2012, the Company held securities bought under agreements to resell of $57.2 million compared to $53.0 million at year end 2011. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. These investments averaged $22.0 million in 2012 and $27.5 million in 2011.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2012 were $53.2 million, compared to $51.9 million in 2011, and were recorded at market value. As discussed in the “Quantitative and Qualitative Disclosures About Market Risk—Trading Account” in Part II, Item 7A on page 48, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $720.5 million as of December 31, 2012 compared to $1.16 billion as of December 31, 2011 and includes amounts due from the Federal Reserve Bank and from certificates of deposits held at other financial institutions. The amount due from the Federal Reserve Bank totaled $698.6 million and $1,013.1 million at December 31, 2012 and 2011, respectively. The amounts due from certificates of deposit totaled $21.9 million and $151.0 million at December 31, 2012 and 2011, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $11.7 billion at December 31, 2012, and $10.2 billion at year end 2011. Deposits averaged $10.5 billion in 2012 and $9.6 billion in 2011. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest–bearing demand deposits averaged $4.3 billion in 2012 and $3.4 billion in 2011. These deposits represented 40.5 percent of average deposits in 2012, compared to 35.6 percent in 2011. The Company’s large commercial customer base provides a significant source of noninterest–bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 14

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2012	2011
Maturing within 3 months	$364,449	$462,992
After 3 months but within 6 months	99,700	142,852
After 6 months but within 12 months	122,514	135,225
After 12 months	155,402	191,870

Total	$742,065	$932,939

Table 15

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2012	2011	2010	2009	2008
Amount
Noninterest-bearing demand	$4,256,618	$3,414,843	$2,795,458	$2,372,456	$1,936,170
Interest-bearing demand and savings	5,021,526	4,731,300	4,059,615	3,631,486	3,162,015
Time deposits under $100,000	577,656	661,957	728,804	782,469	833,033

Total core deposits	9,855,800	8,808,100	7,583,877	6,786,411	5,931,218
Time deposits of $100,000 or more	665,858	785,537	868,089	797,614	601,052

Total deposits	$10,521,658	$9,593,637	$8,451,966	$7,584,025	$6,532,270

As a % of total deposits
Noninterest-bearing demand	40.46%	35.59%	33.07%	31.28%	29.64%
Interest-bearing demand and savings	47.72	49.32	48.03	47.88	48.41
Time deposits under $100,000	5.49	6.90	8.63	10.32	12.75

Total core deposits	93.67	91.81	89.73	89.48	90.80
Time deposits of $100,000 or more	6.33	8.19	10.27	10.52	9.20

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $1.8 billion at December 31, 2012, and $1.9 billion at December 31, 2011. These agreements averaged $1.4 and $1.5 billion in 2012 and 2011, respectively. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 16

SHORT-TERM DEBT (in thousands)

	2012		2011
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$—	0.00%	$2,796	0.02%
Repurchase agreements	1,787,270	0.33	1,948,031	0.11
Other	—	0.00	12,000	1.10

Total	$1,787,270	0.33%	$1,962,827	0.12%

Average for year:
Federal funds purchased	$35,589	0.06%	$32,804	0.05%
Repurchase agreements	1,374,888	0.14	1,438,207	0.12
Other	5,656	1.17	25,296	0.12

Total	$1,416,133	0.14%	$1,496,307	0.12%

Maximum month-end balance:
Federal funds purchased	$65,343		$46,208
Repurchase agreements	1,787,270		1,948,031
Other	—		26,798

The Company had two fixed-rate advances at December 31, 2012, from the Federal Home Loan Banks at rates of 5.89 percent. These advances, collateralized by the Company’s securities, are used to offset interest rate risk of longer-term fixed-rate loans.

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

Total shareholders’ equity was $1.3 billion at December 31, 2012, compared to $1.2 billion one year earlier. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. During 2012 and 2011, the Company acquired 472,956 shares and 238,834 shares of its common stock, respectively.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 11.05 percent and total capital ratio of 11.92 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on page 46 of this report.

Table 17

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2012, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$839	$2,939	$99	$3,877
Loans and leases	—	44,886	221,925	5,419,938	5,686,749
Securities available for sale	2,079,107	4,356,945	23,166	343,440	6,802,658
Securities held to maturity	—	114,756	—	—	114,756
Federal funds and resell agreements	—	89,868	—	—	89,868
Trading securities	400	11,793	12,914	30,657	55,764
Cash and due from banks	782,452	605,822	—	—	1,388,274
All other assets	11,779	—	—	431,532	443,311

Category totals	2,873,738	5,224,909	260,944	6,225,666	14,585,257

Risk-weighted totals	—	1,044,982	130,472	6,225,666	7,401,120
Off-balance-sheet items (risk-weighted)	—	825	1,017	983,268	985,110

Total risk-weighted assets	$—	$1,045,807	$131,489	$7,208,934	$8,386,230

	Tier1	Tier2	Total
Regulatory Capital
Shareholders’ equity	$1,279,345	$—	$1,279,345
Accumulated other comprehensive gains	(85,588)	—	(85,588)
Goodwill and intangibles	(267,291)	—	(267,291)
Allowance for loan losses	—	73,292	73,292

Total capital	$926,466	$73,292	$999,758

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			11.05%
Total capital to risk-weighted assets			11.92%
Leverage ratio (Tier 1 to total average assets less goodwill and intangibles)			6.81%

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” with the Notes to Consolidated Financial Statements under Item 8 on pages 78 and 79.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 18 below, as well as Note 14, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated

Financial Statements under Item 8 on pages 85 through 87 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 18

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2012. The Company has no capital leases or long-term purchase obligations. Includes principal payments only.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$1,787,270	$1,787,270	$—	$—	$—
Short-term debt obligations	—	—	—	—	—
Long-term debt obligations	5,879	1,773	2,616	1,186	304
Operating lease obligations	65,396	8,215	14,487	12,698	29,996
Time open and C.D.’s	1,282,334	992,595	196,661	87,013	6,065

Total	$3,140,879	$2,789,853	$213,764	$100,897	$36,365

As of December 31, 2012, the total liabilities for unrecognized tax benefits were $4.3 million. The Company cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 16 to the consolidated financial statements for information regarding the liabilities associated with unrecognized tax benefits.

The table below (a continuation of Table 18 above) details the commitments, contingencies and guarantees for the Company as of December 31, 2012.

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$2,458,444	$414,158	$354,934	$1,010,126	$679,226
Commitments to extend credit under credit card loans	2,184,415	2,184,415	—	—	—
Commercial letters of credit	1,041	1,041	—	—	—
Standby letters of credit	343,503	217,864	84,335	41,304	—
Futures contracts	7,500	7,500	—	—	—
Forward foreign exchange contracts	2,005	2,005	—	—	—
Spot foreign exchange contracts	2,910	2,910	—	—	—

Total	$4,999,818	$2,829,893	$439,269	$1,051,430	$679,226

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

Goodwill and Other Intangibles

Goodwill is tested for impairment annually and more frequently whenever events or changes in circumstance indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. During the quarter ended December 31, 2012, the Company changed its goodwill testing date from November 30 to October 1. The selection of October 1 as the annual testing date is preferable as the Company will have more time and greater availability of accounting resources because the new testing date is two months earlier relative to the fiscal year-end close and reporting process. As a result of the change in the annual goodwill impairment testing date, the Company completed a test as of October 1, 2012 and no more than 12 months elapsed between annual tests. The change in accounting principle related to changing the annual goodwill impairment testing date did not accelerate, delay, or cause an impairment charge. Due to the significant judgments and estimates that are utilized in the goodwill impairment test, the Company determined it was impracticable to objectively determine, without the use of hindsight, the assumptions that would have been used as of each October 1 for periods before October 1, 2012. As such, the Company prospectively applied the change in the annual goodwill impairment testing date from October 1, 2012.

To test goodwill for impairment, the Company performs a qualitative assessment of each reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test is not required. Otherwise, the Company compares the fair value of its reporting units to their carrying amounts to determine if an impairment is indicated. If an impairment is indicated, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount. An impairment loss is measured as the excess of the carrying value of a reporting unit’s goodwill over its implied fair value. As a result of such impairment tests, the Company has not recognized an impairment charge.

For customer-based identifiable intangibles, the Company amortizes the intangibles over their estimated useful lives of up to seventeen years. When facts and circumstances indicate potential impairment of amortizing intangible assets, the Company evaluates the fair value of the asset and compares it to the carrying value for possible impairment. For more information see “Goodwill and Other Intangibles” in Note 7 in the Notes to the Consolidated Financial Statements.

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

Accounting for Stock-Based Compensation

The amount of compensation recognized is based primarily on the value of the awards on the grant date. To value stock options, the Company uses the Black-Scholes model, which requires the input of several variables. The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock on the grant date is used to value awards of restricted stock. Forfeitures are estimated at the grant date and reduce the expense recognized. The forfeiture rate is adjusted annually based on experience. The value of the awards, adjusted for forfeitures, is amortized using the straight-line method over the requisite service period. Management of the Company believes that it is probable that all current performance-based awards will achieve the performance target. Please see the discussion of the “Accounting for Stock-Based Compensation” under Note 1 and Note 11 in the Notes to the Consolidated Financial Statements under Item 8 on pages 58 and 80.

Accounting for Uncertainty in Income Taxes

The Company is subject to income taxes in the U.S. federal and various states jurisdictions. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. The Company records the financial statement effects of an income tax position when it is more likely than not that the position will be sustained on the basis of the technical merits. We recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The measurement of any unrecognized tax benefit is based on management’s best judgment. These liabilities may change as a result of changes in tax laws and regulations, interpretations of law by taxing authorities, and income tax examinations among other factors. Due to the complexity of these uncertainties, the ultimate resolution may differ from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 16 in the Notes to the Consolidated Financial Statements.

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

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2012			2011
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2) (3)	$5,251.3	$217.6	41.4%	$4,756.2	$219.4	4.61%
Securities:
Taxable	4,612.5	81.0	1.76	4,224.5	85.1	2.01
Tax-exempt (FTE)	1,862.8	57.9	3.11	1,497.8	53.0	3.54

Total securities	6,475.3	138.9	2.14	5,722.3	138.1	2.41
Federal funds sold and resell agreements	26.5	0.1	0.46	31.3	0.1	0.32
Interest-bearing	547.8	1.8	0.33	837.8	3.3	0.39
Other earning assets (FTE)	53.2	1.2	2.34	51.9	1.4	2.64

Total earning assets (FTE)	12,354.1	359.6	2.91	11,399.5	362.3	3.18
Allowance for loan losses	(73.0)			(73.0)
Cash and due from banks	402.1			396.9
Other assets	706.0			693.9

Total assets	$13,389.2			$12,417.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$5,021.5	$6.5	0.13%	$4,731.3	$8.0	0.17%
Time deposits under $100,000	577.6	4.9	0.85	662.0	7.8	1.18
Time deposits of $100,000 or more	665.9	6.0	0.90	785.5	8.8	1.12

Total interest bearing deposits	6,265.0	17.4	0.28	6,178.8	24.6	0.40
Short-term debt	5.6	0.1	1.75	25.3	0.2	0.79
Long-term debt	5.9	0.3	5.08	11.3	0.2	1.77
Federal funds purchased and repurchase agreements	1,410.5	1.9	0.13	1,471.0	1.7	0.12

Total interest bearing liabilities	7,687.0	19.7	0.26	7,686.4	26.7	0.35
Noninterest bearing demand deposits	4,256.6			3,414.8
Other	187.3			177.4

Total	12,130.9			11,278.6

Total shareholders’ equity	1,258.3			1,138.7

Total liabilities and shareholders’ equity	$13,389.2			$12,417.3

Net interest income (FTE)		$339.9			$335.6
Net interest spread			2.65%			2.83%
Net interest margin			2.75%			2.94%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $19.9 million $18.6 million, $16.6 million, $16.7 million, and $13.9 million in 2012, 2011, 2010, 2009, and 2008, respectively.
(2)	Loan fees are included in interest income. Such fees totaled $11.0 million $11.6 million, $13.0 million, $13.8 million, and $13.2 million in 2012, 2011, 2010, 2009, and 2008, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

FIVE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (in millions) (continued)

2010			2009			2008
Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance Five-Year Compound Growth Rate
$4,490.6	$222.1	4.95%	$4,383.6	$215.6	4.92%	$4,193.9	$242.0	5.77%	5.85%
3,964.7	90.4	2.28	3,432.4	106.5	3.10	2,616.5	110.4	4.22	15.45
1,067.7	45.7	4.28	916.3	45.7	4.98	764.1	39.8	5.20	17.03

5,032.4	136.1	2.71	4,348.7	152.2	3.50	3,380.6	150.2	4.44	15.85
44.4	0.2	0.36	54.1	0.3	0.49	321.8	7.8	2.42	(39.25)
593.5	3.9	0.66	492.9	4.1	0.83	66.8	0.4	0.68	100.00
41.4	0.8	1.91	33.5	0.8	2.39	40.6	1.5	3.69	(1.71)

10,202.3	363.1	3.56	9,312.8	373.0	4.00	8,003.7	401.9	5.02	11.03
(69.1)			(57.3)			(49.5)			11.58
388.9			345.2			487.6			(2.98)
586.1			510.0			456.2			11.26

$11,108.2			$10,110.7			$8,897.9			10.37%

$4,059.6	$10.1	0.25%	$3,631.4	$16.1	0.45%	$3,162.0	$37.8	1.20%	14.02%
728.8	11.8	1.62	782.5	18.4	2.35	833.0	30.7	3.69	(3.32)
868.1	11.5	1.32	797.6	15.4	1.93	601.1	21.2	3.53	13.90

5,656.5	33.4	0.59	5,211.5	49.9	0.96	4,596.1	89.7	1.95	11.11
23.2	—	0.00	19.8	—	1.28	17.4	0.6	1.28	13.39
19.1	0.4	0.03	32.1	1.3	4.53	36.3	1.7	4.53	(21.33)
1,409.3	2.0	0.14	1,351.2	2.0	0.15	1,288.9	21.3	1.65	5.07

7,108.1	35.8	0.50	6,614.6	53.2	0.80	5,938.7	113.3	1.90	9.66
2,795.5			2,372.5			1,936.2			13.16
137.7			117.0			89.9			27.92

10,041.3			9,104.1			7,964.8			10.85

1,066.9			1,006.6			933.1			6.20

$11,108.2			$10,110.7			$8,897.9			10.37%

	$327.3			$319.7			$288.6
		3.06%			3.20%			3.12%
		3.21%			3.43%			3.60%

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

Table 19 shows the expected net interest income increase or decrease over the next twelve months as of December 31, 2012 and 2011.

Table 19

MARKET RISK (in thousands)

	Net Interest Income
Rate Change in Basis Points	December 31, 2012 Amount of Change	December 31, 2011 Amount of Change
300	$20,471	$20,555
200	13,576	12,176
100	6,501	6,679
Static	—	—
(100)	N/A	N/A

The Company is positioned close to neutral with respect to interest rate changes and slightly positive in rising rate environments at December 31, 2012. Large increases in interest rates are projected to cause increases in net interest income with smaller changes having little impact. Due to the already low interest rate environment interest rates on liabilities are so low that there is little room for further rate reductions. The Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase.

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

Management attempts to structure the balance sheet to provide for the repricing of approximately equal amounts of assets and liabilities within specific time intervals. Table 20 is a static gap analysis, which presents the Company’s assets and liabilities, based on their repricing or maturity characteristics and reflecting principal amortization. Table 21 presents the break-out of fixed and variable rate loans by repricing or maturity characteristics for each loan class.

Table 20

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2012	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$3,381.3	$249.4	$408.2	$4,038.9	$1,547.6	$104.1	$5,690.6
Securities	627.7	412.5	707.7	1,747.9	3,710.1	1,620.6	7,078.6
Federal funds sold and resell agreements	89.9	—	—	89.9	—	—	89.9
Other	756.6	4.9	3.5	765.0	11.2	—	776.2

Total earning assets	$4,855.5	$666.8	$1,119.4	$6,641.7	$5,268.9	$1,724.7	$13,635.3

% of total earning assets	35.6%	4.9%	8.2%	48.7%	38.6%	12.7%	100.0%

Funding sources
Interest-bearing demand and savings	$957.6	$718.1	$1,436.3	$3,112.0	$190.9	$2,147.6	$5,450.5
Time deposits	507.4	221.2	264.0	992.6	283.6	6.1	1,282.3
Federal funds purchased and repurchase agreements	1,787.3	—	—	1,787.3	—	—	1,787.3
Borrowed funds	5.9	—	—	5.9	—	—	5.9
Noninterest-bearing sources	3,040.5	72.3	132.2	3,245.0	749.7	1,114.6	5,109.3

Total funding sources	$6,298.7	$1,011.6	$1,832.5	$9,142.8	$1,224.2	$3,268.3	$13,635.3

% of total earning assets	46.2%	7.4%	13.5%	67.1%	9.0%	23.9%	100.0%
Interest sensitivity gap	$(1,443.2)	$(344.8)	$(713.1)	$(2,501.1)	$4,044.7	$(1,543.6)
Cumulative gap	(1,443.2)	(1,788.0)	(2,501.1)	(2,501.1)	1,543.6	—
As a % of total earning assets	(10.6)%	(13.1)	(18.4)	(18.4)	11.2	—
Ratio of earning assets to funding sources	0.77	0.66	0.61	0.73	4.30	0.53

Cumulative ratio of Earning Assets 2012	0.77	0.76	0.73	0.73	1.15	1.00
to Funding Sources 2011	0.80	0.80	0.77	0.77	1.21	1.00

Table 21

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2012 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial	$1,984,141	$21,511	$—	$2,005,652
Commercial – Credit Card	104,320	—	—	104,320
Real Estate – Construction	43,443	8,156	—	51,599
Real Estate – Commercial	299,762	104,006	2,148	405,916
Real Estate – Residential	37,842	42,186	14,981	95,009
Real Estate – HELOC	14,090	—	—	14,090
Consumer – Credit Card	334,518	—	—	334,518
Consumer – Other	17,834	13	—	17,847
Leases	19,084	—	—	19,084

Total variable rate loans	2,855,034	175,872	17,129	3,048,035
Fixed Rate
Commercial	$350,526	$489,441	$28,075	$868,042
Commercial – Credit Card	—	—	—	—
Real Estate – Construction	13,883	12,345	659	26,887
Real Estate – Commercial	365,693	622,962	41,240	1,029,895
Real Estate – Residential	44,666	59,955	16,610	121,231
Real Estate – HELOC	386,094	173,723	16	559,833
Consumer – Credit Card	—	—	—	—
Consumer – Other	23,046	13,298	359	36,703
Leases	—	—	—	—

Total fixed rate loans	1,183,908	1,371,724	86,959	2,642,591

Total loans and loans held for sale	$4,038,942	1,547,596	104,088	5,690,626

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

This account had a balance of $55.8 million as of December 31, 2012, compared to $58.1 million as of December 31, 2011.

Other Market Risk

The Company does not have material commodity price risks or derivative risks.

Credit Risk

Credit risk represents the risk that a customer or counterparty may not perform in accordance with contractual terms. The Company utilizes a centralized credit administration function, which provides information on the Bank’s risk levels, delinquencies, an internal ranking system and overall credit exposure. Loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards. In addition, the Company has an internal loan review staff that operates independently of the Bank. This review team performs periodic examinations of the bank’s loans for credit quality, documentation and loan administration. The respective regulatory authority of the Bank also reviews loan portfolios.

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate loans comprise only 25.2 percent of total loans at December 31, 2012, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses (ALL) is discussed on pages 25 and 26. Also, please see Table 4 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of non-performing loans. Non-performing loans include both nonaccrual loans and restructured loans. The Company’s non-performing loans increased $2.5 million from December 31, 2011, and increased $0.4 million compared to December 31, 2010. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $3.5 million in other real estate owned as of December 31, 2012. There was $6.0 million of other real estate owned at December 31, 2011. Loans past due more than 90 days totaled $3.6 million at December 31, 2012, compared to $6.0 million at December 31, 2011.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $12.5 million of restructured loans at December 31, 2012, and $6.0 million at December 31, 2011.

Table 22 summarizes the various aspects of credit quality discussed above.

Table 22

LOAN QUALITY (in thousands)

	December 31
	2012		2011		2010		2009		2008
Nonaccrual loans	$16,376		$22,650		$24,925		$21,263		$8,675
Restructured loans on nonaccrual	11,727		2,931		217		2,000		141

Total non-performing loans	28,103		25,581		25,142		23,263		8,816
Other real estate owned	3,524		5,959		4,387		5,203		1,558

Total non-performing assets	$31,627		$31,540		$29,529		$28,466		$10,374

Loans past due 90 days or more	$3,554		$5,998		$5,480		$8,319		$6,923
Restructured loans accruing	752		3,089		—		—		—
Allowance for loans losses	71,426		72,017		73,952		64,139		52,297
Ratios
Non-performing loans as a % of loans	0.49%		0.52%		0.55%		0.54%		0.20%
Non-performing assets as a % of loans plus other real estate owned	0.56		0.64		0.64		0.66		0.24
Non-performing assets as a % of total assets	0.21		0.23		0.24		0.24		0.09
Loans past due 90 days or more as a % of loans	0.06		0.12		0.12		0.18		0.16
Allowance for Loan Losses as a % of loans	1.26		1.45		1.61		1.48		1.19
Allowance for Loan Losses as a multiple of non-performing loans	2.54	x	2.82	x	2.94	x	2.76	x	5.93	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.9 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2012, approximately 81.2 percent of the securities available-for-sale were pledged or used as collateral; compared to 89.1 percent at December 31, 2011.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2012, was $5.0 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating expenses, and treasury stock purchases. Management fees and dividends received from bank and non-bank subsidiaries traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Bank is subject to various rules regarding payment of dividends to the Company. For the most part, the bank can pay dividends at least equal to its current year’s earnings without seeking prior regulatory approval.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. As shown above, the Company had no advances outstanding at December 31, 2012.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the accompanying statements of financial condition of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 25, 2013

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2012	2011
ASSETS
Loans	$5,686,749	$4,960,343
Allowance for loan losses	(71,426)	(72,017)

Net loans	5,615,323	4,888,326
Loans held for sale	3,877	10,215
Investment securities:
Available for sale	6,937,463	6,107,882
Held to maturity (market value of $129,495 and $102,287, respectively)	114,756	89,246
Trading	55,764	58,142
Federal Reserve Bank stock and other	26,333	22,212

Total investment securities	7,134,316	6,277,482
Federal funds sold and securities purchased under agreements to resell	89,868	66,078
Interest-bearing due from banks	720,500	1,164,007
Cash and due from banks	667,774	446,580
Bank premises and equipment, net	244,600	227,936
Accrued income	69,749	75,997
Goodwill	209,758	211,114
Other intangibles	68,803	84,331
Other assets	102,628	89,332

Total assets	$14,927,196	$13,541,398

LIABILITIES
Deposits:
Noninterest-bearing demand	$4,920,581	$3,941,372
Interest-bearing demand and savings	5,450,450	4,680,125
Time deposits under $100,000	540,269	615,475
Time deposits of $100,000 or more	742,065	932,939

Total deposits	11,653,365	10,169,911
Federal funds purchased and repurchase agreements	1,787,270	1,950,827
Short-term debt	—	12,000
Long-term debt	5,879	6,529
Accrued expenses and taxes	182,468	186,380
Other liabilities	18,869	24,619

Total liabilities	13,647,851	12,350,266

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 40,340,878 and 40,426,342 shares outstanding, respectively	55,057	55,057
Capital surplus	732,069	723,299
Retained earnings	787,015	697,923
Accumulated other comprehensive income	85,588	81,099
Treasury stock, 14,715,852 and 14,630,388 shares, at cost, respectively	(380,384)	(366,246)

Total shareholders’ equity	1,279,345	1,191,132

Total liabilities and shareholders’ equity	$14,927,196	$13,541,398

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2012	2011	2010
INTEREST INCOME
Loans	$217,391	$219,076	$221,797
Securities:
Available for sale—taxable interest	81,013	85,120	90,409
Available for sale—tax exempt interest	35,960	33,079	27,998
Held to maturity—tax exempt interest	2,264	1,687	1,499

Total securities income	119,237	119,886	119,906

Federal funds sold and resell agreements	121	102	159
Interest-bearing due from banks	1,789	3,284	3,914
Trading securities	1,147	1,305	731

Total interest income	339,685	343,653	346,507

INTEREST EXPENSE
Deposits	17,416	24,628	33,447
Federal funds purchased and repurchase agreements	1,884	1,712	2,017
Other	329	340	430

Total interest expense	19,629	26,680	35,894

Net interest income	320,056	316,973	310,613
Provision for loan losses	17,500	22,200	31,510

Net interest income after provision for loan losses	302,556	294,773	279,103

NONINTEREST INCOME
Trust and securities processing	225,094	208,392	160,356
Trading and investment banking	30,359	27,720	29,211
Service charges on deposit accounts	78,694	74,659	77,617
Insurance fees and commissions	4,095	4,375	5,565
Brokerage fees	11,105	9,950	6,345
Bankcard fees	60,567	59,767	54,804
Gains on sales of securities available for sale, net	20,232	16,125	8,315
Other	27,976	13,344	18,157

Total noninterest income	458,122	414,332	360,370

NONINTEREST EXPENSE
Salaries and employee benefits	319,852	294,756	267,213
Occupancy, net	37,927	38,406	36,251
Equipment	43,465	42,728	44,934
Supplies and services	21,045	22,166	18,841
Marketing and business development	24,604	20,150	18,348
Processing fees	51,191	49,985	45,502
Legal and consulting	17,980	15,601	14,046
Bankcard	18,154	15,600	16,714
Amortization of other intangible assets	14,775	16,100	11,142
Regulatory fees	9,447	10,395	13,448
Class action litigation settlement	—	7,800	—
Other	32,014	29,059	26,183

Total noninterest expense	590,454	562,746	512,622

Income before income taxes	170,224	146,359	126,851
Income tax expense	47,507	39,887	35,849

Net income	$122,717	$106,472	$91,002

PER SHARE DATA
Net income—basic	$3.07	$2.66	$2.27
Net income—diluted	3.04	2.64	2.26
Weighted average shares outstanding	40,034,428	40,034,435	40,071,751

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31
	2012	2011	2010
Net Income	$122,717	$106,472	$91,002
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	27,164	104,204	(15,601)
Less: Reclassifications adjustment for gains included in net income	(20,232)	(16,125)	(8,315)

Change in unrealized gains on securities during the period	6,932	88,079	(23,916)
Income tax (expense) benefit	(2,443)	(32,445)	8,927

Other comprehensive income (loss)	4,489	55,634	(14,989)

Comprehensive income	$127,206	$162,106	$76,013

See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2010	$55,057	$712,774	$562,748	$40,454	$(355,482)	$1,015,551

Total comprehensive income			91,002	(14,989)		76,013
Cash Dividends ($0.75 per share)	—	—	(30,335)	—	—	(30,335)
Purchase of treasury stock	—	—	—	—	(8,879)	(8,879)
Issuance of equity awards	—	(1,673)	—	—	1,798	125
Recognition of equity based compensation	—	5,953	—	—	—	5,953
Net tax benefit related to equity compensation plans	—	152	—	—	—	152
Sale of treasury stock	—	540	—	—	298	838
Exercise of stock options	—	560	—	—	882	1,442

Balance December 31, 2010	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860

Total comprehensive income			106,472	55,634		162,106
Cash Dividends ($0.79 per share)	—	—	(31,964)	—	—	(31,964)
Purchase of treasury stock	—	—	—	—	(9,142)	(9,142)
Issuance of equity awards	—	(2,244)	—	—	2,484	240
Recognition of equity based compensation	—	6,510	—	—	—	6,510
Net tax benefit related to equity compensation plans	—	79	—	—	—	79
Sale of treasury stock	—	295	—	—	315	610
Exercise of stock options	—	353	—	—	1,480	1,833

Balance December 31, 2011	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132

Total comprehensive income			122,717	4,489		127,206
Cash Dividends ($0.83 per share)	—	—	(33,625)	—	—	(33,625)
Purchase of treasury stock	—	—	—	—	(20,419)	(20,419)
Issuance of equity awards	—	(1,911)	—	—	2,156	245
Recognition of equity based compensation	—	6,917	—	—	—	6,917
Net tax benefit related to equity compensation plans	—	359	—	—	—	359
Sale of treasury stock	—	587	—	—	389	976
Exercise of stock options	—	2,818	—	—	3,736	6,554

Balance December 31, 2012	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$122,717	$106,472	$91,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,500	22,200	31,510
Depreciation and amortization	40,847	42,931	39,376
Deferred income tax expense (benefit)	3,675	(197)	(13,226)
Net decrease (increase) in trading securities and other earning assets	2,378	(15,662)	(4,266)
Gains on sales of securities available for sale	(20,232)	(16,125)	(8,315)
(Gains) losses on sales of assets	(904)	175	(368)
Amortization of securities premiums, net of discount accretion	50,435	44,909	32,088
Originations of loans held for sale	(237,997)	(204,099)	(217,965)
Net gains on sales of loans held for sale	(2,010)	(1,598)	(1,379)
Proceeds from sales of loans held for sale	246,345	209,896	222,453
Issuance of equity awards	245	240	125
Equity based compensation	6,917	6,510	5,953
Changes in:
Accrued income	6,248	656	(11,704)
Accrued expenses and taxes	8,376	16,990	246
Other assets and liabilities, net	(20,796)	(255)	14,464

Net cash provided by operating activities	223,744	213,043	179,994

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	9,756	8,814	9,574
Proceeds from sales of securities available for sale	1,016,129	1,012,068	649,083
Proceeds from maturities of securities available for sale	1,691,293	1,561,960	1,994,810
Purchases of securities held to maturity	(39,642)	(34,788)	(16,193)
Purchases of securities available for sale	(3,561,042)	(3,008,900)	(3,421,255)
Net increase in loans	(738,343)	(407,232)	(215,442)
Net (increase) decrease in fed funds sold and resell agreements	(23,790)	169,098	94,589
Net decrease in interest bearing balances due from other financial institutions	129,076	20,117	114,570
Purchases of bank premises and equipment	(44,038)	(35,557)	(32,592)
Net cash received (paid) for acquisitions	17,597	(8,134)	(159,154)
Proceeds from sales of bank premises and equipment	1,473	182	2,793

Net cash used in investing activities	(1,541,531)	(722,372)	(979,217)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,737,072	1,286,818	655,039
Net decrease in time deposits	(272,627)	(145,648)	(160,936)
Net (decrease) increase in fed funds purchased and repurchase	(163,557)	(133,515)	156,735
Agreements
Net change in short-term debt	(12,000)	(22,020)	4,548
Proceeds from long-term debt	1,029	500	—
Repayment of long-term debt	(1,679)	(4,055)	(15,416)
Payment of contingent consideration on acquisitions	(17,371)	(8,316)	—
Cash dividends paid	(33,787)	(31,801)	(30,328)
Net tax benefit related to equity compensation plans	359	79	152
Proceeds from exercise of stock options and sales of treasury shares	7,530	2,443	2,280
Purchases of treasury stock	(20,419)	(9,142)	(8,879)

Net cash provided by financing activities	1,224,550	935,343	603,195

(Decrease) increase in cash and due from banks	(93,237)	426,014	(196,028)
Cash and due from banks at beginning of year	1,459,631	1,033,617	1,229,645

Cash and due from banks at end of year	$1,366,394	$1,459,631	$1,033,617

Supplemental disclosures:
Income taxes paid	$44,074	$41,041	$48,116
Total interest paid	20,975	28,148	40,128

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

UMB Financial Corporation (the Company) is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Wisconsin, Utah, New Jersey, and Massachusetts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amounts due from the Federal Reserve Bank presented in the table below are considered cash and cash equivalents. The amounts due from certificates of deposit totaled $21.9 million and $151.0 million at December 31, 2012 and 2011, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of December 31, 2012 and 2011 (in thousands):

	Year Ended December 31
	2012	2011
Due from the Federal Reserve	$698,620	$1,013,051
Cash and due from banks	667,774	446,580

Cash and due from banks at end of year	$1,366,394	$1,459,631

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

The Company maintains a reserve, separate from the allowance for loan losses, to address the risk of loss associated with loan contingencies, which is included in the accrued expenses and taxes line item in the Consolidated Balance Sheet. In order to maintain the reserve for off-balance sheet items at an appropriate level, a provision to increase or reduce the reserve is included in the Company’s Consolidated Statement of Income. The level of the reserve will be adjusted as needed to maintain the reserve at a specified level in relation to contingent loan risk. The risk of loss arising from un-funded loan commitments has been assessed by dividing the contingencies into pools of similar loan commitments and by applying two factors to each pool. The gross amount of contingent exposure is first multiplied by a potential use factor to estimate the degree to which the unused commitments might reasonably be expected to be used in a time of high usage. The resultant figure is then multiplied by a factor to estimate the risk of loss assuming funding of these loans. The potential loss estimates for each segment of the portfolio are added to arrive at a total potential loss estimate that is used to set the reserve.

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

Goodwill and Other Intangibles

Goodwill is tested for impairment annually and more frequently whenever events or changes in circumstance indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. During the quarter ended December 31, 2012, the Company changed its goodwill testing date from November 30 to October 1. The selection of October 1 as the annual testing date is preferable as the Company will have more time and greater availability of accounting resources because the new testing date is two months earlier relative to the fiscal year-end close and reporting process. As a result of the change in the annual goodwill impairment testing date, the Company completed a test as of October 1, 2012 and no more than 12 months elapsed between annual tests. The change in accounting principle related to changing the annual goodwill impairment testing date did not accelerate, delay, or cause an impairment charge. Due to the significant judgments and estimates that are utilized in the goodwill impairment test, the Company determined it was impracticable to objectively determine, without the use of hindsight, the assumptions that would have been used as of each October 1 for periods before October 1, 2012. As such, the Company prospectively applied the change in the annual goodwill impairment testing date from October 1, 2012.

To test goodwill for impairment, the Company performs a qualitative assessment of each reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test is not required. Otherwise, the Company compares the fair value of its reporting units to their carrying amounts to determine if an impairment is indicated. If an impairment is indicated, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount. An impairment loss is measured as the excess of the carrying value of a reporting unit’s goodwill over its implied fair value. As a result of such impairment tests, the Company has not recognized an impairment charge.

No goodwill impairments were recognized in 2012, 2011, or 2010. Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate. No intangible asset impairments were recognized in 2012, 2011, or 2010. The Company does not have any indefinite lived intangible assets.

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

The Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax benefits are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely-than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstance and information available at the reporting date.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet. During 2012, the Company accrued an immaterial amount in interest and penalties, and as of December 31, 2012, has recognized an immaterial liability for interest and penalties related to the unrecognized tax benefits.

Derivatives

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 398,939; 275,522; and 240,673 shares issuable upon the exercise of stock options granted by the Company at December 31, 2012, 2011, and 2010, respectively.

Options issued under employee benefit plans to purchase 504,938; 879,588, and 1,081,564 shares of common stock were outstanding at December 31, 2012, 2011, and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

Presentation of Comprehensive Income    In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05), which amends the FASB Standards Codification to allow the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the Company for the period ended March 31, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU No. 2011-12 (ASU 2011-12) “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 for the quarter ended March 31, 2012 with no material impact on its financial statements except for a change in presentation. In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new disclosure requirements are effective for fiscal years beginning after December 15, 2012. The adoption of this accounting pronouncement will have no impact on the Company’s financial statements except for additional financial statement disclosures.

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

Testing Indefinite-Lived Intangible Assets for Impairment    In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which amends the guidance in Accounting Standards Codification (ASC) 350-30 on testing indefinite-lived assets, other than goodwill, for impairment. An entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The adoption of this accounting pronouncement will have no impact on the Company’s financial statements.

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

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$5,170	$93	$14,122	$19,385	$2,854,309	$2,873,694
Commercial—credit card	561	43	61	665	103,655	104,320
Real estate:
Real estate—construction	3,750	—	1,263	5,013	73,473	78,486
Real estate—commercial	3,590	113	8,170	11,873	1,423,938	1,435,811
Real estate—residential	1,371	49	666	2,086	210,277	212,363
Real estate—HELOC	1,324	50	225	1,599	572,324	573,923
Consumer:
Consumer—credit card	2,989	2,955	2,285	8,229	326,289	334,518
Consumer—other	1,116	251	1,311	2,678	51,872	54,550
Leases	—	—	—	—	19,084	19,084

Total loans	$19,871	$3,554	$28,103	$51,528	$5,635,221	$5,686,749

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,986	$767	$9,234	$12,987	$2,221,830	$2,234,817
Commercial—credit card	896	284	—	1,180	94,159	95,339
Real estate:
Real estate—construction	430	—	642	1,072	83,518	84,590
Real estate—commercial	2,368	313	7,218	9,899	1,384,656	1,394,555
Real estate—residential	1,713	247	1,660	3,620	182,266	185,886
Real estate—HELOC	819	41	696	1,556	531,476	533,032
Consumer:
Consumer—credit card	2,858	3,394	4,638	10,890	322,756	333,646
Consumer—other	1,260	952	1,493	3,705	90,939	94,644
Leases	—	—	—	—	3,834	3,834

Total loans	$13,330	$5,998	$25,581	$44,909	$4,915,434	$4,960,343

The Company sold $246.3 million, $209.9 million, and $222.5 million of residential real estate and student loans during the periods ended December 31, 2012, 2011, and 2010 respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $28.1 million and $25.6 million at December 31, 2012 and 2011, respectively. Restructured loans totaled $12.5 million and $6.0 million at December 31, 2012 and 2011, respectively. Loans 90 days past due and still accruing interest amounted to $3.6 million and $6.0 million at December 31, 2012 and 2011, respectively. There was an insignificant amount of interest recognized on impaired loans during 2012, 2011, and 2010.

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

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2012 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2012	2012	2012
Non-watch list	$2,670,925	$75,631	$1,325,460
Watch	98,636	518	63,278
Special Mention	29,462	14	11,613
Substandard	74,671	2,323	35,460

Total	$2,873,694	$78,486	$1,435,811

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial– credit card	Real estate- residential	Real estate- HELOC
	2012	2012	2012
Performing	$104,259	$211,697	$573,698
Non-performing	61	666	225

Total	$104,320	$212,363	$573,923

	Consumer- credit card	Consumer- other	Leases
	2012	2012	2012
Performing	$332,233	$53,239	$19,084
Non-performing	2,285	1,311	—

Total	$334,518	$54,550	$19,084

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2011 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2011	2011	2011
Non-watch list	$2,064,658	$83,100	$1,275,280
Watch	100,499	355	27,777
Special Mention	16,688	—	35,019
Substandard	52,972	1,135	56,479

Total	$2,234,817	$84,590	$1,394,555

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card	Real estate- residential	Real estate- HELOC
	2011	2011	2011
Performing	$95,339	$184,226	$532,336
Non-performing	—	1,660	696

Total	$95,339	$185,886	$533,032

	Consumer- credit card	Consumer- other	Leases
	2011	2011	2011
Performing	$329,008	$93,151	$3,834
Non-performing	4,638	1,493	—

Total	$333,646	$94,644	$3,834

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s judgment of inherent probable losses within the Company’s loan portfolio as of the balance sheet date. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Accordingly, the methodology is based on historical loss trends. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for probable loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and changes in the regulatory environment.

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

General valuation allowances are calculated based on the historical loss experience of specific types of loans including an evaluation of the time span and volume of the actual charge-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated based on actual charge-off experience. A valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio, time span to charge-off, and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial loans, commercial real estate loans, commercial credit card, home equity loans, consumer real estate loans and consumer and other loans. The Company also considers a loan migration analysis for criticized loans. This analysis includes an assessment of the probability that a loan will move to a loss position based on its risk rating. The consumer credit card pool is evaluated based on delinquencies and credit scores. In addition, a portion of the allowance is determined by a review of qualitative factors by Management.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$37,927	$20,486	$13,593	$11	$72,017
Charge-offs	(8,446)	(932)	(12,678)	—	(22,056)
Recoveries	1,136	28	2,801	—	3,965
Provision	12,773	(4,076)	8,754	49	17,500

Ending Balance	$43,390	$15,506	$12,470	$60	$71,426

Ending Balance: individually evaluated for impairment	$1,393	$781	$—	$—	$2,174
Ending Balance: collectively evaluated for impairment	41,997	14,725	12,470	60	69,252
Loans:
Ending Balance: loans	$2,978,014	$2,300,583	$389,068	$19,084	$5,686,749
Ending Balance: individually evaluated for impairment	15,057	11,203	49	—	26,309
Ending Balance: collectively evaluated for impairment	2,962,957	2,289,380	389,019	19,084	5,660,440

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$39,138	$18,557	$16,243	$14	$73,952
Charge-offs	(12,693)	(532)	(15,438)	—	(28,663)
Recoveries	813	32	3,683	—	4,528
Provision	10,669	2,429	9,105	(3)	22,200

Ending Balance	$37,927	$20,486	$13,593	$11	$72,017

Ending Balance: individually evaluated for impairment	$3,662	$268	$—	$—	$3,930
Ending Balance: collectively evaluated for impairment	34,266	20,217	13,593	11	68,087
Loans:
Ending Balance: loans	$2,330,156	$2,198,063	$428,290	$3,834	$4,960,343
Ending Balance: individually evaluated for impairment	11,061	12,468	23	—	23,552
Ending Balance: collectively evaluated for impairment	2,319,095	2,185,595	428,267	3,834	4,936,791

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$40,430	$13,311	$10,128	$270	$64,139
Charge-offs	(6,644)	(258)	(18,585)	—	(25,487)
Recoveries	637	29	3,124	—	3,790
Provision	4,715	5,475	21,576	(256)	31,510

Ending Balance	$39,138	$18,557	$16,243	$14	$73,952

Ending Balance: individually evaluated for impairment	$798	$1,762	$—	$—	$2,560
Ending Balance: collectively evaluated for impairment	38,340	16,795	16,243	14	71,392
Loans:
Ending Balance: loans	$2,021,597	$2,092,630	$462,401	$7,055	$4,583,683
Ending Balance: individually evaluated for impairment	11,913	8,886	15	—	20,814
Ending Balance: collectively evaluated for impairment	2,009,684	2,083,744	462,386	7,055	4,562,869

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$22,453	$12,119	$2,938	$15,057	$1,393	$13,287
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	276	276	—	276	—	118
Real estate—commercial	9,334	6,777	2,213	8,990	733	9,925
Real estate—residential	2,357	1,714	223	1,937	48	2,622
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	51	49	—	49	—	43
Leases	—	—	—	—	—	—

Total	$34,471	$20,935	$5,374	$26,309	$2,174	$25,995

This table provides an analysis of impaired loans by class for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$14,368	$2,940	$8,121	$11,061	$3,662	$8,038
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	90	50	—	50	—	15
Real estate—commercial	9,323	7,983	1,247	9,230	226	7,000
Real estate—residential	3,568	2,329	859	3,188	42	2,312
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	23	23	—	23	—	28
Leases	—	—	—	—	—	—

Total	$27,372	$13,325	$10,227	$23,552	$3,930	$17,393

This table provides an analysis of impaired loans by class for the year ended December 31, 2010 (in thousands):

	Year Ended December 31, 2010
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$13,497	$10,180	$1,733	$11,913	$798	$15,426
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	—	—	—	—	—	121
Real estate—commercial	7,415	439	6,612	7,051	1,475	4,092
Real estate—residential	2,071	612	1,223	1,835	287	2,535
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	15	15	—	15	—	6
Leases	—	—	—	—	—	—

Total	$22,998	$11,246	$9,568	$20,814	$2,560	$22,180

Troubled Debt Restructurings

The Company adopted ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” as of July 1, 2011. This update provides additional guidance on evaluating whether a modification or restructuring of a receivable is a TDR. A loan modification is considered a TDR when a concession had been granted to a debtor experiencing financial difficulties. The Company assessed loan modifications made to borrowers experiencing financial distress occurring after January 1, 2011. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company’s restructured loans are individually evaluated for impairment and evaluated as part of the allowance for loan loss as described above in the Allowance for Loan Losses section of this note. The Company had $534 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s.

The Company made no TDR’s in the last 12 months that had payment defaults for the year ended December 31, 2012.

This table provides a summary of loans restructured by class for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	7	$9,800	$9,775	3	$1,750	$1,750
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	—	—	—	—	—	—
Real estate—commercial	1	54	54	2	2,806	2,866
Real estate—residential	—	—	—	3	1,462	1,462
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	8	$9,854	$9,829	8	$6,018	$6,078

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2012 and 2011 (in thousands):

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$116,856	$1,166	$(171)	$117,851
U.S. Agencies	1,019,640	6,597	(122)	1,026,115
Mortgage-backed	3,480,006	78,600	(2,413)	3,556,193
State and political subdivisions	1,842,715	51,341	(1,372)	1,892,684
Corporates	337,706	1,945	(764)	338,887
Commercial Paper	5,733	—	—	5,733

Total	$6,802,656	$139,649	$(4,842)	$6,937,463

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$184,523	$4,802	$-	$189,325
U.S. Agencies	1,615,637	16,434	(62)	1,632,009
Mortgage-backed	2,437,282	55,985	(919)	2,492,348
State and political subdivisions	1,642,844	51,336	(144)	1,694,036
Corporates	99,620	566	(22)	100,164
Commercial Paper	—	—	—	—

Total	$5,979,906	$129,123	$(1,147)	$6,107,882

The following table presents contractual maturity information for securities available for sale at December 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$513,241	$516,025
Due after 1 year through 5 years	1,969,083	1,997,130
Due after 5 years through 10 years	686,760	712,773
Due after 10 years	153,566	155,342

Total	3,322,650	3,381,270
Mortgage-backed securities	3,480,006	3,556,193

Total securities available for sale	$6,802,656	$6,937,463

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $1.0 billion for both 2012 and 2011. Securities transactions resulted in gross realized gains of $20.2 million for 2012, $16.2 million for 2011, and $8.5 million for 2010. The gross realized losses were $30 thousand for 2012, $70 thousand for 2011, and $229 thousand for 2010.

Trading Securities

The net unrealized gains on trading securities at December 31, 2012 were $403 thousand, net unrealized gains on trading securities were $571 thousand for 2011, and net unrealized losses on trading securities were $10 thousand for 2010. Net unrealized gains/losses were included in trading and investment banking income on the consolidated statements of income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2012 and 2011 (in thousands):

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Fair Losses Value
State and political subdivisions	$114,756	$14,739	$—	$129,495

2011
State and political subdivisions	$89,246	$13,041	$—	$102,287

The following table presents contractual maturity information for securities held to maturity at December 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,751	$1,976
Due after 1 year through 5 years	31,802	35,887
Due after 5 years through 10 years	28,084	31,691
Due after 10 years	53,119	59,941

Total securities held to maturity	$114,756	$129,495

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2012, 2011, or 2010.

Securities available for sale and held to maturity with a market value of $5.9 billion at December 31, 2012, and $5.4 billion at December 31, 2011, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011 (in thousands).

2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$29,747	$(171)	$—	$—	$29,747	$(171)
U.S. Agencies	295,747	(122)	—	—	295,747	(122)
Mortgage-backed	398,384	(2,413)	—	—	398,384	(2,413)
State and political subdivisions	132,951	(1,358)	2,604	(14)	135,555	(1,372)
Corporates	178,564	(764)	—	—	178,564	(764)
Commercial Paper	5,733	—	—	—	5,733	—

Total temporarily-impaired debt securities available for sale	$1,041,126	$(4,828)	$2,604	$(14)	$1,043,730	$(4,842)

2011	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agencies	66,992	(62)	—	—	66,992	(62)
Mortgage-backed	226,081	(919)	—	—	226,081	(919)
State and political subdivisions	45,918	(139)	2,571	(5)	48,489	(144)
Corporates	12,471	(22)	—	—	12,471	(22)
Commercial Paper	—	—	—	—	—	—

Total temporarily-impaired debt securities available for sale	$351,462	$(1,142)	$2,571	$(5)	$354,033	$(1,147)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $57.2 million and $53.0 million at December 31, 2012 and 2011, respectively. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

6. LOANS TO OFFICERS AND DIRECTORS

Certain Company and principal Bank executive officers and directors, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from the Bank. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms.

For the years 2012 and 2011, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2012	2011
Balance—beginning of year	$266,869	$302,894
New loans	487,455	212,800
Repayments	(274,033)	(248,825)

Balance—end of year	$480,291	$266,869

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the periods ended December 31, 2012 and December 31, 2011 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2011	$144,109	$47,529	$19,476	$211,114

Balances as of December 31, 2011	$144,109	$47,529	$19,476	$211,114

Balances as of January 1, 2012	$144,109	$47,529	$19,476	$211,114
Goodwill disposals during period	$(1,356)	—	—	$(1,356)

Balances as of December 31, 2012	$142,753	$47,529	$19,476	$209,758

Following are the intangible assets that continue to be subject to amortization as of December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$30,403	$6,094
Customer relationships	103,960	42,399	61,561
Other intangible assets	3,247	2,099	1,148

Total intangible assets	$143,704	$74,901	$68,803

	As of December 31, 2011
Core deposit intangible assets	$36,497	$28,629	$7,868
Customer relationships	105,544	30,645	74,899
Other intangible assets	3,247	1,683	1,564

Total intangible assets	$145,288	$60,957	$84,331

Amortization expense for the years ended December 31, 2012, 2011, and 2010 was $14.8 million, $16.1 million and $11.1 million, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2013	$13,219
For the year ending December 31, 2014	12,146
For the year ending December 31, 2015	9,550
For the year ending December 31, 2016	8,342
For the year ending December 31, 2017	7,098

8. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2012	2011
Land	$45,578	$44,855
Buildings and leasehold improvements	295,147	284,843
Equipment	121,979	105,244
Software	105,284	96,047

	567,988	530,989
Accumulated depreciation	(237,054)	(223,884)
Accumulated amortization	(86,334)	(79,169)

Bank premises and equipment, net	$244,600	$227,936

Consolidated rental and operating lease expenses were $10.8 million in 2012, $10.1 million in 2011, and $8.7 million in 2010. Consolidated bank premises and equipment depreciation and amortization expenses were $26.1 million in 2012, $26.8 million in 2011, and $28.2 million in 2010.

Minimum future rental commitments as of December 31, 2012, for all non-cancelable operating leases are as follows (in thousands):

2013	$8,215
2014	7,487
2015	7,000
2016	6,396
2017	6,302
Thereafter	29,996

Total	$65,396

9. BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31
	2012	2011
Short-term debt:
Federal Home Loan Bank Repo Advance 0.35% due 2012	—	2,000
Wells Fargo Bank 1.25% due 2012	—	10,000

Total short-term debt	—	12,000

Long-term debt:
Federal Home Loan Bank 5.89% due 2014	514	893
Kansas Equity Fund IV, L.P. 0% due 2017	297	420
Kansas Equity Fund V, L.P. 0% due 2017	232	288
Kansas Equity Fund VI, L.P. 0% due 2017	499	629
Kansas Equity Fund IX, L.P. 0% due 2022	462	483
Kansas Equity Fund X, L.P. 0% due 2018	495	—
Kansas City Equity Fund 2007, L.L.C. 0% due 2016	308	531
Kansas City Equity Fund 2008, L.L.C. 0% due 2016	431	497
Kansas City Equity Fund 2009, L.L.C. 0% due 2017	637	770
St. Louis Equity Fund 2005 L.L.C. 0% due 2013	10	10
St. Louis Equity Fund 2006 L.L.C. 0% due 2013	32	67
St. Louis Equity Fund 2007 L.L.C. 0% due 2015	325	484
St. Louis Equity Fund 2008 L.L.C. 0% due 2016	460	610
St. Louis Equity Fund 2009 L.L.C. 0% due 2017	695	847
St. Louis Equity Fund 2012 L.L.C. 0% due 2019	482	—

Total long-term debt	5,879	6,529

Total borrowed funds	$5,879	$18,529

Aggregate annual repayments of long-term debt at December 31, 2012, are as follows (in thousands):

2013	$1,773
2014	1,431
2015	1,185
2016	725
2017	461
Thereafter	304

Total	$5,879

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

The Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. As shown above, the Company had a $10.0 million advance outstanding at December 31, 2011. The Company subsequently paid off the $10.0 million advance in July 2012 and currently has no outstanding balance on this line of credit.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2012, was $1.8 billion (with accrued interest payable of $16 thousand). The amount outstanding at December 31, 2011, was $1.9 billion (with accrued interest payable of $18 thousand).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2012 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$4,209	$4,201	0.01%
2 to 30 days	1,774,086	1,783,069	0.33

Total	$1,778,295	$1,787,270	0.33%

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the Federal Reserve Bank as required by law. During 2012, this amount averaged $467.6 million, compared to $696.5 million in 2011.

The Company formerly had four subsidiary banks, UMB Bank, n.a., UMB Bank Colorado, n.a., UMB National Bank of America, n.a., and UMB Bank Arizona, n.a. These subsidiary banks were merged into the lead subsidiary bank UMB Bank, n.a. effective with the close of business on December 31, 2012.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2012, the Company is required to have minimum Tier 1 and Total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 11.05% and 11.92%, respectively. The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2012, was 6.81%.

As of December 31, 2012, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual capital amounts as well as required and well-capitalized Tier 1, Total and Tier 1 Leverage ratios as of December 31, for the Company and its banks are as follows (in thousands):

	2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$926,465	11.05%	$335,449	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	875,645	10.54	332,363	4.00		498,544	6.00
Total Capital:
UMB Financial Corporation	999,757	11.92	670,898	8.00		N/A	N/A
UMB Bank, n. a.	948,937	11.42	664,726	8.00		830,907	10.00
Tier 1 Leverage:
UMB Financial Corporation	926,465	6.81	544,564	4.00		N/A	N/A
UMB Bank, n. a.	875,645	7.58	462,152	4.00		577,690	5.00

	2011
Tier 1 Capital:
UMB Financial Corporation	$823,187	11.20%	$294,029	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	643,972	10.68	241,188	4.00		361,782	6.00
UMB National Bank of America, n.a.	58,620	18.85	12,442	4.00		18,663	6.00
UMB Bank Colorado, n.a.	103,867	11.74	35,393	4.00		53,089	6.00
UMB Bank Arizona, n.a.	15,303	9.83	6,229	4.00		9,344	6.00
Total Capital:
UMB Financial Corporation	896,924	12.20	588,058	8.00		N/A	N/A
UMB Bank, n. a.	707,010	11.73	482,376	8.00		602,971	10.00
UMB National Bank of America, n.a.	60,579	19.48	24,884	8.00		31,105	10.00
UMB Bank Colorado, n.a.	110,291	12.46	70,785	8.00		88,482	10.00
UMB Bank Arizona, n.a.	17,254	11.08	12,459	8.00		15,574	10.00
Tier 1 Leverage:
UMB Financial Corporation	823,187	6.71	490,374	4.00		N/A	N/A
UMB Bank, n. a.	643,972	6.32	407,693	4.00		509,616	5.00
UMB National Bank of America, n.a.	58,620	9.02	26,006	4.00		32,507	5.00
UMB Bank Colorado, n.a.	103,867	7.00	59,352	4.00		74,190	5.00
UMB Bank Arizona, n.a.	15,303	10.87	5,633	4.00		7,041	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $2.5 million in March 2013, for 2012. A $2.0 million contribution was paid in 2012, for 2011. A $2.0 million contribution was paid in 2011, for 2010.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $4.5 million in 2012, for 2011 and $3.2 million in 2011, for 2010. The Company anticipates making a matching contribution of $5.1 million in March 2013, for 2012.

The Company recognized $2.3 million, $2.1 million, and $2.1 million in expense related to outstanding stock options and $4.6 million, $4.4 million, and $4.0 million in expense related to outstanding restricted stock grants for the years ended December 31, 2012, 2011, and 2010, respectively. The Company has $4.3 million of unrecognized compensation expense related to the outstanding options and $10.4 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2012.

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2,000,000 common shares of the Company. All options that are issued under the 2002 Plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005, under the 2002 Plan, could not be exercised until at least four years 11 months after the date they are granted. Options issued in 2006, 2007, and 2008 under the 2002 Plan, have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, compensation expense is recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. On January 25, 2011, the Board of Directors amended and froze the 2002 Plan such that no shares of Company stock shall thereafter be available for grants under the 2002 Plan. Existing awards granted under the 2002 Plan will continue in accordance with their terms under the 2002 Plan. The plan expired without modification on April 17, 2012.

The table below discloses the information relating to option activity in 2012, under the 2002 Plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2011	630,509	33.16
Granted	—	—
Canceled	(33,688)	32.40
Exercised	(103,972)	26.76

Outstanding—December 31, 2012	492,849	34.71	3.6	4,490,431

Exercisable—December 31, 2012	469,493	34.40

Exercisable and expected to be exercisable— December 31, 2012	490,774	34.68	3.6	4,484,435

No options were granted under the 2002 Plan during 2010, 2011 or 2012. The total intrinsic value of options exercised during the year ended December 31, 2012, 2011, and 2010 was $2.0 million, $1.1 million, and $1.2 million, respectively. As of December 31, 2012, there was $147 thousand of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 0.9 years.

At the April 26, 2005, shareholders’ meeting, the shareholders approved the UMB Financial Corporation Long-Term Incentive Compensation Plan (LTIP) which became effective as of January 1, 2005. The LTIP permits the issuance to selected officers of the Company service-based restricted stock grants, performance-based restricted stock grants and non-qualified stock options. Service-based restricted stock grants contain a service requirement. The performance-based restricted grants contain performance and service requirements. The non-qualified stock options contains a service requirement.

The LTIP reserves up to 5,250,000 shares of the Company’s stock. Of the total, no more than 1,200,000 shares can be issued as restricted stock. No one eligible employee may receive more than $1.0 million in benefits under the LTIP during any one fiscal year taking into account the value of all stock options and restricted stock received during such fiscal year.

The service-based restricted stock grants contain a service requirement. In general the vesting schedule is 50 percent of the shares after three years of service, 75 percent after four years of service and 100 percent after five years of service. Some service-based restricted stock grants contain a three-year cliff vesting.

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

The table below discloses the status of the service-based restricted shares during 2012:

Service Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2011	309,015	$40.18
Granted	146,215	41.40
Canceled	(29,326)	40.71
Vested	(53,608)	40.76

Nonvested—December 31, 2012	372,296	$40.55

As of December 31, 2012, there was $8.9 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.0 years. Total fair value of shares vested during the year ended December 31, 2012, 2011, and 2010 was $2.3 million, $2.0 million, and $2.7 million respectively.

The table below discloses the status of the performance-based restricted shares during 2012:

Performance Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2011	111,528	$40.31
Granted	43,861	40.43
Canceled	(9,196)	40.76
Vested	(32,053)	41.37

Nonvested—December 31, 2012	114,140	$40.02

As of December 31, 2012, there was $1.5 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.6 years. Total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was $1.3 million, $1.5 million and $1.2 million, respectively.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to non-qualified option activity in 2012 under the LTIP:

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2011	1,128,825	$38.30
Granted	303,421	40.48
Canceled	(79,609)	40.36
Exercised	(106,526)	35.23

Outstanding—December 31, 2012	1,246,111	38.97	6.6	$6,053,900

Exercisable—December 31, 2012	416,117	36.73

Exercisable and expected to be exercisable—December 31, 2012	1,242,358	$38.57	6.3	$6,521,888

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

Black-Scholes pricing model:	2012	2011	2010
Weighted average fair value of the granted options	$8.83	$9.73	$8.32
Weighted average risk-free interest rate	1.14%	2.65%	2.77%
Expected option life in years	6.25	6.25	6.25
Expected volatility	27.02%	24.54%	23.25%
Expected dividend yield	1.95%	1.80%	1.96%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant-date fair value of options granted during the years 2012, 2011, and 2010 was $8.83, $9.73, and $8.32. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $1.3 million, $476 thousand and $178 thousand, respectively. As of December 31, 2012, there was $4.2 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.2 years.

Cash received from options exercised under all share based compensation plans was $6.6 million, $1.8 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. The tax benefit realized for stock options exercised was $359 thousand in 2012, $79 thousand in 2011 and $152 thousand in 2010.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases to satisfy stock option exercise activity. See a description of the Company’s share repurchase plan in Note 13 to the Consolidated Financial Statements provided in Item 8, page 85 of this report.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect the Executive Committee’s changes in executive management responsibilities for each of the core businesses, the products and services provided and the types of customers served, and how financial information is currently evaluated by management. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. In 2011, the Business Segments were Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. For comparability purposes, amounts in all periods presented are based on methodologies in effect at December 31, 2012. Previously reported results have been reclassified to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows (in thousands):

	Year Ended December 31, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$275,178	$43,351	$2	$1,525	$320,056
Provision for loan losses	8,098	9,402	—	—	17,500
Noninterest income	216,688	65,723	100,093	75,618	458,122
Noninterest expense	383,034	68,903	70,527	67,990	590,454

Income before taxes	100,734	30,769	29,568	9,153	170,224
Income tax expense	26,533	9,430	8,269	3,275	47,507

Net income	$74,201	$21,339	$21,299	$5,878	$122,717

Average assets	$10,949,000	$876,000	$82,000	$1,482,000	$13,389,000

	Year Ended December 31, 2011
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$273,481	$42,101	$45	$1,346	$316,973
Provision for loan losses	11,060	11,140	—	—	22,200
Noninterest income	205,877	54,702	83,955	69,798	414,332
Noninterest expense	378,065	56,367	64,050	64,264	562,746

Income before taxes	90,233	29,296	19,950	6,880	146,359
Income tax expense	23,085	9,002	5,534	2,266	39,887

Net income	$67,148	$20,294	$14,416	$4,614	$106,472

Average assets	$10,336,000	$717,000	$90,000	$1,274,000	$12,417,000

	Year Ended December 31, 2010
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$269,318	$39,856	$—	$1,439	$310,613
Provision for loan losses	17,229	14,281	—	—	31,510
Noninterest income	187,304	47,481	60,987	64,598	360,370
Noninterest expense	352,512	50,554	50,034	59,522	512,622

Income before taxes	86,881	22,502	10,953	6,515	126,851
Income tax expense	24,937	5,682	2,888	2,342	35,849

Net income	$61,944	$16,820	$8,065	$4,173	$91,002

Average assets	$9,410,000	$554,000	$51,000	$1,093,000	$11,108,000

13.  COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2012:

	Shares Issued	Shares in Treasury
Balance December 31, 2009	55,056,730	(14,617,123)
Purchase of Treasury Stock	—	(242,383)
Sale of Treasury Stock	—	21,735
Issued for stock options & restricted stock	—	211,122

Balance December 31, 2010	55,056,730	(14,626,649)
Purchase of Treasury Stock	—	(254,274)
Sale of Treasury Stock	—	16,218
Issued for stock options & restricted stock	—	234,317

Balance December 31, 2011	55,056,730	(14,630,388)
Purchase of Treasury Stock	—	(514,824)
Sale of Treasury Stock	—	21,950
Issued for stock options & restricted stock	—	407,410

Balance December 31, 2012	55,056,730	(14,715,852)

The Company’s Board of Directors approved a plan to repurchase up to 2,000,000 shares of common stock annually at its 2009, 2010, 2011 and 2012 meetings. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through these plans.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2012	2011	2010
Weighted average basic common shares outstanding	40,034,428	40,034,435	40,071,751
Dilutive effect of stock options and restricted stock	398,939	275,522	239,924

Weighted average diluted common shares outstanding	40,433,367	40,309,957	40,311,675

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to three years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2012 and 2011, was $343.5 million and $320.1 million, respectively. As of December 31, 2012 and 2011, standby letters of credit totaling $62.5 million and $55.9 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions average notional amount was $22.9 million and $34.7 million during the years ended December 31, 2012 and 2011, respectively. Net futures activity resulted in losses of $0.6 million, $1.1 million and $0.8 million for 2012, 2011, and 2010, respectively. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2012, contracts to purchase and to sell foreign currency averaged approximately $68.2 million compared to $39.9 million during 2011. The net gains on these foreign exchange contracts for 2012, 2011 and 2010 were $2.3 million, $2.2 million and $1.9 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, and Illinois. At December 31, 2012, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
(in thousands)	2012	2011
Commitments to extend credit for loans (excluding credit card loans)	$2,458,444	$2,202,838
Commitments to extend credit under credit card loans	2,184,415	2,059,193
Commercial letters of credit	1,041	19,564
Standby letters of credit	343,503	320,119
Futures contracts	7,500	30,600
Forward foreign exchange contracts	2,005	119,200
Spot foreign exchange contracts	2,910	3,040

15.  ACQUISITIONS

The following acquisitions were completed during the third and fourth quarters of 2010 and the second quarter of 2009. The pro-forma impact of these transactions was not material. Each of these acquisitions has a contingent consideration liability which has had payments and valuation adjustments applied since the acquisition date. A rollforward of these changes is included in Note 18 in the Notes to the Consolidated Financial Statements under Item 8 on pages 91 through 96.

On July 30, 2010, UMB Advisors, LLC (“UMB Advisors”) and UMB Merchant Banc, LLC (“UMBMB”, together with UMB Advisors, the “Buyers”), a subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Prairie Capital Management LLC (“Prairie Capital”) and PCM LLC (“PCM”) for cash of $25.9 million and future consideration. After the completion of the transaction, UMB Advisors name was changed to Prairie Capital Management, LLC. Prairie Capital is in the business of providing investment management services, and PCM is the general partner of various investment funds and associated with Prairie Capital’s business. UMB Advisors purchased substantially all of the assets of Prairie Capital’s business, and UMBMB purchased substantially all of the assets of PCM’s business. This acquisition increased the Company’s assets under management base by $2.2 billion and increased the Company’s servicing assets by $2.6 billion. Goodwill amounted to $32.2 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets amounted to $19.4 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over five years. This earn-out liability was estimated to be $26.0 million at the purchase date. Earn-out payments and valuation adjustments have been made resulting in a contingent earn-out liability of $21.3 million at December 31, 2012.

On September 1, 2010, Scout Investment Advisors, Inc. (Scout), a wholly-owned subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Reams Asset Management Company, LLC (“Reams”) for cash of $44.7 million and future consideration. Reams is a provider of investment management services to institutional clients and a manager of over $9.8 billion in fixed income assets. Reams is now operated as a division of Scout Investments, Inc. Goodwill amounted to $47.5 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets totaled $26.0 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue and expense targets over five years. This earn-out liability was estimated to be $32.5 million at the purchase date. Earn-out payments and valuation adjustments were made resulting in a contingent earn-out liability of $21.4 million at December 31, 2012.

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

Goodwill amounted to $19.5 million with the remaining purchase price allocated to $2.0 million in furniture, fixtures, and software and $1.2 million in accounts receivable. Identifiable intangible assets amounted to $24.8 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments of approximately $23.7 million based on revenue and expense targets over four years. Earn-out payments and valuation adjustments have been made resulting in a contingent earn-out liability of $8.4 million at December 31, 2012.

16.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 27.9 percent in 2012, 27.3 percent in 2011, and 28.3 percent in 2010. These percentages are computed by dividing total income tax by the sum of such tax and net income.

Income tax expense includes the following components (in thousands):

	Year Ended December 31
	2012	2011	2010
Current tax expense
Federal	$40,837	$37,669	$46,127
State	2,995	2,415	2,948

Total current tax provision	43,832	40,084	49,075
Deferred tax expense
Federal	2,862	(178)	(13,836)
State	813	(19)	610

Total deferred tax benefit	3,675	(197)	(13,226)

Total tax expense	$47,507	$39,887	$35,849

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Statutory federal income tax expense	$59,578	$51,226	$44,398
Tax-exempt interest income	(13,480)	(12,301)	(10,365)
State and local income taxes, net of federal tax benefits	2,475	1,193	431
Federal tax credits	(1,090)	(687)	(564)
Other	24	456	1,949

Total tax expense	$47,507	$39,887	$35,849

In preparing its tax returns, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different. The Company is currently not under federal audit by the Internal Revenue Service. The Company is in the examination process with one state taxing authority for tax years 2009 and 2010.

Deferred income tax expense (benefit) results from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Loans, principally due to allowance for loan losses	$27,148	$29,301
Stock-based compensation	5,486	4,637
Accrued expenses	12,813	8,968
Miscellaneous	5,369	4,257

Total deferred tax assets before valuation allowance	50,816	47,163
Valuation allowance	(2,775)	(2,605)

Total deferred tax assets	48,041	44,558

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(49,319)	(46,877)
Land, buildings and equipment	(26,049)	(25,448)
Original issue discount	(4,505)	—
Intangibles	(3,430)	(2,771)
Miscellaneous	(4,802)	(3,409)

Total deferred tax liabilities	(88,105)	(78,505)

Net deferred tax liability	$(40,064)	$(33,947)

The Company has various state net operating loss carryforwards of approximately $0.9 million as of December 31, 2012. These net operating losses expire at various times between 2013 and 2032. The Company has a full valuation allowance for these state net operating losses as they are not expected to be fully realized. In addition, the Company has a valuation allowance of $1.9 million to reduce certain state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax liability at December 31, 2012 and December 31, 2011 is included in accrued expenses and taxes.

Liabilities Associated With Unrecognized Tax Benefits

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2009 in the jurisdictions in which it files.

The gross amount of unrecognized tax benefits totaled $4.3 million and $4.1 million at December 31, 2012 and 2011, respectively. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, would be $2.8 million and $2.7 million at December 31, 2012 and December 31, 2011, respectively. The unrecognized tax benefit relates to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011
Unrecognized tax benefits—opening balance	$4,101	$3,898
Gross increases—tax positions in prior period	—	—
Gross decreases—tax positions in prior period	(141)	(374)
Gross increases—current-period tax positions	1,057	1,045
Settlements	—	—
Lapse of statute of limitations	(670)	(468)

Unrecognized tax benefits—ending balance	$4,347	$4,101

17.  DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2012 and 2011. The Company’s derivative asset and derivative liability are located within the Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheet.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2012 and December 31, 2011(in thousands):

	Asset Derivatives		Liability Derivatives
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Fair value
Derivatives not designated as hedging instruments
Interest Rate Products	$3,503	$1,230	$3,625	$1,273

Total	$3,503	$1,230	$3,625	$1,273

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2010. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2012, the Company had twenty interest rate swaps with an aggregate notional amount of $196.1 million related to this program. During the years ended December 31, 2012 and 2011, the Company recognized net losses of $79 thousand and $13 thousand, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of loss recognized in other non-interest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of December 31, 2012 and December 31, 2011(in thousands):

	Amount of Loss Recognized For the Year Ended
	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Interest Rate Products	$(79)	$(13)

Total	$(79)	$(13)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2012 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $3.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	506	—	506	—
Mortgage-backed	11,288	—	11,288	—
State and political subdivisions	12,913	—	12,913	—
Trading—other	30,657	30,657	—	—

Trading securities	55,764	31,057	24,707	—

U.S. Treasury	117,851	117,851	—	—
U.S. Agencies	1,026,115	—	1,026,115	—
Mortgage-backed	3,556,193	—	3,556,193	—
State and political subdivisions	1,892,684	—	1,892,684	—
Corporates	338,887	338,887		—
Commercial paper	5,733	—	5,733	—

Available for sale securities	6,937,463	456,738	6,480,725	—
Company-owned life insurance	10,539	—	10,539	—
Derivatives	3,503	—	3,503	—

Total	$7,007,269	$487,795	$6,519,474	$—

Liabilities
Deferred compensation	$13,705	$13,705	$—	$—
Contingent consideration liability	51,163	—	—	51,163
Derivatives	3,625	—	3,625	—

Total	$68,493	$13,705	$3,625	$51,163

Due to the lack of identical securities trading on or near December 31, 2012, market data for identical securities was no longer readily available for certain U.S. Agency securities to support classification as a Level 1 investment. Based on this, U.S Agency securities ceased being a Level 1 investment and were transferred to a Level 2 investment as of December 31, 2012.

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,517	1,517	—	—
Mortgage-backed	29,641	—	29,641	—
State and political subdivisions	7,252	—	7,252	—
Trading—other	19,332	19,317	15	—

Trading securities	58,142	21,234	36,908	—

U.S. Treasury	189,325	189,325	—	—
U.S. Agencies	1,632,009	1,632,009	—	—
Mortgage-backed	2,492,348	—	2,492,348	—
State and political subdivisions	1,694,036	—	1,694,036	—
Corporates	100,164	100,164	—	—

Available for sale securities	6,107,882	1,921,498	4,186,384	—

Total	$6,166,024	$1,942,732	$4,223,292	$—

Liabilities
Contingent consideration liability	$72,046	$—	$—	$72,046

Total	$72,046	$—	$—	$72,046

The following table reconciles the beginning and ending balances of the contingent consideration liability:

	December 31,
	2012	2011
Beginning balance	$72,046	$77,719
Payment of contingent consideration on acquisitions	(17,371)	(8,316)
Expense(Income) from fair value adjustments	(3,512)	2,643

Ending balance	$51,163	$72,046

The following table presents certain quantitative information about the significant unobservable input used in the fair value measurement for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
Liabilities
Contingent consideration liability	Discounted cash flows	Revenue and expense growth percentage	6% -31%

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

Derivatives    Fair values are determined using valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Deferred Compensation    Fair values are based on quoted market prices or dealer quotes.

Contingent Consideration    The fair value of contingent consideration liabilities are derived from a discounted cash flow model of future contingent payments. The valuation of these liabilities are estimated by a collaborative effort of the Company’s mergers and acquisitions group, business unit management, and the corporate accounting group. These groups report primarily to the Company’s Chief Financial Officer. These future contingent payments are calculated based on estimates of future income and expense from each acquisition. These estimated cash flows are projected by the business unit management and reviewed by the mergers and acquisitions group. To obtain a current valuation of these projected cash flows, a discount rate is applied to determine the present value. The cash flow projections and discount rates are reviewed quarterly and updated as market conditions necessitate. Potential valuation adjustments are made as future income and expense projections for each acquisition are made which affect the calculation of the related contingent consideration payment. These adjustments are recorded through noninterest income and expense.

Assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011 (in thousands):

		Fair Value Measurement at December 31, 2012 Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$5,178	$—	$—	$5,178	$1,756
Other real estate owned	924	—	—	924	$(455)

Total	$4,124	$—	$—	$4,124	$1,301

		Fair Value Measurement at December 31, 2011 Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$6,296	$—	$—	$6,296	$(1,370)
Other real estate owned	5,909	—	—	5,909	$(1,065)

Total	$12,505	$—	$—	$12,505	$(2,435)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at December, 31, 2012 and 2011 are as follows (in millions):

	Fair Value Measurement at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$114.8	$—	$129.5	$—	$129.5
Federal Reserve Bank and other stock	26.3	—	26.3	—	26.3
Loans (exclusive of allowance for loan loss)	5,690.6	—	5,754.1	—	5,754.1
FINANCIAL LIABILITIES
Time deposits	1,282.3	—		—	1,287.9
Long-term debt	5.9	—		—	6.1
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.6
Commercial letters of credit					0.2
Standby letters of credit					2.1

	Fair Value Measurement at December 31, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$89.2	$—	$102.3	$—	$102.3
Federal Reserve Bank and other stock	22.2	—	22.2	—	22.2
Loans (exclusive of allowance for loan loss)	4,898.5	—	5,042.0	—	5,042.0
FINANCIAL LIABILITIES
Time deposits	1,548.4	—	1,557.8	—	1,557.8
Long-term debt	6.5	—	6.8	—	6.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.8
Commercial letters of credit					0.3
Standby letters of credit					2.2

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

Federal Reserve Bank and Other Stock Amount consists of Federal Reserve Bank stock held by the Bank and other miscellaneous investments. The fair value is considered to be the carrying value as no readily determinable market exists for these investments because they can only be redeemed with the FRB.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

19.   PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

	December 31
	2012	2011
BALANCE SHEETS (in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$1,062,651	$1,011,776
Non-banks	151,825	143,463

Total investment in subsidiaries	1,214,476	1,155,239
Goodwill on purchased affiliates	5,011	5,011
Cash	6,993	5,904
Securities available for sale and other	58,567	39,790

Total assets	$1,285,047	$1,205,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$—	$10,000
Accrued expenses and other	5,702	4,812

Total liabilities	5,702	14,812

Shareholders’ equity	1,279,345	1,191,132

Total liabilities and shareholders’ equity	$1,285,047	$1,205,944

	Year Ended December 31
	2012	2011	2010
STATEMENTS OF INCOME AND CONPREHENSIVE INCOME (in thousands)
INCOME:
Dividends and income received from subsidiary banks	$78,000	$41,000	$56,750
Service fees from subsidiaries	27,821	30,422	20,402
Other	1,012	694	1,873

Total income	106,833	72,116	79,025

EXPENSE:
Salaries and employee benefits	30,683	33,194	24,470
Other	9,428	14,974	14,649

Total expense	40,111	48,168	39,119

Income before income taxes and equity in undistributed earnings of subsidiaries	66,722	23,948	39,906
Income tax benefit	(4,248)	(6,458)	(6,621)

Income before equity in undistributed earnings of subsidiaries	70,970	30,406	46,527
Equity in undistributed earnings of subsidiaries:
Banks	44,797	65,885	58,926
Non-Banks	6,950	10,181	(14,451)

Net income and comprehensive income	$122,717	$106,472	$91,002

	Year Ended December 31
	2012	2011	2010
STATEMENTS OF CASH FLOWS (in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash used in operating activities:
Net income	$122,717	$106,472	$91,002
Equity in earnings of subsidiaries	(129,747)	(117,066)	(101,225)
Net (increase) decrease in trading securities	(11,380)	(6,629)	1,325
Other	(16,812)	(6,567)	3,683

Net cash used in operating activities	(35,222)	(23,790)	(5,215)

INVESTING ACTIVITIES:
Net capital investment in subsidiaries	(3,000)	(6,900)	(35,701)
Dividends received from subsidiaries	78,000	41,000	56,750
Net capital expenditures for premises and equipment	466	(538)	51

Net cash provided by investing activities	75,466	33,562	21,100

FINANCING ACTIVITIES:
Proceeds from short-term debt	—	10,000	—
Cash dividends paid	(33,787)	(31,801)	(30,460)
Net purchase of treasury stock	(5,368)	129	(369)

Net cash used in financing activities	(39,155)	(21,672)	(30,829)

Net increase (decrease) in cash	1,089	(11,900)	(14,944)

Cash at beginning of period	5,904	17,804	32,748

Cash at end of period	$6,993	$5,904	$17,804

20.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended 2012
2012	March 31	June 30	Sept 30	Dec 31
Interest income	$84,733	$85,350	$84,979	$84,623
Interest expense	5,644	4,977	4,614	4,394

Net interest income	79,089	80,373	80,365	80,229
Provision for loan losses	4,500	4,500	4,500	4,000
Noninterest income	132,301	110,226	106,321	109,274
Noninterest expense	141,904	144,686	145,905	157,959
Income tax expense	18,619	12,248	10,156	6,484

Net income	$46,367	$29,165	$26,125	$21,060

2011	March 31	June 30	Sept 30	Dec 31
Interest income	$85,973	$86,551	$85,624	$85,505
Interest expense	7,525	6,633	6,550	5,972

Net interest income	78,448	79,918	79,074	79,533
Provision for loan losses	7,100	5,600	4,500	5,000
Noninterest income	107,750	107,856	100,957	97,769
Noninterest expense	135,516	145,581	139,428	142,221
Income tax expense	12,712	10,272	10,088	6,815

Net income	$30,870	$26,321	$26,015	$23,266

Per Share	Three Months Ended
2012	March 31	June 30	Sept 30	Dec 31
Net income—basic	$1.16	$0.73	$0.65	$0.53
Net income—diluted	1.15	0.72	0.64	0.52
Dividend	0.205	0.205	0.205	0.215
Book value	29.9	30.89	31.88	31.71
Per Share

Per Share 2011	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.77	$0.66	$0.65	$0.58
Net income—diluted	0.76	0.65	0.64	0.58
Dividend	0.195	0.195	0.195	0.205
Book value	26.62	27.97	28.97	29.46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the internal control over financial reporting of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company, and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Kansas City, Missouri

February 25, 2013

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 9 through 10) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2013 (the 2013 Annual Meeting of Shareholders).

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

The information required by this item is incorporated herein by reference under the Executive Compensation section of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This information required by this item is incorporated herein by reference to the Company’s 2012 Proxy Statement under the caption “Stock Ownership—Principal Shareholders.”

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
2002 Incentive Stock Option Plan	492,849	$34.71	None
2005 Long-term Incentive Plan Non-Qualified Stock Options	1,246,111	38.97	2,496,306
Equity compensation plans not approved by security holders	None	None	None

Total	1,738,960	$37.76	2,496,306

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance – Director Independence” of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the Three Years Ended December 31, 2012

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2012

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2012

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2012

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K:

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of July 26, 2011 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on August 4, 2011.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	1992 Incentive Stock Option Plan incorporated by reference to Exhibit 2.8 to Form S-8 Registration Statement filed on February 17, 1993.

10.2	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.3	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of April 26, 2011 incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 26, 2011 Annual Meeting filed with the Commission on March 17, 2011.

10.4	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.5	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.5	Consulting Agreement between the Company and R. Crosby Kemper, Jr. dated November 1, 2004 incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.6	Stock purchase agreement between the Company and Jeffrey D. Clark, Bonnie J. Clark, Michelle Jenson, Chad J. Allen, Jerry A. Wright, and Jill L. Calton dated May 7, 2009 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2009 and filed with the Commission on August 5, 2009.

10.7	Stock purchase agreement between the Company and Prairie Capital Management, LLC dated June 27, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2010 and filed with the Commission on August 4, 2010.

10.8	Asset purchase agreement between the Company and Reams Asset Management Company, LLC, MME Investments, LLC, Mark M. Egan, David B. McKinney, Hilltop Capital, LLC, Thomas M. Fink, Stephen T. Vincent, Todd C. Thompson, Deanne B. Olson, Daniel P. Spurgeon dated September 1, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010 and filed with the Commission on November 4, 2010.

10.9	Scout Investments Retention and Annual Performance Program incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012.

10.10	Annual Variable Pay Plan Scout Investments/Leadership, January 1, 2013- December 31, 2013 for Andrew Iseman incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2013.

10.11	Annual Variable Pay Plan UMB Fund Services/Leadership, January 1, 2013-December 31, 2013 for John Zader.

18.1	Accounting preferability letter regarding the date change of goodwill impairment testing dated February 25, 2013.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper J. Mariner Kemper Chairman of the Board, Chief Executive Officer

/s/ Michael D. Hagedorn
Michael D. Hagedorn Chief Financial Officer

/s/ Brian J. Walker Brian J. Walker Senior Vice President, Controller (Chief Accounting Officer)

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

DAVID R. BRADLEY, JR. David R. Bradley, Jr.	Director	NANCY K. BUESE Nancy K. Buese	Director

PETER J. DESILVA Peter J. deSilva	Director, President, and Chief Operating Officer	TERRENCE P. DUNN Terrence P. Dunn	Director

KEVIN C. GALLAGHER Kevin C. Gallagher	Director	GREGORY M. GRAVES Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director	KRIS A. ROBBINS Kris A. Robbins	Director

THOMAS D. SANDERS Thomas D. Sanders	Director	L. JOSHUA SOSLAND L. Joshua Sosland	Director

PAUL UHLMANN III Paul Uhlmann III	Director	THOMAS J. WOOD III Thomas J. Wood III	Director
		/S/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board, Chief Executive Officer

Date: February 25, 2013