Form 10-Q
period 2013-03-31
UMB FINANCIAL CORP
filed 2013-05-02
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 27, 2013, UMB Financial Corporation had 40,539,969 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Loans:	$6,010,681	$5,686,749
Allowance for loan losses	(69,881)	(71,426)

Net loans	5,940,800	5,615,323

Loans held for sale	6,305	3,877
Investment Securities:
Available for sale	6,841,584	6,937,463
Held to maturity (market value of $142,531 and $129,495, respectively)	129,498	114,756
Trading securities	72,588	55,764
Federal Reserve Bank stock and other	26,127	26,333

Total investment securities	7,069,797	7,134,316

Federal funds sold and securities purchased under agreements to resell	19,046	89,868
Interest-bearing due from banks	1,631,163	720,500
Cash and due from banks	319,535	667,774
Bank premises and equipment, net	244,678	244,600
Accrued income	70,510	69,749
Goodwill	209,758	209,758
Other intangibles	65,348	68,803
Other assets	128,530	102,628

Total assets	$15,705,470	$14,927,196

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,597,601	$4,920,581
Interest-bearing demand and savings	5,895,219	5,450,450
Time deposits under $100,000	525,174	540,269
Time deposits of $100,000 or more	541,464	742,065

Total deposits	12,559,458	11,653,365
Federal funds purchased and repurchase agreements	1,659,343	1,787,270
Short-term debt	415	—
Long-term debt	4,393	5,879
Accrued expenses and taxes	152,114	182,468
Other liabilities	44,189	18,869

Total liabilities	14,419,912	13,647,851

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 40,520,464 and 40,340,878 shares outstanding, respectively	55,057	55,057
Capital surplus	732,209	732,069
Retained earnings	813,245	787,015
Accumulated other comprehensive income	63,572	85,588
Treasury stock, 14,536,266 and 14,715,852 shares, at cost, respectively	(378,525)	(380,384)

Total shareholders’ equity	1,285,558	1,279,345

Total liabilities and shareholders’ equity	$15,705,470	$14,927,196

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Loans	$54,720	$54,055
Securities:
Taxable interest	18,465	20,129
Tax-exempt interest	9,760	9,375

Total securities income	28,225	29,504
Federal funds and resell agreements	24	16
Interest-bearing due from banks	669	835
Trading securities	264	323

Total interest income	83,902	84,733

INTEREST EXPENSE
Deposits	3,792	4,988
Federal funds purchased and repurchase agreements	567	439
Other	60	217

Total interest expense	4,419	5,644

Net interest income	79,483	79,089
Provision for loan losses	2,000	4,500

Net interest income after provision for loan losses	77,483	74,589

NONINTEREST INCOME
Trust and securities processing	62,312	54,710
Trading and investment banking	7,109	9,678
Service charges on deposit accounts	21,523	20,011
Insurance fees and commissions	961	1,009
Brokerage fees	2,946	2,514
Bankcard fees	16,439	14,735
Gain on sales of securities available for sale, net	5,893	16,541
Other	3,833	13,103

Total noninterest income	121,016	132,301

NONINTEREST EXPENSE
Salaries and employee benefits	83,702	79,914
Occupancy, net	9,887	9,278
Equipment	11,934	10,665
Supplies and services	4,487	5,043
Marketing and business development	4,272	4,260
Processing fees	14,090	12,816
Legal and consulting	3,600	3,515
Bankcard	4,547	4,242
Amortization of other intangible assets	3,456	3,852
Regulatory Fees	1,911	2,419
Other	8,492	5,900

Total noninterest expense	150,378	141,904

Income before income taxes	48,121	64,986
Income tax expense	13,180	18,619

NET INCOME	$34,941	$46,367

PER SHARE DATA
Net income – basic	$0.88	$1.16
Net income – diluted	0.87	1.15
Dividends	0.215	0.205
Weighted average shares outstanding	39,881,505	40,025,456

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$34,941	$46,367
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	(27,048)	(10,616)
Less: Reclassifications adjustment for gains included in net income	(5,893)	(16,541)

Change in unrealized gains on securities during the period	(32,941)	(27,157)
Income tax benefit	10,925	9,926

Other comprehensive loss	(22,016)	(17,231)

Comprehensive income	$12,925	$29,136

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2012	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132
Total comprehensive income			46,367	(17,231)		29,136
Cash dividends ($0.205 per share)	—	—	(8,312)	—	—	(8,312)
Purchase of treasury stock	—	—	—	—	(2,666)	(2,666)
Issuance of equity awards	—	(2,737)	—	—	2,982	245
Recognition of equity based compensation	—	1,712	—	—	—	1,712
Net tax benefit related to equity compensation plans	—	84	—	—	—	84
Sale of treasury stock	—	105	—	—	102	207
Exercise of stock options	—	514	—	—	619	1,133

Balance – March 31, 2012	$55,057	$722,977	$735,978	$63,868	$(365,209)	$1,212,671

Balance – January 1, 2013	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345
Total comprehensive income			34,941	(22,016)		12,925
Cash dividends ($0.215 per share)	—	—	(8,711)	—	—	(8,711)
Purchase of treasury stock	—	—	—	—	(1,656)	(1,656)
Issuance of equity awards	—	(2,592)	—	—	3,041	449
Recognition of equity based compensation	—	1,913	—	—	—	1,913
Net tax benefit related to equity compensation plans	—	332	—	—	—	332
Sale of treasury stock	—	42	—	—	24	66
Exercise of stock options	—	445	—	—	450	895

Balance – March 31, 2013	$55,057	$732,209	$813,245	$63,572	$(378,525)	$1,285,558

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net Income	$34,941	$46,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	4,500
Depreciation and amortization	10,969	10,210
Deferred income tax benefit	(2,591)	(1,322)
Net increase in trading securities and other earning assets	(16,824)	(10,554)
Gains on sales of securities available for sale	(5,893)	(16,541)
Gains on sales of assets	303	(851)
Amortization of securities premiums, net of discount accretion	13,433	12,629
Originations of loans held for sale	(39,543)	(51,557)
Net gains on sales of loans held for sale	(211)	(304)
Proceeds from sales of loans held for sale	37,326	51,914
Issuance of equity awards	449	245
Equity based compensation	1,913	1,712
Changes in:
Accrued income	(761)	2,054
Accrued expenses and taxes	(11,956)	(19,282)
Other assets and liabilities, net	11,790	(19,069)

Net cash provided by operating activities	35,345	10,151

Investing Activities
Proceeds from maturities of securities held to maturity	7,996	2,163
Proceeds from sales of securities available for sale	333,912	775,658
Proceeds from maturities of securities available for sale	514,720	441,336
Purchases of securities held to maturity	(22,734)	(9,676)
Purchases of securities available for sale	(805,695)	(1,341,488)
Net increase in loans	(327,354)	(187,607)
Net decrease in fed funds sold and resell agreements	70,822	56,415
Net (increase) decrease in interest bearing balances due from other financial institutions	(1,004)	16,283
Purchases of bank premises and equipment	(8,011)	(6,880)
Net cash received from acquisitions	(692)	701
Proceeds from sales of bank premises and equipment	808	840

Net cash used in investing activities	(237,232)	(252,255)

Financing Activities
Net increase in demand and savings deposits	1,121,789	852,699
Net decrease in time deposits	(215,696)	(274,617)
Net decrease in fed funds purchased and repurchase agreements	(127,927)	(448,122)
Net decrease in short-term debt	(99)	(2,000)
Repayment of long-term debt	(972)	(1,106)
Payment of contingent consideration on acquisitions	(4,899)	(7,651)
Cash dividends paid	(8,526)	(8,302)
Net tax benefit related to equity compensation plans	332	84
Proceeds from exercise of stock options and sales of treasury shares	961	1,340
Purchases of treasury stock	(1,656)	(2,666)

Net cash provided by financing activities	763,307	109,659

Increase (decrease) in cash and due from banks	561,420	(132,445)
Cash and cash equivalents at beginning of period	1,366,394	1,459,631

Cash and cash equivalents at end of period	$1,927,814	$1,327,186

Supplemental Disclosures:
Income taxes paid	$9,302	$10,664
Total interest paid	4,608	6,213

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations within this form 10-Q filing and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

2. Summary of Accounting Policies

The Company is a bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank, which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amounts due from certificates of deposit totaled $22.9 million and $134.7 million at March 31, 2013 and March 31, 2012, respectively.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of March 31, 2013 and March 31, 2012 (in thousands):

	March 31,
	2013	2012
Due from the Federal Reserve	$1,608,279	$923,611
Cash and due from banks	319,535	403,575

Cash and cash equivalents at end of period	$1,927,814	$1,327,186

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 418,210 and 347,396 shares issuable upon the exercise of stock options granted by the Company at March 31, 2013 and 2012, respectively.

Options issued under employee benefit plans to purchase 280,611 and 632,533 shares of common stock were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

3. New Accounting Pronouncements

Presentation of Comprehensive Income In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05), which amends the FASB Standards Codification to allow the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the Company for the period ended March 31, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU No. 2011-12 (ASU 2011-12) “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 for the quarter ended March 31, 2012 with no material impact on its financial statements except for a change in presentation. In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new disclosure requirements are effective for interim periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not impact on the Company’s financial statements except for additional financial statement disclosures.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

4. Loans and Allowance for Loan Losses

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place that are designed to minimize the level of risk within the loan portfolio. Diversification of the loan portfolio manages the risk associated with fluctuations in economic conditions. The Company maintains an independent loan review department that reviews and validates the risk assessment on a continual basis. Management regularly evaluates the results of the loan reviews. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$17,385	$28	$13,764	$31,177	$3,155,385	$3,186,562
Commercial – credit card	2,526	62	84	2,672	115,941	118,613
Real estate:
Real estate – construction	25	—	1,254	1,279	83,589	84,868
Real estate – commercial	9,554	897	8,341	18,792	1,424,471	1,443,263
Real estate – residential	1,151	548	777	2,476	227,016	229,492
Real estate – HELOC	1,299	—	259	1,558	561,207	562,765
Consumer:
Consumer – credit card	2,740	2,668	1,840	7,248	306,899	314,147
Consumer – other	2,069	1,553	1,261	4,883	46,187	51,070
Leases	—	—	—	—	19,901	19,901

Total loans	$36,749	$5,756	$27,580	$70,085	$5,940,596	$6,010,681

	December 31, 2012
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$5,170	$93	$14,122	$19,385	$2,854,309	$2,873,694
Commercial – credit card	561	43	61	665	103,655	104,320
Real estate:
Real estate – construction	3,750	—	1,263	5,013	73,473	78,486
Real estate – commercial	3,590	113	8,170	11,873	1,423,938	1,435,811
Real estate – residential	1,371	49	666	2,086	210,277	212,363
Real estate – HELOC	1,324	50	225	1,599	572,324	573,923
Consumer:
Consumer – credit card	2,989	2,955	2,285	8,229	326,289	334,518
Consumer – other	1,116	251	1,311	2,678	51,872	54,550
Leases	—	—	—	—	19,084	19,084

Total loans	$19,871	$3,554	$28,103	$51,528	$5,635,221	$5,686,749

The Company sold $37.3 million and $51.9 million of residential real estate and student loans during the periods ended March 31, 2013 and March 31, 2012, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $27.6 million and $28.1 million at March 31, 2013 and December 31, 2012, respectively. Restructured loans totaled $13.8 million and $12.5 million at March 31, 2013 and December 31, 2012, respectively. Loans 90 days past due and still accruing interest amounted to $5.8 million and $3.6 million at March 31, 2013 and December 31, 2012, respectively. There was an insignificant amount of interest recognized on impaired loans during 2013 and 2012.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans, net charge-offs, non-performing loans, and general economic conditions.

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. The loan rankings are summarized into the following categories: Non-watch list, Watch, Special Mention, and Substandard. Any loan not classified in one of the categories described below is considered to be a Non-watch list loan. The loans in any of the three categories below are considered to be a criticized loan. A description of the general characteristics of the loan ranking categories is as follows:

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at March 31, 2013 and December 31, 2012 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate - construction
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Non-watch list	$3,008,416	$2,670,925	$81,274	$75,631
Watch	84,534	98,636	873	518
Special Mention	32,683	29,462	14	14
Substandard	60,929	74,671	2,707	2,323

Total	$3,186,562	$2,873,694	$84,868	$78,486

	Real estate - commercial
	March 31, 2013	December 31, 2012
Non-watch list	$1,328,480	$1,325,460
Watch	65,234	63,278
Special Mention	16,892	11,613
Substandard	32,657	35,460

Total	$1,443,263	$1,435,811

Credit Exposure
Credit Risk Profile Based on Payment Activity
	Commercial - credit card		Real estate - residential
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Performing	$118,529	$104,259	$228,715	$211,697
Non-performing	84	61	777	666

Total	$118,613	$104,320	$229,492	$212,363

	Real estate - HELOC		Consumer - credit card
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Performing	$562,506	$573,698	$312,307	$332,233
Non-performing	259	225	1,840	2,285

Total	$562,765	$573,923	$314,147	$334,518

	Consumer - other		Leases
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Performing	$49,809	$53,239	$19,901	$19,084
Non-performing	1,261	1,311	—	—

Total	$51,070	$54,550	$19,901	$19,084

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,390	$15,506	$12,470	$60	$71,426
Charge-offs	(1,397)	(195)	(3,257)	—	(4,849)
Recoveries	374	9	921	—	1,304
Provision	978	(374)	1,395	1	2,000

Ending Balance	$43,345	$14,946	$11,529	$61	$69,881

Ending Balance: individually evaluated for impairment	$3,206	$309	$—	$—	$3,515
Ending Balance: collectively evaluated for impairment	40,139	14,637	11,529	61	66,366
Loans:
Ending Balance: loans	$3,305,175	$2,320,388	$365,217	$19,901	$6,010,681
Ending Balance: individually evaluated for impairment	15,974	10,140	46	—	26,160
Ending Balance: collectively evaluated for impairment	3,289,201	2,310,248	365,171	19,901	5,984,521

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at March 31, 2013 and December 31, 2012 (in thousands):

	Three Months Ended March 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$22,285	$1,680	$14,294	$15,974	$3,206	$15,515
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,569	1,219	123	1,342	64	1,346
Real estate – commercial	8,185	7,362	472	7,834	245	8,412
Real estate – residential	1,174	964	—	964	—	913
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	47	46	—	46	—	48
Leases	—	—	—	—	—	—

Total	$33,260	$11,271	$14,889	$26,160	$3,515	$26,234

	Year Ended December 31, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$22,453	$12,119	$2,938	$15,057	$1,393	$13,287
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	276	276	—	276	—	118
Real estate – commercial	9,334	6,777	2,213	8,990	733	9,925
Real estate – residential	2,357	1,714	223	1,937	48	2,622
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	51	49	—	49	—	43
Leases	—	—	—	—	—	—

Total	$34,471	$20,935	$5,374	$26,309	$2,174	$25,995

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (TDR) when a concession is granted to a debtor experiencing financial difficulties. The Company’s modifications generally include interest rate adjustments, amortization and maturity date extensions, and principal reductions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company’s restructured loans are individually evaluated for impairment and evaluated as part of the allowance for loan loss as described above in the Allowance for Loan Losses section of this note.

The Company had $383 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s. The Company made no TDR’s in the last 12 months that had payment defaults for the three month period ended March 31, 2013.

This table provides a summary of loans restructured by class for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—	1	$800	$800
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	2	1,408	1,407	—	—	—
Real estate – residential	—	—	—	—	—	—
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	2	$1,408	$1,407	1	$800	$800

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$121,777	$1,260	$(216)	$122,821
U.S. Agencies	1,042,955	6,136	(119)	1,048,972
Mortgage-backed	3,218,547	57,084	(4,913)	3,270,718
State and political subdivisions	1,928,957	45,193	(4,214)	1,969,936
Corporates	427,500	2,378	(741)	429,137
Commercial Paper	—	—	—	—

Total	$6,739,736	$112,051	$(10,203)	$6,841,584

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$116,856	$1,166	$(171)	$117,851
U.S. Agencies	1,019,640	6,597	(122)	1,026,115
Mortgage-backed	3,480,006	78,600	(2,413)	3,556,193
State and political subdivisions	1,842,715	51,341	(1,372)	1,892,684
Corporates	337,706	1,945	(764)	338,887
Commercial Paper	5,733	—	—	5,733

Total	$6,802,656	$139,649	$(4,842)	$6,937,463

The following table presents contractual maturity information for securities available for sale at March 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$569,017	$571,721
Due after 1 year through 5 years	2,020,200	2,048,453
Due after 5 years through 10 years	753,872	773,932
Due after 10 years	178,100	176,760

Total	3,521,189	3,570,866
Mortgage-backed securities	3,218,547	3,270,718

Total securities available for sale	$6,739,736	$6,841,584

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2013, proceeds from the sales of securities available for sale were $333.9 million compared to $775.7 million for the same period in 2012. Securities transactions resulted in gross realized gains of $5.9 million and $16.9 million for the three months ended March 31, 2013 and 2012. The gross realized losses for the three months ended March 31, 2013 and 2012 were $37 thousand and $342 thousand, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at March 31, 2013 and March 31, 2012 were $0.2 million and $1.6 million, respectively, and were included in trading and investment banking income on the consolidated statements of income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$129,498	$13,033	$—	$142,531

December 31, 2012
State and political subdivisions	$114,756	$14,739	$—	$129,495

The following table presents contractual maturity information for securities held to maturity at March 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$1,466	$1,614
Due after 1 year through 5 years	30,829	33,932
Due after 5 years through 10 years	31,884	35,092
Due after 10 years	65,319	71,893

Total securities held to maturity	$129,498	$142,531

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first three months of 2013 or 2012.

Securities available for sale and held to maturity with a market value of $5.3 billion at March 31, 2013, and $5.9 billion at December 31, 2012, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits as required by law, and other potential borrowings.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 (in thousands).

March 31, 2013	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$19,765	$(216)	$—	$—	$19,765	$(216)
U.S. Agencies	195,815	(119)	—	—	195,815	(119)
Mortgage-backed	583,894	(4,913)	—	—	583,894	(4,913)
State and political subdivisions	289,738	(4,160)	5,540	(54)	295,278	(4,214)
Corporates	153,982	(741)	—	—	153,982	(741)
Commercial Paper	—	—	—	—	—	—

Total temporarily - impaired debt securities available for sale	$1,243,194	$(10,149)	$5,540	$(54)	$1,248,734	$(10,203)

December 31, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$29,747	$(171)	$—	$—	$29,747	$(171)
U.S. Agencies	295,747	(122)	—	—	295,747	(122)
Mortgage-backed	398,384	(2,413)	—	—	398,384	(2,413)
State and political subdivisions	132,951	(1,358)	2,604	(14)	135,555	(1,372)
Corporates	178,564	(764)	—	—	178,564	(764)
Commercial Paper	5,733	—	—	—	5,733	—

Total temporarily-impaired debt securities available for sale	$1,041,126	$(4,828)	$2,604	$(14)	$1,043,730	$(4,842)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2013 and December 31, 2012 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2012	$144,109	$47,529	$19,476	$211,114
Goodwill disposals during period	(1,356)	—	—	(1,356)

Balances as of December 31, 2012	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of March 31, 2013	$142,753	$47,529	$19,476	$209,758

Following are the intangible assets that continue to be subject to amortization as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$30,782	$5,715
Customer relationships	103,960	45,401	58,559
Other intangible assets	3,247	2,173	1,074

Total intangible assets	$143,704	$78,356	$65,348

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$30,403	$6,094
Customer relationships	103,960	42,399	61,561
Other intangible assets	3,247	2,099	1,148

Total intangible assets	$143,704	$74,901	$68,803

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2013	2012
Aggregate amortization expense	$3,456	$3,852

Estimated amortization expense of intangible assets on future years (in thousands):

For the nine months ending December 31, 2013	$9,763
For the year ending December 31, 2014	12,146
For the year ending December 31, 2015	9,550
For the year ending December 31, 2016	8,342
For the year ending December 31, 2017	7,098

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31, 2013	December 31, 2012
Commitments to extend credit for loans (excluding credit card loans)	$2,522,612	$2,458,444
Commitments to extend credit under credit card loans	2,218,196	2,184,415
Commercial letters of credit	1,423	1,041
Standby letters of credit	340,400	343,503
Futures contracts	19,000	7,500
Forward foreign exchange contracts	2,567	2,005
Spot foreign exchange contracts	5,397	2,910

8. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect changes in how executive management responsibilities were changed by the Executive Committee for each of the core businesses, the products and services provided and the types of customers served, and how financial information is currently evaluated by management. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at March 31, 2013. Previously reported results have been reclassified to conform to the current organizational structure.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

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

Asset Servicing provides services to the asset management industry, supporting a range of investment products, including mutual funds, alternative investments and managed accounts. Services include fund administration, fund accounting, investor services, transfer agency, distribution, marketing, custody, alternative investment services, and collective and multiple-series trust services.

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$67,260	$11,548	$—	$675	$79,483
Provision for loan losses	257	1,743	—	—	2,000
Noninterest income	52,748	19,437	28,553	20,278	121,016
Noninterest expense	91,437	20,051	18,958	19,932	150,378

Income before taxes	28,314	9,191	9,595	1,021	48,121
Income tax expense	7,181	2,786	2,635	578	13,180

Net income	$21,133	$6,405	$6,960	$443	$34,941

Average assets	$11,733,000	$1,264,000	$78,000	$1,708,000	$14,783,000

	Three Months Ended March 31, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$67,970	$10,724	$3	$392	$79,089
Provision for loan losses	1,835	2,665	-	—	4,500
Noninterest income	69,928	16,098	26,126	20,149	132,301
Noninterest expense	93,119	14,809	17,183	16,793	141,904

Income before taxes	42,944	9,348	8,946	3,748	64,986
Income tax expense	11,605	2,916	2,572	1,526	18,619

Net income	$31,339	$6,432	$6,374	$2,222	$46,367

Average assets	$11,341,000	$846,000	$83,000	$1,028,000	$13,298,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

9. Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2013 and December 31, 2012. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheet.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2013 and December 31, 2012(in thousands):

	Asset Derivatives		Liability Derivatives
Fair value	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments Interest Rate Products	$2,870	$3,503	$2,886	$3,625

Total	$2,870	$3,503	$2,886	$3,625

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2010. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2013, the Company had twenty interest rate swaps with an aggregate notional amount of $193.8 million related to this program. During the three months ended March 31, 2013 and 2012, the Company recognized net gains of $106 thousand and net losses of $43 thousand, respectively, related to changes in the fair value of these swaps.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain (loss) recognized in other non-interest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of March 31, 2013 and March 31, 2012 (in thousands):

	Amount of Gain (Loss) Recognized For the Three Months Ended
	March 31, 2013	March 31, 2012
Derivatives not designated as hedging instruments
Interest rate products	$106	$(43)

Total	$106	$(43)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2013 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $3.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurement As of March 31, 2013
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,733	$1,733	$—	$—
U.S. Agencies	559	—	559	—
Mortgage-backed	33,090	—	33,090	—
State and political subdivisions	5,377	—	5,377	—
Trading – other	31,829	31,810	19	—

Trading securities	72,588	33,543	39,045	—

U.S. Treasury	122,821	122,821	—	—
U.S. Agencies	1,048,972	—	1,048,972	—
Mortgage-backed	3,270,718	—	3,270,718	—
State and political subdivisions	1,969,936	—	1,969,936	—
Corporates	429,137	429,137	—	—
Commercial paper	—	—	—	—

Available for sale securities	6,841,584	551,958	6,289,626	—

Company-owned life insurance	11,144	—	11,144	—
Derivatives	2,870	—	2,870	—

Total	$6,928,186	$585,501	$6,342,685	$—

Liabilities
Deferred compensation	$16,172	$16,172	$—	$—
Contingent consideration liability	49,442	—	—	49,442
Derivatives	2,886	—	2,886	—

Total	$68,500	$16,172	$2,886	$49,442

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Fair Value Measurement as of December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	506	—	506	—
Mortgage-backed	11,288	—	11,288	—
State and political subdivisions	12,913	—	12,913	—
Trading – other	30,657	30,657	—	—

Trading securities	55,764	31,057	24,707	—

U.S. Treasury	117,851	117,851	—	—
U.S. Agencies	1,026,115	—	1,026,115	—
Mortgage-backed	3,556,193	—	3,556,193	—
State and political subdivisions	1,892,684	—	1,892,684	—
Corporates	338,887	338,887		—
Commercial paper	5,733	—	5,733	—

Available for sale securities	6,937,463	456,738	6,480,725	—
Company-owned life insurance	10,539	—	10,539	—
Derivatives	3,503	—	3,503	—

Total	$7,007,269	$487,795	$6,519,474	$—

Liabilities
Deferred compensation	13,705	$13,705	$—	$—
Contingent consideration liability	51,163	—	—	51,163
Derivatives	3,625	—	3,625	—

Total	$68,493	$13,705	$3,625	$51,163

The following table reconciles the beginning and ending balances of the contingent consideration liability:

	Three Months Ended March 31,
	2013	2012
Beginning Balance	$51,163	$72,046
Payment of contingent considerations on acquisitions	(4,899)	(7,651)
Expense (income) from fair value adjustments	3,178	(6,972)

Ending Balance	$49,442	$57,423

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

The following table presents certain quantitative information about the significant unobservable input used in the fair value measurement for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range (Weighted Average)
Liabilities
Contingent consideration liability	Discounted cash flows	Revenue and expense growth percentage	6% - 31%

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurement at March 31, 2013 Using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
Impaired loans	$11,374	$—	$—	$11,374	$(1,759)
Other real estate owned	123	—	—	123	$—

Total	$11,497	$—	$—	$11,497	$(1,759)

	Fair Value Measurement at December 31, 2012 Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$5,178	$—	$—	$5,178	$1,756
Other real estate owned	924	—	—	924	$(455)

Total	$6,102	$—	$—	$6,102	$1,301

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at March, 31, 2013 and December 31, 2012 are as follows (in millions):

	Fair Value Measurement at March 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$129.5	$—	$129.5	$—	$129.5
Federal Reserve Bank and other stock	26.1	—	26.1	—	26.1
Loans (exclusive of allowance for loan loss)	6,017.0	—	6,086.9	—	6,086.9
FINANCIAL LIABILITIES
Time deposits	1,066.6	—	1,071.7	—	1,071.7
Long-term debt	4.4	—	4.6	—	4.6
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1.4
Commercial letters of credit					0.1
Standby letters of credit					0.4

	Fair Value Measurement at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$114.8	$—	$129.5	$—	$129.5
Federal Reserve Bank and other stock	26.3	—	26.3	—	26.3
Loans (exclusive of allowance for loan loss)	5,690.6	—	5,754.1	—	5,754.1
FINANCIAL LIABILITIES
Time deposits	1,282.3	—	1,287.9	—	1,287.9
Long-term debt	5.9	—	6.1	—	6.1
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.6
Commercial letters of credit					0.2
Standby letters of credit					2.1

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

Federal Reserve Bank and Other Stock Amount consists of Federal Reserve Bank stock held by the Bank and other miscellaneous investments. The fair value is considered to be the carrying value as no readily determinable market exists for these investments because they can only be redeemed with the Federal Reserve Bank.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2013. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to maintain high quality through a strong balance sheet, solid credit quality, a low cost of funding, and effective risk management. The strength in the balance sheet can be seen in the solid credit quality of the earning assets and the Company’s continued growth in low cost funding. At March 31, 2013, the Company’s nonperforming assets as a percentage of total assets were 0.20 percent. As a percentage of loans, nonperforming loans decreased to 0.46 percent as compared to 0.50 percent on March 31, 2012. These credit quality ratios were achieved while maintaining positive directional growth in earning assets, which increased 11.9% from March 31, 2012.

The second strategy is to deliver profitable and sustainable growth by accelerating fee businesses, growing quality earning assets, maximizing efficiencies, and maintaining sales leverage. The Company’s acceleration of fee businesses is apparent with the increase in trust and securities processing. Trust and securities processing income increased $7.6 million, or 13.9 percent, for the three months ended March 31, 2013 compared to the same period in 2012. The increase in trust and securities processing income was primarily due to a $4.8 million, or 29.8 percent, increase in advisory fee income from the Scout Funds; a $0.8 million, or 4.0 percent, increase in fund administration and custody services; and a $2.1 million, or 11.9 percent, increase in fees related to institutional and personal investment management services. Also notable is the Company’s loan growth. While maintaining the aforementioned credit ratios, the Company’s March 31, 2013 total loans increased $865.9 million, or 16.8 percent, as compared to the same three month period one year ago.

The third strategy is to maintain diversified revenue streams. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the first quarter of 2013, noninterest income decreased $11.3 million, or 8.5 percent, compared to the same period of 2012. Gains of $5.9 million on securities available for sale were recognized in the first quarter of 2013 compared to $16.5 million during the same period in 2012. Other noninterest income decreased $9.3 million, or 70.7 percent, primarily driven by an $8.2 million adjustment in contingent consideration liabilities on acquisitions. These adjustments were due to the adoption of new accounting guidance related to fair value measurements in the first quarter of 2012. These prior year drivers are camouflaging the 13.9 percent increase in trust and securities processing in the first quarter of 2013. At March 31, 2013, noninterest income represented 60.4 percent of total revenues, as compared to 62.6 percent at March 31, 2012.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At March 31, 2013, the Company had $1.3 billion in total shareholders’ equity. This is an increase of $72.9 million, or 6.0 percent, compared to total shareholders’ equity at March 31, 2012. At March 31, 2013, the Company had a total risk-based capital ratio of 11.74 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 35,967 shares at an average price of $46.03 per share during the first quarter of 2013.

Earnings Summary

The Company recorded consolidated net income of $34.9 million for the three-month period ended March 31, 2013, compared to $46.4 million for the same period a year earlier. This represents a 24.6 percent decrease over the three-month period ended March 31, 2012. Basic earnings per share for the first quarter of 2013 were $0.88 per share ($0.87 per share fully-diluted) compared to $1.16 per share ($1.15 per share fully-diluted) for the first quarter of 2012. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2013 were 0.96 and 11.05 percent, respectively, compared to 1.40 and 15.37 percent for the three-month period ended March 31, 2012.

Net interest income for the three month period ended March 31, 2013 was flat as compared to the same period in 2012. Average earning assets increased by $1.5 billion, or 11.9 percent, compared to the first quarter of 2012. Net interest margin, on a tax-equivalent basis, decreased to 2.51 percent or a 24 basis points decline for the three months ended March 31, 2013, compared to 2.75 percent for the same period in 2012.

The provision for loan losses decreased by $2.5 million for the three month period ended March 31, 2013, compared to the same period in 2012. With the decreased provision and an increase in total loans, the allowance for loan losses as a percentage of total loans decreased by 27 basis points to 1.16 percent as of March 31, 2013, compared to March 31, 2012. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2012 Annual Report on Form 10-K.

Noninterest income decreased by $11.3 million, or 8.5 percent, for the three-month period ended March 31, 2013, compared to the same period one year ago. For the three month period, the decreases are primarily due to 2012 gains, partially offset by increases in trust and securities processing income. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $8.5 million, or 6.0 percent, for the three-month period ended March 31, 2013, compared to the same period in 2012. For the three month period, the increases were primarily due to increases in salaries, employee benefits, and fair value adjustments to the contingent consideration liabilities on acquisitions. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended March 31, 2013, net interest income increased by $0.4 million, or 0.5 percent, as compared to the same period in 2012.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a downward repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. As illustrated on this table, net interest spread for the three months ended March 31, 2013 decreased by 22 basis points and net interest margin decreased by 24 basis points compared to the same period in 2012. These results are primarily due to the interest-bearing liabilities repricing slower or incrementally less than the earning assets. The increase of $641.5 million of average noninterest-bearing demand deposits, as compared to the first quarter of 2012, continues to be a positive impact. However, with the rate on interest-bearing liabilities decreasing to 0.21 percent as compared to 0.29 percent one year ago, the contribution from free funds is diminished. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in the flattening of net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.48 percent for the three-month period ended March 31, 2013 and 2.78 percent for the same period in 2012.

	Three Months Ended March 31,
	2013		2012
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$5,814,855	3.82%	$5,052,663	4.31%
Securities:
Taxable	4,871,926	1.54	4,342,151	1.86
Tax-exempt	1,994,620	3.07	1,764,958	3.25

Total securities	6,866,546	1.98	6,107,109	2.26
Federal funds and resell agreements	19,140	0.51	19,532	0.33
Interest-bearing due from banks	972,962	0.28	1,043,014	0.32
Other earning assets	57,565	2.09	52,193	2.64

Total earning assets	13,731,068	2.64	12,274,511	2.94
Allowance for loan losses	(71,504)		(72,395)
Other assets	1,123,453		1,095,799

Total assets	$14,783,017		$13,297,915

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,018,471	0.22%	$6,317,146	0.32%
Federal funds and repurchase agreements	1,673,062	0.14	1,572,427	0.11
Borrowed funds	5,392	4.51	16,934	5.15

Total interest-bearing liabilities	8,696,925	0.21	7,906,507	0.29
Noninterest-bearing demand deposits	4,626,556		3,985,085
Other liabilities	177,139		192,769
Shareholders’ equity	1,282,397		1,213,554

Total liabilities and shareholders’ equity	$14,783,017		$13,297,915

Net interest spread		2.43%		2.65%
Net interest margin		2.51		2.75

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest free funds (total earning assets less interest-bearing liabilities) increased $666.1 million for the three-month period ended March 31, 2013 compared to the same period in 2012, the benefit from interest free funds declined by 2 basis points from the three months ended March 31, 2012.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2013 and 2012
	Volume	Rate	Total
Change in interest earned on:
Loans	$6,949	$(6,284)	$665
Securities:
Taxable	1,947	(3,611)	(1,664)
Tax-exempt	1,347	(962)	385
Federal funds sold and resell agreements	—	8	8
Interest-bearing due from banks	(48)	(111)	(159)
Trading	23	(82)	(59)

Interest income	10,218	(11,042)	(824)
Change in interest incurred on:
Interest-bearing deposits	371	(1,567)	(1,196)
Federal funds purchased and repurchase agreements	33	95	128
Other borrowed funds	(130)	(27)	(157)

Interest expense	274	(1,499)	(1,225)

Net interest income	$9,944	$(9,543)	$401

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2013	2012	Change
Average earning assets	$13,731,068	$12,274,511	$1,456,557
Interest-bearing liabilities	8,696,925	7,906,507	790,418

Interest-free funds	$5,034,143	$4,368,004	$666,139

Free funds ratio (free funds to earning assets)	36.66%	35.59%	1.07%
Tax-equivalent yield on earning assets	2.64%	2.94%	(0.30)%
Cost of interest-bearing liabilities	0.21	0.29	(0.08)

Net interest spread	2.43%	2.65%	(0.22)%
Benefit of interest-free funds	0.08	0.10	(0.02)

Net interest margin	2.51%	2.75%	(0.24)%

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

Based on the factors above, management of the Company expensed $2.0 million related to the provision for loan losses for the three month period ended March 31, 2013, compared to $4.5 million for the same period in 2012. As illustrated in Table 3 below, the ALL decreased to 1.16 percent of total loans as of March 31, 2013, compared to 1.43 percent of total loans as of the same period in 2012.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012. Net charge-offs were $3.5 million for the first three months of 2013, compared to $3.0 million for the same period in 2012. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Three Months Ended March 31,	Year Ended December 31,
2013	2012	2012
Allowance-January 1	$71,426	$72,017	$72,017
Provision for loan losses	2,000	4,500	17,500

Charge-offs:
Commercial	(1,397)	(269)	(8,446)
Consumer:
Credit card	(2,880)	(3,010)	(11,148)
Other	(377)	(480)	(1,530)
Real estate	(195)	(339)	(932)

Total charge-offs	(4,849)	(4,098)	(22,056)

Recoveries:
Commercial	374	237	1,136
Consumer:
Credit card	661	498	1,766
Other	260	326	1,035
Real estate	9	6	28

Total recoveries	1,304	1,067	3,965

Net charge-offs	(3,545)	(3,031)	(18,091)

Allowance-end of period	69,881	73,486	71,426

Average loans, net of unearned interest	$5,809,284	$5,045,709	$5,243,264
Loans at end of period, net of unearned interest	6,010,681	5,144,767	5,686,749
Allowance to loans at end of period	1.16%	1.43%	1.26%
Allowance as a multiple of net charge-offs	4.86	x	6.03	x	3.95	x
Net charge-offs to:
Provision for loan losses	177.25%	67.36%	103.38%
Average loans	0.25	0.24	0.35

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Trust and securities processing	$62,312	$54,710	$7,602	13.90%
Trading and investment banking	7,109	9,678	(2,569)	(26.54)
Service charges on deposit accounts	21,523	20,011	1,512	7.56
Insurance fees and commissions	961	1,009	(48)	(4.76)
Brokerage fees	2,946	2,514	432	17.18
Bankcard fees	16,439	14,735	1,704	11.56
Gains on sales of securities available for sale, net	5,893	16,541	(10,648)	(64.37)
Other	3,833	13,103	(9,270)	(70.75)

Total noninterest income	$121,016	$132,301	$(11,285)	(8.53)%

Fee-based, or noninterest income (summarized in Table 4), decreased by $11.3 million, or 8.5 percent, during the three months ended March 31, 2013, compared to the same period in 2012. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities, trust investments and money management services, and servicing of mutual fund assets. The 13.9 percent increase in trust and securities processing income was primarily due to a $4.8 million, or 29.8 percent, increase in advisory fee income from the Scout Funds; a $0.8 million, or 4.0 percent, increase in fund administration and custody services; and a $2.1 million, or 11.9 percent, increase in fees related to institutional and personal investment management services. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

In the first quarter of 2013, $5.9 million in pre-tax gains were recognized on the sales of securities available for sale, as compared to $16.5 million one year ago. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income decreased $9.3 million, or 70.8 percent, primarily driven by an $8.2 million adjustment in contingent consideration liabilities on acquisitions recognized. These adjustments were due to the adoption of new accounting guidance related to fair value measurements.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Salaries and employee benefits	$83,702	$79,914	$3,788	4.74%
Occupancy, net	9,887	9,278	609	6.56
Equipment	11,934	10,665	1,269	11.90
Supplies and services	4,487	5,043	(556)	(11.03)
Marketing and business development	4,272	4,260	12	0.28
Processing fees	14,090	12,816	1,274	9.94
Legal and consulting	3,600	3,515	85	2.42
Bankcard	4,547	4,242	305	7.19
Amortization of other intangible assets	3,456	3,852	(396)	(10.28)
Regulatory fees	1,911	2,419	(508)	(21.00)
Other	8,492	5,900	2,592	43.93

Total noninterest expense	$150,378	$141,904	$8,474	5.97%

Noninterest expense increased by $8.5 million, or 6.0 percent, for the three months ended March 31, 2013 compared to the same period in 2012. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $3.8 million, or 4.7 percent, for the three months ended March 31, 2013, compared to the same period in 2012. These increases are primarily due to increases in salaries and wages of $2.0 million, or 4.3 percent, a $0.7 million, or 4.6 percent, increase in commissions and bonuses, and a $1.0 million, or 6.3 percent, increase in employee benefits expense for the three months ended March 31, 2013, compared to the same period of 2012.

Other expense increased $2.6 million, or 43.9 percent, primarily due to fair value adjustments to the contingent consideration liabilities on acquisitions. In the first quarter of 2013, these adjustments totaled $3.3 million compared to $1.2 million for the same period in 2012.

Income Tax Expense

The Company’s effective tax rate is 27.4 percent for the three months ended March 31, 2013, compared to 28.7 percent for the same period a year earlier. This 1.3 percent decrease is primarily attributable to an increase in federal tax credits.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$67,260	$67,970	$(710)	(1.04)%
Provision for loan losses	257	1,835	(1,578)	(85.99)
Noninterest income	52,748	69,928	(17,180)	(24.57)
Noninterest expense	91,437	93,119	(1,682)	(1.81)

Income before taxes	28,314	42,944	(14,630)	(34.07)
Income tax expense	7,181	11,605	(4,424)	(38.12)

Net income	$21,133	$31,339	$(10,206)	(32.57)%

Bank net income decreased by $10.2 million, or 32.6 percent, to $21.1 million compared to the the prior year. Noninterest income decreased $17.2 million, or 24.6 percent, over the same period in 2012. The noninterest income decrease compared to 2012 was driven by decreased securities gains of $10.6 million, decreased bond trading income of $2.6 million, and decreased miscellaneous income of $4.8 million. The decrease in miscellaneous income was attributable to a $2.4 million decrease related to fair value adjustments to the contingent consideration liabilities on acquisitions and a $1.3 million decrease in fair value adjustments on interest rate swap transactions. Provision decreased by $1.6 million, due to improvements in the credit characteristics of the loan portfolio in this segment. Noninterest expense decreased $1.7 million, or 1.8 percent, to $91.4 million as compared to 2012.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$11,548	$10,724	$824	7.68%
Provision for loan losses	1,743	2,665	(922)	(34.60)
Noninterest income	19,437	16,098	3,339	20.74
Noninterest expense	20,051	14,809	5,242	35.40

Income before taxes	9,191	9,348	(157)	(1.68)
Income tax expense	2,786	2,916	(130)	(4.46)

Net income	$6,405	$6,432	$(27)	(0.42)%

Payments Solutions net income decreased $0.03 million, or 0.4 percent, to $6.4 million from the prior year. Noninterest income increased $3.3 million, or 20.7 percent, driven by a $1.6 million increase in cards services income due to increased sales volume for commercial card and healthcare services. There was also an additional $1.7 million increase in deposit service charge income from institutional cash management and healthcare services customers driven by new business growth as well as an acquisition of customers. Noninterest expense increased by $5.2 million, primarily from increased staffing, advertising, consulting fees, and bankcard processing fees associated with the increase in sales volume. Provision expense decreased by $0.9 million, or 34.6 percent, due to lower charge offs and enhanced credit quality in the card portfolio.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$—	$3	$(3)	(100.00)%
Provision for loan losses	—	—	—	—
Noninterest income	28,553	26,126	2,427	9.29
Noninterest expense	18,958	17,183	1,775	10.33

Income before taxes	9,595	8,946	649	7.25
Income tax expense	2,635	2,572	63	2.45

Net income	$6,960	$6,374	$586	9.19%

Institutional Investment Management net income increased $0.6 million, or 9.2 percent, to $7.0 million compared to the prior year. This increase was primarily driven by an increase of $2.4 million, or 9.3 percent, in noninterest income offset by a $1.8 million, or 10.3 percent, increase in noninterest expense. The increase in noninterest income is due to a $4.8 million increase in advisory fees due to increased asset values and the addition of a new administrative fee added during the second quarter of 2012, and a $1.6 million increase in fees related to institutional and personal investment management services. This increase was offset by a $4.1 million decrease related to fair value adjustments to the contingent consideration liabilities on acquisitions. The increase in noninterest expense was due to a $1.2 million increase in salaries and benefits, a $0.9 million increase in third party distribution expense, offset by a $0.7 million decrease in contingent consideration liabilities related to cash flow estimate changes on acquisitions compared to the prior year.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$675	$392	$283	72.19%
Provision for loan losses	—	—	—	—
Noninterest income	20,278	20,149	129	0.64
Noninterest expense	19,932	16,793	3,139	18.69

Income before taxes	1,021	3,748	(2,727)	(72.76)
Income tax expense	578	1,526	(948)	(62.12)

Net income	$443	$2,222	$(1,779)	(80.06)%

Asset Servicing net income decreased $1.8 million, or 80.1 percent, to $0.4 million compared to the same period last year. Noninterest income increased $0.1 million, or 0.6 percent, due to a $0.7 million gain related to the transfer of trust-related distribution services and a $0.8 million, or 4.0%, increase in fee income driven primarily by new business added in transfer agent, alternative investment, and fund administration services. These increases were offset by a decrease in miscellaneous income due to a $1.3 million decrease in fair value adjustments to the contingent consideration liabilities on acquisitions. Noninterest expense increased $3.1 million, or 18.7 percent, due primarily to a $2.8 million increase in the fair value adjustments to the contingent consideration liabilities on acquisitions. Salary and benefit expense increased by $0.8 million, or 9.8 percent, compared to the prior year, reflecting costs of staffing added to support new business. These increases were offset by declines in processing fees of $0.3 million and amortization expense of intangibles of $0.1 million compared to last year.

Balance Sheet Analysis

Total assets of the Company increased by $778.3 million as of March 31, 2013, compared to December 31, 2012, or 5.2 percent, and increased $2.1 billion, or 15.1 percent, compared to March 31, 2012. The increase in total assets from March 2012 to March 2013 is a result of an increase in investment securities of $681.9 million, or 10.7 percent, an increase in loans of $865.9 million, or 16.8 percent, and an increase in due from Federal Reserve balances of $684.7 million, or 74.1 percent. The increase in total assets from December to March is primarily a result of an increase in loans of $323.9 million, or 5.7 percent, an increase in due from Federal Reserve balances of $909.7 million, or 130.2 percent, offset by a decrease in investment securities of $64.5 million, or 0.9 percent. The overall increase in total assets is directly related to a corresponding increase in deposit balances between the respective periods of $1.8 billion, or 16.9 percent, for the period March 2012 to March 2013 and $906.1 million, or 7.8 percent, for the period December 2012 to March 2013.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2013	2012	2012
Total assets	$15,705,470	$13,641,157	$14,927,196
Loans, net of unearned interest	6,010,681	5,144,766	5,686,749
Total investment securities	7,069,797	6,387,916	7,134,316
Interest-bearing due from banks	1,631,163	1,058,284	720,500
Total earning assets	14,667,111	12,537,305	13,563,884
Total deposits	12,559,458	10,747,993	11,653,365
Total borrowed funds	1,664,151	1,518,128	1,793,149

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $323.9 million, or 5.7 percent, to $6.0 billion at March 31, 2013 compared to December 31, 2012 and increased $865.9 million, or 16.8 percent, compared to March 31, 2012. Compared to December 31, 2012, commercial loans increased $312.9 million, or 10.9 percent. Compared to March 31, 2012, commercial loans increased $710.6 million, or 28.7 percent, and commercial real estate increased $80.6 million, or 5.9 percent.

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

Investment securities totaled $7.1 billion at March 31, 2013, compared to $6.4 billion at March 31, 2012, and $7.1 billion at December 31, 2012. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 48.2 percent, 52.6 percent, and 51.0 percent, respectively, of the earning assets as of March 31, 2013, December 31, 2012, and March 31, 2012. There were $5.3 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at March 31, 2013.

Investment securities had an average tax-equivalent yield of 1.98 percent for the first three months of 2013 compared to 2.26 percent for the same period in 2012, or a decrease of 28 basis points. The average life of the securities portfolio was 42.8 months at March 31, 2013 compared to 40.0 months at December 31, 2012 and 36.1 months at March 31, 2012. The increase in average life from December 31, 2012 was primarily related to a strategy of buying longer-term investments in order to increase the average life of the portfolio.

Deposits and Borrowed Funds

Deposits increased $906.1 million, or 7.8 percent, from December 31, 2012 to March 31, 2013 and increased $1.8 billion, or 16.9 percent, from March 31, 2012. Noninterest-bearing deposits increased $677.0 million and interest-bearing deposits increased $229.1 million from December 31, 2012. Noninterest-bearing deposits increased $1.3 billion and interest-bearing deposits increased $519.6 million from March 31, 2012. The increase in noninterest-bearing deposits from March 31, 2012 and December 31, 2012 came primarily from our public funds, mutual fund processing and treasury management businesses. The increase in interest-bearing deposits from December 31, 2012 and March 31, 2012 is primarily related to increases in money market accounts offset by decreases in time deposits.

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

Borrowed funds decreased $129.0 million from December 31, 2012. Borrowed funds are typically higher at year end due to repurchase agreements related to public funds. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds increased $146.0 million from March 31, 2012.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.7 billion at March 31, 2013, compared to $1.8 billion at December 31, 2012 and $1.5 billion at March 31, 2012. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.3 billion at March 31, 2013, a $6.2 million increase compared to December 31, 2012. The Company’s Board of Directors authorized, at its April 23, 2013, April 24, 2012, and April 27, 2011 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2013 and 2012, the Company acquired 35,967 shares and 63,966 shares under the 2013 and 2012 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On April 23, 2013, the Board of Directors declared a dividend of $0.215 per share. The dividend will be paid on July 1, 2013 to shareholders of record on June 7, 2013.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 10.92 percent and total capital ratio of 11.74 percent substantially exceed the regulatory minimums.

For further discussion of capital and liquidity, see “Liquidity Risk” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended March 31,
RATIOS	2013	2012
Return on average assets	0.96%	1.40%
Return on average equity	11.05	15.37
Average equity to assets	8.67	9.13
Tier 1 risk-based capital ratio	10.92	11.34
Total risk-based capital ratio	11.74	12.32
Leverage ratio	6.60	6.66

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2013	2012
Earnings basic	$0.88	$1.16
Earnings diluted	0.87	1.15
Cash dividends	0.215	0.205
Dividend payout ratio	24.43%	17.67%
Book value	$31.73	$29.90

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for loan losses, investments, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2012.

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

Table 12 shows the net interest income increase or decrease over the next twelve months as of March 31, 2013 and 2012 based on hypothetical changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2013 Amount of change	March 31, 2012 Amount of change
300	$27,259	$18,628
200	18,252	10,819
100	9,185	5,863
Static	—	—
(100)	N/A	N/A

The Company is sensitive at March 31, 2013 to increases in rates. Increases in interest rates are projected to cause increases in net interest income. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase.

Trading Account

The Company’s subsidiary UMB Bank, n.a. carries taxable government securities in a trading account that is maintained according to a Bank board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also required that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $72.6 million as of March 31, 2013 compared to $55.8 million as of December 31, 2012.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The discussion in Table 12 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.9 million to $27.6 million at March 31, 2013, compared to March 31, 2012 and decreased $0.5 million, compared to December 31, 2012.

The Company had $3.6 and $5.6 million of other real estate owned as of March 31, 2013 and 2012 respectively, compared to $3.5 million as of December 31, 2012. Loans past due more than 90 days totaled $5.8 million as of March 31, 2013, compared to $4.9 million at March 31, 2012 and $3.6 million as of December 31, 2012.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $13.8 million of restructured loans at March 31, 2013, $6.4 million at March 31, 2012 and $12.5 million at December 31, 2012.

Table 13

LOAN QUALITY (dollars in thousands)

	March 31,		December 31,
	2013	2012	2012
Nonaccrual loans	$14,520	$21,832	$16,376
Restructured loans	13,060	3,890	11,727

Total nonperforming loans	27,580	25,722	28,103
Other real estate owned	3,565	5,646	3,524

Total nonperforming assets	$31,145	$31,368	$31,627

Loans past due 90 days or more	$5,756	$4,926	$3,554
Restructured loans accruing	733	2,553	752
Allowance for Loan Losses	69,881	73,486	71,426

Ratios
Nonperforming loans as a % of loans	0.46%	0.50%	0.49%
Nonperforming assets as a % of loans plus other real estate owned	0.52	0.61	0.56
Nonperforming assets as a % of total assets	0.20	0.23	0.21
Loans past due 90 days or more as a % of loans	0.10	0.10	0.06
Allowance for Loan Losses as a % of loans	1.16	1.43	1.26
Allowance for Loan Losses as a multiple of nonperforming loans	2.53x	2.86x	2.54x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.8 billion of high-quality securities available for sale. Investment securities with a market value of $5.3 billion at March 31, 2013 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2013 was $5.1 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating expenses, and treasury stock purchases. Management fees and dividends received from bank and non-bank subsidiaries traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The affiliate bank is subject to various rules regarding payment of dividends to the Company. For the most part, the bank can pay dividends at least equal to its current year’s earnings without seeking prior regulatory approval. The Company also uses cash to inject capital in its bank and non-bank subsidiaries to maintain adequate capital as well as fund strategic initiatives.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at March 31, 2013.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2013.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2013	14,549	$46.39	14,549	1,593,552
February 1-February 29, 2013	16,838	45.83	16,838	1,576,714
March 1-March 31, 2013	4,580	45.67	4,580	1,572,134

Total	35,967	$46.03	35,967

On April 24, 2012, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 23, 2013. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 23, 2013, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 22, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of April 22, 2008 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on April 23, 2008.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	101.INS XBRL Instance

ix.	101.SCH XBRL Taxonomy Extension Schema

x.	101.CAL XBRL Taxonomy Extension Calculation

xi.	101.DEF XBRL Taxonomy Extension Definition

xii.	101.LAB XBRL Taxonomy Extension Labels

xiii.	101.PRE XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Senior Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)
Date: May 2, 2013