Form 10-Q
period 2013-06-30
UMB FINANCIAL CORP
filed 2013-08-01
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, UMB Financial Corporation had 40,628,761 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Loans:	$6,338,921	$5,686,749
Allowance for loan losses	(71,647)	(71,426)

Net loans	6,267,274	5,615,323

Loans held for sale	6,693	3,877
Securities:
Available for sale	6,944,358	6,937,463
Held to maturity (market value of $173,177 and $129,495, respectively)	160,328	114,756
Trading	47,996	55,764
Federal Reserve Bank stock and other	25,955	26,333

Total investment securities	7,178,637	7,134,316

Federal funds sold and securities purchased under agreements to resell	66,973	89,868
Interest-bearing due from banks	607,470	720,500
Cash and due from banks	415,489	667,774
Bank premises and equipment, net	246,300	244,600
Accrued income	71,817	69,749
Goodwill	209,758	209,758
Other intangibles	61,994	68,803
Other assets	120,812	102,628

Total assets	$15,253,217	$14,927,196

LIABILITIES
Deposits:
Noninterest-bearing demand	$4,887,643	$4,920,581
Interest-bearing demand and savings	5,801,388	5,450,450
Time deposits under $100,000	509,412	540,269
Time deposits of $100,000 or more	531,307	742,065

Total deposits	11,729,750	11,653,365
Federal funds purchased and repurchase agreements	2,157,979	1,787,270
Short-term debt	514	—
Long-term debt	4,063	5,879
Accrued expenses and taxes	117,916	182,468
Other liabilities	16,523	18,869

Total liabilities	14,026,745	13,647,851

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 40,610,316 and 40,340,878 shares outstanding, respectively	55,057	55,057
Capital surplus	736,456	732,069
Retained earnings	834,445	787,015
Accumulated other comprehensive income	(22,227)	85,588
Treasury stock, 14,446,414 and 14,715,852 shares, at cost, respectively	(377,259)	(380,384)

Total shareholders’ equity	1,226,472	1,279,345

Total liabilities and shareholders’ equity	$15,253,217	$14,927,196

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans	$56,615	$54,000	$111,335	$108,055
Securities:
Taxable interest	18,841	21,178	37,305	41,307
Tax-exempt interest	10,118	9,468	19,877	18,843

Total securities income	28,959	30,646	57,182	60,150
Federal funds and resell agreements	40	25	64	41
Interest-bearing due from banks	330	362	1,000	1,197
Trading securities	268	317	533	640

Total interest income	86,212	85,350	170,114	170,083

INTEREST EXPENSE
Deposits	3,333	4,376	7,125	9,364
Federal funds and repurchase agreements	491	508	1,058	948
Other	61	93	121	309

Total interest expense	3,885	4,977	8,304	10,621

Net interest income	82,327	80,373	161,810	159,462
Provision for loan losses	5,000	4,500	7,000	9,000

Net interest income after provision for loan losses	77,327	75,873	154,810	150,462

NONINTEREST INCOME
Trust and securities processing	63,486	55,755	125,798	110,465
Trading and investment banking	5,423	7,140	12,532	16,818
Service charges on deposits	20,882	19,009	42,405	39,020
Insurance fees and commissions	1,236	913	2,198	1,922
Brokerage fees	2,886	2,705	5,832	5,219
Bankcard fees	16,032	16,830	32,470	31,565
Gain on sales of securities available for sale, net	1,519	3,222	7,412	19,763
Other	2,121	4,652	5,954	17,755

Total noninterest income	113,585	110,226	234,601	242,527

NONINTEREST EXPENSE
Salaries and employee benefits	83,566	78,001	167,268	157,915
Occupancy, net	9,273	9,211	19,160	18,489
Equipment	11,873	11,004	23,807	21,669
Supplies and services	5,362	5,218	9,849	10,261
Marketing and business development	5,705	5,986	9,977	10,246
Processing fees	14,293	12,593	28,383	25,409
Legal and consulting	4,844	4,012	8,445	7,527
Bankcard	4,709	4,630	9,257	8,872
Amortization of intangible assets	3,354	3,733	6,809	7,585
Regulatory fees	2,484	2,314	4,395	4,733
Other	4,848	7,984	13,339	13,884

Total noninterest expense	150,311	144,686	300,689	286,590

Income before income taxes	40,601	41,413	88,722	106,399
Income tax provision	10,672	12,248	23,852	30,867

NET INCOME	$29,929	$29,165	$64,870	$75,532

PER SHARE DATA
Net income – basic	$0.75	$0.73	$1.62	$1.89
Net income – diluted	0.74	0.72	1.61	1.87
Dividends	0.215	0.205	0.430	0.410
Weighted average shares outstanding	39,966,869	40,034,649	39,924,423	40,030,052

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$29,929	$29,165	$64,870	$75,532
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gains on securities:
Change in unrealized holding (losses) gains, net	(136,367)	30,771	(163,415)	20,155
Less: Reclassifications adjustment for gains included in net income	(1,519)	(3,222)	(7,412)	(19,763)

Change in unrealized (losses) gains on securities during the period	(137,886)	27,549	(170,827)	392
Income tax benefit (expense)	52,087	(10,173)	63,012	(247)

Other comprehensive (loss) income	(85,799)	17,376	(107,815)	145

Comprehensive (loss) income	$(55,870)	46,541	$(42,945)	75,677

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – January 1, 2012	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132
Total comprehensive income			75,532	145		75,677
Cash dividends ($0.41 per share)	—	—	(16,620)	—	—	(16,620)
Purchase of treasury stock	—	—	—	—	(5,284)	(5,284)
Issuance of equity awards	—	(1,698)	—	—	1,942	244
Recognition of equity based compensation	—	3,565	—	—	—	3,565
Net tax benefit related to equity compensation plans	—	164	—	—	—	164
Sale of treasury stock	—	234	—	—	189	423
Exercise of stock options	—	1,144	—	—	1,553	2,697

Balance – June 30, 2012	$55,057	$726,708	$756,835	$81,244	$(367,846)	$1,251,998

Balance – January 1, 2013	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345
Total comprehensive income			64,870	(107,815)		(42,945)
Cash dividends ($0.43 per share)	—	—	(17,440)	—	—	(17,440)
Purchase of treasury stock	—	—	—	—	(1,750)	(1,750)
Issuance of equity awards	—	(2,466)	—	—	2,916	450
Recognition of equity based compensation	—	4,096	—	—	—	4,096
Net tax benefit related to equity compensation plans	—	503	—	—	—	503
Sale of treasury stock	—	198	—	—	104	302
Exercise of stock options	—	2,056	—	—	1,855	3,911

Balance – June 30, 2013	$55,057	$736,456	$834,445	$(22,227)	$(377,259)	$1,226,472

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net Income	$64,870	$75,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	7,000	9,000
Depreciation and amortization	22,004	20,505
Deferred income tax (benefit) expense	(2,803)	876
Net decrease in trading securities	7,768	1,298
Gains on sales of securities available for sale, net	(7,412)	(19,763)
Gains on sales of assets	(1,008)	(655)
Amortization of securities premiums, net of discount accretion	27,044	24,866
Originations of loans held for sale	(77,333)	(107,658)
Net gains on sales of loans held for sale	(435)	(919)
Proceeds from sales of loans held for sale	74,952	107,765
Issuance of equity awards	450	244
Equity based compensation	4,096	3,565
Changes in:
Accrued income	(2,068)	4,601
Accrued expenses and taxes	17,435	(10,040)
Other assets and liabilities, net	(12,638)	(14,106)

Net cash provided by operating activities	121,922	95,111

Investing Activities
Proceeds from maturities of securities held to maturity	10,132	3,930
Proceeds from sales of securities available for sale	609,475	974,581
Proceeds from maturities of securities available for sale	897,664	826,048
Purchases of securities held to maturity	(55,735)	(10,849)
Purchases of securities available for sale	(1,712,362)	(2,032,803)
Net increase in loans	(658,751)	(364,749)
Net decrease in fed funds sold and resell agreements	22,895	35,345
Net (increase) decrease in interest-bearing balances due from other financial institutions	(1,907)	94,023
Purchases of bank premises and equipment	(17,389)	(20,303)
Net cash received for acquisitions	692	701
Proceeds from sales of bank premises and equipment	810	661

Net cash used in investing activities	(904,476)	(493,415)

Financing Activities
Net increase in demand and savings deposits	318,000	516,947
Net decrease in time deposits	(241,615)	(357,008)
Net increase (decrease) in fed funds purchased and repurchase agreements	370,709	(550,261)
Net decrease in short-term debt	(200)	(2,000)
Repayment of long-term debt	(1,102)	(1,269)
Payment of contingent consideration on acquisitions	(16,171)	(7,651)
Cash dividends paid	(17,255)	(16,626)
Net tax benefit related to equity compensation plans	503	164
Proceeds from exercise of stock options and sales of treasury shares	4,213	3,120
Purchases of treasury stock	(1,750)	(5,284)

Net cash provided by (used in) financing activities	415,332	(419,868)

Decrease in cash and due from banks	(367,222)	(818,172)
Cash and due from banks at beginning of period	1,366,394	1,459,631

Cash and due from banks at end of period	$999,172	$641,459

Supplemental Disclosures:
Income taxes paid	$20,783	$23,908
Total interest paid	$8,704	$11,588

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

2. Summary of Accounting Policies

The Company is a bank financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amounts due from certificates of deposit totaled $23.8 million and $56.9 million at June 30, 2013 and June 30, 2012, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of June 30, 2013 and June 30, 2012 (in thousands):

	June 30,
	2013	2012
Due from the Federal Reserve	$583,683	$238,566
Cash and due from banks	415,489	402,893

Cash and due from banks at end of period	$999,172	$641,459

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 521,165 and 442,499 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2013 and 2012, respectively. Diluted year-to-date income per share includes the dilutive effect of 473,614 and 397,060 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2013 and 2012, respectively.

Options issued under employee benefit plans to purchase 276,931 shares of common stock were outstanding at June 30, 2013, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 521,705 shares of common stock were outstanding at June 30, 2012, but were not included in the computation of quarterly diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

3. New Accounting Pronouncements

Presentation of Comprehensive Income In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05), which amends the FASB Standards Codification to allow the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the Company for the period ended March 31, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU No. 2011-12 (ASU 2011-12) “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 for the quarter ended March 31, 2012 with no material impact on its financial statements except for a change in presentation. In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new disclosure requirements are effective for interim periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not impact on the Company’s financial statements except for additional financial statement disclosures.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$12,926	$288	$7,624	$20,838	$3,310,935	$3,331,773
Commercial – credit card	314	69	83	466	110,936	111,402
Real estate:
Real estate – construction	1,075	—	1,162	2,237	104,934	107,171
Real estate – commercial	12,385	428	13,070	25,883	1,543,325	1,569,208
Real estate – residential	2,238	56	718	3,012	246,548	249,560
Real estate – HELOC	1,047	—	208	1,255	568,100	569,355
Consumer:
Consumer – credit card	2,482	2,584	1,541	6,607	305,728	312,335
Consumer – other	3,107	588	1,083	4,778	57,089	61,867
Leases	—	—	—	—	26,250	26,250

Total loans	$35,574	$4,013	$25,489	$65,076	$6,273,845	$6,338,921

	December 31, 2012
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$5,170	$93	$14,122	$19,385	$2,854,309	$2,873,694
Commercial – credit card	561	43	61	665	103,655	104,320
Real estate:
Real estate – construction	3,750	—	1,263	5,013	73,473	78,486
Real estate – commercial	3,590	113	8,170	11,873	1,423,938	1,435,811
Real estate – residential	1,371	49	666	2,086	210,277	212,363
Real estate – HELOC	1,324	50	225	1,599	572,324	573,923
Consumer:
Consumer – credit card	2,989	2,955	2,285	8,229	326,289	334,518
Consumer – other	1,116	251	1,311	2,678	51,872	54,550
Leases	—	—	—	—	19,084	19,084

Total loans	$19,871	$3,554	$28,103	$51,528	$5,635,221	$5,686,749

The Company sold $75.0 million and $107.8 million of residential real estate and student loans in the secondary market during the six month periods ended June 30, 2013 and June 30, 2012, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $25.5 million and $28.1 million at June 30, 2013 and December 31, 2012, respectively. Restructured loans totaled $14.0 million and $12.5 million at June 30, 2013 and December 31, 2012, respectively. Loans 90 days past due and still accruing interest amounted to $4.0 million and $3.6 million at June 30, 2013 and December 31, 2012, respectively. There was an insignificant amount of interest recognized on impaired loans during 2013 and 2012.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

•

Substandard – This rating represents an asset inadequately protected by the financial worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. This category may include loans where the collection of full principal and interest is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity. Non-performing loans include restructured loans on non-accrual and all other non-accrual loans.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at June 30, 2013 and December 31, 2012 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate - construction
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Non-watch list	$3,107,932	$2,670,925	$104,708	$75,631
Watch	95,296	98,636	814	518
Special Mention	66,704	29,462	—	14
Substandard	61,841	74,671	1,649	2,323

Total	$3,331,773	$2,873,694	$107,171	$78,486

	Real estate - commercial
	June 30, 2013	December 31, 2012
Non-watch list	$1,430,952	$1,325,460
Watch	80,514	63,278
Special Mention	12,738	11,613
Substandard	45,004	35,460

Total	$1,569,208	$1,435,811

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial - credit card		Real estate - residential
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Performing	$111,319	$104,259	$248,842	$211,697
Non-performing	83	61	718	666

Total	$111,402	$104,320	$249,560	$212,363

	Real estate - HELOC		Consumer - credit card
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Performing	$569,147	$573,698	$310,794	$332,233
Non-performing	208	225	1,541	2,285

Total	$569,355	$573,923	$312,335	$334,518

	Consumer - other		Leases
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Performing	$60,784	$53,239	$26,250	$19,084
Non-performing	1,083	1,311	—	—

Total	$61,867	$54,550	$26,250	$19,084

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and estimated losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and changes in the regulatory environment.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,345	$14,946	$11,529	$61	$69,881
Charge-offs	(941)	(176)	(2,968)	—	(4,085)
Recoveries	141	7	703	—	851
Provision	2,563	1,519	904	14	5,000

Ending Balance	$45,108	$16,296	$10,168	$75	$71,647

	Six Months Ended June 30, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,390	$15,506	$12,470	$60	$71,426
Charge-offs	(2,423)	(371)	(6,139)	—	(8,933)
Recoveries	515	16	1,623	—	2,154
Provision	3,626	1,145	2,214	15	7,000

Ending Balance	$45,108	$16,296	$10,168	$75	$71,647

Ending Balance: individually evaluated for impairment	$2,727	$483	$—	$—	$3,210
Ending Balance: collectively evaluated for impairment deteriorated credit quality	42,381	15,813	10,168	75	68,437
Loans:
Ending Balance: loans	$3,443,175	$2,495,294	$374,202	$26,250	$6,338,921
Ending Balance: individually evaluated for impairment	14,326	10,465	31	—	24,822
Ending Balance: collectively evaluated for impairment	3,428,849	2,484,829	374,171	26,250	6,314,099

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$23,022	$1,377	$12,949	$14,326	$2,727	$14,829
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,413	743	416	1,159	221	1,284
Real estate – commercial	8,305	6,312	1,582	7,894	262	8,530
Real estate – residential	1,628	1,412	—	1,412	—	1,079
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	34	31	—	31	—	42
Leases	—	—	—	—	—	—

Total	$34,402	$9,875	$14,947	$24,822	$3,210	$25,764

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$22,453	$12,119	$2,938	$15,057	$1,393	$13,287
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	276	276	—	276	—	118
Real estate – commercial	9,334	6,777	2,213	8,990	733	9,925
Real estate – residential	2,357	1,714	223	1,937	48	2,622
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	51	49	—	49	—	43
Leases	—	—	—	—	—	—

Total	$34,471	$20,935	$5,374	$26,309	$2,174	$25,995

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

The Company had $139.2 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s. The Company made no TDR’s in the last 12 months that had payment defaults for the three or six month periods ended June 30, 2013.

This table provides a summary of loans restructured by class for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	1	$658	$596	2	$1,128	$1,067
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	1	937	936
Real estate – residential	1	425	425	1	425	425
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	2	$1,083	$1,021	4	$2,490	$2,428

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2013 and December 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses	Value
U.S. Treasury	$102,017	$183	$(744)	$101,456
U.S. Agencies	1,048,130	3,687	(3,986)	1,047,831
Mortgage-backed	3,251,094	22,441	(45,335)	3,228,200
State and political subdivisions	2,072,365	24,506	(31,773)	2,065,098
Corporates	506,817	958	(6,002)	501,773
Commercial Paper	—	—	—	—

Total	$6,980,423	$51,775	$(87,840)	$6,944,358

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
U.S. Treasury	$116,856	$1,166	$(171)	$117,851
U.S. Agencies	1,019,640	6,597	(122)	1,026,115
Mortgage-backed	3,480,006	78,600	(2,413)	3,556,193
State and political subdivisions	1,842,715	51,341	(1,372)	1,892,684
Corporates	337,706	1,945	(764)	338,887
Commercial Paper	5,733	—	—	5,733

Total	$6,802,656	$139,649	$(4,842)	$6,937,463

The following table presents contractual maturity information for securities available for sale at June 30, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$579,747	$582,461
Due after 1 year through 5 years	2,146,047	2,152,119
Due after 5 years through 10 years	805,714	796,921
Due after 10 years	197,821	184,657

Total	3,729,329	3,716,158
Mortgage-backed securities	3,251,094	3,228,200

Total securities available for sale	$6,980,423	$6,944,358

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2013, proceeds from the sales of securities available for sale were $609.5 million compared to $974.6 million for the same period in 2012. Securities transactions resulted in gross realized gains of $7.6 million and $20.1 million for the six months ended June 30, 2013 and 2012. The gross realized losses for the six months ended June 30, 2013 and 2012 were $0.2 million and $0.3 million, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at June 30, 2013 and June 30, 2012 were $788.2 thousand and $495.0 thousand respectively, and were included in trading and investment banking income on the consolidated statements of income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at June 30, 2013 and December 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
June 30, 2013	Cost	Gains	Losses
State and political subdivisions	$160,328	$12,849	$—	$173,177

December 31, 2012
State and political subdivisions	$114,756	$14,739	$—	$129,495

The following table presents contractual maturity information for securities held to maturity at June 30, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$6,169	$6,663
Due after 1 year through 5 years	31,534	34,061
Due after 5 years through 10 years	57,962	62,607
Due after 10 years	64,663	69,846

Total securities held to maturity	$160,328	$173,177

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first six months of 2013 or 2012.

Securities available for sale and held to maturity with a market value of $5.7 billion at June 30, 2013, and $5.9 billion at December 31, 2012, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits as required by law, and other potential borrowings.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$54,174	$(744)	$—	$—	$54,174	$(744)
U.S. Agencies	490,481	(3,986)	—	—	490,481	(3,986)
Mortgage-backed	1,875,885	(45,335)	—	—	1,875,885	(45,335)
State and political subdivisions	871,189	(31,597)	6,177	(176)	877,366	(31,773)
Corporates	391,644	(6,002)	—	—	391,644	(6,002)
Commercial Paper	—	—	—	—	—	—

Total temporarily - impaired debt securities available for sale	$3,683,373	$(87,664)	$6,177	$(176)	$3,689,550	$(87,840)

December 31, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$29,747	$(171)	$—	$—	$29,747	$(171)
U.S. Agencies	295,747	(122)	—	—	295,747	(122)
Mortgage-backed	398,384	(2,413)	—	—	398,384	(2,413)
State and political subdivisions	132,951	(1,358)	2,604	(14)	135,555	(1,372)
Corporates	178,564	(764)	—	—	178,564	(764)
Commercial Paper	5,733	—	—	—	5,733	—

Total temporarily- impaired debt securities available for sale	$1,041,126	$(4,828)	$2,604	$(14)	$1,043,730	$(4,842)

The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2013 and December 31, 2012 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2012	$144,109	$47,529	$19,476	$211,114
Goodwill disposals during period	(1,356)	—	—	(1,356)

Balances as of December 31, 2012	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of June 30, 2013	$142,753	$47,529	$19,476	$209,758

Following are the intangible assets that continue to be subject to amortization as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$31,093	$5,404
Customer relationships	103,960	48,371	55,589
Other intangible assets	3,247	2,246	1,001

Total intangible assets	$143,704	$81,710	$61,994

	As of December 31, 2012
Core deposit intangible assets	$36,497	$30,403	$6,094
Customer relationships	103,960	42,399	61,561
Other intangible assets	3,247	2,099	1,148

Total intangible assets	$143,704	$74,901	$68,803

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Aggregate amortization expense	$3,354	$3,733	$6,809	$7,585

Estimated amortization expense of intangible assets on future years (in thousands):

For the six months ending December 31, 2013	$6,409
For the year ending December 31, 2014	12,146
For the year ending December 31, 2015	9,550
For the year ending December 31, 2016	8,342
For the year ending December 31, 2017	7,098

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30,	December 31,
	2013	2012
Commitments to extend credit for loans (excluding credit card loans)	$2,488,507	$2,458,444
Commitments to extend credit under credit card loans	2,207,696	2,184,415
Commercial letters of credit	1,170	1,041
Standby letters of credit	335,243	343,503
Futures contracts	11,000	7,500
Forward foreign exchange contracts	7,743	2,005
Spot foreign exchange contracts	1,223	2,910

8. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management accounting system are evaluated regularly by the Executive Committee in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect changes in how executive management responsibilities were changed by the Executive Committee for each of the core businesses, the products and services provided and the types of customers served, and how financial information is currently evaluated by management. The management accounting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at June 30, 2013. Previously reported results have been reclassified to conform to the current organizational structure.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$70,558	$11,192	$(10)	$587	$82,327
Provision for loan losses	1,682	3,318	—	—	5,000
Noninterest income	46,501	18,649	29,160	19,275	113,585
Noninterest expense	92,339	21,986	18,932	17,054	150,311

Income before taxes	23,038	4,537	10,218	2,808	40,601
Income tax expense	5,664	1,350	2,691	967	10,672

Net income	$17,374	$3,187	$7,527	$1,841	$29,929

Average assets	$11,201,000	$1,793,000	$80,000	$1,801,000	$14,875,000

	Three Months Ended June 30, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$69,354	$10,556	$—	$463	$80,373
Provision for loan losses	2,222	2,278	—	—	4,500
Noninterest income	49,716	18,106	23,625	18,779	110,226
Noninterest expense	94,284	16,620	16,486	17,296	144,686

Income before taxes	22,564	9,764	7,139	1,946	41,413
Income tax expense	6,422	2,791	2,197	838	12,248

Net income	$16,142	$6,973	$4,942	$1,108	$29,165

Average assets	$10,800,000	$871,000	$83,000	$1,448,000	$13,202,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Six Months Ended June 30, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$137,818	$22,740	$(10)	$1,262	$161,810
Provision for loan losses	1,939	5,061	—	—	7,000
Noninterest income	99,249	38,086	57,713	39,553	234,601
Noninterest expense	183,803	42,108	37,840	36,938	300,689

Income before taxes	51,325	13,657	19,863	3,877	88,722
Income tax expense	12,798	4,137	5,343	1,574	23,852

Net income	$38,527	$9,520	$14,520	$2,303	$64,870

Average assets	$11,295,000	$1,724,000	$78,000	$1,732,000	$14,829,000

	Six Months Ended June 30, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$137,323	$21,281	$3	$855	$159,462
Provision for loan losses	4,057	4,943	—	—	9,000
Noninterest income	119,644	34,205	49,751	38,927	242,527
Noninterest expense	187,406	31,429	33,668	34,087	286,590

Income before taxes	65,504	19,114	16,086	5,695	106,399
Income tax expense	18,015	5,709	4,776	2,367	30,867

Net income	$47,489	$13,405	$11,310	$3,328	$75,532

Average assets	$10,935,000	$857,000	$83,000	$1,375,000	$13,250,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2013 and December 31, 2012. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheet.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
Fair value	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments Interest rate products	$2,020	$3,503	$1,989	$3,625

Total	$2,020	$3,503	$1,989	$3,625

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2013, the Company had twenty interest rate swaps with an aggregate notional amount of $191.6 million related to this program. During the three and six months ended June 30, 2013, the Company recognized net gains of $48 thousand and $154 thousand, respectively, related to changes in fair value of these swaps. During the three and six months ended June 30, 2012, the Company recognized net losses of $40 thousand and $82 thousand, respectively, related to changes in the fair value of these swaps.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain (loss) recognized in other non-interest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability for the three and six months ended as of June 30, 2013 and June 30, 2012 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives not designated as hedging instruments
Interest rate products	$48	$(40)	$154	$(82)

Total	$48	$(40)	$154	$(82)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2013 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

Assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurement at June 30, 2013
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	12,935	—	12,935	—
State and political subdivisions	3,069	—	3,069	—
Trading – other	31,592	31,585	7	—

Trading securities	47,996	31,985	16,011	—

U.S. Treasury	101,456	101,456	—	—
U.S. Agencies	1,047,831	—	1,047,831	—
Mortgage-backed	3,228,200	—	3,228,200	—
State and political subdivisions	2,065,098	—	2,065,098	—
Corporates	501,773	501,773	—	—
Commercial paper	—	—	—	—

Available for sale securities	6,944,358	603,229	6,341,129	—
Company-owned life insurance	13,069	—	13,069	—
Derivatives	2,020	—	2,020	—

Total	$7,007,443	$635,214	$6,372,229	$—

Liabilities
Deferred compensation	16,554	16,554	—	—
Contingent consideration liability	38,183	—	—	38,183
Derivatives	1,989	—	1,989	—

Total	$56,726	$16,554	$1,989	$38,183

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Fair Value Measurement at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	506	—	506	—
Mortgage-backed	11,288	—	11,288	—
State and political subdivisions	12,913	—	12,913	—
Trading – other	30,657	30,657	—	—

Trading securities	55,764	31,057	24,707	—

U.S. Treasury	117,851	117,851	—	—
U.S. Agencies	1,026,115	—	1,026,115	—
Mortgage-backed	3,556,193	—	3,556,193	—
State and political subdivisions	1,892,684	—	1,892,684	—
Corporates	338,887	338,887		—
Commercial paper	5,733	—	5,733	—

Available for sale securities	6,937,463	456,738	6,480,725	—
Company-owned life insurance	10,539	—	10,539	—
Derivatives	3,503	—	3,503	—

Total	$7,007,269	$487,795	$6,519,474	$—

Liabilities
Deferred compensation	13,705	$13,705	$—	$—
Contingent consideration liability	51,163	—	—	51,163
Derivatives	3,625	—	3,625	—

Total	$68,493	$13,705	$3,625	$51,163

The following table reconciles the beginning and ending balances of the contingent consideration liability:

	Six Months Ended June 30,
	2013	2012
Beginning Balance	$51,163	$72,046
Payment of contingent considerations on acquisitions	(16,171)	(7,651)
Income from fair value adjustments	(138)	(6,973)
Expense from fair value adjustments	3,329	370

Ending Balance	$38,183	$57,792

The Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) for the quarter ended March 31, 2012. The amendments set forth by the ASU require the Company’s contingent consideration liability to be measured from the perspective of a market participant that holds an identical asset as of the measurement date. Due to this methodology change, the Company began calculating the discount rates using a weighted average cost of capital approach, which caused an increase in the discount rates utilized. This resulted in a $6.9 million ($4.7 million, net of tax) reduction of the contingent consideration liabilities and a corresponding increase to other non-interest income due which is included in the “Income from fair value adjustments” line in the table above for the six month period ended June 30, 2012.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurement at June 30, 2013
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Six Months Ended June 30
Impaired loans	$11,737	$—	$—	$11,737	$(1,454)
Other real estate owned	404	—	—	404	$(64)

Total	$12,141	$—	$—	$12,141	$(1,518)

	Fair Value Measurement at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$5,178	$—	$—	$5,178	$1,756
Other real estate owned	924	—	—	924	$(455)

Total	$6,102	$—	$—	$6,102	$1,301

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are as follows (in millions):

	Fair Value Measurement at June 30, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$160.3	$—	$173.2	$—	$173.2
Federal Reserve Bank and other stock	26.0	—	26.0	—	26.0
Loans (exclusive of allowance for loan loss)	6,345.6	—	6,402.6	—	6,402.6
FINANCIAL LIABILITIES
Time deposits	1,040.7	—	1,044.3	—	1,044.3
Long-term debt	4.1	—	4.4	—	4.4
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2.9
Commercial letters of credit					0.1
Standby letters of credit					1.0

	Fair Value Measurement at December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$114.8	$—	$129.5	$—	$129.5
Federal Reserve Bank and other stock	26.3	—	26.3	—	26.3
Loans (exclusive of allowance for loan loss)	5,690.6	—	5,754.1	—	5,754.1
FINANCIAL LIABILITIES
Time deposits	1,282.3	—	1,287.9	—	1,287.9
Long-term debt	5.9	—	6.1	—	6.1
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.6
Commercial letters of credit					0.2
Standby letters of credit					2.1

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and six-month periods ended June 30, 2013. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to maintain high quality through a strong balance sheet, solid credit quality, a low cost of funding, and effective risk management. The strength in the balance sheet can be seen in the solid credit quality of the earning assets and the Company’s continued growth in low cost funding. At June 30, 2013, the Company’s nonperforming assets as a percentage of total assets was 0.19 percent. As a percentage of loans, nonperforming loans decreased to 0.40 percent as compared to 0.58 percent on June 30, 2012. These credit quality ratios were achieved while maintaining positive directional growth in average earning assets, which increased 12.5 percent from June 30, 2012, driven by a 14.2 percent increase in average noninterest-bearing demand deposits compared to June 30, 2012.

The second strategy is to deliver profitable and sustainable growth by accelerating fee businesses, growing quality earning assets, maximizing efficiencies, and maintaining sales leverage. The Company’s acceleration of fee businesses is apparent with the increase in trust and securities processing. Trust and securities processing income increased $7.7 million, or 13.9 percent, for the three months ended June 30, 2013 compared to the same period in 2012. The increase in trust and securities processing income was primarily due to a $4.2 million, or 23.7 percent, in advisory fee income from the Scout Funds and a $2.4 million, or 13.9 percent, increase in fees related to institutional and personal investment management services. Also notable and continuing to push industry trends, the Company produced double digit loan growth. While maintaining the aforementioned credit ratios, the Company’s June 30, 2013 average loans increased $942.3 million, or 18.1 percent, as compared to the same three month period one year ago.

The third strategy is to maintain diversified revenue streams. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the second quarter of 2013, noninterest income increased $3.4 million, or 3.0 percent, compared to the same period of 2012. The Company continues to emphasize its asset management, brokerage, bankcard services, health care services, and treasury management businesses. In particular, during the second quarter of 2013, this favorable change is primarily attributable to increased trust and securities processing income. At June 30, 2013, noninterest income represented 58.0 percent of total revenues, as compared to 57.8 percent at June 30, 2012.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At June 30, 2013, the Company had $1.2 billion in total shareholders’ equity. This is a decrease of $25.5 million, or 2.0 percent, compared to total shareholders’ equity at June 30, 2012. At June 30, 2013, the Company had a total risk-based capital ratio of 11.52 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 1,881 shares at an average price of $49.93 per share during the second quarter of 2013.

Earnings Summary

The Company recorded consolidated net income of $29.9 million for the three-month period ended June 30, 2013, compared to $29.2 million for the same period a year earlier. This represents a 2.6 percent increase over the three-month period ended June 30, 2012. Basic earnings per share for the second quarter of 2013 were $0.75 per share ($0.74 per share fully-diluted) compared to $0.73 per share ($0.72 per share fully-diluted) for the second quarter of 2012. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2013 were 0.81 and 9.31 percent, respectively, compared to 0.89 and 9.42 percent for the three-month period ended June 30, 2012.

The Company recorded consolidated net income of $64.9 million for the six-month period ended June 30, 2013, compared to $75.5 million for the same period a year earlier. This represents a 14.1 percent decrease over the six-month period ended June 30, 2012. Basic earnings per share for the six-month period ended June 30, 2013 were $1.62 per share ($1.61 per share fully-diluted) compared to $1.89 per share ($1.87 per share fully-diluted) for the period in 2012. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2013 were 0.88 and 10.17 percent, respectively, compared to 1.15 and 12.36 percent for the same period in 2012.

Net interest income for the three and six-month periods ended June 30, 2013 increased $2.0 million, or 2.4 percent, and $2.3 million, or 1.5 percent, respectively, compared to the same period in 2012. For the three-month period ended June 30, 2013, average earning assets increased by $1.6 billion, or 13.2 percent, and for the six-month period ended June 30, 2013, they increased by $1.5 billion, or 12.5 percent, compared to the same periods in 2012. Net interest margin, on a tax-equivalent basis, decreased to 2.56 percent and 2.53 percent for the three and six-months periods ended June 30, 2013, compared to 2.82 percent and 2.79 percent for the same periods in 2012. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses increased by $0.5 million and decreased by $2.0 million for the three and six-month periods ended June 30, 2013, compared to the same periods in 2012. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased by 24 basis points to 1.13 percent as of June 30, 2013, compared to June 30, 2012. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2012 Annual Report on Form 10-K.

Noninterest income increased by $3.4 million, or 3.1 percent, for the three-month period ended June 30, 2013 and decreased by $7.9 million, or 3.3 percent, for the six-month period ended June 30, 2013, compared to the same periods one year ago. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $5.6 million, or 3.9 percent, for the three-month period ended June 30, 2013, and increased by $14.1 million, or 4.9 percent, for the six-month period ended June 30, 2013, compared to the same periods in 2012. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended June 30, 2013, average earning assets increased by $1.6 billion, or 13.2 percent, and for the six-month period ended June 30, 2013, they increased by $1.5 billion, or 12.5 percent, compared to the same periods in 2012. Net interest margin, on a tax-equivalent basis, decreased to 2.56 percent and 2.53 percent for the three and six-months periods ended June 30, 2013, compared to 2.82 percent and 2.79 percent for the same periods in 2012.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income through volume. As illustrated in this table, net interest spread for the three months ended June 30, 2013 decreased by 24 basis points and net interest margin decreased by 26 basis points compared to the same period in 2012. Net interest spread for the six months ended June 30, 2013 decreased by 23 basis points and net interest margin decreased by 26 basis points compared to the same period in 2012. These results are primarily due to an unfavorable rate variance, offset by a favorable volume variance on loans and securities. The combined impact of these variances has led to a decrease in interest expense and flat interest income, or an increase in the Company’s net interest income as compare to results one year ago.

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

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.51 percent for the three-month period ended June 30, 2013 and 2.82 percent for the same period in 2012. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.49 percent for the six-month period ended June 30, 2013 and 2.80 percent for the same period in 2012.

	Three Months Ended June 30,
	2013		2012
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$6,158,821	3.69%	$5,216,477	4.17%
Securities:
Taxable	4,978,109	1.52	4,616,169	1.85
Tax-exempt	2,113,009	2.97	1,830,468	3.16

Total securities	7,091,118	1.95	6,446,637	2.22
Federal funds and resell agreements	28,524	0.56	24,908	0.40
Interest-bearing due from banks	432,588	0.31	432,693	0.34
Trading	66,482	1.79	49,789	2.80

Total earning assets	13,777,533	2.67	12,170,504	2.99
Allowance for loan losses	(70,004)		(74,437)
Other assets	1,167,899		1,105,978

Total assets	$14,875,428		$13,202,045

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,943,399	0.19%	$6,194,126	0.28%
Federal funds and repurchase agreements	1,848,118	0.11	1,450,375	0.14
Borrowed funds	4,592	5.33	15,317	2.44

Total interest-bearing liabilities	8,796,109	0.18	7,659,818	0.26
Noninterest-bearing demand deposits	4,636,240		4,126,141
Other liabilities	153,227		170,920
Shareholders’ equity	1,289,852		1,245,166

Total liabilities and shareholders’ equity	$14,875,428		$13,202,045

Net interest spread		2.49%		2.73%
Net interest margin		2.56		2.82

	Six Months Ended June 30,
	2013		2012
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$5,987,788	3.75%	$5,134,570	4.24%
Securities:
Taxable	4,925,312	1.53	4,479,160	1.85
Tax-exempt	2,054,141	3.02	1,797,713	3.21

Total securities	6,979,453	1.97	6,276,873	2.24
Federal funds and resell agreements	23,858	0.54	22,220	0.37
Interest-bearing due from banks	701,282	0.29	737,853	0.33
Trading	62,048	1.92	50,991	2.71

Total earning assets	13,754,429	2.65	12,222,507	2.96
Allowance for loan losses	(70,750)		(73,416)
Other assets	1,145,799		1,100,889

Total assets	$14,829,478		$13,249,980

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$6,980,728	0.21%	$6,255,636	0.30%
Federal funds and repurchase agreements	1,761,074	0.12	1,511,401	0.13
Borrowed funds	4,989	4.89	16,125	3.85

Total interest-bearing liabilities	8,746,791	0.19	7,783,162	0.27
Noninterest-bearing demand deposits	4,631,425		4,055,613
Other liabilities	165,117		181,845
Shareholders’ equity	1,286,145		1,229,360

Total liabilities and shareholders’ equity	$14,829,478		$13,249,980

Net interest spread		2.46%		2.69%
Net interest margin		2.53		2.79

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although interest-free funds (total earning assets less interest-bearing liabilities) increased $470.7 million for the three-month and $568.3 million for the six-month periods ended June 30, 2013 compared to the same periods in 2012, the benefit from interest free funds decreased by 3 basis points in the three and six month periods, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2013 vs 2012			Six Months Ended June 30, 2013 vs 2012
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$8,783	$(6,168)	$2,615	$15,749	$(12,469)	$3,280
Securities:
Taxable	1,385	(3,722)	(2,337)	3,343	(7,345)	(4,002)
Tax-exempt	1,703	(1,053)	650	3,056	(2,022)	1,034
Federal funds sold and resell agreements	5	10	15	4	19	23
Interest-bearing due from banks	—	(32)	(32)	(53)	(144)	(197)
Trading	75	(124)	(49)	61	(168)	(107)

Interest income	11,951	(11,089)	862	22,160	(22,129)	31
Change in interest incurred on:
Interest-bearing deposits	362	(1,405)	(1,043)	735	(2,974)	(2,239)
Federal funds purchased and repurchase agreements	106	(123)	(17)	148	(38)	110
Borrowed funds	(142)	110	(32)	(271)	83	(188)

Interest expense	326	(1,418)	(1,092)	612	(2,929)	(2,317)

Net interest income	$11,625	$(9,671)	$1,954	$21,548	$(19,200)	$2,348

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Average earning assets	$13,777,533	$12,170,504	$1,607,029	$13,754,429	$12,222,507	$1,531,922
Average interest-bearing liabilities	8,796,109	7,659,818	1,136,291	8,746,791	7,783,162	963,629

Average interest free funds	$4,981,424	$4,510,686	$470,738	$5,007,638	$4,439,345	$568,293

Free funds ratio (free funds to earning assets)	36.15%	37.06%	(0.91)%	36.41%	36.32%	0.09%
Tax-equivalent yield on earning assets	2.67	2.99	(0.32)%	2.65%	2.96%	(0.31)%
Cost of interest-bearing liabilities	0.18	0.26	(0.08)	0.19	0.27	(0.08)

Net interest spread	2.49%	2.73%	(0.24)%	2.46%	2.69%	(0.23)%
Benefit of interest-free funds	0.07	0.10	(0.03)	0.07	0.10	(0.03)

Net interest margin	2.56%	2.83%	(0.27)%	2.53%	2.79%	(0.26)%

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

Based on the factors above, management of the Company expensed $5.0 million and $7.0 million related to the provision for loan losses for the three and six-month periods ended June 30, 2013, compared to $4.5 million and $9.0 million for the same periods in 2012. As illustrated in Table 3 below, the ALL decreased to 1.13 percent of total loans as of June 30, 2013, compared to 1.37 percent of total loans as of the same period in 2012.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012. Net charge-offs were $6.8 million for the first six months of 2013, compared to $8.4 million for the same period in 2012. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2013	2012	2012
Allowance-January 1	$71,426	$72,017	$72,017
Provision for loan losses	7,000	9,000	17,500

Charge-offs:
Commercial	(2,423)	(3,237)	(8,446)
Consumer:
Credit card	(5,372)	(5,787)	(11,148)
Other	(767)	(801)	(1,530)
Real estate	(371)	(408)	(932)

Total charge-offs	(8,933)	(10,233)	(22,056)

Recoveries:
Commercial	515	250	1,136
Consumer:
Credit card	1,115	1,045	1,766
Other	508	564	1,035
Real estate	16	9	28

Total recoveries	2,154	1,868	3,965

Net charge-offs	(6,779)	(8,365)	(18,091)

Allowance-end of period	$71,647	$72,652	$71,426

Average loans, net of unearned interest	$5,982,266	$5,127,382	$5,243,264
Loans at end of period, net of unearned interest	6,338,921	5,315,609	5,686,749
Allowance to loans at end of period	1.13%	1.37%	1.26%
Allowance as a multiple of net charge-offs	5.24x	4.32x	3.95x
Net charge-offs to:
Provision for loan losses	96.84%	92.94%	103.38%
Average loans	0.23	0.33	0.35

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Trust and securities processing	$63,486	$55,755	$7,731	13.87%
Trading and investment banking	5,423	7,140	(1,717)	(24.05)
Service charges on deposit accounts	20,882	19,009	1,873	9.85
Insurance fees and commissions	1,236	913	323	35.38
Brokerage fees	2,886	2,705	181	6.69
Bankcard fees	16,032	16,830	(798)	(4.74)
Gains on sales of securities available for sale, net	1,519	3,222	(1,703)	(52.86)
Other	2,121	4,652	(2,531)	(54.41)

Total noninterest income	$113,585	$110,226	$3,359	3.05%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Trust and securities processing	$125,798	$110,465	$15,333	13.88%
Trading and investment banking	12,532	16,818	(4,286)	(25.48)
Service charges on deposits	42,405	39,020	3,385	8.68
Insurance fees and commissions	2,198	1,922	276	14.36
Brokerage fees	5,832	5,219	613	11.75
Bankcard fees	32,470	31,565	905	2.87
Gains on sales of securities available for sale, net	7,412	19,763	(12,351)	(62.50)
Other	5,954	17,755	(11,801)	(66.47)

Total noninterest income	$234,601	$242,527	$(7,926)	(3.27)%

Fee-based, or noninterest income (summarized in Table 4), increased by $3.4 million, or 3.1 percent, during the three months ended June 30, 2013, and decreased by $7.9 million, or 3.3 percent, during the six months ended June 30, 2013, compared to the same periods in 2012.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and money management services, and servicing of mutual fund assets. The increase in these fees for the three and six-month periods compared to the same periods last year was primarily due to changes in the following three categories of income. Advisory fee income from the Scout Funds for the three and six-month periods ended June 30, 2013, increased by $4.2 million, or 23.7 percent, and by $9.0 million, or 26.6 percent, respectively. Fund administration and custody services fees for the three and six-month periods ended June 30, 2013, increased by $0.5 million, or 2.8 percent, and $1.3 million, or 3.4 percent, respectively. Institutional and personal investment management services fees for the three and six-month periods ended June 30, 2013, increased by $2.4 million, or 13.9 percent, and $4.5 million, or 12.9 percent, respectively. Trust and securities processing fees are primarily asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and Investment Banking for the three and six-month periods ended June 30, 2013, decreased by $1.7 million, or 24.1 percent, and $4.3 million, 25.5 percent, respectively. These decreases are due to declines in the trading portfolio driven by market conditions.

During the three and six-month periods ended June 30, 2013, $1.5 million and $7.4 million in pre-tax gains were recognized on the sales of securities available for sale.

Other noninterest income for the three-month period ended June 30, 2013, decreased $2.5 million, or 54.4 percent primarily driven by decreased fair value adjustments on interest rate swap transactions of $1.9 million and $3.3 million compared to the same period in 2012. Other noninterest income decreased $11.8 million, or 66.5 percent, primarily driven by an $8.2 million adjustment in contingent consideration liabilities on acquisitions recognized in 2012. These adjustments were due to the adoption of new accounting guidance in 2012 related to fair value measurements and changes in cash flow projections.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Salaries and employee benefits	$83,566	$78,001	$5,565	7.13%
Occupancy, net	9,273	9,211	62	0.67
Equipment	11,873	11,004	869	7.90
Supplies and services	5,362	5,218	144	2.76
Marketing and business development	5,705	5,986	(281)	(4.69)
Processing fees	14,293	12,593	1,700	13.50
Legal and consulting	4,844	4,012	832	20.74
Bankcard	4,709	4,630	79	1.71
Amortization of other intangible assets	3,354	3,733	(379)	(10.15)
Regulatory fees	2,484	2,314	170	7.35
Other	4,848	7,984	(3,136)	(39.28)

Total noninterest expense	$150,311	$144,686	$5,625	3.89%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Salaries and employee benefits	$167,268	$157,915	$9,353	5.92%
Occupancy, net	19,160	18,489	671	3.63
Equipment	23,807	21,669	2,138	9.87
Supplies and services	9,849	10,261	(412)	(4.02)
Marketing and business development	9,977	10,246	(269)	(2.63)
Processing fees	28,383	25,409	2,974	11.70
Legal and consulting	8,445	7,527	918	12.20
Bankcard	9,257	8,872	385	4.34
Amortization of other intangible assets	6,809	7,585	(776)	(10.23)
Regulatory fees	4,395	4,733	(338)	(7.14)
Other	13,339	13,884	(545)	(3.93)

Total noninterest expense	$300,689	$286,590	$14,099	4.92%

Noninterest expense increased by $5.6 million, or 3.9 percent, for the three months ended June 30, 2013, and increased by $14.1 million, or 4.9 percent, for the six months ended June 30, 2013, compared to the same period in 2012. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $5.6 million, or 7.1 percent, for the three months ended June 30, 2013, and by $9.4 million, or 5.9 percent, for the six months ended June 30, 2013, compared to the same period in 2012. These increases are primarily due to higher base salary, commissions and bonuses, and benefits expense. Salaries increased by $2.6 million, or 5.2 percent, and $4.6 million, or 4.7 percent, for the three and six months ended June 30, 2013, compared to the same periods in 2012. Commissions and bonuses increased by $1.7 million, or 10.6 percent, and $2.5 million, or 7.7 percent, for the three and six months ended June 30, 2013, compared to the same periods in 2012. Employee benefits expense increased by $1.3 million, or 10.6 percent, and $2.3 million, or 8.1 percent, for the three and six months ended June 30, 2013, compared to the same periods in 2012.

Processing fees increased by $1.7 million, or 13.5 percent, and $3.0 million, or 11.7 percent, for the three and six months ended June 30, 2013, compared to the same periods in 2012.

During the three-month period ended June 30, 2013, the increases in noninterest expense were offset by a decrease in other expense of $3.1 million, or 39.3 percent, primarily due to decreased fair value adjustments on interest rate swap transactions of $1.9 million.

Income Tax Expense

The Company’s effective tax rate is 26.9 percent for the six months ended June 30, 2013, compared to 29.0 percent for the same period in 2012. The decrease in the effective rate for 2013 is primarily attributable to a larger portion of income being earned from tax-exempt municipal securities and an increase in federal tax credits.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$70,558	$69,354	$1,204	1.74%
Provision for loan losses	1,682	2,222	(540)	(24.30)
Noninterest income	46,501	49,716	(3,215)	(6.47)
Noninterest expense	92,339	94,284	(1,945)	(2.06)

Income before taxes	23,038	22,564	474	2.10
Income tax expense	5,664	6,422	(758)	(11.80)

Net income	$17,374	$16,142	$1,232	7.63%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$137,818	$137,323	$495	0.36%
Provision for loan losses	1,939	4,057	(2,118)	(52.21)
Noninterest income	99,249	119,644	(20,395)	(17.05)
Noninterest expense	183,803	187,406	(3,603)	(1.92)

Income before taxes	51,325	65,504	(14,179)	(21.65)
Income tax expense	12,798	18,015	(5,217)	(28.96)

Net income	$38,527	$47,489	$(8,962)	(18.87)%

Bank net income decreased by $9.0 million, or 18.9 percent, to $38.5 million compared to the prior year. Noninterest income decreased $20.4 million, or 17.1 percent, over the same period in 2012. This decrease was driven by decreased securities gains of $12.4 million, decreased bond trading income of $4.0 million, and decreased miscellaneous income of $7.4 million, offset by an increase in trust and securities processing income of $2.2 million. The decrease in miscellaneous income was due to a $2.2 million decrease related to fair value adjustments to the contingent consideration liabilities on acquisitions and a $3.3 million decrease in fair value adjustments on interest rate swap transactions. Provision decreased by $2.1 million, due to improvements in the credit characteristics of the loan portfolio in this segment. Noninterest expense decreased $3.6 million, or 1.9 percent, to $183.8 million as compared to 2012, which was driven by a decrease in fair value adjustments on interest rate swap transactions of $2.9 million.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$11,192	$10,556	$636	6.03%
Provision for loan losses	3,318	2,278	1,040	45.65
Noninterest income	18,649	18,106	543	3.00
Noninterest expense	21,986	16,620	5,366	32.29

Income before taxes	4,537	9,764	(5,227)	(53.53)
Income tax expense	1,350	2,791	(1,441)	(51.63)

Net income	$3,187	$6,973	$(3,786)	(54.30)%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$22,740	$21,281	$1,459	6.86%
Provision for loan losses	5,061	4,943	118	2.39
Noninterest income	38,086	34,205	3,881	11.35
Noninterest expense	42,108	31,429	10,679	33.98

Income before taxes	13,657	19,114	(5,457)	(28.55)
Income tax expense	4,137	5,709	(1,572)	(27.54)

Net income	$9,520	$13,405	$(3,885)	(28.98)%

Payments Solutions net income decreased $3.9 million, or 29.0 percent, to $9.5 million from the prior year. Noninterest income increased $3.9 million, or 11.3 percent, driven by an increase deposit service charge income from institutional cash management and healthcare services customers driven from new business growth as well as an acquisition of customers. Noninterest expense increased by $10.7 million, primarily from increased staffing, advertising, consulting fees, and bankcard processing fees associated with the increase in sales volume. Provision expense increased by $0.1 million, or 2.4 percent. Net interest margin increased by $1.4 million, or 6.9 percent, due to growth in earning assets and deposits, but offset with a reduction in the deposit fund transfer credits.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$(10)	$—	$(10)	—%
Provision for loan losses	—	—	—	—
Noninterest income	29,160	23,625	5,535	23.43
Noninterest expense	18,932	16,486	2,446	14.84

Income before taxes	10,218	7,139	3,079	43.13
Income tax expense	2,691	2,197	494	22.49

Net income	$7,527	$4,942	$2,585	52.31%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$(10)	$3	$(13)	(>100.0)%
Provision for loan losses	—	—	—	—
Noninterest income	57,713	49,751	7,962	16.00
Noninterest expense	37,840	33,668	4,172	12.39

Income before taxes	19,863	16,086	3,777	23.48
Income tax expense	5,343	4,776	567	11.87

Net income	$14,520	$11,310	$3,210	28.38%

Institutional Investment Management net income increased $3.2 million, or 28.4 percent, to $14.5 million compared to the prior year. This increase was primarily driven by an increase of $8.0 million, or 16.0 percent, in noninterest income offset by a $4.2 million, or 12.4 percent, increase in noninterest expense and a $0.6 million, or 11.9 percent, increase in income tax expense. The increase in noninterest income is due to a $9.0 million increase in advisory fees derived from an increase in asset values and the addition of a new administrative fee added during the second quarter of 2012, and a $2.8 million increase in fees related to institutional and personal investment management services. This increase was offset by a $3.3 million decrease related to fair value adjustments to the contingent consideration liabilities on acquisitions. The increase in noninterest expense was due to a $2.5 million increase in third party distribution expense and a $2.1 million increase in salaries and benefits.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$587	$463	$124	26.78%
Provision for loan losses	—	—	—	—
Noninterest income	19,275	18,779	496	2.64
Noninterest expense	17,054	17,296	(242)	(1.40)

Income before taxes	2,808	1,946	862	44.30
Income tax expense	967	838	129	15.39

Net income	$1,841	$1,108	$733	66.16%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$1,262	$855	$407	47.60%
Provision for loan losses	—	—	—	—
Noninterest income	39,553	38,927	626	1.61
Noninterest expense	36,938	34,087	2,851	8.36

Income before taxes	3,877	5,695	(1,818)	(31.92)
Income tax expense	1,574	2,367	(793)	(33.50)

Net income	$2,303	$3,328	$(1,025)	(30.80)%

Asset Servicing net income decreased $1.0 million, or 30.8 percent, to $2.3 million compared to the same period last year. Noninterest income increased $0.6 million, or 1.6 percent, due to a $1.3 million increase in fee income from business added in transfer agent, alternative investment, and fund administration services, increases from asset based fees, and a $0.7 million gain from the transfer of trust-related distribution services. These increases were offset by a decrease in miscellaneous income of $1.3 million in fair value adjustments to the contingent consideration liabilities on acquisitions compared to same period last year. Net interest margin increased by $0.4 million, or 47.6 percent, due to deposit growth within this segment. Noninterest expense increased $2.8 million, or 8.36 percent, due primarily to a $2.6 million increase in fair value adjustments to the contingent consideration liabilities on acquisitions. Salary and benefit expense increased by $1.2 million, or 7.5 percent, compared to the prior year, reflecting costs of staffing added to support new business. Increases were offset by declines in processing fees of $0.8 million and amortization expense of intangibles of $0.2 million compared to the same period last year.

Balance Sheet Analysis

Total assets of the Company as of June 30, 2013 increased $326.0 million, or 2.2 percent, compared to December 31, 2012 and increased $2.1 billion, or 15.7 percent, compared to June 30, 2012. The increase in total assets from June 2012 to June 2013 is a result an increase in investment securities balances including trading securities of $674.4 million, or 10.4 percent, and an increase in loans of $1.0 billion, or 19.3 percent. The increase in total assets from December to June is primarily a result of an increase in loans of $652.2 million, or 11.5 percent, offset by a decrease in due from Federal Reserve balances of $114.9 million, or 16.5 percent. The overall increase in total assets compared to June 30, 2012 is directly related to a corresponding increase in deposit balances of 1.4 billion, or 13.6 percent, and an increase in federal funds purchased and securities sold under agreement to repurchase of $757.4 million, or 54.1 percent. The increase in total assets from December 2012 to June 2013 is due to an increase in federal funds purchased and securities sold under agreement to repurchase of $370.7 million, or 20.7 percent.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2013	2012	2012
Total assets	$15,253,217	$13,182,662	$14,927,196
Loans, net of unearned interest	6,338,921	5,315,609	5,686,749
Total investment securities	7,178,637	6,504,523	7,134,316
Interest-bearing due from banks	607,470	295,499	720,500
Total earning assets	14,127,047	12,084,739	13,563,884
Total deposits	11,729,750	10,329,850	11,653,365
Total borrowed funds	2,162,556	1,415,826	1,793,149

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have increased $652.2 million, or 11.5 percent, compared to December 31, 2012 and increased $1.0 billion, or 19.3 percent, at June 30, 2013 compared to June 30, 2012. The increase from December 31, 2012 is primarily a result of a $458.1 million, or 15.9 percent, increase in commercial loans and a $133.4 million, or 9.3 percent, increase in commercial real estate loans. Compared to June 30, 2012, commercial loans increased $695.8 million, or 26.4 percent, and increased commercial real estate loans of $216.8 million, or 16.0 percent.

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

Investment securities totaled $7.2 billion at June 30, 2013, compared to $6.5 billion at June 30, 2012, and $7.1 billion at December 31, 2012. Collateral pledging requirements for public funds, loan demand, and deposit funding are the primary factors impacting changes in the level of security holdings. Investment securities comprised 50.8 percent, 52.6 percent, and 53.8 percent, respectively, of the earning assets as of June 30, 2013, December 31, 2012, and June 30, 2012. There were $5.7 billion of these securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law at June 30, 2013.

Investment securities had an average tax-equivalent yield of 1.97 percent for the first six months of 2013 compared to 2.24 percent for the same period in 2012, or a decrease of 27 basis points. The average life of the securities portfolio was 48.7 months at June 30, 2013 compared to 40.0 months at December 31, 2012 and 35.5 months at June 30, 2012. The increase in average life from June 30, 2012 and December 31, 2012 was primarily related to an increase in the percentage of investments invested in the core portfolio resulting in a lower percentage of short term investments held compared to the same period last year due to excess liquidity being retained in the continued low rate environment.

Deposits and Borrowed Funds

Deposits increased $76.4 million, or 0.7 percent, from December 31, 2012 to June 30, 2013. Interest-bearing deposits increased $109.3 million offset by decreased noninterest-bearing deposits of $32.9 million from December 31, 2012. From June 30, 2012 to June 30, 2013, deposits increased $1.4 billion, or 13.6 percent. Noninterest-bearing deposits increased $670.2 million and interest-bearing deposits increased $729.7 million from June 30, 2012. The increase in noninterest-bearing deposits from June 30, 2012 and December 31, 2012 came primarily from the Company’s public funds, mutual fund processing and treasury management businesses. The increase in interest-bearing deposits compared to June 30, 2012 is primarily related to increases in money market accounts.

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

Borrowed funds increased $369.4 million from December 31, 2012. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds increased $746.7 million from June 30, 2012.

Federal funds purchased and securities sold under agreement to repurchase totaled $2.2 billion at June 30, 2013, compared to $1.8 billion at December 31, 2012 and $1.4 billion at June 30, 2012. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.2 billion at June 30, 2013, a $52.9 million decrease compared to December 31, 2012. The Company’s Board of Directors authorized, at its April 23, 2013, April 24, 2012, and April 27, 2011 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the six months ended June 30, 2013 and 2012, the Company acquired 37,848 shares and 120,455 shares, respectively, of its common stock under these plans. The Company has not made any purchases other than through these plans.

On July 23, 2013, the Board of Directors declared a dividend of $0.215 per share. The dividend will be paid on October 1, 2013 to shareholders of record on September 10, 2013.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 10.72 percent and total capital ratio of 11.52 percent substantially exceed the regulatory minimums.

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2013	2012	2013	2012
Return on average assets	0.81%	0.89%	0.88%	1.15%
Return on average equity	9.31	9.42	10.17	12.36
Average equity to assets	8.67	9.43	8.67	9.28
Tier 1 risk-based capital ratio	10.72	11.63	10.72	11.63
Total risk-based capital ratio	11.52	12.59	11.52	12.59
Leverage ratio	6.76	6.92	6.76	6.92

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2013	2012	2013	2012
Earnings basic	$0.75	$0.73	$1.62	$1.89
Earnings diluted	0.74	0.72	1.61	1.87
Cash dividends	0.215	0.205	0.430	0.410
Dividend payout ratio	28.67%	28.08%	26.54%	21.69%
Book value	$30.20	$30.89	$30.20	$30.89

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

Table 12 shows the net interest income increase or decrease over the next twelve months as of June 30, 2013 and 2012 based on hypothetical changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2013 Amount of change	June 30, 2012 Amount of change
300	$9,410	$15,617
200	5,661	9,866
100	1,651	4,612
Static	—	—
(100)	N/A	N/A

At June 30, 2013, the Company is sensitive to increases in rates. Increases in interest rates are projected to cause increases in net interest income. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months. If rates remain flat the Company will be exposed to the risk of asset yields continuing to decrease while deposit costs remain relatively flat.

Trading Account

The Company’s subsidiary, UMB Bank, n.a., carries taxable government securities in a trading account that is maintained according to a Bank board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $48.0 million as of June 30, 2013 compared to $55.8 million as of December 31, 2012.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $5.2 million to $25.5 million at June 30, 2013, compared to June 30, 2012 and decreased $2.6 million, compared to December 31, 2012.

The Company had $3.6 and $6.0 million of other real estate owned as of June 30, 2013 and 2012 respectively, compared to $3.5 million as of December 31, 2012. Loans past due more than 90 days totaled $4.0 million as of June 30, 2013, compared to $6.2 million at June 30, 2012 and $3.6 million as of December 31, 2012.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $14.0 million of restructured loans at June 30, 2013, $8.3 million at June 30, 2012 and $12.5 million at December 31, 2012.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2013	2012	2012
Nonaccrual loans	$12,576	$24,867	$16,376
Restructured loans	12,913	5,775	11,727

Total nonperforming loans	25,489	30,642	28,103
Other real estate owned	3,573	5,954	3,524

Total nonperforming assets	$29,062	$36,596	$31,627

Loans past due 90 days or more	$4,013	$6,198	$3,554
Restructured loans accruing	1,135	2,485	752
Allowance for Loan Losses	71,647	72,652	71,426

Ratios
Nonperforming loans as a percent of loans	0.40%	0.58	%0.49%
Nonperforming assets as a percent of loans plus other real estate owned	0.46	0.69	0.56
Nonperforming assets as a percent of total assets	0.19	0.28	0.21
Loans past due 90 days or more as a percent of loans	0.06	0.12	0.06
Allowance for loan losses as a percent of loans	1.13	1.37	1.26
Allowance for loan losses as a multiple of nonperforming loans	2.81x	2.37x	2.54x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.9 billion of high-quality securities available for sale. Investment securities with a market value of $5.7 billion at June 30, 2013 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate banks is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. Based upon regular contact with investment banking firms, management believes it can raise debt or equity capital on favorable terms, should the need arise.

The Company also has other commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these unused commitments at June 30, 2013 was $5.1 billion. As of June 30, 2013, the utilization rate of the total outstanding commitments was 26.2 percent. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at June 30, 2013.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2013.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 25, 2013	1,048	$47.11	1,048	1,571,086
April 26-April 30, 2013	—	—	—	1,571,086
May 1-May 31, 2013	613	52.65	613	1,570,473
June 1-June 30, 2013	220	55.77	220	1,570,253

Total	1,881	$49.93	1,881

On April 24, 2012, the Company announced a plan to repurchase up to two million shares of common stock. This plan terminated on April 25, 2013. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. On April 23, 2013 the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 22, 2014.

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
Date: August 1, 2013