Form 10-Q
period 2013-09-30
UMB FINANCIAL CORP
filed 2013-10-31
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 28, 2013, UMB Financial Corporation had 45,154,747 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Loans:	$6,506,902	$5,686,749
Allowance for loan losses	(74,938)	(71,426)

Net loans	6,431,964	5,615,323

Loans held for sale	3,033	3,877
Investment Securities:
Available for sale	6,697,997	6,937,463
Held to maturity (market value of $189,316 and $129,495, respectively)	175,993	114,756
Trading	54,994	55,764
Federal Reserve Bank stock and other	31,478	26,333

Total investment securities	6,960,462	7,134,316

Federal funds sold and securities purchased under agreements to resell	54,434	89,868
Interest-bearing due from banks	1,357,881	720,500
Cash and due from banks	604,592	667,774
Bank premises and equipment, net	247,827	244,600
Accrued income	72,030	69,749
Goodwill	209,758	209,758
Other intangibles	58,749	68,803
Other assets	183,503	102,628

Total assets	$16,184,233	$14,927,196

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,628,258	$4,920,581
Interest-bearing demand and savings	6,248,189	5,450,450
Time deposits under $100,000	593,275	540,269
Time deposits of $100,000 or more	571,322	742,065

Total deposits	13,041,044	11,653,365
Federal funds purchased and repurchase agreements	1,527,964	1,787,270
Short-term debt	211	—
Long-term debt	5,130	5,879
Accrued expenses and taxes	130,398	182,468
Other liabilities	15,831	18,869

Total liabilities	14,720,578	13,647,851

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 44,554,834 and 40,340,878 shares outstanding, respectively	55,057	55,057
Capital surplus	862,153	732,069
Retained earnings	860,138	787,015
Accumulated other comprehensive income	(15,678)	85,588
Treasury stock, 10,501,896 and 14,715,852 shares, at cost, respectively	(298,015)	(380,384)

Total shareholders’ equity	1,463,655	1,279,345

Total liabilities and shareholders’ equity	$16,184,233	$14,927,196

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans	$59,125	$54,558	$170,459	$162,613
Securities:
Taxable interest	19,017	20,345	56,325	61,652
Tax-exempt interest	10,338	9,602	30,216	28,445

Total securities income	29,355	29,947	86,541	90,097
Federal funds and resell agreements	62	48	126	88
Interest-bearing due from banks	276	225	1,276	1,422
Trading securities	278	201	808	842

Total interest income	89,096	84,979	259,210	255,062

INTEREST EXPENSE
Deposits	3,097	4,079	10,222	13,443
Federal funds and repurchase agreements	385	454	1,443	1,402
Other	69	81	190	390

Total interest expense	3,551	4,614	11,855	15,235

Net interest income	85,545	80,365	247,355	239,827
Provision for loan losses	6,500	4,500	13,500	13,500

Net interest income after provision for loan losses	79,045	75,865	233,855	226,327

NONINTEREST INCOME
Trust and securities processing	68,465	56,291	194,263	166,756
Trading and investment banking	3,792	7,120	16,324	23,938
Service charges on deposits	21,036	19,171	63,441	58,191
Insurance fees and commissions	869	1,028	3,066	2,949
Brokerage fees	2,895	3,104	8,727	8,324
Bankcard fees	15,196	14,466	47,666	46,031
Gain on sales of available for sale securities, net	1,140	259	8,552	20,022
Other	8,232	4,882	14,187	22,637

Total noninterest income	121,625	106,321	356,226	348,848

NONINTEREST EXPENSE
Salaries and employee benefits	83,733	78,813	251,000	236,728
Occupancy, net	10,016	9,870	29,175	28,359
Equipment	12,205	10,330	36,012	31,999
Supplies and services	4,761	4,995	14,611	15,256
Marketing and business development	5,536	7,368	15,514	17,615
Processing fees	14,471	12,964	42,854	38,372
Legal and consulting	4,433	4,311	12,877	11,838
Bankcard	4,561	4,700	13,817	13,572
Amortization of intangible assets	3,245	3,643	10,054	11,228
Regulatory fees	2,670	2,363	7,066	7,096
Other	7,432	6,548	20,772	20,432

Total noninterest expense	153,063	145,905	453,752	432,495

Income before income taxes	47,607	36,281	136,329	142,680
Income tax provision	13,175	10,156	37,027	41,023

NET INCOME	$34,432	$26,125	$99,302	$101,657

PER SHARE DATA
Net income – basic	$0.85	$0.65	$2.47	$2.54
Net income – diluted	0.83	0.64	2.44	2.51
Dividends	0.215	0.205	0.645	0.615
Weighted average shares outstanding	40,698,700	40,081,304	40,185,351	40,047,261

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$34,432	$26,125	$99,302	$101,657
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Change in unrealized holding gains (losses), net	11,694	32,256	(151,721)	52,410
Less: Reclassifications adjustment for gains included in net income	(1,140)	(259)	(8,552)	(20,022)

Change in unrealized gains (losses) on securities during the period	10,554	31,997	(160,273)	32,388
Income tax (expense) benefit	(4,005)	(11,827)	59,007	(12,074)

Other comprehensive income (loss)	6,549	20,170	(101,266)	20,314

Comprehensive income (loss)	$40,981	$46,295	$(1,964)	$121,971

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2012	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132
Total comprehensive income			101,657	20,314		121,971
Cash dividends ($0.615 per share)	—	—	(24,939)	—	—	(24,939)
Purchase of treasury stock	—	—		—	(6,062)	(6,062)
Issuance of equity awards	—	(1,612)	—	—	1,856	244
Recognition of equity based compensation	—	5,425	—	—	—	5,425
Net tax benefit related to equity compensation plans	—	333	—	—	—	333
Sale of treasury stock	—	354	—	—	256	610
Exercise of stock options	—	2,475	—	—	2,986	5,461

Balance – September 30, 2012	$55,057	$730,274	$774,641	$101,413	$(367,210)	$1,294,175

Balance – January 1, 2013	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345
Total comprehensive income			99,302	(101,266)		(1,964)
Cash dividends ($0.645 per share)	—	—	(26,179)	—	—	(26,179)
Purchase of treasury stock	—	—		—	(2,551)	(2,551)
Issuance of equity awards	—	(2,189)	—	—	2,638	449
Recognition of equity based compensation	—	6,319	—	—	—	6,319
Net tax benefit related to equity compensation plans	—	963	—	—	—	963
Sale of treasury stock	—	367	—	—	172	539
Exercise of stock options	—	2,916	—	—	2,641	5,557
Common stock issuance	—	121,708	—	—	79,469	201,177

Balance – September 30, 2013	$55,057	$862,153	$860,138	$(15,678)	$(298,015)	$1,463,655

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net Income	$99,302	$101,657
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,500	13,500
Depreciation and amortization	32,998	30,576
Deferred income tax (benefit) expense	(5,292)	1,409
Net decrease in trading securities	770	18,223
Gains on sales of securities available for sale, net	(8,552)	(20,022)
Gains on sales of assets	(674)	(503)
Amortization of securities premiums, net of discount accretion	40,339	37,277
Originations of loans held for sale	(101,935)	(179,493)
Net gains on sales of loans held for sale	(609)	(1,526)
Proceeds from sales of loans held for sale	103,388	177,335
Issuance of equity awards	449	244
Equity based compensation	6,319	5,425
Changes in:
Accrued income	(2,281)	5,898
Accrued expenses and taxes	28,401	5,364
Other assets and liabilities, net	(13,009)	(18,305)

Net cash provided by operating activities	193,114	177,059

Investing Activities
Proceeds from maturities of securities held to maturity	27,209	6,327
Proceeds from sales of securities available for sale	678,522	991,842
Proceeds from maturities of securities available for sale	1,193,130	1,172,929
Purchases of securities held to maturity	(94,481)	(19,504)
Purchases of securities available for sale	(1,894,722)	(2,528,213)
Net increase in loans	(829,856)	(442,109)
Net decrease in fed funds sold and resell agreements	35,434	24,906
Net (increase) decrease in interest-bearing balances due from other financial institutions	(411)	121,079
Purchases of bank premises and equipment	(26,997)	(31,516)
Net cash received for acquisitions	692	1,529
Proceeds from sales of bank premises and equipment	808	1,034

Net cash used in investing activities	(910,672)	(701,696)

Financing Activities
Net increase in demand and savings deposits	1,505,416	864,852
Net decrease in time deposits	(117,737)	(421,983)
Net decrease in fed funds purchased and repurchase agreements	(259,306)	(786,628)
Net decrease in short-term debt	(303)	(12,000)
Proceeds from long-term debt	1,000	529
Repayment of long-term debt	(1,235)	(1,426)
Payment of contingent consideration on acquisitions	(16,172)	(12,260)
Cash dividends paid	(26,002)	(24,946)
Net tax benefit related to equity compensation plans	963	333
Common stock issuance	201,177	—
Proceeds from exercise of stock options and sales of treasury shares	6,096	6,071
Purchases of treasury stock	(2,551)	(6,062)

Net cash used in financing activities	1,291,346	(393,520)

Increase (decrease) in cash and due from banks	573,788	(918,157)
Cash and due from banks at beginning of period	1,366,394	1,459,631

Cash and due from banks at end of period	$1,940,182	$541,474

Supplemental Disclosures:
Income taxes paid	$34,351	$31,718
Total interest paid	$12,560	$16,423

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

2. Summary of Accounting Policies

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits issued by other financial institutions are included in interest-bearing due from banks. The amounts due from certificates of deposit totaled $22.3 million and $29.9 million at September 30, 2013 and September 30, 2012, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of September 30, 2013 and September 30, 2012 (in thousands):

	September 30,
	2013	2012
Due from the Federal Reserve	$1,335,590	$144,135
Cash and due from banks	604,592	397,339

Cash and due from banks at end of period	$1,940,182	$541,474

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 650,028 and 517,430 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2013 and 2012, respectively. Diluted year-to-date income per share includes the dilutive effect of 544,930 and 431,418 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2013 and 2012, respectively.

Options issued under employee benefit plans to purchase 270,839 and 510,850 shares of common stock were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

Common Stock Issuance

On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. In addition, UMB granted the underwriters a 30-day option to purchase up to an additional 585,000 shares of common stock. On October 17, 2013, the underwriters exercised the option of 585,000 shares, which generated additional net proceeds of 30.2 million.

3. New Accounting Pronouncements

Presentation of Comprehensive Income In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (ASU 2011-05), which amends the FASB Standards Codification to allow the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was effective for the Company for the period ended March 31, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU No. 2011-12 (ASU 2011-12) “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 for the quarter ended March 31, 2012 with no material impact on its financial statements except for a change in presentation. In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new disclosure requirements were effective for interim periods beginning after December 15, 2012 and were adopted by the Company for the quarter-ended March 31, 2013. The adoption of this accounting pronouncement did not impact the Company’s financial statements except for additional financial statement disclosures.

Subsequent Accounting for an Indemnification Asset In October 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (ASU 2012-06), which addresses diversity in practice regarding the subsequent measurement of an indemnification asset in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The amendments are effective for interim and annual reporting periods beginning on or after December 15, 2012 with early adoption permitted and were adopted by the Company for the quarter-ended March 31, 2013. The adoption of this accounting pronouncement did not impact the Company’s financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$3,204	$388	$8,053	$11,645	$3,364,750	$3,376,395
Commercial – credit card	589	242	190	1,021	117,187	118,208
Real estate:
Real estate – construction	—	128	1,151	1,279	121,324	122,603
Real estate – commercial	4,342	200	18,950	23,492	1,611,745	1,635,237
Real estate – residential	2,385	133	602	3,120	270,624	273,744
Real estate – HELOC	678	—	404	1,082	572,290	573,372
Consumer:
Consumer – credit card	2,748	2,245	1,273	6,266	303,731	309,997
Consumer – other	4,870	444	637	5,951	65,756	71,707
Leases	—	—	—	—	25,639	25,639

Total loans	$18,816	$3,780	$31,260	$53,856	$6,453,046	$6,506,902

	December 31, 2012
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$5,170	$93	$14,122	$19,385	$2,854,309	$2,873,694
Commercial – credit card	561	43	61	665	103,655	104,320
Real estate:
Real estate – construction	3,750	—	1,263	5,013	73,473	78,486
Real estate – commercial	3,590	113	8,170	11,873	1,423,938	1,435,811
Real estate – residential	1,371	49	666	2,086	210,277	212,363
Real estate – HELOC	1,324	50	225	1,599	572,324	573,923
Consumer:
Consumer – credit card	2,989	2,955	2,285	8,229	326,289	334,518
Consumer – other	1,116	251	1,311	2,678	51,872	54,550
Leases	—	—	—	—	19,084	19,084

Total loans	$19,871	$3,554	$28,103	$51,528	$5,635,221	$5,686,749

The Company sold $103.4 million and $177.3 million of residential real estate and student loans in the secondary market during the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

The Company has ceased the recognition of interest on non-accrual loans with a carrying value of $31.3 million and $28.1 million at September 30, 2013 and December 31, 2012, respectively. Restructured loans totaled $13.5 million and $12.5 million at September 30, 2013 and December 31, 2012, respectively. Loans 90 days past due and still accruing interest amounted to $3.8 million and $3.6 million at September 30, 2013 and December 31, 2012, respectively. There was an insignificant amount of interest recognized on impaired loans during 2013 and 2012.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at September 30, 2013 and December 31, 2012 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate - construction
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Non-watch list	$3,158,126	$2,670,925	$120,585	$75,631
Watch	87,015	98,636	—	518
Special Mention	67,586	29,462	—	14
Substandard	63,668	74,671	2,018	2,323

Total	$3,376,395	$2,873,694	$122,603	$78,486

	Real estate - commercial
	September 30, 2013	December 31, 2012
Non-watch list	$1,499,023	$1,325,460
Watch	80,490	63,278
Special Mention	15,912	11,613
Substandard	39,812	35,460

Total	$1,635,237	$1,435,811

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial - credit card		Real estate - residential
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Performing	$118,018	$104,259	$273,142	$211,697
Non-performing	190	61	602	666

Total	$118,208	$104,320	$273,744	$212,363

	Real estate - HELOC		Consumer - credit card
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Performing	$572,968	$573,698	$308,724	$332,233
Non-performing	404	225	1,273	2,285

Total	$573,372	$573,923	$309,997	$334,518

	Consumer - other		Leases
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Performing	$71,070	$53,239	$25,639	$19,084
Non-performing	637	1,311	—	—

Total	$71,707	$54,550	$25,639	$19,084

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$45,108	$16,296	$10,168	$75	$71,647
Charge-offs	(592)	(162)	(3,126)	—	(3,880)
Recoveries	246	21	404	—	671
Provision	3,491	2	2,996	11	6,500

Ending Balance	$48,253	$16,157	$10,442	$86	$74,938

	Nine Months Ended September 30, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,390	$15,506	$12,470	$60	$71,426
Charge-offs	(3,015)	(533)	(9,265)	—	(12,813)
Recoveries	761	37	2,027	—	2,825
Provision	7,117	1,147	5,210	26	13,500

Ending Balance	$48,253	$16,157	$10,442	$86	$74,938

Ending Balance: individually evaluated for impairment	$3,301	$1,412	$—	$—	$4,713
Ending Balance: collectively evaluated for impairment	44,952	14,745	10,442	86	70,225
Loans:
Ending Balance: loans	$3,494,603	$2,604,956	$381,704	$25,639	$6,506,902
Ending Balance: individually evaluated for impairment	14,835	15,852	30	—	30,717
Ending Balance: collectively evaluated for impairment	3,479,768	2,589,104	381,674	25,639	6,476,185

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 (in thousands):

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$29,380	$2,556	$12,279	$14,835	$3,301	$14,831
Commercial – credit card		—	—	—	—	—
Real estate:
Real estate – construction	1,409	731	416	1,147	222	1,249
Real estate – commercial	13,845	5,339	8,081	13,420	1,190	9,752
Real estate – residential	1,519	1,285	—	1,285	—	1,131
Real estate – HELOC		—	—	—	—	—
Consumer:
Consumer – credit card		—	—	—	—	—
Consumer – other	34	30	—	30	—	39
Leases		—	—	—	—	—

Total	$46,187	$9,941	$20,776	$30,717	$4,713	$27,002

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$22,453	$12,119	$2,938	$15,057	$1,393	$13,287
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	276	276	—	276	—	118
Real estate – commercial	9,334	6,777	2,213	8,990	733	9,925
Real estate – residential	2,357	1,714	223	1,937	48	2,622
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	51	49	—	49	—	43
Leases	—	—	—	—	—	—

Total	$34,471	$20,935	$5,374	$26,309	$2,174	$25,995

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

The Company had $0.1 million and $1.2 million in commitments to lend to borrowers with loan modifications classified as TDR’s as of September 30, 2013 and September 30, 2012, respectively. The Company made no TDR’s in the last 12 months that had payment defaults for the three or nine month periods ended September 30, 2013 or September 30, 2012.

This table provides a summary of loans restructured by class for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	1	$182	$182	3	$1,311	$1,249
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	1	937	937
Real estate – residential	—	—	—	1	425	425
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	1	$182	$182	5	$2,673	$2,611

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2013 and December 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses	Value
U.S. Treasury	$102,030	$404	$(648)	$101,786
U.S. Agencies	1,025,397	3,540	(2,960)	1,025,977
Mortgage-backed	3,079,675	26,889	(45,645)	3,060,919
State and political subdivisions	2,070,846	24,436	(29,187)	2,066,095
Corporates	445,562	973	(3,315)	443,220
Commercial Paper	—	—	—	—

Total	$6,723,510	$56,242	$(81,755)	$6,697,997

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
U.S. Treasury	$116,856	$1,166	$(171)	$117,851
U.S. Agencies	1,019,640	6,597	(122)	1,026,115
Mortgage-backed	3,480,006	78,600	(2,413)	3,556,193
State and political subdivisions	1,842,715	51,341	(1,372)	1,892,684
Corporates	337,706	1,945	(764)	338,887
Commercial Paper	5,733	—	—	5,733

Total	$6,802,656	$139,649	$(4,842)	$6,937,463

The following table presents contractual maturity information for securities available for sale at September 30, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$576,035	$578,483
Due after 1 year through 5 years	2,090,432	2,101,158
Due after 5 years through 10 years	795,518	788,065
Due after 10 years	181,850	169,372

Total	3,643,835	3,637,078
Mortgage-backed securities	3,079,675	3,060,919

Total securities available for sale	$6,723,510	$6,697,997

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2013, proceeds from the sales of securities available for sale were $678.5 million compared to $991.8 million for the same period in 2012. Securities transactions resulted in gross realized gains of $8.8 million and $20.3 million for the nine months ended September 30, 2013 and 2012. The gross realized losses for the nine months ended September 30, 2013 and 2012 were $220.0 thousand and $342.0 thousand, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at September 30, 2013 and September 30, 2012 were $14.0 thousand and $416.7 thousand, respectively, and were included in trading and investment banking income in the consolidated statements of income.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at September 30, 2013 and December 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Value
State and political subdivisions	$175,993	$13,323	$—	$189,316

December 31, 2012
State and political subdivisions	$114,756	$14,739	$—	$129,495

The following table presents contractual maturity information for securities held to maturity at September 30, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$49	$53
Due after 1 year through 5 years	35,536	38,226
Due after 5 years through 10 years	58,105	62,504
Due after 10 years	82,303	88,533

Total securities held to maturity	$175,993	$189,316

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first nine months of 2013 or 2012.

Securities available for sale and held to maturity with a market value of $5.0 billion at September 30, 2013, and $5.9 billion at December 31, 2012, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.8 billion at September 30, 2013 and December 31, 2012 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 (in thousands).

September 30, 2013	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$29,291	$(648)	$—	$—	$29,291	$(648)
U.S. Agencies	462,594	(2,960)	—	—	462,594	(2,960)
Mortgage-backed	1,853,108	(45,645)	—	—	1,853,108	(45,645)
State and political subdivisions	794,610	(28,969)	11,320	(218)	805,930	(29,187)
Corporates	319,347	(3,315)	—	—	319,347	(3,315)
Commercial Paper	—	—	—	—	—	—

Total temporarily - impaired debt securities available for sale	$3,458,950	$(81,537)	$11,320	$(218)	$3,470,270	$(81,755)

December 31, 2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$29,747	$(171)	$—	$—	$29,747	$(171)
U.S. Agencies	295,747	(122)	—	—	295,747	(122)
Mortgage-backed	398,384	(2,413)	—	—	398,384	(2,413)
State and political subdivisions	132,951	(1,358)	2,604	(14)	135,555	(1,372)
Corporates	178,564	(764)	—	—	178,564	(764)
Commercial Paper	5,733	—	—	—	5,733	—

Total temporarily - impaired debt securities available for sale	$1,041,126	$(4,828)	$2,604	$(14)	$1,043,730	$(4,842)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates. Because the Company does not have the intent to sell these securities, it is more likely than not that the Company will not be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2013 and December 31, 2012 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2012	$144,109	$47,529	$19,476	$211,114
Goodwill disposals during period	(1,356)	—	—	(1,356)

Balances as of December 31, 2012	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of September 30, 2013	$142,753	$47,529	$19,476	$209,758

Following are the intangible assets that continue to be subject to amortization as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$31,399	$5,098
Customer relationships	103,960	51,236	52,724
Other intangible assets	3,247	2,320	927

Total intangible assets	$143,704	$84,955	$58,749

	As of December 31, 2012
Core deposit intangible assets	$36,497	$30,403	$6,094
Customer relationships	103,960	42,399	61,561
Other intangible assets	3,247	2,099	1,148

Total intangible assets	$143,704	$74,901	$68,803

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Aggregate amortization expense	$3,245	$3,643	$10,054	$11,228

Estimated amortization expense of intangible assets on future years (in thousands):

For the three months ending December 31, 2013	$3,164
For the year ending December 31, 2014	12,146
For the year ending December 31, 2015	9,550
For the year ending December 31, 2016	8,342
For the year ending December 31, 2017	7,098

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30,	December 31,
	2013	2012
Commitments to extend credit for loans (excluding credit card loans)	$2,615,370	$2,458,444
Commitments to extend credit under credit card loans	2,170,484	2,184,415
Commercial letters of credit	15,786	1,041
Standby letters of credit	357,790	343,503
Futures contracts	19,500	7,500
Forward foreign exchange contracts	12,849	2,005
Spot foreign exchange contracts	594	2,910

8. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect how executive management responsibilities were changed for each of the core businesses, the products and services provided and the types of customers served, and how financial information is evaluated by management. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at September 30, 2013. Previously reported results have been reclassified to conform to the current organizational structure.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income (loss)	$73,419	$11,587	$(11)	$550	$85,545
Provision for loan losses	1,833	4,667	—	—	6,500
Noninterest income	48,951	18,409	33,836	20,429	121,625
Noninterest expense	93,199	21,566	21,097	17,201	153,063

Income before income taxes	27,338	3,763	12,728	3,778	47,607
Income tax expense	6,895	1,311	3,501	1,468	13,175

Net income	$20,443	$2,452	$9,227	$2,310	$34,432

Average assets	$11,129,000	$1,726,000	$76,000	$1,993,000	$14,924,000

	Three Months Ended September 30, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income (loss)	$69,051	$10,843	$(1)	$472	$80,365
Provision for loan losses	2,930	1,570	—	—	4,500
Noninterest income	47,151	16,081	24,789	18,300	106,321
Noninterest expense	93,683	17,764	17,316	17,142	145,905

Income before income taxes	19,589	7,590	7,472	1,630	36,281
Income tax expense	5,426	2,024	2,098	608	10,156

Net income	$14,163	$5,566	$5,374	$1,022	$26,125

Average assets	$10,681,000	$849,000	$80,000	$1,562,000	$13,172,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Nine Months Ended September 30, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income (loss)	$211,238	$34,327	$(22)	$1,812	$247,355
Provision for loan losses	3,772	9,728	—	—	13,500
Noninterest income	148,136	56,486	91,543	60,061	356,226
Noninterest expense	277,253	63,502	58,850	54,147	453,752

Income before income taxes	78,349	17,583	32,671	7,726	136,329
Income tax expense	19,608	5,496	8,864	3,059	37,027

Net income	$58,741	$12,087	$23,807	$4,667	$99,302

Average assets	$11,146,000	$1,769,000	$79,000	$1,867,000	$14,861,000

	Nine Months Ended September 30, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income (loss)	$206,374	$32,124	$2	$1,327	$239,827
Provision for loan losses	6,987	6,513	—	—	13,500
Noninterest income	166,795	50,285	74,540	57,228	348,848
Noninterest expense	281,091	49,192	50,983	51,229	432,495

Income before income taxes	85,091	26,704	23,559	7,326	142,680
Income tax expense	23,441	7,733	6,874	2,975	41,023

Net income	$61,650	$18,971	$16,685	$4,351	$101,657

Average assets	$10,850,000	$855,000	$82,000	$1,437,000	$13,224,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2013 and December 31, 2012. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheet.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
Fair value	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Interest rate products	$2,075	$3,503	$2,083	$3,625

Total	$2,075	$3,503	$2,083	$3,625

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2013, the Company had twenty interest rate swaps with an aggregate notional amount of $189.3 million related to this program. During the three and nine months ended September 30, 2013, the Company recognized net losses of $40 thousand and net gains of $114 thousand, respectively, related to changes in fair value of these swaps. During the three and nine months ended September 30, 2012, the Company recognized net losses of $36 thousand and $118 thousand, respectively, related to changes in the fair value of these swaps.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain (loss) recognized in other non-interest income (expense) in the Consolidated Statements of Income related to the Company’s derivative asset and liability for the three and nine months ended as of September 30, 2013 and September 30, 2012 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Derivatives not designated as hedging instruments
Interest rate products	$(40)	$(36)	$114	$(118)

Total	$(40)	$(36)	$114	$(118)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2013 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

Assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurement at September 30, 2013
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	28,205	—	28,205	—
State and political subdivisions	5,568	—	5,568	—
Trading – other	20,821	20,821	—	—

Trading securities	54,994	21,221	33,773	—

U.S. Treasury	101,786	101,786	—	—
U.S. Agencies	1,025,977	—	1,025,977	—
Mortgage-backed	3,060,919	—	3,060,919	—
State and political subdivisions	2,066,095	—	2,066,095	—
Corporates	443,220	443,220	—	—
Commercial paper	—	—	—	—

Available for sale securities	6,697,997	545,006	6,152,991	—
Company-owned life insurance	18,711	—	18,711	—
Derivatives	2,075	—	2,075	—

Total	$6,773,777	$566,227	$6,207,550	$—

Liabilities
Deferred compensation	$18,578	$18,578	$—	$—
Contingent consideration liability	39,315	—	—	39,315
Derivatives	2,083	—	2,083	—

Total	$59,976	$18,578	$2,083	$39,315

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Fair Value Measurement at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	506	—	506	—
Mortgage-backed	11,288	—	11,288	—
State and political subdivisions	12,913	—	12,913	—
Trading – other	30,657	30,657	—	—

Trading securities	55,764	31,057	24,707	—

U.S. Treasury	117,851	117,851	—	—
U.S. Agencies	1,026,115	—	1,026,115	—
Mortgage-backed	3,556,193	—	3,556,193	—
State and political subdivisions	1,892,684	—	1,892,684	—
Corporates	338,887	338,887		—
Commercial paper	5,733	—	5,733	—

Available for sale securities	6,937,463	456,738	6,480,725	—
Company-owned life insurance	10,539	—	10,539	—
Derivatives	3,503	—	3,503	—

Total	$7,007,269	$487,795	$6,519,474	$—

Liabilities
Deferred compensation	$13,705	$13,705	$—	$—
Contingent consideration liability	51,163	—	—	51,163
Derivatives	3,625	—	3,625	—

Total	$68,493	$13,705	$3,625	$51,163

The following table reconciles the beginning and ending balances of the contingent consideration liability:

	Nine Months Ended September 30,
	2013	2012
Beginning Balance	$51,163	$72,046
Payment of contingent considerations on acquisitions	(16,172)	(12,260)
Income from fair value adjustments	(138)	(9,656)
Expense from fair value adjustments	4,462	1,957

Ending Balance	$39,315	$52,087

The Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) for the quarter ended March 31, 2012. The amendments set forth by the ASU require the Company’s contingent consideration liability to be measured from the perspective of a market participant that holds an identical asset as of the measurement date. Due to this methodology change, the Company began calculating the discount rates using a weighted average cost of capital approach, which caused an increase in the discount rates utilized. This resulted in a $6.9 million ($4.7 million, net of tax) reduction of the contingent consideration liabilities and a corresponding increase to other non-interest income due which is included in the “Income from fair value adjustments” line in the table above for the nine month period ended September 30, 2012.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurement at September 30, 2013
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Nine Months Ended September 30
Impaired loans	$16,063	$—	$—	$16,063	$(2,957)
Other real estate owned	285	—	—	285	$(72)

Total	$16,348	$—	$—	$16,348	$(3,029)

	Fair Value Measurement at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$5,178	$—	$—	$5,178	$1,756
Other real estate owned	924	—	—	924	$(455)

Total	$6,102	$—	$—	$6,102	$1,301

Valuation methods for instruments measured at fair value on a nonrecurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Impaired loans While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Director of Property Management obtains external appraisals. The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued. Upon receiving the external appraisal, the Director of Property Management in collaboration with the Company’s credit department led by the Chief Credit Officer review the appraisal to determine if the appraisal is a reasonable basis for the value of the property based upon historical experience and detailed knowledge of the specific property and location. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of the impaired loans is reviewed on a quarterly basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are as follows (in millions):

	Fair Value Measurement at September 30, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$176.0	$—	$189.3	$—	$189.3
Federal Reserve Bank and other stock	31.5	—	31.5	—	31.5
Loans (exclusive of allowance for loan loss)	6,509.9	—	6,559.9	—	6,559.9
FINANCIAL LIABILITIES
Time deposits	1,164.6	—	1,166.0	—	1,166.0
Long-term debt	5.1	—	4.4	—	4.4
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4.7
Commercial letters of credit					0.1
Standby letters of credit					1.5

	Fair Value Measurement at December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$114.8	$—	$129.5	$—	$129.5
Federal Reserve Bank and other stock	26.3	—	26.3	—	26.3
Loans (exclusive of allowance for loan loss)	5,690.6	—	5,754.1	—	5,754.1
FINANCIAL LIABILITIES
Time deposits	1,282.3	—	1,287.9	—	1,287.9
Long-term debt	5.9	—	6.1	—	6.1
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.6
Commercial letters of credit					0.2
Standby letters of credit					2.1

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and nine-month periods ended September 30, 2013. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

From time to time the Company has made, and in the future will make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “outlook,” “forecast,” “target,” “trend,” “plan,” “goal,” or other words of comparable meaning or future-tense or conditional verbs such as “may,” “will,” “should,” “would,” or “could.” Forward-looking statements convey the Company’s expectations, intentions, or forecasts about future events, circumstances, results, or aspirations.

This report, including any information incorporated by reference in this report, contains forward-looking statements. The Company also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, the Company may make forward-looking statements orally to investors, analysts, members of the media, or others.

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond its control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. The actual future objectives, strategies, plans, prospects, performance, condition, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;

•	changes in laws or the regulatory environment, including as a result of recent financial-services legislation or regulation;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;

•	changes in accounting standards or policies;

•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;

•	changes in spending, borrowing, or saving by businesses or households;

•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;

•	changes in any credit rating assigned to the Company or its affiliates;

•	adverse publicity or other reputational harm;

•	changes in the Companys corporate strategies, the composition of its assets, or the way in which it funds those assets;

•	the Company’s ability to innovate, develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•

the Company’s ability to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of its customers, counterparties, or competitors;

•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for or are adverse to the Company or its industry;

•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;

•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;

•

the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal controls, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of its methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;

•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;

•	mergers or acquisitions, including its ability to integrate acquisitions;

•	the Company’s ability to grow revenue, to control expenses, or to attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or

•	other assumptions, risks, or uncertainties described in the management discussions and analyses or the risk factors in any of the Company’s annual, quarterly, or current reports.

Any forward-looking statement made by the Company or on its behalf speaks only as of the date that it was made. The Company does not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that the Company may make in any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Overview

The Company focuses on the following four core strategies. Management believes these strategies will guide its efforts to achieving its vision, to deliver the Unparalleled Customer Experience, all the while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategy is to maintain high quality through a strong balance sheet, solid credit quality, a low cost of funding, and effective risk management. The strength in the balance sheet can be seen in the solid credit quality of the earning assets and the Company’s continued growth in low cost funding. At September 30, 2013, the Company’s nonperforming assets as a percentage of total assets was 0.20 percent. As a percentage of loans, nonperforming loans decreased to 0.48 percent compared to 0.51 percent on September 30, 2012. These credit quality ratios were achieved while maintaining positive directional growth in average earning assets, which increased 14.1 percent from September 30, 2012, driven by a 13.5 percent increase in average total deposits compared to September 30, 2012.

The second strategy is to deliver profitable and sustainable growth by accelerating fee businesses, growing quality earning assets, maximizing efficiencies, and maintaining sales leverage. The Company’s acceleration of fee businesses is apparent with the increase in trust and securities processing. Trust and securities processing income increased $12.2 million, or 21.6 percent, for the three months ended September 30, 2013 compared to the same period in 2012. The increase in trust and securities processing income was primarily due to a $6.3 million, or 34.1 percent increase, in advisory fee income from the Scout Funds, a $3.6 million, or 20.9 percent, increase in fees related to institutional and personal investment management services and a $2.0 million, or 11.2 percent, increase in fee income from fund administration and custody services. Also notable and continuing to push industry trends, the Company produced double digit loan growth. While maintaining the aforementioned credit ratios, the Company’s September 30, 2013 average loans increased $1.1 billion, or 21.3 percent, as compared to the same three month period one year ago.

The third strategy is to maintain diversified revenue streams. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the third quarter of 2013, noninterest income increased $15.3 million, or 14.4 percent, compared to the same period of 2012. The Company continues to emphasize its asset management, bankcard services, health care services, and treasury management businesses. In particular, during the third quarter of 2013, this favorable change in noninterest income is primarily attributable to increased trust and securities processing income. At September 30, 2013, noninterest income represented 58.7 percent of total revenues, compared to 57.0 percent at September 30, 2012.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At September 30, 2013, the Company had $1.5 billion in total shareholders’ equity. This is an increase of $169.5 million, or 13.1 percent, compared to total shareholders’ equity at September 30, 2012. On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. At September 30, 2013, the Company had a total risk-based capital ratio of 13.74 percent, which is greater than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 13,409 shares at an average price of $59.75 per share during the third quarter of 2013.

Earnings Summary

The Company recorded consolidated net income of $34.4 million for the three-month period ended September 30, 2013, compared to $26.1 million for the same period a year earlier. This represents a 31.8 percent increase over the three-month period ended September 30, 2012. Basic earnings per share for the third quarter of 2013 were $0.85 per share ($0.83 per share fully-diluted) compared to $0.65 per share ($0.64 per share fully-diluted) for the third quarter of 2012. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2013 were 0.92 and 10.84 percent, respectively, compared to 0.79 and 8.12 percent for the three-month period ended September 30, 2012.

The Company recorded consolidated net income of $99.3 million for the nine-month period ended September 30, 2013, compared to $101.7 million for the same period a year earlier. This represents a 2.3 percent decrease over the nine-month period ended September 30, 2012. Basic earnings per share for the nine-month period ended September 30, 2013 were $2.47 per share ($2.44 per share fully-diluted) compared to $2.54 per share ($2.51 per share fully-diluted) for the period in 2012. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2013 were 0.89 and 10.39 percent, respectively, compared to 1.03 and 10.90 percent for the same period in 2012.

Net interest income for the three and nine-month periods ended September 30, 2013 increased $5.2 million, or 6.4 percent, and $7.5 million, or 3.1 percent, respectively, compared to the same period in 2012. These increases are primarily due to the reduced level of interest expense on deposits, coupled with an increased level of interest income. For the three-month period ended September 30, 2013, average earning assets increased by $1.7 billion, or 14.1 percent, and for the nine-month period ended September 30, 2013, they increased by $1.6 billion, or 13.0 percent, compared to the same periods in 2012. Net interest margin, on a tax-equivalent basis, decreased to 2.61 percent and 2.56 percent for the three and nine-months periods ended September 30, 2013, compared to 2.80 percent and 2.79 percent for the same periods in 2012. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses increased by $2.0 million for three-month period and remained flat for the nine-month period ended September 30, 2013 compared to the same periods in 2012. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased by 17 basis points to 1.15 percent as of September 30, 2013, compared to September 30, 2012 and decreased 11 basis points compared to December 31, 2012. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2012 Annual Report on Form 10-K.

Noninterest income increased by $15.3 million, or 14.4 percent, for the three-month period ended September 30, 2013 and increased by $7.4 million, or 2.1 percent, for the nine-month period ended September 30, 2013, compared to the same periods one year ago. These increases are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $7.2 million, or 4.9 percent, for the three-month period ended September 30, 2013, and increased by $21.3 million, or 4.9 percent, for the nine-month period ended September 30, 2013, compared to the same periods in 2012. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended September 30, 2013, net interest income increased $5.2 million, or 6.4 percent, compared to the same period in 2012. For the nine-month period ended September 30, 2013, net interest income increased $7.5 million, or 3.1 percent, compared to the same period in 2012.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated in this table, net interest spread for the three months ended September 30, 2013 decreased by 15 basis points and net interest margin decreased by 19 basis points compared to the same period in 2012. Net interest spread for the nine months ended September 30, 2013 decreased by 20 basis points and net interest margin decreased by 23 basis points compared to the same period in 2012. These results are primarily due to a favorable volume variance, offset by an unfavorable rate variance on earning assets. The combined impact of these variances coupled with a favorable rate variance on interest-bearing liabilities has led to decreases in interest expense and increases in interest income, or an increase in the Company’s net interest income compared to results one year ago.

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

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.55 percent for the three-month period ended September 30, 2013 and 2.78 percent for the same period in 2012. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.51 percent for the nine-month period ended September 30, 2013 and 2.79 percent for the same period in 2012.

	Three Months Ended September 30,
	2013		2012
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$6,418,368	3.65%	$5,292,970	4.10%
Securities:
Taxable	4,835,235	1.56	4,617,059	1.75
Tax-exempt	2,150,108	2.95	1,903,490	3.05

Total securities	6,985,343	1.99	6,520,549	2.13
Federal funds and resell agreements	46,593	0.53	38,498	0.50
Interest-bearing due from banks	342,307	0.32	248,290	0.36
Trading	63,302	1.85	47,269	1.86

Total earning assets	13,855,913	2.71	12,147,576	2.94
Allowance for loan losses	(72,792)		(72,909)
Other assets	1,140,648		1,097,489

Total assets	$14,923,769		$13,172,156

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,117,927	0.17%	$6,183,598	0.26%
Federal funds and repurchase agreements	1,764,082	0.09	1,315,729	0.14
Borrowed funds	4,688	5.84	7,962	4.05

Total interest-bearing liabilities	8,886,697	0.16	7,507,289	0.24
Noninterest-bearing demand deposits	4,669,742		4,199,085
Other liabilities	107,000		186,612
Shareholders’ equity	1,260,330		1,279,170

Total liabilities and shareholders’ equity	$14,923,769		$13,172,156

Net interest spread		2.55%		2.70%
Net interest margin		2.61		2.80

	Nine Months Ended September 30,
	2013		2012
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$6,132,892	3.72%	$5,187,756	4.19%
Securities:
Taxable	4,894,956	1.54	4,525,462	1.82
Tax-exempt	2,086,482	2.99	1,833,229	3.15

Total securities	6,981,438	1.97	6,358,691	2.20
Federal funds and resell agreements	31,519	0.53	27,686	0.42
Interest-bearing due from banks	580,309	0.29	573,474	0.33
Trading	62,470	1.89	49,741	2.44

Total earning assets	13,788,628	2.67	12,197,348	2.95
Allowance for loan losses	(71,438)		(73,246)
Other assets	1,144,064		1,099,748

Total assets	$14,861,254		$13,223,850

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,026,963	0.19%	$6,231,448	0.29%
Federal funds and repurchase agreements	1,762,087	0.11	1,445,701	0.13
Borrowed funds	4,888	5.20	13,384	3.89

Total interest-bearing liabilities	8,793,938	0.18	7,690,533	0.26
Noninterest-bearing demand deposits	4,644,338		4,103,786
Other liabilities	145,533		183,447
Shareholders’ equity	1,277,445		1,246,084

Total liabilities and shareholders’ equity	$14,861,254		$13,223,850

Net interest spread		2.49%		2.69%
Net interest margin		2.56		2.79

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although average interest-free funds (total earning assets less interest-bearing liabilities) increased $328.9 million for the three-month period ended September 30, 2013 compared to the same period in 2012 and increased $487.9 million for the nine-month period ended September 30, 2013 compared to the same period in 2012, the benefit from interest free funds declined by 5 basis points from the three months ended September 30, 2012, and declined by 3 basis points from the nine months ended September 30, 2012, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2013 vs 2012			Nine Months Ended September 30, 2013 vs 2012
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$10,494	$(5,927)	$4,567	$26,266	$(18,420)	$7,846
Securities:
Taxable	873	(2,201)	(1,328)	4,234	(9,561)	(5,327)
Tax-exempt	1,361	(625)	736	4,425	(2,654)	1,771
Federal funds sold and resell agreements	11	3	14	15	23	38
Interest-bearing due from banks	76	(25)	51	15	(161)	(146)
Trading	78	(1)	77	86	(118)	(32)

Interest income	12,893	(8,776)	4,117	35,041	(30,891)	4,150
Change in interest incurred on:
Interest-bearing deposits	409	(1,391)	(982)	1,154	(4,375)	(3,221)
Federal funds purchased and repurchase agreements	98	(167)	(69)	258	(217)	41
Borrowed funds	(48)	36	(12)	(331)	131	(200)

Interest expense	459	(1,522)	(1,063)	1,081	(4,461)	(3,380)

Net interest income	$12,434	$(7,254)	$5,180	$33,960	$(26,430)	7,530

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Average earning assets	$13,855,913	$12,147,576	$1,708,337	$13,788,628	$12,197,348	$1,591,280
Average interest-bearing liabilities	8,886,697	7,507,289	1,379,408	8,793,938	7,690,533	1,103,405

Average interest free funds	$4,969,216	$4,640,287	$328,929	$4,994,690	$4,506,815	$487,875

Free funds ratio (free funds to earning assets)	35.86%	38.20%	(2.34)%	36.22%	36.95%	(0.73)%
Tax-equivalent yield on earning assets	2.71	2.94	(0.23)%	2.67%	2.95%	(0.28)%
Cost of interest-bearing liabilities	0.16	0.24	(0.08)	0.18	0.26	(0.08)

Net interest spread	2.55%	2.70%	(0.15)%	2.49%	2.69%	(0.20)%
Benefit of interest-free funds	0.06	0.10	(0.04)	0.07	0.10	(0.03)

Net interest margin	2.61%	2.80%	(0.19)%	2.56%	2.79%	(0.23)%

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

Based on the factors above, management of the Company expensed $6.5 million and $13.5 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2013, compared to $4.5 million and $13.5 million for the same periods in 2012. As illustrated in Table 3 below, the ALL decreased to 1.15 percent of total loans as of September 30, 2013, compared to 1.32 percent of total loans as of the same period in 2012.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012. Net charge-offs were $10.0 million for the first nine months of 2013, compared to $14.1 million for the same period in 2012. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2013	2012	2012
Allowance-January 1	$71,426	$72,017	$72,017
Provision for loan losses	13,500	13,500	17,500

Charge-offs:
Commercial	(3,015)	(6,385)	(8,446)
Consumer:
Bankcard	(8,079)	(8,437)	(11,148)
Other	(1,186)	(1,237)	(1,530)
Real estate	(533)	(724)	(932)

Total charge-offs	(12,813)	(16,783)	(22,056)

Recoveries:
Commercial	761	401	1,136
Consumer:
Bankcard	1,349	1,383	1,766
Other	678	825	1,035
Real estate	37	25	28

Total recoveries	2,825	2,634	3,965

Net charge-offs	(9,988)	(14,149)	(18,091)

Allowance-end of period	74,938	71,368	71,426

Average loans, net of unearned interest	$6,128,029	$5,179,791	$5,243,264
Loans at end of period, net of unearned interest	6,506,902	5,389,763	5,686,749
Allowance to loans at end of period	1.15%	1.32%	1.26%
Allowance as a multiple of net charge-offs	5.61x	3.78x	3.95x
Net charge-offs to:
Provision for loan losses	73.99%	104.81%	103.38%
Average loans	0.22	0.36	0.35

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Trust and securities processing	$68,465	$56,291	$12,174	21.63%
Trading and investment banking	3,792	7,120	(3,328)	(46.74)
Service charges on deposit accounts	21,036	19,171	1,865	9.73
Insurance fees and commissions	869	1,028	(159)	(15.47)
Brokerage fees	2,895	3,104	(209)	(6.73)
Bankcard fees	15,196	14,466	730	5.05
Gains on sales of securities available for sale, net	1,140	259	881	>100.0
Other	8,232	4,882	3,350	68.62

Total noninterest income	$121,625	$106,321	$15,304	14.39%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Trust and securities processing	$194,263	$166,756	$27,507	16.50%
Trading and investment banking	16,324	23,938	(7,614)	(31.81)
Service charges on deposits	63,441	58,191	5,250	9.02
Insurance fees and commissions	3,066	2,949	117	3.97
Brokerage fees	8,727	8,324	403	4.84
Bankcard fees	47,666	46,031	1,635	3.55
Gains on sales of securities available for sale, net	8,552	20,022	(11,470)	(57.29)
Other	14,187	22,637	(8,450)	(37.33)

Total noninterest income	$356,226	$348,848	$7,378	2.11%

Fee-based, or noninterest income (summarized in Table 4), increased by $15.3 million, or 14.4 percent, during the three months ended September 30, 2013, and increased by $7.4 million, or 2.1 percent, during the nine months ended September 30, 2013, compared to the same periods in 2012.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets. The increase in these fees for the three and nine-month periods compared to the same periods last year was primarily due to changes in the following categories of income: advisory fee income from the Scout Funds, institutional and personal investment management services, and fund administration and custody services. Advisory fee income from the Scout Funds increased by $6.3 million, or 34.1 percent, during the three months ended September 30, 2013, and increased by $15.4 million, or 29.2 percent, during the nine months ended September 30, 2013, compared to the same periods in 2012. Institutional and personal investment management services increased by $3.6 million, or 20.9 percent, during the three months ended September 30, 2013, and increased by $8.1 million, or 15.6 percent, during the nine months ended September 30, 2013, compared to the same periods in 2012. Fund administration and custody services increased by $2.0 million, or 11.2 percent, during the three months ended September 30, 2013, and increased by $3.3 million, or 6.0 percent, during the nine months ended September 30, 2013, compared to the same periods in 2012. Trust and securities processing fees are asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels, which lead to increased inflows into the Scout Funds.

During the three and nine-month periods ended September 30, 2013, $1.1 million and $8.6 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $0.3 million and $20.0 million in the same periods one year ago. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Salaries and employee benefits	$83,733	$78,813	$4,920	6.24%
Occupancy, net	10,016	9,870	146	1.48
Equipment	12,205	10,330	1,875	18.15
Supplies and services	4,761	4,995	(234)	(4.68)
Marketing and business development	5,536	7,368	(1,832)	(24.86)
Processing fees	14,471	12,964	1,507	11.62
Legal and consulting	4,433	4,311	122	2.83
Bankcard	4,561	4,700	(139)	(2.96)
Amortization of other intangible assets	3,245	3,643	(398)	(10.93)
Regulatory fees	2,670	2,363	307	12.99
Other	7,432	6,548	884	13.50

Total noninterest expense	$153,063	$145,905	$7,158	4.91%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Salaries and employee benefits	$251,000	$236,728	$14,272	6.03%
Occupancy, net	29,175	28,359	816	2.88
Equipment	36,012	31,999	4,013	12.54
Supplies and services	14,611	15,256	(645)	(4.23)
Marketing and business development	15,514	17,615	(2,101)	(11.93)
Processing fees	42,854	38,372	4,482	11.68
Legal and consulting	12,877	11,838	1,039	8.78
Bankcard	13,817	13,572	245	1.81
Amortization of other intangible assets	10,054	11,228	(1,174)	(10.46)
Regulatory fees	7,066	7,096	(30)	(0.42)
Other	20,772	20,432	340	1.66

Total noninterest expense	$453,752	$432,495	$21,257	4.91%

Noninterest expense increased by $7.2 million, or 4.9 percent, for the three months ended September 30, 2013, and increased by $21.3 million, or 4.9 percent, for the nine months ended September 30, 2013, compared to the same period in 2012. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $4.9 million, or 6.2 percent, for the three months ended September 30, 2013, and by $14.3 million, or 6.0 percent, for the nine months ended September 30, 2013, compared to the same period in 2012. These increases are primarily due to higher base salary and benefits expense. Salaries increased by $3.2 million, or 6.3 percent, and $7.8 million, or 5.3 percent, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. Employee benefits expense increased by $1.5 million, or 11.8 percent, and $3.8 million, or 9.3 percent, for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

Equipment expense increased by $1.9 million, or 18.2 percent, and $4.0 million, or 12.5 percent, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These increases are primarily due to computer depreciation expense and software maintenance and amortization expense.

Marketing and business development decreased by $1.8 million, or 24.9 percent, and $2.1 million, or 11.9 percent, for the three and nine months ended September 30, 2013, compared to the same periods in 2012.

Processing fees increased by $1.5 million, or 11.6 percent, and $4.5 million, or 11.7 percent, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These increases are due primarily to fees paid by the advisor to third-party distributors of the Scout Funds.

Income Tax Expense

The effective tax rate is 27.2 percent for the nine months ended September 30, 2013, compared to 28.8 percent for the same period in 2012. The decrease in the effective rate for 2013 is primarily attributable to a larger portion of income being earned from tax-exempt municipal securities and an increase in federal tax credits.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$73,419	$69,051	$4,368	6.33%
Provision for loan losses	1,833	2,930	(1,097)	(37.44)
Noninterest income	48,951	47,151	1,800	3.82
Noninterest expense	93,199	93,683	(484)	(0.52)

Income before taxes	27,338	19,589	7,749	39.56
Income tax expense	6,895	5,426	1,469	27.07

Net income	$20,443	$14,163	$6,280	44.34%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$211,238	$206,374	$4,864	2.36%
Provision for loan losses	3,772	6,987	(3,215)	(46.01)
Noninterest income	148,136	166,795	(18,659))	(11.19)
Noninterest expense	277,253	281,091	(3,838)	(1.37)

Income before taxes	78,349	85,091	(6,742)	(7.92)
Income tax expense	19,608	23,441	(3,833)	(16.35)

Net income	$58,741	$61,650	$(2,909)	(4.72)%

Bank net income decreased by $2.9 million, or 4.7 percent, to $58.7 million compared to the prior nine-month period ended September 30, 2012. Noninterest income decreased $18.7 million, or 11.2 percent, over the same period in 2012. This decrease was driven by decreased securities gains of $11.5 million, decreased bond trading income of $7.7 million, and decreased miscellaneous income of $4.6 million, offset by an increase in trust and securities processing income of $3.8 million and an increase in bankcard income of $1.9 million. The decrease in miscellaneous income is primarily driven by a $3.8 million decrease in fair value adjustments on interest rate swap transactions. Provision decreased by $3.2 million due to improvements in the credit characteristics of the loan portfolio in this segment. Noninterest expense decreased $3.8 million, or 1.4 percent, to $277.3 million as compared to 2012, which was driven by a decrease in fair value adjustments on interest rate swap transactions of $3.3 million.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$11,587	$10,843	$744	6.86%
Provision for loan losses	4,667	1,570	3,097	>100.0
Noninterest income	18,409	16,081	2,328	14.48
Noninterest expense	21,566	17,764	3,802	21.40

Income before taxes	3,763	7,590	(3,827)	(50.42)
Income tax expense	1,311	2,024	(713)	(35.23)

Net income	$2,452	$5,566	$(3,114)	(55.95)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$34,327	$32,124	$2,203	6.86%
Provision for loan losses	9,728	6,513	3,215	49.36
Noninterest income	56,486	50,285	6,201	12.33
Noninterest expense	63,502	49,192	14,310	29.09

Income before taxes	17,583	26,704	(9,121)	(34.16)
Income tax expense	5,496	7,733	(2,237)	(28.93)

Net income	$12,087	$18,971	$(6,884)	(36.29)%

Payments Solutions net income after taxes decreased $6.9 million, or 36.3 percent, to $12.1 million compared to the nine-month period ended September 30, 2012. Net interest margin increased by $2.2 million, or 6.9 percent, due to growth in earning assets and deposits, but offset with a reduction in funds transfer pricing credit on deposits. Provision expense increased by $3.2 million, or 49.4 percent. Noninterest income increased $6.2 million, or 12.3 percent, driven by an increase in deposit service charge income from institutional banking and investor services and healthcare services customers as well as an increase in bankcard income for healthcare services. Noninterest expense increased by $14.3 million, primarily from increased staffing, consulting fees, and bankcard processing fees associated with the increase in sales volume.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$(11)	$(1)	$(10)	>(100.0)%
Provision for loan losses	—	—	—	—
Noninterest income	33,836	24,789	9,047	36.50
Noninterest expense	21,097	17,316	3,781	21.84

Income before taxes	12,728	7,472	5,256	70.34
Income tax expense	3,501	2,098	1,403	66.87

Net income	$9,227	$5,374	$3,853	71.70%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$(22)	$2	$(24)	>(100.0)%
Provision for loan losses	—	—	—	—
Noninterest income	91,543	74,540	17,003	22.81
Noninterest expense	58,850	50,983	7,867	15.43

Income before taxes	32,671	23,559	9,112	38.68
Income tax expense	8,864	6,874	1,990	28.95

Net income	$23,807	$16,685	$7,122	42.69%

Institutional Investment Management net income increased $7.1 million, or 42.7 percent, to $23.8 million compared to the prior nine-month period ended September 30, 2012. This increase was primarily driven by an increase of $17.0 million, or 22.8 percent, in noninterest income offset by a $7.9 million, or 15.4 percent, increase in noninterest expense and a $2.0 million, or 29.0 percent, increase in income tax expense. The increase in noninterest income is due to a $15.4 million increase in advisory fees derived from an increase in asset values and the addition of a new administrative fee added during the second quarter of 2012, and a $5.0 million increase in fees related to institutional and personal investment management services. This increase was offset by a $4.3 million decrease related to fair value adjustments to the contingent consideration liabilities on acquisitions. The increase in noninterest expense was due to a $4.0 million increase in third party distribution expense and a $3.9 million increase in salaries and benefits.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$550	$472	$78	16.53%
Provision for loan losses	—	—	—	—
Noninterest income	20,429	18,300	2,129	11.63
Noninterest expense	17,201	17,142	59	0.34

Income before taxes	3,778	1,630	2,148	>100.0
Income tax expense	1,468	608	860	>100.0

Net income	$2,310	$1,022	$1,288	>100.0%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$1,812	$1,327	$485	36.55%
Provision for loan losses	—	—	—	—
Noninterest income	60,061	57,228	2,833	4.95
Noninterest expense	54,147	51,229	2,918	5.70

Income before taxes	7,726	7,326	400	5.46
Income tax expense	3,059	2,975	84	2.82

Net income	$4,667	$4,351	$316	7.26%

Asset Servicing net income increased $0.3 million, or 7.3 percent, to $4.67 million compared to the nine-month period ended September 30, 2012. Net interest margin increased by $0.5 million, or 36.6 percent, due to deposit growth within this segment. Noninterest income increased $2.8 million, or 5.0 percent, resulting from a $3.4 million increase in fee income from business added in transfer agent, alternative investment, and fund administration services, increases from asset based fees, fund growth and a $0.7 million gain from the transfer of trust-related distribution services. These increases were offset by a decrease in miscellaneous income of $1.3 million in fair value adjustments to the contingent consideration liabilities compared to same period last year. Noninterest expense increased $2.9 million, or 5.7 percent, due primarily to a $2.2 million increase in fair value adjustments to the contingent consideration liabilities on acquisitions. Salary and benefit expense increased $1.3 million, or 5.6 percent, compared to the prior year, reflecting costs of staffing added to support new business. Increases were offset by declines in processing fees of $0.6 million and intangible amortization expense of $0.3 million compared to the same period last year.

Balance Sheet Analysis

Total assets of the Company as of September 30, 2013 increased $2.9 billion, or 21.8 percent, compared to September 30, 2012. The increase in total assets is a result of an increase in loans of $1.1 billion, or 20.7 percent, and an increase in due from Federal Reserve balances of $1.2 billion, or 826.6 percent. The increase in total assets is directly correlated to an increase in deposit balances of $2.4 billion, or 22.9 percent, and an increase in federal funds purchased and securities sold under agreement to repurchase of $363.8 million, or 31.3 percent.

Total assets as of September 30, 2013 increased $1.3 billion, or 8.4 percent, compared to December 31, 2012. The increase is primarily a result of an increase in loans of $820.2 million, or 14.4 percent, and an increase in due from Federal Reserve balances of $637.0 million, or 91.2 percent. The increase in total assets is due to an increase in deposit balances of $1.4 billion, or 11.9 percent, offset by a decrease in federal funds purchased and securities sold under agreement to repurchase of $259.3 million, or 14.5 percent.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2013	2012	2012
Total assets	$16,184,233	$13,285,845	$14,927,196
Loans, net of unearned interest	6,506,902	5,389,763	5,686,749
Total investment securities	6,960,462	6,651,048	7,134,316
Interest-bearing due from banks	1,357,881	174,012	720,500
Total earning assets	14,807,774	12,198,526	13,563,884
Total deposits	13,041,044	10,612,780	11,653,365
Total borrowed funds	1,533,305	1,169,831	1,793,149

Loans and Loans Held for Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances have increased $820.2 million, or 14.4 percent, compared to December 31, 2012 and increased $1.1 billion, or 20.7 percent, at September 30, 2013 compared to September 30, 2012. The increase from December 31, 2012 is primarily a result of a $502.7 million, or 17.5 percent, increase in commercial loans and a $199.4 million, or 13.9 percent, increase in commercial real estate loans. Compared to September 30, 2012, commercial loans increased $685.2 million, or 25.5 percent, and commercial real estate loans increased $293.1 million, or 21.8 percent.

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

Investment securities totaled $7.0 billion at September 30, 2013, compared to $7.1 billion at December 31, 2012, and $6.7 billion at September 30, 2012. Collateral pledging requirements for public funds, loan demand, and deposit funding are the primary factors impacting changes in the level of security holdings. Investment securities comprised 47.0 percent, 52.6 percent, and 54.5 percent, respectively, of the earning assets as of September 30, 2013, December 31, 2012, and September 30, 2012. There were $5.0 billion of these securities pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law at September 30, 2013.

Investment securities had an average tax-equivalent yield of 1.97 percent for the first nine months of 2013 compared to 2.20 percent for the same period in 2012, or a decrease of 23 basis points. The average life of the securities portfolio was 49.4 months at September 30, 2013 compared to 40.0 months at December 31, 2012 and 42.6 months at September 30, 2012. The increase in average life from prior periods was primarily related to an increase in tenor in investment purchases during the first half of 2013 combined with a tenor lengthening related to mortgage-backed securities prepayment speeds slowing reflecting the rise in longer term interest rates in 2013.

Deposits and Borrowed Funds

Deposits increased $1.4 billion, or 11.9 percent, from December 31, 2012 to September 30, 2013. Interest-bearing deposits increased $680.0 million and noninterest-bearing deposits increased $707.7 million from December 31, 2012. From September 30, 2012 to September 30, 2013, deposits increased $2.4 billion, or 22.9 percent. Noninterest-bearing deposits increased $1.2 billion and interest-bearing deposits increased $1.2 billion from September 30, 2012. The increase in noninterest-bearing deposits from September 30, 2012 and December 31, 2012 came primarily from the Company’s public funds, mutual fund processing and treasury management businesses. The increase in interest-bearing deposits compared to September 30, 2012 is primarily related to increases in money market accounts. As previously announced, a single Asset Servicing client is expected to migrate its deposits to another institution. As of September 30, 2013, this client’s deposits totaling $1.1 billion remained on the balance sheet.

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

Borrowed funds decreased $259.8 million from December 31, 2012. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds increased $363.5 million from September 30, 2012.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.5 billion at September 30, 2013, compared to $1.8 billion at December 31, 2012 and $1.2 billion at September 30, 2012. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.5 billion at September 30, 2013, a $184.3 million increase compared to December 31, 2012. On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. The Company’s Board of Directors authorized, at its April 23, 2013, April 24, 2012, and April 26, 2011 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2013 and 2012, the Company acquired 51,257 shares and 136,213 shares, respectively, of its common stock under these plans. The Company has not made any purchases other than through these plans.

On October 22, 2013, the Board of Directors declared a dividend of $0.225 per share. The dividend will be paid on January 2, 2014 to shareholders of record on December 10, 2013.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 12.93 percent and total capital ratio of 13.74 percent substantially exceed the regulatory minimums.

The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is Tier 1 core capital to total average assets less goodwill and intangibles. The Company’s leverage ratio of 8.34 percent as of September 30, 2013 substantially exceeds the regulatory minimum.

In July 2013 the Federal Reserve approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations will be required on January 1, 2015. The Company believes its current capital ratios are higher than those required in the final rule.

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
RATIOS	2013	2012	2013	2012
Return on average assets	0.92%	0.79%	0.89%	1.03%
Return on average equity	10.84	8.12	10.39	10.90
Average equity to assets	8.45	9.71	8.60	9.42
Tier 1 risk-based capital ratio	12.93	11.69	12.93	11.69
Total risk-based capital ratio	13.74	12.62	13.74	12.62
Leverage ratio	8.34	7.15	8.34	7.15

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Share Data	2013	2012	2013	2012
Earnings basic	$0.85	$0.65	$2.47	$2.54
Earnings diluted	0.83	0.64	2.44	2.51
Cash dividends	0.215	0.205	0.645	0.615
Dividend payout ratio	25.29%	31.54%	26.11%	24.21%
Book value	$32.85	$31.88	$32.85	$31.88

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

Table 12 shows the net interest income increase or decrease over the next twelve months as of September 30, 2013 and 2012 based on hypothetical changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2013 Amount of change	September 30, 2012 Amount of change
300	$10,378	$14,253
200	6,371	9,448
100	2,234	4,133
Static	—	—
(100)	N/A	N/A

At September 30, 2013, the Company is sensitive to increases in rates. Increases in interest rates are projected to cause increases in net interest income. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase. Nevertheless, the Company is positioned in the current low rate environment to be relatively neutral to further interest rate changes over the next twelve months. If rates remain flat the Company will be exposed to the risk of asset yields continuing to decrease while deposit costs remain relatively flat.

Trading Account

The Company’s subsidiary, UMB Bank, n.a., carries taxable government securities in a trading account that is maintained according to a bank board-approved policy and relevant procedures. The policy limits the amount and type of securities that UMB Bank, n.a. can carry in the trading account and also requires that UMB Bank, n.a. comply with any limits under applicable law and regulations. The policy also mandates the use of a value at risk methodology to manage price volatility risks within financial parameters. The risk associated with carrying trading securities is offset by the sale of exchange traded futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $55.0 million as of September 30, 2013 compared to $55.8 million as of December 31, 2012.

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

Credit Risk Management

Credit risk represents the risk that a customer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers. The Company utilizes a centralized credit administration function, which provides information on affiliate bank risk levels, delinquencies, an internal ranking system and overall credit exposure. In addition, the Company centrally reviews loan requests to ensure the consistent application of the loan policy and standards. The Company has an internal loan review staff that operates independently of the affiliate bank. This review team performs periodic examinations of the bank’s loans for credit quality, documentation and loan administration. The regulatory authority of the bank also reviews loan portfolios.

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $3.9 million to $31.3 million at September 30, 2013, compared to September 30, 2012 and increased $3.2 million, compared to December 31, 2012.

The Company had $1.4 million and $5.6 million of other real estate owned as of September 30, 2013 and 2012 respectively, compared to $3.5 million as of December 31, 2012. Loans past due more than 90 days totaled $3.8 million as of September 30, 2013, compared to $4.2 million at September 30, 2012 and $3.6 million as of December 31, 2012.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $13.5 million of restructured loans at September 30, 2013, $8.4 million at September 30, 2012 and $12.5 million at December 31, 2012.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2013	2012	2012
Nonaccrual loans	$19,087	$22,246	$16,376
Restructured loans on non-accrual	12,173	5,143	11,727

Total nonperforming loans	31,260	27,389	28,103
Other real estate owned	1,441	5,567	3,524

Total nonperforming assets	$32,701	$32,956	$31,627

Loans past due 90 days or more	$3,780	$4,160	$3,554
Restructured loans accruing	1,294	3,209	752
Allowance for Loan Losses	74,938	71,368	71,426

Ratios
Nonperforming loans as a percent of loans	0.48%	0.51%	0.49%
Nonperforming assets as a percent of loans plus other real estate owned	0.50	0.61	0.56
Nonperforming assets as a percent of total assets	0.20	0.25	0.21
Loans past due 90 days or more as a percent of loans	0.06	0.08	0.06
Allowance for loan losses as a percent of loans	1.15	1.32	1.26
Allowance for loan losses as a multiple of nonperforming loans	2.40x	2.61x	2.54x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.7 billion of high-quality securities available for sale. Investment securities with a market value of $5.0 billion at September 30, 2013 were pledged to secure U.S. Government deposits, other public deposits, securities sold under repurchase agreements, and certain trust deposits as required by law. The liquidity of the Company and its affiliate bank is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary bank has been core deposits. On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. Management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

The Company also has other commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these unused commitments at September 30, 2013 was $5.2 billion. As of September 30, 2013, the utilization rate of the total outstanding commitments was 25.7 percent. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

The Sarbanes-Oxley Act of 2002 requires the Chief Executive Officer and the Chief Financial Officer to make certain certifications with respect to this report and to the Company’s disclosure controls and procedures and internal control over financial reporting. The Company has a Code of Ethics that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of ethics.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for ensuring the following criteria for the information the Company is required to report in its periodic SEC filings. SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these proceedings are expected to have a material effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December  31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2013.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2013	12,247	$59.71	12,247	1,986,920
August 1-August 31, 2013	1,161	60.19	1,161	1,985,759
September 1-September 30, 2013	1	45.86	1	1,985,758

Total	13,409	$59.75	13,409

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of July 22, 2013 and filed with the Commission on October 31, 2013.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

v.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

vii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	101.INS* XBRL Instance

ix.	101.SCH* XBRL Taxonomy Extension Schema

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
Date: October 31, 2013