Form 10-K
period 2013-12-31
UMB FINANCIAL CORP
filed 2014-02-25
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2013 the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $1,842,394,141 based on the NASDAQ Global Select Market closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common Stock, $1.00 Par Value	45,235,254

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 22, 2014, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

UMB Financial Corporation (the Company) is a diversified financial holding company that is headquartered in Kansas City, Missouri. Together with its subsidiaries, the Company supplies banking services, institutional investment management, asset servicing, and payment solutions to its customers in the United States and around the globe.

The Company was organized as a corporation under Missouri law in 1967 and is registered as a bank holding company under the Bank Holding Company Act of 1956 (the BHCA) and a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the GLBA). The Company currently owns all of the outstanding stock of one national bank and several nonbank subsidiaries.

The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri and also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska, Oklahoma, and Texas. The Bank offers a full complement of banking services to commercial, retail, government, and correspondent-bank customers, including a wide range of asset-management, trust, bank-card, and cash-management services.

The Company’s significant nonbank subsidiaries include the following:

•

Scout Investments, Inc. (Scout) is an institutional asset-management company that is headquartered in Kansas City, Missouri. Scout offers domestic and international equity strategies through its Scout Asset Management Division and fixed-income strategies through its Reams Asset Management Division.

•

UMB Fund Services, Inc. (UMBFS) is located in Milwaukee, Wisconsin, Kansas City, Missouri, and Chadds Ford, Pennsylvania and provides fund accounting, transfer agency, and other services to mutual fund groups. JD Clark & Co., Inc., a subsidiary of UMBFS, is located in Ogden, Utah, and provides similar services to alternative-investment groups.

On a full-time equivalent basis at December 31, 2013, the Company and its subsidiaries employed 3,498 persons.

Business Segments

The Company’s products and services are grouped into four segments: Bank, Institutional Investment Management, Asset Servicing, and Payment Solutions.

These segments and their financial results are described in detail in (i) the section of Management’s Discussion and Analysis entitled Business Segments, which can be found in Item 7, pages 33 through 35, of this report and (ii) Note 12 to the Consolidated Financial Statements, which can be found in Item 8, pages 87 through 88, of this report.

Competition

The Company faces intense competition in each of its business segments and in all of the markets and geographic regions that the Company and its subsidiaries serve. Competition comes from both traditional and non-traditional financial-services providers, including banks, savings associations, finance companies, investment advisors, asset managers, mutual funds, private-equity firms, hedge funds, brokerage firms, mortgage-banking companies, credit-card companies, insurance companies, trust companies, securities processing companies, and credit unions. Many of these competitors, moreover, are not subject to the same kind or degree of supervision and regulation that the Company and its subsidiaries experience.

Competition is based on a number of factors. Banking customers are generally influenced by convenience, rates and pricing, personal experience, quality and availability of products and services, lending limits, transaction execution, and reputation. Investment advisory services compete primarily on returns, expenses, third-party ratings, and the reputation and performance of managers. Asset servicing competes primarily on price, quality of services, and reputation.

Successfully competing in the Company’s chosen markets and regions also depends on the Company’s ability to attract, retain, and motivate talented employees, to invest in technology and infrastructure, and to innovate, all the while effectively managing its expenses. The Company expects that competition will only intensify in the future.

Government Monetary and Fiscal Policies

In addition to the impact of general economic conditions, the Company’s business, results of operations, financial condition, capital, liquidity, and prospects are significantly affected by government monetary and fiscal policies that are announced or implemented in the United States and abroad.

A sizeable influence is exerted, in particular, by the policies of the Board of Governors of the Federal Reserve System (FRB), which influences monetary and credit conditions in the economy in pursuit of maximum employment, stable prices, and moderate long-term interest rates. Among the FRB’s policy tools are (1) open market operations (that is, purchases or sales of securities in the open market for the purpose of adjusting the supply of reserve balances and thus achieving targeted federal funds rates or for the purpose of putting pressure on longer-term interest rates and thus achieving more desirable levels of economic activity and job creation), (2) the discount rate charged on loans by the Federal Reserve Banks, (3) the level of reserves required to be held by depository institutions against specified deposit liabilities, (4) the interest paid on balances maintained with the Federal Reserve Banks by depository institutions, including balances used to satisfy their reserve requirements, and (5) other deposit and loan facilities.

The FRB and its policies have a substantial bearing on the availability of loans and deposits, the rates and other aspects of pricing for loans and deposits, and the conditions in equity, fixed-income, currency, and other markets in which the Company and its subsidiaries operate. Policies announced or implemented by other central banks around the world have a meaningful effect as well.

Tax and other fiscal policies, moreover, impact not only general economic conditions but also give rise to incentives or disincentives that affect how the Company and its customers prioritize objectives, operate businesses, and deploy resources.

Regulation and Supervision

The Company and its subsidiaries are subject to regulatory frameworks in the United States—at federal, State, and local levels—and in the foreign jurisdictions where its business segments operate. In addition, the Company and its subsidiaries are subject to the direct supervision of government authorities charged with overseeing the kinds of financial activities conducted by its business segments.

This section summarizes some pertinent provisions of the principal laws that apply to the Company or its subsidiaries. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and of other laws that affect the Company or its subsidiaries.

Overview

The Company is a bank holding company under the BHCA and a financial holding company under the GLBA. As a result, the Company and its subsidiaries—including all of its businesses and operations in the

United States and abroad—are subject to the regulation, supervision, and examination of the FRB and to restrictions on permissible activities. This scheme of regulation, supervision, and examination is intended primarily for the protection and benefit of depositors and other customers of the Bank, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), the banking and financial systems as a whole, and the broader economy, not for the protection or benefit of its shareholders or its non-deposit creditors.

Many of the Company’s subsidiaries are also subject to separate or related schemes of regulation, supervision, and examination: for example, (1) the Bank by the Office of the Comptroller of the Currency (OCC) under the National Banking Acts, the FDIC under the Federal Deposit Insurance Act (FDIA) , and the Consumer Financial Protection Bureau (CFPB) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act); (2) Scout, Scout Distributors, LLC, UMBFS, UMB Distribution Services, LLC, UMB Financial Services, Inc., and Prairie Capital Management, LLC by the Securities and Exchange Commission (SEC) and State regulatory authorities under federal and State securities laws, and UMB Distribution Services, LLC and UMB Financial Services, Inc. by the Financial Industry Regulatory Authority (FINRA) as well; and (3) UMB Insurance, Inc. by State regulatory authorities under applicable State insurance laws. These schemes, like that overseen by the FRB, are designed to protect public or private interests that often are not aligned with those of its shareholders or non-deposit creditors.

The FRB possesses extensive authorities and powers to regulate the conduct of the Company’s businesses and operations. If the FRB were to take the position that the Company or its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal corrective or enforcement actions could be taken by the FRB against the Company, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). These enforcement actions could include an imposition of civil monetary penalties and could directly affect not only the Company, its subsidiaries, and institution-affiliated parties but also the Company’s counterparties, shareholders, and creditors and its commitments, arrangements, or other dealings with them. The OCC has similarly expansive authorities and powers over the Bank and its subsidiaries, as does the CFPB over matters involving consumer financial laws. The SEC, FINRA, and other domestic or foreign government authorities also have an array of means at their disposal to regulate and enforce matters within their jurisdiction that could impact the Company’s businesses and operations.

Restrictions on Permissible Activities and Corporate Matters

Bank holding companies and their subsidiaries are generally limited, under the BHCA, to the business of banking and to closely related activities that are a proper incident to banking.

As a bank holding company that has elected to become a financial holding company under the GLBA, the Company is also able—directly or through its subsidiaries—to engage in activities that are financial in nature, that are incidental to a financial activity, or that are complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Activities that are financial in nature include (1) underwriting, dealing in, or making a market in securities, (2) providing financial, investment, or economic advisory services, (3) underwriting insurance, and (4) merchant banking.

The Company’s ability to directly or indirectly engage in these banking and financial activities, however, is subject to conditions and other limits imposed by law or the FRB and, in some cases, requires the approval of the FRB or other government authorities. These conditions or other limits may arise due to the particular type of activity or may apply more generally. An example of the former are the substantial restrictions on the timing, amount, form, substance, interconnectedness, and management of its merchant banking investments. An example of the latter is a condition that, in order for the Company to engage in broader financial activities, its depository institutions must remain “well capitalized” and “well managed” under applicable banking laws and must receive at least a “satisfactory” rating under the Community Reinvestment Act (CRA).

Under amendments to the BHCA effected by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act, the Company may acquire banks outside of its home State of Missouri subject to specified limits and may establish new branches in other States to the same extent as banks chartered in those States. Under the BHCA, however, the Company must procure the prior approval of the FRB to directly or indirectly acquire ownership or control of more than 5% of any class of voting securities of an unaffiliated bank, savings association, or bank holding company or substantially all of its assets. In deciding whether to approve any acquisition or branch, the FRB, the OCC, and other government authorities will consider public or private interests that may not be aligned with those of its shareholders or non-deposit creditors. The FRB also has the power to require the Company to divest a depository institution that cannot maintain its “well capitalized” or “well managed” status.

The FRB also maintains a targeted policy that requires a bank holding company to inform and consult with staff of the FRB sufficiently in advance of (1) declaring and paying a dividend that could raise safety and soundness concerns (for example, a dividend that exceeds earnings in the period for which the dividend is being paid), (2) redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses, or (3) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of the quarter in the amount of those equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates

The Company is a legal entity separate and distinct from the Bank, Scout, UMBFS, and its other subsidiaries but receives the vast majority of its funds in the form of dividends from those subsidiaries. Without the approval of the OCC, however, dividends payable by the Bank in any calendar year may not exceed the lesser of (1) the current year’s net income combined with the retained net income of the two preceding years and (2) undivided profits. In addition, under the Basel III capital-adequacy standards described below, the Bank will be compelled beginning January 1, 2016, to maintain a capital conservation buffer in excess of its minimum risk-based capital ratios and will be restricted in declaring and paying dividends whenever the buffer is breached. The authorities and powers of the FRB, the OCC, and other government authorities to prevent any unsafe or unsound practice also could be employed to further limit the dividends that the Bank or its other subsidiaries may declare and pay.

The Dodd-Frank Act codified the FRB’s policy requiring a bank holding company like UMB to serve as a source of financial strength for its depository-institution subsidiaries and to commit resources to support those subsidiaries in circumstances when the holding company might not otherwise elect to do so. The functional regulator of any nonbank subsidiary of the holding company, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude the holding company from serving as an adequate source of strength, the FRB may instead require the divestiture of depository-institution subsidiaries and impose operating restrictions pending such a divestiture.

A number of laws, principally, Sections 23A and 23B of the Federal Reserve Act, also exist to prevent the Company and its nonbank subsidiaries from taking improper advantage of the benefits afforded to the Bank as a depository institution, including its access to federal deposit insurance and the discount window. These laws generally require the Bank and its subsidiaries to deal with the Company and its nonbank subsidiaries only on market terms and, in addition, impose restrictions on the Bank and its subsidiaries in directly or indirectly extending credit to or engaging in other covered transactions with the Company or its nonbank subsidiaries. The Dodd-Frank Act recently extended the restrictions to derivatives and securities lending transactions and expanded the restrictions for transactions involving hedge funds or private-equity funds that are owned or sponsored by the Company or its nonbank subsidiaries.

In addition, under amendments to the BHCA effected by the Dodd-Frank Act and commonly known as the Volcker Rule, the Company and its subsidiaries are subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely focused on purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-

term resale, benefitting from actual or expected short-term price movements, or realizing short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act. The Company is currently assessing the impact to its businesses of the final regulation implementing the Volcker Rule, which was issued in December 2013, and have until July 21, 2015, to fully conform its activities.

Additional Requirements under the Dodd-Frank Act

On an annual basis beginning in the fall of 2013, the Company and the Bank are required under the Dodd-Frank Act to conduct forward-looking, company-run stress tests as an aid to ensuring that each entity would have sufficient capital to absorb losses and support operations during adverse economic conditions. The first disclosure of a summary of stress-test results for UMB and the Bank is expected to occur in 2015 based on the results of the 2014 stress tests.

Several additional requirements under the Dodd-Frank Act and related regulations apply by their terms only to bank holding companies with consolidated assets of $50 billion or more and systemically important nonbank financial companies. These requirements include enhanced prudential standards, submission to the comprehensive capital analysis and review, more stringent capital and liquidity requirements, stricter limits on leverage, early remediation requirements, resolution planning, single-counterparty exposure limits, increased liabilities for assessments to the FRB and the FDIC, and mandates imposed by the Financial Stability Oversight Council. While the Company and its subsidiaries are not expressly subject to these requirements, their imposition on global and super-regional institutions has resulted in heightened supervision of regional institutions like the Company by the FRB, the OCC, and other government authorities and in a more aggressive use of their extensive authorities and powers to regulate the Company’s businesses and operations.

Capital-Adequacy Standards

The FRB and the OCC have adopted risk-based capital and leverage guidelines that require the capital-to-assets ratios of bank holding companies and national banks, respectively, to meet specified minimum standards.

The risk-based capital ratios are based on a banking organization’s risk-weighted asset amounts (RWAs), which are generally determined under the standardized approach applicable to the Company and the Bank by (1) assigning on-balance-sheet exposures to broad risk-weight categories according to the counterparty or, if relevant, the guarantor or collateral (with higher risk weights assigned to categories of exposures perceived as representing greater risk) and (2) multiplying off-balance-sheet exposures by specified credit conversion factors to calculate credit equivalent amounts and assigning those credit equivalent amounts to the relevant risk-weight categories. The leverage ratio, in contrast, is based on an institution’s average on-balance-sheet exposures alone.

The Company and the Bank are currently subject to capital-adequacy standards that were originally promulgated in 1989 and that are commonly known as Basel I. In July 2013, the FRB and the OCC issued comprehensive revisions to the capital-adequacy standards, commonly known as Basel III, to which the Company and the Bank will begin transitioning on January 1, 2015, with full conformance required by January 1, 2019.

Under Basel I, total qualifying capital is divided into two tiers: more loss-absorbent ier 1 capital and less loss-absorbent tier 2 capital. The maximum amount of tier 2 capital that may be included in a banking organization’s qualifying total capital is limited to 100% of its tier 1 capital.

The Company and the Bank must maintain, under Basel I, a minimum total risk-based capital ratio of total qualifying capital to RWAs of 8.0%, a minimum tier 1 risk-based capital ratio of tier 1 capital to RWAs of 4.0%, and a minimum tier 1 leverage ratio of tier 1 capital to average on-balance-sheet exposures of 4.0%.

The capital ratios for the Company and the Bank as of December 31, 2013, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk Based Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	8.41	13.61	14.43
UMB Bank, n.a.	7.21	11.73	12.56

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt correction action is required in connection with one of its depository-institution subsidiaries. At December 31, 2013, the Bank was well capitalized under the PCA framework.

Basel III bolsters the quantity and quality of capital required under the capital-adequacy guidelines, in part, by (1) imposing a new minimum common-equity tier 1 risk-based capital ratio of 4.5%, (2) raising the minimum tier 1 risk-based capital ratio to 6.0%, (3) establishing a new capital conservation buffer of common-equity tier 1 capital to RWAs of 2.5%, (4) amending the definition of qualifying capital to be more conservative, and (5) limiting capital distributions and specified discretionary bonus payments whenever the capital conservation buffer is breached. Basel III also enhances the risk sensitivity of the standardized approach to determining a banking organization’s RWAs and addresses other perceived weaknesses in the capital-adequacy guidelines that were identified during the past several years. In addition, as part of their Basel III rulemaking, the federal banking agencies have made corresponding revisions to the PCA framework.

Final and proposed rules relating to Basel III include a number of more rigorous provisions applicable only to banking organizations that are larger or more internationally active than the Company and the Bank. These include, for example, a supplementary leverage ratio incorporating off-balance-sheet exposures, a liquidity coverage ratio, and a net stable funding ratio. It is not yet clear whether, as with the Dodd-Frank Act, these standards may be informally applied or considered by the FRB and the OCC in their regulation, supervision, and examination of UMB and the Bank.

Deposit Insurance and Related Matters

The deposits of the Bank are insured by the FDIC in the standard insurance amount of $250 thousand per depositor for each account ownership category. This insurance is funded through assessments on the Bank and other insured depository institutions. In connection with implementing the Dodd-Frank Act, the FDIC in 2011 changed each institution’s assessment base from its total insured deposits to its average consolidated total assets less average tangible equity and created a scorecard method for calculating assessments that combines CAMELS ratings and specified forward-looking financial measures to determine each institution’s risk to the DIF. The Dodd-Frank Act also required the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated assets of less than $10 billion. The result of this revised approach to deposit-insurance assessments is generally an increase in costs, on an absolute or relative basis, for institutions with consolidated assets of $10 billion or more.

If an insured depository institution such as the Bank were to become insolvent or if other specified events were to occur relating to its financial condition or the propriety of its actions, the FDIC may be appointed as conservator or receiver for the institution. In that capacity, the FDIC would have the power (1) to transfer assets and liabilities of the institution to another person or entity without the approval of the institution’s creditors, (2) to require that its claims process be followed and to enforce statutory or other limits on damages claimed by the institution’s creditors, (3) to enforce the institution’s contracts or leases according to their terms, (4) to repudiate or disaffirm the institution’s contracts or leases, (5) to seek to reclaim, recover, or recharacterize transfers of the institution’s assets or to exercise control over assets in which the institution may claim an interest, (6) to enforce statutory or other injunctions, and (7) to exercise a wide range of other rights, powers, and authorities, including those that could impair the rights and interests of all or some of the institution’s creditors. In addition, the administrative expenses of the conservator or receiver could be afforded priority over all or some of the claims of the institution’s creditors, and under the FDIA, the claims of depositors (including the FDIC as subrogee of depositors) would enjoy priority over the claims of the institution’s unsecured creditors.

The FDIA also provides that an insured depository institution can be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another commonly controlled insured depository institution that is in default or in danger of default. This cross-guarantee liability is generally superior in right of payment to claims of the institution’s holding company and its affiliates.

Other Regulatory and Supervisory Matters

As a public company, the Company is subject to the Securities Act of 1933, the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and other federal and State securities laws. In addition, because the Company’s common stock is listed with The NASDAQ Stock Market LLC, it is subject to the listing rules of that exchange.

The Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), the USA PATRIOT Act of 2001, and related laws require all financial institutions, including banks and broker-dealers, to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. These laws include a variety of recordkeeping and reporting requirements (such as currency and suspicious activity reporting) as well as know-your-customer and due-diligence rules.

Under the CRA, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local communities—including low- and moderate-income neighborhoods—consistent with safe and sound banking practices. The CRA does not create specific lending programs but does establish the framework and criteria by which the OCC regularly assesses the Bank’s record in meeting these credit needs. The Bank’s ratings under the CRA are taken into account by the FRB and the OCC when considering merger or other specified applications that UMB or the Bank may submit from time to time.

The Bank is subject as well to a vast array of consumer-protection laws, such as qualified-mortgage and other mortgage-related rules under the jurisdiction of the CFPB. Lending limits, restrictions on tying arrangements, limits on permissible interest-rate charges, and other laws governing the conduct of banking or fiduciary activities are also applicable to the Bank. In addition, the GLBA imposes on the Company and its subsidiaries a number of obligations relating to financial privacy.

Acquisitions

A discussion of past acquisitions is included in Note 15 to the Consolidated Financial Statements, which can be found in Item 8, pages 91 through 92, of this report.

Statistical Disclosure

The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Items 6, 7, and 7A, pages 18 through 55, of this report.

Executive Officers of the Registrant.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
Craig Anderson	54	Mr. Anderson joined the Company in 1986. In 2011, he was named President of Commercial Banking for the Bank and, in that capacity, is responsible for all areas of commercial banking, including treasury management. Prior to his appointment to that position, he served as the President for Regional Banking for the Bank from September 2009 through November 2011 and as Chairman and CEO of National Bank of America in Salina, Kansas, from May 2004 to September 2009.

Peter J. deSilva	52	Mr. deSilva has served as President and Chief Operating Officer of the Company since January 2004. He was named Vice Chairman of the Bank in January 2014 and, between December 2012 and January 2014, served as President and Chief Operating Officer of the Bank. Mr. deSilva was previously employed by Fidelity Investments from 1987 to 2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Michael D. Hagedorn	47	Mr. Hagedorn has served as Vice Chairman of the Company since October 2009 and was named President and Chief Executive Officer of the Bank in January 2014. Between March 2005 and January 2014, he served as Chief Financial Officer of the Company and, from October 2009 to January 2014, also as Chief Administrative Officer of the Company. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group, from April 2001 to March 2005.

Daryl S. Hunt	57	Mr. Hunt was named Chief Administrative Officer of the Company in January 2014. Between November 2007 and January 2014, he served as Executive Vice President of the Operations and Technology Group for the Company and the Bank. Previously, Mr. Hunt worked at Fidelity Investments where he served as Senior Vice President for Transfer Operations from 2006 to 2007, Senior Vice President of Customer Processing Operations from 2003 to 2006, and Senior Vice President of Outbound Mail Operations from 2001 to 2003.

Andrew J. Iseman	49	Mr. Iseman joined Scout as Chief Executive Officer in August 2010. From February 2009 to June 2010, he served as Chief Operating Officer of RK Capital Management. He was previously employed by Janus Capital Group from January 2003 to April 2008, most recently serving as the Executive Vice President from January 2008 to April 2008 and Chief Operating Officer from May 2007 to April 2008.

J. Mariner Kemper	41	Mr. Kemper has served as the Chairman and Chief Executive Officer of the Company since May 2004, as the Chairman and Chief Executive Officer of the Bank between December 2012 and January 2014, and as Chairman and Chief Executive Officer of UMB Bank Colorado, n.a. (a prior subsidiary of UMB) between 2000 and 2012. He was President of UMB Bank Colorado from 1997 to 2000.

Name	Age	Position with Registrant

David D. Kling	67	Mr. Kling has served as Executive Vice President and Chief Risk Officer of the Company since October 2008. He previously served as the Executive Vice President for Enterprise Services of the Bank since November 2007. He also served as Executive Vice President of Financial Services and Support of the Bank from 1997 to 2007.

Christine Pierson	51	Ms. Pierson joined the Company in January 2011 as Executive Vice President of Consumer Banking. Prior to 2011, she served the Vice President of US Sales—Animal Health Division for Bayer Healthcare Corporation since 2005.

Lawrence G. Smith	66	Mr. Smith has served as Executive Vice President and Chief Organizational Effectiveness Officer of the Bank since March 2005. Prior to coming to the Bank, Mr. Smith was Vice President—Human Resources for Fidelity Investments in Boston, Massachusetts where he was responsible for Fidelity’s business group human resource activities.

Scott A. Stengel	42	Mr. Stengel was named Executive Vice President and General Counsel of the Company and the Bank in January 2014. He joined the Company as Senior Vice President and Deputy General Counsel in April 2013 after practicing law in Washington, D.C., as a partner with King & Spalding LLP from 2011 to 2013 and as a partner with Orrick, Herrington & Sutcliffe LLP from 2005 to 2011.

Brian J. Walker	42	Mr. Walker was named Executive Vice President and Chief Financial Officer of UMB in January 2014 and has served as Chief Accounting Officer of UMB since June 2007. From July 2004 to June 2007, he served as a Certified Public Accountant for KPMG, where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche from November 2002 to July 2004.

John P. Zader	52	Mr. Zader serves as Chief Executive Officer of UMBFS, which he joined in December 2006. He previously served as a consultant to Jefferson Wells International in 2006 and as Senior Vice President and Chief Financial Officer of U.S. Bancorp Fund Services, LLC (a mutual- and hedge-fund service provider) from 1988 to 2006.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.   RISK FACTORS

Financial-services companies routinely encounter and address risks and uncertainties. In the following paragraphs, the Company describes some of the principal risks and uncertainties that could adversely affect its business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. These risks and uncertainties, however, are not the only ones faced by the Company. Other risks and uncertainties that are not presently known to the Company, that it has failed to appreciate, or that it currently consider immaterial may adversely affect the Company as well. Except where otherwise noted, the descriptions here address risks and certainties that may affect the Company as well as its subsidiaries. These risk factors should be read in conjunction with Management’s Discussion and Analysis (which can be found in Item 7 of this report beginning on page 20) and its Consolidated Financial Statements (which can be found in Item 8 of this report beginning on page 56).

The levels of or changes in interest rates could affect the Company’s business.    The Compnay’s business, results of operations, and financial condition are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. The policies and regulations of the FRB, in particular, have a substantial impact on market rates of interest. See “Government Monetary and Fiscal Policies” in Part I, Item 1. The Company may be adversely affected by policies, regulations, or events that have the effect of altering the difference between long-term and short-term interest rates (commonly known as the yield curve), depressing the interest rates associated with its earning assets to levels near the rates associated with interest expense, or changing the relationship between different interest-rate indices. The Company’s customers and counterparties also may be negatively impacted by the levels of or changes in interest rates, which could increase the risk of delinquency or default on obligations to the Company. The levels of or changes in interest rates, moreover, may have an adverse effect on the value of the Company’s investment portfolio and other financial instruments, the return on or demand for loans, the prepayment speed of loans, the cost or availability of deposits or other funding sources, or the purchase or sale of investment securities. In addition, a rapid change in interest rates could result in interest expense increasing faster than interest income because of differences in the maturities of the Company’s assets and liabilities. The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond the Company’s control. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages interest-rate risk.

Weak or deteriorating economic conditions could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities.    The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, its business or results of operations could be adversely affected. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products in the Company’s asset-management, insurance, brokerage, or related businesses. If delinquencies or defaults on the Company’s loans or investment securities increase, their value could be adversely affected. In addition, to the extent that charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for loan losses would reduce its income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages credit risk.

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses.    The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real-estate markets, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. For example, if any of these conditions were to cause flows into or the fair value of assets held in the funds and accounts advised by Scout to weaken or decline, its revenue could be negatively impacted. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, its revenue also could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Revenue from trading, asset management, custody, trust, cash and treasury management, and the Company’s other fee-based businesses could be adversely affected as well if any of these conditions were to occur or persist.

The Company operates in a highly regulated industry, and its business could be adversely affected by the regulatory and supervisory frameworks applicable to it, changes in those frameworks, and other regulatory risks and uncertainties.    The Company is subject to expansive regulatory frameworks in the United States—at federal, State, and local levels—and in the foreign jurisdictions where its business segments operate. In addition, the Company is subject to the direct supervision of government authorities charged with overseeing the kinds of financial activities conducted by its business segments. Much in these regulatory and supervisory frameworks is designed to protect public or private interests that often are not aligned with those of its shareholders or nondeposit creditors. See “Regulation and Supervision” in Part I, Item 1. In the wake of the recent economic crisis, moreover, government scrutiny of all financial-services companies has been amplified, fundamental changes have been made to the banking, securities, and other laws that govern financial services (with the Dodd-Frank Act and Basel III being two of the more prominent examples), and a host of related business practices have been reexamined and reshaped. These seismic shifts in the financial-services industry have yet to slow in an appreciable way, and as a result, the Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. All of this could have a detrimental impact on the Company’s business and results of operations. Risks also exist that government authorities could judge the Company’s business or other practices unfavorably and bring formal or informal corrective or enforcement actions against it—including fines or other penalties and directives to change its products or services—that, for practical or other reasons, the Company could not resist and that also could give rise to litigation by private plaintiffs. These and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

The Company’s business relies on systems, employees, service providers, and counterparties, and failures by any of them or other operational risks could adversely affect the Company.    We engage in a variety of businesses in diverse markets and rely on systems, employees, service providers, and counterparties to properly process a high volume of transactions. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to its premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, inadequate integration of acquisitions, human error, and breakdowns in business continuity plans. Significant financial, business, reputational, regulatory, or other harm could come to the Company as a result of these or related risks and uncertainties. For example, the Company could be negatively impacted if financial, accounting, data-processing, or other systems were to fail or not fully perform their functions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. These risks arise as well with the systems and employees of the service providers and counterparties on whom we depend as well as with their third-party service providers and counterparties. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages operational risk.

In the ordinary course of its business, the Company collects, stores, and transmits sensitive, confidential, or proprietary data and other information, including intellectual property, business information, and the personally identifiable information of its customers and employees. The secure processing, storage, maintenance, and transmission of this information is critical to the Company’s operations and reputation, and if any of this information were mishandled, misused, improperly accessed, or lost, the Company could suffer significant financial, business, reputational, regulatory, or other damage. For example, despite security measures, the Company’s information technology and infrastructure may be breached in cyber-attacks, by computer viruses or malware, or with other means. A breach also could occur due to employee error, malfeasance, or other disruptions. Even when an attempted breach is successfully avoided or thwarted, the Company may need to expend substantial resources in doing so and may be required take actions that could adversely affect customer satisfaction or behavior. If a breach were to occur, moreover, the Company could be exposed to regulatory actions or litigation by private plaintiffs. Despite the Company’s efforts to ensure the integrity of systems and controls, it may not be able to anticipate or implement effective measures to prevent all security breaches or all risks to the sensitive, confidential, or proprietary information that it collects, stores, or transmits.

Negative publicity outside of the Company’s control or its failure to successfully manage issues arising from its conduct or in connection with the financial-services industry generally could damage the Company’s reputation and adversely affect its business.    The performance and value of the Company’s business could be negatively impacted by any reputational harm that it may suffer. This harm could arise from negative publicity outside of its control or its failure to adequately address issues arising from its conduct or in connection with the financial-services industry generally. Risks to the Company’s reputation could arise in any number of contexts—for example, continuing government responses to the recent economic crisis, cyber-attacks and security breaches, mergers and acquisitions, lending practices, actual or potential conflicts of interest, failures to prevent money laundering, and corporate governance.

The Company’s faces intense competition from other financial-services companies, and competitive pressures could adversely affect the Company’s business.    The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures only to intensify in the future—especially in light of legislative and regulatory initiatives arising out of the recent economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. See “Competition” in Part I, Item 1. Competitive pressures may drive the Company to take actions that it might otherwise eschew, such as lowering the interest rates on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that it might otherwise elect to defer, such as investments in technology or infrastructure. Whatever the reason, actions that it takes in response to competition may adversely affect its results of operations and financial condition. This result could be exacerbated if the Company is not successful in introducing new products and services, achieving market acceptance of its products and services, developing and maintaining a strong customer base, or prudently managing expenses.

The Company’s risk-management framework may not be effective in mitigating risk and loss.    The Company maintains an enterprise risk-management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, operational risk, reputational risk, and compliance and litigation risk. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program or if its controls break down, the performance and value of its business could be adversely affected.

Liquidity is essential to the Company’s business, and it could be adversely affected by constraints in or increased costs for funding.    Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed in the conduct of its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the level or cost of that funding and thus on its liquidity. These include market disruptions, changes in its credit ratings or the sentiment of its investors, the loss of substantial deposit relationships, and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages liquidity risk.

An inability to attract, retain, or motivate qualified employees could adversely affect the Company’s business.    Skilled employees are the Company’s most important resource, and competition for talented people is intense. Even though compensation is among the Company’s highest expenses, it may not be able to hire the best people, keep them with the Company, or properly motivate them to perform at a high level. Recent scrutiny of compensation practices, especially in the financial-services industry, has made this only more difficult. In addition, some parts of its business are particularly dependent on key personnel, including investment management, asset servicing, and commercial lending. If the Company were to lose and find itself unable to replace these personnel or other skilled employees or if the competition for talent drove its compensation costs to unsustainable levels, the business, results of operations, and financial condition could be negatively impacted.

The Company is subject to a variety of litigation or other proceedings, which could adversely affect its business.    The Company is involved from time to time in a variety of judicial, alternative-dispute, or other proceedings arising out of its business or operations. The Company establishes reserves for claims when appropriate under generally accepted accounting principles, but costs often can be incurred in connection with a matter before any reserve has been created. In addition, the actual costs associated with resolving a claim may be substantially higher than amounts that the Company has reserved. Substantial legal claims could have a detrimental impact on the Company’s business, results of operations, and financial condition and cause reputational harm.

Changes in accounting standards could impact the Company’s financial statements and reported earnings.    Accounting standard-setting bodies, such as the Financial Accounting Standards Board, periodically change the financial accounting and reporting standards that affect the preparation of the consolidated financial statements. These changes are beyond the Company’s control and could have a meaningful impact on its consolidated financial statements.

The Company’s management’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings.    To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in determining the allowance for loan losses or the fair value of assets or liabilities. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7. If management’s judgments later prove to have been inaccurate, we may experience unexpected losses that could be substantial.

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

UMB Fund Services, Inc., a subsidiary of the Company, leases 72,000 square feet in Milwaukee, Wisconsin, at which its fund services operation is headquartered. JD Clark & Co., Inc. is headquartered in Ogden, Utah where it leases 37,300 square feet.

As of December 31, 2013, the Bank operated a total of 112 banking centers and one wealth management office.

The Company utilizes all of these properties to support aspects of all of the Company’s business segments.

Additional information with respect to premises and equipment is presented in Notes 1 and 8 to the Consolidated Financial Statements in Item 8, pages 62 and 80 of this report.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 14, 2014, the Company had 2,184 shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2013	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.215	$0.215	$0.215	$0.225
Book value	31.73	30.20	32.85	33.30
Market price:
High	49.42	56.14	62.20	65.44
Low	43.27	46.34	51.86	53.72
Close	49.07	55.67	54.34	64.28

Per Share	Three Months Ended
2012	March 31	June 30	Sept. 30	Dec. 31
Dividend	$0.205	$0.205	$0.205	$0.215
Book value	29.90	30.89	31.88	31.71
Market price:
High	46.33	51.57	52.61	49.17
Low	37.68	42.90	46.80	40.55
Close	44.74	51.23	48.68	43.82

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is presented in Item 1, page 3 and Note 10 to the Consolidated Financial Statements provided in Item 8, pages 82 and 83 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 107 and 108 and in Note 11 to the Consolidated Financial Statements provided in Item 8, pages 84 through 87 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2013	205	$59.84	205	1,985,553
November 1—November 30, 2013	23,393	52.01	23,393	1,962,160
December 1—December 31, 2013	4,280	60.40	4,280	1,957,880

Total	27,878	$53.35	27,878

On April 23, 2013, the Company announced a plan to repurchase up to 2 million shares of common stock. This plan will terminate on April 22, 2014. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through this plan.

ITEM 6.  SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 20 through 49, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

As of and for the years ended December 31

EARNINGS	2013	2012	2011	2010	2009
Interest income	$348,341	$339,685	$343,653	$346,507	$356,217
Interest expense	15,072	19,629	26,680	35,894	53,232
Net interest income	333,269	320,056	316,973	310,613	302,985
Provision for loan losses	17,500	17,500	22,200	31,510	32,100
Noninterest income	491,833	458,122	414,332	360,370	310,176
Noninterest expense	624,178	590,454	562,746	512,622	460,585
Net income	133,965	122,717	106,472	91,002	89,484

AVERAGE BALANCES
Assets	$15,030,762	$13,389,192	$12,417,274	$11,108,233	$10,110,655
Loans, net of unearned interest	6,221,318	5,251,278	4,756,165	4,490,587	4,383,551
Securities	7,034,542	6,528,523	5,774,217	5,073,839	4,382,179
Interest-bearing due from banks	663,818	547,817	837,807	593,518	492,915
Deposits	11,930,318	10,521,658	9,593,638	8,451,966	7,584,025
Long-term debt	4,748	5,879	11,284	19,141	32,067
Shareholders’ equity	1,337,107	1,258,284	1,138,625	1,066,872	1,006,591

YEAR-END BALANCES
Assets	$16,911,852	$14,927,196	$13,541,398	$12,404,932	$11,663,355
Loans, net of unearned interest	6,521,869	5,690,626	4,970,558	4,598,097	4,332,228
Securities	7,051,127	7,134,316	6,277,482	5,742,104	5,003,720
Interest-bearing due from banks	2,093,467	720,500	1,164,007	848,598	1,057,195
Deposits	13,640,766	11,653,365	10,169,911	9,028,741	8,534,488
Long-term debt	5,055	5,879	6,529	8,884	25,458
Shareholders’ equity	1,506,065	1,279,345	1,191,132	1,060,860	1,015,551

PER SHARE DATA
Earnings—basic	$3.25	$3.07	$2.66	$2.27	$2.22
Earnings—diluted	3.20	3.04	2.64	2.26	2.20
Cash dividends	0.87	0.83	0.79	0.75	0.71
Dividend payout ratio	26.77%	27.04%	29.70%	33.04%	31.98%
Book value	$33.30	$31.71	$29.46	$26.24	$25.11
Market price
High	65.44	52.61	45.20	44.51	49.75
Low	43.27	37.68	30.49	31.88	33.65
Close	64.28	43.82	37.25	41.44	39.35

Return on average assets	0.89%	0.92%	0.86%	0.82%	0.89%
Return on average equity	10.02	9.75	9.35	8.53	8.89
Average equity to average assets	8.90	9.40	9.17	9.60	9.96
Total risk-based capital ratio	14.43	11.92	12.20	12.45	14.18

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

This review highlights the material changes in the results of operations and changes in financial condition for the year-ended December 31, 2013. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements, and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

This report, including any information incorporated by reference in this report, contains forward-looking statements. The Company also may make forward-looking statements in other documents that are filed or furnished with the SEC. In addition, the Company may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others.

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;

•	changes in laws or the regulatory environment, including as a result of recent financial-services legislation or regulation;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;

•	changes in accounting standards or policies;

•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;

•	changes in spending, borrowing, or saving by businesses or households;

•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;

•	changes in any credit rating assigned to the Company or its affiliates;

•	adverse publicity or other reputational harm to the Company;

•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•

the Company’s ability to innovate to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;

•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for or are adverse to the Company or the financial-services industry;

•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;

•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;

•

the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal controls, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;

•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;

•	mergers or acquisitions, including the Company’s ability to integrate acquisitions;

•	the adequacy of the Company’s succession planning for key executives or other personnel;

•	the Company’s ability to grow revenue, to control expenses, or to attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or

•

other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis (Item 7), or the Notes to Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s quarterly or current reports.

Any forward-looking statement made by the Company or on its behalf speaks only as of the date that it was made. The Company does not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that the Company may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

Results of Operations

Overview

The Company focuses on the following four core strategies. Management believes these strategies will guide its efforts to achieving its vision, to deliver the Unparalleled Customer Experience, all the while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategy is to grow the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations. With a diverse source of revenues, this strategy has helped reduce the Company’s exposure to sustained low interest rates. During 2013, noninterest income increased $33.7 million, or 7.4 percent, to $491.8 million for the year ended December 31, 2013, compared to the same period in 2012. Trust and securities processing income increased $40.9 million, or 18.1 percent, for year-to-date December 31, 2013 compared to the same period in 2012. Equity earnings on alternative investments increased $18.6 million for the year-ended December 31, 2013 primarily due to $17.0 million in unrealized gains on Prairie Capital Management equity method investments. These increases in noninterest income were offset by decreases in trading and investment banking income, gains on sales of available for sale securities and other noninterest income. Trading and investment banking income decreased $9.7 million, or 32.0 percent, due to a decline in trading volume. Gains of $8.5 million on securities available for sale were recognized during the year ended December 31, 2013 compared to $20.2 million during the same period in 2012. Other noninterest income decreased $11.3 million primarily due to an $8.7 million adjustment in contingent consideration liabilities on acquisitions recognized in 2012. These adjustments were due to the adoption of new accounting guidance in 2012 related to fair value measurements and changes in cash flow projections.

The second strategy is a focus on net interest income through loan and deposit growth. During 2013, continued progress on this strategy was illustrated by an increase in net interest income of $13.2 million, or 4.1 percent, from the previous year. The Company has continued to show increased net interest income in a historically low rate environment through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet. Average earning assets increased by $1.6 billion, or 13.0 percent, from 2012. Average loan balances increased $970.0 million, or 18.5 percent, for year-to-date December 31, 2013 compared to the same period in 2012. Earning asset growth was primarily funded with a $955.6 million increase in average interest-bearing deposits, or 15.3 percent, and a $453.0 million increase in average noninterest-bearing deposits, or 10.6 percent, compared to 2012 respectively. Net interest margin, on a tax-equivalent basis, decreased 20 basis points, and net interest spread decreased 16 basis points compared to 2012, respectively.

The third strategy is a focus on improving operating efficiencies. At December 31, 2013, the Company had 112 branches. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total loans and deposits growth previously discussed. The Company continues to invest in technological advances that will help management drive operating efficiencies through improved data analysis and automation. During 2013, systems infrastructure enhancements have been implemented. In addition to the use of automation technology, the Company has merged the subsidiary banks into a single chartered entity. This helped enhance regulatory capital and provides a more streamlined structure for the implementation of strategic initiatives. The Company continues to evaluate core systems and will invest in enhancements that will yield operating efficiencies. The Company evaluates its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and properly utilizing a share buy-back strategy. At December 31, 2013, the Company had $1.5 billion in total shareholders’ equity. This is an increase of $226.7 million, or 17.7 percent, compared to total shareholders’ equity at December 31, 2012. On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. In addition, UMB granted the underwriters a 30-day option to purchase up to an additional 585 thousand shares of common stock. On October 17, 2013, the underwriters exercised the option of 585 thousand shares, which generated additional net proceeds of $30.2 million. At December 31, 2013, the Company had a total risk-based capital ratio of 14.43 percent. The Company repurchased 66,462 shares at an average price of $52.67 per share during 2013. Further, the Company paid $36.4 million in dividends during 2013, which represents an 8.1 percent increase compared to 2012.

Earnings Summary

The Company recorded consolidated net income of $134.0 million for the year-ended December 31, 2013. This represents a 9.2 percent increase over 2012. Net income for 2012 was $122.7 million, or an increase of 15.3 percent compared to 2011. Basic earnings per share for the year-ended December 31, 2013, were $3.25 per share compared to $3.07 per share in 2012 and $2.66 per share in 2011. Basic earnings per share for 2013 increased 5.9 percent over 2012, which increased 15.4 percent over 2011. Fully diluted earnings per share for the year-ended December 31, 2013, were $3.20 per share compared to $3.04 per share in 2012 and $2.64 per share in 2011. The Company’s net interest income increased to $333.3 million in 2013 compared to $320.1 million in 2012 and $317.0 million in 2011. In total, a favorable volume variance outpaced the impact from an unfavorable rate variance, resulting in a $13.2 million increase in net interest income in 2013, compared to 2012. The impact from an unfavorable rate variance and favorable volume variance on earning assets was slightly offset by the reduced cost of funding on the volume growth of interest-bearing deposits, resulting in the net favorable volume variance described. See Table 2 on page 27. The favorable volume variance on earning assets was predominately driven by the increase in average loan balances of $970.0 million, or 18.5 percent, for 2013 compared to the same period in 2012. This was largely impacted by an unfavorable rate variance in the same categories. Additionally, a 10 basis points reduction in rate on a volume increase of $955.6 million on average interest-bearing deposits helped drive the resulting increase in net interest income. While decreasing due to the current low rate environment, the Company continues to see benefit from interest-free funds. The impact of this benefit is illustrated on Table 3 on page 28. The $3.1 million increase in net interest income in 2012, compared to 2011, is primarily a result of a favorable volume variance. The favorable volume variance on earning assets was predominately driven by the increase in average loan balances of $495.1 million, or 10.4 percent, for 2012 compared to the same period in 2011. This was more than offset by an unfavorable rate variance in the same categories. However, a 12 basis points reduction in rate on a volume increase of $86.2 million on interest-bearing deposits drove the resulting increase in net interest income. The current economic environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements. See Table 20 on page 50 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2013.

The Company had an increase of $33.7 million, or 7.4 percent, in noninterest income in 2013, compared to 2012, and a $43.8 million, or 10.6 percent, increase in 2012, compared to 2011. The increase in 2013 is primarily attributable to higher trust and securities processing income and equity earnings in alternative investments, partially offset by decreases in trading and investment banking, gains on the sales of securities available for sale, and other noninterest income. Trust and securities processing income increased $40.9 million, or 18.2 percent, for the year-ended December 31, 2013, compared to the same period in 2012. Equity earnings on alternative investments increased $18.6 million for the year-ended December 31, 2013, primarily due to $17.0 million in unrealized gains on Prairie Capital Management equity method investments. Trading and investment banking income decreased $9.7 million, or 32.0 percent, due to a general decline in trading volume. Gains of $8.5 million on securities available for sale were recognized during the year ended December 31, 2013 compared to $20.2 million during the same period in 2012. Other noninterest income decreased $11.3 million primarily due to an $8.7 million adjustment in contingent consideration liabilities on acquisitions recognized in 2012. These adjustments were due to the adoption of new accounting guidance related to fair value measurements and additional changes in cash flow projections. The change in noninterest income in 2013 from 2012, and 2012 from 2011 is illustrated on Table 6 on page 31.

Noninterest expense increased in 2013 by $33.7 million, or 5.7 percent, compared to 2012 and increased in 2012 by $27.7 million, or 4.9 percent, compared to 2011. This increase is primarily driven by an increase of $19.8 million, or 6.2 percent, in salary and employee benefit expense, a $6.6 million, or 12.9 percent, increase in processing fees primarily driven by fees paid by the advisor to third-party distributors of the Scout Funds, and a $5.7 million, or 13.2 percent increase in equipment expense driven by increased computer hardware and software expense. Other noninterest expense increased $3.7 million, or 11.4 percent, due to a $5.2 million increase in contingent consideration liabilities on acquisitions, offset by a $4.0 million decrease in derivatives expense. The increase in noninterest expense in 2013 from 2012, and 2012 from 2011 is illustrated on Table 7 on page 32.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2013, 2012 and 2011.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 3 analyzes net interest margin for the three years ended December 31, 2013, 2012 and 2011. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2011 through 2013 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2013			2012
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2) (3) (4)	$6,221.3	$229.7	3.69%	$5,251.3	$217.6	4.14%
Securities:
Taxable	4,876.3	75.2	1.54	4,612.5	81.0	1.76
Tax-exempt (FTE)	2,102.2	62.5	2.97	1,862.8	57.9	3.11

Total securities	6,978.5	137.7	1.97	6,475.3	138.9	2.14
Federal funds sold and resell agreements	36.6	0.2	0.53	26.5	0.1	0.46
Interest-bearing	663.9	1.9	0.29	547.8	1.8	0.33
Other earning assets (FTE)	56.0	1.1	1.90	53.2	1.2	2.34

Total earning assets (FTE)	13,956.3	370.6	2.66	12,354.1	359.6	2.91
Allowance for loan losses	(72.4)			(73.0)
Cash and due from banks	439.5			402.1
Other assets	707.4			706.0

Total assets	$15,030.8			$13,389.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$6,073.5	$5.3	0.09%	$5,021.5	$6.5	0.13%
Time deposits under $100,000	527.3	3.5	0.66	577.6	4.9	0.85
Time deposits of $100,000 or more	619.9	4.4	0.71	665.9	6.0	0.90

Total interest bearing deposits	7,220.7	13.2	0.18	6,265.0	17.4	0.28
Short-term debt	0.2	—	—	5.6	0.1	1.75
Long-term debt	4.7	0.2	4.26	5.9	0.3	5.08
Federal funds purchased and repurchase agreements	1,613.6	1.7	0.11	1,410.5	1.9	0.13

Total interest bearing liabilities	8,839.2	15.1	0.17	7,687.0	19.7	0.26
Noninterest bearing demand deposits	4,709.6			4,256.6
Other	144.9			187.3

Total	13,693.7			12,130.9

Total shareholders’ equity	1,337.1			1,258.3

Total liabilities and shareholders’ equity	$15,030.8			$13,389.2

Net interest income (FTE)		$355.5			$339.9
Net interest spread			2.49%			2.65%
Net interest margin			2.55%			2.75%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $22.2 million, $19.9 million, and $18.6 million in 2013, 2012, and 2011, respectively.
(2)	Loan fees are included in interest income. Such fees totaled $10.9 million, $11.0 million, and $11.6 million in 2013, 2012, and 2011, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.
(4)	Amount includes loans held for sale.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2011
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2) (3)	$4,756.2	$219.4	4.61%
Securities:
Taxable	4,224.5	85.1	2.01
Tax-exempt (FTE)	1,497.8	53.0	3.54

Total securities	5,722.3	138.1	2.41
Federal funds sold and resell agreements	31.3	0.1	0.32
Interest-bearing	837.8	3.3	0.39
Other earning assets (FTE)	51.9	1.4	2.64

Total earning assets (FTE)	11,399.5	362.3	3.18
Allowance for loan losses	(73.0)
Cash and due from banks	396.9
Other assets	693.9

Total assets	$12,417.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$4,731.3	$8.0	0.17%
Time deposits under $100,000	662.0	7.8	1.18
Time deposits of $100,000 or more	785.5	8.8	1.12

Total interest bearing deposits	6,178.8	24.6	0.40
Short-term debt	25.3	0.2	0.79
Long-term debt	11.3	0.2	1.77
Federal funds purchased and repurchase agreements	1,471.0	1.7	0.12

Total interest bearing liabilities	7,686.4	26.7	0.35
Noninterest bearing demand deposits	3,414.8
Other	177.4

Total	11,278.6

Total shareholders’ equity	1,138.7

Total liabilities and shareholders’ equity	$12,417.3

Net interest income (FTE)		$335.6
Net interest spread			2.83%
Net interest margin			2.94%

Table 2

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

Average Volume		Average Rate		2013 vs. 2012	Increase (Decrease)
2013	2012	2013	2012		Volume	Rate	Total
				Change in interest earned on:
$6,221,318	$5,251,278	3.69%	4.14%	Loans	$35,918	$(23,644)	$12,274
				Securities:
4,876,304	4,612,510	1.54	1.76	Taxable	4,068	(9,879)	(5,811)
2,102,216	1,862,786	2.97	3.11	Tax-exempt	5,315	(3,140)	2,175
36,589	26,459	0.53	0.46	Federal funds sold and resell agreements	53	19	72
663,818	547,817	0.29	0.33	Interest-bearing due from banks	335	(206)	129
56,022	53,227	1.90	2.34	Other	52	(235)	(183)

13,956,267	12,354,077	2.66	2.91	Total	45,741	(37,085)	8,656
				Change in interest incurred on:
7,220,675	6,265,040	0.18	0.28	Interest-bearing deposits	1,745	(5,978)	(4,233)
1,613,584	1,410,478	0.11	0.13	Federal funds purchased and repurchase agreements	219	(364)	(145)
4,972	11,514	3.02	2.86	Other	(197)	18	(179)

$8,839,231	$7,687,032	0.17%	0.26%	Total	1,767	(6,324)	(4,557)

				Net interest income	$43,974	$(30,761)	$13,213

Average Volume		Average Rate		2012 vs. 2011	Increase (Decrease)
2012	2011	2012	2011		Volume	Rate	Total
				Change in interest earned on:
$5,251,278	$4,756,165	4.14%	4.61%	Loans	$20,571	$(22,256)	$(1,685)
				Securities:
4,612,510	4,224,456	1.76	2.01	Taxable	6,816	(10,923)	(4,107)
1,862,786	1,497,834	3.11	3.54	Tax-exempt	10,458	(7,001)	3,457
26,459	31,273	0.46	0.32	Federal funds sold and resell agreements	(22)	42	20
547,817	837,807	0.33	0.39	Interest-bearing due from banks	(947)	(548)	(1,495)
53,227	51,927	2.34	2.64	Other	25	(183)	(158)

12,354,077	11,399,462	2.91	3.18	Total	36,901	(40,869)	(3,968)
				Change in interest incurred on:
6,265,040	6,178,795	0.28	0.40	Interest-bearing deposits	240	(7,452)	(7,212)
1,410,478	1,471,011	0.13	0.12	Federal funds purchased and repurchase agreements	(81)	253	172
11,514	36,580	2.86	0.93	Other	(716)	704	(12)

$7,687,032	$7,686,386	0.26%	0.35%	Total	(557)	(6,495)	(7,052)

				Net interest income	$37,458	$(34,374)	$3,084

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2013	2012	2011
Average earning assets	$13,956,267	$12,354,077	$11,399,462
Interest-bearing liabilities	8,839,231	7,687,032	7,686,386

Interest-free funds	$5,117,036	$4,667,045	$3,713,076

Free funds ratio (free funds to earning assets)	36.66%	37.78%	32.57%

Tax-equivalent yield on earning assets	2.66%	2.91%	3.18%
Cost of interest-bearing liabilities	0.17	0.26	0.35

Net interest spread	2.49%	2.65%	2.83%
Benefit of interest-free funds	0.06	0.10	0.11

Net interest margin	2.55%	2.75%	2.94%

The Company experienced an increase in net interest income of $13.2 million, or 4.1 percent, for the year 2013, compared to 2012. This follows an increase of $3.1 million, or 1.0 percent, for the year 2012, compared to 2011. As illustrated in Table 1, the 2013 increase is due to the favorable volume variances in earning assets, which was largely offset by the rate variances. In 2012, the volume variance on earning assets was more than offset by the rate variances. However, the Company reduced the average cost of interest-bearing liabilities by 9 basis points during 2013 and 2012, resulting in the positive increase in net interest income.

The decrease in the cost of funds has led to a declining beneficial impact from interest-free funds. However, the Company still maintains a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 38.0 percent, 42.2 percent and 38.8 percent of total outstanding deposits at December 31, 2013, 2012 and 2011, respectively. As illustrated in Table 3, the impact from these interest-free funds was 6 basis points in 2013, compared to 10 basis points in 2012 and 11 basis points in 2011.

The Company has experienced a repricing of its earning assets and interest-bearing liabilities during the 2013 interest rate cycle. The average rate on earning assets during 2013 has decreased by 25 basis points, while the average rate on interest-bearing liabilities decreased by 9 basis points, resulting in a 16 basis point decline in spread. The volume of loans has increased from an average of $5.3 billion in 2012 to an average of $6.2 billion in 2013. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets. If the Federal Reserve’s Open Market Committee maintains rates at current levels, the Company anticipates a negative impact to interest income as a result. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions, market movements and the duration of this rate environment.

During 2014, approximately $1.1 billion of available for sale securities are expected to have principal repayments. This includes approximately $404 million which will have principal repayments during the first quarter of 2014. The total investment portfolio had an average life of 47.6 months and 40.0 months as of December 31, 2013 and 2012, respectively. It should be noted that the Company also had a portfolio of short-term investments with original maturities of one year or less as of the end of both 2013 and 2012. At December 31, 2013, the amount of such investments was approximately $15 million, and without these investments, the average life of the investment portfolio would have remained at 47.6 months. At December 31, 2012, the amount of such short-term investments was approximately $215 million, and without these short-term investments, the average life of the investment portfolio would have been 41.2 months.

Provision and Allowance for Loan Losses

The allowance for loan losses (ALL) represents management’s judgment of the losses inherent in the Company’s loan portfolio as of the balance sheet date. An analysis is performed quarterly to determine the appropriate balance of the ALL. The analysis reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. After the balance sheet analysis is performed for the ALL, the provision for loan losses is computed as the amount required to adjust the ALL to the appropriate level.

Table 4 presents the components of the allowance by loan portfolio segment. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. Management of the Company believes the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions. Future economic conditions and borrowers’ ability to meet their obligations, however, are uncertainties which could affect the Company’s ALL and/or need to change its current level of provision. For more information on loan portfolio segments and ALL methodology refer to Note 3 to the Consolidated Financial Statements.

Table 4

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan portfolio segment, which represents the inherent probable loss derived by both quantitative and qualitative methods. The amounts presented are not necessarily indicative of actual future charge-offs in any particular category and are subject to change.

	December 31
Loan Category	2013	2012	2011	2010	2009
Commercial	$48,886	$43,390	$37,927	$39,138	$40,420
Real estate	15,342	15,506	20,486	18,557	13,321
Consumer	10,447	12,470	13,593	16,243	10,128
Leases	76	60	11	14	270

Total allowance	$74,751	$71,426	$72,017	$73,952	$64,139

Table 5 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on page 52 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ALL methodology refer to Note 3 of the Consolidated Financial Statements.

As illustrated in Table 5 below, the ALL decreased as a percentage of total loans to 1.15 percent as of December 31, 2013, compared to 1.26 percent as of December 31, 2012. Based on the factors above, management of the Company had no change in expense related to the provision for loan losses in 2013, compared to 2012. This compares to a $4.7 million, or 21.2 percent, decrease in the provision for loan losses in 2012, compared to 2011.

Table 5

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2013	2012	2011	2010	2009
Allowance-beginning of year	$71,426	$72,017	$73,952	$64,139	$52,297
Provision for loan losses	17,500	17,500	22,200	31,510	32,100
Allowance of banks and loans acquired	—	—	—	—	—
Charge-offs:
Commercial	(4,748)	(8,446)	(12,693)	(6,644)	(5,532)
Consumer
Credit card	(10,531)	(11,148)	(13,493)	(15,606)	(13,625)
Other	(1,600)	(1,530)	(1,945)	(2,979)	(4,911)
Real estate	(775)	(932)	(532)	(258)	(881)

Total charge-offs	(17,654)	(22,056)	(28,663)	(25,487)	(24,949)
Recoveries:
Commercial	867	1,136	813	637	1,419
Consumer
Credit card	1,720	1,766	2,366	1,327	1,334
Other	815	1,035	1,317	1,797	1,936
Real estate	77	28	32	29	2

Total recoveries	3,479	3,965	4,528	3,790	4,691

Net charge-offs	(14,175)	(18,091)	(24,135)	(21,697)	(20,258)

Allowance-end of year	$74,751	$71,426	$72,017	$73,952	$64,139

Average loans, net of unearned interest	$6,217,240	$5,243,264	$4,748,909	$4,478,377	$4,356,187
Loans at end of year, net of unearned interest	6,520,512	5,686,749	4,960,343	4,583,683	4,314,705
Allowance to loans at year-end	1.15%	1.26%	1.45%	1.61%	1.49%
Allowance as a multiple of net charge-offs	5.27	x	3.95	x	2.98	x	3.41	x	3.17	x
Net charge-offs to:
Provision for loan losses	81.00%	103.38%	108.71%	68.86%	63.11%
Average loans	0.23	0.35	0.51	0.48	0.47

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased $33.7 million, or 7.4 percent, to $491.8 million for the year ended December 31, 2013, compared to the same period in 2012. The increase in 2013 is primarily attributable to higher trust and securities processing income and equity earnings on alternative investments, partially offset by trading and investment banking, gains on the sales of securities available for sale, and other noninterest income. The increase in 2012 is primarily attributable to higher trust and securities processing income, gains on the sale of securities available for sale, and adjustments of the contingent consideration liabilities on acquisitions.

The Company’s fee-based services provide the opportunity to offer multiple products and services to customers which management believes will more closely align to the customer’s product demand with the Company. The Company’s ongoing focus is to continue to develop and offer multiple products and services to its customers. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading/brokerage and cash/treasury management. Management believes that it can offer these products and services both efficiently and profitably, as most have common platforms and support structures.

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2013	2012	2011	13-12	12-11	13-12	12-11
Trust and securities processing	$265,948	$225,094	$208,392	$40,854	$16,702	18.1%	8.0%
Trading and investment banking	20,641	30,359	27,720	(9,718)	2,639	(32.0)	9.5
Service charges on deposit accounts	84,133	78,694	74,659	5,439	4,035	6.9	5.4
Insurance fees and commissions	3,727	4,095	4,375	(368)	(280)	(9.0)	(6.4)
Brokerage fees	11,470	11,105	9,950	365	1,155	3.3	11.6
Bankcard fees	62,031	60,567	59,767	1,464	800	2.4	1.3
Gains on sales of securities available for sale, net	8,542	20,232	16,125	(11,690)	4,107	(57.8)	25.5
Equity earnings on alternative investments	19,048	422	3	18,626	419	>100.0	>100.0
Other	16,293	27,554	13,341	(11,261)	14,213	(40.9)	>100.0

Total noninterest income	$491,833	$458,122	$414,332	$33,711	$43,790	7.4%	10.6%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2013 compared to 2012, and in 2012 compared to 2011.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and mutual fund assets servicing. This income category increased by $40.9 million, or 18.1 percent in 2013, compared to 2012, and increased by $16.7 million, or 8.0 percent in 2012, compared to 2011. The Company increased fund administration and custody services fee income by $5.4 million and $4.6 million in 2013 and 2012, respectively. Advisory fee income from the Scout Funds increased $21.5 million in 2013 compared to 2012 and $9.0 million in 2012 compared to 2011. Fee income from institutional and personal investment management services increased $12.7 million in 2013 and $3.4 million in 2012. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income decreased by $9.7 million, or 32.0 percent in 2013, compared to 2012, and increased $2.6 million, or 9.5 percent in 2012, compared to 2011. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Gains on sales of securities available for sale decreased $11.7 million in 2013 compared to 2012 and increased by $4.1 million in 2012 compared to 2011. This change in sales activity is due to the strategic initiative to rotate earning assets into loans and out of the investment portfolio.

Equity earnings on alternative investments increased $18.6 million in 2013 compared to 2012, primarily due to $17.0 million in unrealized gains on Prairie Capital Management investments.

Other noninterest income decreased $11.3 million primarily due to an $8.7 million adjustment in contingent consideration liabilities on acquisitions recognized in 2012. These adjustments were due to the adoption of new accounting guidance in 2012 related to fair value measurements and changes in cash flow projections.

Noninterest Expense

Noninterest expense increased in 2013 by $33.7 million, or 5.7 percent, compared to 2012 and increased in 2012 by $27.7 million, or 4.9 percent, compared to 2011. The main drivers of this increase in 2013 were salaries and employee benefits expense, equipment expense, processing fees, and other noninterest expense. The increases in 2012 were salaries and employee benefits expense, marketing and business development, and increases in the contingent consideration liability on acquisitions. Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2013	2012	2011	13-12	12-11	13-12	12-11
Salaries and employee benefits	$339,691	$319,852	$294,756	$19,839	$25,096	6.2%	8.5%
Occupancy, net	39,291	37,927	38,406	1,364	(479)	3.6	(1.2)
Equipment	49,207	43,465	42,728	5,742	737	13.2	1.7
Supplies and services	20,387	21,045	22,166	(658)	(1,121)	(3.1)	(5.1)
Marketing and business development	22,703	24,604	20,150	(1,901)	4,454	(7.7)	22.1
Processing fees	57,791	51,191	49,985	6,600	1,206	12.9	2.4
Legal and consulting	18,703	17,980	15,601	723	2,379	4.0	15.2
Bankcard	18,381	18,154	15,600	227	2,554	1.3	16.4
Amortization of other intangible assets	13,218	14,775	16,100	(1,557)	(1,325)	(10.5)	(8.2)
Regulatory fees	9,129	9,447	10,395	(318)	(948)	(3.4)	(9.1)
Class action litigation settlement	—	—	7,800	—	(7,800)	—	(>100.0)
Other	35,677	32,014	29,059	3,663	2,955	11.4	10.2

Total noninterest expense	$624,178	$590,454	$562,746	$33,724	$27,708	5.7%	4.9%

Salaries and employee benefits expense increased $19.8 million, or 6.2 percent, and $25.1 million, or 8.5 percent, in 2013 and 2012, respectively. The increase in both 2013 and 2012 is primarily due to higher employee base salaries, higher commissions and bonuses and higher cost of benefits. Base salaries increased by $10.5 million, or 5.3 percent, in 2013, compared to the same period in 2012. Commissions and bonuses increased by $5.0 million, or 7.6 percent, in 2013, compared to the same period in 2012. Employee benefits increased by $4.4 million, or 8.0 percent, in 2013, compared to the same period in 2012.

Equipment expense increased $5.7 million, or 13.2 percent in 2013. This increase is driven by increased computer hardware and software expenses.

Processing fees increased $6.6 million, or 12.9 percent in 2013. This increase is primarily driven by fees paid by the advisor to third-party distributors of the Scout Funds.

Other noninterest expense increased $3.7 million, or 11.4 percent, primarily driven by an increase in contingent consideration liabilities on acquisitions of $5.2 million due to changes in cash flow projections, offset by a $4.0 million decrease in derivative expense, compared to 2012.

Income Taxes

Income tax expense totaled $49.5 million, $47.5 million, and $39.9 million in 2013, 2012 and 2011, respectively. These amounts equate to effective rates of 27.0 percent, 27.9 percent, and 27.3 percent for 2013, 2012 and 2011, respectively. The increase in the effective tax rate from 2011 to 2012 results from changes in the portion of income earned from tax-exempt municipal securities and an increase in the state marginal tax rate. The decrease in the effective tax rate from 2012 to 2013 is primarily attributable to federal tax credits realized.

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code (IRC) and proposed regulations under Section 168 of the IRC. These regulations generally apply to taxable years beginning on or after January 1, 2014 and will affect all taxpayers that acquire, produce, or improve tangible property. Based upon preliminary analysis, the adoption of these regulations will not have a material impact on the Company’s Consolidated Financial Statements.

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

Table 8

Bank Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$285,112	$274,843	$10,269	3.7%
Provision for loan losses	5,112	9,267	(4,155)	(44.8)
Noninterest income	210,535	214,595	(4,060)	(1.9)
Noninterest expense	376,365	381,585	(5,220)	(1.4)

Income before taxes	114,170	98,586	15,584	15.8
Income tax expense	28,532	26,452	2,080	7.9

Net income	$85,638	$72,134	$13,504	18.7%

Bank net income increased $13.5 million, or 18.7 percent, from $72.1 million in 2012 to $85.6 million in 2013. Net interest income improved $10.3 million, or 3.7 percent driven by strong Commercial loan growth, while being slightly offset by interest rate margin compression. Provision decreased by $4.2 million due to improvements in the credit characteristics of the loan portfolio in this segment.

Noninterest income decreased $4.1 million, or 1.9 percent, over the same period in 2012. The decrease in noninterest income was driven by decreases in securities gains of $11.7 million, bond trading income of $10.5 million, and other noninterest income of $8.0 million. The reduction in other noninterest income was primarily due to a decrease of $3.8 million in fair value adjustments to contingent consideration liabilities due to the adoption of new accounting guidance in 2012 and a decrease of $3.6 million in fair value adjustments on interest rate swap transactions compared to last year. These decreases were partially offset by an increase of $6.2 million in trust and securities processing income and an increase of $18.6 million in equity earnings on alternative investments, primarily due to $17.0 million of unrealized gains on Prairie Capital Management equity method investments recognized in 2013.

Noninterest expense decreased $5.2 million, or 1.4 percent, to $376.4 million, compared to 2012, which was primarily driven by a decrease in fair value adjustments on interest rate swap transactions of $4.0 million.

Table 9

Payment Solutions Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$45,832	$43,350	$2,482	5.7%
Provision for loan losses	12,388	8,233	4,155	50.5
Noninterest income	74,223	67,887	6,336	9.3
Noninterest expense	86,746	69,095	17,651	25.5

Income before taxes	20,921	33,909	(12,988)	(38.3)
Income tax expense	6,732	9,555	(2,823)	(29.5)

Net income	$14,189	$24,354	$(10,165)	(41.7)%

Payments Solutions net income after taxes decreased $10.2 million, or 41.7 percent, to $14.2 million from the prior year. Net interest income increased by $2.5 million, or 5.7 percent, due to growth in earning assets and deposits, but offset with a reduction in funds transfer pricing credit on deposits. Provision expense increased by $4.2 million, or 50.5 percent. Noninterest income increased $6.3 million, or 9.3 percent, driven by an increase in deposit service charge income from institutional banking and investor services and healthcare services customers as well as an increase in bankcard income for healthcare services. Noninterest expense increased by $17.7 million, or 25.5 percent, due to increases in salaries and benefits of $4.9 million, support services of $3.2 million, technology project expenses of $3.3 million, processing fees of $2.2 million due to increased volumes, fraud losses of $0.8 million, and legal and compliance fees of $0.8 million.

Table 10

Institutional Investment Management Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$(32)	$2	$(34)	(>100.0)%
Provision for loan losses	—	—	—	—
Noninterest income	126,442	100,051	26,391	26.4
Noninterest expense	88,336	70,981	17,355	24.5

Income before taxes	38,074	29,072	9,002	31.0
Income tax expense	10,011	8,118	1,893	23.3

Net income	$28,063	$20,954	$7,109	33.9%

Institutional Investment Management net income increased $7.1 million, or 33.9 percent, to $28.1 million for 2013 compared to the prior year. Noninterest income increased $26.4 million, or 26.4 percent, to $126.4 million primarily due to a $29.2 million increase in advisory fees driven from an increase in assets under management of $7.7 billion, which was offset by a decrease of $4.3 million in fair value adjustments to the contingent consideration liability due to the adoption of new accounting guidance in 2012. Noninterest expense increased $17.4 million, or 24.5 percent, to $88.3 million compared to a year ago. This increase was primarily due to a $5.9 million increase in salaries and benefits, a $5.7 million increase in third party distribution expense and a $5.1 million increase in contingent consideration liability on acquisitions related to cash flow estimate changes on acquisitions compared to last year.

Table 11

Asset Servicing Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012	13-12	13-12
Net interest income	$2,357	$1,861	$496	26.65%
Provision for loan losses	—	—	—	—
Noninterest income	80,633	75,589	5,044	6.67
Noninterest expense	72,731	68,793	3,938	5.72

Income before taxes	10,259	8,657	1,602	18.51
Income tax expense	4,184	3,382	802	23.71

Net income	$6,075	$5,275	$800	15.17%

Asset Servicing net income increased $0.8 million, or 15.2 percent, to $6.1 million compared to 2012. Net interest margin increased by $0.5 million, or 26.7 percent, due to deposit growth within this segment. Noninterest income increased $5.0 million, or 6.7 percent, resulting from a $5.5 million increase in fee income from business added in transfer agent, alternative investment, and fund administration services, increases from asset based fees, fund growth and a $0.7 million gain from the transfer of trust-related distribution services. These increases were offset by a decrease in miscellaneous income of $1.3 million in fair value adjustments to the contingent consideration liability compared to last year due to the adoption of new accounting guidance in 2012. Noninterest expense increased $3.9 million, or 5.7 percent, due primarily to a $1.9 million increase in fair value adjustments to the contingent consideration liability on acquisitions and an increase of $1.7 million in salary and benefit expense to support business growth.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances held for investment increased by $833.8 million, or 14.7 percent, in 2013. Commercial and commercial real estate loans had the most significant growth in outstanding balances in 2013, compared to 2012. Residential real estate, construction real estate, and other consumer loans also experienced increases compared to 2012. These increases were offset by small decreases in credit card and HELOC loans.

Table 12

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2013	2012	2011	2010	2009
Commercial	$3,301,503	$2,873,694	$2,234,817	$1,937,052	$1,963,533
Commercial—credit card	103,270	104,320	95,339	84,544	65,273
Real estate—construction	152,875	78,486	84,590	128,520	106,914
Real estate—commercial	1,702,151	1,435,811	1,394,555	1,294,897	1,141,447
Leases	23,981	19,084	3,834	7,055	7,510

Total business-related	5,283,780	4,511,395	3,813,135	3,452,068	3,284,677

Real estate—residential	289,356	212,363	185,886	193,157	218,081
Real estate—HELOC	566,128	573,923	533,032	476,057	435,814
Consumer—credit card	318,336	334,518	333,646	322,208	231,254
Consumer—other	62,912	54,550	94,644	140,193	144,879

Total consumer-related	1,236,732	1,175,354	1,147,208	1,131,615	1,030,028

Loans before allowance and loans held for sale	6,520,512	5,686,749	4,960,343	4,583,683	4,314,705
Allowance for loan losses	(74,751)	(71,426)	(72,017)	(73,952)	(64,139)

Net loans before loans held for sale	6,445,761	5,615,323	4,888,326	4,509,731	4,250,566
Loans held for sale	1,357	3,877	10,215	14,414	17,523

Net loans and loans held for sale	$6,447,118	$5,619,200	$4,898,541	$4,524,145	$4,268,089

As a % of total loans and loans held for sale
Commercial	50.63%	50.49%	44.96%	42.13%	45.32%
Commercial—credit card	1.58	1.83	1.92	1.84	1.51
Real estate-construction	2.34	1.38	1.70	2.80	2.47
Real estate-commercial	26.10	25.23	28.06	28.16	26.35
Leases	0.37	0.34	0.08	0.15	0.17

Total business-related	81.02	79.27	76.72	75.08	75.82

Real estate—residential	4.44	3.73	3.74	4.20	5.03
Real estate—HELOC	8.68	10.09	10.72	10.35	10.06
Consumer—credit card	4.88	5.88	6.71	7.01	5.34
Consumer—other	0.96	0.96	1.90	3.05	3.35

Total consumer-related	18.96	20.66	23.07	24.61	23.78
Loans held for sale	0.02	0.07	0.21	0.31	0.40

Total loans and loans held for sale	100.0%	100.0%	100.0%	100.0%	100.0%

Included in Table 12 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 81.0 percent and 79.3 percent of total loans and loans held for sale at the end of 2013 and 2012, respectively.

Commercial loans represent the largest percent of total loans. Commercial loans have increased $427.8 million, or 14.9 percent, compared to 2012. Commercial loans have also increased to 50.6 percent of total loans compared to 50.5 percent in 2012. The Company has also increased its capacity to lend through increased commitments over 2012. Commercial line utilization has remained low due to the current economic conditions.

As a percentage of total loans, commercial real estate and construction real estate loans now comprise 28.4 percent of total loans, compared to 26.6 percent at the end of 2012. Commercial real estate increased $266.3 million, or 18.6 percent, and construction real estate loans increased $74.4 million, or 94.8 percent, compared to

2012. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

Residential real estate loans increased $77.0 million, or 36.3 percent, and now represent 4.44 percent of total loans compared to 3.73 percent in 2012.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on page 52 of this report.

Investment Securities

The Company’s security portfolio provides liquidity as a result of the composition and cash flow characteristics of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. In addition to providing a potential source of liquidity, the security portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. The Company maintains high liquidity levels while investing in only high-grade securities. The security portfolio generates the Company’s second largest component of interest income.

Securities available for sale and securities held to maturity comprised 44.5 percent and 52.0 percent of earning assets as of December 31, 2013 and 2012, respectively. Total investment securities remained flat totaling $7.1 billion at December 31, 2013 and December 31, 2012. Management expects deposit balance changes, loan demand, and collateral pledging requirements for public funds to be the primary factors impacting changes in the level of security holdings.

Securities available for sale comprised 95.9 percent of the Company’s investment securities portfolio at December 31, 2013, compared to 97.2 percent at year-end 2012. Securities available for sale had a net unrealized loss of $52.3 million at year-end, compared to a net unrealized gain of $134.8 million the preceding year. This market value change reflects primarily the impact of mid and longer-term market interest rate increases during the second half of 2013. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, as an unrealized loss of $32.6 million at year-end 2013, compared to an unrealized gain of $85.6 million for 2012.

The securities portfolio achieved an average yield on a tax-equivalent basis of 2.0 percent for 2013, compared to 2.1 percent in 2012, and 2.4 percent in 2011. The decrease in yield is due to the replacement of higher yielding securities with lower yielding securities as the investment portfolio is reinvested. The average life of the securities portfolio was 47.6 months at December 31, 2013, compared to 40.0 months at year-end 2012. The increase in average life from December 31, 2012 to December 31, 2013, was related primarily to mortgage-backed securities holdings experiencing extension due to slower prepayment rates resulting from market interest rate increases during the second half of 2013.

Included in Tables 13 and 14 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4 to the Consolidated Financial Statements on page 76 of this document). The unrealized losses in the Company’s investments in direct obligations of U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and Corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Table 13

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2013	Amortized Cost	Fair Value
U.S. Treasury	$110,789	$110,200
U.S. Agencies	1,258,176	1,257,663
Mortgage-backed	2,984,963	2,944,566
State and political subdivisions	2,003,509	1,995,246
Corporates	457,275	454,736

Total	$6,814,712	$6,762,411

December 31, 2012	Amortized Cost	Fair Value
U.S. Treasury	$116,856	$117,851
U.S. Agencies	1,019,640	1,026,115
Mortgage-backed	3,480,006	3,556,193
State and political subdivisions	1,842,715	1,892,684
Corporates	337,706	338,887
Commercial Paper	5,733	5,733

Total	$6,802,656	$6,937,463

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2013	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$150	1.01%	$218,900	0.92%
Due after 1 year through 5 years	105,420	0.87	1,038,763	0.71
Due after 5 years through 10 years	4,630	1.75	—	—
Due after 10 years	—	—	—	—

Total	$110,200	0.91%	$1,257,663	0.74%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2013	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$27,917	2.59%	$288,887	2.51%
Due after 1 year through 5 years	2,561,318	2.11	806,912	2.63
Due after 5 years through 10 years	340,202	1.87	741,422	3.02
Due after 10 years	15,129	3.28	158,025	3.18

Total	$2,944,566	2.09%	$1,995,246	2.80%

	Corporates
December 31, 2013	Fair Value	Weighted Average Yield
Due in one year or less	$17,894	0.57%
Due after 1 year through 5 years	436,842	0.99
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$454,736	0.97%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$2,005	0.98%	$252,983	1.03%
Due after 1 year through 5 years	96,026	0.89	773,132	0.87
Due after 5 years through 10 years	19,820	1.67	—	—
Due after 10 years	—	—	—	—

Total	$117,851	1.02%	$1,026,115	0.91%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$56,799	3.04%	$217,581	2.96%
Due after 1 year through 5 years	3,325,225	2.11	826,808	2.84
Due after 5 years through 10 years	171,013	1.89	692,953	3.23
Due after 10 years	3,156	3.34	155,342	3.25

Total	$3,556,193	2.11%	$1,892,684	3.03%

	Corporates		Commercial Paper
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Total Fair Value
Due in one year or less	$37,723	1.06%	$5,733	0.40%	$572,824
Due after 1 year through 5 years	301,164	1.09	—	—	5,322,355
Due after 5 years through 10 years	—	—	—	—	883,786
Due after 10 years	—	—	—	—	158,498

Total	$338,887	1.09%	$5,733	0.40%	$6,937,463

Table 14

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2013	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$40	$44	2.84%
Due after 1 year through 5 years	31,387	34,640	2.46
Due after 5 years through 10 years	97,929	108,078	2.89
Due over 10 years	80,414	88,748	2.97

Total	$209,770	$231,510	10 yr. 4 mo.

December 31, 2012
Due in one year or less	$1,751	$1,976	4.81%
Due after 1 year through 5 years	31,802	35,887	3.06
Due after 5 years through 10 years	28,084	31,691	3.21
Due over 10 years	53,119	59,941	3.14

Total	$114,756	$129,495	10 yr. 8 mo.

FEDERAL BANK STOCK AND OTHER SECURITIES (in thousands)

2013	Amortized Cost	Fair Value
Federal Reserve Bank stock	$16,279	$16,279
Other securities—marketable	20	16,632
Other securities—non-marketable	17,139	17,571

Total Federal Reserve Bank stock and other	$33,438	$50,482

2012
Federal Reserve Bank stock	$11,779	$11,779
Other securities—non-marketable	14,281	14,554

Total Federal Reserve Bank stock and other	$26,060	$26,333

Other marketable and non-marketable securities include Prairie Capital Management alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $16.6 million at December 31, 2013. The fair value of other non-marketable securities includes the alternative investment securities fair of $4.7 million at December 31, 2013 and $2.2 million at December 31, 2012.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net borrowed position was $1.0 million at December 31, 2013, and the net sold position was $32.7 million at December 31, 2012.

The Bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $270.1 million in 2013 and $348.6 million in 2012.

At December 31, 2013, the Company held securities bought under agreements to resell of $75.2 million compared to $57.2 million at year end 2012. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. These investments averaged $31.8 million in 2013 and $22.0 million in 2012.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2013 were $56.0 million, compared to $53.2 million in 2012, and were recorded at market value. As discussed in the “Quantitative and Qualitative Disclosures About Market Risk—Trading Account” in Part II, Item 7A on page 52, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $2.1 billion as of December 31, 2013 compared to $720.5 million as of December 31, 2012 and includes amounts due from the Federal Reserve Bank and from certificates of deposits held at other financial institutions. The amount due from the Federal Reserve Bank totaled $2.1 billion and $698.6 million at December 31, 2013 and 2012, respectively. The amounts due from certificates of deposit totaled $30.5 million and $21.7 million at December 31, 2013 and 2012, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $13.6 billion at December 31, 2013, and $11.7 billion at year end 2012. Deposits averaged $11.9 billion in 2013 and $10.5 billion in 2012. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest–bearing demand deposits averaged $4.7 billion in 2013 and $4.3 billion in 2012. These deposits represented 39.5 percent of average deposits in 2013, compared to 40.5 percent in 2012. The Company’s large commercial customer base provides a significant source of noninterest–bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company. As previously announced, a single Asset Servicing client is expected to migrate its deposits to another institution. As of December 31, 2013, this client’s deposits totaling $1.5 billion remained on the balance sheet.

Table 15

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2013	2012
Maturing within 3 months	$574,689	$364,449
After 3 months but within 6 months	103,730	99,700
After 6 months but within 12 months	104,883	122,514
After 12 months	174,548	155,402

Total	$957,850	$742,065

Table 16

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	2013	2012	2011	2010	2009
Amount
Noninterest-bearing demand	$4,709,643	$4,256,618	$3,414,843	$2,795,458	$2,372,456
Interest-bearing demand and savings	6,073,516	5,021,526	4,731,300	4,059,615	3,631,486
Time deposits under $100,000	527,281	577,656	661,957	728,804	782,469

Total core deposits	11,310,440	9,855,800	8,808,100	7,583,877	6,786,411
Time deposits of $100,000 or more	619,878	665,858	785,537	868,089	797,614

Total deposits	$11,930,318	$10,521,658	$9,593,637	$8,451,966	$7,584,025

As a % of total deposits
Noninterest-bearing demand	39.48%	40.46%	35.59%	33.07%	31.28%
Interest-bearing demand and savings	50.90	47.72	49.32	48.03	47.88
Time deposits under $100,000	4.42	5.49	6.90	8.63	10.32

Total core deposits	94.80	93.67	91.81	89.73	89.48
Time deposits of $100,000 or more	5.20	6.33	8.19	10.27	10.52

Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $1.6 billion at December 31, 2013, and $1.8 billion at December 31, 2012. These agreements averaged $1.6 billion and $1.4 billion in 2013 and 2012, respectively. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 17

SHORT-TERM DEBT (in thousands)

	2013		2012
	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$12,834	0.04%	$—	—%
Repurchase agreements	1,570,384	0.19	1,787,270	0.33
Other	107	5.89	—	—

Total	$1,583,325	0.19%	$1,787,270	0.33%

Average for year:
Federal funds purchased	$56,934	0.08%	$35,589	0.06%
Repurchase agreements	1,556,650	0.11	1,374,888	0.14
Other	224	5.36	5,656	1.17

Total	$1,613,808	0.11%	$1,416,133	0.14%

Maximum month-end balance:
Federal funds purchased	$109,466		$65,343
Repurchase agreements	2,048,513		1,787,270
Other	—		—

The Company had two fixed-rate advances at December 31, 2013, from the Federal Home Loan Banks each at rate of 5.89 percent. These advances, collateralized by the Company’s securities, are used to offset interest rate risk of longer-term fixed-rate loans.

Capital Resources and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company is not aware of any trends, demands, commitments, events or uncertainties that would materially change its capital position or affect its liquidity in the foreseeable future. As previously announced, a single Asset Servicing client is expected to migrate its deposits to another institution. As of December 31, 2013, this client’s deposits totaling $1.5 billion remained on the balance sheet. Capital is managed for each subsidiary based upon its respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $1.5 billion at December 31, 2013, compared to $1.3 billion one year earlier. On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. On October 17, 2013, an additional 585 thousand shares were issued with net proceeds of $30.2 million as a result of the underwriter’s exercising the overallotment of shares. The total increase in shareholder’s equity as a result of the common stock issuance was $231.4 million for the year-ended December 31, 2013. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. During 2013 and 2012, the Company acquired 66,462 shares and 472,956 shares of its common stock, respectively.

Risk-based capital guidelines established by regulatory agencies establish minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8% of risk-weighted assets. At least half of that 8% must consist of tier 1 core capital, and the remainder may be tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the tier 1 capital ratio of 13.61 percent and total capital ratio of 14.43 percent substantially exceed the regulatory minimums.

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

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on page 54 of this report.

Table 18

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2013, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$1,357	$—	$1,357
Loans and leases	—	43,742	332,465	6,144,305	6,520,512
Securities available for sale	1,542,118	4,778,148	37,171	457,275	6,814,712
Securities held to maturity	—	209,770	—	—	209,770
Federal funds and resell agreements	—	87,018	—	—	87,018
Trading securities	400	516	3,072	24,476	28,464
Cash and due from banks	2,156,047	458,421	—	—	2,614,468
All other assets	16,279	—	—	480,981	497,260

Category totals	3,714,844	5,577,615	374,065	7,107,037	16,773,561

Risk-weighted totals	—	1,115,523	187,033	7,107,037	8,409,593
Off-balance-sheet items (risk-weighted)	—	3,148	1,107	1,028,166	1,032,421

Total risk-weighted assets	$—	$1,118,671	$188,140	$8,135,203	$9,442,014

	Tier1	Tier2	Total
Regulatory Capital
Shareholders’ equity	$1,506,065	$—	$1,506,065
Accumulated other comprehensive gains	32,641	—	32,641
Premium on purchased banks	(251,650)	—	(251,650)
Disallowed servicing assets and purchased credit card relationships	(1,956)	—	(1,956)
Allowance for loan losses (1)	—	76,915	76,915

Total capital	$1,285,100	$76,915	$1,362,015

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			13.61%
Total capital to risk-weighted assets			14.43%
Leverage ratio (Tier 1 to total average assets less goodwill and intangibles)			8.41%

(1)	Amount is inclusive of a reserve for off-balance sheet arrangements.

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8 on pages 82 and 83.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 19 below, as well as Note 14, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 89 through 91 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 19

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2013. The Company has no capital leases or long-term purchase obligations. Includes principal payments only.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$1,583,218	$1,583,218	$—	$—	$—
Short-term debt obligations	107	107	—	—	—
Long-term debt obligations	5,055	1,396	2,030	814	815
Operating lease obligations	62,250	7,986	13,696	12,153	28,415
Time open and C.D.’s	1,449,642	1,154,844	214,553	76,268	3,977

Total	$3,100,272	$2,747,551	$230,279	$89,235	$33,207

As of December 31, 2013, the Company’s total liabilities for unrecognized tax benefits were $5.0 million. The Company cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 16 to the consolidated financial statements for information regarding the liabilities associated with unrecognized tax benefits.

The table below (a continuation of Table 19 above) details the commitments, contingencies and guarantees for the Company as of December 31, 2013.

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$2,690,268	$387,123	$873,684	$695,836	$733,625
Commitments to extend credit under credit card loans	2,215,278	2,215,278	—	—	—
Commercial letters of credit	5,949	5,949	—	—	—
Standby letters of credit	356,054	240,251	91,102	24,476	225
Futures contracts	—	—	—	—	—
Forward contracts	21,525	21,525	—	—	—
Spot foreign exchange contracts	8,001	8,001	—	—	—

Total	$5,297,075	$2,878,127	$964,786	$720,312	$733,850

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

Accounting for Stock-Based Compensation

The amount of compensation recognized is based primarily on the value of the awards on the grant date. To value stock options, the Company uses the Black-Scholes model, which requires the input of several variables. The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Company’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the stock on the grant date is used to value awards of restricted stock. Forfeitures are estimated at the grant date and reduce the expense recognized. The forfeiture rate is adjusted annually based on experience. The value of the awards, adjusted for forfeitures, is amortized using the straight-line method over the requisite service period. Management of the Company believes that it is probable that all current performance-based awards will achieve the performance target. Please see the discussion of the “Accounting for Stock-Based Compensation” under Note 1 and Note 11 in the Notes to the Consolidated Financial Statements under Item 8 on pages 66 and 84.

Accounting for Uncertainty in Income Taxes

The Company is subject to income taxes in the U.S. federal and various states jurisdictions. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. The Company records the financial statement effects of an income tax position when it is more likely than not that the position will be sustained on the basis of technical merits. We recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The measurement of any unrecognized tax benefit is based on management’s best judgment. These liabilities may change as a result of changes in tax laws and regulations, interpretations of law by taxing authorities, and income tax examinations among other factors. Due to the complexity of these uncertainties, the ultimate resolution may differ from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 16 in the Notes to the Consolidated Financial Statements.

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

The Company’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and the most significant of which include available-for-sale, trading securities, and contingent consideration measured at fair value on a recurring basis.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Funds Management Committee (FMC) and approved by the Company’s Board of Directors. The FMC is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. The Company does not use hedges or swaps to manage interest rate risk except for limited use of futures contracts to offset interest rate risk on certain securities held in its trading portfolio and one fair value hedge as disclosed in Note 17 “Derivatives” to Company’s Consolidated Financial Statements.

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

Table 20 shows the expected net interest income increase or decrease over the next twelve months as of December 31, 2013 and 2012.

Table 20

MARKET RISK (in thousands)

	Net Interest Income
Rate Change in Basis Points	December 31, 2013 Amount of Change	December 31, 2012 Amount of Change
300	$11,794	$20,471
200	8,030	13,576
100	4,025	6,501
Static	—	—
(100)	N/A	N/A

The Company is positioned close to neutral with respect to interest rate changes and slightly positive in rising rate environments at December 31, 2013. Large increases in interest rates are projected to cause increases in net interest income with smaller changes having little impact. Due to the already low interest rate environment interest rates on liabilities are so low that there is little room for further rate reductions. The Company did not include a 100 basis point falling scenario. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase.

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

Table 21 is a static gap analysis, which presents the Company’s assets and liabilities, based on their repricing or maturity characteristics and reflecting principal amortization. Table 22 presents the break-out of fixed and variable rate loans by repricing or maturity characteristics for each loan class.

Table 21

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2013	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$3,554.5	$283.5	$475.3	$4,313.3	$1,978.7	$229.9	$6,521.9
Securities	655.7	249.9	460.5	1,366.1	3,803.0	1,853.6	7,022.7
Federal funds sold and resell agreements	87.0	—	—	87.0	—	—	87.0
Other	2,100.9	1.2	2.2	2,104.3	17.5	0.1	2,121.9

Total earning assets	$6,398.1	$534.6	$938.0	$7,870.7	$5,799.2	$2,083.6	$15,753.5

% of total earning assets	40.6%	3.4%	6.0%	50.0%	36.8%	13.2%	100.0%

Funding sources
Interest-bearing demand and savings	$1,365.4	$1,024.0	$2,048.0	$4,437.4	$209.3	$2,354.4	$7,001.1
Time deposits	706.6	214.3	233.9	1,154.8	290.8	4.0	1,449.6
Federal funds purchased and repurchase agreements	1,583.2	—	—	1,583.2	—	—	1,583.2
Borrowed funds	5.2	—	—	5.2	—	—	5.2
Noninterest-bearing sources	3,322.8	75.0	137.3	3,535.1	782.8	1,396.5	5,714.4

Total funding sources	$6,983.2	$1,313.3	$2,419.2	$10,715.7	$1,282.9	$3,754.9	$15,753.5

% of total earning assets	44.3%	8.3%	15.5%	68.1%	8.1%	23.8%	100.0%
Interest sensitivity gap	$(585.1)	$(778.7)	$(1,481.2)	$(2,845.0)	$4,516.3	$(1,671.3)
Cumulative gap	(585.1)	(1,363.8)	(2,845.0)	(2,845.0)	1,671.3	—
As a % of total earning assets	(3.7)%	(8.6)	(18.1)	(18.1)	10.6	—
Ratio of earning assets to funding sources	0.92	0.41	0.39	0.73	4.52	0.55

Cumulative ratio of Earning Assets 2013	0.92	0.84	0.73	0.73	1.14	1.00
to Funding Sources 2012	0.77	0.76	0.73	0.73	1.15	1.00

Table 22

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2013 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial	$2,165,580	$17,434	$—	$2,183,014
Commercial – Credit Card	103,270	—	—	103,270
Real Estate – Construction	86,075	8,454	—	94,529
Real Estate – Commercial	299,015	122,867	1,464	423,346
Real Estate – Residential	26,046	48,631	12,479	87,156
Real Estate – HELOC	10,069	—	—	10,069
Consumer – Credit Card	318,117	219	—	318,336
Consumer – Other	28,526	1,062	—	29,588
Leases	23,981	—	—	23,981

Total variable rate loans	3,060,679	198,667	13,943	3,273,289
Fixed Rate
Commercial	392,537	684,963	40,989	1,118,489
Commercial – Credit Card	—	—	—	—
Real Estate – Construction	25,299	26,384	6,663	58,346
Real Estate – Commercial	389,349	787,175	102,281	1,278,805
Real Estate – Residential	45,886	92,243	65,428	203,557
Real Estate – HELOC	383,915	172,090	54	556,059
Consumer – Credit Card	—	—	—	—
Consumer – Other	15,621	17,201	502	33,324
Leases	—	—	—	—

Total fixed rate loans	1,252,607	1,780,056	215,917	3,248,580

Total loans and loans held for sale	$4,313,286	$1,978,723	$229,860	$6,521,869

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

This account had a balance of $28.5 million as of December 31, 2013, compared to $55.8 million as of December 31, 2012.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial and construction real estate loans comprise only 28.4 percent of total loans at December 31, 2013, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses is discussed on pages 29 and 30. Also, please see Table 5 for a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of non-performing loans. Non-performing loans include both nonaccrual loans and restructured loans. The Company’s non-performing loans increased $2.6 million from December 31, 2012, and increased $2.5 million compared to December 31, 2011. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $1.3 million in other real estate owned as of December 31, 2013. There was $3.5 million of other real estate owned at December 31, 2012. Loans past due more than 90 days totaled $3.2 million at December 31, 2013, compared to $3.6 million at December 31, 2012.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $12.1 million of restructured loans at December 31, 2013, and $12.5 million at December 31, 2012.

Table 23 summarizes the various aspects of credit quality discussed above.

Table 23

LOAN QUALITY (in thousands)

	December 31
	2013		2012		2011		2010		2009
Nonaccrual loans	$19,305		$16,376		$22,650		$24,925		$21,263
Restructured loans on nonaccrual	11,401		11,727		2,931		217		2,000

Total non-performing loans	30,706		28,103		25,581		25,142		23,263
Other real estate owned	1,288		3,524		5,959		4,387		5,203

Total non-performing assets	$31,994		$31,627		$31,540		$29,529		$28,466

Loans past due 90 days or more	$3,218		$3,554		$5,998		$5,480		$8,319
Restructured loans accruing	665		752		3,089		—		—
Allowance for loans losses	74,751		71,426		72,017		73,952		64,139
Ratios
Non-performing loans as a % of loans	0.47%		0.49%		0.52%		0.55%		0.54%
Non-performing assets as a % of loans plus other real estate owned	0.49		0.56		0.64		0.64		0.66
Non-performing assets as a % of total assets	0.19		0.21		0.23		0.24		0.24
Loans past due 90 days or more as a % of loans	0.05		0.06		0.12		0.12		0.18
Allowance for Loan Losses as a % of loans	1.15		1.26		1.45		1.61		1.48
Allowance for Loan Losses as a multiple of non-performing loans	2.43	x	2.54	x	2.82	x	2.94	x	2.76	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.8 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. On October 17, 2013, an additional 585 thousand shares were issued with net proceeds of $30.2 million as a result of the underwriter’s exercising the overallotment of shares. The total increase in shareholder’s equity as a result of the common stock issuance was $231.4 million for the year-ended December 31, 2013. Management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2013, $5.9 billion, or 87.7 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.9 billion, or 85.6 percent, at December 31, 2012. However of these amounts, securities with a market value of $1.7 billion at December 31, 2013 and $1.8 billion at December 31, 2012 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2013, was $5.3 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at December 31, 2013.

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

To the Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

February 25, 2014

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2013	2012
ASSETS
Loans	$6,520,512	$5,686,749
Allowance for loan losses	(74,751)	(71,426)

Net loans	6,445,761	5,615,323
Loans held for sale	1,357	3,877
Investment securities:
Available for sale	6,762,411	6,937,463
Held to maturity (market value of $231,510 and $129,495, respectively)	209,770	114,756
Trading	28,464	55,764
Federal Reserve Bank stock and other	50,482	26,333

Total investment securities	7,051,127	7,134,316
Federal funds sold and securities purchased under agreements to resell	87,018	89,868
Interest-bearing due from banks	2,093,467	720,500
Cash and due from banks	521,001	667,774
Bank premises and equipment, net	249,689	244,600
Accrued income	78,216	69,749
Goodwill	209,758	209,758
Other intangibles	55,585	68,803
Other assets	118,873	102,628

Total assets	$16,911,852	$14,927,196

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,189,998	$4,920,581
Interest-bearing demand and savings	7,001,126	5,450,450
Time deposits under $100,000	491,792	540,269
Time deposits of $100,000 or more	957,850	742,065

Total deposits	13,640,766	11,653,365
Federal funds purchased and repurchase agreements	1,583,218	1,787,270
Short-term debt	107	—
Long-term debt	5,055	5,879
Accrued expenses and taxes	153,450	182,468
Other liabilities	23,191	18,869

Total liabilities	15,405,787	13,647,851

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 45,221,237 and 40,340,878 shares outstanding, respectively	55,057	55,057
Capital surplus	882,407	732,069
Retained earnings	884,630	787,015
Accumulated other comprehensive income	(32,640)	85,588
Treasury stock, 9,835,493 and 14,715,852 shares, at cost, respectively	(283,389)	(380,384)

Total shareholders’ equity	1,506,065	1,279,345

Total liabilities and shareholders’ equity	$16,911,852	$14,927,196

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2013	2012	2011
INTEREST INCOME
Loans	$229,665	$217,391	$219,076
Securities:
Available for sale—taxable interest	75,202	81,013	85,120
Available for sale—tax exempt interest	37,113	35,960	33,079
Held to maturity—tax exempt interest	3,286	2,264	1,687

Total securities income	115,601	119,237	119,886

Federal funds sold and resell agreements	193	121	102
Interest-bearing due from banks	1,918	1,789	3,284
Trading securities	964	1,147	1,305

Total interest income	348,341	339,685	343,653

INTEREST EXPENSE
Deposits	13,183	17,416	24,628
Federal funds purchased and repurchase agreements	1,739	1,884	1,712
Other	150	329	340

Total interest expense	15,072	19,629	26,680

Net interest income	333,269	320,056	316,973
Provision for loan losses	17,500	17,500	22,200

Net interest income after provision for loan losses	315,769	302,556	294,773

NONINTEREST INCOME
Trust and securities processing	265,948	225,094	208,392
Trading and investment banking	20,641	30,359	27,720
Service charges on deposit accounts	84,133	78,694	74,659
Insurance fees and commissions	3,727	4,095	4,375
Brokerage fees	11,470	11,105	9,950
Bankcard fees	62,031	60,567	59,767
Gains on sales of securities available for sale, net	8,542	20,232	16,125
Equity earnings on alternative investments	19,048	422	3
Other	16,293	27,554	13,341

Total noninterest income	491,833	458,122	414,332

NONINTEREST EXPENSE
Salaries and employee benefits	339,691	319,852	294,756
Occupancy, net	39,291	37,927	38,406
Equipment	49,207	43,465	42,728
Supplies and services	20,387	21,045	22,166
Marketing and business development	22,703	24,604	20,150
Processing fees	57,791	51,191	49,985
Legal and consulting	18,703	17,980	15,601
Bankcard	18,381	18,154	15,600
Amortization of other intangible assets	13,218	14,775	16,100
Regulatory fees	9,129	9,447	10,395
Class action litigation settlement	—	—	7,800
Other	35,677	32,014	29,059

Total noninterest expense	624,178	590,454	562,746

Income before income taxes	183,424	170,224	146,359
Income tax expense	49,459	47,507	39,887

Net income	$133,965	$122,717	$106,472

PER SHARE DATA
Net income—basic	$3.25	$3.07	$2.66
Net income—diluted	3.20	3.04	2.64
Weighted average shares outstanding	41,275,839	40,034,428	40,034,435

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31
	2013	2012	2011
Net income	$133,965	$122,717	$106,472
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding (losses) gains, net	(178,500)	27,164	104,204
Less: Reclassifications adjustment for gains included in net income	(8,542)	(20,232)	(16,125)

Change in unrealized (losses) gains on securities during the period	(187,042)	6,932	88,079
Income tax benefit (expense)	68,814	(2,443)	(32,445)

Other comprehensive (loss) income	(118,228)	4,489	55,634

Comprehensive income	$15,737	$127,206	$162,106

See Notes to Consolidated Financial Statements.

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2011	$55,057	$718,306	$623,415	$25,465	$(361,383)	$1,060,860

Total comprehensive income			106,472	55,634		162,106
Cash Dividends ($0.79 per share)	—	—	(31,964)	—	—	(31,964)
Purchase of treasury stock	—	—	—	—	(9,142)	(9,142)
Issuance of equity awards	—	(2,244)	—	—	2,484	240
Recognition of equity based compensation	—	6,510	—	—	—	6,510
Net tax benefit related to equity compensation plans	—	79	—	—	—	79
Sale of treasury stock	—	295	—	—	315	610
Exercise of stock options	—	353	—	—	1,480	1,833

Balance December 31, 2011	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132

Total comprehensive income			122,717	4,489		127,206
Cash Dividends ($0.83 per share)	—	—	(33,625)	—	—	(33,625)
Purchase of treasury stock	—	—	—	—	(20,419)	(20,419)
Issuance of equity awards	—	(1,911)	—	—	2,156	245
Recognition of equity based compensation	—	6,917	—	—	—	6,917
Net tax benefit related to equity compensation plans	—	359	—	—	—	359
Sale of treasury stock	—	587	—	—	389	976
Exercise of stock options	—	2,818	—	—	3,736	6,554

Balance December 31, 2012	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345

Total comprehensive income			133,965	(118,228)		15,737
Cash Dividends ($0.87 per share)	—	—	(36,350)	—	—	(36,350)
Purchase of treasury stock	—	—	—	—	(3,501)	(3,501)
Issuance of equity awards	—	(1,651)	—	—	2,101	450
Recognition of equity based compensation	—	7,936	—	—	—	7,936
Net tax benefit related to equity compensation plans	—	1,224	—	—	—	1,224
Sale of treasury stock	—	520	—	—	256	776
Exercise of stock options	—	3,986	—	—	5,032	9,018
Common stock issuance	—	138,323	—	—	93,107	231,430

Balance December 31, 2013	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$133,965	$122,717	$106,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,500	17,500	22,200
Depreciation and amortization	44,221	40,847	42,931
Deferred income tax (benefit) expense	(5,123)	3,675	(197)
Net decrease (increase) in trading securities and other earning assets	8,252	2,378	(15,662)
Gains on sales of securities available for sale	(8,542)	(20,232)	(16,125)
(Gains) losses on sales of assets	(1,431)	(904)	175
Amortization of securities premiums, net of discount accretion	53,248	50,435	44,909
Originations of loans held for sale	(118,418)	(237,997)	(204,099)
Net gains on sales of loans held for sale	(887)	(2,010)	(1,598)
Proceeds from sales of loans held for sale	121,825	246,345	209,896
Issuance of equity awards	450	245	240
Equity based compensation	7,936	6,917	6,510
Changes in:
Accrued income	(8,467)	6,248	656
Accrued expenses and taxes	61,092	8,376	16,990
Other assets and liabilities, net	(10,423)	(20,796)	(255)

Net cash provided by operating activities	295,198	223,744	213,043

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	34,033	9,756	8,814
Proceeds from sales of securities available for sale	685,031	1,016,129	1,012,068
Proceeds from maturities of securities available for sale	1,495,867	1,691,293	1,561,960
Purchases of securities held to maturity	(135,598)	(39,642)	(34,788)
Purchases of securities available for sale	(2,238,238)	(3,561,042)	(3,008,900)
Net increase in loans	(844,993)	(738,343)	(407,232)
Net decrease (increase) in fed funds sold and resell agreements	2,850	(23,790)	169,098
Net (increase) decrease in interest bearing balances due from other financial institutions	(10,160)	129,076	20,117
Purchases of bank premises and equipment	(38,313)	(44,038)	(35,557)
Net cash received (paid) for acquisitions	26,087	17,597	(8,134)
Proceeds from sales of bank premises and equipment	2,586	1,473	182

Net cash used in investing activities	(1,020,848)	(1,541,531)	(722,372)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,800,207	1,737,072	1,286,818
Net increase (decrease) in time deposits	159,639	(272,627)	(145,648)
Net decrease in fed funds purchased and repurchase agreements	(204,052)	(163,557)	(133,515)
Net change in short-term debt	(407)	(12,000)	(22,020)
Proceeds from long-term debt	1,000	1,029	500
Repayment of long-term debt	(1,310)	(1,679)	(4,055)
Payment of contingent consideration on acquisitions	(16,172)	(17,371)	(8,316)
Cash dividends paid	(36,168)	(33,787)	(31,801)
Net tax benefit related to equity compensation plans	1,224	359	79
Common stock issuance	231,430	—	—
Proceeds from exercise of stock options and sales of treasury shares	9,794	7,530	2,443
Purchases of treasury stock	(3,501)	(20,419)	(9,142)

Net cash provided by financing activities	1,941,684	1,224,550	935,343

Increase (decrease) in cash and due from banks	1,216,034	(93,237)	426,014
Cash and due from banks at beginning of year	1,366,394	1,459,631	1,033,617

Cash and due from banks at end of year	$2,582,428	$1,366,394	$1,459,631

Supplemental disclosures:
Income taxes paid	$46,445	$44,074	$41,041
Total interest paid	15,823	20,975	28,148

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UMB Financial Corporation (the Company) is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Wisconsin, Utah, Texas, and Massachusetts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits issued by other financial institutions are included in interest-bearing due from banks. The amounts due from the Federal Reserve Bank presented in the table below are considered cash and cash equivalents. The amounts due from certificates of deposit totaled $30.7 million and $21.9 million at December 31, 2013 and 2012, respectively.

This table provides a summary of cash and due from banks as presented on the Consolidated Statement of Cash Flows as of December 31, 2013 and 2012 (in thousands):

	Year Ended December 31
	2013	2012
Due from the Federal Reserve	$2,061,427	$698,620
Cash and due from banks	521,001	667,774

Cash and due from banks at end of year	$2,582,428	$1,366,394

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

The Company maintains a reserve, separate from the allowance for loan losses, to address the risk of loss associated with loan contingencies, which is included in the accrued expenses and taxes line item in the Consolidated Balance Sheet. In order to maintain the reserve for off-balance sheet items at an appropriate level, a provision to increase or reduce the reserve is included in the Company’s Consolidated Statements of Income. The level of the reserve will be adjusted as needed to maintain the reserve at a specified level in relation to contingent loan risk. The risk of loss arising from un-funded loan commitments has been assessed by dividing the contingencies into pools of similar loan commitments and by applying two factors to each pool. The gross amount of contingent exposure is first multiplied by a potential use factor to estimate the degree to which the unused commitments might reasonably be expected to be used in a time of high usage. The resultant figure is then multiplied by a factor to estimate the risk of loss assuming funding of these loans. The potential loss estimates for each segment of the portfolio are added to arrive at a total potential loss estimate that is used to set the reserve.

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

Equity-method investments

The Company accounts for certain other investments using equity-method accounting. For non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag. When transparency in pricing exists, other investments are considered marketable equity-method investments. For marketable equity-method investments, the Company recognizes its proportionate share of income or loss as of the date of the Company’s financial statements.

Goodwill and Other Intangibles

Goodwill is tested for impairment annually and more frequently whenever events or changes in circumstance indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. During the quarter ended December 31, 2012, the Company changed its goodwill testing date from November 30 to October 1. The selection of October 1 as the annual testing date was preferable as the Company will have more time and greater availability of accounting resources because the new testing date is two months earlier relative to the fiscal year-end close and reporting process. As a result of the change in the annual goodwill impairment testing date, the Company completed a test as of October 1, 2012 and no more than 12 months elapsed between annual tests. The change in accounting principle related to changing the annual goodwill impairment testing date did not accelerate, delay, or cause an impairment charge. Due to the significant judgments and estimates that are utilized in the goodwill impairment test, the Company determined it was impracticable to objectively determine, without the use of hindsight, the assumptions that would have been used as of each October 1 for periods before October 1, 2012. As such, the Company prospectively applied the change in the annual goodwill impairment testing date from October 1, 2012.

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

No goodwill impairments were recognized in 2013, 2012, or 2011. Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate. No intangible asset impairments were recognized in 2013, 2012, or 2011. The Company does not have any indefinite lived intangible assets.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method. Bank premises are depreciated over 15 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Gains and losses from the sale of bank premises and equipment are included in other noninterest income.

Impairment of Long-Lived Assets

Long-lived assets, including premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value. No impairments were recognized in 2013, 2012, or 2011.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet. During 2013, the Company accrued an immaterial amount in interest and penalties, and as of December 31, 2013, has recognized an immaterial liability for interest and penalties related to the unrecognized tax benefits.

Derivatives

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, one of the Company’s derivatives is designated in a qualifying hedging relationship. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s derivatives are recognized directly in earnings.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 562,741; 398,939; and 275,522 shares issuable upon the exercise of stock options granted by the Company at December 31, 2013, 2012, and 2011, respectively.

Options issued under employee benefit plans to purchase 504,938 and 879,588 shares of common stock were outstanding at December 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

Investment Companies    In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” for investment companies. The amendments changed the assessment of whether an entity is an investment company by requiring an entity to possess certain fundamental characteristics, while allowing judgment in assessing other typical characteristics. The ASU is effective January 1, 2014, and the Company does not anticipate a change in the status of any subsidiary, or a change in the accounting applied to a subsidiary, under the new guidelines.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. The Company requires an appraisal of the collateral be made at origination and on an as-needed basis, in conformity with current market conditions and regulatory requirements. The underwriting standards address both owner and non-owner occupied real estate.

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

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,107	$135	$8,042	$10,284	$3,291,219	$3,301,503
Commercial—credit card	362	82	38	482	102,788	103,270
Real estate:
Real estate—construction	186	—	934	1,120	151,755	152,875
Real estate—commercial	3,611	344	19,213	23,168	1,678,983	1,702,151
Real estate—residential	1,257	13	868	2,138	287,218	289,356
Real estate—HELOC	880	6	210	1,096	565,032	566,128
Consumer:
Consumer—credit card	3,230	2,448	1,031	6,709	311,627	318,336
Consumer—other	1,727	190	370	2,287	60,625	62,912
Leases	—	—	—	—	23,981	23,981

Total loans	$13,360	$3,218	$30,706	$47,284	$6,473,228	$6,520,512

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$5,170	$93	$14,122	$19,385	$2,854,309	$2,873,694
Commercial—credit card	561	43	61	665	103,655	104,320
Real estate:
Real estate—construction	3,750	—	1,263	5,013	73,473	78,486
Real estate—commercial	3,590	113	8,170	11,873	1,423,938	1,435,811
Real estate—residential	1,371	49	666	2,086	210,277	212,363
Real estate—HELOC	1,324	50	225	1,599	572,324	573,923
Consumer:
Consumer—credit card	2,989	2,955	2,285	8,229	326,289	334,518
Consumer—other	1,116	251	1,311	2,678	51,872	54,550
Leases	—	—	—	—	19,084	19,084

Total loans	$19,871	$3,554	$28,103	$51,528	$5,635,221	$5,686,749

The Company sold $121.8 million, $246.3 million, and $209.9 million of residential real estate and student loans without recourse during the periods ended December 31, 2013, 2012, and 2011 respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $30.7 million and $28.1 million at December 31, 2013 and 2012, respectively. Restructured loans totaled $12.1 million and $12.5 million at December 31, 2013 and 2012, respectively. Loans 90 days past due and still accruing interest amounted to $3.2 million and $3.6 million at December 31, 2013 and 2012, respectively. There was an insignificant amount of interest recognized on impaired loans during 2013, 2012, and 2011.

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

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2013 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2013	2013	2013
Non-watch list	$3,041,224	$151,359	$1,565,894
Watch	110,932	210	76,647
Special Mention	78,064	—	19,876
Substandard	71,283	1,306	39,734

Total	$3,301,503	$152,875	$1,702,151

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial– credit card	Real estate- residential	Real estate- HELOC
	2013	2013	2013
Performing	$103,232	$288,488	$565,918
Non-performing	38	868	210

Total	$103,270	$289,356	$566,128

	Consumer- credit card	Consumer- other	Leases
	2013	2013	2013
Performing	$317,305	$62,542	$23,981
Non-performing	1,031	370	—

Total	$318,336	$62,912	$23,981

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2012 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2012	2012	2012
Non-watch list	$2,670,925	$75,631	$1,325,460
Watch	98,636	518	63,278
Special Mention	29,462	14	11,613
Substandard	74,671	2,323	35,460

Total	$2,873,694	$78,486	$1,435,811

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial– credit card	Real estate- residential	Real estate- HELOC
	2012	2012	2012
Performing	$104,259	$211,697	$573,698
Non-performing	61	666	225

Total	$104,320	$212,363	$573,923

	Consumer- credit card	Consumer- other	Leases
	2012	2012	2012
Performing	$332,233	$53,239	$19,084
Non-performing	2,285	1,311	—

Total	$334,518	$54,550	$19,084

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of impaired loans. Loans are classified based on an internal risk grading process that evaluates the obligor’s ability to repay, the underlying collateral, if any, and the economic environment and industry in which the borrower operates. When a loan is considered impaired, the loan is analyzed to determine the need, if any, to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk ranking of the loan and economic conditions affecting the borrower’s industry.

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,390	$15,506	$12,470	$60	$71,426
Charge-offs	(4,748)	(775)	(12,131)	—	(17,654)
Recoveries	867	77	2,535	—	3,479
Provision	9,377	534	7,573	16	17,500

Ending Balance	$48,886	$15,342	$10,447	$76	$74,751

Ending Balance: individually evaluated for impairment	$2,882	$1,370	$—	$—	$4,252
Ending Balance: collectively evaluated for impairment	46,004	13,972	10,447	76	70,499
Loans:
Ending Balance: loans	$3,404,773	$2,710,510	$381,248	$23,981	$6,520,512
Ending Balance: individually evaluated for impairment	14,635	15,543	11	—	30,189
Ending Balance: collectively evaluated for impairment	3,390,138	2,694,967	381,237	23,981	6,490,323

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$37,927	$20,486	$13,593	$11	$72,017
Charge-offs	(8,446)	(932)	(12,678)	—	(22,056)
Recoveries	1,136	28	2,801	—	3,965
Provision	12,773	(4,076)	8,754	49	17,500

Ending Balance	$43,390	$15,506	$12,470	$60	$71,426

Ending Balance: individually evaluated for impairment	$1,393	$781	$—	$—	$2,174
Ending Balance: collectively evaluated for impairment	41,997	14,725	12,470	60	69,252
Loans:
Ending Balance: loans	$2,978,014	$2,300,583	$389,068	$19,084	$5,686,749
Ending Balance: individually evaluated for impairment	15,057	11,203	49	—	26,309
Ending Balance: collectively evaluated for impairment	2,962,957	2,289,380	389,019	19,084	5,660,440

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$39,138	$18,557	$16,243	$14	$73,952
Charge-offs	(12,693)	(532)	(15,438)	—	(28,663)
Recoveries	813	32	3,683	—	4,528
Provision	10,669	2,429	9,105	(3)	22,200

Ending Balance	$37,927	$20,486	$13,593	$11	$72,017

Ending Balance: individually evaluated for impairment	$3,662	$268	$—	$—	$3,930
Ending Balance: collectively evaluated for impairment	34,266	20,217	13,593	11	68,087
Loans:
Ending Balance: loans	$2,330,156	$2,198,063	$428,290	$3,834	$4,960,343
Ending Balance: individually evaluated for impairment	11,061	12,468	23	—	23,552
Ending Balance: collectively evaluated for impairment	2,319,095	2,185,595	428,267	3,834	4,936,791

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$17,227	$3,228	$11,407	$14,635	$2,882	$14,791
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	1,408	810	—	933	—	1,186
Real estate—commercial	14,686	5,305	123	13,523	94	10,506
Real estate—residential	1,317	1,087	8,218	1,087	1,276	1,122
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	12	11	—	11	—	34
Leases	—	—	—	—	—	—

Total	$34,650	$10,441	$19,748	$30,189	$4,252	$27,639

This table provides an analysis of impaired loans by class for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$22,453	$12,119	$2,938	$15,057	$1,393	$13,287
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	276	276	—	276	—	118
Real estate—commercial	9,334	6,777	2,213	8,990	733	9,925
Real estate—residential	2,357	1,714	223	1,937	48	2,622
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	51	49	—	49	—	43
Leases	—	—	—	—	—	—

Total	$34,471	$20,935	$5,374	$26,309	$2,174	$25,995

This table provides an analysis of impaired loans by class for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$14,368	$2,940	$8,121	$11,061	$3,662	$8,038
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	90	50	—	50	—	15
Real estate—commercial	9,323	7,983	1,247	9,230	226	7,000
Real estate—residential	3,568	2,329	859	3,188	42	2,312
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	23	23	—	23	—	28
Leases	—	—	—	—	—	—

Total	$27,372	$13,325	$10,227	$23,552	$3,930	$17,393

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (TDR) when a concession had been granted to a debtor experiencing financial difficulties. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company’s restructured loans are individually evaluated for impairment and evaluated as part of the allowance for loan loss as described above in the Allowance for Loan Losses section of this note.

The Company had $347 thousand and $534 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s as of December 31, 2013 and December 31, 2012, respectively. The Company made no TDR’s in the last 12 months that had payment defaults for the year ended December 31, 2013.

This table provides a summary of loans restructured by class during the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	2	$1,128	$1,066	7	$9,800	$9,775
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	—	—	—	—	—	—
Real estate—commercial	1	937	937	1	54	54
Real estate—residential	—	—	—	—	—	—
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	3	$2,065	$2,003	8	$9,854	$9,829

4.  SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2013 and 2012 (in thousands):

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$110,789	$284	$(873)	$110,200
U.S. Agencies	1,258,176	2,793	(3,306)	1,257,663
Mortgage-backed	2,984,963	23,942	(64,339)	2,944,566
State and political subdivisions	2,003,509	23,493	(31,756)	1,995,246
Corporates	457,275	902	(3,441)	454,736

Total	$6,814,712	$51,414	$(103,715)	$6,762,411

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$116,856	$1,166	$(171)	$117,851
U.S. Agencies	1,019,640	6,597	(122)	1,026,115
Mortgage-backed	3,480,006	78,600	(2,413)	3,556,193
State and political subdivisions	1,842,715	51,341	(1,372)	1,892,684
Corporates	337,706	1,945	(764)	338,887
Commercial Paper	5,733	—	—	5,733

Total	$6,802,656	$139,649	$(4,842)	$6,937,463

The following table presents contractual maturity information for securities available for sale at December 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$523,655	$525,831
Due after 1 year through 5 years	2,377,330	2,387,937
Due after 5 years through 10 years	757,277	746,052
Due after 10 years	171,487	158,025

Total	3,829,749	3,817,845
Mortgage-backed securities	2,984,963	2,944,566

Total securities available for sale	$6,814,712	$6,762,411

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $0.7 billion and $1.0 billion for 2013 and 2012, respectively. Securities transactions resulted in gross realized gains of $8.7 million for 2013, $20.2 million for 2012, and $16.2 million for 2011. The gross realized losses were $200 thousand for 2013, $30 thousand for 2012, and $70 thousand for 2011.

Securities available for sale and held to maturity with a market value of $5.9 billion for both December 31, 2013, and December 31, 2012, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.7 billion at December 31, 2013 and $1.8 billion at December 31, 2012 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012 (in thousands).

2013	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$39,822	$(873)	$—	$—	$39,822	$(873)
U.S. Agencies	675,509	(3,130)	9,824	(176)	685,333	(3,306)
Mortgage-backed	1,945,964	(60,719)	89,147	(3,620)	2,035,111	(64,339)
State and political subdivisions	662,225	(25,064)	87,061	(6,692)	749,286	(31,756)
Corporates	271,834	(2,458)	41,522	(983)	313,356	(3,441)
Commercial Paper	—	—	—	—	—	—

Total temporarily- impaired debt securities available for sale	$3,595,354	$(92,244)	$227,554	$(11,471)	$3,822,908	$(103,715)

2012	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$29,747	$(171)	$—	$—	$29,747	$(171)
U.S. Agencies	295,747	(122)	—	—	295,747	(122)
Mortgage-backed	398,384	(2,413)	—	—	398,384	(2,413)
State and political subdivisions	132,951	(1,358)	2,604	(14)	135,555	(1,372)
Corporates	178,564	(764)	—	—	178,564	(764)
Commercial Paper	5,733	—	—	—	5,733	—

Total temporarily-impaired debt securities available for sale	$1,041,126	$(4,828)	$2,604	$(14)	$1,043,730	$(4,842)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2013 and 2012 (in thousands):

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$209,770	$21,740	$—	$231,510

2012
State and political subdivisions	$114,756	$14,739	$—	$129,495

The following table presents contractual maturity information for securities held to maturity at December 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$40	$44
Due after 1 year through 5 years	31,387	34,640
Due after 5 years through 10 years	97,929	108,078
Due after 10 years	80,414	88,748

Total securities held to maturity	$209,770	$231,510

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2013, 2012, or 2011.

Trading Securities

The net unrealized gains on trading securities at December 31, 2013, 2012, and 2011 were $151 thousand, $403 thousand, and $571 thousand, respectively. Net unrealized gains/losses were included in trading and investment banking income on the consolidated statements of income.

Federal Reserve Bank Stock and Other Securities

The table below provides detailed information for Federal Reserve Bank stock and other securities at December 31, 2013 and 2012 (in thousands):

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Reserve Bank stock	$16,279	$—	$—	$16,279
Other securities—marketable	20	16,612	—	16,632
Other securities—non-marketable	17,139	432	—	17,571

Total Federal Reserve Bank stock and other	$33,438	$17,044	$—	$50,482

2012
Federal Reserve Bank stock	$11,779	$—	$—	$11,779
Other securities—non-marketable	14,281	273	—	14,554

Total Federal Reserve Bank stock and other	$26,060	$273	$—	$26,333

Federal Reserve Bank stock is based on the capital structure of the investing bank and is carried at cost. Other marketable and non-marketable securities include Prairie Capital Management alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $16.6 million at December 31, 2013. The fair value of other non-marketable securities includes alternative investment securities of $4.7 million at December 31, 2013 and $2.2 million at December 31, 2012. Unrealized gains or losses on alternative investments are recognized in the Equity Earnings on Alternative Investments line of the Company’s Consolidated Statements of Income. Unrealized gains on alternative investments of $422 thousand were recorded in the other noninterest income line of the Company’s Consolidated Statements of Income in the previously filed Form 10-K for the year-ended December 31, 2012. This amount was moved to Equity Earnings on Alternative Investments line of the Company’s Consolidated Statements of Income within this filing to conform to the current year presentation.

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $75.2 million and $57.2 million at December 31, 2013 and 2012, respectively. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2013 and 2012, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2013	2012
Balance—beginning of year	$480,291	$266,869
New loans	149,709	487,455
Repayments	(136,627)	(274,033)

Balance—end of year	$493,373	$480,291

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the periods ended December 31, 2013 and December 31, 2012 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2012	$144,109	$47,529	$19,476	$211,114
Goodwill disposals during period	(1,356)	—	—	(1,356)

Balances as of December 31, 2012	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2013	$142,753	$47,529	$19,476	$209,758

Following are the intangible assets that continue to be subject to amortization as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$31,674	$4,823
Customer relationships	103,960	54,062	49,898
Other intangible assets	3,247	2,383	864

Total intangible assets	$143,704	$88,119	$55,585

	As of December 31, 2012
Core deposit intangible assets	$36,497	$30,403	$6,094
Customer relationships	103,960	42,399	61,561
Other intangible assets	3,247	2,099	1,148

Total intangible assets	$143,704	$74,901	$68,803

Amortization expense for the years ended December 31, 2013, 2012, and 2011 was $13.2 million, $14.8 million and $16.1 million, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2014	$12,146
For the year ending December 31, 2015	9,550
For the year ending December 31, 2016	8,342
For the year ending December 31, 2017	7,098
For the year ending December 31, 2018	4,908

8.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31
	2013	2012
Land	$44,731	$45,578
Buildings and leasehold improvements	300,175	295,147
Equipment	124,992	121,979
Software	121,974	105,284

	591,872	567,988
Accumulated depreciation	(247,519)	(237,054)
Accumulated amortization	(94,664)	(86,334)

Bank premises and equipment, net	$249,689	$244,600

Consolidated rental and operating lease expenses were $10.9 million in 2013, $10.8 million in 2012, and $10.1 million in 2011. Consolidated bank premises and equipment depreciation and amortization expenses were $31.0 million in 2013, $26.1 million in 2012, and $26.8 million in 2011.

Minimum future rental commitments as of December 31, 2013, for all non-cancelable operating leases are as follows (in thousands):

2014	$7,986
2015	7,291
2016	6,405
2017	6,193
2018	5,960
Thereafter	28,415

Total	$62,250

9.  BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31
	2013	2012
Short-term debt:
Federal Home Loan Bank 5.89% due 2014	$107	$—

Total short-term debt	107	—

Long-term debt:
Federal Home Loan Bank 5.89% due 2014	—	514
Kansas Equity Fund IV, L.P. 0% due 2017	173	297
Kansas Equity Fund V, L.P. 0% due 2017	176	232
Kansas Equity Fund VI, L.P. 0% due 2017	369	499
Kansas Equity Fund IX, L.P. 0% due 2023	408	462
Kansas Equity Fund X, L.P. 0% due 2021	469	495
Kansas City Equity Fund 2007, L.L.C. 0% due 2016	162	308
Kansas City Equity Fund 2008, L.L.C. 0% due 2016	290	431
Kansas City Equity Fund 2009, L.L.C. 0% due 2017	504	637
St. Louis Equity Fund 2005 L.L.C. 0% due 2014	—	10
St. Louis Equity Fund 2006 L.L.C. 0% due 2014	—	32
St. Louis Equity Fund 2007 L.L.C. 0% due 2016	179	325
St. Louis Equity Fund 2008 L.L.C. 0% due 2016	310	460
St. Louis Equity Fund 2009 L.L.C. 0% due 2017	544	695
St. Louis Equity Fund 2012 L.L.C. 0% due 2020	481	482
MHEG Community Fund 41, L.P. 0% due 2024	990	—

Total long-term debt	5,055	5,879

Total borrowed funds	$5,162	$5,879

Aggregate annual repayments of long-term debt at December 31, 2013, are as follows (in thousands):

2014	$1,396
2015	1,175
2016	855
2017	475
2018	339
Thereafter	815

Total	$5,055

All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

The Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company currently has no outstanding balance on this line of credit.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2013, was $1.6 billion (with accrued interest payable of $8 thousand). The amount outstanding at December 31, 2012, was $1.8 billion (with accrued interest payable of $16 thousand).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2013 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$6,351	$6,351	0.01%
2 to 30 days	1,582,462	1,563,783	0.19
Over 90 Days	251	250	0.00

Total	$1,589,064	$1,570,384	0.19%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the Federal Reserve Bank as required by law. During 2013, this amount averaged $639.7 million, compared to $467.6 million in 2012.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2013, the Company is required to have minimum tier 1 and total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 13.61% and 14.43%, respectively. The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2013, was 8.41%.

As of December 31, 2013, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based and tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In July 2013 the Federal Reserve approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-

weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations will be required on January 1, 2015. The Company believes its current capital ratios are higher than those required in the final rule.

In addition, under amendments to the BHCA effected by the Dodd-Frank Act and commonly known as the Volcker Rule, the Company and its subsidiaries are subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely focused on purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-term resale, benefitting from actual or expected short-term price movements, or realizing short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act. The Company is currently assessing the impact to its businesses of the final regulation implementing the Volcker Rule, which was issued in December 2013, and have until July 21, 2015, to fully conform its activities.

Actual capital amounts as well as required and well-capitalized tier 1, total and tier 1 Leverage ratios as of December 31, for the Company and its banks are as follows (in thousands):

	2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$1,285,100	13.61%	$377,681	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	1,095,446	11.73	373,509	4.00		560,264	6.00
Total Capital:
UMB Financial Corporation	1,362,015	14.43	755,361	8.00		N/A	N/A
UMB Bank, n. a.	1,172,361	12.56	747,018	8.00		933,773	10.00
Tier 1 Leverage:
UMB Financial Corporation	1,285,100	8.41	611,206	4.00		N/A	N/A
UMB Bank, n. a.	1,095,446	7.21	608,148	4.00		760,185	5.00

	2012
Tier 1 Capital:
UMB Financial Corporation	$926,465	11.05%	$335,449	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	875,645	10.54	332,363	4.00		498,544	6.00
Total Capital:
UMB Financial Corporation	999,757	11.92	670,898	8.00		N/A	N/A
UMB Bank, n. a.	948,937	11.42	664,726	8.00		830,907	10.00
Tier 1 Leverage:
UMB Financial Corporation	926,465	6.81	544,564	4.00		N/A	N/A
UMB Bank, n. a.	875,645	7.58	462,152	4.00		577,690	5.00

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $2.5 million in March 2014, for 2013. A $2.5 million contribution was paid in 2013, for 2012. A $2.0 million contribution was paid in 2012, for 2011.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $5.1 million in 2013, for 2012 and $4.5 million in 2012, for 2011. The Company anticipates making a matching contribution of $5.4 million in March 2014, for 2013.

The Company recognized $2.0 million, $2.3 million, and $2.1 million in expense related to outstanding stock options and $5.9 million, $4.6 million, and $4.4 million in expense related to outstanding restricted stock grants for the years ended December 31, 2013, 2012, and 2011, respectively. The Company has $4.5 million of unrecognized compensation expense related to the outstanding options and $12.4 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2013.

2002 Incentive Stock Option Plan

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2 million common shares of the Company. All options that are issued under the 2002 Plan are in effect for 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option is in effect for five years). All options issued prior to 2005, under the 2002 Plan, could not be exercised until at least four years 11 months after the date they are granted. Options issued in 2006, 2007, and 2008 under the 2002 Plan, have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and eleven months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, compensation expense is recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. On January 25, 2011, the Board of Directors amended and froze the 2002 Plan such that no shares of Company stock shall thereafter be available for grants under the 2002 Plan. Existing awards granted under the 2002 Plan will continue in accordance with their terms under the 2002 Plan. The plan expired without modification on April 17, 2012.

The table below discloses the information relating to option activity in 2013, under the 2002 Plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2012	492,849	34.71
Granted	—	—
Canceled	(16,359)	35.13
Exercised	(134,999)	31.26

Outstanding—December 31, 2013	341,491	36.05	3.0	$9,640,274

Exercisable—December 31, 2013	341,491	36.05

Exercisable and expected to be exercisable— December 31, 2013	341,491	36.05	3.0	$9,640,274

No options were granted under the 2002 Plan during 2011, 2012 or 2013. The total intrinsic value of options exercised during the year ended December 31, 2013, 2012, and 2011 was $3.4 million, $2.0 million, and $1.1 million, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to the nonvested shares.

Long-Term Incentive Compensation Plan

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

At the April 23, 2013 shareholders’ meeting, the shareholders approved amendments to the LTIP Plan, including increasing the shares of the Company’s stock reserved under the Plan from 5.25 million shares to 7.44 million shares. Additionally, the shareholders approved increasing the maximum benefits any one eligible employee may receive under the plan during any one fiscal year from $1 million to $2 million taking into account the value of all stock options and restricted stock received.

The service-based restricted stock grants contain a service requirement with varying vesting schedules. The majority of these grants utilize a vesting schedule in which 50 percent of the shares vest after three years of service, 75 percent after four years of service and 100 percent after five years of service. The remainder of these grants utilize vesting schedules in which the grants vest ratably over three years or contain a three-year cliff vesting.

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

The table below discloses the status of the service-based restricted shares during 2013:

Service-Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2012	372,296	$40.55
Granted	166,726	47.60
Canceled	(27,703)	41.92
Vested	(84,397)	38.64

Nonvested—December 31, 2013	426,922	$43.58

As of December 31, 2013, there was $10.9 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 2.9 years. Total fair value of shares vested during the year ended December 31, 2013, 2012, and 2011 was $4.3 million, $2.3 million, and $2.0 million respectively.

The table below discloses the status of the performance-based restricted shares during 2013:

Performance-Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2012	114,140	$40.02
Granted	37,771	45.58
Canceled	(4,600)	42.67
Vested	(35,114)	37.84

Nonvested—December 31, 2013	112,197	$42.46

As of December 31, 2013, there was $1.5 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.7 years. Total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $1.6 million, $1.3 million and $1.5 million, respectively.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to non-qualified option activity in 2013 under the LTIP:

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2012	1,246,111	$38.97
Granted	281,299	45.59
Canceled	(55,149)	41.98
Exercised	(130,236)	36.74

Outstanding—December 31, 2013	1,342,025	40.45	6.4	$31,974,269

Exercisable—December 31, 2013	476,815	37.76

Exercisable and expected to be exercisable—December 31, 2013	1,274,383	$40.37	6.3	$30,473,151

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

Black-Scholes pricing model:	2013	2012	2011
Weighted average fair value of the granted options	$10.18	$8.83	$9.73
Weighted average risk-free interest rate	1.49%	1.14%	2.65%
Expected option life in years	6.25	6.25	6.25
Expected volatility	26.36%	27.02%	24.54%
Expected dividend yield	1.83%	1.95%	1.80%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant-date fair value of options granted during the years 2013, 2012, and 2011 was $10.18, $8.83, and $9.73. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $2.4 million, $1.3 million and $476 thousand, respectively. As of December 31, 2013, there was $4.5 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.3 years.

Cash received from options exercised under all share based compensation plans was $9.0 million, $6.6 million, and $1.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The tax benefit realized for stock options exercised was $1.2 million in 2013, $359 thousand in 2012 and $79 thousand in 2011.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases to satisfy stock option exercise activity. See a description of the Company’s share repurchase plan in Note 13 to the Consolidated Financial Statements provided in Item 8, page 89 of this report.

12.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The Business Segments were redefined during the first quarter of 2012 to reflect how executive management responsibilities were changed for each of the core businesses, the products and services provided and the types of customers served, and how financial information is evaluated by management. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. In 2011, the Business Segments were Commercial Financial Services, Institutional Financial Services, and Personal Financial Services. For comparability purposes, amounts in all periods presented are based on methodologies in effect at December 31, 2013. Previously reported results have been reclassified to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows (in thousands):

	Year Ended December 31, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$285,112	$45,832	$(32)	$2,357	$333,269
Provision for loan losses	5,112	12,388	—	—	17,500
Noninterest income	210,535	74,223	126,442	80,633	491,833
Noninterest expense	376,365	86,746	88,336	72,731	624,178

Income before taxes	114,170	20,921	38,074	10,259	183,424
Income tax expense	28,532	6,732	10,011	4,184	49,459

Net income	$85,638	$14,189	$28,063	$6,075	$133,965

Average assets	$11,148,000	$1,785,000	$79,000	$2,019,000	$15,031,000

	Year Ended December 31, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$274,843	$43,350	$2	$1,861	$320,056
Provision for loan losses	9,267	8,233	—	—	17,500
Noninterest income	214,595	67,887	100,051	75,589	458,122
Noninterest expense	381,585	69,095	70,981	68,793	590,454

Income before taxes	98,586	33,909	29,072	8,657	170,224
Income tax expense	26,452	9,555	8,118	3,382	47,507

Net income	$72,134	$24,354	$20,954	$5,275	$122,717

Average assets	$10,950,000	$876,000	$81,000	$1,482,000	$13,389,000

	Year Ended December 31, 2011
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$273,027	$42,102	$45	$1,799	$316,973
Provision for loan losses	13,040	9,160	—	—	22,200
Noninterest income	203,815	55,611	84,159	70,747	414,332
Noninterest expense	373,529	57,834	65,573	65,810	562,746

Income before taxes	90,273	30,719	18,631	6,736	146,359
Income tax expense	22,623	9,057	5,588	2,619	39,887

Net income	$67,650	$21,662	$13,043	$4,117	$106,472

Average assets	$10,336,000	$717,000	$90,000	$1,274,000	$12,417,000

13.  COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2013:

	Shares Issued	Shares in Treasury
Balance December 31, 2010	55,056,730	(14,626,649)
Purchase of Treasury Stock	—	(254,274)
Sale of Treasury Stock	—	16,218
Issued for stock options & restricted stock	—	234,317

Balance December 31, 2011	55,056,730	(14,630,388)
Purchase of Treasury Stock	—	(514,824)
Sale of Treasury Stock	—	21,950
Issued for stock options & restricted stock	—	407,410

Balance December 31, 2012	55,056,730	(14,715,852)
Common stock issuance		4,485,000
Purchase of Treasury Stock	—	(99,402)
Sale of Treasury Stock	—	14,661
Issued for stock options & restricted stock	—	480,100

Balance December 31, 2013	55,056,730	(9,835,493)

On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. On October 17, 2013, an additional 585 thousand shares were issued with net proceeds of $30.2 million as a result of the underwriter’s exercising the overallotment of shares. The total increase in shareholder’s equity as a result of the common stock issuance was $231.4 million for the year-ended December 31, 2013.

The Company’s Board of Directors approved a plan to repurchase up to 2 million shares of common stock annually at its 2010, 2011, 2012 and 2013 meetings. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through these plans.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2013	2012	2011
Weighted average basic common shares outstanding	41,275,839	40,034,428	40,034,435
Dilutive effect of stock options and restricted stock	562,741	398,939	275,522

Weighted average diluted common shares outstanding	41,838,580	40,433,367	40,309,957

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. These conditions generally include, but are not limited to, each customer being current as to repayment terms of existing loans and no deterioration in the customer’s financial condition. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The interest rate is generally a variable rate. If the commitment has a fixed interest rate, the rate is generally not set until such time as credit is extended. For credit card customers, the Company has the right to change or terminate terms or conditions of the credit card account at any time. Since a large portion of the commitments and unused credit card lines are never actually drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral pledged by customers varies but may include accounts receivable, inventory, real estate, plant and equipment, stock, securities and certificates of deposit.

Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, as a general rule, drafts will be drawn when the underlying transaction is consummated as intended.

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to five years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2013 and 2012, was $356.1 million and $343.5 million, respectively. As of December 31, 2013 and 2012, standby letters of credit totaling $51.8 million and $62.5 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. Open futures contract positions average notional amount was $11.4 million and $22.9 million during the years ended December 31, 2013 and 2012, respectively. Net futures activity resulted in losses of $0.1 million, $0.6 million and $1.1 million for 2013, 2012, and 2011, respectively. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2013, contracts to purchase and to sell foreign currency averaged approximately $12.4 million compared to $68.2 million during 2012. The net gains on these foreign exchange contracts for 2013, 2012 and 2011 were $2.2 million, $2.3 million and $2.2 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas. At December 31, 2013, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
(in thousands)	2013	2012
Commitments to extend credit for loans (excluding credit card loans)	$2,690,268	$2,458,444
Commitments to extend credit under credit card loans	2,215,278	2,184,415
Commercial letters of credit	5,949	1,041
Standby letters of credit	356,054	343,503
Futures contracts	—	7,500
Forward contracts	21,525	2,005
Spot foreign exchange contracts	8,001	2,910

15.  ACQUISITIONS

The following acquisitions were completed during the third and fourth quarters of 2010. The pro-forma impact of these transactions was not material. Each of these acquisitions has a contingent consideration liability measured at fair value through earnings which has had payments and valuation adjustments applied since the acquisition date. A rollforward of these changes is included in Note 18 in the Notes to the Consolidated Financial Statements under Item 8 on pages 96 through 101.

On July 30, 2010, UMB Advisors, LLC (UMB Advisors) and UMB Merchant Banc, LLC (UMBMB), subsidiaries of UMB Financial Corporation, completed the purchase of substantially all of the assets of Prairie Capital Management LLC (Prairie Capital) and PCM LLC (PCM) for cash of $25.9 million and future consideration. After the completion of the transaction, UMB Advisors name was changed to Prairie Capital Management, LLC. Prairie Capital is in the business of providing investment management services, and PCM is the general partner of various investment funds and associated with Prairie Capital’s business. UMB Advisors purchased substantially all of the assets of Prairie Capital’s business, and UMBMB purchased substantially all of the assets of PCM’s business. This acquisition increased the Company’s assets under management base by $2.2 billion and increased the Company’s servicing assets by $2.6 billion. Goodwill amounted to $32.2 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets amounted to $19.4 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over five years. This earn-out liability was estimated to be $26.0 million at the purchase date. Since the date of acquisition, earn-out payments and valuation adjustments have been made resulting in a contingent earn-out liability of $16.6 million at December 31, 2013.

On September 1, 2010, Scout Investment Advisors, Inc. (Scout), a wholly-owned subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Reams Asset Management

Company, LLC (“Reams”) for cash of $44.7 million and future consideration. Reams is a provider of investment management services to institutional clients and a manager of over $9.8 billion in fixed income assets. Reams is now operated as a division of Scout Investments, Inc. Goodwill amounted to $47.5 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets totaled $26.0 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue and expense targets over five years. This earn-out liability was estimated to be $32.5 million at the purchase date. Since the date of acquisition, earn-out payments and valuation adjustments have been made resulting in a contingent earn-out liability of $29.6 million at December 31, 2013.

16.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 27.0 percent in 2013, 27.9 percent in 2012, and 27.3 percent in 2011. These percentages are computed by dividing total income tax by the sum of such tax and net income.

Income tax expense includes the following components (in thousands):

	Year Ended December 31
	2013	2012	2011
Current tax
Federal	$50,832	$40,837	$37,669
State	3,750	2,995	2,415

Total current tax expense	54,582	43,832	40,084
Deferred tax
Federal	(4,278)	2,862	(178)
State	(845)	813	(19)

Total deferred tax (benefit) expense	(5,123)	3,675	(197)

Total tax expense	$49,459	$47,507	$39,887

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 35% to income taxes is as follows (in thousands):

	Year Ended December 31
	2013	2012	2011
Statutory federal income tax expense	$64,199	$59,578	$51,226
Tax-exempt interest income	(14,146)	(13,480)	(12,301)
State and local income taxes, net of federal tax benefits	1,887	2,475	1,193
Federal tax credits	(2,338)	(1,090)	(687)
Other	(143)	24	456

Total tax expense	$49,459	$47,507	$39,887

In preparing its tax returns, the Company is required to interpret complex tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these complex laws. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different. The Company is currently not under federal audit by the Internal Revenue Service. The Company is in the examination process with one state taxing authority for tax years 2009, 2010 and 2011. The Company believes the aggregate amount of any additional liabilities that may result from this examination, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income tax expense (benefit) results from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net unrealized loss on securities available for sale	$19,495	$—
Loans, principally due to allowance for loan losses	28,367	27,148
Stock-based compensation	6,302	5,486
Accrued expenses	19,943	12,813
Miscellaneous	4,474	5,369

Total deferred tax assets before valuation allowance	78,581	50,816
Valuation allowance	(2,680)	(2,775)

Total deferred tax assets	75,901	48,041

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	(49,319)
Land, buildings and equipment	(25,403)	(26,049)
Original issue discount	(4,439)	(4,505)
Partnership investments	(6,540)	—
Intangibles	(238)	(3,430)
Miscellaneous	(5,408)	(4,802)

Total deferred tax liabilities	(42,028)	(88,105)

Net deferred tax asset (liability)	$33,873	$(40,064)

The Company has various state net operating loss carryforwards of approximately $1.0 million as of December 31, 2013. These net operating losses expire at various times between 2014 and 2033. The Company has a full valuation allowance for these state net operating losses as they are not expected to be realized. In addition, the Company has a valuation allowance of $1.7 million to reduce certain other state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax asset at December 31, 2013 is included in other assets. The net deferred tax liability at December 31, 2012 is included in accrued expenses and taxes.

Liabilities Associated With Unrecognized Tax Benefits

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2010 in the jurisdictions in which it files.

The gross amount of unrecognized tax benefits totaled $5.0 million and $4.3 million at December 31, 2013 and 2012, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $3.3 million and $2.8 million at December 31, 2013 and December 31, 2012, respectively. The unrecognized tax benefit relates to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012
Unrecognized tax benefits—opening balance	$4,347	$4,101
Gross increases—tax positions in prior period	—	—
Gross decreases—tax positions in prior period	(80)	(141)
Gross increases—current-period tax positions	1,049	1,057
Settlements	—	—
Lapse of statute of limitations	(319)	(670)

Unrecognized tax benefits—ending balance	$4,997	$4,347

17.  DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate assets. The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2013 and 2012. The Company’s derivative asset and derivative liability are located within Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheet.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
	2013	2012	2013	2012
Fair value
Interest Rate Products:
Derivatives not designated as hedging instruments	$2,442	$3,503	$2,346	$3,625
Derivatives designated as hedging instruments	76	—	—	—

Total	$2,518	$3,503	$2,346	$3,625

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve making fixed-rate payments to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2013, the Company had one interest rate swap with a notional amount of $6.9 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

Designated Hedges

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2013, the Company recognized a net gain of $2 thousand in other noninterest expense related to hedge ineffectiveness.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2010. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2013, the Company had twenty-four interest rate swaps with an aggregate notional amount of $334.0 million related to this program. During the years ended December 31, 2013 and 2012, the Company recognized net gains of $217 thousand and net losses of $79 thousand, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain (loss) recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of December 31, 2013 and December 31, 2012 (in thousands):

	Amount of Gain (Loss) Recognized For the Year Ended
	December 31,
	2013	2012
Interest Rate Products
Derivatives not designated as hedging instruments	$217	$(79)

Total	$217	$(79)

Interest Rate Products
Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$76	$—
Fair value adjustments on hedged items	(74)	—

Total	$2	$—

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

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	515	—	515	—
State and political subdivisions	3,072	—	3,072	—
Trading—other	24,477	24,477	—	—

Trading securities	28,464	24,877	3,587	—

U.S. Treasury	110,200	110,200	—	—
U.S. Agencies	1,257,663	—	1,257,663	—
Mortgage-backed	2,944,566	—	2,944,566	—
State and political subdivisions	1,995,246	—	1,995,246	—
Corporates	454,736	454,736	—	—

Available for sale securities	6,762,411	564,936	6,197,475	—
Company-owned life insurance	19,619	—	19,619	—
Derivatives	2,518	—	2,518	—

Total	$6,813,012	$589,813	$6,223,199	$—

Liabilities
Deferred compensation	$19,825	$19,825	$—	$—
Contingent consideration liability	46,201	—	—	46,201
Derivatives	2,346	—	2,346	—

Total	$68,372	$19,825	$2,346	$46,201

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	506	—	506	—
Mortgage-backed	11,288	—	11,288	—
State and political subdivisions	12,913	—	12,913	—
Trading—other	30,657	30,657	—	—

Trading securities	55,764	31,057	24,707	—

U.S. Treasury	117,851	117,851	—	—
U.S. Agencies	1,026,115	—	1,026,115	—
Mortgage-backed	3,556,193	—	3,556,193	—
State and political subdivisions	1,892,684	—	1,892,684	—
Corporates	338,887	338,887	—	—
Commercial paper	5,733	—	5,733	—

Available for sale securities	6,937,463	456,738	6,480,725	—
Company-owned life insurance	10,539	—	10,539	—
Derivatives	3,503	—	3,503	—

Total	$7,007,269	$487,795	$6,519,474	$—

Liabilities
Deferred compensation	$13,705	$13,705	$—	$—
Contingent consideration liability	51,163	—	—	51,163
Derivatives	3,625	—	3,625	—

Total	$68,493	$13,705	$3,625	$51,163

The following table reconciles the beginning and ending fair value of balances of the contingent consideration liability:

	December 31,
	2013	2012
Beginning balance	$51,163	$72,046
Payment of contingent consideration on acquisitions	(16,172)	(17,371)
Income from fair value adjustments	(138)	(9,656)
Expense from fair value adjustments	11,348	6,144

Ending balance	$46,201	$51,163

The Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) for the quarter ended March 31, 2012. The amendments set forth by the ASU require the Company’s contingent consideration liability to be measured from the perspective of a market participant that holds an identical asset as of the measurement date. Due to this methodology change, the Company began calculating the discount rates using a weighted average cost of capital approach, which caused an increase in the discount rates utilized. This resulted in a $6.9 million ($4.7 million, net of tax) reduction of the contingent consideration liabilities and a corresponding increase to other non-interest income due which is included in the “Income from fair value adjustments” line in the table above for the year ended December 31, 2012.

The following table presents certain quantitative information about the significant unobservable input used in the fair value measurement for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Liabilities
Contingent consideration liability	Discounted cash flows	Revenue and expense growth percentage	1% -78%

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

Assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2012 (in thousands):

		Fair Value Measurement at December 31, 2013 Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$15,496	$—	$—	$15,496	$(2,496)
Other real estate owned	329	—	—	329	(125)

Total	$15,825	$—	$—	$15,825	$(2,621)

		Fair Value Measurement at December 31, 2012 Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$5,178	$—	$—	$5,178	$1,756
Other real estate owned	924	—	—	924	(455)

Total	$6,102	$—	$—	$6,102	$1,301

Valuation methods for instruments measured at fair value on a nonrecurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Impaired loans    While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Director of Property Management, who reports to the Chief Risk Officer, obtains external appraisals. The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued. Upon receiving the external appraisal, the Company’s appraisal department led by the Chief Appraiser who reports to the Chief Credit Officer review the appraisal to determine if the appraisal is a reasonable basis for the value of the property based upon historical experience and detailed knowledge of the specific property and location. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of the impaired loans is reviewed on a quarterly basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at December, 31, 2013 and 2012 are as follows (in millions):

	Fair Value Measurement at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$209.8	$—	$231.5	$—	$231.5
Federal Reserve Bank and other	50.5	—	50.5	—	50.5
Loans (exclusive of allowance for loan loss)	6,521.9	—	6,571.6	—	6,571.6
FINANCIAL LIABILITIES
Time deposits	1,449.6	—	1,449.4	—	1,449.4
Long-term debt	5.1	—	4.5	—	4.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6.0
Commercial letters of credit					0.1
Standby letters of credit					2.0

	Fair Value Measurement at December 31, 2012 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$114.8	$—	$129.5	$—	$129.5
Federal Reserve Bank and other	26.3	—	26.3	—	26.3
Loans (exclusive of allowance for loan loss)	5,690.6	—	5,754.1	—	5,754.1
FINANCIAL LIABILITIES
Time deposits	1,282.3	—		—	1,287.9
Long-term debt	5.9	—		—	6.1
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.6
Commercial letters of credit					0.2
Standby letters of credit					2.1

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

Federal Reserve Bank and Other    Amount consists of Federal Reserve Bank stock held by the Bank, Prairie Capital Management equity-method investments, and other miscellaneous investments. The fair value of Federal Reserve Bank stock is considered to be the carrying value as no readily determinable market exists for these investments because they can only be redeemed with the FRB. The fair value of Prairie Capital Management marketable equity-method investments are based on quoted market prices used to estimate the value of the underlying investment. For non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

19.   PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

	December 31
	2013	2012
BALANCE SHEETS (in thousands)
ASSETS:
Investment in subsidiaries:
Banks	$1,159,098	$1,062,651
Non-banks	175,650	151,825

Total investment in subsidiaries	1,334,748	1,214,476
Goodwill on purchased affiliates	5,011	5,011
Cash	110,932	6,993
Securities available for sale and other	61,685	58,567

Total assets	$1,512,376	$1,285,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$—	$—
Accrued expenses and other	6,311	5,702

Total liabilities	6,311	5,702

Shareholders’ equity	1,506,065	1,279,345

Total liabilities and shareholders’ equity	$1,512,376	$1,285,047

	Year Ended December 31
	2013	2012	2011
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)
INCOME:
Dividends and income received from subsidiary banks	$54,750	$78,000	$41,000
Service fees from subsidiaries	33,443	27,821	30,422
Other	387	1,012	694

Total income	88,580	106,833	72,116

EXPENSE:
Salaries and employee benefits	32,223	30,683	33,194
Other	9,198	9,428	14,974

Total expense	41,421	40,111	48,168

Income before income taxes and equity in undistributed earnings of subsidiaries	47,159	66,722	23,948
Income tax benefit	(4,307)	(4,248)	(6,458)

Income before equity in undistributed earnings of subsidiaries	51,466	70,970	30,406
Equity in undistributed earnings of subsidiaries:
Banks	64,674	44,797	65,885
Non-Banks	17,825	6,950	10,181

Net income and comprehensive income	$133,965	$122,717	$106,472

	Year Ended December 31
	2013	2012	2011
STATEMENTS OF CASH FLOWS (in thousands)
OPERATING ACTIVITIES:
Adjustments to reconcile net income to cash used in operating activities:
Net income	$133,965	$122,717	$106,472
Equity in earnings of subsidiaries	(137,249)	(129,747)	(117,066)
Net decrease (increase) in trading securities	6,181	(11,380)	(6,629)
Other	(8,467)	(16,812)	(6,567)

Net cash used in operating activities	(5,570)	(35,222)	(23,790)

INVESTING ACTIVITIES:
Net capital investment in subsidiaries	(156,000)	(3,000)	(6,900)
Dividends received from subsidiaries	54,750	78,000	41,000
Net capital (expenditures) proceeds for premises and equipment	(406)	466	(538)

Net cash (used in) provided by investing activities	(101,656)	75,466	33,562

FINANCING ACTIVITIES:
Proceeds from short-term debt	—	—	10,000
Cash dividends paid	(36,168)	(33,787)	(31,801)
Common stock issuance	231,430	—	—
Net issuance (purchase) of treasury stock	15,903	(5,368)	129

Net cash provided by (used in) financing activities	211,165	(39,155)	(21,672)

Net increase (decrease) in cash	103,939	1,089	(11,900)

Cash at beginning of period	6,993	5,904	17,804

Cash at end of period	$110,932	$6,993	$5,904

20.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2013	March 31	June 30	Sept 30	Dec 31
Interest income	$83,902	$86,212	$89,096	$89,131
Interest expense	4,419	3,885	3,551	3,217

Net interest income	79,483	82,327	85,545	85,914
Provision for loan losses	2,000	5,000	6,500	4,000
Noninterest income	121,016	113,585	121,625	135,607
Noninterest expense	150,378	150,311	153,063	170,426
Income tax expense	13,180	10,672	13,175	12,432

Net income	$34,941	$29,929	$34,432	$34,663

2012	March 31	June 30	Sept 30	Dec 31
Interest income	$84,733	$85,350	$84,979	$84,623
Interest expense	5,644	4,977	4,614	4,394

Net interest income	79,089	80,373	80,365	80,229
Provision for loan losses	4,500	4,500	4,500	4,000
Noninterest income	132,301	110,226	106,321	109,274
Noninterest expense	141,904	144,686	145,905	157,959
Income tax expense	18,619	12,248	10,156	6,484

Net income	$46,367	$29,165	$26,125	$21,060

Per Share 2013	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.88	$0.75	$0.85	$0.78
Net income—diluted	0.87	0.74	0.83	0.77
Dividend	0.215	0.215	0.215	0.225
Book value	31.73	30.20	32.85	33.30
Per Share

Per Share 2012	March 31	June 30	Sept 30	Dec 31
Net income—basic	$1.16	$0.73	$0.65	$0.53
Net income—diluted	1.15	0.72	0.64	0.52
Dividend	0.205	0.205	0.205	0.215
Book value	29.90	30.89	31.88	31.71

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures At the end of the period covered by this report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in Rule 13a-15(e) of the Exchange Act) and have concluded that the Company’s Disclosure Controls and Procedures were effective as of the end of the period covered by this report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting Management of the Company is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, and effected by the Company’s Board of Directors, management and other personnel, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control—Integrated Framework. Because this assessment was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), it included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

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

To the Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the internal control over financial reporting of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

February 25, 2014

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 10 through 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2014 (the 2014 Annual Meeting of Shareholders).

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

The information required by this item is incorporated herein by reference under the Executive Compensation section of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

This information required by this item is incorporated herein by reference to the Company’s 2014 Proxy Statement under the caption “Stock Ownership—Principal Shareholders.”

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
2002 Incentive Stock Option Plan	341,491	$36.05	None
2005 Long-term Incentive Plan Non-Qualified Stock Options	1,342,025	40.45	5,605,307
Equity compensation plans not approved by security holders	None	None	None

Total	1,683,516	$39.56	5,605,307

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the Three Years Ended December 31, 2013

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2013

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2013

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2013

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K:

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of January 28, 2014 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on January 28, 2014.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.2	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of April 23, 2013 incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 23, 2013 Annual Meeting filed with the Commission on March 13, 2013.

10.3	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.4	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.5	Stock purchase agreement between the Company and Prairie Capital Management, LLC dated June 27, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2010 and filed with the Commission on August 4, 2010.

10.6	Asset purchase agreement between the Company and Reams Asset Management Company, LLC, MME Investments, LLC, Mark M. Egan, David B. McKinney, Hilltop Capital, LLC, Thomas M. Fink, Stephen T. Vincent, Todd C. Thompson, Deanne B. Olson, Daniel P. Spurgeon dated September 1, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010 and filed with the Commission on November 4, 2010.

10.7	Scout Investments Retention and Annual Performance Program incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012.

10.8	Annual Variable Pay Plan Scout Investments/Leadership, January 1, 2014- December 31, 2014 for Andrew Iseman incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2013.

10.9	Annual Variable Pay Plan UMB Fund Services/Leadership, January 1, 2014-December 31, 2014 for John Zader incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2013.

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper J. Mariner Kemper Chairman of the Board, Chief Executive Officer

/s/ Brian J. Walker Brian J. Walker Chief Financial Officer Chief Accounting Officer

Date: February 25, 2014

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