Form 10-Q
period 2014-03-31
UMB FINANCIAL CORP
filed 2014-05-01
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, UMB Financial Corporation had 45,438,349 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Loans:	$6,759,089	$6,520,512
Allowance for loan losses	(75,514)	(74,751)

Net loans	6,683,575	6,445,761

Loans held for sale	1,108	1,357
Investment Securities:
Available for sale	6,734,931	6,762,411
Held to maturity (market value of $236,898 and $231,510, respectively)	219,724	209,770
Trading securities	43,055	28,464
Federal Reserve Bank stock and other	54,551	50,482

Total investment securities	7,052,261	7,051,127

Federal funds sold and securities purchased under agreements to resell	108,986	87,018
Interest-bearing due from banks	770,458	2,093,467
Cash and due from banks	593,956	521,001
Bank premises and equipment, net	247,770	249,689
Accrued income	75,384	78,216
Goodwill	209,758	209,758
Other intangibles	52,483	55,585
Other assets	150,091	118,873

Total assets	$15,945,830	$16,911,852

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,303,067	$5,189,998
Interest-bearing demand and savings	5,747,984	7,001,126
Time deposits under $100,000	458,484	491,792
Time deposits of $100,000 or more	756,236	957,850

Total deposits	12,265,771	13,640,766
Federal funds purchased and repurchase agreements	1,973,736	1,583,218
Short-term debt	—	107
Long-term debt	5,815	5,055
Accrued expenses and taxes	118,918	153,450
Other liabilities	39,392	23,191

Total liabilities	14,403,632	15,405,787

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 45,433,101 and 45,221,237 shares outstanding, respectively	55,057	55,057
Capital surplus	883,195	882,407
Retained earnings	897,826	884,630
Accumulated other comprehensive loss	(13,297)	(32,640)
Treasury stock, 9,623,629 and 9,835,493 shares, at cost, respectively	(280,583)	(283,389)

Total shareholders’ equity	1,542,198	1,506,065

Total liabilities and shareholders’ equity	$15,945,830	$16,911,852

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans	$58,900	$54,720
Securities:
Taxable interest	18,961	18,465
Tax-exempt interest	9,907	9,760

Total securities income	28,868	28,225
Federal funds and resell agreements	33	24
Interest-bearing due from banks	1,123	669
Trading securities	123	264

Total interest income	89,047	83,902

INTEREST EXPENSE
Deposits	3,059	3,792
Federal funds purchased and repurchase agreements	481	567
Other	62	60

Total interest expense	3,602	4,419

Net interest income	85,445	79,483
Provision for loan losses	4,500	2,000

Net interest income after provision for loan losses	80,945	77,483

NONINTEREST INCOME
Trust and securities processing	71,563	62,312
Trading and investment banking	4,323	7,109
Service charges on deposit accounts	21,558	21,523
Insurance fees and commissions	603	961
Brokerage fees	1,815	2,946
Bankcard fees	15,623	16,439
Gain on sales of securities available for sale, net	1,470	5,893
Equity earnings on alternative investments	2,530	—
Other	3,479	3,833

Total noninterest income	122,964	121,016

NONINTEREST EXPENSE
Salaries and employee benefits	88,881	83,702
Occupancy, net	9,705	9,887
Equipment	12,663	11,934
Supplies and services	4,637	4,487
Marketing and business development	4,602	4,272
Processing fees	13,651	14,090
Legal and consulting	3,372	3,600
Bankcard	3,688	4,547
Amortization of other intangible assets	3,102	3,456
Regulatory fees	2,516	1,911
Contingency reserve (Note 7)	15,000	—
Other	10,424	8,492

Total noninterest expense	172,241	150,378

Income before income taxes	31,668	48,121
Income tax expense	8,255	13,180

NET INCOME	$23,413	$34,941

PER SHARE DATA
Net income – basic	$0.52	$0.88
Net income – diluted	0.52	0.87
Dividends	0.225	0.215
Weighted average shares outstanding	44,742,068	39,881,505

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$23,413	$34,941
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains (losses), net	32,459	(27,048)
Less: Reclassifications adjustment for gains included in net income	(1,470)	(5,893)

Change in unrealized gains (losses) on securities during the period	30,989	(32,941)
Income tax (expense) benefit	(11,646)	10,925

Other comprehensive income (loss)	19,343	(22,016)

Comprehensive income	$42,756	$12,925

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2013	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345
Total comprehensive income			34,941	(22,016)		12,925
Cash dividends ($0.215 per share)	—	—	(8,711)	—	—	(8,711)
Purchase of treasury stock	—	—	—	—	(1,656)	(1,656)
Issuance of equity awards	—	(2,592)	—	—	3,041	449
Recognition of equity based compensation	—	1,913	—	—	—	1,913
Net tax benefit related to equity compensation plans	—	332	—	—	—	332
Sale of treasury stock	—	42	—	—	24	66
Exercise of stock options	—	445	—	—	450	895

Balance – March 31, 2013	$55,057	$732,209	$813,245	$63,572	$(378,525)	$1,285,558

Balance – January 1, 2014	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065
Total comprehensive income			23,413	19,343		42,756
Cash dividends ($0.225 per share)	—	—	(10,217)	—	—	(10,217)
Purchase of treasury stock	—	—	—	—	(2,867)	(2,867)
Issuance of equity awards	—	(3,648)	—	—	4,117	469
Recognition of equity based compensation	—	2,212	—	—	—	2,212
Net tax benefit related to equity compensation plans	—	1,068	—	—	—	1,068
Sale of treasury stock	—	143	—	—	77	220
Exercise of stock options	—	1,013	—	—	1,479	2,492

Balance – March 31, 2014	$55,057	$883,195	$897,826	$(13,297)	$(280,583)	$1,542,198

See Notes to Condensed Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net Income	$23,413	$34,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,500	2,000
Depreciation and amortization	11,344	10,969
Deferred income tax benefit	(2,822)	(2,591)
Net increase in trading securities and other earning assets	(17,121)	(16,824)
Gains on sales of securities available for sale	(1,470)	(5,893)
(Gains) losses on sales of assets	(550)	303
Amortization of securities premiums, net of discount accretion	13,276	13,433
Originations of loans held for sale	(11,545)	(39,543)
Net gains on sales of loans held for sale	(189)	(211)
Proceeds from sales of loans held for sale	11,983	37,326
Issuance of equity awards	469	449
Equity based compensation	2,212	1,913
Changes in:
Accrued income (expense)	2,832	(761)
Accrued expenses and taxes	(28,557)	(11,956)
Other assets and liabilities, net	(25,719)	11,790

Net cash (used in) provided by operating activities	(17,944)	35,345

Investing Activities
Proceeds from maturities of securities held to maturity	4,500	7,996
Proceeds from sales of securities available for sale	77,583	333,912
Proceeds from maturities of securities available for sale	516,001	514,720
Purchases of securities held to maturity	(16,600)	(22,734)
Purchases of securities available for sale	(544,487)	(805,695)
Net increase in loans	(242,279)	(327,354)
Net (increase) decrease in fed funds sold and resell agreements	(21,968)	70,822
Net increase in interest bearing balances due from other financial institutions	(53,471)	(1,004)
Purchases of bank premises and equipment	(6,926)	(8,011)
Net cash received from acquisitions	—	(692)
Proceeds from sales of bank premises and equipment	1,153	808

Net cash used in investing activities	(286,494)	(237,232)

Financing Activities
Net (increase) decrease in demand and savings deposits	(1,140,073)	1,121,789
Net decrease in time deposits	(234,922)	(215,696)
Net decrease (increase) in fed funds purchased and repurchase agreements	390,518	(127,927)
Net decrease in short-term debt	(107)	(99)
Proceeds from long-term debt	1,820	—
Repayment of long-term debt	(1,060)	(972)
Payment of contingent consideration on acquisitions	(5,975)	(4,899)
Cash dividends paid	(10,201)	(8,526)
Net tax benefit related to equity compensation plans	1,068	332
Proceeds from exercise of stock options and sales of treasury shares	2,712	961
Purchases of treasury stock	(2,867)	(1,656)

Net cash (used in) provided by financing activities	(999,087)	763,307

(Decrease) increase in cash and due from banks	(1,303,525)	561,420
Cash and cash equivalents at beginning of period	2,582,428	1,366,394

Cash and cash equivalents at end of period	$1,278,903	$1,927,814

Supplemental Disclosures:
Income taxes paid	$16,053	$9,302
Total interest paid	3,720	4,608

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

1. Financial Statement Presentation

The condensed consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the “Company”) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q filing and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2. Summary of Significant Accounting Policies

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Interest-bearing Due From Banks

Amounts due from the Federal Reserve Bank which are interest-bearing for all periods presented, and amounts due from certificates of deposits issued by other financial institutions are included in interest-bearing due from banks. The amounts due from certificates of deposit totaled $82.9 million and $22.9 million at March 31, 2014 and March 31, 2013, respectively.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of March 31, 2014 and March 31, 2013 (in thousands):

	March 31,
	2014	2013
Due from the Federal Reserve	$684,947	$1,608,279
Cash and due from banks	593,956	319,535

Cash and cash equivalents at end of period	$1,278,903	$1,927,814

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 640,622 and 418,210 shares issuable upon the exercise of stock options granted by the Company at March 31, 2014 and 2013, respectively.

Options issued under employee benefit plans to purchase 258,254 and 280,611 shares of common stock were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

3. New Accounting Pronouncements

Investment Companies In June 2013, the FASB issued ASU No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” for investment companies. The amendments changed the assessment of whether an entity is an investment company by requiring an entity to possess certain fundamental characteristics, while allowing judgment in assessing other typical characteristics. The ASU was effective January 1, 2014, and the Company did not change the status of any subsidiary, or the accounting applied to a subsidiary, under the new guidelines.

Accounting for Investments in Qualified Affordable Housing Projects In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Regardless of whether the reporting entity chooses to elect the proportional amortization method, this ASU introduces new recurring disclosures about all investments in qualified affordable housing projects. The ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this accounting pronouncement will not have a significant impact on the Company’s financial statements or financial statement disclosures.

Reclassification of Residential Real Estate Loans In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendment is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans such that the loan receivable should be derecognized and the real stated property recognized. The amendments in this update are effective for interim and annual periods beginning after December 15, 2014. The adoption of this accounting pronouncement will not have a significant impact on the Company’s financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

Underwriting standards for residential real estate and home equity loans are based on the borrower’s loan-to-value percentage, collection remedies, ability to repay, and overall credit history.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$3,478	$2,023	$8,611	$14,112	$3,475,917	$3,490,029
Commercial – credit card	368	126	25	519	120,835	121,354
Real estate:
Real estate – construction	768	—	921	1,689	184,271	185,960
Real estate – commercial	2,660	—	18,104	20,764	1,690,106	1,710,870
Real estate – residential	1,114	—	946	2,060	292,345	294,405
Real estate – HELOC	1,983	—	325	2,308	568,121	570,429
Consumer:
Consumer – credit card	2,391	2,853	869	6,113	294,183	300,296
Consumer – other	2,943	99	352	3,394	58,299	61,693
Leases	157	—	—	157	23,896	24,053

Total loans	$15,862	$5,101	$30,153	$51,116	$6,707,973	$6,759,089

	December 31, 2013
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,107	$135	$8,042	$10,284	$3,291,219	$3,301,503
Commercial – credit card	362	82	38	482	102,788	103,270
Real estate:
Real estate – construction	186	—	934	1,120	151,755	152,875
Real estate – commercial	3,611	344	19,213	23,168	1,678,983	1,702,151
Real estate – residential	1,257	13	868	2,138	287,218	289,356
Real estate – HELOC	880	6	210	1,096	565,032	566,128
Consumer:
Consumer – credit card	3,230	2,448	1,031	6,709	311,627	318,336
Consumer – other	1,727	190	370	2,287	60,625	62,912
Leases	—	—	—	—	23,981	23,981

Total loans	$13,360	$3,218	$30,706	$47,284	$6,473,228	$6,520,512

The Company sold $12.0 million and $37.3 million of residential real estate and student loans in the secondary market without recourse during the periods ended March 31, 2014 and March 31, 2013, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $30.2 million and $30.7 million at March 31, 2014 and December 31, 2013, respectively. Restructured loans totaled $12.1 million at March 31, 2014 and December 31, 2013. Loans 90 days past due and still accruing interest amounted to $5.1 million and $3.2 million at March 31, 2014 and December 31, 2013, respectively. There was an insignificant amount of interest recognized on impaired loans during 2014 and 2013.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at March 31, 2014 and December 31, 2013 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate - construction
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Non-watch list	$3,229,699	$3,041,224	$183,855	$151,359
Watch	107,824	110,932	801	210
Special Mention	74,830	78,064	—	—
Substandard	77,676	71,283	1,304	1,306

Total	$3,490,029	$3,301,503	$185,960	$152,875

	Real estate - commercial
	March 31, 2014	December 31, 2013
Non-watch list	$1,565,623	$1,565,894
Watch	79,620	76,647
Special Mention	19,644	19,876
Substandard	45,983	39,734

Total	$1,710,870	$1,702,151

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial - credit card		Real estate - residential
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Performing	$121,329	$103,232	$293,459	$288,488
Non-performing	25	38	946	868

Total	$121,354	$103,270	$294,405	$289,356

	Real estate - HELOC		Consumer - credit card
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Performing	$570,104	$565,918	$299,427	$317,305
Non-performing	325	210	869	1,031

Total	$570,429	$566,128	$300,296	$318,336

	Consumer - other		Leases
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Performing	$61,341	$62,542	$24,053	$23,981
Non-performing	352	370	—	—

Total	$61,693	$62,912	$24,053	$23,981

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31, 2014
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$48,886	$15,342	$10,447	$76	$74,751
Charge-offs	(1,471)	(126)	(3,088)	—	(4,685)
Recoveries	67	9	872	—	948
Provision	881	866	2,753	—	4,500

Ending Balance	$48,363	$16,091	$10,984	$76	$75,514

Ending Balance: individually evaluated for impairment	$2,541	$1,719	$—	$—	$4,260
Ending Balance: collectively evaluated for impairment	45,822	14,372	10,984	76	71,254
Loans:
Ending Balance: loans	$3,611,383	$2,761,664	$361,989	$24,053	$6,759,089
Ending Balance: individually evaluated for impairment	14,719	14,555	2	—	29,276
Ending Balance: collectively evaluated for impairment	3,596,664	2,747,109	361,987	24,053	6,729,813

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at March 31, 2014 and December 31, 2013 (in thousands):

	Three Months Ended March 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$17,684	$2,855	$11,864	$14,719	$2,541	$14,678
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,403	798	123	921	98	927
Real estate – commercial	14,360	3,052	9,574	12,626	1,621	13,074
Real estate – residential	1,221	1,008	—	1,008	—	1,048
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	3	2	—	2	—	6
Leases	—	—	—	—	—	—

Total	$34,671	$7,715	$21,561	$29,276	$4,260	$29,733

	Year Ended December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$17,227	$3,228	$11,407	$14,635	$2,882	$14,791
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,408	810	123	933	—	1,186
Real estate – commercial	14,686	5,305	8,218	13,523	94	10,506
Real estate – residential	1,317	1,087	—	1,087	1,276	1,122
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	12	11	—	11	—	34
Leases	—	—	—	—	—	—

Total	$34,650	$10,441	$19,748	$30,189	$4,252	$27,639

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

The Company had $279 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s. The Company made no TDR’s in the last 12 months that had payment defaults for the three month period ended March 31, 2014.

This table provides a summary of loans restructured by class during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	1	$469	$469	—	$—	$—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	2	1,408	1,407
Real estate – residential	—	—	—	—	—	—
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	1	$469	$469	2	$1,408	$1,407

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2014 and December 31, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value
U.S. Treasury	$252,195	$320	$(725)	$251,790
U.S. Agencies	1,019,869	1,797	(2,041)	1,019,625
Mortgage-backed	3,108,155	23,477	(48,246)	3,083,386
State and political subdivisions	1,951,916	24,097	(18,441)	1,957,572
Corporates	424,106	539	(2,087)	422,558

Total	$6,756,241	$50,230	$(71,540)	$6,734,931

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
U.S. Treasury	$110,789	$284	$(873)	$110,200
U.S. Agencies	1,258,176	2,793	(3,306)	1,257,663
Mortgage-backed	2,984,963	23,942	(64,339)	2,944,566
State and political subdivisions	2,003,509	23,493	(31,756)	1,995,246
Corporates	457,275	902	(3,441)	454,736

Total	$6,814,712	$51,414	$(103,715)	$6,762,411

The following table presents contractual maturity information for securities available for sale at March 31, 2014 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$469,340	$471,680
Due after 1 year through 5 years	2,303,020	2,314,245
Due after 5 years through 10 years	729,845	726,462
Due after 10 years	145,881	139,158

Total	3,648,086	3,651,545
Mortgage-backed securities	3,108,155	3,083,386

Total securities available for sale	$6,756,241	$6,734,931

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2014, proceeds from the sales of securities available for sale were $77.6 million compared to $333.9 million for the same period in 2013. Securities transactions resulted in gross realized gains of $1.5 million and $5.9 million for the three months ended March 31, 2014 and 2013. The gross realized losses for the three months ended March 31, 2014 and 2013 were $11 thousand and $37 thousand, respectively.

Securities available for sale and held to maturity with a market value of $5.4 billion at March 31, 2014 and $5.9 billion at December 31, 2013 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.6 billion at March 31, 2014 and $1.7 billion at December 31, 2013 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 (in thousands).

March 31, 2014	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$103,744	$(725)	$—	$—	$103,744	$(725)
U.S. Agencies	504,992	(1,612)	33,680	(429)	538,672	(2,041)
Mortgage-backed	1,824,634	(42,933)	127,158	(5,313)	1,951,792	(48,246)
State and political subdivisions	600,148	(12,825)	109,243	(5,616)	709,391	(18,441)
Corporates	195,055	(1,423)	43,670	(664)	238,725	(2,087)

Total temporarily - impaired debt securities available for sale	$3,228,573	$(59,518)	$313,751	$(12,022)	$3,542,324	$(71,540)

December 31, 2013	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$39,822	$(873)	$—	$—	$39,822	$(873)
U.S. Agencies	675,509	(3,130)	9,824	(176)	685,333	(3,306)
Mortgage-backed	1,945,964	(60,719)	89,147	(3,620)	2,035,111	(64,339)
State and political subdivisions	662,225	(25,064)	87,061	(6,692)	749,286	(31,756)
Corporates	271,834	(2,458)	41,522	(983)	313,356	(3,441)

Total temporarily - impaired debt securities available for sale	$3,595,354	$(92,244)	$227,554	$(11,471)	$3,822,908	$(103,715)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at March 31, 2014 and December 31, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value
State and political subdivisions	$219,724	$17,174	$—	$236,898

December 31, 2013
State and political subdivisions	$209,770	$21,740	$—	$231,510

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

The following table presents contractual maturity information for securities held to maturity at March 31, 2014 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$61	$66
Due after 1 year through 5 years	27,251	29,381
Due after 5 years through 10 years	98,703	106,418
Due after 10 years	93,709	101,033

Total securities held to maturity	$219,724	$236,898

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first three months of 2014 or 2013.

Trading Securities

The net unrealized gains on trading securities at March 31, 2014 and March 31, 2013 were $0.3 million and $0.2 million, respectively, and were included in trading and investment banking income on the consolidated statements of income.

Federal Reserve Bank Stock and Other Securities

The table below provides detailed information for Federal Reserve Bank stock and other securities at March 31, 2014 and December 31, 2013(in thousands):

		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
Federal Reserve Bank stock	$16,279	$—	$—	$16,279
Other securities – marketable	—	17,385	—	17,385
Other securities – non-marketable	18,427	2,460	—	20,887

Total Federal Reserve Bank stock and other	$34,706	$19,845	$—	$54,551

December 31, 2013
Federal Reserve Bank stock	$16,279	$—	$—	$16,279
Other securities – marketable	20	16,612	—	16,632
Other securities – non-marketable	17,139	432	—	17,571

Total Federal Reserve Bank stock and other	$33,438	$17,044	$—	$50,482

Federal Reserve Bank stock is based on the capital structure of the investing bank and is carried at cost. Other marketable and non-marketable securities include Prairie Capital Management alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $17.4 million at March 31, 2014 and $16.6 million at December 31, 2013. The fair value of other non-marketable securities includes alternative investment securities of $6.3 million at March 31, 2014 and $4.7 million at December 31, 2013. Unrealized gains or losses on alternative investments are recognized in the Equity Earnings on Alternative Investments line of the Company’s Consolidated Statements of Income.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2014 and December 31, 2013 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of March 31, 2014	$142,753	$47,529	$19,476	$209,758

Following are the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$31,946	$4,551
Customer relationships	103,960	56,835	47,125
Other intangible assets	3,247	2,440	807

Total intangible assets	$143,704	$91,221	$52,483

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$31,674	$4,823
Customer relationships	103,960	54,062	49,898
Other intangible assets	3,247	2,383	864

Total intangible assets	$143,704	$88,119	$55,585

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2014	2013
Aggregate amortization expense	$3,102	$3,456

Estimated amortization expense of intangible assets on future years (in thousands):

For the nine months ending December 31, 2014	$9,044
For the year ending December 31, 2015	9,550
For the year ending December 31, 2016	8,342
For the year ending December 31, 2017	7,098
For the year ending December 31, 2018	4,908

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31,	December 31,
	2014	2013
Commitments to extend credit for loans (excluding credit card loans)	$2,793,554	$2,690,268
Commitments to extend credit under credit card loans	2,314,445	2,215,278
Commercial letters of credit	1,562	5,949
Standby letters of credit	387,889	356,054
Futures contracts	4,500	—
Forward foreign exchange contracts	16,802	21,525
Spot foreign exchange contracts	1,342	8,001

On March 28, 2014, the Company received objections to its calculation of an earn-out amount owed to the sellers of Prairie Capital Management, LLC (PCM) and a related incentive bonus calculation. The sellers, which include current employees of PCM, claim that a $16.6 million unrealized gain on equity method investments managed by PCM should have been included in the Company’s calculations, which are governed by the asset purchase agreement. The Company disputes this claim but desires to avoid future distractions to the operations of PCM. Based on the probability of future resolution, a $15.0 million contingency reserve was recorded during the first quarter of 2014. This contingency reserve is included in the Other liabilities line on the Company’s consolidated balance sheet and the Contingency reserve line on Company’s consolidated statements of income.

8. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at March 31, 2014. Previously reported results have been reclassified to conform to the current organizational structure.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$71,121	$12,388	$(2)	$1,938	$85,445
Provision for loan losses	2,426	2,074	—	—	4,500
Noninterest income	47,420	20,235	34,095	21,214	122,964
Noninterest expense	107,753	21,015	25,894	17,579	172,241

Income before taxes	8,362	9,534	8,199	5,573	31,668
Income tax expense	1,942	2,609	2,184	1,520	8,255

Net income	$6,420	$6,925	$6,015	$4,053	$23,413

Average assets	$12,299,000	$1,952,000	$74,000	$2,179,000	$16,504,000

	Three Months Ended March 31, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$67,260	$11,548	$—	$675	$79,483
Provision for loan losses	309	1,691	—	—	2,000
Noninterest income	52,748	19,437	28,552	20,279	121,016
Noninterest expense	91,536	20,117	18,845	19,880	150,378

Income before taxes	28,163	9,177	9,707	1,074	48,121
Income tax expense	7,705	2,534	2,667	274	13,180

Net income	$20,458	$6,643	$7,040	$800	$34,941

Average assets	$11,306,000	$1,698,000	$78,000	$1,701,000	$14,783,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2014 and December 31, 2013. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheet.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives		Liability Derivatives
Fair value	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Interest Rate Products:
Derivatives not designated as hedging instruments	$3,378	$2,442	$3,365	$2,346
Derivatives designated as hedging instruments	—	76	43	—

Total	$3,378	$2,518	$3,408	$2,346

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve making fixed-rate payments to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2014, the Company had one interest rate swap with a notional amount of $6.8 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

Designated Hedges

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2014, the Company recognized a net loss of $10 thousand in other noninterest expense related to hedge ineffectiveness.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2014, the Company had 26 interest rate swaps with an aggregate notional amount of $333.5 million related to this program. During the three months ended March 31, 2014 and 2013, the Company recognized net losses of $83 thousand and net gains of $106 thousand, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain (loss) recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of March 31, 2014 and March 31, 2013 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended
	March 31,
	2014	2013
Interest Rate Products
Derivatives not designated as hedging instruments	$(83)	$106

Total	$(83)	$106

Interest Rate Products
Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$(119)	$—
Fair value adjustments on hedged items	109	—

Total	$(10)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2014 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement As of March 31, 2014
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	7,406	—	7,406	—
State and political subdivisions	5,273	—	5,273	—
Trading – other	29,976	29,979	(3)	—

Trading securities	43,055	30,379	12,676	—

U.S. Treasury	251,790	251,790	—	—
U.S. Agencies	1,019,625	—	1,019,625	—
Mortgage-backed	3,083,386	—	3,083,386	—
State and political subdivisions	1,957,572	—	1,957,572	—
Corporates	422,558	422,558	—	—
Available for sale securities	6,734,931	674,348	6,060,583	—

Company-owned life insurance	20,058	—	20,058	—
Derivatives	3,378	—	3,378	—

Total	$6,801,422	$704,727	$6,096,695	$—

Liabilities
Deferred compensation	$24,106	$24,106	$—	$—
Contingent consideration liability	44,700	—	—	44,700
Derivatives	3,408	—	3,408	—

Total	$72,214	$24,106	$3,408	$44,700

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Fair Value Measurement as of December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	515	—	515	—
State and political subdivisions	3,072	—	3,072	—
Trading – other	24,477	24,477	—	—

Trading securities	28,464	24,877	3,587	—

U.S. Treasury	110,200	110,200	—	—
U.S. Agencies	1,257,663	—	1,257,663	—
Mortgage-backed	2,944,566	—	2,944,566	—
State and political subdivisions	1,995,246	—	1,995,246	—
Corporates	454,736	454,736	—	—

Available for sale securities	6,762,411	564,936	6,197,475	—
Company-owned life insurance	19,619	—	19,619	—
Derivatives	2,518	—	2,518	—

Total	$6,813,012	$589,813	$6,223,199	$—

Liabilities
Deferred compensation	19,825	$19,825	$—	$—
Contingent consideration liability	46,201	—	—	46,201
Derivatives	2,346	—	2,346	—

Total	$68,372	$19,825	$2,346	$46,201

The following table reconciles the beginning and ending fair value of balances of the contingent consideration liability:

	Three Months Ended March 31,
	2014	2013
Beginning Balance	$46,201	$51,163
Payment of contingent considerations on acquisitions	(5,975)	(4,899)
Income from fair value adjustments	—	(138)
Expense from fair value adjustments	4,474	3,316

Ending Balance	$44,700	$49,442

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

The following table presents certain quantitative information about the significant unobservable input used in the fair value measurement for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Liabilities
Contingent consideration liability	Discounted cash flows	Revenue and expense growth percentage	1% - 78%

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement at March 31, 2014 Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
Impaired loans	$17,301	$—	$—	$17,301	$(8)
Other real estate owned	35	—	—	35	$—

Total	$17,336	$—	$—	$17,336	$(8)

	Fair Value Measurement at December 31, 2013 Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$15,496	$—	$—	$15,496	$(2,496)
Other real estate owned	329	—	—	329	(125)

Total	$15,825	$—	$—	$15,825	$(2,621)

Valuation methods for instruments measured at fair value on a nonrecurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Impaired loans While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect partial write-downs that are based on the value of the underlying collateral. In determining the value of real estate collateral, the Director of Property Management, who reports to the Chief Administrative Officer, obtains external appraisals. The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued. Upon receiving the external appraisal, the Company’s appraisal department led by the Chief Appraiser who reports to the Chief Credit Officer review the appraisal to determine if the appraisal is a reasonable basis for the value of the property based upon historical experience and detailed knowledge of the specific property and location. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of the impaired loans is reviewed on a quarterly basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals or third-party price opinions and, accordingly, those measurements may be classified as Level 2. Other fair value measurements may be based on internally developed pricing methods, and those measurements may be classified as Level 3.

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at March, 31, 2014 and December 31, 2013 are as follows (in millions):

	Fair Value Measurement at March 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$219.7	$—	$236.9	$—	$236.9
Federal Reserve Bank and other	54.6	—	54.6	—	54.6
Loans (exclusive of allowance for loan loss)	6,760.2	—	6,799.6	—	6,799.6
FINANCIAL LIABILITIES
Time deposits	1,214.7	—	1,212.9	—	1,212.9
Long-term debt	5.8	—	6.0	—	6.0
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1.5
Commercial letters of credit					0.1
Standby letters of credit					0.5

	Fair Value Measurement at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$209.8	$—	$231.5	$—	$231.5
Federal Reserve Bank and other s	50.5	—	50.5	—	50.5
Loans (exclusive of allowance for loan loss)	6,521.9	—	6,571.6	—	6,571.6
FINANCIAL LIABILITIES
Time deposits	1,449.6	—	1,449.4	—	1,449.4
Long-term debt	5.1	—	4.5	—	4.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6.0
Commercial letters of credit					0.1
Standby letters of credit					2.0

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month period ended March 31, 2014. It should be read in conjunction with the accompanying condensed consolidated financial statements, notes to condensed consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

•

other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) in this Form 10-Q and Management’s Discussion and Analysis (Item 2), or the or described in any of the Company’s quarterly or current reports.

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

Overview

The Company focuses on the following four core strategies. Management believes these strategies will guide our efforts to achieving our vision, to deliver the Unparalleled Customer Experience, all the while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategy is to maintain high quality through a strong balance sheet, solid credit quality, a low cost of funding, and effective risk management. The strength in the balance sheet can be seen in the solid credit quality of the earning assets and the Company’s continued growth in low cost funding. At March 31, 2014, the Company’s nonperforming assets as a percentage of total assets were 0.20 percent. As a percentage of loans, nonperforming loans decreased to 0.45 percent as compared to 0.46 percent on March 31, 2013. These credit quality ratios were achieved while maintaining positive directional growth in average earning assets, which increased 11.6 percent from March 31, 2013.

The second strategy is to deliver profitable and sustainable growth by accelerating fee businesses, growing quality earning assets, maximizing efficiencies, and maintaining sales leverage. The Company’s acceleration of fee businesses is apparent with the increase in trust and securities processing. Trust and securities processing income increased $9.3 million, or 14.9 percent, for the three months ended March 31, 2014 compared to the same period in 2013. The increase in trust and securities processing income was primarily due to a $4.3 million, or 20.4 percent, increase in advisory fee income from the Scout Funds; a $1.4 million, or 6.9 percent, increase in fund administration and custody services; and a $3.0 million, or 15.4 percent, increase in fees related to institutional and personal investment management services. Also notable is the Company’s loan growth. While maintaining the aforementioned credit ratios, the Company’s March 31, 2014 total loans increased $748.4 million, or 12.5 percent, as compared to the same three month period one year ago.

The third strategy is to maintain diversified revenue streams. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the first quarter of 2014, noninterest income increased $1.9 million, or 1.6 percent, compared to the same period of 2013. Gains of $1.5 million on securities available for sale were recognized in the first quarter of 2014 compared to $5.9 million during the same period in 2013. The year-over-year change in securities gains are camouflaging the 14.9 percent increase in trust and securities processing in the first quarter of 2014. During the first quarter of 2014, $2.5 million of equity earnings on alternative investments were recognized on Prairie Capital Management investments. There were no unrealized gains or losses recognized in the first quarter of 2013. The Company continues to emphasize its asset management, bankcard services, health care services, and treasury management businesses. At March 31, 2014, noninterest income represented 59.0 percent of total revenues, as compared to 60.4 percent at March 31, 2013.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At March 31, 2014, the Company had $1.5 billion in total shareholders’ equity. This is an increase of $256.6 million, or 20.0 percent, compared to total shareholders’ equity at March 31, 2013. In 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. At March 31, 2014, the Company had a total risk-based capital ratio of 14.14 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 46,970 shares at an average price of $61.04 per share during the first quarter of 2014.

Earnings Summary

The Company recorded consolidated net income of $23.4 million for the three-month period ended March 31, 2014, compared to $34.9 million for the same period a year earlier. This represents a 33.0 percent decrease over the three-month period ended March 31, 2013. Basic earnings per share for the first quarter of 2014 were $0.52 per share ($0.52 per share fully-diluted) compared to $0.88 per share ($0.87 per share fully-diluted) for the first quarter of 2013. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2014 were 0.58 and 6.13 percent, respectively, compared to 0.96 and 11.05 percent for the three-month period ended March 31, 2013.

Net interest income for the three month period ended March 31, 2014 increased $6.0 million, or 7.5 percent, compared to the same period in 2013. Average earning assets increased by $1.7 billion, or 12.4 percent, compared to the first quarter of 2013. Net interest margin, on a tax-equivalent basis, decreased to 2.39 percent or a 12 basis points decline for the three months ended March 31, 2014, compared to 2.51 percent for the same period in 2013.

The provision for loan losses increased by $2.5 million for the three month period ended March 31, 2014, compared to the same period in 2013. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased by four basis points to 1.12 percent as of March 31, 2014, compared to March 31, 2013. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2013 Annual Report on Form 10-K.

Noninterest income increased by $1.9 million, or 1.6 percent, for the three-month period ended March 31, 2014, compared to the same period one year ago. For the three month period, the increase is primarily due to increased trust and securities processing income and equity earnings on alternative investments offset by decreased trading and investment banking income and decreased levels of securities gains recognized in 2014. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $21.9 million, or 14.5 percent, for the three-month period ended March 31, 2014, compared to the same period in 2013. A $15.0 million contingency reserve was recorded in the first quarter of 2014. On March 28, 2014, the Company received objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. The Company disputes this claim. Based on the probability of a future resolution, a contingency reserve was recorded. For the three month period, the increase was also due to increased salaries and employee benefits expense and increased fair value adjustments to the contingent consideration liabilities on acquisitions. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended March 31, 2014, net interest income increased by $6.0 million, or 7.5 percent, as compared to the same period in 2013.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a downward repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income. As illustrated in this table, net interest spread for the three months ended March 31, 2014 decreased by 10 basis points and net interest margin decreased by 12 basis points compared to the same period in 2013. These results are primarily due to a favorable volume variance, offset by an unfavorable rate variance on earning assets. The combined impact of these variances coupled with a favorable rate variance on interest-bearing liabilities has led to decreases in interest expense and increases in interest income, or an increase in the Company’s net interest income compared to results one year ago. Interest-bearing liabilities are repricing slower or incrementally less than the earning assets. The increase of $541.0 million of average noninterest-bearing demand deposits, as compared to the first quarter of 2013, continues to be a positive impact. However, with the rate on interest-bearing liabilities decreasing to 0.15 percent as compared to 0.21 percent one year ago, the contribution from free funds is diminished. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in the flattening of net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.34 percent for the three-month period ended March 31, 2014 and 2.48 percent for the same period in 2013.

	Three Months Ended March 31,
	2014		2013
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$6,678,932	3.58%	$5,814,855	3.82%
Securities:
Taxable	4,887,151	1.57	4,871,926	1.54
Tax-exempt	2,109,901	2.93	1,994,620	3.07

Total securities	6,997,052	1.98	6,866,546	1.98
Federal funds and resell agreements	27,155	0.49	19,140	0.51
Interest-bearing due from banks	1,696,482	0.27	972,962	0.28
Other earning assets	38,590	1.48	57,565	2.09

Total earning assets	15,438,211	2.48	13,731,068	2.64
Allowance for loan losses	(74,997)		(71,504)
Other assets	1,141,037		1,123,453

Total assets	$16,504,251		$14,783,017

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,968,400	0.16%	$7,018,471	0.22%
Federal funds and repurchase agreements	1,667,764	0.12	1,673,062	0.14
Borrowed funds	5,705	4.41	5,392	4.51

Total interest-bearing liabilities	9,641,869	0.15	8,696,925	0.21
Noninterest-bearing demand deposits	5,167,513		4,626,556
Other liabilities	147,147		177,139
Shareholders’ equity	1,547,722		1,282,397

Total liabilities and shareholders’ equity	$16,504,251		$14,783,017

Net interest spread		2.33%		2.43%
Net interest margin		2.39		2.51

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest free funds (total earning assets less interest-bearing liabilities) increased $762.2 million for the three-month period ended March 31, 2014 compared to the same period in 2013, the benefit from interest free funds declined by 2 basis points from the three months ended March 31, 2013.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2014 and 2013
	Volume	Rate	Total
Change in interest earned on:
Loans	$7,639	$(3,459)	$4,180
Securities:
Taxable	59	437	496
Tax-exempt	825	(678)	147
Federal funds sold and resell agreements	10	(1)	9
Interest-bearing due from banks	479	(25)	454
Trading	(63)	(78)	(141)

Interest income	8,949	(3,804)	5,145
Change in interest incurred on:
Interest-bearing deposits	365	(1,098)	(733)
Federal funds purchased and repurchase agreements	(2)	(84)	(86)
Other borrowed funds	3	(1)	2

Interest expense	366	(1,183)	(817)

Net interest income	$8,583	$(2,621)	$5,962

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2014	2013	Change
Average earning assets	$15,438,211	$13,731,068	$1,707,143
Interest-bearing liabilities	9,641,869	8,696,925	944,944

Interest-free funds	$5,796,342	$5,034,143	$762,199

Free funds ratio (free funds to earning assets)	37.55%	36.66%	0.89%
Tax-equivalent yield on earning assets	2.48%	2.64%	(0.16)%
Cost of interest-bearing liabilities	0.15	0.21	(0.06)

Net interest spread	2.33%	2.43%	(0.10)%
Benefit of interest-free funds	0.06	0.08	(0.02)

Net interest margin	2.39%	2.51%	(0.12)%

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

Based on the factors above, management of the Company expensed $4.5 million related to the provision for loan losses for the three month period ended March 31, 2014, compared to $2.0 million for the same period in 2013. As illustrated in Table 3 below, the ALL decreased to 1.12 percent of total loans as of March 31, 2014, compared to 1.16 percent of total loans as of the same period in 2013.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013. Net charge-offs were $3.7 million for the first three months of 2014, compared to $3.5 million for the same period in 2013. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2014	2013	2013
Allowance-January 1	$74,751	$71,426	$71,426
Provision for loan losses	4,500	2,000	17,500

Charge-offs:
Commercial	(1,471)	(1,397)	(4,748)
Consumer:
Credit card	(2,655)	(2,880)	(10,531)
Other	(433)	(377)	(1,600)
Real estate	(126)	(195)	(775)

Total charge-offs	(4,685)	(4,849)	(17,654)

Recoveries:
Commercial	67	374	867
Consumer:
Credit card	631	661	1,720
Other	241	260	815
Real estate	9	9	77

Total recoveries	948	1,304	3,479

Net charge-offs	(3,737)	(3,545)	(14,175)

Allowance-end of period	75,514	69,881	74,751

Average loans, net of unearned interest	$6,678,179	$5,809,284	$6,217,240
Loans at end of period, net of unearned interest	6,759,089	6,010,681	6,520,512
Allowance to loans at end of period	1.12%	1.16%	1.15%
Allowance as a multiple of net charge-offs	4.98x	4.86x	5.27x
Net charge-offs to:
Provision for loan losses	83.04%	177.25%	81.00%
Average loans	0.23	0.25	0.23

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Trust and securities processing	$71,563	$62,312	$9,251	14.85%
Trading and investment banking	4,323	7,109	(2,786)	(39.19)
Service charges on deposits accounts	21,558	21,523	35	0.16
Insurance fees and commissions	603	961	(358)	(37.25)
Brokerage fees	1,815	2,946	(1,131)	(38.39)
Bankcard fees	15,623	16,439	(816)	(4.96)
Gains on sales of securities available for sale, net	1,470	5,893	(4,423)	(75.06)
Equity earnings on alternative investments	2,530	—	2,530	>100.00
Other	3,479	3,833	(354)	(9.24)

Total noninterest income	$122,964	$121,016	$1,948	1.61%

Fee-based, or noninterest income (summarized in Table 4), decreased by $1.9 million, or 1.6 percent, during the three months ended March 31, 2014, compared to the same period in 2013. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities, trust investments and investment management services, and servicing of mutual fund assets. The 14.9 percent increase in trust and securities processing income was primarily due to a $4.3 million, or 20.4 percent, increase in advisory fee income from the Scout Funds, a $1.4 million, or 6.9 percent, increase in fund administration and custody services, and a $3.0 million, or 15.4 percent, increase in fees related to institutional and personal investment management services. Trust and securities processing fees are asset-based, and as such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income decreased by $2.8 million, or 39.2 percent, compared to the same period in 2013. The income in this category is market driven and impacted by general increases or decreases in trading volume.

In the first quarter of 2014, $1.5 million in pre-tax gains were recognized on the sales of securities available for sale, as compared to $5.9 million one year ago. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

During the first quarter of 2014, $2.5 million of equity earnings on alternative investments were recognized on Prairie Capital Management investments. There were no unrealized gains or losses recognized in the first quarter of 2013.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Salaries and employee benefits	$88,881	$83,702	$5,179	6.19%
Occupancy, net	9,705	9,887	(182)	(1.84)
Equipment	12,663	11,934	729	6.11
Supplies and services	4,637	4,487	150	3.34
Marketing and business development	4,602	4,272	330	7.72
Processing fees	13,651	14,090	(439)	(3.12)
Legal and consulting	3,372	3,600	(228)	(6.33)
Bankcard	3,688	4,547	(859)	(18.89)
Amortization of other intangible assets	3,102	3,456	(354)	(10.24)
Regulatory fees	2,516	1,911	605	31.66
Contingency reserve	15,000	—	15,000	>100.0
Other	10,424	8,492	1,932	22.75

Total noninterest expense	$172,241	$150,378	$21,863	14.54%

Noninterest expense increased by $21.9 million, or 14.5 percent, for the three months ended March 31, 2014 compared to the same period in 2013. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $5.2 million, or 6.2 percent, for the three months ended March 31, 2014, compared to the same period in 2013. These increases are primarily due to increases in salaries and wages of $2.7 million, or 5.3 percent, a $1.2 million, or 7.6 percent, increase in commissions and bonuses, and a $1.3 million, or 7.4 percent, increase in employee benefits expense for the three months ended March 31, 2014, compared to the same period of 2013.

Other expense increased $1.9 million, or 22.8 percent, primarily due to fair value adjustments to the contingent consideration liabilities on acquisitions. In the first quarter of 2014, these adjustments totaled $4.5 million compared to $3.3 million for the same period in 2013.

On March 28, 2014, the Company received objections to its calculation of an earn-out amount owed to the sellers of PCM and a related incentive bonus calculation. The sellers, which include current employees of PCM, claim that a $16.6 million unrealized gain on equity method investments managed by PCM should have been included in the Company’s calculations, which are governed by the asset purchase agreement. The Company disputes this claim but desires to avoid future distractions to the operations of PCM. Based on the probability of future resolution, a $15.0 million contingency reserve was recorded during the first quarter of 2014. This contingency reserve is included in the Other liabilities line on the Company’s consolidated balance sheet and the Contingency reserve line on Company’s consolidated statements of income.

Income Tax Expense

The Company’s effective tax rate is 26.1 percent for the three months ended March 31, 2014, compared to 27.4 percent for the same period a year earlier.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$71,121	$67,260	$3,861	5.74%
Provision for loan losses	2,426	309	2,117	>100.0
Noninterest income	47,420	52,748	(5,328)	(10.10)
Noninterest expense	107,753	91,536	16,217	17.72

Income before taxes	8,362	28,163	(19,801)	(70.31)
Income tax expense	1,942	7,705	(5,763)	(74.80)

Net income	$6,420	$20,458	$(14,038)	(68.62)%

Bank net income decreased by $14.0 million, or 68.6 percent, to $6.4 million compared to the prior year. Net interest income increased $3.9 million, or 5.7 percent over the first quarter 2013 driven by strong commercial loan growth, while being slightly offset by interest rate margin compression. Provision increased by $2.1 million, due to characteristics of the loan portfolio driving an increased allowance for loan loss reserve for this segment. Noninterest income decreased $5.3 million, or 10.1 percent, over the same period in 2013 driven by decreased securities gains of $4.4 million, decreased bond trading income of $3.0 million, offset by increased equity earnings on alternative investments of $2.5 million due to unrealized gains on Prairie Capital Management equity method investments. Noninterest expense increased $16.2 million, or 17.7 percent, to $107.8 million compared to the prior year. The increase in noninterest expense is primarily due to a $15.0 million contingency reserve was recorded in the first quarter of 2014. On March 28, 2014, the Company received objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. The Company disputes this claim. Based on the probability of a future resolution, a contingency reserve was recorded.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$12,388	$11,548	$840	7.27%
Provision for loan losses	2,074	1,691	383	22.65
Noninterest income	20,235	19,437	798	4.11
Noninterest expense	21,015	20,117	898	4.46

Income before taxes	9,534	9,177	357	3.89
Income tax expense	2,609	2,534	75	2.96

Net income	$6,925	$6,643	$282	4.25%

Payments Solutions net income decreased $0.3 million, or 4.3 percent, to $6.9 million from the prior year. Net interest income increased $0.8 million, or 7.3 percent, and provision expense increased by $0.4 million, or 22.7 percent, compared to the prior year. Noninterest income increased $0.8 million, or 4.1 percent, driven by increased deposit service charges associated with healthcare and institutional banking and investor services. Noninterest expense increased by $0.9 million, or 4.5 percent, primarily due to increased staffing and consulting fees.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$(2)	$—	$(2)	>100.00%
Provision for loan losses	—	—	—	—
Noninterest income	34,095	28,552	5,543	19.41
Noninterest expense	25,894	18,845	7,049	37.41

Income before taxes	8,199	9,707	(1,508)	(15.54)
Income tax expense	2,184	2,667	(483)	(18.11)

Net income	$6,015	$7,040	$(1,025)	(14.56)%

Institutional Investment Management net income decreased $1.0 million, or 14.6 percent, to $6.0 million compared to the prior year due to an increase in contingent consideration liabilities related to the Reams acquisition. Noninterest income increased $5.5 million, or 19.4 percent, while noninterest expense increased $7.0 million, or 37.4 percent. The increase in noninterest income was primarily due to a $5.7 million increase in advisory fees from mutual funds and separately managed accounts, driven by increased asset values. The increase in noninterest expense was primarily due to a $1.9 million increase in salaries and benefits, a $0.6 million increase in third party distribution expense, and a $4.0 million increase compared to the prior year in contingent consideration liabilities related to cash flow estimate changes on the Reams acquisition.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$1,938	$675	$1,263	>100.00%
Provision for loan losses	—	—	—	—
Noninterest income	21,214	20,279	935	4.61
Noninterest expense	17,579	19,880	(2,301)	(11.57)

Income before taxes	5,573	1,074	4,499	>100.00
Income tax expense	1,520	274	1,246	>100.00

Net income	$4,053	$800	$3,253	>100.00%

Asset Servicing net income increased $3.3 million to $4.1 million compared to the same period last year. Net interest income increased $1.3 million compared to last year. Noninterest income increased $0.9 million, or 4.6 percent, due to a $1.4 million, or 6.9%, increase in fee income driven primarily by new business added in transfer agent, alternative investment, and fund administration services, offset by a decrease related to a $0.7 million gain related to the transfer of trust-related distribution services recognized in the first quarter of 2013. Noninterest expense decreased $2.3 million, or 11.6 percent, primarily due to a $2.8 million decrease in the fair value adjustments to the contingent consideration liabilities on acquisitions, offset by an increase in processing fees of $0.3 million compared to last year.

Balance Sheet Analysis

Total assets of the Company decreased by $966.0 million as of March 31, 2014, compared to December 31, 2013, or 5.7 percent, primarily due to a decrease in due from Federal Reserve balances of $1.4 billion, or 66.8 percent, offset by an increase in loan balances of $238.6 million, or 3.7 percent. The overall decrease in total assets is directly related to a corresponding decrease in deposit balances of $1.4 billion, or 10.1 percent, from December 31, 2013 to March 31, 2014.

Total assets of the Company increased $240.4 million as of March 31, 2014, or 1.5 percent, compared to March 31, 2013. This increase is a result of an increase in loans of $748.4 million, or 12.5 percent, an increase in cash and due from banks of $274.4 million, or 85.9 percent, offset by a decrease in due from Federal Reserve balances of $923.3 million, or 57.4 percent. The overall increase in total assets from March 31, 2013 to March 31, 2014 is directly related to a corresponding increase in total shareholder’s equity of $256.6 million, or 20.0 percent, as a result of the common stock issuance completed in September 2013, which increased total shareholder’s equity by $231.4 million.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2014	2013	2013
Total assets	$15,945,830	$15,705,470	$16,911,852
Loans, net of unearned interest	6,759,089	6,010,681	6,520,512
Total investment securities	7,052,261	7,069,797	7,051,127
Interest-bearing due from banks	770,458	1,631,163	2,093,467
Total earning assets	14,616,388	14,667,111	15,678,730
Total deposits	12,265,771	12,559,458	13,640,766
Total borrowed funds	1,979,551	1,664,151	1,588,380

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $238.6 million, or 3.7 percent, to $6.8 billion at March 31, 2014 compared to December 31, 2013 and increased $748.4 million, or 12.5 percent, compared to March 31, 2013. Compared to December 31, 2013, commercial loans increased $188.5 million, or 5.7 percent. Compared to March 31, 2013, commercial loans increased $303.5 million, or 9.5 percent, commercial real estate increased $267.6 million, or 18.5 percent, and construction real estate increased $101.1 million, or 119.1 percent. The increase in total loans is driven by the Company’s focus on generating higher-yielding assets by shifting assets from the securities portfolio to the loan portfolio.

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

Investment securities totaled $7.1 billion at March 31, 2014, March 31, 2013, and December 31, 2013. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 48.3 percent, 45.0 percent, and 48.2 percent, respectively, of the earning assets as of March 31, 2014, December 31, 2013, and March 31, 2013. Securities available for sale and held to maturity with a market value of $5.4 billion at March 31, 2014 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.6 billion at March 31, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Investment securities had an average tax-equivalent yield of 1.98 percent for the first three months of 2014 and 2013. The average life of the securities portfolio was 46.7 months at March 31, 2014 compared to 47.6 months at December 31, 2013 and 42.8 months at March 31, 2013.

Deposits and Borrowed Funds

Deposits decreased $1.4 billion, or 10.1 percent, from December 31, 2013 to March 31, 2014 and decreased $293.7 million, or 2.3 percent, from March 31, 2013. Noninterest-bearing deposits increased $133.1 million and interest-bearing deposits decreased $1.5 billion from December 31, 2013. The decrease in interest-bearing deposits from December 31, 2013 is primarily due to a single Asset Servicing client that migrated approximately $1.5 billion of money market deposits to another financial institution during the quarter ended March 31, 2014. Noninterest-bearing deposits decreased $294.5 million and interest-bearing increased by $847 thousand compared to March 31, 2013.

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

Borrowed funds increased $391.2 million from December 31, 2013. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding. Borrowed funds increased $315.4 million from March 31, 2013.

Federal funds purchased and securities sold under agreement to repurchase totaled $2.0 billion at March 31, 2014, compared to $1.6 billion at December 31, 2013 and $1.7 billion at March 31, 2013. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.5 billion at March 31, 2014, a $36.1 million increase compared to December 31, 2013 and a $256.6 million increase compared to March 31, 2013. The increase in shareholder’s equity from March 31, 2013 to March 31, 2014 is a result of the common stock issuance completed in September 2013, which increased total shareholder’s equity by $231.4 million.

The Company’s Board of Directors authorized, at its April 22, 2014 and April 23, 2013 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2014 and 2013, the Company acquired 46,970 shares and 35,967 shares under the 2014 and 2013 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On April 22, 2014, the Board of Directors declared a dividend of $0.225 per share. The dividend will be paid on July 1, 2014 to shareholders of record on June 10, 2014.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.35 percent and total capital ratio of 14.14 percent substantially exceed the regulatory minimums.

The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is Tier 1 core capital to total average assets less goodwill and intangibles. The Company’s leverage ratio of 8.03 percent as of March 31, 2014 substantially exceeds the regulatory minimum.

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

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended
	March 31,
RATIOS	2014	2013
Return on average assets	0.58%	0.96%
Return on average equity	6.13	11.05
Average equity to assets	9.38	8.67
Tier 1 risk-based capital ratio	13.35	10.92
Total risk-based capital ratio	14.14	11.74
Leverage ratio	8.03	6.60

The Company’s per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2014	2013
Earnings basic	$0.52	$0.88
Earnings diluted	0.52	0.87
Cash dividends	0.225	0.215
Dividend payout ratio	43.27%	24.43%
Book value	$33.94	$31.73

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to allowance for loan losses, investments, long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the recorded estimates under different assumptions or conditions. A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2013.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (“ALCO”) and approved by the Company’s Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans and trading securities.

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

Table 12 shows the net interest income increase or decrease over the next twelve months as of March 31, 2014 and 2013 based on hypothetical changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	March 31, 2014 Amount of change	March 31, 2013 Amount of change
300	$20,929	$27,259
200	14,187	18,252
100	7,335	9,185
Static	—	—
(100)	N/A	N/A

The Company is sensitive at March 31, 2014 to increases in rates. Increases in interest rates are projected to cause increases in net interest income. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase.

Trading Account

The Company’s subsidiary, UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $43.1 million as of March 31, 2014 compared to $28.5 million as of December 31, 2013.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $2.6 million to $30.2 million at March 31, 2014, compared to March 31, 2013 and decreased $0.6 million, compared to December 31, 2013.

The Company had $1.3 and $3.6 million of other real estate owned as of March 31, 2014 and 2013 respectively, compared to $1.3 million as of December 31, 2013. Loans past due more than 90 days totaled $5.1 million as of March 31, 2014, compared to $5.8 million at March 31, 2013 and $3.2 million as of December 31, 2013.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $12.1 million of restructured loans at March 31, 2014, $13.8 million at March 31, 2013 and $12.1 million at December 31, 2013.

Table 13 summarizes the various aspects of credit quality discussed above.

Table 13

LOAN QUALITY (dollars in thousands)

	March 31,		December 31,
	2014	2013	2013
Nonaccrual loans	$18,423	$14,520	$19,305
Restructured loans	11,730	13,060	11,401

Total nonperforming loans	30,153	27,580	30,706
Other real estate owned	1,286	3,565	1,288

Total nonperforming assets	$31,439	$31,145	$31,994

Loans past due 90 days or more	$5,101	$5,756	$3,218
Restructured loans accruing	343	733	665
Allowance for Loan Losses	75,514	69,881	74,751

Ratios
Nonperforming loans as a % of loans	0.45%	0.46%	0.47%
Nonperforming assets as a % of loans plus other real estate owned	0.47	0.52	0.49
Nonperforming assets as a % of total assets	0.20	0.20	0.19
Loans past due 90 days or more as a % of loans	0.08	0.10	0.05
Allowance for Loan Losses as a % of loans	1.12	1.16	1.15
Allowance for Loan Losses as a multiple of nonperforming loans	2.50x	2.53x	2.43x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.9 billion of high-quality securities available for sale and held to maturity. Securities available for sale and held to maturity with a market value of $5.4 billion at March 31, 2014 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.6 billion at March 31, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. In 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. Management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2014 was $5.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at March 31, 2014.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 28, 2014, the Company received objections to its calculation of an earn-out amount owed to the sellers of PCM and a related incentive bonus calculation. The sellers, which include current employees of PCM, claim that a $16.6 million unrealized gain on equity method investments managed by PCM should have been included in the Company’s calculations, which are governed by the asset purchase agreement. The Company disputes this claim but desires to avoid future distractions to the operations of PCM. Based on the probability of future resolution, a $15.0 million contingency reserve was recorded during the first quarter of 2014.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2014.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2014	16,830	$64.86	16,830	1,941,050
February 1-February 29, 2014	28,171	58.58	28,171	1,921,879
March 1-March 31, 2014	1,969	63.74	1,969	1,910,910

Total	46,970	$61.04	46,970

On April 23, 2013, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 22, 2014. On April 22, 2014, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 21, 2015. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

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
Date: May 1, 2014