Form 10-Q
period 2014-06-30
UMB FINANCIAL CORP
filed 2014-07-31
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, UMB Financial Corporation had 45,499,079 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS

Loans:	$6,920,683	$6,520,512
Allowance for loan losses	(76,802)	(74,751)

Net loans	6,843,881	6,445,761

Loans held for sale	3,156	1,357
Securities:
Available for sale	6,700,623	6,762,411
Held to maturity (market value of $269,691 and $231,510, respectively)	238,799	209,770
Trading	26,484	28,464
Federal Reserve Bank stock and other	67,527	50,482

Total investment securities	7,033,433	7,051,127

Federal funds sold and securities purchased under agreements to resell	82,652	87,018
Interest-bearing due from banks	255,453	2,093,467
Cash and due from banks	639,878	521,001
Bank premises and equipment, net	250,655	249,689
Accrued income	73,805	78,216
Goodwill	209,758	209,758
Other intangibles	49,888	55,585
Other assets	120,131	118,873

Total assets	$15,562,690	$16,911,852

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,399,733	$5,189,998
Interest-bearing demand and savings	5,754,573	7,001,126
Time deposits under $100,000	442,361	491,792
Time deposits of $100,000 or more	577,622	957,850

Total deposits	12,174,289	13,640,766
Federal funds purchased and repurchase agreements	1,607,294	1,583,218
Short-term debt	—	107
Long-term debt	5,745	5,055
Accrued expenses and taxes	131,996	153,450
Other liabilities	42,024	23,191

Total liabilities	13,961,348	15,405,787

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 45,475,197 and 45,221,237 shares outstanding, respectively	55,057	55,057
Capital surplus	887,086	882,407
Retained earnings	922,268	884,630
Accumulated other comprehensive income (loss)	16,901	(32,640)
Treasury stock, 9,581,533 and 9,835,493 shares, at cost, respectively	(279,970)	(283,389)

Total shareholders’ equity	1,601,342	1,506,065

Total liabilities and shareholders’ equity	$15,562,690	$16,911,852

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans	$60,309	$56,615	$119,209	$111,335
Securities:
Taxable interest	19,021	18,841	37,982	37,305
Tax-exempt interest	9,798	10,118	19,705	19,877

Total securities income	28,819	28,959	57,687	57,182
Federal funds and resell agreements	46	40	79	64
Interest-bearing due from banks	466	330	1,589	1,000
Trading securities	149	268	272	533

Total interest income	89,789	86,212	178,836	170,114

INTEREST EXPENSE
Deposits	3,092	3,333	6,151	7,125
Federal funds and repurchase agreements	454	491	935	1,058
Other	73	61	135	121

Total interest expense	3,619	3,885	7,221	8,304

Net interest income	86,170	82,327	171,615	161,810
Provision for loan losses	5,000	5,000	9,500	7,000

Net interest income after provision for loan losses	81,170	77,327	162,115	154,810

NONINTEREST INCOME
Trust and securities processing	73,357	63,486	144,920	125,798
Trading and investment banking	6,409	5,423	10,732	12,532
Service charges on deposits	20,627	20,882	42,185	42,405
Insurance fees and commissions	732	1,236	1,335	2,198
Brokerage fees	3,075	2,886	4,890	5,832
Bankcard fees	17,185	16,032	32,808	32,470
Gain on sales of securities available for sale, net	2,569	1,519	4,039	7,412
Equity earnings on alternative investments	3,462	—	5,992	—
Other	6,585	2,121	10,064	5,954

Total noninterest income	134,001	113,585	256,965	234,601

NONINTEREST EXPENSE
Salaries and employee benefits	89,532	83,566	178,413	167,268
Occupancy, net	9,705	9,273	19,410	19,160
Equipment	12,920	11,873	25,583	23,807
Supplies and services	5,554	5,362	10,191	9,849
Marketing and business development	6,307	5,705	10,909	9,977
Processing fees	14,817	14,293	28,468	28,383
Legal and consulting	4,632	4,844	8,004	8,445
Bankcard	4,997	4,709	8,685	9,257
Amortization of intangible assets	3,074	3,354	6,176	6,809
Regulatory fees	2,709	2,484	5,225	4,395
Contingency reserve	5,272	—	20,272	—
Other	6,992	4,848	17,416	13,339

Total noninterest expense	166,511	150,311	338,752	300,689

Income before income taxes	48,660	40,601	80,328	88,722
Income tax provision	13,988	10,672	22,243	23,852

NET INCOME	$34,672	$29,929	$58,085	$64,870

PER SHARE DATA
Net income - basic	$0.77	$0.75	$1.30	$1.62
Net income - diluted	0.76	0.74	1.28	1.61
Dividends	0.225	0.215	0.450	0.430
Weighted average shares outstanding	44,823,370	39,966,869	44,782,944	39,924,423

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$34,672	$29,929	$58,085	$64,870
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Change in unrealized holding gains (losses), net	50,910	(136,367)	83,369	(163,415)
Less: Reclassifications adjustment for gains included in net income	(2,569)	(1,519)	(4,039)	(7,412)

Change in unrealized gains (losses) on securities during the period	48,341	(137,886)	79,330	(170,827)

Income tax (expense) benefit	(18,143)	52,087	(29,789)	63,012

Other comprehensive income (loss)	30,198	(85,799)	49,541	(107,815)

Comprehensive income (loss)	$64,870	(55,870)	$107,626	(42,945)

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance - January 1, 2013	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345
Total comprehensive income (loss)			64,870	(107,815)		(42,945)
Cash dividends ($0.43 per share)	—	—	(17,440)	—	—	(17,440)
Purchase of treasury stock	—	—	—	—	(1,750)	(1,750)
Issuance of equity awards	—	(2,466)	—	—	2,916	450
Recognition of equity based compensation	—	4,096	—	—	—	4,096
Net tax benefit related to equity compensation plans	—	503	—	—	—	503
Sale of treasury stock	—	198	—	—	104	302
Exercise of stock options	—	2,056	—	—	1,855	3,911

Balance – June 30, 2013	$55,057	$736,456	$834,445	$(22,227)	$(377,259)	$1,226,472

Balance - January 1, 2014	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065
Total comprehensive income			58,085	49,541		107,626
Cash dividends ($0.45 per share)	—	—	(20,447)	—	—	(20,447)
Purchase of treasury stock	—	—	—	—	(3,165)	(3,165)
Issuance of equity awards	—	(3,395)	—	—	3,865	470
Recognition of equity based compensation	—	4,733	—	—	—	4,733
Net tax benefit related to equity compensation plans	—	1,202	—	—	—	1,202
Sale of treasury stock	—	300	—	—	159	459
Exercise of stock options	—	1,839	—	—	2,560	4,399

Balance – June 30, 2014	$55,057	$887,086	$922,268	$16,901	$(279,970)	$1,601,342

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net Income	$58,085	$64,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	9,500	7,000
Depreciation and amortization	22,654	22,004
Deferred income tax benefit	(4,361)	(2,803)
Net (increase) decrease in trading securities	(4,012)	7,768
Gains on sales of securities available for sale, net	(4,039)	(7,412)
Gains on sales of assets	(3,234)	(1,008)
Amortization of securities premiums, net of discount accretion	25,889	27,044
Originations of loans held for sale	(32,342)	(77,333)
Net gains on sales of loans held for sale	(495)	(435)
Proceeds from sales of loans held for sale	31,038	74,952
Issuance of equity awards	470	450
Equity based compensation	4,733	4,096
Advance payment on contingency reserve	6,000	—
Changes in:
Accrued income	4,411	(2,068)
Accrued expenses and taxes	(9,043)	17,435
Other assets and liabilities, net	(14,676)	(12,638)

Net cash provided by operating activities	90,578	121,922

Investing Activities
Proceeds from maturities of securities held to maturity	7,761	10,132
Proceeds from sales of securities available for sale	409,804	609,475
Proceeds from maturities of securities available for sale	791,895	897,664
Purchases of securities held to maturity	(48,830)	(55,735)
Purchases of securities available for sale	(1,079,530)	(1,712,362)
Net increase in loans	(409,806)	(658,751)
Net decrease in fed funds sold and resell agreements	4,366	22,895
Net increase in interest bearing balances due from other financial institutions	(79,772)	(1,907)
Purchases of bank premises and equipment	(19,261)	(17,389)
Net cash (paid) received for acquisitions	(18,111)	692
Proceeds from sales of bank premises and equipment	4,747	810

Net cash used in investing activities	(436,737)	(904,476)

Financing Activities
Net (decrease) increase in demand and savings deposits	(1,024,246)	318,000
Net decrease in time deposits	(421,900)	(241,615)
Net increase in fed funds purchased and repurchase agreements	24,076	370,709
Net decrease in short-term debt	(107)	(200)
Proceeds from long-term debt	1,820	—
Repayment of long-term debt	(1,130)	(1,102)
Payment of contingent consideration on acquisitions	(13,725)	(16,171)
Cash dividends paid	(20,433)	(17,255)
Net tax benefit related to equity compensation plans	1,202	503
Proceeds from exercise of stock options and sales of treasury shares	4,858	4,213
Purchases of treasury stock	(3,165)	(1,750)

Net cash (used in) provided by financing activities	(1,452,750)	415,332

Decrease in cash and due from banks	(1,798,909)	(367,222)
Cash and due from banks at beginning of period	2,582,428	1,366,394

Cash and due from banks at end of period	$783,519	$999,172

Supplemental Disclosures:
Income taxes paid	$26,118	$20,783
Total interest paid	$7,427	$8,704

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

1.	Financial Statement Presentation

The consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q filing and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Cash and cash equivalents

Amounts due from the Federal Reserve Bank, which are interest-bearing for all periods presented, and amounts due from certificates of deposits held at other financial institutions are included in interest-bearing due from banks. The amounts due from certificates of deposit totaled $107.4 million and $23.8 million at June 30, 2014 and June 30, 2013, respectively.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of June 30, 2014 and June 30, 2013 (in thousands):

	June 30,
	2014	2013
Due from the Federal Reserve	$143,641	$583,683
Cash and due from banks	639,878	415,489

Cash and cash equivalents at end of period	$783,519	$999,172

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 597,778 and 521,165 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2014 and 2013, respectively. Diluted year-to-date income per share includes the dilutive effect of 626,345 and 473,614 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2014 and 2013, respectively.

Options issued under employee benefit plans to purchase 253,149 shares of common stock were outstanding at June 30, 2014, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 276,931 shares of common stock were outstanding at June 30, 2013, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

3.	New Accounting Pronouncements

Investment Companies In June 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” for investment companies. The amendments changed the assessment of whether an entity is an investment company by requiring an entity to possess certain fundamental characteristics, while allowing judgment in assessing other typical characteristics. The ASU was effective January 1, 2014, and the Company did not change the status of any subsidiary, or the accounting applied to a subsidiary, under the new guidelines.

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

Revenue Recognition In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS) and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update are effective for interim and annual periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Repurchase-to-Maturity Transactions In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchased Financings, and Disclosures.” The amendment changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with accounting for other repurchase agreements. Additionally, the amendment requires new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and requires increased transparency on collateral pledged in secured borrowings. The amendments in this update are effective for interim and annual periods beginning after December 15, 2014. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-11 will have on its consolidated financial statements and related financial statement disclosures.

Stock Compensation In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period.” The amendment is intended to reduce diversity in practice by clarifying that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of this accounting pronouncement will not have a significant impact on the Company’s financial statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$29,400	$1,500	$8,461	$39,361	$3,499,888	$3,539,249
Commercial – credit card	275	92	20	387	118,488	118,875
Real estate:
Real estate – construction	1,965	128	909	3,002	228,906	231,908
Real estate – commercial	5,784	388	15,922	22,094	1,707,280	1,729,374
Real estate – residential	3,472	13	742	4,227	294,823	299,050
Real estate – HELOC	921	—	348	1,269	597,962	599,231
Consumer:
Consumer – credit card	2,041	2,218	669	4,928	301,122	306,050
Consumer – other	8,315	183	104	8,602	64,551	73,153
Leases	—	—	—	—	23,793	23,793

Total loans	$52,173	$4,522	$27,175	$83,870	$6,836,813	$6,920,683

	December 31, 2013
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,107	$135	$8,042	$10,284	$3,291,219	$3,301,503
Commercial – credit card	362	82	38	482	102,788	103,270
Real estate:
Real estate – construction	186	—	934	1,120	151,755	152,875
Real estate – commercial	3,611	344	19,213	23,168	1,678,983	1,702,151
Real estate – residential	1,257	13	868	2,138	287,218	289,356
Real estate – HELOC	880	6	210	1,096	565,032	566,128
Consumer:
Consumer – credit card	3,230	2,448	1,031	6,709	311,627	318,336
Consumer – other	1,727	190	370	2,287	60,625	62,912
Leases	—	—	—	—	23,981	23,981

Total loans	$13,360	$3,218	$30,706	$47,284	$6,473,228	$6,520,512

The Company sold $31.0 million and $75.0 million of residential real estate and student loans in the secondary market without recourse during the six-month periods ended June 30, 2014 and June 30, 2013, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $27.2 million and $30.7 million at June 30, 2014 and December 31, 2013, respectively. Restructured loans totaled $11.6 million and $12.1 million at June 30, 2014 and December 31, 2013, respectively. Loans 90 days past due and still accruing interest amounted to $4.5 million and $3.2 million at June 30, 2014 and December 31, 2013, respectively. There was an insignificant amount of interest recognized on impaired loans during 2014 and 2013.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at June 30, 2014 and December 31, 2013 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate- construction
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Non-watch list	$3,257,277	$3,041,224	$229,401	$151,359
Watch	96,157	110,932	1,194	210
Special Mention	94,482	78,064	19	—
Substandard	91,333	71,283	1,294	1,306

Total	$3,539,249	$3,301,503	$231,908	$152,875

	Real estate - commercial
	June 30, 2014	December 31, 2013
Non-watch list	$1,610,812	$1,565,894
Watch	43,955	76,647
Special Mention	30,856	19,876
Substandard	43,751	39,734

Total	$1,729,374	$1,702,151

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate- residential
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Performing	$118,855	$103,232	$298,308	$288,488
Non-performing	20	38	742	868

Total	$118,875	$103,270	$299,050	$289,356

	Real estate - HELOC		Consumer – credit card
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Performing	$598,883	$565,918	$305,381	$317,305
Non-performing	348	210	669	1,031

Total	$599,231	$566,128	$306,050	$318,336

	Consumer - other		Leases
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Performing	$73,049	$62,542	$23,793	$23,981
Non-performing	104	370	—	—

Total	$73,153	$62,912	$23,793	$23,981

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$48,363	$16,091	$10,984	$76	$75,514
Charge-offs	(1,476)	(55)	(3,048)	—	(4,579)
Recoveries	201	8	658	—	867
Provision	5,345	(1,827)	1,480	2	5,000

Ending Balance	$52,433	$14,217	$10,074	$78	$76,802

	Six Months Ended June 30, 2014
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$48,886	$15,342	$10,447	$76	$74,751
Charge-offs	(2,947)	(181)	(6,136)	—	(9,264)
Recoveries	268	17	1,530	—	1,815
Provision	6,226	(961)	4,233	2	9,500

Ending Balance	$52,433	$14,217	$10,074	$78	$76,802

Ending Balance: individually evaluated for impairment	$2,497	$1,118	$—	$—	$3,615
Ending Balance: collectively evaluated for impairment	49,936	13,099	10,074	78	73,187
Loans:
Ending Balance: loans	$3,658,124	$2,859,563	$379,203	$23,793	$6,920,683
Ending Balance: individually evaluated for impairment	14,517	12,407	1	—	26,925
Ending Balance: collectively evaluated for impairment	3,643,607	2,847,156	379,202	23,793	6,893,758

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,345	$14,946	$11,529	$61	$69,881
Charge-offs	(941)	(176)	(2,968)	—	(4,085)
Recoveries	141	7	703	—	851
Provision	2,563	1,519	904	14	5,000

Ending Balance	$45,108	$16,296	$10,168	$75	$71,647

	Six Months Ended June 30, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,390	$15,506	$12,470	$60	$71,426
Charge-offs	(2,423)	(371)	(6,139)	—	(8,933)
Recoveries	515	16	1,623	—	2,154
Provision	3,626	1,145	2,214	15	7,000

Ending Balance	$45,108	$16,296	$10,168	$75	$71,647

Ending Balance: individually evaluated for impairment	$2,727	$483	$—	$—	$3,210
Ending Balance: collectively evaluated for impairment	42,381	15,813	10,168	75	68,437
Loans:
Ending Balance: loans	$3,443,175	$2,495,294	$374,202	$26,250	$6,338,921
Ending Balance: individually evaluated for impairment	14,326	10,465	31	—	24,822
Ending Balance: collectively evaluated for impairment	3,428,849	2,484,829	374,171	26,250	6,314,099

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial:
Commercial	$17,703	$4,740	$9,777	$14,517	$2,497	$14,624
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,399	786	123	909	98	921
Real estate – commercial	12,772	7,138	3,384	10,522	1,020	12,223
Real estate – residential	1,151	976	—	976	—	1,024
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	1	1	—	1	—	5
Leases	—	—	—	—	—	—

Total	$33,026	$13,641	$13,284	$26,925	$3,615	$28,797

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial:
Commercial	$17,227	$3,228	$11,407	$14,635	$2,882	$14,791
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,408	810	123	933	—	1,186
Real estate – commercial	14,686	5,305	8,218	13,523	94	10,506
Real estate – residential	1,317	1,087	—	1,087	1,276	1,122
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	12	11	—	11	—	34
Leases	—	—	—	—	—	—

Total	$34,650	$10,441	$19,748	$30,189	$4,252	$27,639

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

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

The Company had $395 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s as of June 30, 2014. The Company made no TDR’s in the last 12 months that had payment defaults for the three or six-month periods ended June 30, 2014.

This table provides a summary of loans restructured by class during the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—	1	$469	$469
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	3	210	234	3	210	234
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	3	$210	$234	4	$679	$703

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

This table provides a summary of loans restructured by class for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	1	$658	$596	2	$1,128	$1,067
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	1	937	936
Real estate – residential	1	425	425	1	425	425
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	2	$1,083	$1,021	4	$2,490	$2,428

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

5.	Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$466,423	$820	$(568)	$466,675
U.S. Agencies	968,580	1,778	(992)	969,366
Mortgage-backed	3,180,331	31,755	(23,881)	3,188,205
State and political subdivisions	1,924,561	27,721	(8,920)	1,943,362
Corporates	133,706	13	(704)	133,015

Total	$6,673,601	$62,087	$(35,065)	$6,700,623

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$110,789	$284	$(873)	$110,200
U.S. Agencies	1,258,176	2,793	(3,306)	1,257,663
Mortgage-backed	2,984,963	23,942	(64,339)	2,944,566
State and political subdivisions	2,003,509	23,493	(31,756)	1,995,246
Corporates	457,275	902	(3,441)	454,736

Total	$6,814,712	$51,414	$(103,715)	$6,762,411

The following table presents contractual maturity information for securities available for sale at June 30, 2014 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$406,525	$408,703
Due after 1 year through 5 years	2,249,226	2,263,974
Due after 5 years through 10 years	705,537	711,189
Due after 10 years	131,982	128,552

Total	3,493,270	3,512,418
Mortgage-backed securities	3,180,331	3,188,205

Total securities available for sale	$6,673,601	$6,700,623

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2014, proceeds from the sales of securities available for sale were $409.8 million compared to $609.5 million for the same period in 2013. Securities transactions resulted in gross realized gains of $4.1 million and $7.6 million for the six months ended June 30, 2014 and 2013. The gross realized losses for the six months ended June 30, 2014 and 2013 were $11 thousand and $220 thousand, respectively.

Securities available for sale with a market value of $5.0 billion at June 30, 2014, and $5.9 billion at December 31, 2013, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits as required by law, and other potential borrowings. Of this amount, securities with a market value of $1.4 billion at June 30, 2014 and $1.7 billion at December 31, 2013 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$157,697	$(128)	$29,524	$(440)	$187,221	$(568)
U.S. Agencies	249,308	(242)	123,824	(750)	373,132	(992)
Mortgage-backed	859,667	(14,316)	482,338	(9,565)	1,342,005	(23,881)
State and political subdivisions	131,485	(429)	375,917	(8,491)	507,402	(8,920)
Corporates	37,856	(114)	86,833	(590)	124,689	(704)

Total temporarily-impaired debt securities available for sale	$1,436,013	$(15,229)	$1,098,436	$(19,836)	$2,534,449	$(35,065)

December 31, 2013	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$39,822	$(873)	$—	$—	$39,822	$(873)
U.S. Agencies	675,509	(3,130)	9,824	(176)	685,333	(3,306)
Mortgage-backed	1,945,964	(60,719)	89,147	(3,620)	2,035,111	(64,339)
State and political subdivisions	662,225	(25,064)	87,061	(6,692)	749,286	(31,756)
Corporates	271,834	(2,458)	41,522	(983)	313,356	(3,441)

Total temporarily-impaired debt securities available for sale	$3,595,354	$(92,244)	$227,554	$(11,471)	$3,822,908	$(103,715)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$238,799	$30,892	$—	$269,691

December 31, 2013
State and political subdivisions	$209,770	$21,740	$—	$231,510

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

The following table presents contractual maturity information for securities held to maturity at June 30, 2014 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$61	$69
Due after 1 year through 5 years	28,051	31,680
Due after 5 years through 10 years	97,997	110,674
Due after 10 years	112,690	127,268

Total securities held to maturity	$238,799	$269,691

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first six months of 2014 or 2013.

Trading Securities

The net unrealized gains on trading securities at June 30, 2014 and June 30, 2013 were $41 thousand and $788 thousand, respectively, and were included in trading and investment banking income on the consolidated statements of income.

Federal Reserve Bank Stock and Other Securities

The table below provides detailed information for Federal Reserve Bank stock and other securities at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal Reserve Bank stock	$16,279	$—	$—	$16,279
Other securities – marketable	—	20,020	—	20,020
Other securities – non-marketable	28,638	2,590	—	31,228

Total Federal Reserve Bank stock and other	$44,917	$22,610	$—	$67,527

December 31, 2013
Federal Reserve Bank stock	$16,279	$—	$—	$16,279
Other securities – marketable	20	16,612	—	16,632
Other securities – non-marketable	17,139	432	—	17,571

Total Federal Reserve Bank stock and other	$33,438	$17,044	$—	$50,482

Federal Reserve Bank stock is based on the capital structure of the investing bank and is carried at cost. Other marketable and non-marketable securities include Prairie Capital Management alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $20.0 million at June 30, 2014 and $16.6 million at December 31, 2013. The fair value of other non-marketable securities includes alternative investment securities of $7.2 million at June 30, 2014 and $4.7 million at December 31, 2013. Unrealized gains or losses on alternative investments are recognized in the Equity Earnings on Alternative Investments line of the Company’s Consolidated Statements of Income.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

6.	Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2014 and December 31, 2013 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of June 30, 2014	$142,753	$47,529	$19,476	$209,758

Following are the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$32,217	$4,280
Customer relationships	104,440	59,582	44,858
Other intangible assets	3,247	2,497	750

Total intangible assets	$144,184	$94,296	$49,888

	As of December 31, 2013
Core deposit intangible assets	$36,497	$31,674	$4,823
Customer relationships	103,960	54,062	49,898
Other intangible assets	3,247	2,383	864

Total intangible assets	$143,704	$88,119	$55,585

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Aggregate amortization expense	$3,074	$3,354	$6,176	$6,809

Estimated amortization expense of intangible assets on future years (in thousands):

For the six months ending December 31, 2014	$6,009
For the year ending December 31, 2015	9,619
For the year ending December 31, 2016	8,410
For the year ending December 31, 2017	7,167
For the year ending December 31, 2018	4,976

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit for loans (excluding credit card loans)	$2,736,970	$2,690,268
Commitments to extend credit under credit card loans	2,305,790	2,215,278
Commercial letters of credit	1,842	5,949
Standby letters of credit	385,704	356,054
Forward foreign exchange contracts	29,645	21,525
Spot foreign exchange contracts	1,010	8,001

On March 28, 2014, the Company received objections to its calculation of an earn-out amount owed to the sellers of Prairie Capital Management, LLC (PCM) and a related incentive bonus calculation. The sellers, which include current employees of PCM, claimed that certain unrealized gains on equity method investments managed by PCM should have been included in the Company’s calculations, which are governed by the asset purchase agreement. For the three month period ended March 31, 2014, the Company had accrued $15 million of contingency reserve expense related to this dispute. On June 30, 2014, the Company entered into a settlement agreement ,which amends and supersedes certain portions of the original PCM asset purchase agreement, dated June 27, 2010, that relate to the subject of the objections raised by the sellers of PCM. During the three-month period ended June 30, 2014, an additional $5.3 million of contingency reserve expense was recorded due to increases in value of the equity method investments upon which the settlement is based. Cash payments totaling $6.0 million were made on June 30, 2014 for this liability, resulting in a remaining liability as of June 30, 2014, of $14.3M. As part of the agreement, final settlement payments will be made in the third quarter of 2015. This contingency reserve is included in the Other liabilities line on the Company’s Consolidated Balance Sheet and the Contingency reserve line on Company’s Consolidated Statements of Income.

8.	Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, Business Segments): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at June 30, 2014. Previously reported results have been reclassified to conform to the current organizational structure.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$72,481	$12,390	$(1)	$1,300	$86,170
Provision for loan losses	2,686	2,314	—	—	5,000
Noninterest income	56,006	21,219	33,999	22,777	134,001
Noninterest expense	100,928	24,603	22,111	18,869	166,511

Income before taxes	24,873	6,692	11,887	5,208	48,660
Income tax expense	7,211	1,910	3,375	1,492	13,988

Net income	$17,662	$4,782	$8,512	$3,716	$34,672

Average assets	$12,008,000	$2,148,000	$69,000	$1,393,000	$15,618,000

	Three Months Ended June 30, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$70,558	$11,192	$(10)	$587	$82,327
Provision for loan losses	1,628	3,372	—	—	5,000
Noninterest income	46,436	18,640	29,155	19,354	113,585
Noninterest expense	92,540	21,850	18,856	17,065	150,311

Income before taxes	22,826	4,610	10,289	2,876	40,601
Income tax expense	6,035	1,203	2,708	726	10,672

Net income	$16,791	$3,407	$7,581	$2,150	$29,929

Average assets	$11,201,000	$1,793,000	$80,000	$1,801,000	$14,875,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Six Months Ended June 30, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$143,602	$24,778	$(3)	$3,238	$171,615
Provision for loan losses	5,112	4,388	—	—	9,500
Noninterest income	103,425	41,453	68,094	43,993	256,965
Noninterest expense	208,671	45,631	47,998	36,452	338,752

Income before taxes	33,244	16,212	20,093	10,779	80,328
Income tax expense	9,242	4,485	5,523	2,993	22,243

Net income	$24,002	$11,727	$14,570	$7,786	$58,085

Average assets	$12,204,000	$2,023,000	$71,000	$1,767,000	$16,065,000

	Six Months Ended June 30, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$137,818	$22,740	$(10)	$1,262	$161,810
Provision for loan losses	1,937	5,063	—	—	7,000
Noninterest income	99,184	38,077	57,708	39,632	234,601
Noninterest expense	184,076	41,968	37,700	36,945	300,689

Income before taxes	50,989	13,786	19,998	3,949	88,722
Income tax expense	13,740	3,737	5,376	999	23,852

Net income	$37,249	$10,049	$14,622	$2,950	$64,870

Average assets	$11,294,000	$1,726,000	$78,000	$1,731,000	$14,829,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

9.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2014 and December 31, 2013. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheet.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives		Liability Derivatives
Fair value	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Interest Rate Products:
Derivatives not designated as hedging instruments	$4,831	$2,442	$4,787	$2,346
Derivatives designated as hedging instruments	—	76	160	—

Total	$4,831	$2,518	$4,947	$2,346

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve making fixed-rate payments to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2014, the Company had one interest rate swap with a notional amount of $6.8 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

Designated Hedges

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2014, the Company recognized net losses of $8 thousand and $18 thousand, respectively, in other noninterest expense related to hedge ineffectiveness.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2014, the Company had twenty-six interest rate swaps with an aggregate notional amount of $343.5 million related to this program. During the three and six months ended June 30, 2014, the Company recognized $31 thousand of net gains and $52 thousand of net losses, respectively, related to changes in fair value of these swaps. During the three and six months ended June 30, 2013, the Company recognized net gains of $48 thousand and $154 thousand, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain (loss) recognized in other non-interest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability for the three and six months ended as of June 30, 2014 and June 30, 2013 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Interest Rate Products

Derivatives not designated as hedging instruments	$31	$48	$(52)	$154

Total	$31	$48	$(52)	$154

Interest Rate Products

Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$(116)	$—	$(235)	$—
Fair value adjustments on hedged items	108	—	217	—

Total	$(8)	$—	$(18)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2014 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

10.	Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement at June 30, 2014
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	260	—	260	—
Mortgage-backed	—	—	—	—
State and political subdivisions	7,494	—	7,494	—
Trading - other	18,330	18,330	—	—

Trading securities	26,484	18,730	7,754	—

U.S. Treasury	466,675	466,675	—	—
U.S. Agencies	969,366	—	969,366	—
Mortgage-backed	3,188,205	—	3,188,205	—
State and political subdivisions	1,943,362	—	1,943,362	—
Corporates	133,015	133,015	—	—

Available for sale securities	6,700,623	599,690	6,100,933	—
Company-owned life insurance	20,452	—	20,452	—
Derivatives	4,831	—	4,831	—

Total	$6,752,390	$618,420	$6,133,970	$—

Liabilities
Deferred compensation	25,377	25,377	—	—
Contingent consideration liability	52,027	—	—	52,027
Derivatives	4,947	—	4,947	—

Total	$82,351	$25,377	$4,947	$52,027

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Fair Value Measurement at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	515	—	515	—
State and political subdivisions	3,072	—	3,072	—
Trading - other	24,477	24,477	—	—

Trading securities	28,464	24,877	3,587	—

U.S. Treasury	110,200	110,200	—	—
U.S. Agencies	1,257,663	—	1,257,663	—
Mortgage-backed	2,944,566	—	2,944,566	—
State and political subdivisions	1,995,246	—	1,995,246	—
Corporates	454,736	454,736	—	—

Available for sale securities	6,762,411	564,936	6,197,475	—
Company-owned life insurance	19,619	—	19,619	—
Derivatives	2,518	—	2,518	—

Total	$6,813,012	$589,813	$6,223,199	$—

Liabilities
Deferred compensation	$19,825	$19,825	$—	$—
Contingent consideration liability	46,201	—	—	46,201
Derivatives	2,346	—	2,346	—

Total	$68,372	$19,825	$2,346	$46,201

The following table reconciles the beginning and ending balances of the contingent consideration liability for the six months ended June 30, 2014 (in thousands):

	Six Months Ended June 30,
	2014	2013
Beginning Balance	$46,201	$51,163
Contingency reserve	14,272	—
Payment of contingent considerations on acquisitions	(13,725)	(16,171)
Income from fair value adjustments	—	(138)
Expense from fair value adjustments	5,279	3,329

Ending Balance	$52,027	$38,183

During the six month period ended June 30, 2014, the Company recorded contingency reserve expense of $20.3 million in its Consolidated Statement of Income related to the resolution of the PCM dispute. On June 30, 2014, the Company made a payment of $6.0 million, reducing the remaining contingency reserve to $14.3 million. The settlement agreement amends the original asset purchase agreement dated June 27, 2010, and subsequent to the settlement, the remaining contingency reserve liability has been included in the table above as additional contingent consideration recorded at fair value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

The following table presents certain quantitative information about the significant unobservable input used in the fair value measurement for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Liabilities
Contingent consideration liability	Discounted cash flows	Revenue growth percentage	1% - 98%

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

Contingent Consideration The fair value of contingent consideration liabilities are derived from a discounted cash flow model of future contingent payments. The valuation of these liabilities are estimated by a collaborative effort of the Company’s mergers and acquisitions group, business unit management, and the corporate accounting group. These groups report primarily to the Company’s Chief Financial Officer and Chief Executive Officer. These future contingent payments are calculated based on estimates of future income and expense from each acquisition. These estimated cash flows are projected by the business unit management and reviewed by the mergers and acquisitions group. To obtain a current valuation of these projected cash flows, an expected present value technique is utilized to calculate a discount rate. The cash flow projections and discount rates are reviewed quarterly and updated as market conditions necessitate. Potential valuation adjustments are made as future income and expense projections for each acquisition are made which affect the calculation of the related contingent consideration payment. These adjustments are recorded through noninterest income and expense.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement at June 30, 2014
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
Impaired loans	$9,669	$—	$—	$9,669	$637
Other real estate owned	205	—	—	205	$—

Total	$9,874	$—	$—	$9,874	$637

	Fair Value Measurement at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$15,496	$—	$—	$15,496	$(2,496)
Other real estate owned	329	—	—	329	(125)

Total	$15,825	$—	$—	$15,825	$(2,621)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows (in millions):

	Fair Value Measurement at June 30, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$238.8	$—	$269.7	$—	$269.7
Federal Reserve Bank and other stock	67.5	—	67.5	—	67.5
Loans (exclusive of allowance for loan loss)	6,923.8	—	6,937.5	—	6,937.5
FINANCIAL LIABILITIES
Time deposits	1,020.0	—	1,019.5	—	1,019.5
Long-term debt	5.7	—	5.9	—	5.9
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2.9
Commercial letters of credit					0.1
Standby letters of credit					1.2

	Fair Value Measurement at December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$209.8	$—	$231.5	$—	$231.5
Federal Reserve Bank and other stock	50.5	—	50.5	—	50.5
Loans (exclusive of allowance for loan loss)	6,521.9	—	6,571.6	—	6,571.6
FINANCIAL LIABILITIES
Time deposits	1,449.6	—	1,449.4	—	1,449.4
Long-term debt	5.1	—	4.5	—	4.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6.0
Commercial letters of credit					0.1
Standby letters of credit					2.0

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amount presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three-month and six-month periods ended June 30, 2014. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategy is to maintain high quality through a strong balance sheet, solid credit quality, a low cost of funding, and effective risk management. The strength in the balance sheet can be seen in the solid credit quality of the earning assets and the Company’s continued growth in low cost funding. At June 30, 2014, the Company’s nonperforming assets as a percentage of total assets was 0.18 percent. As a percentage of loans, nonperforming loans decreased to 0.39 percent compared to 0.40 percent on June 30, 2013. These credit quality ratios were achieved while maintaining positive directional growth in average earning assets, which increased 8.9 percent from June 30, 2013, driven by an 11.4 percent increase in average noninterest-bearing demand deposits compared to June 30, 2013.

The second strategy is to deliver profitable and sustainable growth by accelerating fee businesses, growing quality earning assets, maximizing efficiencies, and maintaining sales leverage. The Company’s acceleration of fee businesses is apparent with the increase in trust and securities processing. Trust and securities processing income increased $9.9 million, or 15.6 percent, for the three months ended June 30, 2014 compared to the same period in 2013. The increase in trust and securities processing income was primarily due to a $3.7 million, or 18.9 percent, increase in fees related to institutional and personal investment management services, a $3.1 million, or 16.3 percent, increase in fund administration and custody services, and a $2.2 million, or 10.0 percent increase, in advisory fee income from the Scout Funds. Also notable and continuing to push industry trends, the Company produced double digit loan growth. While maintaining the aforementioned credit ratios, the Company’s June 30, 2014 average loans increased $739.0 million, or 12.0 percent, compared to the same three-month period one year ago.

The third strategy is to maintain diversified revenue streams. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the second quarter of 2014, noninterest income increased $20.4 million, or 18.0 percent, compared to the same period of 2013. The Company continues to emphasize its asset management, brokerage, bankcard services, health care services, and treasury management businesses. In particular, during the second quarter of 2014, this favorable change is primarily attributable to increased trust and securities processing income and increased equity earnings on alternative investments. At June 30, 2014, noninterest income represented 60.9 percent of total revenues, compared to 58.0 percent at June 30, 2013.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At June 30, 2014, the Company had $1.6 billion in total shareholders’ equity. This is an increase of $374.9 million, or 30.6 percent, compared to total shareholders’ equity at June 30, 2013. In 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. At June 30, 2014, the Company had a total risk-based capital ratio of 14.62 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 5,153 shares at an average price of $57.73 per share during the second quarter of 2014.

Earnings Summary

The Company recorded consolidated net income of $34.7 million for the three-month period ended June 30, 2014, compared to $29.9 million for the same period a year earlier. This represents a 15.9 percent increase over the three-month period ended June 30, 2013. Basic earnings per share for the second quarter of 2014 were $0.77 per share ($0.76 per share fully-diluted) compared to $0.75 per share ($0.74 per share fully-diluted) for the second quarter of 2013. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2014 were 0.89 and 8.77 percent, respectively, compared to 0.81 and 9.31 percent for the three-month period ended June 30, 2013.

The Company recorded consolidated net income of $58.1 million for the six-month period ended June 30, 2014, compared to $64.9 million for the same period a year earlier. This represents a 10.5 percent decrease over the six-month period ended June 30, 2013. Basic earnings per share for the six-month period ended June 30, 2014 were $1.30 per share ($1.28 per share fully-diluted) compared to $1.62 per share ($1.61 per share fully-diluted) for the period in 2013. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2014 were 0.73 and 7.48 percent, respectively, compared to 0.88 and 10.17 percent for the same period in 2013.

Net interest income for the three and six-month periods ended June 30, 2014 increased $3.8 million, or 4.7 percent, and $9.8 million, or 6.1 percent, respectively, compared to the same period in 2013. For the three-month period ended June 30, 2014, average earning assets increased by $749.3 million, or 5.4 percent, and for the six-month period ended June 30, 2014, they increased by $1.2 billion, or 8.9 percent, compared to the same periods in 2013. Net interest margin, on a tax-equivalent basis, decreased to 2.53 percent and 2.45 percent for the three and six-months periods ended June 30, 2014, compared to 2.56 percent and 2.53 percent for the same periods in 2013. These changes are discussed in greater detail below under Net Interest Income.

The provision for loan losses was flat for the three-month period ended June 30, 2014, and increased by $2.5 million for the six-month periods ended June 30, 2014, compared to the same periods in 2013. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased by two basis points to 1.11 percent as of June 30, 2014, compared to June 30, 2013. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2013 Annual Report on Form 10-K.

Noninterest income increased by $20.4 million, or 18.0 percent, for the three-month period ended June 30, 2014 and increased by $22.4 million, or 9.5 percent, for the six-month period ended June 30, 2014, compared to the same periods one year ago. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $16.2 million, or 10.8 percent, for the three-month period ended June 30, 2014, and increased by $38.1 million, or 12.7 percent, for the six-month period ended June 30, 2014, compared to the same periods in 2013. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended June 30, 2014, average earning assets increased by $749.3 million, or 5.4 percent, and for the six-month period ended June 30, 2014, they increased by $1.2 billion, or 8.9 percent, compared to the same periods in 2013. Net interest margin, on a tax-equivalent basis, decreased to 2.53 percent and 2.45 percent for the three and six-months periods ended June 30, 2014, compared to 2.56 percent and 2.53 percent for the same periods in 2013.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the recent interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income through volume. As illustrated in this table, net interest spread and margin for the three months ended June 30, 2014 decreased by three basis points compared to the same period in 2013. Net interest spread for the six months ended June 30, 2014 decreased by seven basis points and net interest margin decreased by eight basis points compared to the same period in 2013. These results are primarily due to an unfavorable rate variance, offset by a favorable volume variance on loans. The combined impact of these variances has led to an increase in interest income and a slight decrease in interest expense, or an increase in the Company’s net interest income as compared to results one year ago.

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

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.48 percent for the three-month period ended June 30, 2014 and 2.51 percent for the same period in 2013. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.41 percent for the six-month period ended June 30, 2014 and 2.49 percent for the same period in 2013.

	Three Months Ended June 30,
	2014		2013
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$6,897,840	3.51%	$6,158,821	3.69%
Securities:
Taxable	4,836,080	1.58	4,978,109	1.52
Tax-exempt	2,104,368	2.88	2,113,009	2.97

Total securities	6,940,448	1.97	7,091,118	1.95
Federal funds and resell agreements	32,692	0.56	28,524	0.56
Interest-bearing due from banks	619,094	0.30	432,588	0.31
Trading	36,785	1.80	66,482	1.79

Total earning assets	14,526,859	2.63	13,777,533	2.67
Allowance for loan losses	(75,929)		(70,004)
Other assets	1,167,262		1,167,899

Total assets	$15,618,192		$14,875,428

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,126,614	0.17%	$6,943,399	0.19%
Federal funds and repurchase agreements	1,592,986	0.11	1,848,118	0.11
Borrowed funds	5,771	5.07	4,592	5.33

Total interest-bearing liabilities	8,725,371	0.17	8,796,109	0.18
Noninterest-bearing demand deposits	5,152,980		4,636,240
Other liabilities	154,229		153,227
Shareholders’ equity	1,585,612		1,289,852

Total liabilities and shareholders’ equity	$15,618,192		$14,875,428

Net interest spread		2.46%		2.49%
Net interest margin		2.53		2.56

	Six Months Ended June 30,
	2014		2013
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$6,788,991	3.54%	$5,987,788	3.75%
Securities:
Taxable	4,861,475	1.58	4,925,312	1.53
Tax-exempt	2,107,119	2.90	2,054,141	3.02

Total securities	6,968,594	1.98	6,979,453	1.97
Federal funds and resell agreements	29,939	0.53	23,858	0.54
Interest-bearing due from banks	1,154,811	0.28	701,282	0.29
Trading	37,682	1.63	62,048	1.92

Total earning assets	14,980,017	2.55	13,754,429	2.65
Allowance for loan losses	(75,466)		(70,750)
Other assets	1,160,124		1,145,799

Total assets	$16,064,675		$14,829,478

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,545,182	0.16%	$6,980,728	0.21%
Federal funds and repurchase agreements	1,630,169	0.12	1,761,074	0.12
Borrowed funds	5,738	4.74	4,989	4.89

Total interest-bearing liabilities	9,181,089	0.16	8,746,791	0.19
Noninterest-bearing demand deposits	5,160,206		4,631,425
Other liabilities	156,608		165,117
Shareholders’ equity	1,566,772		1,286,145

Total liabilities and shareholders’ equity	$16,064,675		$14,829,478

Net interest spread		2.39%		2.46%
Net interest margin		2.45		2.53

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $820.1 million for the three-month and $791.3 million for the six-month periods ended June 30, 2014 compared to the same periods in 2013, the benefit from interest free funds was flat in the three-month period and declined one basis point in the six-month period, due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2014 vs 2013			Six Months Ended June 30, 2014 vs 2013
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$6,462	$(2,768)	$3,694	$14,088	$(6,214)	$7,874
Securities:
Taxable	(559)	739	180	(499)	1,176	677
Tax-exempt	(35)	(285)	(320)	852	(1,024)	(172)
Federal funds sold and resell agreements	6	—	6	16	(1)	15
Interest-bearing due from banks	140	(6)	134	624	(35)	589
Trading	(121)	2	(119)	(137)	(124)	(261)

Interest income	5,893	(2,318)	3,575	14,944	(6,222)	8,722
Change in interest incurred on:
Interest-bearing deposits	79	(320)	(241)	460	(1,434)	(974)
Federal funds purchased and repurchase agreements	(73)	36	(37)	(75)	(48)	(123)
Borrowed funds	15	(3)	12	18	(4)	14

Interest expense	21	(287)	(266)	403	(1,486)	(1,083)

Net interest income	$5,872	$(2,031)	$3,841	$14,541	$(4,736)	$9,805

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

Average earning assets	$14,526,859	$13,777,533	$749,326	$14,980,017	$13,754,429	$1,225,588

Average interest-bearing liabilities	8,725,371	8,796,109	(70,738)	9,181,089	8,746,791	434,298

Average interest free funds	$5,801,488	$4,981,424	$820,064	$5,798,928	$5,007,638	$791,290

Free funds ratio (free funds to earning assets)	39.94%	36.16%	3.78%	38.71%	36.41%	2.30%

Tax-equivalent yield on earning assets	2.63%	2.67%	(0.04)%	2.55%	2.65%	(0.10)%
Cost of interest-bearing liabilities	0.17	0.18	(0.01)	0.16	0.19	(0.03)

Net interest spread	2.46%	2.49%	(0.03)%	2.39%	2.46%	(0.07)%
Benefit of interest-free funds	0.07	0.07	0.00	0.06	0.07	(0.01)

Net interest margin	2.53%	2.56%	(0.03)%	2.45%	2.53%	(0.08)%

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

Based on the factors above, management of the Company expensed $5.0 million and $9.5 million related to the provision for loan losses for the three and six-month periods ended June 30, 2014, compared to $5.0 million and $7.0 million for the same periods in 2013. As illustrated in Table 3 below, the ALL decreased to 1.11 percent of total loans as of June 30, 2014, compared to 1.13 percent of total loans as of the same period in 2013.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013. Net charge-offs were $7.4 million for the first six months of 2014, compared to $6.8 million for the same period in 2013. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Six Months Ended June 30,	Year Ended December 31,
2014	2013	2013
Allowance-January 1	$74,751	$71,426	$71,426
Provision for loan losses	9,500	7,000	17,500

Charge-offs:
Commercial	(2,947)	(2,423)	(4,748)
Consumer:
Credit card	(5,348)	(5,372)	(10,531)
Other	(788)	(767)	(1,600)
Real estate	(181)	(371)	(775)

Total charge-offs	(9,264)	(8,933)	(17,654)

Recoveries:
Commercial	268	515	867
Consumer:
Credit card	1,101	1,115	1,720
Other	429	508	815
Real estate	17	16	77

Total recoveries	1,815	2,154	3,479

Net charge-offs	(7,449)	(6,779)	(14,175)

Allowance-end of period	$76,802	$71,647	$74,751

Average loans, net of unearned interest	$6,787,972	$5,982,266	$6,217,240
Loans at end of period, net of unearned interest	6,920,683	6,338,921	6,520,512
Allowance to loans at end of period	1.11%	1.13%	1.15%
Allowance as a multiple of net charge-offs	5.11	x	5.24	x	5.27	x
Net charge-offs to:
Provision for loan losses	78.41%	96.84%	81.00%
Average loans	0.22	0.23	0.23

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Trust and securities processing	$73,357	$63,486	$9,871	15.55%
Trading and investment banking	6,409	5,423	986	18.18
Service charges on deposit accounts	20,627	20,882	(255)	(1.22)
Insurance fees and commissions	732	1,236	(504)	(40.78)
Brokerage fees	3,075	2,886	189	6.55
Bankcard fees	17,185	16,032	1,153	7.19
Gains on sales of securities available for sale, net	2,569	1,519	1,050	69.12
Equity earnings on alternative investments	3,462	—	3,462	>100.00
Other	6,585	2,121	4,464	>100.00

Total noninterest income	$134,001	$113,585	$20,416	17.97%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Trust and securities processing	$144,920	$125,798	$19,122	15.20%
Trading and investment banking	10,732	12,532	(1,800)	(14.36)
Service charges on deposits	42,185	42,405	(220)	(0.52)
Insurance fees and commissions	1,335	2,198	(863)	(39.26)
Brokerage fees	4,890	5,832	(942)	(16.15)
Bankcard fees	32,808	32,470	338	1.04
Gains on sales of securities available for sale, net	4,039	7,412	(3,373)	(45.51)
Equity earnings on alternative investments	5,992	—	5,992	>100.00
Other	10,064	5,954	4,110	69.03

Total noninterest income	$256,965	$234,601	$22,364	9.53%

Fee-based, or noninterest income (summarized in Table 4), increased by $20.4 million, or 18.0 percent, during the three months ended June 30, 2014, and increased by $22.4 million, or 9.5 percent, during the six months ended June 30, 2014, compared to the same periods in 2013. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets. The increase in these fees for the three and six-month periods compared to the same periods last year was primarily due to changes in the following three categories of income. Institutional and personal investment management services fees for the three and six-month periods ended June 30, 2014, increased by $3.7 million, or 18.9 percent, and $6.7 million, or 17.2 percent, respectively. Fund administration and custody services fees for the three and six-month periods ended June 30, 2014, increased by $3.1 million, or 16.3 percent, and $4.5 million, or 11.6 percent, respectively. Advisory fee income from the Scout Funds for the three and six-month periods ended June 30, 2014, increased by $2.2 million, or 10.0 percent, and by $6.5 million, or 15.0 percent, respectively. Trust and securities processing fees are primarily asset-based. As such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and Investment Banking for the three and six-month periods ended June 30, 2014, increased by $1.0 million, or 18.2 percent, and decreased $1.8 million, or 14.4 percent, respectively. The income in this category is market driven and impacted by general increases or decreases in trading volume.

During the three and six-month periods ended June 30, 2014, $2.6 million and $4.0 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $1.5 million and $7.4 million for the same periods in 2013. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

During the three and six-month periods ended June 30, 2014, $3.5 million and $6.0 million of equity earnings on alternative investments were recognized on Prairie Capital Management investments. There were no unrealized gains or losses recognized in the same periods of 2013.

Other noninterest income for the three-month period ended June 30, 2014, increased $4.5 million, or 210.5 percent primarily driven by a $2.8 million gain on the sale of a branch property and increased fair value adjustments on interest rate swap transactions of $0.8 million compared to the same period in 2013. Other noninterest income for the six-month period ended June 30, 2014 increased $4.1 million, or 69.0 percent, primarily driven by the $2.8 million property gain noted above and increased fair value adjustments on interest rate swap transactions of $1.4 million.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Salaries and employee benefits	$89,532	$83,566	$5,966	7.14%
Occupancy, net	9,705	9,273	432	4.66
Equipment	12,920	11,873	1,047	8.82
Supplies and services	5,554	5,362	192	3.58
Marketing and business development	6,307	5,705	602	10.55
Processing fees	14,817	14,293	524	3.67
Legal and consulting	4,632	4,844	(212)	(4.38)
Bankcard	4,997	4,709	288	6.12
Amortization of other intangible assets	3,074	3,354	(280)	(8.35)
Regulatory fees	2,709	2,484	225	9.06
Contingency reserve	5,272	—	5,272	>100.00
Other	6,992	4,848	2,144	44.22

Total noninterest expense	$166,511	$150,311	$16,200	10.78%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Salaries and employee benefits	$178,413	$167,268	$11,145	6.66%
Occupancy, net	19,410	19,160	250	1.30
Equipment	25,583	23,807	1,776	7.46
Supplies and services	10,191	9,849	342	3.47
Marketing and business development	10,909	9,977	932	9.34
Processing fees	28,468	28,383	85	0.30
Legal and consulting	8,004	8,445	(441)	(5.22)
Bankcard	8,685	9,257	(572)	(6.18)
Amortization of other intangible assets	6,176	6,809	(633)	(9.30)
Regulatory fees	5,225	4,395	830	18.89
Contingency reserve	20,272	—	20,272	>100.00
Other	17,416	13,339	4,077	30.56

Total noninterest expense	$338,752	$300,689	$38,063	12.66%

Noninterest expense increased by $16.2 million, or 10.8 percent, for the three months ended June 30, 2014, and increased $38.1 million, or 12.7 percent, compared to the same period in 2013. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $6.0 million, or 7.1 percent, and increased $11.1 million, or 6.7 percent, for the three and six months ended June 30, 2014 compared to the same period in 2013. These increases are due to increases in salaries and wages of $2.5 million, or 4.7 percent, and $5.1 million, or 5.0 percent, for the three and six months ended June 30, 2014, compared to the same periods in 2013. Commissions and bonuses increased $1.2 million, or 6.7 percent, and $2.5 million, or 7.1 percent, for the three and six months ended June 30, 2014, compared to the same periods in 2013. Employee benefits expense increased $2.3 million, or 17.4 percent, and $3.6 million, or 11.8 percent, for the three and six months ended June 30, 2014, compared to the same periods in 2013.

Equipment expense increased $1.0 million, or 8.8 percent, and $1.8 million, or 7.5 percent, for the three and six months ended June 30, 2014 compared to the same period in 2013. The increases in both periods are due to increased computer hardware and software expenses.

Other noninterest expense increased $2.1 million, or 44.2 percent, and $4.1 million, or 30.6 percent, for the three and six months ended June 30, 2014 compared to the same period in 2013. The increase for the three-month period is due to increases of $0.8 million in fair value adjustments to the contingent consideration liabilities on acquisitions and increases in value adjustments on interest rate swap transactions of $0.6 million. The increase for the six-month period is due to increases of $2.1 million in fair value adjustments to the contingent consideration liabilities on acquisitions and increases in value adjustments on interest rate swap transactions of $1.4 million.

On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. As of March 31, 2014, $15.0 million of contingency reserve expense had been accrued related to this dispute. For the three-month period ended June 30, 2014, an additional $5.3 million of contingency reserve expense was recorded for a total estimated settlement liability of $20.3 million. Cash payments totaling $6.0 million were made on June 30, 2014 for this liability with final settlement payments to be made in the third quarter of 2015. This contingency reserve is included in the Other liabilities line on the Company’s Consolidated Balance Sheet and the Contingency reserve line on Company’s Consolidated Statements of Income.

Income Tax Expense

The Company’s effective tax rate is 27.7 percent for the six months ended June 30, 2014, compared to 26.9 percent for the same period in 2013. The increase in the effective tax rate is primarily attributable to a decrease in federal tax credits.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$72,481	$70,558	$1,923	2.73%
Provision for loan losses	2,686	1,628	1,058	64.99
Noninterest income	56,006	46,436	9,570	20.61
Noninterest expense	100,928	92,540	8,388	9.06

Income before taxes	24,873	22,826	2,047	8.97
Income tax expense	7,211	6,035	1,176	19.49

Net income	$17,662	$16,791	$871	5.19%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$143,602	$137,818	$5,784	4.20%
Provision for loan losses	5,112	1,937	3,175	>100.00
Noninterest income	103,425	99,184	4,241	4.28
Noninterest expense	208,671	184,076	24,595	13.36

Income before taxes	33,244	50,989	(17,745)	(34.80)
Income tax expense	9,242	13,740	(4,498)	(32.74)

Net income	$24,002	$37,249	$(13,247)	(35.56)%

Bank net income decreased by $13.2 million, or 35.6 percent, to $24.0 million for the six-month period ended June 30, 2014 compared to the prior year. Net interest income increased $5.8 million, or 4.2 percent over the same period in 2013 driven by commercial and commercial real estate loan growth, while being slightly offset by interest rate margin compression. Provision increased by $3.2 million, due to characteristics of the loan portfolio driving an increased allowance for loan loss reserve for this segment. Noninterest income increased $4.2 million, or 4.3 percent, over the same period in 2013 driven by increased trust and securities processing income of $4.3 million, increased unrealized gains on Prairie Capital Management equity method investments of $6.0 million, and an increase in other noninterest income of $4.6 million. The increase in trust and securities processing income is due to an increase in asset values and new business generated during the current year compared to the same period last year. The increase in other noninterest income is due to a gain on sale of a branch property of $2.8 million and an increase in fair value adjustments on interest rate swaps of $1.4 million. These increases were offset by decreases of $3.4 million in bond trading income, securities gains of $3.4 million, card services income of $1.7 million, and deposit service charges of $1.0 million compared to the same period last year.

Noninterest expense increased $24.6 million, or 13.4 percent, to $208.7 million compared to the prior year. The increase in noninterest expense is primarily due to a $20.3 million contingency reserve recorded in the current year and a $3.9 million increase in salaries and benefits compared to the same period last year. On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. A contingency reserve of $20.3 million was recorded during the six-month period ended June 30, 2014 related to the settlement.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$12,390	$11,192	$1,198	10.70%
Provision for loan losses	2,314	3,372	(1,058)	(31.38)
Noninterest income	21,219	18,640	2,579	13.84
Noninterest expense	24,603	21,850	2,753	12.60

Income before taxes	6,692	4,610	2,082	45.16
Income tax expense	1,910	1,203	707	58.77

Net income	$4,782	$3,407	$1,375	40.36%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$24,778	$22,740	$2,038	8.96%
Provision for loan losses	4,388	5,063	(675)	(13.33)
Noninterest income	41,453	38,077	3,376	8.87
Noninterest expense	45,631	41,968	3,663	8.73

Income before taxes	16,212	13,786	2,426	17.60
Income tax expense	4,485	3,737	748	20.02

Net income	$11,727	$10,049	$1,678	16.70%

Payment Solutions net income increased $1.7 million, or 16.7 percent, to $11.7 million from the prior year. Net interest income increased $2.0 million, or 9.0 percent and provision expense was flat compared to the prior year for the six months ended June 30, 2014. Noninterest income increased $3.4 million, or 8.9 percent, driven by an increase in card services income of $2.0 million. Noninterest expense increased by $3.7 million, or 8.7 percent, primarily due to increased staffing, technology, and occupancy expenses compared to the same period last year.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$(1)	$(10)	$9	90.00%
Provision for loan losses	—	—	—	—
Noninterest income	33,999	29,155	4,844	16.61
Noninterest expense	22,111	18,856	3,255	17.26

Income before taxes	11,887	10,289	1,598	15.53
Income tax expense	3,375	2,708	667	24.63

Net income	$8,512	$7,581	$931	12.28%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$(3)	$(10)	$7	70.00%
Provision for loan losses	—	—	—	—
Noninterest income	68,094	57,708	10,386	18.00
Noninterest expense	47,998	37,700	10,298	27.32

Income before taxes	20,093	19,998	95	0.48
Income tax expense	5,523	5,376	147	2.73

Net income	$14,570	$14,622	$(52)	(0.36)%

For the six months ended June 30, 2014, Institutional Investment Management net income was flat with the same period last year. Noninterest income increased $10.4 million, or 18.0 percent, due to a $3.8 million increase in advisory fees from separately managed accounts, and a $6.5 million increase in fees from the Scout Funds, which are both driven by increased asset values. The increase in noninterest expense of $10.3 million, or 27.3 percent, over the prior year was primarily due to a $3.9 million increase in salaries and benefits and a $4.6 million increase in contingent consideration liabilities related to the Reams acquisition.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$1,300	$587	$713	>100.00%
Provision for loan losses	—	—	—	—
Noninterest income	22,777	19,354	3,423	17.69
Noninterest expense	18,869	17,065	1,804	10.57

Income before taxes	5,208	2,876	2,332	81.08
Income tax expense	1,492	726	766	>100.00

Net income	$3,716	$2,150	$1,566	72.84%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$3,238	$1,262	$1,976	>100.00%
Provision for loan losses	—	—	—	—
Noninterest income	43,993	39,632	4,361	11.00
Noninterest expense	36,452	36,945	(493)	(1.33)

Income before taxes	10,779	3,949	6,830	>100.00
Income tax expense	2,993	999	1,994	>100.00

Net income	$7,786	$2,950	$4,836	>100.00%

Asset Servicing net income increased $4.8 million, or 163.9 percent, to $7.8 million compared to the same period last year. Net interest income increased $2.0 million compared to last year. Noninterest income increased $4.4 million, or 11.0 percent, due to a $4.4 million, or 11.3%, increase in fee income driven primarily by new business added in transfer agent, alternative investment, and fund administration services. Noninterest expense remained flat with the same period last year.

Balance Sheet Analysis

Total assets of the Company decreased by $1.3 billion, or 8.0 percent, as of June 30, 2014, compared to December 31, 2013, primarily due to a decrease in due from Federal Reserve balances of $1.9 billion, or 93.0 percent, offset by an increase in loan balances of $400.2 million, or 6.1 percent. The overall decrease in total assets is directly related to a corresponding decrease in deposit balances of $1.5 billion, or 10.8 percent, from December 31, 2013 to June 30, 2014.

Total assets of the Company increased $309.5 million as of June 30, 2014, or 2.0 percent, compared to June 30, 2013. This increase is a result of an increase in loans of $581.8 million, or 9.2 percent, offset by a decrease in due from Federal Reserve balances of $440.0 million, or 75.4 percent. The overall increase in total assets from June 30, 2013 to June 30, 2014 is directly related to a corresponding increase in total deposits of $444.5 million, or 3.8 percent, and an increase in total shareholder’s equity of $374.9 million, or 30.6 percent, as a result of the common stock issuance completed in September 2013, which increased total shareholder’s equity by $231.4 million. The increases in total deposits and shareholder’s equity from June 30, 2013 to June 30, 2014 were offset by decreases in borrowed funds of $550.7 million.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2014	2013	2013
Total assets	$15,562,690	$15,253,217	$16,911,852
Loans, net of unearned interest	6,920,683	6,338,921	6,520,512
Total investment securities	7,033,433	7,178,637	7,051,127
Interest-bearing due from banks	255,453	607,470	2,093,467
Total earning assets	14,218,575	14,127,047	15,678,730
Total deposits	12,174,289	11,729,750	13,640,766
Total borrowed funds	1,613,039	2,162,556	1,588,380

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $400.2 million, or 6.1 percent, to $6.9 billion at June 30, 2014 compared to December 31, 2013 and increased $581.8 million, or 9.2 percent, compared to June 30, 2013. Compared to December 31, 2013, commercial loans increased $237.7 million, or 7.2 percent. Compared to June 30, 2013, commercial loans increased $207.5 million, or 6.2 percent, commercial real estate increased $160.2 million, or 10.2 percent, and construction real estate increased $124.7 million, or 116.4 percent. The increase in total loans is driven by the Company’s focus on generating higher-yielding assets by shifting assets from the securities portfolio to the loan portfolio.

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

Investment securities totaled $7.0 billion at June 30, 2014, compared to $7.1 billion at December 31, 2013, and $7.2 billion at June 30, 2013. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 49.5 percent, 45.0 percent, and 50.8 percent, respectively, of the earning assets as of June 30, 2014, December 31, 2013, and June 30, 2013. There were $5.0 billion of these securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law at June 30, 2014. Of this amount, securities with a market value of $1.4 billion at June 30, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

Investment securities had an average tax-equivalent yield of 1.98 percent for the first six months of 2014 compared to 1.97 percent for the same period in 2013. The average life of the securities portfolio was 47.4 months at June 30, 2014 compared to 47.7 months at December 31, 2013 and 48.8 months at June 30, 2013. The decrease in average life from June 30, 2013 and December 31, 2013 was primarily related to the company’s strategy to gradually lower the market value sensitivity of the portfolio as well as to better position the portfolio for a rising interest rate environment.

Deposits and Borrowed Funds

Deposits decreased $1.5 billion, or 10.8 percent, from December 31, 2013 to June 30, 2014 and increased $444.5 million, or 3.8 percent, from June 30, 2013. Noninterest-bearing deposits increased $209.7 million and interest-bearing deposits decreased $1.7 billion from December 31, 2013. The decrease in interest-bearing deposits from December 31, 2013 is primarily due to a single Asset Servicing client that migrated approximately $1.5 billion of money market deposits to another financial institution during the first quarter of 2014. Noninterest-bearing deposits increased $512.1 million and interest-bearing deposits decreased $0.1 million compared to June 30, 2013.

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

Borrowed funds remained flat with December 31, 2013 and decreased $0.5 million from June 30, 2013. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.6 billion at June 30, 2014 and December 31, 2013, compared to $2.2 billion at June 30, 2013. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.6 billion at June 30, 2014, a $95.3 million increase compared to December 31, 2013 and a $374.9 million increase compared to June 30, 2013. The increase in shareholder’s equity from June 30, 2013 to June 30, 2014 is a result of the common stock issuance completed in September 2013, which increased total shareholder’s equity by $231.4 million.

The Company’s Board of Directors authorized, at its April 22, 2014 and April 23, 2013 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the six months ended June 30, 2014 and 2013, the Company acquired 52,123 shares and 37,848 shares under the 2014 and 2013 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On July 22, 2014, the Board of Directors declared a dividend of $0.225 per share. The dividend will be paid on October 1, 2014 to shareholders of record on September 10, 2014.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.81 percent and total capital ratio of 14.62 percent substantially exceed the regulatory minimums.

The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is Tier 1 core capital to total average assets less goodwill and intangibles. The Company’s leverage ratio of 8.70 percent as of June 30, 2014 substantially exceeds the regulatory minimum.

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

The final rule substantially revises the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and UMB Bank, n.a., compared to the current U.S. risk-based capital rules. The rule defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. The rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaces the existing risk-weighting approach to enhance risk sensitivity.

Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations will also be required on January 1, 2015. The impact of these new rules will require the Company to maintain capital in excess of current “well-capitalized” regulatory standards. The Company believes its capital ratios will be higher than those required in the final rule.

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2014	2013	2014	2013
Return on average assets	0.89%	0.81%	0.73%	0.88%
Return on average equity	8.77	9.31	7.48	10.17
Average equity to assets	10.15	8.67	9.75	8.67
Tier 1 risk-based capital ratio	13.81	10.72	13.81	10.72
Total risk-based capital ratio	14.62	11.52	14.62	11.52
Leverage ratio	8.70	6.76	8.70	6.76

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2014	2013	2014	2013
Earnings basic	$0.77	$0.75	$1.30	$1.62
Earnings diluted	0.76	0.74	1.28	1.61
Cash dividends	0.225	0.215	0.450	0.430
Dividend payout ratio	29.22%	28.67%	34.62%	26.54%
Book value	$35.21	$30.20	$35.21	$30.20

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see Note 7, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for detailed information on these arrangements.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Company’s Board of Directors. The ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans and trading securities.

Overall, the Company manages interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates substantially all of the Company’s assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward gradual and a 100 basis point downward gradual change of market interest rates over a one-year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook, and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. Since the results of these simulations can be significantly influenced by assumptions utilized, management evaluates the sensitivity of the simulation results to changes in assumptions.

Table 12 shows the net interest income increase or decrease over the next twelve months as of June 30, 2014 and 2013 based on hypothetical gradual changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2014 Amount of change	June 30, 2013 Amount of change
300	$24,877	$9,410
200	16,893	5,661
100	8,842	1,651
Static	—	—
(100)	N/A	N/A

The Company is sensitive at June 30, 2014 to increases in rates. Increases in interest rates are projected to cause increases in net interest income. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. For projected increases in rates, net interest income is projected to increase due to the Company being positioned to adjust yields on assets with changes in market rates more than the cost of paying liabilities is projected to increase.

Trading Account

The Company’s subsidiary, UMB Bank, n.a (the Bank) carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $26.5 million as of June 30, 2014 compared to $28.5 million as of December 31, 2013.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.7 million to $27.2 million at June 30, 2014, compared to June 30, 2013 and decreased $3.5 million, compared to December 31, 2013.

The Company had $1.5 million and $3.6 million of other real estate owned as of June 30, 2014 and 2013 respectively, compared to $1.3 million as of December 31, 2013. Loans past due more than 90 days totaled $4.5 million as of June 30, 2014, compared to $4.0 million at June 30, 2013 and $3.2 million as of December 31, 2013.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $11.6 million of restructured loans at June 30, 2014, $14.0 million at June 30, 2013 and $12.1 million at December 31, 2013.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,				December 31,
	2014		2013		2013
Nonaccrual loans	$16,117		$12,576		$19,305
Restructured loans on nonaccrual	11,058		12,913		11,401

Total nonperforming loans	27,175		25,489		30,706
Other real estate owned	1,455		3,573		1,288

Total nonperforming assets	$28,630		$29,062		$31,994

Loans past due 90 days or more	$4,522		$4,013		$3,218
Restructured loans accruing	554		1,135		665
Allowance for Loan Losses	76,802		71,647		74,751

Ratios
Nonperforming loans as a percent of loans	0.39%		0.40%		0.47%
Nonperforming assets as a percent of loans plus other real estate owned	0.41		0.46		0.49
Nonperforming assets as a percent of total assets	0.18		0.19		0.19
Loans past due 90 days or more as a percent of loans	0.07		0.06		0.05
Allowance for loan losses as a percent of loans	1.11		1.13		1.15
Allowance for loan losses as a multiple of nonperforming loans	2.83	x	2.81	x	2.43	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.7 billion of high-quality securities available for sale. Securities available for sale with a market value of $5.0 billion at June 30, 2014 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.4 billion at June 30, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. In 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. Management believes it can raise debt or equity capital on favorable terms in the future, should the need arise. The Bank is a member of the Federal Home Loan Bank (FHLB) system, which also provides an additional source of funding.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2014 was $5.4 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at June 30, 2014.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these proceedings are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2014.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 22, 2014	97	$60.55	97	1,910,813

April 23-April 30, 2014	—	—	—	2,000,000

May 1-May 31, 2014	3,993	57.28	3,993	1,996,007

June 1-June 30, 2014	1,063	59.17	1,063	1,994,944

Total	5,153	$57.73	5,153

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a)	The following exhibits are filed herewith:

i.	3.1 Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

ii.	3.2 Bylaws, amended and restated as of January 28, 2014 incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K and filed with the Commission on January 28, 2014.

iii.	4 Description of the Registrant’s common stock in Amendment No. 1 on Form 8, incorporated by reference to its General Form for Registration of Securities on Form 10 dated March 5, 1993.

iv.	10.1 Settlement Agreement and Release dated June 30, 2014 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K and filed with the Commission on July 3, 2014.

v.	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vi.	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

vii.	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

viii.	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

ix.	101.INS XBRL Instance

x.	101.SCH XBRL Taxonomy Extension Schema

xi.	101.CAL XBRL Taxonomy Extension Calculation

xii.	101.DEF XBRL Taxonomy Extension Definition

xiii.	101.LAB XBRL Taxonomy Extension Labels

xiv.	101.PRE XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Chief Financial Officer
Chief Accounting Officer

Date: July 31, 2014