Form 10-Q
period 2014-09-30
UMB FINANCIAL CORP
filed 2014-11-06
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, UMB Financial Corporation had 45,493,346 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Loans:	$7,103,163	$6,520,512
Allowance for loan losses	(77,316)	(74,751)

Net loans	7,025,847	6,445,761

Loans held for sale	1,718	1,357
Securities:
Available for sale	6,759,803	6,762,411
Held to maturity (fair market value of $270,290 and $231,510, respectively)	237,961	209,770
Trading	31,790	28,464
Federal Reserve Bank stock and other	71,192	50,482

Total investment securities	7,100,746	7,051,127

Federal funds sold and securities purchased under agreements to resell	65,255	87,018
Interest-bearing due from banks	986,428	2,093,467
Cash and due from banks	395,956	521,001
Bank premises and equipment, net	257,341	249,689
Accrued income	77,263	78,216
Goodwill	209,758	209,758
Other intangibles	46,966	55,585
Other assets	116,750	118,873

Total assets	$16,284,028	$16,911,852

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,467,810	$5,189,998
Interest-bearing demand and savings	6,324,535	7,001,126
Time deposits under $100,000	434,863	491,792
Time deposits of $100,000 or more	526,229	957,850

Total deposits	12,753,437	13,640,766
Federal funds purchased and repurchase agreements	1,711,809	1,583,218
Short-term debt	—	107
Long-term debt	7,067	5,055
Accrued expenses and taxes	161,194	153,450
Other liabilities	35,172	23,191

Total liabilities	14,668,679	15,405,787

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 45,485,313 and 45,221,237 shares outstanding, respectively	55,057	55,057
Capital surplus	891,353	882,407
Retained earnings	947,664	884,630
Accumulated other comprehensive income (loss)	1,827	(32,640)
Treasury stock, 9,571,417 and 9,835,493 shares, at cost, respectively	(280,552)	(283,389)

Total shareholders’ equity	1,615,349	1,506,065

Total liabilities and shareholders’ equity	$16,284,028	$16,911,852

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans	$61,636	$59,125	$180,845	$170,459
Securities:
Taxable interest	18,884	19,017	56,866	56,325
Tax-exempt interest	9,745	10,338	29,450	30,216

Total securities income	28,629	29,355	86,316	86,541
Federal funds and resell agreements	87	62	166	126
Interest-bearing due from banks	426	276	2,015	1,276
Trading securities	39	278	311	808

Total interest income	90,817	89,096	269,653	259,210

INTEREST EXPENSE
Deposits	3,015	3,097	9,166	10,222
Federal funds and repurchase agreements	358	385	1,293	1,443
Other	(82)	69	53	190

Total interest expense	3,291	3,551	10,512	11,855

Net interest income	87,526	85,545	259,141	247,355
Provision for loan losses	4,500	6,500	14,000	13,500

Net interest income after provision for loan losses	83,026	79,045	245,141	233,855

NONINTEREST INCOME
Trust and securities processing	74,062	68,465	218,982	194,263
Trading and investment banking	3,826	3,792	14,558	16,324
Service charges on deposits	21,634	21,036	63,819	63,441
Insurance fees and commissions	911	869	2,246	3,066
Brokerage fees	3,276	2,895	8,166	8,727
Bankcard fees	17,121	15,196	49,929	47,666
Gain on sales of securities available for sale, net	26	1,140	4,065	8,552
Equity earnings on alternative investments	2,470	4,241	8,462	4,241
Other	3,149	3,991	13,213	9,946

Total noninterest income	126,475	121,625	383,440	356,226

NONINTEREST EXPENSE
Salaries and employee benefits	90,041	83,733	268,454	251,000
Occupancy, net	10,475	10,016	29,885	29,175
Equipment	13,408	12,205	38,991	36,012
Supplies and services	4,817	4,761	15,008	14,611
Marketing and business development	6,057	5,536	16,966	15,514
Processing fees	14,085	14,471	42,553	42,854
Legal and consulting	4,496	4,433	12,500	12,877
Bankcard	4,097	4,561	12,782	13,817
Amortization of intangible assets	3,043	3,245	9,219	10,054
Regulatory fees	2,577	2,670	7,802	7,066
Contingency reserve	—	—	20,272	—
Other	8,365	7,432	25,781	20,772

Total noninterest expense	161,461	153,063	500,213	453,752

Income before income taxes	48,040	47,607	128,368	136,329
Income tax provision	12,410	13,175	34,653	37,027

NET INCOME	$35,630	$34,432	$93,715	$99,302

PER SHARE DATA
Net income—basic	$0.79	$0.85	$2.09	$2.47
Net income—diluted	0.78	0.83	2.06	2.44
Dividends	0.225	0.215	0.675	0.645
Weight average shares outstanding	44,890,309	40,698,700	44,819,125	40,185,351

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$35,630	$34,432	$93,715	$99,302
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:
Change in unrealized holding (losses) gains, net	(24,213)	11,694	59,156	(151,721)
Less: Reclassifications adjustment for gains included in net income	(26)	(1,140)	(4,065)	(8,552)

Change in unrealized (losses) gains on securities during the period	(24,239)	10,554	55,091	(160,273)
Income tax benefit (expense)	9,165	(4,005)	(20,624)	59,007

Other comprehensive (loss) income	(15,074)	6,549	34,467	(101,266)

Comprehensive income (loss)	$20,556	$40,981	$128,182	$(1,964)

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance—January 1, 2013	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345
Total comprehensive loss			99,302	(101,266)		(1,964)
Dividends ($0.645 per share)	—	—	(26,179)	—	—	(26,179)
Purchase of treasury stock	—	—		—	(2,551)	(2,551)
Issuance of equity awards	—	(2,189)	—	—	2,638	449
Recognition of equity based compensation	—	6,319	—	—	—	6,319
Net tax benefit related to equity compensation plans	—	963	—	—	—	963
Sale of treasury stock	—	367	—	—	172	539
Exercise of stock options		2,916	—	—	2,641	5,557
Common stock issuance	—	121,708	—	—	79,469	201,177

Balance—September 30, 2013	$55,057	$862,153	$860,138	$(15,678)	$(298,015)	$1,463,655

Balance—January 1, 2014	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065
Total comprehensive income			93,715	34,467		128,182
Dividends ($0.675 per share)	—	—	(30,681)	—	—	(30,681)
Purchase of treasury stock	—	—	—	—	(3,858)	(3,858)
Issuance of equity awards	—	(2,624)	—	—	3,114	490
Recognition of equity based compensation	—	7,224	—	—	—	7,224
Net tax benefit related to equity compensation plans	—	1,507	—	—	—	1,507
Sale of treasury stock	—	455	—	—	244	699
Exercise of stock options	—	2,384	—	—	3,337	5,721

Balance—September 30, 2014	$55,057	$891,353	$947,664	$1,827	$(280,552)	$1,615,349

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net Income	$93,715	$99,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,000	13,500
Depreciation and amortization	34,415	32,998
Deferred income tax benefit	(5,909)	(5,292)
Net (increase) decrease in trading securities	(11,787)	770
Gains on sales of securities available for sale, net	(4,065)	(8,552)
Gains on sales of assets	(2,948)	(674)
Amortization of securities premiums, net of discount accretion	38,599	40,339
Originations of loans held for sale	(51,427)	(101,935)
Net gains on sales of loans held for sale	(814)	(609)
Proceeds from sales of loans held for sale	51,880	103,388
Equity based compensation	7,714	6,768
Changes in:
Accrued income	953	(2,281)
Accrued expenses and taxes	21,465	28,401
Other assets and liabilities, net	(4,168)	(13,009)

Net cash provided by operating activities	181,623	193,114

Investing Activities
Proceeds from maturities of securities held to maturity	16,804	27,209
Proceeds from sales of securities available for sale	410,580	678,522
Proceeds from maturities of securities available for sale	1,034,231	1,193,130
Purchases of securities held to maturity	(58,573)	(94,481)
Purchases of securities available for sale	(1,411,017)	(1,894,722)
Net increase in loans	(596,221)	(829,856)
Net decrease in fed funds sold and resell agreements	21,763	35,434
Net increase in interest bearing balances due from other financial institutions	(130,125)	(411)
Purchases of bank premises and equipment	(35,219)	(26,997)
Net cash activity from acquisitions and branch sales	(18,231)	692
Proceeds from sales of bank premises and equipment	5,014	808
Purchases of company-owned life insurance	(6,000)	—

Net cash used in investing activities	(766,994)	(910,672)

Financing Activities
Net (decrease) increase in demand and savings deposits	(386,207)	1,505,416
Net decrease in time deposits	(480,791)	(117,737)
Net increase (decrease) in fed funds purchased and repurchase agreements	128,591	(259,306)
Net decrease in short-term debt	(107)	(303)
Proceeds from long-term debt	3,320	1,000
Repayment of long-term debt	(1,308)	(1,235)
Payment of contingent consideration on acquisitions	(13,725)	(16,172)
Cash dividends paid	(30,679)	(26,002)
Net tax benefit related to equity compensation plans	1,507	963
Common stock issuance	—	201,177
Proceeds from exercise of stock options and sales of treasury shares	6,420	6,096
Purchases of treasury stock	(3,858)	(2,551)

Net cash (used in) provided by financing activities	(776,837)	1,291,346

(Decrease) increase in cash and cash equivalents	(1,362,208)	573,788
Cash and cash equivalents at beginning of period	2,582,428	1,366,394

Cash and cash equivalents at end of period	$1,220,220	$1,940,182

Supplemental Disclosures:
Income taxes paid	$40,789	$34,351
Total interest paid	10,720	12,560

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

Cash and cash equivalents

Cash and cash equivalents include Cash and due from banks and amounts due from the Federal Reserve Bank. Amounts due from the Federal Reserve Bank are interest-bearing for all periods presented and are included in the Interest-bearing due from banks line on the Company’s Consolidated Balance Sheets.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of September 30, 2014 and September 30, 2013 (in thousands):

	September 30,
	2014	2013
Due from the Federal Reserve	$824,264	$1,335,590
Cash and due from banks	395,956	604,592

Cash and cash equivalents at end of period	$1,220,220	$1,940,182

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are amounts due from certificates of deposits held at other financial institutions. The amounts due from certificates of deposit totaled $157.3 million and $22.3 million at September 30, 2014 and September 30, 2013, respectively.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 551,674 and 650,028 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2014 and 2013, respectively. Diluted year-to-date income per share includes the dilutive effect of 601,260 and 544,930 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2014 and 2013, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

Options issued under employee benefits plans to purchase 250,911 shares of common stock were outstanding at September 30, 2014, but were not included in the computation of quarter-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefit plans to purchase 250,911 and 270,839 shares of common stock were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive.

Common Stock Issuance

On September 16, 2013, the Company completed the issuance of 3.9 million shares of common stock with net proceeds of $201.2 million to be used for strategic growth purposes. In addition, UMB granted the underwriters a 30-day option to purchase up to an additional 585,000 shares of common stock. On October 17, 2013, the underwriters exercised the option of 585,000 shares, which generated additional net proceeds of $30.2 million.

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

Reclassification of Residential Real Estate Loans In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendment is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans such that the loan receivable should be derecognized and the real stated property recognized. The amendments in this update are effective for interim and annual periods beginning after December 15, 2014. The adoption of this accounting pronouncement will not have a significant impact on the Company’s consolidated financial statements.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

requires increased transparency on collateral pledged in secured borrowings. The amendments in this update are effective for interim and annual periods beginning after December 15, 2014. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-11 will have on its consolidated financial statements and related financial statement disclosures.

Stock Compensation In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period.” The amendment is intended to reduce diversity in practice by clarifying that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of this accounting pronouncement will not have a significant impact on the Company’s consolidated financial statements.

Troubled Debt Restructurings by Creditors In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendment is intended to reduce diversity in practice in the classification of mortgage loans extended under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), that entitle the creditor to recover all or a portion of the unpaid principal balance from the government if a borrower defaults. This update requires government-guaranteed mortgage loans that meet certain criteria to be derecognized and a separate receivable be recognized upon foreclosure. The amendments in this update are effective for interim and annual periods beginning after December 15, 2014. The adoption of this accounting pronouncement will not have a significant impact on the Company’s consolidated financial statements.

Going Concern In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendment addresses management’s responsibility in regularly evaluating whether there is substantial doubt about a company’s ability to continue as a going concern. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, although early adoption is permitted. The adoption of this accounting pronouncement will not have a significant impact on the Company’s consolidated financial statements.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

Construction loans are underwritten using feasibility studies, independent appraisal reviews, sensitivity analysis or absorption and lease rates and financial analysis of the developers and property owners. Construction loans are based upon estimates of costs and value associated with the complete project. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their repayment being sensitive to interest rate changes, governmental regulation of real property, economic conditions, and the availability of long-term financing.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$1,376	$199	$15,075	$16,650	$3,522,624	$3,539,274
Commercial – credit card	293	75	44	412	129,612	130,024
Real estate:
Real estate – construction	2,380	—	948	3,328	242,477	245,805
Real estate – commercial	3,050	2,038	15,267	20,355	1,786,570	1,806,925
Real estate – residential	869	207	567	1,643	315,183	316,826
Real estate – HELOC	157	—	115	272	629,224	629,496
Consumer:
Consumer – credit card	2,348	1,962	550	4,860	298,833	303,693
Consumer – other	3,723	197	96	4,016	87,904	91,920
Leases	—	—	—	—	39,200	39,200

Total loans	$14,196	$4,678	$32,662	$51,536	$7,051,627	$7,103,163

	December 31, 2013
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,107	$135	$8,042	$10,284	$3,291,219	$3,301,503
Commercial – credit card	362	82	38	482	102,788	103,270
Real estate:
Real estate – construction	186	—	934	1,120	151,755	152,875
Real estate – commercial	3,611	344	19,213	23,168	1,678,983	1,702,151
Real estate – residential	1,257	13	868	2,138	287,218	289,356
Real estate – HELOC	880	6	210	1,096	565,032	566,128
Consumer:
Consumer – credit card	3,230	2,448	1,031	6,709	311,627	318,336
Consumer – other	1,727	190	370	2,287	60,625	62,912
Leases	—	—	—	—	23,981	23,981

Total loans	$13,360	$3,218	$30,706	$47,284	$6,473,228	$6,520,512

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

The Company sold $51.9 million and $103.4 million of residential real estate and student loans in the secondary market without recourse during the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $32.7 million and $30.7 million at September 30, 2014 and December 31, 2013, respectively. Restructured loans totaled $10.2 million and $12.1 million at September 30, 2014 and December 31, 2013, respectively. Loans 90 days past due and still accruing interest amounted to $4.7 million and $3.2 million at September 30, 2014 and December 31, 2013, respectively. There was an insignificant amount of interest recognized on impaired loans during 2014 and 2013.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at September 30, 2014 and December 31, 2013 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate-construction
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Non-watch list	$3,263,847	$3,041,224	$243,513	$151,359
Watch	61,424	110,932	186	210
Special Mention	87,947	78,064	758	—
Substandard	126,056	71,283	1,348	1,306

Total	$3,539,274	$3,301,503	$245,805	$152,875

	Real estate-commercial
	September 30, 2014	December 31, 2013
Non-watch list	$1,689,958	$1,565,894
Watch	46,509	76,647
Special Mention	24,677	19,876
Substandard	45,781	39,734

Total	$1,806,925	$1,702,151

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial-credit card		Real estate-residential
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Performing	$129,980	$103,232	$316,259	$288,488
Non-performing	44	38	567	868

Total	$130,024	$103,270	$316,826	$289,356

	Real estate-HELOC		Consumer-credit card
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Performing	$629,381	$565,918	$303,143	$317,305
Non-performing	115	210	550	1,031

Total	$629,496	$566,128	$303,693	$318,336

	Consumer-other		Leases
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Performing	$91,824	$62,542	$39,200	$23,981
Non-performing	96	370	—	—

Total	$91,920	$62,912	$39,200	$23,981

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$52,433	$14,217	$10,074	$78	$76,802
Charge-offs	(2,033)	(57)	(2,745)	—	(4,835)
Recoveries	396	8	445	—	849
Provision	3,983	(1,515)	1,964	68	4,500

Ending Balance	$54,779	$12,653	$9,738	$146	$77,316

	Nine Months Ended September 30, 2014
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$48,886	$15,342	$10,447	$76	$74,751
Charge-offs	(4,980)	(238)	(8,881)	—	(14,099)
Recoveries	664	25	1,975	—	2,664
Provision	10,209	(2,476)	6,197	70	14,000

Ending Balance	$54,779	$12,653	$9,738	$146	$77,316

Ending Balance: individually evaluated for impairment	$2,252	$1,368	$—	$—	$3,620
Ending Balance: collectively evaluated for impairment	52,527	11,285	9,738	146	73,696
Loans:
Ending Balance: loans	$3,669,298	$2,999,052	$395,613	$39,200	$7,103,163
Ending Balance: individually evaluated for impairment	19,176	13,467	17	—	32,660
Ending Balance: collectively evaluated for impairment	3,650,122	2,985,585	395,596	39,200	7,070,503

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$23,599	$8,710	$10,466	$19,176	$2,252	$15,762
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,499	825	123	948	123	928
Real estate – commercial	13,758	4,816	6,652	11,468	1,245	12,035
Real estate – residential	1,224	1,051	—	1,051	—	1,030
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	17	17	—	17	—	15
Leases	—	—	—	—	—	—

Total	$40,097	$15,419	$17,241	$32,660	$3,620	$29,770

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$17,227	$3,228	$11,407	$14,635	$2,882	$14,791
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,408	810	123	933	—	1,186
Real estate – commercial	14,686	5,305	8,218	13,523	94	10,506
Real estate – residential	1,317	1,087	—	1,087	1,276	1,122
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	12	11	—	11	—	34
Leases	—	—	—	—	—	—

Total	$34,650	$10,441	$19,748	$30,189	$4,252	$27,639

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (TDR) when a concession had been granted to a debtor experiencing financial difficulties. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company’s restructured loans are individually evaluated for impairment and evaluated as part of the allowance for loan losses as described above in the Allowance for Loan Losses section of this note.

The Company had $428 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s as of September 30, 2014. The Company made no TDR’s in the last 12 months that had payment defaults for the three or nine-month periods ended September 30, 2014.

This table provides a summary of loans restructured by class during the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—	1	$469	$469
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	1	178	178	1	178	178
Real estate – residential	1	67	67	4	277	301
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	2	$245	$245	6	$924	$948

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2014 and December 31, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
U.S. Treasury	$510,650	$472	$(905)	$510,217
U.S. Agencies	986,247	1,029	(1,853)	985,423
Mortgage-backed	3,182,642	23,396	(39,665)	3,166,373
State and political subdivisions	1,944,165	27,390	(5,874)	1,965,681
Corporates	133,312	5	(1,208)	132,109

Total	$6,757,016	$52,292	$(49,505)	$6,759,803

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
U.S. Treasury	$110,789	$284	$(873)	$110,200
U.S. Agencies	1,258,176	2,793	(3,306)	1,257,663
Mortgage-backed	2,984,963	23,942	(64,339)	2,944,566
State and political subdivisions	2,003,509	23,493	(31,756)	1,995,246
Corporates	457,275	902	(3,441)	454,736

Total	$6,814,712	$51,414	$(103,715)	$6,762,411

The following table presents contractual maturity information for securities available for sale at September 30, 2014 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$466,001	$467,789
Due after 1 year through 5 years	2,299,824	2,311,028
Due after 5 years through 10 years	687,956	696,024
Due after 10 years	120,593	118,589

Total	3,574,374	3,593,430
Mortgage-backed securities	3,182,642	3,166,373

Total securities available for sale	$6,757,016	$6,759,803

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2014, proceeds from the sales of securities available for sale were $410.6 million compared to $678.5 million for the same period in 2013. Securities transactions resulted in gross realized gains of $4.1 million and $8.8 million for the nine months ended September 30, 2014 and 2013. The gross realized losses for the nine months ended September 30, 2014 and 2013 were $11 thousand and $220 thousand, respectively.

Securities available for sale with a market value of $5.1 billion at September 30, 2014, and $5.9 billion at December 31, 2013, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits as required by law, and other potential borrowings. Of this amount, securities with a market value of $1.4 billion at September 30, 2014 and $1.7 billion at December 31, 2013 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Description of Securities
U.S. Treasury	$215,360	$(404)	$29,471	$(501)	$244,831	$(905)
U.S. Agencies	407,420	(604)	117,295	(1,249)	524,715	(1,853)
Mortgage-backed	1,474,931	(23,122)	533,596	(16,543)	2,008,527	(39,665)
State and political subdivisions	177,480	(410)	294,762	(5,464)	472,242	(5,874)
Corporates	42,072	(246)	86,349	(962)	128,421	(1,208)

Total temporarily-impaired debt securities available for sale	$2,317,263	$(24,786)	$1,061,473	$(24,719)	$3,378,736	$(49,505)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Description of Securities
U.S. Treasury	$39,822	$(873)	$—	$—	$39,822	$(873)
U.S. Agencies	675,509	(3,130)	9,824	(176)	685,333	(3,306)
Mortgage-backed	1,945,964	(60,719)	89,147	(3,620)	2,035,111	(64,339)
State and political subdivisions	662,225	(25,064)	87,061	(6,692)	749,286	(31,756)
Corporates	271,834	(2,458)	41,522	(983)	313,356	(3,441)

Total temporarily-impaired debt securities available for sale	$3,595,354	$(92,244)	$227,554	$(11,471)	$3,822,908	$(103,715)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at September 30, 2014 and December 31, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
State and political subdivisions	$237,961	$32,329	$—	$270,290

December 31, 2013
State and political subdivisions	$209,770	$21,740	$—	$231,510

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

The following table presents contractual maturity information for securities held to maturity at September 30, 2014 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$46	$52
Due after 1 year through 5 years	26,650	30,271
Due after 5 years through 10 years	132,268	150,238
Due after 10 years	78,997	89,729

Total securities held to maturity	$237,961	$270,290

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first nine months of 2014 or 2013.

Trading Securities

The net unrealized gains on trading securities at September 30, 2014 and September 30, 2013 were $38.9 thousand and $14.0 thousand, respectively, and were included in trading and investment banking income on the consolidated statements of income.

Federal Reserve Bank Stock and Other Securities

The table below provides detailed information for Federal Reserve Bank stock and other securities at September 30, 2014 and December 31, 2013 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
Federal Reserve Bank stock	$16,279	$—	$—	$16,279
Other securities – marketable	—	19,472	—	19,472
Other securities – non-marketable	29,839	5,602	—	35,441

Total Federal Reserve Bank stock and other	$46,118	$25,074	$—	$71,192

December 31, 2013
Federal Reserve Bank stock	$16,279	$—	$—	$16,279
Other securities – marketable	20	16,612	—	16,632
Other securities – non-marketable	17,139	432	—	17,571

Total Federal Reserve Bank stock and other	$33,438	$17,044	$—	$50,482

Federal Reserve Bank stock is based on the capital structure of the investing bank and is carried at cost. Other marketable and non-marketable securities include Prairie Capital Management alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $19.5 million at September 30, 2014 and $16.6 million at December 31, 2013. The fair value of other non-marketable securities includes alternative investment securities of $10.2 million at September 30, 2014 and $4.7 million at December 31, 2013. Unrealized gains or losses on alternative investments are recognized in the Equity Earnings on Alternative Investments line of the Company’s Consolidated Statements of Income.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2014 and December 31, 2013 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of September 30, 2014	$142,753	$47,529	$19,476	$209,758

Following are the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2014 and December 31, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2014
Core deposit intangible assets	$36,497	$32,484	$4,013
Customer relationships	104,560	62,299	42,261
Other intangible assets	3,247	2,555	692

Total intangible assets	$144,304	$97,338	$46,966

December 31, 2013
Core deposit intangible assets	$36,497	$31,674	$4,823
Customer relationships	103,960	54,062	49,898
Other intangible assets	3,247	2,383	864

Total intangible assets	$143,704	$88,119	$55,585

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Aggregate amortization expense	$3,043	$3,245	$9,219	$10,054

Estimated amortization expense of intangible assets on future years (in thousands):

For the three months ending December 31, 2014	$2,974
For the year ending December 31, 2015	9,636
For the year ending December 31, 2016	8,428
For the year ending December 31, 2017	7,185
For the year ending December 31, 2018	4,994
For the year ending December 31, 2019	4,204

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30,	December 31,
	2014	2013
Commitments to extend credit for loans (excluding credit card loans)	$3,167,398	$2,690,268
Commitments to extend credit under credit card loans	2,384,213	2,215,278
Commercial letters of credit	1,415	5,949
Standby letters of credit	374,109	356,054
Forward foreign exchange contracts	66,939	21,525
Spot foreign exchange contracts	1,425	8,001

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

8. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, Business Segments): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at September 30, 2014. Previously reported results have been reclassified to conform to the current organizational structure.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$72,906	$13,442	$—	$1,178	$87,526
Provision for loan losses	2,446	2,054	—	—	4,500
Noninterest income	48,385	21,579	33,919	22,592	126,475
Noninterest expense	99,307	22,056	20,910	19,188	161,461

Income before taxes	19,538	10,911	13,009	4,582	48,040
Income tax expense	5,081	2,795	3,350	1,184	12,410

Net income	$14,457	$8,116	$9,659	$3,398	$35,630

Average assets	$11,639,000	$2,823,000	$74,000	$1,102,000	$15,638,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

	Three Months Ended September 30, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$73,419	$11,587	$(11)	$550	$85,545
Provision for loan losses	1,833	4,667	—	—	6,500
Noninterest income	48,945	18,409	33,842	20,429	121,625
Noninterest expense	93,150	21,658	21,054	17,201	153,063

Income before taxes	27,381	3,671	12,777	3,778	47,607
Income tax expense	6,922	1,283	3,506	1,464	13,175

Net income	$20,459	$2,388	$9,271	$2,314	$34,432

Average assets	$11,128,000	$1,727,000	$76,000	$1,993,000	$14,924,000

	Nine Months Ended September 30, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$216,508	$38,220	$(3)	$4,416	$259,141
Provision for loan losses	7,558	6,442	—	—	14,000
Noninterest income	151,843	62,998	102,014	66,585	383,440
Noninterest expense	308,013	67,680	68,848	55,672	500,213

Income before taxes	52,780	27,096	33,163	15,329	128,368
Income tax expense	14,326	7,272	8,887	4,168	34,653

Net income	$38,454	$19,824	$24,276	$11,161	$93,715

Average assets	$11,914,000	$2,350,000	$74,000	$1,583,000	$15,921,000

	Nine Months Ended September 30, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$211,238	$34,327	$(22)	$1,812	$247,355
Provision for loan losses	3,770	9,730	—	—	13,500
Noninterest income	148,129	56,486	91,550	60,061	356,226
Noninterest expense	277,226	63,626	58,754	54,146	453,752

Income before taxes	78,371	17,457	32,774	7,727	136,329
Income tax expense	19,629	5,464	8,880	3,054	37,027

Net income	$58,742	$11,993	$23,894	$4,673	$99,302

Average assets	$11,145,000	$1,770,000	$79,000	$1,867,000	$14,861,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2014 and December 31, 2013. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives		Liability Derivatives
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Fair value
Interest Rate Products:
Derivatives not designated as hedging instruments	$4,548	$2,442	$4,637	$2,346
Derivatives designated as hedging instruments	—	76	141	—

Total	$4,548	$2,518	$4,778	$2,346

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR). Interest rate swaps designated as fair value hedges involve making fixed-rate payments to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2014, the Company had one interest rate swap with a notional amount of $6.7 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

Designated Hedges

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2014, the Company recognized net losses of $1 thousand and $19 thousand, respectively, in Other noninterest expense related to hedge ineffectiveness.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2014, the Company had 28 interest rate swaps with an aggregate notional amount of $343.3 million related to this program. During the three and nine months ended September 30, 2014, the Company recognized $133 thousand and $185 thousand of net losses, respectively, related to changes in fair value of these swaps. During the three and nine months ended September 30, 2013, the Company recognized $40 thousand of net losses and $114 thousand of net gains, respectively, related to changes in the fair value of these swaps in Other noninterest expense.

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain (loss) recognized in Other non-interest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability for the three and nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Rate Products
Derivatives not designated as hedging instruments	$(133)	$(40)	$(185)	$114

Total	$(133)	$(40)	$(185)	$114

Interest Rate Products
Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$19	$—	$(216)	$—
Fair value adjustments on hedged items	(20)	—	197	—

Total	$(1)	$—	$(19)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2014 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $24 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement at September 30, 2014
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$500	$500	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	3,922	—	3,922	—
State and political subdivisions	8,988	—	8,988	—
Trading - other	18,380	18,380	—	—

Trading securities	31,790	18,880	12,910	—

U.S. Treasury	510,217	510,217	—	—
U.S. Agencies	985,423	—	985,423	—
Mortgage-backed	3,166,373	—	3,166,373	—
State and political subdivisions	1,965,681	—	1,965,681	—
Corporates	132,109	132,109	—	—

Available for sale securities	6,759,803	642,326	6,117,477	—
Company-owned life insurance	26,748	—	26,748	—
Derivatives	4,548	—	4,548	—

Total	$6,822,889	$661,206	$6,161,683	$—

Liabilities
Deferred compensation	$26,188	$26,188	$—	$—
Contingent consideration liability	54,259	—	—	54,259
Derivatives	4,778	—	4,778	—

Total	$85,225	$26,188	$4,778	$54,259

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

The following table reconciles the beginning and ending balances of the contingent consideration liability for the nine months ended September 30, 2014 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Beginning Balance	$46,201	$51,163
Contingency reserve	14,272	—
Payment of contingent considerations on acquisitions	(13,725)	(16,172)
Income from fair value adjustments	—	(138)
Expense from fair value adjustments	7,511	4,462

Ending Balance	$54,259	$39,315

During the nine month period ended September 30, 2014, the Company recorded contingency reserve expense of $20.3 million in its Consolidated Statement of Income related to the resolution of the PCM dispute. On June 30, 2014, the Company made a payment of $6.0 million, reducing the remaining contingency reserve to $14.3 million. The settlement agreement amends the original asset purchase agreement dated June 27, 2010, and subsequent to the settlement, the remaining contingency reserve liability has been included in the table above as additional contingent consideration recorded at fair value. Fair value adjustments made subsequent to settlement are included in the table above as Expense from fair value adjustments.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

Valuation methods for instruments measured at fair value on a recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a recurring basis:

Securities Available for Sale and Investment Securities Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurement at September 30, 2014
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
Impaired loans	$13,621	$		$		$13,621	$632
Other real estate owned	138		—		—	138	$—

Total	$13,759	$		$		$13,759	$632

	Fair Value Measurement at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$15,496	$—	$—	$15,496	$(2,496)
Other real estate owned	329	—	—	329	(125)

Total	$15,825	$—	$—	$15,825	$(2,621)

Valuation methods for instruments measured at fair value on a nonrecurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Impaired loans While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect write-downs that are based on the external appraisal value of the underlying collateral. The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of the impaired loans is reviewed on a quarterly basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

Other real estate owned Other real estate owned consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned is recorded as held for sale initially at the lower of the loan balance or fair value of the collateral. The initial valuation of the foreclosed property is obtained through an appraisal process similar to the process described in the impaired loans paragraph above. Subsequent to foreclosure, valuations are reviewed quarterly and updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods and those measurements are classified as Level 3.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows (in millions):

	Fair Value Measurement at September 30, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$238.0	$—	$270.3	$—	$270.3
Federal Reserve Bank and other	71.2	—	71.2	—	71.2
Loans (exclusive of allowance for loan loss)	7,104.9	—	7,136.3	—	7,136.3
FINANCIAL LIABILITIES
Time deposits	961.1	—	960.7	—	960.7
Long-term debt	7.1	—	7.3	—	7.3
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4.3
Commercial letters of credit					0.1
Standby letters of credit					1.8

	Fair Value Measurement at December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Securities held to maturity	$209.8	$—	$231.5	$—	$231.5
Federal Reserve Bank and other	50.5	—	50.5	—	50.5
Loans (exclusive of allowance for loan loss)	6,521.9	—	6,571.6	—	6,571.6
FINANCIAL LIABILITIES
Time deposits	1,449.6	—	1,449.4	—	1,449.4
Long-term debt	5.1	—	4.5	—	4.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6.0
Commercial letters of credit					0.1
Standby letters of credit					2.0

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

Federal Reserve Bank and Other Amount consists of Federal Reserve Bank stock held by the Bank, Prairie Capital Management equity-method investments, and other miscellaneous investments. The fair value of Federal Reserve Bank stock is considered to be the carrying value as no readily determinable market exists for these investments because they can only be redeemed with the FRB. The fair value of Prairie Capital Management marketable equity-method investments are based on quoted market prices used to estimate the value of the underlying investment. For non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investments.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month and nine-month periods ended September 30, 2014. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial statistics appearing elsewhere in this report and the Company’s Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

This report, including any information incorporated by reference in this report, contains forward-looking statements. The Company also may make forward-looking statements in other documents that are filed or furnished with the Securities and Exchange Commission (SEC). In addition, the Company may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others.

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;

•	changes in laws or the regulatory environment, including as a result of recent financial-services legislation or regulation;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;

•	changes in accounting standards or policies;

•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;

•	changes in spending, borrowing, or saving by businesses or households;

•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;

•	changes in any credit rating assigned to the Company or its affiliates;

•	adverse publicity or other reputational harm to the Company;

•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•	the Company’s ability to innovate to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;

•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for or are adverse to the Company or the financial-services industry;

•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;

•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;

•	the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal controls, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;

•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;

•	mergers or acquisitions, including the Company’s ability to integrate acquisitions;

•	the adequacy of the Company’s succession planning for key executives or other personnel;

•	the Company’s ability to grow revenue, to control expenses, or to attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or

•	other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) and Management’s Discussion and Analysis (Item 2) in this Form 10-Q, in the Risk Factors (Item 1A) in the Company’s Annual Report on Form 10-K, or as described in any of the Company’s quarterly or current reports.

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

The first strategy is to maintain high quality through a strong balance sheet, solid credit quality, a low cost of funding, and effective risk management. The strength in the Company’s balance sheet can be seen in the solid credit quality of its earning assets and the Company’s continued growth in low cost funding. At September 30, 2014, the Company’s nonperforming assets as a percentage of total assets was 0.21 percent. As a percentage of loans, nonperforming loans decreased to 0.46 percent compared to 0.48 percent on September 30, 2013. These credit quality ratios were achieved while maintaining positive directional growth in average earning assets, which increased 7.7 percent from September 30, 2013, driven primarily by a 10.4 percent increase in average noninterest-bearing demand deposits compared to September 30, 2013.

The second strategy is to deliver profitable and sustainable growth by accelerating fee businesses, growing quality earning assets, maximizing efficiencies, and maintaining sales leverage. The Company’s acceleration of fee businesses is apparent with the increase in trust and securities processing. Trust and securities processing income increased $5.6 million, or 8.2 percent, for the three months ended September 30, 2014, compared to the same period in 2013. The increase in trust and securities processing income was primarily due to a $4.1 million, or 20.0 percent, increase in fees related to institutional and personal investment management services and a $2.3 million, or 11.1 percent, increase in fund administration and custody services. While maintaining the aforementioned credit ratios, the Company’s September 30, 2014 average loans increased $578.0 million, or 9.0 percent, compared to the same three-month period one year ago.

The third strategy is to maintain diversified revenue streams. The emphasis on fee-based operations helps reduce the Company’s exposure to changes in interest rates. During the third quarter of 2014, noninterest income increased $4.9 million, or 4.0 percent, compared to the same period of 2013. The Company continues to emphasize its asset management, brokerage, bankcard services, health care services, and treasury management businesses. In particular, during the third quarter of 2014, this favorable change is primarily attributable to increased trust and securities processing income. At September 30, 2014, noninterest income represented 59.1 percent of total revenues, compared to 58.7 percent at September 30, 2013.

The fourth strategy is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At September 30, 2014, the Company had $1.6 billion in total shareholders’ equity. This is an increase of $151.7 million, or 10.4 percent, compared to total shareholders’ equity at September 30, 2013. At September 30, 2014, the Company had a total risk-based capital ratio of 14.37 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 12,155 shares at an average price of $57.02 per share during the third quarter of 2014.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2014. The changes identified in the summary are explained in greater detail below. The Company recorded consolidated net income of $35.6 million for the three-month period ended September 30, 2014, compared to $34.4 million for the same period a year earlier. This represents a 3.5 percent increase over the three-month period ended September 30, 2013. Basic earnings per share for the third quarter of 2014 were $0.79 per share ($0.78 per share fully-diluted) compared to $0.85 per share ($0.83 per share fully-diluted) for the third quarter of 2013. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2014 were 0.90 and 8.77 percent, respectively, compared to 0.92 and 10.84 percent for the three-month period ended September 30, 2013.

The Company recorded consolidated net income of $93.7 million for the nine-month period ended September 30, 2014, compared to $99.3 million for the same period a year earlier. This represents a 5.6 percent decrease over the nine-month period ended September 30, 2013. Basic earnings per share for the nine-month period ended September 30, 2014 were $2.09 per share ($2.06 per share fully-diluted) compared to $2.47 per share ($2.44 per share fully-diluted) for the period in 2013. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2014 were 0.79 and 7.92 percent, respectively, compared to 0.89 and 10.39 percent for the same period in 2013.

Net interest income for the three and nine-month periods ended September 30, 2014 increased $2.0 million, or 2.3 percent, and $11.8 million, or 4.8 percent, respectively, compared to the same periods in 2013. For the three-month period ended September 30, 2014, average earning assets increased by $719.9 million, or 5.2 percent, and for the nine-month period ended September 30, 2014, they increased by $1.1 billion, or 7.7 percent, compared to the same periods in 2013. Net interest margin, on a tax-equivalent basis, decreased to 2.53 percent and 2.48 percent for the three and nine-months periods ended September 30, 2014, compared to 2.61 percent and 2.56 percent for the same periods in 2013.

The provision for loan losses decreased $2.0 million for the three-month period ended September 30, 2014, and increased by $0.5 million for the nine-month period ended September 30, 2014, compared to the same periods in 2013. These changes are a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased by six basis points to 1.09 percent as of September 30, 2014, compared to September 30, 2013. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Noninterest income increased by $4.9 million, or 4.0 percent, for the three-month period ended September 30, 2014, and increased by $27.2 million, or 7.6 percent, for the nine-month period ended September 30, 2014, compared to the same periods one year ago. These changes are discussed in greater detail below under Noninterest Income. Noninterest expense increased by $8.4 million, or 5.5 percent, for the three-month period ended September 30, 2014, and increased by $46.5 million, or 10.2 percent, for the nine-month period ended September 30, 2014, compared to the same periods in 2013. These increases are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three-month period ended September 30, 2014, average earning assets increased by $719.9 million, or 5.2 percent, and for the nine-month period ended September 30, 2014, they increased by $1.1 billion, or 7.7 percent, compared to the same periods in 2013. Net interest margin, on a tax-equivalent basis, decreased to 2.53 percent and 2.48 percent for the three and nine-months periods ended September 30, 2014, compared to 2.61 percent and 2.56 percent for the same periods in 2013.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. The Company continues to experience a repricing of these earning assets and interest-bearing liabilities during the current interest rate cycle. While the Company continues to see declining rates, it has been able to improve net interest income through increased volume. As illustrated in this table, net interest spread and margin for the three months ended September 30, 2014 decreased by eight basis points compared to the same period in 2013. Net interest spread and margin for the nine months ended September 30, 2014 decreased by eight basis points compared to the same period in 2013. These results are primarily due to an unfavorable rate variance, offset by a favorable volume variance on loans. The combined impact of these variances has led to an increase in interest income and a slight decrease in interest expense, or an increase in the Company’s net interest income as compared to results for the same periods in 2013.

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

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.47 percent for the three-month period ended September 30, 2014 and 2.55 percent for the same period in 2013. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.43 percent for the nine-month period ended September 30, 2014 and 2.51 percent for the same period in 2013.

	Three Months Ended September 30,
	2014		2013
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$6,996,363	3.50%	$6,418,368	3.65%
Securities:
Taxable	4,864,337	1.54	4,835,235	1.56
Tax-exempt	2,128,281	2.80	2,150,108	2.95

Total securities	6,992,618	1.92	6,985,343	1.99
Federal funds and resell agreements	61,161	0.56	46,593	0.53
Interest-bearing due from banks	501,157	0.34	342,307	0.32
Trading	24,550	0.95	63,302	1.85

Total earning assets	14,575,849	2.62	13,855,913	2.71
Allowance for loan losses	(77,347)		(72,792)
Other assets	1,139,820		1,140,648

Total assets	$15,638,322		$14,923,769

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,444,093	0.16%	$7,117,927	0.17%
Federal funds and repurchase agreements	1,347,665	0.11	1,764,082	0.09
Borrowed funds	5,728	(5.68)	4,688	5.84

Total interest-bearing liabilities	8,797,486	0.15	8,886,697	0.16
Noninterest-bearing demand deposits	5,060,662		4,669,742
Other liabilities	167,704		107,000
Shareholders’ equity	1,612,470		1,260,330

Total liabilities and shareholders’ equity	$15,638,322		$14,923,769

Net interest spread		2.47%		2.55%
Net interest margin		2.53		2.61

	Nine Months Ended September 30,
	2014		2013
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$6,858,874	3.53%	$6,132,892	3.72%
Securities:
Taxable	4,862,439	1.56	4,894,956	1.54
Tax-exempt	2,114,251	2.87	2,086,482	2.99

Total securities	6,976,690	1.96	6,981,438	1.97
Federal funds and resell agreements	40,461	0.55	31,519	0.53
Interest-bearing due from banks	934,532	0.29	580,309	0.29
Trading	33,257	1.46	62,470	1.89

Total earning assets	14,843,814	2.57	13,788,628	2.67
Allowance for loan losses	(76,100)		(71,438)
Other assets	1,153,074		1,144,064

Total assets	$15,920,788		$14,861,254

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,511,115	0.16%	$7,026,963	0.19%
Federal funds and repurchase agreements	1,534,966	0.11	1,762,087	0.11
Borrowed funds	5,735	1.24	4,888	5.20

Total interest-bearing liabilities	9,051,816	0.16	8,793,938	0.18
Noninterest-bearing demand deposits	5,126,660		4,644,338
Other liabilities	160,140		145,533
Shareholders’ equity	1,582,172		1,277,445

Total liabilities and shareholders’ equity	$15,920,788		$14,861,254

Net interest spread		2.41%		2.49%
Net interest margin		2.48		2.56

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $809.1 million for the three-month and $797.3 million for the nine-month periods ended September 30, 2014 compared to the same periods in 2013, the benefit from interest free funds was flat in the three-month and nine-month periods due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended September 30, 2014 vs 2013			Nine Months Ended September 30, 2014 vs 2013
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$5,091	$(2,580)	$2,511	$19,161	$(8,775)	$10,386
Securities:
Taxable	113	(246)	(133)	(380)	921	541
Tax-exempt	(93)	(500)	(593)	738	(1,504)	(766)
Federal funds sold and resell agreements	21	4	25	37	3	40
Interest-bearing due from banks	135	15	150	764	(25)	739
Trading	(94)	(145)	(239)	(174)	(323)	(497)

Interest income	5,173	(3,452)	1,721	20,146	(9,703)	10,443
Change in interest incurred on:
Interest-bearing deposits	132	(214)	(82)	591	(1,647)	(1,056)
Federal funds purchased and repurchase agreements	(111)	84	(27)	(191)	41	(150)
Borrowed funds	(15)	(136)	(151)	8	(145)	(137)

Interest expense	6	(266)	(260)	408	(1,751)	(1,343)

Net interest income	$5,167	$(3,186)	$1,981	$19,738	$(7,952)	$11,786

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Average earning assets	$14,575,849	$13,855,913	$719,936	$14,843,814	$13,788,628	$1,055,186
Average interest-bearing liabilities	8,797,486	8,886,697	(89,211)	9,051,816	8,793,938	257,878

Average interest free funds	$5,778,363	$4,969,216	$809,147	$5,791,998	$4,994,690	$797,308

Free funds ratio (free funds to earning assets)	39.64%	35.86%	3.78%	39.02%	36.22%	2.80%
Tax-equivalent yield on earning assets	2.62	2.71		2.57	2.67	(0.10)
Cost of interest-bearing liabilities	0.15	0.16	(0.01)	0.16	0.18	(0.02)

Net interest spread	2.47	2.55	(0.08)	2.41	2.49	(0.08)
Benefit of interest-free funds	0.06	0.06	0.00	0.07	0.07	0.00

Net interest margin	2.53%	2.61%	(0.08)%	2.48%	2.56%	(0.08)%

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

Based on the factors above, management of the Company expensed $4.5 million and $14.0 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2014, compared to $6.5 million and $13.5 million for the same periods in 2013. As illustrated in Table 3 below, the ALL decreased to 1.09 percent of total loans as of September 30, 2014, compared to 1.15 percent of total loans as of the same period in 2013.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2014 and 2013, and for the year ended December 31, 2013. Net charge-offs were $11.4 million for the first nine months of 2014, compared to $10.0 million for the same period in 2013. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Nine Months Ended	Year Ended
September 30,	December 31,
2014	2013	2013
Allowance-January 1	$74,751	$71,426	$71,426
Provision for loan losses	14,000	13,500	17,500

Charge-offs:
Commercial	(4,980)	(3,015)	(4,748)
Consumer:
Credit card	(7,751)	(8,079)	(10,531)
Other	(1,130)	(1,186)	(1,600)
Real estate	(238)	(533)	(775)

Total charge-offs	(14,099)	(12,813)	(17,654)

Recoveries:
Commercial	664	761	867
Consumer:
Credit card	1,413	1,349	1,720
Other	562	678	815
Real estate	25	37	77

Total recoveries	2,664	2,825	3,479

Net charge-offs	(11,435)	(9,988)	(14,175)

Allowance-end of period	$77,316	$74,938	$74,751

Average loans, net of unearned interest	$6,857,813	$6,128,029	$6,217,240
Loans at end of period, net of unearned interest	7,103,163	6,506,902	6,520,512
Allowance to loans at end of period	1.09%	1.15%	1.15%
Allowance as a multiple of net charge-offs	5.06	x	5.61	x	5.27	x
Net charge-offs to:
Provision for loan losses	81.68%	73.99%	81.00%
Average loans	0.22	0.22	0.23

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based businesses are typically non-credit related and not generally affected by fluctuations in interest rates but instead are largely driven by the underlying asset values, which are driven by fund inflows, outflows, and market fluctions.

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Trust and securities processing	$74,062	$68,465	$5,597	8.17%
Trading and investment banking	3,826	3,792	34	0.90
Service charges on deposit accounts	21,634	21,036	598	2.84
Insurance fees and commissions	911	869	42	4.83
Brokerage fees	3,276	2,895	381	13.16
Bankcard fees	17,121	15,196	1,925	12.67
Gains on sales of securities available for sale, net	26	1,140	(1,114)	(97.72)
Equity earnings on alternative investments	2,470	4,241	(1,771)	(41.76)
Other	3,149	3,991	(842)	(21.10)

Total noninterest income	$126,475	$121,625	$4,850	3.99%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Trust and securities processing	$218,982	$194,263	$24,719	12.72%
Trading and investment banking	14,558	16,324	(1,766)	(10.82)
Service charges on deposits	63,819	63,441	378	0.60
Insurance fees and commissions	2,246	3,066	(820)	(26.74)
Brokerage fees	8,166	8,727	(561)	(6.43)
Bankcard fees	49,929	47,666	2,263	4.75
Gains on sales of securities available for sale, net	4,065	8,552	(4,487)	(52.47)
Equity earnings on alternative investments	8,462	4,241	4,221	99.53
Other	13,213	9,946	3,267	32.85

Total noninterest income	$383,440	$356,226	$27,214	7.64%

Fee-based, or noninterest income (summarized in Table 4), increased by $4.9 million, or 4.0 percent, during the three months ended September 30, 2014, and increased by $27.2 million, or 7.6 percent, during the nine months ended September 30, 2014, compared to the same periods in 2013. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets. The increase in these fees for the three and nine-month periods compared to the same periods last year was primarily due to changes in three categories of income. Institutional and personal investment management services fees for the three and nine-month periods ended September 30, 2014, increased by $4.1 million, or 20.0 percent, and $10.9 million, or 18.1 percent, respectively. Fund administration and custody services fees for the three and nine-month periods ended September 30, 2014, increased by $2.3 million, or 11.1 percent, and $6.7 million, or 11.4 percent, respectively, due to an increase in the underlying assets under administration. Advisory fee income from the Scout Funds for the three and nine-month periods ended September 30, 2014, decreased by $1.6 million, or 6.6 percent, and increased by $4.8 million, or 7.1 percent, respectively, due to changes in the underlying assets under management for the respective periods. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended September 30, 2014 were flat, while the nine-month period decreased $1.8 million, or 10.8 percent. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Bankcard fees for the three and nine-month periods ended September 30, 2014, increased $1.9 million, or 12.7 percent, and increased $2.3 million, or 4.7 percent, respectively. These increases were driven by higher interchange income.

During the three and nine-month periods ended September 30, 2014, $26 thousand and $4.1 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $1.1 million and $8.6 million for the same periods in 2013. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

During the three and nine-month periods ended September 30, 2014, $2.5 million and $8.5 million of equity earnings on alternative investments were recognized on Prairie Capital Management investments, compared to $4.2 million for both of the same periods in 2013 due to increases in the underlying fund investments.

Other noninterest income for the three-month period ended September 30, 2014, decreased $1.2 million, or 27.7 percent primarily driven by decreased valuations on Company-owned life insurance investments. Other noninterest income for the nine-month period ended September 30, 2014 increased $2.9 million, or 28.1 percent, primarily driven by a $2.8 million gain on the sale of a branch property.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Salaries and employee benefits	$90,041	$83,733	$6,308	7.53%
Occupancy, net	10,475	10,016	459	4.58
Equipment	13,408	12,205	1,203	9.86
Supplies and services	4,817	4,761	56	1.18
Marketing and business development	6,057	5,536	521	9.41
Processing fees	14,085	14,471	(386)	(2.67)
Legal and consulting	4,496	4,433	63	1.42
Bankcard	4,097	4,561	(464)	(10.17)
Amortization of other intangible assets	3,043	3,245	(202)	(6.22)
Regulatory fees	2,577	2,670	(93)	(3.48)
Contingency reserve	—	—	—	—
Other	8,365	7,432	933	12.55

Total noninterest expense	$161,461	$153,063	$8,398	5.49%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Salaries and employee benefits	$268,454	$251,000	$17,454	6.95%
Occupancy, net	29,885	29,175	710	2.43
Equipment	38,991	36,012	2,979	8.27
Supplies and services	15,008	14,611	397	2.72
Marketing and business development	16,966	15,514	1,452	9.36
Processing fees	42,553	42,854	(301)	(0.70)
Legal and consulting	12,500	12,877	(377)	(2.93)
Bankcard	12,782	13,817	(1,035)	(7.49)
Amortization of other intangible assets	9,219	10,054	(835)	(8.31)
Regulatory fees	7,802	7,066	736	10.42
Contingency reserve	20,272	—	20,272	>100.00
Other	25,781	20,772	5,009	24.11

Total noninterest expense	$500,213	$453,752	$46,461	10.24%

Noninterest expense increased by $8.4 million, or 5.5 percent, for the three months ended September 30, 2014, and increased $46.5 million, or 10.2 percent, compared to the same period in 2013. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $6.3 million, or 7.5 percent, and increased $17.5 million, or 7.0 percent, for the three and nine months ended September 30, 2014 compared to the same period in 2013. These increases are due to increases in salaries and wages of $3.2 million, or 5.9 percent, and $8.3 million, or 5.3 percent, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. Commissions and bonuses increased $3.2 million, or 20.3 percent, and $5.6 million, or 11.2 percent, for the three and nine months ended September 30, 2014, compared to the same periods in 2013 driven by increases in the related fee revenue. Employee benefits expense was flat for the three month period and increased $3.5 million, or 7.9 percent, for the nine month period ended September 30, 2014, compared to the same periods in 2013.

Equipment expense increased $1.2 million, or 9.9 percent, and $3.0 million, or 8.3 percent, for the three and nine months ended September 30, 2014 compared to the same period in 2013. The increases in both periods are due to increased computer hardware and software expenses.

Other noninterest expense increased $0.9 million, or 12.6 percent, and $5.0 million, or 24.1 percent, for the three and nine months ended September 30, 2014 compared to the same period in 2013. The increase for the three-month period is due to fair value adjustments to the contingent consideration liabilities on acquisitions. The increase for the nine-month period is due to increases in fair value adjustments to the contingent consideration liabilities on acquisitions and increases in value adjustments on interest rate swap transactions.

On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. As of March 31, 2014, $15.0 million of contingency reserve expense had been accrued related to this dispute. An additional $5.3 million of contingency reserve expense was recorded during the second quarter for a total estimated settlement liability of $20.3 million. Cash payments totaling $6.0 million were made on June 30, 2014 for this liability with final settlement payments to be made in the third quarter of 2015. This contingency reserve is included in the Contingency reserve line on Company’s Consolidated Statements of Income. Fair value adjustments subsequent to the settlement date are included in Other noninterest expense.

Income Tax Expense

The Company’s effective tax rate is 27.0 percent for the nine months ended September 30, 2014, compared to 27.2 percent for the same period in 2013.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$72,906	$73,419	$(513)	(0.70)%
Provision for loan losses	2,446	1,833	613	33.44
Noninterest income	48,385	48,945	(560)	(1.14)
Noninterest expense	99,307	93,150	6,157	6.61

Income before taxes	19,538	27,381	(7,843)	(28.64)
Income tax expense	5,081	6,922	(1,841)	(26.60)

Net income	$14,457	$20,459	$(6,002)	(29.34)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$216,508	$211,238	$5,270	2.49%
Provision for loan losses	7,558	3,770	3,788	100.48
Noninterest income	151,843	148,129	3,714	2.51
Noninterest expense	308,013	277,226	30,787	11.11

Income before taxes	52,780	78,371	(25,591)	(32.65)
Income tax expense	14,326	19,629	(5,303)	(27.02)

Net income	$38,454	$58,742	$(20,288)	(34.54)%

Bank net income decreased by $20.3 million, or 34.5 percent, to $38.5 million for the nine-month period ended September 30, 2014, compared to the same period in 2013. Net interest income increased $5.3 million, or 2.5 percent, for the nine-month period ended September 30, 2014, compared to the same period in 2013, driven by commercial and commercial real estate loan growth, while being slightly offset by interest rate margin compression. Provision for loan losses increased by $3.8 million, due to characteristics of the loan portfolio driving an increased allowance for loan loss reserve for this segment. Noninterest income increased $3.7 million, or 2.5 percent, over the same period in 2013 driven by increased trust and securities processing income of $6.9 million, increased unrealized gains on Prairie Capital Management equity method investments of $4.6 million, and an increase in other noninterest income of $4.2 million. The increase in trust and securities processing income is due to an increase in asset values and new business generated during the current year compared to the same period last year. The increase in other noninterest income is due to a gain on the sale of a branch property of $2.8 million and an increase in fair value adjustments on interest rate swaps of $1.4 million. These increases were offset by decreases of $2.7 million in bond trading income, securities gains of $4.5 million, card services income of $1.9 million, and deposit service charges of $1.5 million compared to the same period last year.

Noninterest expense increased $30.8 million, or 11.1 percent, to $308.0 million for the nine-month period ended September 30, 2014, compared to the same period in 2013. The increase in noninterest expense is primarily due to a $20.3 million contingency reserve recorded in the current year and a $6.2 million increase in salaries and benefits compared to the same period last year. On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. A contingency reserve of $20.3 million was recorded in 2014 related to the settlement.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$13,442	$11,587	$1,855	16.01%
Provision for loan losses	2,054	4,667	(2,613)	(55.99)
Noninterest income	21,579	18,409	3,170	17.22
Noninterest expense	22,056	21,658	398	1.84

Income before taxes	10,911	3,671	7,240	197.22
Income tax expense	2,795	1,283	1,512	117.85

Net income	$8,116	$2,388	$5,728	239.87%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$38,220	$34,327	$3,893	11.34%
Provision for loan losses	6,442	9,730	(3,288)	(33.79)
Noninterest income	62,998	56,486	6,512	11.53
Noninterest expense	67,680	63,626	4,054	6.37

Income before taxes	27,096	17,457	9,639	55.22
Income tax expense	7,272	5,464	1,808	33.09

Net income	$19,824	$11,993	$7,831	65.30%

For the nine-month period ended September 30, 2014, Payment Solutions net income increased $7.8 million, or 65.3 percent, to $19.8 million compared to the same period in 2013. Net interest income increased $3.9 million, or 11.3 percent and provision for loan losses decreased $3.3 million for the nine months ended September 30, 2014, compared to the same period in 2013. Noninterest income increased $6.5 million, or 11.5 percent, driven by an increase in card services income of $4.2 million and an increase in deposit service charges of $1.8 million. Noninterest expense increased by $4.1 million, or 6.4 percent, primarily due to increased staffing, technology, and occupancy expenses compared to the same period last year.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$—	$(11)	$11	100.00%
Provision for loan losses	—	—	—	—
Noninterest income	33,919	33,842	77	0.23
Noninterest expense	20,910	21,054	(144)	(0.68)

Income before taxes	13,009	12,777	232	1.82
Income tax expense	3,350	3,506	(156)	(4.45)

Net income	$9,659	$9,271	$388	4.19%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$(3)	$(22)	$19	86.36%
Provision for loan losses	—	—	—	—
Noninterest income	102,014	91,550	10,464	11.43
Noninterest expense	68,848	58,754	10,094	17.18

Income before taxes	33,163	32,774	389	1.19
Income tax expense	8,887	8,880	7	0.08

Net income	$24,276	$23,894	$382	1.60%

For the nine months ended September 30, 2014, Institutional Investment Management net income increased $382 thousand, or 1.6 percent, compared to the same period last year. Noninterest income increased $10.5 million, or 11.4 percent, due to a $6.3 million increase in advisory fees from separately managed accounts and a $4.8 million increase in advisory fees from the Scout Funds, both of which are driven by increased assets under management. Scout assets under management totaled $30.6 billion as of September 30, 2014 compared to $29.3 billion for the same period in 2013. The increase in noninterest expense of $10.1 million, or 17.2 percent, over the prior year was primarily due to a $4.9 million increase in salaries and benefits and a $4.1 million increase in contingent consideration liabilities related to the Reams acquisition.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$1,178	$550	$628	114.18%
Provision for loan losses	—	—	—	—
Noninterest income	22,592	20,429	2,163	10.59
Noninterest expense	19,188	17,201	1,987	11.55

Income before taxes	4,582	3,778	804	21.28
Income tax expense	1,184	1,464	(280)	(19.13)

Net income	$3,398	$2,314	$1,084	46.85%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$4,416	$1,812	$2,604	143.71%
Provision for loan losses	—	—	—	—
Noninterest income	66,585	60,061	6,524	10.86
Noninterest expense	55,672	54,146	1,526	2.82

Income before taxes	15,329	7,727	7,602	98.38
Income tax expense	4,168	3,054	1,114	36.48

Net income	$11,161	$4,673	$6,488	138.84%

For the nine months ended September 30, 2014, Asset Servicing net income increased $6.5 million, or 138.8 percent, to $11.2 million as compared to the same period last year. Net interest income increased $2.6 million compared to last year. Noninterest income increased $6.5 million, or 10.9 percent, due to a $6.7 million, or 11.2 percent, increase in fee income driven primarily by an increase in custody fees and new business added in alternative investment and fund administration services. As of September 30, 2014, assets under administration totaled $198.8 billion compared to $181.7 billion at September 30, 2013. Noninterest expense remained flat with the same period last year.

Balance Sheet Analysis

Total assets of the Company decreased by $627.8 million, or 3.7 percent, as of September 30, 2014, compared to December 31, 2013, primarily due to a decrease in due from Federal Reserve balances of $1.2 billion, or 60.0 percent, offset by an increase in loan balances of $582.7 million, or 8.9 percent. The overall decrease in total assets is directly related to a corresponding decrease in deposit balances of $887.3 million, or 6.5 percent, from December 31, 2013 to September 30, 2014.

Total assets of the Company increased $99.8 million as of September 30, 2014, or 0.6 percent, compared to September 30, 2013. This slight increase is a result of an increase in loans of $596.3 million, or 9.2 percent, mostly offset by a decrease in due from Federal Reserve balances of $511.3 million, or 38.3 percent. The overall increase in total assets from September 30, 2013 to September 30, 2014 is directly related to a corresponding increase in borrowed funds of $185.6 million, or 12.1 percent, and an increase in total shareholder’s equity of $151.7 million, or 10.4 percent, offset by a decrease in total deposits of $287.6 million, or 2.2 percent.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2014	2013	2013
Total assets	$16,284,028	$16,184,233	$16,911,852
Loans, net of unearned interest	7,103,163	6,506,902	6,520,512
Total investment securities	7,100,746	6,960,462	7,051,127
Interest-bearing due from banks	986,428	1,357,881	2,093,467
Total earning assets	15,179,994	14,807,774	15,678,730
Total deposits	12,753,437	13,041,044	13,640,766
Total borrowed funds	1,718,876	1,533,305	1,588,380

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $582.7 million, or 8.9 percent, to $7.1 billion at September 30, 2014 compared to December 31, 2013 and increased $596.3 million, or 9.2 percent, compared to September 30, 2013. Compared to December 31, 2013, commercial loans increased $237.8 million, or 7.2 percent, commercial real estate loans increased $104.8 million, or 6.2 percent, and construction real estate loans increased $92.9 million, or 60.8 percent. Compared to September 30, 2013, commercial real estate loans increased $171.7 million, or 10.5 percent, commercial loans increased $162.9 million, or 4.8 percent, and construction real estate loans increased $123.2 million, or 100.5 percent. The increase in total loans is driven by the Company’s focus on generating higher-yielding assets by shifting assets from the securities portfolio to the loan portfolio.

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

Investment securities totaled $7.1 billion at September 30, 2014 and December 31, 2013, compared to $7.0 billion at September 30, 2013. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 46.8 percent, 45.0 percent, and 47.0 percent of the earning assets as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively. There were $5.1 billion of these securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law at September 30, 2014. Of this amount, securities with a market value of $1.4 billion at September 30, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

Investment securities had an average tax-equivalent yield of 1.96 percent for the first nine months of 2014 compared to 1.97 percent for the same period in 2013. The average life of the available for sale securities portfolio was 45.2 months at September 30, 2014 compared to 47.7 months at December 31, 2013 and 49.4 months at September 30, 2013. The decrease in average life from September 30, 2013 and December 31, 2013 was primarily related to the Company’s strategy to gradually lower the market value sensitivity of the portfolio as well as to better position the portfolio for a rising interest rate environment.

Deposits and Borrowed Funds

Deposits decreased $887.3 million, or 6.5 percent, from December 31, 2013 to September 30, 2014 and decreased $287.6 million, or 2.2 percent, from September 30, 2013. Noninterest-bearing deposits increased $277.8 million and interest-bearing deposits decreased $1.2 billion from December 31, 2013. The decrease in interest-bearing deposits from December 31, 2013 is primarily due to a single Asset Servicing client that migrated approximately $1.5 billion of money market deposits to another financial institution during the first quarter of 2014. Noninterest-bearing deposits decreased $160.4 million and interest-bearing deposits decreased $127.2 million compared to September 30, 2013.

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

Borrowed funds increased $130.5 million from December 31, 2013 and increased $185.6 million from September 30, 2013. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.7 billion at September 30, 2014, compared to $1.6 billion and $1.5 billion at December 31, 2013 and September 30, 2013, respectively. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.6 billion at September 30, 2014, a $109.3 million increase compared to December 31, 2013, and a $151.7 million increase compared to September 30, 2013.

The Company’s Board of Directors authorized, at its April 22, 2014 and April 23, 2013 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2014 and 2013, the Company acquired 64,278 shares and 51,257 shares under the 2014 and 2013 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On October 28, 2014, the Board of Directors declared a dividend of $0.235 per share. The dividend will be paid on January 2, 2015 to shareholders of record on December 10, 2014.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.72 percent and total capital ratio of 14.51 percent substantially exceed the regulatory minimums.

The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is Tier 1 core capital to total average assets less goodwill and intangibles. The Company’s leverage ratio of 8.90 percent as of September 30, 2014 substantially exceeds the regulatory minimum.

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

Table 11

The Company’s capital position is summarized in the table below and exceeds regulatory requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
RATIOS
Return on average assets	0.90%	0.92%	0.79%	0.89%
Return on average equity	8.77	10.84	7.92	10.39
Average equity to assets	10.31	8.45	9.94	8.60
Tier 1 risk-based capital ratio	13.72	12.93	13.72	12.93
Total risk-based capital ratio	14.51	13.74	14.51	13.74
Leverage ratio	8.90	8.34	8.90	8.34

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per Share Data
Earnings basic	$0.79	$0.85	$2.09	$2.47
Earnings diluted	0.78	0.83	2.06	2.44
Cash dividends	0.225	0.215	0.675	0.645
Dividend payout ratio	28.48%	25.29%	32.30%	26.11%
Book value	$35.51	$32.85	$35.51	$32.85

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

Table 12 shows the net interest income increase or decrease over the next twelve months as of September 30, 2014 and 2013 based on hypothetical gradual changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	September 30, 2014 Amount of change	September 30, 2013 Amount of change
300	$24,077	$10,378
200	16,283	6,371
100	8,967	2,234
Static	—	—
(100)	N/A	N/A

The Company is positioned to benefit from increases in interest rates. Net interest income is projected to increase in rising rate scenarios due to yields on earning assets increasing more due to changes in market rates than the cost of paying liabilities is projected to increase. The Company’s ability to price deposits in a rising rate environment consistent with our history is a key assumption in these scenarios. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease. In the above scenarios, market rates increase in a gradual ramp over 12 months until reaching the maximum change.

Trading Account

The Company’s subsidiary, UMB Bank, n.a (the Bank) carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $31.8 million as of September 30, 2014 compared to $28.5 million as of December 31, 2013.

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

Other Market Risk

The Company does have minimal foreign currency risk as a result of foreign exchange contracts. See Note 7 “Commitments, Contingencies and Guarantees” in the notes to the Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $1.4 million to $32.7 million at September 30, 2014, compared to September 30, 2013 and increased $2.0 million, compared to December 31, 2013.

The Company had $1.4 million of other real estate owned as of September 30, 2014 and 2013, compared to $1.3 million as of December 31, 2013. Loans past due more than 90 days totaled $4.7 million as of September 30, 2014, compared to $3.8 million at September 30, 2013 and $3.2 million as of December 31, 2013.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $10.2 million of restructured loans at September 30, 2014, $13.5 million at September 30, 2013 and $12.1 million at December 31, 2013.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,				December 31,
	2014		2013		2013
Nonaccrual loans	$23,204		$19,087		$19,305
Restructured loans on nonaccrual	9,458		12,173		11,401

Total nonperforming loans	32,662		31,260		30,706
Other real estate owned	1,369		1,441		1,288

Total nonperforming assets	$34,031		$32,701		$31,994

Loans past due 90 days or more	$4,678		$3,780		$ 3,218
Restructured loans accruing	708		1,294		665
Allowance for Loan Losses	77,316		74,938		74,751
Ratios
Nonperforming loans as a percent of loans	0.46%		0.48%		0.47%
Nonperforming assets as a percent of loans plus other real estate owned	0.48		0.50		0.49
Nonperforming assets as a percent of total assets	0.21		0.20		0.19
Loans past due 90 days or more as a percent of loans	0.07		0.06		0.05
Allowance for loan losses as a percent of loans	1.09		1.15		1.15
Allowance for loan losses as a multiple of nonperforming loans	2.37	x	2.40	x	2.43	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. The Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $6.8 billion of high-quality securities available for sale. Securities available for sale with a market value of $5.1 billion at September 30, 2014 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.4 billion at September 30, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The liquidity of the Company is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. In 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. Management believes it can raise debt or equity capital on favorable terms in the future, should the need arise. The Bank is a member of the Federal Home Loan Bank (FHLB) system, which also provides an additional source of funding.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2014 was $5.9 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating expenses, and treasury stock purchases. Management fees and dividends received from bank and non-bank subsidiaries traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Bank is subject to various rules regarding payment of dividends to the Company. For the most part, the Bank can pay dividends at least equal to its current year’s earnings without seeking prior regulatory approval. The Company also uses cash to inject capital in its bank and non-bank subsidiaries to maintain adequate capital as well as to fund strategic initiatives.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at September 30, 2014.

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

The Company operates in many markets and relies on the ability of its employees and systems to properly process a high number of transactions. In the event of a breakdown in the internal control systems, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management maintains a system of internal controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for ensuring that the Company’s SEC filings are recorded, processed, summarized, and reported within the time period required and information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these proceedings are expected to be material to the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2014.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2014	10,069	$56.81	10,069	1,984,875
August 1-August 31, 2014	2,086	58.04	2,086	1,982,789
September 1-September 30, 2014	—	—	—	1,982,789

Total	12,155	$57.02	12,155

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

3.1	Articles of Incorporation restated as of April 25, 2006. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of January 28, 2014, incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2014.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker Chief Financial Officer Chief Accounting Officer

Date: November 6, 2014