Form 10-K
period 2014-12-31
UMB FINANCIAL CORP
filed 2015-02-27
CIK 101382

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2014 the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $2,395,384,553 based on the NASDAQ Global Select Market closing price of that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2015
Common Stock, $1.00 Par Value	45,748,796

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 28, 2015, are incorporated by reference into Part III of this Form 10-K.

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

•

UMB Fund Services, Inc. (UMBFS) is located in Milwaukee, Wisconsin, Kansas City, Missouri, Chadds Ford, Pennsylvania, and Ogden, Utah, and provides fund accounting, transfer agency, and other services to mutual fund and alternative-investment groups.

On a full-time equivalent basis at December 31, 2014, the Company and its subsidiaries employed 3,592 persons.

On December 15, 2014, the Company announced the execution of a definitive agreement to acquire Marquette Financial Companies (MFC), a privately held $1.3 billion financial-services company, in an all-stock transaction. MFC owns Meridian Bank, N.A., which has eight branches in the Phoenix area, and Meridian Bank Texas, which has five branches in Ft. Worth, Dallas, and Denton. Within Meridian Bank, N.A. are Marquette Business Credit, which provides asset-based loans for working capital, recapitalization, growth, and mergers and acquisitions, and Marquette Transportation Finance, which provides accounts-receivable financing and factoring primarily for transportation businesses, and its division, Marquette Commercial Finance. MFC also owns Marquette Asset Management, which provides private asset-management and trust services to individuals, families, and institutions. The transaction has been approved by the boards of directors of the Company and MFC and is anticipated to close in mid-2015. The Company and MFC continue to conduct business as usual while the acquisition is pending regulatory approval.

Business Segments

The Company’s products and services are grouped into four segments: Bank, Institutional Investment Management, Asset Servicing, and Payment Solutions.

These segments and their financial results are described in detail in (i) the section of Management’s Discussion and Analysis entitled Business Segments, which can be found in Part II, Item 7, pages 34 through 36, of this report and (ii) Note 12, “Business Segment Reporting,” to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 92 through 93, of this report.

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

Regulation and Supervision

The Company and its subsidiaries are subject to regulatory frameworks in the United States at federal, State, and local levels. In addition, the Company and its subsidiaries are subject to the direct supervision of government authorities charged with overseeing the kinds of financial activities conducted by its business segments.

This section summarizes some pertinent provisions of the principal laws that apply to the Company or its subsidiaries. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and of other laws that affect the Company or its subsidiaries.

Overview

The Company is a bank holding company under the BHCA and a financial holding company under the GLBA. As a result, the Company and its subsidiaries—including all of its businesses and operations in the United States and abroad—are subject to the regulation, supervision, and examination of the FRB and to restrictions on permissible activities. This scheme of regulation, supervision, and examination is intended primarily for the protection and benefit of depositors and other customers of the Bank, the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), the banking and financial systems as a whole, and the broader economy, not for the protection or benefit of the Company’s shareholders or its non-deposit creditors.

Many of the Company’s subsidiaries are also subject to separate or related schemes of regulation, supervision, and examination: for example, (1) the Bank by the Office of the Comptroller of the Currency (OCC) under the National Banking Acts, the FDIC under the Federal Deposit Insurance Act (FDIA) , and the Consumer Financial Protection Bureau (CFPB) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act); (2) Scout, Scout Distributors, LLC, UMBFS, UMB Distribution Services, LLC, UMB Financial Services, Inc., and Prairie Capital Management, LLC by the Securities and Exchange Commission (SEC) and State regulatory authorities under federal and State securities laws, and UMB Distribution Services, LLC and UMB Financial Services, Inc. by the Financial Industry Regulatory Authority (FINRA) as well; and (3) UMB Insurance, Inc. by State regulatory authorities under applicable State insurance laws. These schemes, like that overseen by the FRB, are designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors.

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

The Company’s ability to directly or indirectly engage in these banking and financial activities, however, is subject to conditions and other limits imposed by law or the FRB and, in some cases, requires the approval of the FRB or other government authorities. These conditions or other limits may arise due to the particular type of activity or, in other cases, may apply to the Company’s business more generally. An example of the former is the substantial restrictions on the timing, amount, form, substance, interconnectedness, and management of the Company’s merchant banking investments. An example of the latter is a condition that, in order for the Company to engage in broader financial activities, its depository institutions must remain “well capitalized” and “well managed” under applicable banking laws and must receive at least a “satisfactory” rating under the Community Reinvestment Act (CRA).

Under amendments to the BHCA effected by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act, the Company may acquire banks outside of its home State of Missouri, subject to specified limits and may establish new branches in other States to the same extent as banks chartered in those States. Under the BHCA, however, the Company must procure the prior approval of the FRB to directly or indirectly acquire ownership or control of five percent or more of any class of voting securities of, or substantially all of the assets of, an unaffiliated bank, savings association, or bank holding company. In deciding whether to approve any acquisition or branch, the FRB, the OCC, and other government authorities will consider public or private interests that may not be aligned with those of the Company’s shareholders or non-deposit creditors. The FRB also has the power to require the Company to divest any depository institution that cannot maintain its “well capitalized” or “well managed” status.

The FRB also maintains a targeted policy that requires a bank holding company to inform and consult with the staff of the FRB sufficiently in advance of (1) declaring and paying a dividend that could raise safety and soundness concerns (for example, a dividend that exceeds earnings in the period for which the dividend is being paid), (2) redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses, or (3) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of the quarter in the amount of those equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates

The Company is a legal entity separate and distinct from the Bank, Scout, UMBFS, and its other subsidiaries but receives the vast majority of its revenue in the form of dividends from those subsidiaries. Without the approval of the OCC, however, dividends payable by the Bank in any calendar year may not exceed the lesser of (1) the current year’s net income combined with the retained net income of the two preceding years and (2) undivided profits. In addition, under the Basel III capital-adequacy standards described below under the heading “Capital-Adequacy Standards,” the Bank will be compelled beginning January 1, 2016, to maintain a capital conservation buffer in excess of its minimum risk-based capital ratios and will be restricted in declaring and paying dividends whenever the buffer is breached. The authorities and powers of the FRB, the OCC, and other government authorities to prevent any unsafe or unsound practice also could be employed to further limit the dividends that the Bank or the Company’s other subsidiaries may declare and pay to the Company.

The Dodd-Frank Act codified the FRB’s policy requiring a bank holding company like the Company to serve as a source of financial strength for its depository-institution subsidiaries and to commit resources to support those subsidiaries in circumstances when Company might not otherwise elect to do so. The functional regulator of any nonbank subsidiary of the Company, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude the Company from serving as an adequate source of financial strength, the FRB may instead require the divestiture of depository-institution subsidiaries and impose operating restrictions pending such a divestiture.

A number of laws, principally Sections 23A and 23B of the Federal Reserve Act, also exist to prevent the Company and its nonbank subsidiaries from taking improper advantage of the benefits afforded to the Bank as a depository institution, including its access to federal deposit insurance and the discount window. These laws generally require the Bank and its subsidiaries to deal with the Company and its nonbank subsidiaries only on market terms and, in addition, impose restrictions on the Bank and its subsidiaries in directly or indirectly extending credit to or engaging in other covered transactions with the Company or its nonbank subsidiaries. The Dodd-Frank Act recently extended the restrictions to derivatives and securities lending transactions and expanded the restrictions for transactions involving hedge funds or private-equity funds that are owned or sponsored by the Company or its nonbank subsidiaries.

In addition, under amendments to the BHCA effected by the Dodd-Frank Act and commonly known as the Volcker Rule, the Company and its subsidiaries are subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely focused on purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-term resale, benefitting from actual or expected short-term price movements, or realizing short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act. The Company continues to assess the impact to its businesses of the final regulation implementing the Volcker Rule and to take steps to fully conform its activities to that regulation. Absent receipt of an individualized extension from the FRB, the Company and its subsidiaries must generally bring their activities into conformance by July 21, 2015 (in the case of proprietary trading and specified fund activities), or July 21, 2016 (in the case of other fund activities), although the FRB has expressed its intent to extend the latter deadline to July 21, 2017.

Additional Requirements under the Dodd-Frank Act

On an annual basis beginning in late 2013, the Company and the Bank are required under the Dodd-Frank Act to conduct forward-looking, company-run stress tests as an aid to ensuring that each entity would have sufficient capital to absorb losses and support operations during adverse economic conditions. The first disclosure of a summary of stress-test results for the Company and the Bank is expected to occur in mid-2015 based on the results of the 2014 stress tests.

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

Through December 31, 2014, the Company and the Bank were subject to capital-adequacy standards that had originally been promulgated in 1989 and that are commonly known as Basel I.

Under Basel I, total qualifying capital is divided into two tiers: more loss-absorbent tier 1 capital and less loss-absorbent tier 2 capital. The maximum amount of tier 2 capital that may be included in a banking organization’s qualifying total capital is limited to 100% of its tier 1 capital.

The Company and the Bank have been required to maintain, under Basel I, a minimum total risk-based capital ratio of total qualifying capital to RWAs of 8.0%, a minimum tier 1 risk-based capital ratio of tier 1 capital to RWAs of 4.0%, and a minimum tier 1 leverage ratio of tier 1 capital to average on-balance-sheet exposures of 4.0%.

The capital ratios for the Company and the Bank as of December 31, 2014, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk Based Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	8.72	13.29	14.04
UMB Bank, n.a.	7.63	11.68	12.43

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2014, the Bank was well capitalized under the PCA framework.

In July 2013, the FRB and the OCC issued comprehensive revisions to the capital-adequacy standards, commonly known as Basel III, to which the Company and the Bank began transitioning on January 1, 2015, with full compliance required by January 1, 2019. Basel III bolsters the quantity and quality of capital required under the capital-adequacy guidelines, in part, by (1) imposing a new minimum common-equity tier 1 risk-based capital ratio of 4.5%, (2) raising the minimum tier 1 risk-based capital ratio to 6.0%, (3) establishing a new capital conservation buffer of common-equity tier 1 capital to RWAs of 2.5%, (4) amending the definition of qualifying capital to be more conservative, and (5) limiting capital distributions and specified discretionary bonus payments whenever the capital conservation buffer is breached. Basel III also enhances the risk sensitivity of the standardized approach to determining a banking organization’s RWAs and addresses other perceived weaknesses in the capital-adequacy guidelines that were identified during the recent global economic crisis. In addition, as part of their Basel III rulemaking, the federal banking agencies have made corresponding revisions to the PCA framework.

Final and proposed rules relating to Basel III include a number of more rigorous provisions applicable only to banking organizations that are larger or more internationally active than the Company and the Bank. These include, for example, a supplementary leverage ratio incorporating off-balance-sheet exposures, a liquidity coverage ratio, and a net stable funding ratio. As with the Dodd-Frank Act, these standards may be informally applied or considered by the FRB and the OCC in their regulation, supervision, and examination of the Company and the Bank.

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

Other Regulatory and Supervisory Matters

As a public company, the Company is subject to the Securities Act of 1933, as amended (the Securities Act), the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002, and other federal and State securities laws. In addition, because the Company’s common stock is listed with The NASDAQ Stock Market LLC (NASDAQ), the Company is subject to the listing rules of that exchange.

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

Under the CRA, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local communities—including low- and moderate-income neighborhoods—consistent with safe and sound banking practices. The CRA does not create specific lending programs but does establish the framework and criteria by which the OCC regularly assesses the Bank’s record in meeting these credit needs. The Bank’s ratings under the CRA are taken into account by the FRB and the OCC when considering merger or other specified applications that the Company or the Bank may submit from time to time.

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

Acquisitions

A discussion of past acquisitions is included in Note 15, “Acquisitions,” to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 96 through 97 of this report.

Statistical Disclosure

The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Part II, Items 6, 7, and 7A, pages 20 through 57, of this report.

Executive Officers of the Registrant.    The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
Peter J. deSilva	53	Mr. deSilva has served as President and Chief Operating Officer of the Company since January 2004. He was named Vice Chairman of the Bank in January 2014 and, between December 2012 and January 2014, served as President and Chief Operating Officer of the Bank. Mr. deSilva was previously employed by Fidelity Investments from 1987 to 2004, the last seven years as Senior Vice President with principal responsibility for brokerage operations.

Anthony J. Fischer	56	Mr. Fischer was named the President of UMB Fund Services, Inc. in July 2014. Prior to that, he served UMB Fund Services Inc. as an Executive Vice President in charge of Business Development from March 2013 until June 2014 and as a Senior Vice President in Business Development from February 2008 through February 2013.

Michael D. Hagedorn	48	Mr. Hagedorn has served as Vice Chairman of the Company since October 2009 and was named President and Chief Executive Officer of the Bank in January 2014. Between March 2005 and January 2014, he served as Chief Financial Officer of the Company and, from October 2009 to January 2014, also as Chief Administrative Officer of the Company. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group, from April 2001 to March 2005.

Andrew J. Iseman	50	Mr. Iseman joined Scout as Chief Executive Officer in August 2010. From February 2009 to June 2010, he served as Chief Operating Officer of RK Capital Management. He was previously employed by Janus Capital Group from January 2003 to April 2008, most recently serving as its Executive Vice President from January 2008 to April 2008 and also as its Chief Operating Officer from May 2007 to April 2008.

Name	Age	Position with Registrant

J. Mariner Kemper	42	Mr. Kemper has served as the Chairman and Chief Executive Officer of the Company since May 2004. He served as the Chairman and Chief Executive Officer of the Bank between December 2012 and January 2014, and as the Chairman and Chief Executive Officer of UMB Bank Colorado, n.a. (a prior subsidiary of the Company) between 2000 and 2012. He was President of UMB Bank Colorado from 1997 to 2000.

Brian J. Walker	43	Mr. Walker was named Executive Vice President and Chief Financial Officer of the Company in January 2014 and has served as Chief Accounting Officer of the Company since June 2007. From July 2004 to June 2007, he served as a Certified Public Accountant for KPMG LLP, where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche LLP from November 2002 to July 2004.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.  RISK FACTORS

Financial-services companies routinely encounter and address risks and uncertainties. In the following paragraphs, the Company describes some of the principal risks and uncertainties that could adversely affect its business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. These risks and uncertainties, however, are not the only ones faced by the Company. Other risks and uncertainties that are not presently known to the Company, that it has failed to appreciate, or that it currently considers immaterial may adversely affect the Company as well. Except where otherwise noted, the descriptions here address risks and certainties that may affect the Company as well as its subsidiaries. These risk factors should be read in conjunction with Management’s Discussion and Analysis (which can be found in Part II, Item 7 of this report beginning on page 22) and its Consolidated Financial Statements (which can be found in Part II, Item 8 of this report beginning on page 58).

The levels of or changes in interest rates could affect the Company’s business.    The Company’s business, results of operations, and financial condition are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. The policies and regulations of the FRB, in particular, have a substantial impact on market rates of interest. See “Government Monetary and Fiscal Policies” in Part I, Item 1 of this report beginning on page 4. The Company may be adversely affected by policies, regulations, or events that have the effect of altering the difference between long-term and short-term interest rates (commonly known as the yield curve), depressing the interest rates associated with its earning assets to levels near the rates associated with interest expense, or changing the relationship between different interest-rate indices. The Company’s customers and counterparties also may be negatively impacted by the levels of or changes in interest rates, which could increase the risk of delinquency or default on obligations to the Company. The levels of or changes in interest rates, moreover, may have an adverse effect on the value of the Company’s investment portfolio and other financial instruments, the return on or demand for loans, the prepayment speed of loans, the cost or availability of deposits or other funding sources, or the purchase or sale of investment securities. In addition, a rapid change in interest rates could result in interest expense increasing faster than interest income because of differences in the maturities of the Company’s assets and liabilities. The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond the Company’s control. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A of this report beginning on page 51 for a discussion of how the Company monitors and manages interest-rate risk.

Weak or deteriorating economic conditions, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities.    The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, its business or results of operations could be adversely affected. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products in the Company’s asset-management, insurance, brokerage, or related businesses. Increased delinquencies or defaults could result as well from the Company adopting, for strategic or other reasons, more liberal origination or underwriting standards for extensions of credit or other dealings with customers or counterparties. If delinquencies or defaults on the Company’s loans or investment securities increase, their value could be adversely affected. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is considered other-than-temporary. In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for loan losses would reduce the Company’s income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in Part II, Item 7A of this report beginning on page 54 for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company as well, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses.    The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real-estate markets, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. For example, if any of these conditions were to cause flows into or the fair value of assets held in the funds and accounts advised by Scout to weaken or decline, Scout’s revenue could be negatively impacted. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, UMBFS’s revenue also could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Revenue from trading, asset management, custody, trust, cash and treasury management, and the Company’s other fee-based businesses could be adversely affected as well if any of these conditions were to occur or persist.

The Company’s investment-management businesses could be negatively impacted by declines in assets under management or by shifts in the mix of assets under management.    The revenues of Scout, Prairie Capital Management (PCM), and the Company’s other investment-management businesses are highly dependent on advisory fee income. These businesses generally earn higher fees on equity-based or alternative investments and strategies and lower fees on fixed-income investments and strategies. Advisory-fee income may be negatively impacted by an absolute decline in assets under management or by a shift in the mix of assets under management from equities or alternatives to fixed-income. Such a decline or shift could be caused or influenced by any number of factors, such as underperformance in absolute or relative terms, loss of key advisers or other talent, changes in investing preferences or trends, market downturns or volatility, drops in investor confidence, reputational damage, increased competition, or general economic conditions.

To the extent that the Company continues to maintain a sizeable portfolio of available-for-sale investment securities, its income may be adversely affected and its reported equity more volatile.    As of December 31, 2014, the Company’s securities portfolio totaled approximately $7.3 billion, which represented approximately 41.6 percent of its total assets. Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans. For the year-ended December 31, 2014, the weighted average yield of the Company’s securities portfolio was 1.9 percent as compared to 3.5 percent for its loan portfolio. Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted. Additionally, approximately $6.9 billion, or 94.9 percent, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity. Accordingly, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

The trading volume in the Company’s common stock at times may be low, which could adversely affect liquidity and share price.    Although the Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market, the trading volume in the stock may at times be low and, in relative terms, less than that of other financial-services companies. A public trading market that is deep, liquid, and orderly depends on the presence in the marketplace of a large number of willing buyers and sellers and narrow bid-ask spreads. These market features, in turn, depend on a number of factors, such as the individual decisions of investors and general economic and market conditions, over which the Company has no control. During any period of lower trading volume in the Company’s common stock, the share price could be more volatile and the liquidity of the stock could suffer.

The Company operates in a highly regulated industry, and its business could be adversely affected by the regulatory and supervisory frameworks applicable to it, changes in those frameworks, and other regulatory risks and uncertainties.    The Company is subject to expansive regulatory frameworks in the United States—at federal, State, and local levels—and in the foreign jurisdictions where its business segments operate. In addition, the Company is subject to the direct supervision of government authorities charged with overseeing the kinds of financial activities conducted by its business segments. Much in these regulatory and supervisory frameworks is designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors. See “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 4. In the wake of the recent global economic crisis, moreover, government scrutiny of all financial-services companies has been amplified, fundamental changes have been made to the banking, securities, and other laws that govern financial services (with the Dodd-Frank Act and Basel III being two of the more prominent examples), and a host of related business practices have been reexamined and reshaped. These seismic shifts in the financial-services industry have yet to slow in an appreciable way, and as a result, the Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. All of this could have a detrimental impact on the Company’s business and results of operations. Risks also exist that government authorities could judge the Company’s business or other practices unfavorably and bring formal or informal corrective or enforcement actions against it—including fines or other penalties and directives to change its products or services—that, for practical or other reasons, the Company could not resist and that also could give rise to litigation by private plaintiffs. These and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Regulatory or supervisory requirements, future growth, or operating results may require the Company to raise additional capital, but that capital may not be available or be available on favorable terms and, if raised, may be dilutive.    The Company is subject to safety-and-soundness and capital-adequacy standards under applicable law and to the direct supervision of government authorities. See “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 4. If the Company is not or is at risk of not satisfying these standards or applicable supervisory requirements—whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, or otherwise—the Company may be required to raise capital. The Company also may be compelled to raise capital if regulatory or supervisory requirements change. The Company’s ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of its control, and on the Company’s operating and financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. An inability to raise capital when needed and on favorable terms could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened.

The Company’s business relies on systems, employees, service providers, and counterparties, and failures by any of them or other operational risks could adversely affect the Company.    The Company engages in a variety of businesses in diverse markets and relies on systems, employees, service providers, and counterparties to properly process a high volume of transactions. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to its premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, inadequate integration of acquisitions, human error, and breakdowns in business continuity plans. Significant financial, business, reputational, regulatory, or other harm could come to the Company as a result of these or related risks and uncertainties. For example, the Company could be negatively impacted if financial, accounting, data-processing, or other systems were to fail or not fully perform their functions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. These risks arise as well with the systems and employees of the service providers and counterparties on whom the Company depends as well as with their third-party service providers and counterparties. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A of this report beginning on page 56 for a discussion of how the Company monitors and manages operational risk.

In the ordinary course of its business, the Company collects, stores, and transmits sensitive, confidential, or proprietary data and other information, including intellectual property, business information, and the personally identifiable information of its customers and employees. The secure processing, storage, maintenance, and transmission of this information is critical to the Company’s operations and reputation, and if any of this information were mishandled, misused, improperly accessed, or lost, the Company could suffer significant financial, business, reputational, regulatory, or other damage. For example, despite security measures, the Company’s information technology and infrastructure may be breached in cyber-attacks, by computer viruses or malware, or with other means. Two of the most significant cyber-attack risks that it faces are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customers’ or the Company’s accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent, but could present significant reputational, legal and/or regulatory costs to the Company if successful. The Company’s risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers.

Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure or outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data. A breach also could occur due to employee error, malfeasance, or other disruptions. Even when an attempted breach is successfully avoided or thwarted, the Company may need to expend substantial resources in doing so and may be required take actions that could adversely affect customer satisfaction or behavior. If a breach were to occur, moreover, the Company could be exposed to regulatory actions or litigation by private plaintiffs. Despite the Company’s efforts to ensure the integrity of systems and controls, it may not be able to anticipate or implement effective measures to prevent all security breaches or all risks to the sensitive, confidential, or proprietary information that it collects, stores, or transmits.

Negative publicity outside of the Company’s control, or its failure to successfully manage issues arising from its conduct or in connection with the financial-services industry generally could damage the Company’s reputation and adversely affect its business.    The performance and value of the Company’s business could be negatively impacted by any reputational harm that it may suffer. This harm could arise from negative publicity outside of its control or its failure to adequately address issues arising from its conduct or in connection with the financial-services industry generally. Risks to the Company’s reputation could arise in any number of contexts—for example, continuing government responses to the recent global economic crisis, cyber-attacks and security breaches, mergers and acquisitions, lending practices, actual or potential conflicts of interest, failures to prevent money laundering, and corporate governance.

The Company faces intense competition from other financial-services companies, and competitive pressures could adversely affect the Company’s business.    The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures only to intensify in the future—especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. See “Competition” in Part I, Item 1 of this report beginning on page 4. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that it might otherwise elect to defer, such as investments in technology or infrastructure. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and services, achieving market acceptance of its products and services, developing and maintaining a strong customer base, or prudently managing expenses.

The Company’s risk-management framework may not be effective in mitigating risk and loss.    The Company maintains an enterprise risk-management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and compliance risk. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program or if its controls break down, the performance and value of the Company’s business could be adversely affected.

Liquidity is essential to the Company’s business and it could be adversely affected by constraints in, or increased costs for, funding.    The Company defines liquidity as the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed in the conduct of its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the level or cost of that funding and thus on its liquidity. These include market disruptions, changes in its credit ratings or the sentiment of its investors, the loss of substantial deposit relationships, financial or systemic shocks, significant counterparty failures, and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A of this report beginning on page 56 for a discussion of how the Company monitors and manages liquidity risk.

If the Company’s subsidiaries are unable to make dividend payments or distributions to the Company, it may be unable to satisfy its obligations to counterparties or creditors or make dividend payments to its shareholders.    The Company is a legal entity separate and distinct from its bank and nonbank subsidiaries and depends on dividend payments and distributions from those subsidiaries to fund its obligations to counterparties and creditors and its dividend payments to shareholders. See “Regulation and Supervision—Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates” in Part I, Item 1 of this report beginning on page 6. Any of the Company’s subsidiaries, however, may be unable to make dividend payments or distributions to the Company due to a deterioration in the subsidiary’s performance, investments in the subsidiary’s own future growth, or regulatory or supervisory requirements. If any subsidiary were unable to remain viable as a going concern, moreover, the Company’s right to participate in a distribution of assets would be subject to the prior claims of the subsidiary’s creditors (including, in the case of the Bank, its depositors and the FDIC).

An inability to attract, retain, or motivate qualified employees could adversely affect the Company’s business.    Skilled employees are the Company’s most important resource, and competition for talented people is intense. Even though compensation is among the Company’s highest expenses, it may not be able to hire the best people, keep them with the Company, or properly motivate them to perform at a high level. Recent scrutiny of compensation practices, especially in the financial-services industry, has made this only more difficult. In addition, some parts of the Company’s business are particularly dependent on key personnel, including investment management, asset servicing, and commercial lending. If the Company were to lose and find itself unable to replace these personnel or other skilled employees or if the competition for talent drove its compensation costs to unsustainable levels, the Company’s business, results of operations, and financial condition could be negatively impacted.

The Company is subject to a variety of litigation or other proceedings, which could adversely affect its business.    The Company is involved from time to time in a variety of judicial, alternative-dispute, or other proceedings arising out of its business or operations. The Company establishes reserves for claims when appropriate under generally accepted accounting principles, but costs often can be incurred in connection with a matter before any reserve has been created. In addition, the actual costs associated with resolving a claim may be substantially higher than amounts that the Company has reserved. Substantial legal claims, even if not meritorious, could have a detrimental impact on the Company’s business, results of operations, and financial condition and cause reputational harm.

Changes in accounting standards could impact the Company’s financial statements and reported earnings.    Accounting standard-setting bodies, such as the Financial Accounting Standards Board, periodically change the financial accounting and reporting standards that affect the preparation of the Company’s consolidated financial statements. These changes are beyond the Company’s control and could have a meaningful impact on its consolidated financial statements.

The Company’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings.    To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in determining the allowance for loan losses or the fair value of assets or liabilities. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of this report beginning on page 49. If management’s judgments later prove to have been inaccurate, the Company may experience unexpected losses that could be substantial.

The Company’s ability to successfully make opportunistic acquisitions is subject to significant risks, including the risk that government authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.    The Company may make opportunistic

acquisitions of other financial-services companies or businesses from time to time, such as its planned acquisition of Marquette Financial Companies (MFC). The acquisition of MFC is and other acquisitions may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain that approval in a timely manner or at all. Even if the Company obtains regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Additionally, acquisitions involve numerous risks, including lower-than-expected performance or higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers or counterparties, and the potential loss of key employees. An acquisition also could be dilutive to the Company’s current shareholders if stock in the Company were issued to pay or fund the purchase price. The Company may not be successful in identifying acquisition candidates, integrating acquired companies or businesses, or realizing expected value from acquisitions. There is significant competition for valuable acquisition targets, and the Company may not be able to acquire other companies or businesses on attractive terms. There can be no assurance that the Company will pursue future acquisitions, and the Company’s ability to grow and successfully compete in its markets and regions may be impaired if it chooses not to pursue or is unable to successfully make acquisitions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this Form 10-K.

ITEM 2.  PROPERTIES

The Company’s headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and opened during July 1986. All 250,000 square feet is occupied by departments and customer service functions of the Bank, as well as offices of the Company.

Other main facilities of the Bank in downtown Kansas City, Missouri are located at 928 Grand Boulevard (185,000 square feet); 906 Grand Boulevard (140,000 square feet); and 1008 Oak Street (180,000 square feet). Both the 928 Grand and 906 Grand buildings house backroom support functions. The 928 Grand building also houses Scout. Additionally, within the 906 Grand building there is 8,000 square feet of space leased to several small tenants. The 928 Grand building underwent a major renovation during 2004 and 2005. The 928 Grand building is connected to the UMB Bank Building (1010 Grand) by an enclosed elevated pedestrian walkway. The 1008 Oak building, which opened during the second quarter of 1999, houses the Company’s operations and data processing functions.

The Bank leases 52,000 square feet in the Hertz Building located in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full-service banking center and is home to some operational and administrative support functions. The Bank also leases 30,000 square feet on the first, second, third, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado. The location has a full-service banking center and is home to additional operational and administrative support functions.

As of December 31, 2014, the Bank operated a total of 105 banking centers and two wealth management offices.

UMBFS leases 88,944 square feet at 235 Galena Street in Milwaukee, Wisconsin, for its fund services operations headquarters. Additionally, UMBFS leases 37,300 square feet at 2225 Washington Boulevard in Ogden, Utah.

Additional information with respect to premises and equipment is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Premises and Equipment,” to the Consolidated Financial Statements in Item 8, pages 65 and 85 of this report.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 20, 2015, the Company had 2,247 distinct shareholders of record. Company stock information for each full quarter period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2014	March 31	June 30	Sept 30	Dec 31
Dividend	$0.225	$0.225	$0.225	$0.235
Book value	33.94	35.21	35.51	36.10
Market price:
High	68.27	66.98	65.30	61.00
Low	56.15	52.77	54.54	51.87
Close	64.70	63.39	54.55	56.89

Per Share	Three Months Ended
2013	March 31	June 30	Sept 30	Dec 31
Dividend	$0.215	$0.215	$0.215	$0.225
Book value	31.73	30.20	32.85	33.30
Market price:
High	49.42	56.14	62.20	65.44
Low	43.27	46.34	51.86	53.72
Close	49.07	55.67	54.34	64.28

Information concerning restrictions on the ability of the Registrant to pay dividends and the Registrant’s subsidiaries to transfer funds to the Registrant is presented in Item 1, page 3 and Note 10, “Regulatory Requirements,” to the Consolidated Financial Statements provided in Item 8, pages 87 and 88 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 114 and 115 and in Note 11, “Employee Benefits,” of the Consolidated Financial Statements provided in Item 8, pages 88 through 92 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2014	2,410	$55.80	2,410	1,980,379
November 1—November 30, 2014	1,836	59.63	1,836	1,978,543
December 1—December 31, 2014	29,085	56.34	29,085	1,949,458

Total	33,331	$56.48	33,331

On April 22, 2014, the Company announced a plan to repurchase up to 2 million shares of common stock. This plan will terminate on April 21, 2015. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 22 through 57, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

As of and for the years ended December 31

EARNINGS	2014	2013	2012	2011	2010
Interest income	$363,871	$348,341	$339,685	$343,653	$346,507
Interest expense	13,816	15,072	19,629	26,680	35,894
Net interest income	350,055	333,269	320,056	316,973	310,613
Provision for loan losses	17,000	17,500	17,500	22,200	31,510
Noninterest income	498,688	491,833	458,122	414,332	360,370
Noninterest expense	666,926	624,178	590,454	562,746	512,622
Net income	120,655	133,965	122,717	106,472	91,002

AVERAGE BALANCES
Assets	$15,998,893	$15,030,762	$13,389,192	$12,417,274	$11,108,233
Loans, net of unearned interest	6,975,338	6,221,318	5,251,278	4,756,165	4,490,587
Securities	7,053,837	7,034,542	6,528,523	5,774,217	5,073,839
Interest-bearing due from banks	843,134	663,818	547,817	837,807	593,518
Deposits	12,691,273	11,930,318	10,521,658	9,593,638	8,451,966
Long-term debt	6,059	4,748	5,879	11,284	19,141
Shareholders’ equity	1,599,765	1,337,107	1,258,284	1,138,625	1,066,872

YEAR-END BALANCES
Assets	$17,500,960	$16,911,852	$14,927,196	$13,541,398	$12,404,932
Loans, net of unearned interest	7,466,418	6,521,869	5,690,626	4,970,558	4,598,097
Securities	7,285,667	7,051,127	7,134,316	6,277,482	5,742,104
Interest-bearing due from banks	1,539,386	2,093,467	720,500	1,164,007	848,598
Deposits	13,616,859	13,640,766	11,653,365	10,169,911	9,028,741
Long-term debt	8,810	5,055	5,879	6,529	8,884
Shareholders’ equity	1,643,758	1,506,065	1,279,345	1,191,132	1,060,860

PER SHARE DATA
Earnings—basic	$2.69	$3.25	$3.07	$2.66	$2.27
Earnings—diluted	2.65	3.20	3.04	2.64	2.26
Cash dividends	0.91	0.87	0.83	0.79	0.75
Dividend payout ratio	33.83%	26.77%	27.04%	29.70%	33.04%
Book value	$36.10	$33.30	$31.71	$29.46	$26.24
Market price
High	68.27	65.44	52.61	45.20	44.51
Low	51.87	43.27	37.68	30.49	31.88
Close	56.89	64.28	43.82	37.25	41.44

Return on average assets	0.75%	0.89%	0.92%	0.86%	0.82%
Return on average equity	7.54	10.02	9.75	9.35	8.53
Average equity to average assets	10.00	8.90	9.40	9.17	9.60
Total risk-based capital ratio	14.04	14.43	11.92	12.20	12.45

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

This review highlights the material changes in the results of operations and changes in financial condition for the year-ended December 31, 2014. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements, and other financial statistics appearing elsewhere in this report. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

•

other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.

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

Results of Operations

Overview

The Company focuses on the following four core strategic objectives. Management believes these strategic objectives will guide its efforts to achieving its vision, to deliver the unparalleled customer experience, all the while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategic objective is to grow the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations. With a diverse source of revenues, this strategy has helped reduce the Company’s exposure to sustained low interest rates. During 2014, noninterest income increased $6.9 million, or 1.4 percent, to $498.7 million for the year ended December 31, 2014, compared to the same period in 2013. Trust and securities processing income increased $22.1 million, or 8.3 percent, and bankcard fee income increased $5.2 million, or 8.4 percent, for year-to-date December 31, 2014 compared to the same period in 2013. These increases in noninterest income were offset by decreases in equity earnings on alternative investments and gains on sales of securities available for sale. Equity earnings on alternative investments had unrealized gains of $4.0 million for the year-ended December 31, 2014 compared to unrealized gains of $19.0 million for the same period in 2013. Gains of $4.1 million on securities available for sale were recognized during the year ended December 31, 2014 compared to $8.5 million during the same period in 2013.

The second strategic objective is a focus on net interest income through loan and deposit growth. During 2014, continued progress on this strategy was illustrated by an increase in net interest income of $16.8 million, or 5.0 percent, from the previous year. The Company has continued to show increased net interest income in a historically low rate environment through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet. Average earning assets increased by $964.9 million, or 6.9 percent, from 2013. Average loan balances increased $754.0 million, or 12.1 percent, for year-to-date December 31, 2014 compared to the same period in 2013. Earning asset growth was primarily funded with a $486.9 million increase in average non-interest-bearing deposits, or 10.3 percent. Net interest margin and net interest spread, on a tax-equivalent basis, decreased six basis points, compared to 2013.

The third strategic objective is a focus on improving operating efficiencies. At December 31, 2014, the Company had 105 banking centers and two wealth management offices. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total loans and deposits growth previously discussed. The Company continues to invest in technological advances that will help management drive operating efficiencies in the future through improved data analysis and automation. During 2014, systems infrastructure enhancements have been implemented, and these will continue into 2015. The Company continues to evaluate core systems and will invest in enhancements that will yield operating efficiencies. The Company evaluates its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and properly utilizing a share buy-back strategy. At December 31, 2014, the Company had $1.6 billion in total shareholders’ equity. This is an increase of $137.7 million, or 9.1 percent, compared to total shareholders’ equity at December 31, 2013. In 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. At December 31, 2014, the Company had a total risk-based capital ratio of 14.04 percent. The Company repurchased 97,609 shares at an average price of $58.81 per share during 2014. Further, the Company paid $41.4 million in dividends during 2014, which represents a 13.8 percent increase compared to 2013.

Earnings Summary

The Company recorded consolidated net income of $120.7 million for the year-ended December 31, 2014. This represents a 9.9 percent decrease over 2013. Net income for 2013 was $134.0 million, or an increase of 9.2 percent compared to 2012. Basic earnings per share for the year-ended December 31, 2014, were $2.69 per share compared to $3.25 per share in 2013 and $3.07 per share in 2012. Basic earnings per share for 2014 decreased 17.2 percent over 2013, which increased 5.9 percent over 2012. Fully diluted earnings per share for the year-ended December 31, 2014, were $2.65 per share compared to $3.20 per share in 2013 and $3.04 per share in 2012.

The Company’s net interest income increased to $350.1 million in 2014 compared to $333.3 million in 2013 and $320.1 million in 2012. In total, a favorable volume variance outpaced the impact from an unfavorable rate variance, resulting in a $16.8 million increase in net interest income in 2014, compared to 2013. The impact from an unfavorable rate variance and favorable volume variance on earning assets was slightly offset by the reduced cost of funding on the volume growth of interest-bearing deposits, resulting in the net favorable volume variance described. See Table 2 on page 28. The favorable volume variance on earning assets was predominantly driven by the increase in average loan balances of $754.0 million, or 12.1 percent, for 2014 compared to the same period in 2013. This was largely impacted by an unfavorable rate variance in the same category. Additionally, a two basis point reduction in rate on a volume increase of $274.1 million on average interest-bearing deposits helped drive the resulting increase in net interest income. Despite the current low rate environment, the Company continues to see benefit from interest-free funds. The impact of this benefit remained flat as compared to 2013 and is illustrated on Table 3 on page 29. The $13.2 million increase in net interest income in 2013, compared to 2012, is primarily a result of a favorable volume variance. The favorable volume variance on earning assets was predominantly driven by the increase in average loan balances of $970.0 million, or 18.5 percent, for 2013 compared to the same period in 2012. This was more than offset by an unfavorable rate variance in the same category. Additionally, a 10 basis points reduction in rate on a volume increase of $955.6 million on interest-bearing deposits drove the resulting increase in net interest income. The current economic environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the Federal Reserve’s policy decisions and market movements. See Table 20 in Item 7A on page 52 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2014.

The Company had an increase of $6.9 million, or 1.4 percent, in noninterest income in 2014, compared to 2013, and a $33.7 million, or 7.4 percent, increase in 2013, compared to 2012. The increase in 2014 is primarily attributable to higher trust and securities processing income and bankcard fee income offset by a decrease in equity earnings in alternative investments and gains on the sales of securities available for sale. Trust and securities processing income increased $22.1 million, or 8.3 percent, for the year-ended December 31, 2014, compared to the same period in 2013. Equity earnings on alternative investments decreased $15.1 million for the year-ended December 31, 2014 primarily related to valuation declines in equity method investments in PCM. Gains of $4.1 million on securities available for sale were recognized during the year ended December 31, 2014 compared to $8.5 million during the same period in 2013. The change in noninterest income in 2014 from 2013, and 2013 from 2012 is illustrated on Table 6 on page 32.

Noninterest expense increased in 2014 by $42.7 million, or 6.8 percent, compared to 2013 and increased in 2013 by $33.7 million, or 5.7 percent, compared to 2012. This increase is primarily driven by an increase of $18.9 million, or 5.6 percent, in salary and employee benefit expense, a $4.4 million, or 8.9 percent increase in equipment expense driven by increased computer hardware and software expense, and a $20.3 million contingency reserve recorded in 2014. These increases were offset by a decrease in other noninterest expense of $4.6 million, or 13.0 percent, due to a decline of $4.7 million in contingent consideration liabilities on acquisitions. The increase in noninterest expense in 2014 from 2013, and 2013 from 2012 is illustrated on Table 7 on page 33.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2014, 2013 and 2012.

Net interest margin is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 3 analyzes net interest margin for the three years ended December 31, 2014, 2013 and 2012. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2012 through 2014 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2014			2013
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2) (3) (4)	$6,975.3	$245.3	3.52%	$6,221.3	$229.7	3.69%
Securities:
Taxable	4,898.8	76.2	1.56	4,876.3	75.2	1.54
Tax-exempt (FTE)	2,122.8	60.4	2.84	2,102.2	62.5	2.97

Total securities	7,021.6	136.6	1.94	6,978.5	137.7	1.97
Federal funds sold and resell agreements	48.9	0.2	0.53	36.6	0.2	0.53
Interest-bearing	843.2	2.5	0.30	663.9	1.9	0.29
Other earning assets (FTE)	32.2	0.5	1.46	56.0	1.1	1.90

Total earning assets (FTE)	14,921.2	385.1	2.58	13,956.3	370.6	2.66
Allowance for loan losses	(76.5)			(72.4)
Cash and due from banks	435.3			439.5
Other assets	718.9			707.4

Total assets	$15,998.9			$15,030.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$6,043.5	$6.2	0.10%	$6,073.5	$5.3	0.09%
Time deposits under $100,000	449.5	2.5	0.56	527.3	3.5	0.66
Time deposits of $100,000 or more	641.7	3.5	0.55	619.9	4.4	0.71

Total interest bearing deposits	7,494.7	12.2	0.16	7,220.7	13.2	0.18
Short-term debt	—	—	—	0.2	—	—
Long-term debt	6.1	—	—	4.7	0.2	4.26
Federal funds purchased and repurchase agreements	1,535.0	1.6	0.11	1,613.6	1.7	0.11

Total interest bearing liabilities	9,035.8	13.8	0.15	8,839.2	15.1	0.17
Noninterest bearing demand deposits	5,196.5			4,709.6
Other	166.8			144.9

Total	14,399.1			13,693.7

Total shareholders’ equity	1,599.8			1,337.1

Total liabilities and shareholders’ equity	$15,998.9			$15,030.8

Net interest income (FTE)		$371.3			$355.5
Net interest spread			2.43%			2.49%
Net interest margin			2.49%			2.55%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a marginal tax rate of 35%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $21.2 million, $22.2 million, and $19.9 million in 2014, 2013, and 2012, respectively.

(2)	Loan fees are included in interest income. Such fees totaled $9.9 million, $10.9 million, and $11.0 million in 2014, 2013, and 2012, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.
(4)	Amount includes loans held for sale.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2012
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2) (3)	$5,251.3	$217.6	4.14%
Securities:
Taxable	4,612.5	81.0	1.76
Tax-exempt (FTE)	1,862.8	57.9	3.11

Total securities	6,475.3	138.9	2.14
Federal funds sold and resell agreements	26.5	0.1	0.46
Interest-bearing	547.8	1.8	0.33
Other earning assets (FTE)	53.2	1.2	2.34

Total earning assets (FTE)	12,354.1	359.6	2.91
Allowance for loan losses	(73.0)
Cash and due from banks	402.1
Other assets	706.0

Total assets	$13,389.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$5,021.5	$6.5	0.13%
Time deposits under $100,000	577.6	4.9	0.85
Time deposits of $100,000 or more	665.9	6.0	0.90

Total interest bearing deposits	6,265.0	17.4	0.28
Short-term debt	5.6	0.1	1.75
Long-term debt	5.9	0.3	5.08
Federal funds purchased and repurchase agreements	1,410.5	1.9	0.13

Total interest bearing liabilities	7,687.0	19.7	0.26
Noninterest bearing demand deposits	4,256.6
Other	187.3

Total	12,130.9

Total shareholders’ equity	1,258.3

Total liabilities and shareholders’ equity	$13,389.2

Net interest income (FTE)		$339.9
Net interest spread			2.65%
Net interest margin			2.75%

Table 2

RATE-VOLUME ANALYSIS (in thousands)

This analysis attributes changes in net interest income either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in net interest income due jointly to both volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. All rates are presented on a tax-equivalent basis and give effect to the disallowance of interest expense for federal income tax purposes, related to certain tax-free assets. The loan average balances and rates include nonaccrual loans.

Average Volume		Average Rate		2014 vs. 2013	Increase (Decrease)
2014	2013	2014	2013		Volume	Rate	Total
				Change in interest earned on:
$6,975,338	$6,221,318	3.52%	3.69%	Loans	$26,534	$(10,921)	$15,613
				Securities:
4,898,826	4,876,304	1.56	1.54	Taxable	350	652	1,002
2,122,822	2,102,216	2.84	2.97	Tax-exempt	750	(1,940)	(1,190)
48,869	36,589	0.53	0.53	Federal funds sold and resell agreements	65	1	66
843,134	663,818	0.30	0.29	Interest-bearing due from banks	537	70	607
32,189	56,022	1.46	1.90	Other	(333)	(235)	(568)

14,921,178	13,956,267	2.58	2.66	Total	27,903	(12,373)	15,530
				Change in interest incurred on:
7,494,744	7,220,675	0.16	0.18	Interest-bearing deposits	448	(1,389)	(941)
1,535,038	1,613,584	0.11	0.11	Federal funds purchased and repurchase agreements	(83)	(40)	(123)
6,059	4,972	(0.69)	3.02	Other	(8)	(184)	(192)

$9,035,841	$8,839,231	0.15%	0.17%	Total	357	(1,613)	(1,256)

				Net interest income	$27,546	$(10,760)	$16,786

Average Volume		Average Rate		2013 vs. 2012	Increase (Decrease)
2013	2012	2013	2012		Volume	Rate	Total
				Change in interest earned on:
$6,221,318	$5,251,278	3.69%	4.14%	Loans	$35,918	$(23,644)	$12,274
				Securities:
4,876,304	4,612,510	1.54	1.76	Taxable	4,068	(9,879)	(5,811)
2,102,216	1,862,786	2.97	3.11	Tax-exempt	5,315	(3,140)	2,175
36,589	26,459	0.53	0.46	Federal funds sold and resell agreements	53	19	72
663,818	547,817	0.29	0.33	Interest-bearing due from banks	335	(206)	129
56,022	53,227	1.90	2.34	Other	52	(235)	(183)

13,956,267	12,354,077	2.66	2.91	Total	45,741	(37,085)	8,656
				Change in interest incurred on:
7,220,675	6,265,040	0.18	0.28	Interest-bearing deposits	1,745	(5,978)	(4,233)
1,613,584	1,410,478	0.11	0.13	Federal funds purchased and repurchase agreements	219	(364)	(145)
4,972	11,514	3.02	2.86	Other	(197)	18	(179)

$8,839,231	$7,687,032	0.17%	0.26%	Total	1,767	(6,324)	(4,557)

				Net interest income	$43,974	$(30,761)	$13,213

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2014	2013	2012
Average earning assets	$14,921,178	$13,956,267	$12,354,077
Interest-bearing liabilities	9,035,841	8,839,231	7,687,032

Interest-free funds	$5,885,337	$5,117,036	$4,667,045

Free funds ratio (free funds to earning assets)	39.44%	36.66%	37.78%

Tax-equivalent yield on earning assets	2.58%	2.66%	2.91%
Cost of interest-bearing liabilities	0.15	0.17	0.26

Net interest spread	2.43%	2.49%	2.65%
Benefit of interest-free funds	0.06	0.06	0.10

Net interest margin	2.49%	2.55%	2.75%

The Company experienced an increase in net interest income of $16.8 million, or 5.0 percent, for the year 2014, compared to 2013. This follows an increase of $13.2 million, or 4.1 percent, for the year 2013, compared to 2012. As illustrated in Table 2, the 2014 and 2013 increases are due to the favorable volume variances in earning assets, which were partially offset by the rate variances.

The decrease in the cost of funds has led to a declining beneficial impact from interest-free funds. However, the Company still maintains a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 41.4 percent, 38.0 percent and 42.2 percent of total outstanding deposits at December 31, 2014, 2013 and 2012, respectively. As illustrated in Table 3, the impact from these interest-free funds was six basis points in 2014 and 2013, compared to ten basis points in 2012.

The Company has experienced a repricing of its earning assets and interest-bearing liabilities during the 2014 interest rate cycle. The average rate on earning assets during 2014 has decreased by eight basis points, while the average rate on interest-bearing liabilities decreased by two basis points, resulting in a six basis point decline in spread. The volume of loans has increased from an average of $6.2 billion in 2013 to an average of $7.0 billion in 2014. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets. If the Federal Reserve’s Open Market Committee maintains rates at current levels, the Company anticipates a negative impact to interest income as a result. The magnitude of this impact will be largely dependent upon the Federal Reserve’s policy decisions, market movements and the duration of this rate environment.

During 2015, approximately $1.2 billion of available for sale securities are expected to have principal repayments. This includes approximately $335 million which will have principal repayments during the first quarter of 2015. The total investment portfolio had an average life of 43.6 months, 47.6 months, and 40.0 months as of December 31, 2014, 2013, and 2012, respectively.

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

Table 4 presents the components of the allowance by loan portfolio segment. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. Management of the Company believes the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions. Future economic conditions and borrowers’ ability to meet their obligations, however, there are uncertainties which could affect the Company’s ALL and/or need to change its current level of provision. For more information on loan portfolio segments and ALL methodology refer to Note 3, “Loans and Allowance for Loan Losses,” to the Consolidated Financial Statements.

Table 4

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan portfolio segment, which represents the inherent probable loss derived by both quantitative and qualitative methods. The amounts presented are not necessarily indicative of actual future charge-offs in any particular category and are subject to change.

	December 31
Loan Category	2014	2013	2012	2011	2010
Commercial	$55,349	$48,886	$43,390	$37,927	$39,138
Real estate	10,725	15,342	15,506	20,486	18,557
Consumer	9,921	10,447	12,470	13,593	16,243
Leases	145	76	60	11	14

Total allowance	$76,140	$74,751	$71,426	$72,017	$73,952

Table 5 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” on page 54 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ALL methodology refer to Note 3, “Loans and Allowance for Loan Losses,” of the Consolidated Financial Statements.

As illustrated in Table 5 below, the ALL decreased as a percentage of total loans to 1.02 percent as of December 31, 2014, compared to 1.15 percent as of December 31, 2013. Based on the factors above, provision for loan loss totaled $17.0 million for the year-ended December 31, 2014, which is a decrease of $500 thousand, or 2.9 percent, compared to the same period in 2013. This provision for loan losses totaled $17.5 million for the year-ended December 31, 2013 and 2012.

Table 5

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2014	2013	2012	2011	2010
Allowance-beginning of year	$74,751	$71,426	$72,017	$73,952	$64,139
Provision for loan losses	17,000	17,500	17,500	22,200	31,510
Allowance of banks and loans acquired	—	—	—	—	—
Charge-offs:
Commercial	(7,307)	(4,748)	(8,446)	(12,693)	(6,644)
Consumer
Credit card	(10,104)	(10,531)	(11,148)	(13,493)	(15,606)
Other	(1,323)	(1,600)	(1,530)	(1,945)	(2,979)
Real estate	(259)	(775)	(932)	(532)	(258)

Total charge-offs	(18,993)	(17,654)	(22,056)	(28,663)	(25,487)
Recoveries:
Commercial	848	867	1,136	813	637
Consumer
Credit card	1,803	1,720	1,766	2,366	1,327
Other	687	815	1,035	1,317	1,797
Real estate	44	77	28	32	29

Total recoveries	3,382	3,479	3,965	4,528	3,790

Net charge-offs	(15,611)	(14,175)	(18,091)	(24,135)	(21,697)

Allowance-end of year	$76,140	$74,751	$71,426	$72,017	$73,952

Average loans, net of unearned interest	$6,974,246	$6,217,240	$5,243,264	$4,748,909	$4,478,377
Loans at end of year, net of unearned interest	7,465,794	6,520,512	5,686,749	4,960,343	4,583,683
Allowance to loans at year-end	1.02%	1.15%	1.26%	1.45%	1.61%
Allowance as a multiple of net charge-offs	4.88	x	5.27	x	3.95	x	2.98	x	3.41	x
Net charge-offs to:
Provision for loan losses	91.83%	81.00%	103.38%	108.71%	68.86%
Average loans	0.22	0.23	0.35	0.51	0.48

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income, as fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased in 2014 by $6.9 million, or 1.4 percent, compared to 2013 and increased in 2013 by $33.7 million, or 7.4 percent, compared to 2012. The increase in 2014 is primarily attributable to higher trust and securities processing income and bankcard fees, partially offset by decreases in gains on securities available for sale and equity earnings on alternative investments. The increase in 2013 is primarily attributable to higher trust and securities processing income and equity earnings on alternative investments, partially offset by decreases in trading and investment banking, gains on the sales of securities available for sale, and other noninterest income.

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

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2014	2013	2012	14-13	13-12	14-13	13-12
Trust and securities processing	$288,054	$265,948	$225,094	$22,106	$40,854	8.3%	18.1%
Trading and investment banking	19,398	20,641	30,359	(1,243)	(9,718)	(6.0)	(32.0)
Service charges on deposit accounts	85,299	84,133	78,694	1,166	5,439	1.4	6.9
Insurance fees and commissions	3,011	3,727	4,095	(716)	(368)	(19.2)	(9.0)
Brokerage fees	10,761	11,470	11,105	(709)	365	(6.2)	3.3
Bankcard fees	67,250	62,031	60,567	5,219	1,464	8.4	2.4
Gains on sales of securities available for sale, net	4,127	8,542	20,232	(4,415)	(11,690)	(51.7)	(57.8)
Equity earnings on alternative investments	3,975	19,048	422	(15,073)	18,626	(79.1)	>100.0
Other	16,813	16,293	27,554	520	(11,261)	3.2	(40.9)

Total noninterest income	$498,688	$491,833	$458,122	$6,855	$33,711	1.4%	7.4%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2014 compared to 2013, and in 2013 compared to 2012.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and mutual fund assets servicing. This income category increased by $22.1 million, or 8.3 percent in 2014, compared to 2013, and increased by $40.9 million, or 18.1 percent in 2013, compared to 2012. The Company increased fee income from institutional and personal investment management services by $12.8 million in 2014 and $12.7 million in 2013. Fund administration and custody services fee income increased by $8.4 million and $5.4 million in 2014 and 2013, respectively. Advisory fee income from the Scout funds decreased $1.9 million in 2014 compared to 2013 and increased $21.5 million in 2013 compared to 2012. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income decreased by $1.2 million, or 6.0 percent in 2014, compared to 2013, and decreased $9.7 million, or 32.0 percent in 2013, compared to 2012. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Gains on sales of securities available for sale decreased $4.4 million in 2014 compared to 2013 and decreased by $11.7 million in 2013 compared to 2012. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from period to period in the amount of realized gains.

Equity earnings on alternative investments decreased $15.1 million in 2014 compared to 2013 and increased $18.6 million in 2013 compared to 2012, primarily due to the change in unrealized gains on PCM investments.

Other noninterest income remained flat from 2013 to 2014 and decreased $11.3 million in 2013, compared to 2012. The decrease from 2012 to 2013 was primarily due to an $8.7 million adjustment in contingent consideration liabilities on acquisitions recognized in 2012 due to the adoption of new accounting guidance in 2012 related to fair value measurements and changes in cash flow projections.

Noninterest Expense

Noninterest expense increased in 2014 by $42.7 million, or 6.8 percent, compared to 2013 and increased in 2013 by $33.7 million, or 5.7 percent, compared to 2012. The main drivers of this increase in 2014 were salaries and employee benefits expense, equipment expense, and a contingency reserve established in 2014. The increases in 2013 were salaries and employee benefits expense, equipment expense, processing fees, and other noninterest expense. Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31
				Dollar Change		Percent Change
	2014	2013	2012	14-13	13-12	14-13	13-12
Salaries and employee benefits	$358,569	$339,691	$319,852	$18,878	$19,839	5.6%	6.2%
Occupancy, net	40,197	39,291	37,927	906	1,364	2.3	3.6
Equipment	53,609	49,207	43,465	4,402	5,742	8.9	13.2
Supplies and services	20,411	20,387	21,045	24	(658)	0.1	(3.1)
Marketing and business development	24,148	22,703	24,604	1,445	(1,901)	6.4	(7.7)
Processing fees	56,049	57,791	51,191	(1,742)	6,600	(3.0)	12.9
Legal and consulting	20,407	18,703	17,980	1,704	723	9.1	4.0
Bankcard	19,594	18,381	18,154	1,213	227	6.6	1.3
Amortization of other intangible assets	12,193	13,218	14,775	(1,025)	(1,557)	(7.8)	(10.5)
Regulatory fees	10,445	9,129	9,447	1,316	(318)	14.4	(3.4)
Contingency reserve	20,272	—	—	20,272	—	100.0	—
Other	31,032	35,677	32,014	(4,645)	3,663	(13.0)	11.4

Total noninterest expense	$666,926	$624,178	$590,454	$42,748	$33,724	6.8%	5.7%

Salaries and employee benefits expense increased $18.9 million, or 5.6 percent, and $19.8 million, or 6.2 percent, in 2014 and 2013, respectively. The increase in both 2014 and 2013 is primarily due to higher employee base salaries, higher commissions and bonuses, and higher cost of benefits. Base salaries increased by $11.7 million, or 5.5 percent, in 2014, compared to the same period in 2013. Commissions and bonuses increased by $5.3 million, or 7.5 percent, in 2014, compared to the same period in 2013. Employee benefits increased by $2.0 million, or 3.3 percent, in 2014, compared to the same period in 2013.

Equipment expense increased $4.4 million, or 8.9 percent in 2014. This increase is driven by increased computer hardware and software expenses.

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

Other noninterest expense decreased $4.6 million, or 13.0 percent, primarily driven by an decrease in contingent consideration liabilities on acquisitions of $4.7 million, compared to 2013.

Income Taxes

Income tax expense totaled $44.2 million, $49.5 million and $47.5 million in 2014, 2013 and 2012, respectively. These amounts equate to effective rates of 26.8 percent, 27.0 percent and 27.9 percent for 2014, 2013 and 2012, respectively. The decrease in the effective tax rate from 2013 to 2014 results from changes in the portion of income earned from tax-exempt municipal securities. The decrease in the effective tax rate from 2012 to 2013 is primarily attributable to federal tax credits realized.

For further information on income taxes refer to Note 16, “Income Taxes,” of the Notes to the Consolidated Financial Statements.

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

Table 8

Bank Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$292,357	$285,112	$7,245	2.5%
Provision for loan losses	9,175	5,535	3,640	65.8
Noninterest income	194,223	210,535	(16,312)	(7.7)
Noninterest expense	405,065	376,307	28,758	7.6

Income before taxes	72,340	113,805	(41,465)	(36.4)
Income tax expense	19,487	28,548	(9,061)	(31.7)

Net income	$52,853	$85,257	$(32,404)	(38.0)%

Bank net income decreased by $32.4 million, or 38.0 percent, to $52.9 million for the year ended December 31, 2014, compared to the same period in 2013. Net interest income increased $7.2 million, or 2.5 percent, for the year ended December 31, 2014, compared to the same period in 2013, driven by commercial, commercial real estate, and real estate construction loan growth, while being slightly offset by interest rate margin compression. Provision for loan losses increased by $3.6 million, due to characteristics of the loan portfolio driving an increased allowance for loan loss reserve for this segment. Noninterest income decreased $16.3 million, or 7.8 percent, over the same period in 2013 driven by the following decreases: unrealized gains on PCM equity method investments of $15.1 million, bond trading income of $1.5 million, securities gains of $4.4 million, card services income of $1.6 million, and deposit service charges of $1.8 million compared to the same period last year. These decreases are offset by an increase in trust and securities processing income of $7.8 million and an increase in other noninterest income of $2.3 million. The increase in trust and securities processing income is due to an increase in asset values and new business generated during the current year compared to the same period last year. The increase in other noninterest income is due to a gain on the sale of a branch property of $2.8 million in 2014.

Noninterest expense increased $28.8 million, or 7.6 percent, to $405.1 million for the year ended December 31, 2014, compared to the same period in 2013. The increase in noninterest expense is primarily due to a $20.3 million contingency reserve recorded in the current year. On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM and recorded a $20.3 million contingency reserve related to this settlement. Other increases include a $4.8 million increase in salaries and benefits and a $1.6 million increase in legal and professional fees compared to the same period last year.

Table 9

Payment Solutions Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$52,251	$45,832	$6,419	14.0%
Provision for loan losses	7,825	11,965	(4,140)	(34.6)
Noninterest income	84,477	74,223	10,254	13.8
Noninterest expense	94,177	86,746	7,431	8.6

Income before taxes	34,726	21,344	13,382	62.7
Income tax expense	9,311	6,739	2,572	38.2

Net income	$25,415	$14,605	$10,810	74.0%

For the year ended December 31, 2014, Payment Solutions net income increased $10.8 million, or 74.0 percent, to $25.4 million compared to the same period in 2013. Net interest income increased $6.4 million, or 14.0 percent and provision for loan losses decreased $4.1 million for the year ended December 31, 2014, compared to the same period in 2013. Noninterest income increased $10.3 million, or 13.8 percent, driven by an increase in card services income of $6.8 million and an increase in deposit service charges of $3.0 million. Noninterest expense increased by $7.4 million, or 8.6 percent, primarily due to increased staffing, technology, occupancy, and bankcard fraud loss expenses compared to the same period last year.

Table 10

Institutional Investment Management Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$(3)	$(32)	$29	90.6%
Provision for loan losses	—	—	—	—
Noninterest income	131,226	126,442	4,784	3.8
Noninterest expense	92,008	88,336	3,672	4.2

Income before taxes	39,215	38,074	1,141	3.0
Income tax expense	10,331	10,002	329	3.3

Net income	$28,884	$28,072	$812	2.9%

For the year ended December 31, 2014, Institutional Investment Management net income increased $0.8 million, or 2.9 percent, compared to the same period last year. Noninterest income increased $4.8 million, or 3.8 percent, due to a $7.8 million increase in advisory fees from separately managed accounts, offset by a $1.9 million decrease in advisory fees from the Scout funds. Scout assets under management remained flat at $31.2 billion as of December 31, 2014, compared to December 31, 2013. However, the mix of assets under management in Scout has shifted between the two year ends, and the mix as of December 31, 2014 is more heavily weighted towards fixed income assets compared to equity assets. The increase in noninterest expense of $3.7 million, or 4.2 percent, over the prior year was primarily due to a $4.7 million increase in salaries and benefits and a $0.6 million increase in marketing and business development expenses, offset by a $2.1 million decrease in processing fees due to a decrease in fees paid by the advisor to third-party distributors of the Scout funds.

Table 11

Asset Servicing Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013	14-13	14-13
Net interest income	$5,450	$2,357	$3,093	131.2%
Provision for loan losses	—	—	—	—
Noninterest income	88,762	80,633	8,129	10.1
Noninterest expense	75,676	72,789	2,887	4.0

Income before taxes	18,536	10,201	8,335	81.7
Income tax expense	5,033	4,170	863	20.7

Net income	$13,503	$6,031	$7,472	123.9%

For the year ended December 31, 2014, Asset Servicing net income increased $7.5 million, or 123.9 percent, to $13.5 million as compared to 2013. Net interest income increased $3.1 million compared to last year. Noninterest income increased $8.1 million, or 10.1 percent, due to an $8.4 million, or 10.5 percent, increase in fee income from growth in asset and transaction-based fees and new business in fund administration, alternative investment and custody services. As of December 31, 2014, assets under administration totaled $198.3 billion compared to $191.0 billion at December 31, 2013, an increase of 3.8 percent. Noninterest expense increased $2.9 million, or 4.0 percent, due to increased salaries and benefits of $1.8 million, increased occupancy expenses of $0.9 million, and increased operations and technology expenses of $1.9 million to support business growth. These increases were offset by a $2.8 million decrease in fair value adjustments to the contingent consideration liability on acquisitions prior to the final contingency consideration payment in April 2013.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services. Loan balances held for investment increased by $945.3 million, or 14.5 percent, in 2014. The increase in total loans is driven by the Company’s focus on generating higher-yielding assets by shifting assets from the securities portfolio to the loan portfolio. Commercial, commercial real estate loans, and construction real estate loans had the most significant growth in outstanding balances in 2014, compared to 2013.

Table 12

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31
	2014	2013	2012	2011	2010
Commercial	$3,814,009	$3,301,503	$2,873,694	$2,234,817	$1,937,052
Commercial—credit card	115,709	103,270	104,320	95,339	84,544
Real estate—construction	256,006	152,875	78,486	84,590	128,520
Real estate—commercial	1,866,301	1,702,151	1,435,811	1,394,555	1,294,897
Leases	39,090	23,981	19,084	3,834	7,055

Total business-related	6,091,115	5,283,780	4,511,395	3,813,135	3,452,068

Real estate—residential	319,827	289,356	212,363	185,886	193,157
Real estate—HELOC	643,586	566,128	573,923	533,032	476,057
Consumer—credit card	310,296	318,336	334,518	333,646	322,208
Consumer—other	100,970	62,912	54,550	94,644	140,193

Total consumer-related	1,374,679	1,236,732	1,175,354	1,147,208	1,131,615

Loans before allowance and loans held for sale	7,465,794	6,520,512	5,686,749	4,960,343	4,583,683
Allowance for loan losses	(76,140)	(74,751)	(71,426)	(72,017)	(73,952)

Net loans before loans held for sale	7,389,654	6,445,761	5,615,323	4,888,326	4,509,731
Loans held for sale	624	1,357	3,877	10,215	14,414

Net loans and loans held for sale	$7,390,278	$6,447,118	$5,619,200	$4,898,541	$4,524,145

As a % of total loans and loans held for sale
Commercial	51.08%	50.63%	50.49%	44.96%	42.13%
Commercial—credit card	1.55	1.58	1.83	1.92	1.84
Real estate—construction	3.43	2.34	1.38	1.70	2.80
Real estate—commercial	25.00	26.10	25.23	28.06	28.16
Leases	0.52	0.37	0.34	0.08	0.15

Total business-related	81.58	81.02	79.27	76.72	75.08

Real estate—residential	4.28	4.44	3.73	3.74	4.20
Real estate—HELOC	8.62	8.68	10.09	10.72	10.35
Consumer—credit card	4.16	4.88	5.88	6.71	7.01
Consumer—other	1.35	0.96	0.96	1.90	3.05

Total consumer-related	18.41	18.96	20.66	23.07	24.61
Loans held for sale	0.01	0.02	0.07	0.21	0.31

Total loans and loans held for sale	100.0%	100.0%	100.0%	100.0%	100.0%

Included in Table 12 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 81.6 percent and 81.0 percent of total loans and loans held for sale at the end of 2014 and 2013, respectively.

Commercial loans represent the largest percent of total loans. Commercial loans have increased $512.5 million, or 15.5 percent, to 51.1 percent of total loans compared to 50.6 percent in 2013. The Company has also increased its capacity to lend through increased commitments over 2013. Commercial line utilization has remained low due to the current economic conditions.

As a percentage of total loans, commercial real estate and construction real estate loans now comprise 28.4 percent of total loans, which is the same as at the end of 2013. Commercial real estate increased $164.2 million, or 9.6 percent, and construction real estate loans increased $103.1 million, or 67.5 percent, compared to 2013. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

HELOC loans increased $77.5 million, or 13.7 percent, and represent 8.6 percent of total loans, and residential real estate increased $30.5 million, or 10.5 percent, and represent 4.3 percent of total loans.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk” within the Quantitative and Qualitative Disclosure about Market Risk in Item 7A on page 54 of this report.

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

Securities available for sale and securities held to maturity comprised 44.0 percent and 44.5 percent of earning assets as of December 31, 2014 and 2013, respectively. Total investment securities were $7.3 billion and $7.1 billion at December 31, 2014 and 2013, respectively. Management expects deposit balance changes, loan demand, and collateral pledging requirements for public funds to be the primary factors impacting changes in the level of security holdings. Of the $6.9 billion of available-for-sale securities held at December 31, 2014, $5.7 billion were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law. Of the total pledged amount, securities with a market value of $1.2 billion at December 31, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

Securities available for sale comprised 94.9 percent of the Company’s investment securities portfolio at December 31, 2014, compared to 95.9 percent at year-end 2013. Securities available for sale had a net unrealized gain of $17.9 million at year-end, compared to a net unrealized loss of $52.1 million the preceding year. This market value change primarily reflects the impact of mid and longer-term market interest rate decreases as of December 31, 2014, compared to December 31, 2013. These amounts are reflected, on an after-tax basis, in the Company’s other comprehensive income in shareholders’ equity, as an unrealized gain of $11.0 million at year-end 2014, compared to an unrealized loss of $32.6 million for 2013.

The securities portfolio achieved an average yield on a tax-equivalent basis of 1.9 percent for 2014, compared to 2.0 percent in 2013, and 2.1 percent in 2012. The decrease in yield is due to the replacement of higher yielding securities with lower yielding securities as the investment portfolio is reinvested. The average life of the available-for-sale securities portfolio was 43.6 months at December 31, 2014, compared to 47.6 months at year-end 2013. The decrease in average life from December 31, 2013 to December 31, 2014, was related primarily to reinvesting portfolio cash flows in shorter duration securities as well as the shortening of the average life of mortgage-backed securities due to faster prepayment rates resulting from market interest rate decreases during 2014.

Included in Tables 13 and 14 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

The securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4, “Securities,” to the Consolidated Financial

Statements on page 80 of this document). The unrealized losses in the Company’s investments in direct obligations of U.S. Treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Table 13

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2014	Amortized Cost	Fair Value
U.S. Treasury	$519,484	$519,460
U.S. Agencies	991,084	990,689
Mortgage-backed	3,276,009	3,277,604
State and political subdivisions	1,983,549	2,001,357
Corporates	124,096	122,826

Total	$6,894,222	$6,911,936

December 31, 2013	Amortized Cost	Fair Value
U.S. Treasury	$110,789	$110,200
U.S. Agencies	1,258,176	1,257,663
Mortgage-backed	2,984,963	2,944,566
State and political subdivisions	2,003,509	1,995,246
Corporates	457,275	454,736

Total	$6,814,712	$6,762,411

December 31, 2012	Amortized Cost	Fair Value
U.S. Treasury	$116,856	$117,851
U.S. Agencies	1,019,640	1,026,115
Mortgage-backed	3,480,006	3,556,193
State and political subdivisions	1,842,715	1,892,684
Corporates	337,706	338,887
Commercial Paper	5,733	5,733

Total	$6,802,656	$6,937,463

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2014	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$82,990	0.29%	$182,699	0.63%
Due after 1 year through 5 years	431,492	0.67	807,990	0.72
Due after 5 years through 10 years	4,978	1.75	—	—
Due after 10 years	—	—	—	—

Total	$519,460	0.62%	$990,689	0.70%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2014	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$63,114	3.25%	$343,741	1.98%
Due after 1 year through 5 years	2,567,443	2.06	868,959	2.40
Due after 5 years through 10 years	626,017	2.10	677,431	3.05
Due after 10 years	21,030	3.32	111,226	3.26

Total	$3,277,604	2.09%	$2,001,357	2.58%

	Corporates
December 31, 2014	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	122,826	1.13
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$122,826	1.13%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2013	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$150	1.01%	$218,900	0.92%
Due after 1 year through 5 years	105,420	0.87	1,038,763	0.71
Due after 5 years through 10 years	4,630	1.75	—	—
Due after 10 years	—	—	—	—

Total	$110,200	0.91%	$1,257,663	0.74%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2013	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$27,917	2.59%	$288,887	2.51%
Due after 1 year through 5 years	2,561,318	2.11	806,912	2.63
Due after 5 years through 10 years	340,202	1.87	741,422	3.02
Due after 10 years	15,129	3.28	158,025	3.18

Total	$2,944,566	2.09%	$1,995,246	2.80%

	Corporates
December 31, 2013	Fair Value	Weighted Average Yield
Due in one year or less	$17,894	0.57%
Due after 1 year through 5 years	436,842	0.99
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$454,736	0.97%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$2,005	0.98%	$252,983	1.03%
Due after 1 year through 5 years	96,026	0.89	773,132	0.87
Due after 5 years through 10 years	19,820	1.67	—	—
Due after 10 years	—	—	—	—

Total	$117,851	1.02%	$1,026,115	0.91%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$56,799	3.04%	$217,581	2.96%
Due after 1 year through 5 years	3,325,225	2.11	826,808	2.84
Due after 5 years through 10 years	171,013	1.89	692,953	3.23
Due after 10 years	3,156	3.34	155,342	3.25

Total	$3,556,193	2.11%	$1,892,684	3.03%

	Corporates		Commercial Paper
December 31, 2012	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$37,723	1.06%	$5,733	0.40%
Due after 1 year through 5 years	301,164	1.09	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—

Total	$338,887	1.09%	$5,733	0.40%

Table 14

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2014	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$15	$16	2.75%
Due after 1 year through 5 years	31,389	34,331	2.89
Due after 5 years through 10 years	165,062	180,531	2.68
Due over 10 years	81,588	89,234	2.92

Total	$278,054	$304,112	9 yr. 1 mo.

December 31, 2013
Due in one year or less	$40	$44	2.84%
Due after 1 year through 5 years	31,387	34,640	2.46
Due after 5 years through 10 years	97,929	108,078	2.89
Due over 10 years	80,414	88,748	2.97

Total	$209,770	$231,510	10 yr. 4 mo.

December 31, 2012
Due in one year or less	$1,751	$1,976	4.81%
Due after 1 year through 5 years	31,802	35,887	3.06
Due after 5 years through 10 years	28,084	31,691	3.21
Due over 10 years	53,119	59,941	3.14

Total	$114,756	$129,495	10 yr. 8 mo.

FEDERAL RESERVE BANK STOCK AND OTHER SECURITIES (in thousands)

2014	Amortized Cost	Fair Value
FRB and FHLB stock	$26,279	$26,279
Other securities—marketable	—	16,668
Other securities—non-marketable	21,669	25,527

Total Federal Reserve Bank stock and other	$47,948	$68,474

2013
FRB stock	$16,279	$16,279
Other securities—marketable	20	16,632
Other securities—non-marketable	17,139	17,571

Total Federal Reserve Bank stock and other	$33,438	$50,482

2012
FRB stock	$11,779	$11,779
Other securities—non-marketable	14,281	14,554

Total Federal Reserve Bank stock and other	$26,060	$26,333

Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $16.7 million at December 31, 2014, compared to $16.6 million at December 31, 2013. The fair value of other non-marketable securities includes the alternative investment securities fair value of $8.5 million at December 31, 2014 and $4.7 million at December 31, 2013.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net borrowed position was $19.4 million at December 31, 2014, and $1.0 million at December 31, 2013.

The Bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $221.8 million in 2014 and $270.1 million in 2013.

At December 31, 2014, the Company held securities purchased under agreements to resell of $95.5 million compared to $75.2 million at year end 2013. The Company used these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. These investments averaged $41.8 million in 2014 and $31.8 million in 2013.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2014 were $32.2 million, compared to $56.0 million in 2013, and were recorded at market value. As discussed in the “Quantitative and Qualitative Disclosures About Market Risk—Trading Account” in Part II, Item 7A on page 54, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $1.5 billion as of December 31, 2014 compared to $2.1 billion as of December 31, 2013 and includes amounts due from the Federal Reserve Bank and interest-bearing accounts held at other financial institutions. The amount due from the Federal Reserve Bank totaled $1.3 billion and $2.1 billion at December 31, 2014 and 2013, respectively. The interest-bearing accounts held at other financial institutions totaled $196.5 million and $32.0 million at December 31, 2014 and 2013, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $13.6 billion at December 31, 2014 and 2013. Deposits averaged $12.7 billion in 2014 and $11.9 billion in 2013. The Company continually strives to expand, improve and promote its cash management services in order to attract and retain commercial funding customers.

Noninterest-bearing demand deposits averaged $5.2 billion in 2014 and $4.7 billion in 2013. These deposits represented 40.9 percent of average deposits in 2014, compared to 39.5 percent in 2013. The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 15

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE (in thousands)

	December 31
	2014	2013	2012
Maturing within 3 months	$498,104	$574,689	$364,449
After 3 months but within 6 months	87,923	103,730	99,700
After 6 months but within 12 months	94,196	104,883	122,514
After 12 months	158,441	174,548	155,402

Total	$838,664	$957,850	$742,065

Table 16

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31
	2014	2013	2012
Amount
Noninterest-bearing demand	$5,196,529	$4,709,643	$4,256,618
Interest-bearing demand and savings	6,403,504	6,073,516	5,021,526
Time deposits under $100,000	449,462	527,281	577,656

Total core deposits	12,049,495	11,310,440	9,855,800
Time deposits of $100,000 or more	641,778	619,878	665,858

Total deposits	$12,691,273	$11,930,318	$10,521,658

As a % of total deposits
Noninterest-bearing demand	40.95%	39.48%	40.46%
Interest-bearing demand and savings	50.45	50.90	47.72
Time deposits under $100,000	3.54	4.42	5.49

Total core deposits	94.94	94.80	93.67
Time deposits of $100,000 or more	5.06	5.20	6.33

Total deposits	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $2.0 billion at December 31, 2014, and $1.6 billion at December 31, 2013. These agreements averaged $1.5 billion and $1.6 billion in 2014 and 2013, respectively. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

Table 17

SHORT-TERM BORROWINGS (in thousands)

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$42,048	0.06%	$12,834	0.04%	$—	—%
Repurchase agreements	1,983,084	0.19	1,570,384	0.19	1,787,270	0.33
Other	—	—	107	5.89	—	—

Total	$2,025,132	0.18%	$1,583,325	0.19%	$1,787,270	0.33%

Average for year:
Federal funds purchased	$41,269	0.07%	$56,934	0.08%	$35,589	0.06%
Repurchase agreements	1,493,769	0.11	1,556,650	0.11	1,374,888	0.14
Other	—	—	224	5.36	5,656	1.17

Total	$1,535,038	0.11%	$1,613,808	0.11%	$1,416,133	0.14%

Maximum month-end balance:
Federal funds purchased	$265,804		$109,466		$65,343
Repurchase agreements	1,983,084		2,048,513		1,787,270

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

Total shareholders’ equity was $1.6 billion at December 31, 2014, compared to $1.5 billion at December 31, 2013. During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. The Company’s Board of Directors authorized, at its April 22, 2014 and April 23, 2013 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve month periods following each of the meetings. During 2014 and 2013, the Company acquired 97,609 shares and 66,462 shares of its common stock, respectively. The Company has not made any purchases other than through these plans.

The Company became a member bank of the Federal Home Loan Bank (FHLB) of Des Moines in March 2014. Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. On December 24, 2014, the FHLB issued a 30-day letter of credit of $150.0 million on behalf of the Company to secure public fund deposits, which expired on January 23, 2015. The letter of credit reduced the Company’s borrowing capacity with the FHLB from $483 million to $333 million as of December 31, 2014. The Company had no outstanding FHLB advances as of December 31, 2014.

On December 15, 2014, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Marquette Financial Companies, a Minnesota corporation (Marquette), the beneficial owners of all of the outstanding shares of Marquette, and Lakes Merger Sub LLC, a Missouri limited liability company and wholly owned subsidiary of the Company. The Merger Agreement and the merger were unanimously approved by the boards of directors of the Company and Marquette. Pending regulatory approval, the merger is expected to close in mid-2015, and subject to the terms and conditions of the Merger Agreement, each share of Marquette common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 9.131 shares of the Company’s common stock, or approximately 3.4 million shares of the Company’s common stock in the aggregate, subject to an adjustment as provided in the Merger Agreement. The market value of the shares to be issued in connection with the merger was approximately $182.5 million, based on the Company’s closing stock price of $53.16 on December 12, 2014.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. Due to the Company’s high level of core capital and substantial portion of earning assets invested in government securities, the Tier 1 capital ratio of 13.29 percent and total capital ratio of 14.04 percent substantially exceed the regulatory minimums.

The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is Tier 1 core capital to total average assets less goodwill and intangibles. The Company’s leverage ratio of 8.72 percent as of December 31, 2014 substantially exceeds the regulatory minimum.

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

Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and began the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations was required on January 1, 2015. The impact of these new rules will require the Company to maintain capital in excess of current “well-capitalized” regulatory standards. The Company’s capital ratios are higher than those required in the final rule.

For further discussion of capital and liquidity, see the “Liquidity Risk” section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk on page 56 of this report.

Table 18

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2014, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$624	$—	$624
Loans and leases	—	46,848	367,125	7,051,821	7,465,794
Securities available for sale	1,673,427	5,050,135	46,565	124,096	6,894,223
Securities held to maturity	—	278,054	—	—	278,054
Federal funds and resell agreements	—	118,105	—	—	118,105
Trading securities	400	1,316	7,381	18,106	27,203
Cash and due from banks	1,608,520	375,165	—	—	1,983,685
All other assets	16,279	—	—	521,672	537,951

Category totals	3,298,626	5,869,623	421,695	7,715,695	17,305,639

Risk-weighted totals	—	1,173,925	210,848	7,715,695	9,100,468
Off-balance-sheet items (risk-weighted)	—	3,527	2,963	1,377,623	1,384,113

Total risk-weighted assets	$—	$1,177,452	$213,811	$9,093,318	$10,484,581

	Tier 1	Tier 2	Total
Regulatory Capital
Shareholders’ equity	$1,643,758	$—	$1,643,758
Accumulated other comprehensive gains	(11,006)	—	(11,006)
Disallowed goodwill and intangibles	(238,820)	—	(238,820)
Disallowed servicing assets and purchased credit card relationships	(543)	—	(543)
Allowance for loan losses (1)	—	78,242	78,242

Total capital	$1,393,389	$78,242	$1,471,631

			Company
Capital ratios
Tier 1 capital to risk-weighted assets			13.29%
Total capital to risk-weighted assets			14.04%
Leverage ratio (Tier 1 to total average assets less goodwill and intangibles)			8.72%

(1)	Amount is inclusive of a reserve for off-balance sheet arrangements.

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8 on pages 87 and 88.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 19 below, as well as Note 14, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 94 through 96 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 19

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2014. The Company has no capital leases or long-term purchase obligations. Includes principal payments only.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$2,025,132	$2,025,132	$—	$—	$—
Short-term debt obligations	—	—	—	—	—
Long-term debt obligations	8,810	1,584	2,804	2,203	2,219
Operating lease obligations	73,473	9,325	16,961	15,571	31,616
Time deposits	1,263,589	968,131	206,115	87,152	2,191

Total	$3,371,004	$3,004,172	$225,880	$104,926	$36,026

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$3,509,841	$1,139,174	$685,698	$898,050	$786,919
Commitments to extend credit under credit card loans	2,690,752	2,690,752	—	—	—
Commercial letters of credit	1,334	1,334	—	—	—
Standby letters of credit	375,003	267,863	87,838	18,996	306
Futures contracts	—	—	—	—	—
Forward contracts	144,950	144,950	—	—	—
Spot foreign exchange contracts	14,721	14,721	—	—	—

Total	$6,736,601	$4,258,794	$773,536	$917,046	$787,225

As of December 31, 2014, our total liabilities for unrecognized tax benefits were $4.0 million. The Company cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 16, “Income Taxes,” to the consolidated financial statements for information regarding the liabilities associated with unrecognized tax benefits.

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

Management believes that the Company’s critical accounting policies are those relating to: the allowance for loan losses, goodwill and other intangibles, revenue recognition, accounting for uncertainty in income taxes, and fair value measurements.

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

An estimate of the total inherent loss is based on the above three computations. From this an adjustment can be made based on other factors management considers to be important in evaluating the probable losses in the portfolio such as general economic conditions, loan trends, risk management and loan administration and changes in internal policies. For more information on loan portfolio segments and ALL methodology refer to Note 3, “Loans and Allowance for Loan Losses,” to the Consolidated Financial Statements.

Goodwill and Other Intangibles

Goodwill is tested for impairment annually as of October 1 and more frequently whenever events or changes in circumstance indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. To test goodwill for impairment, the Company performs a qualitative assessment of each reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test is not required. Otherwise, the Company compares the fair value of its reporting units to their carrying amounts to determine if an impairment is indicated. If an impairment is indicated, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount. An impairment loss is measured as the excess of the carrying value of a reporting unit’s goodwill over its implied fair value. As a result of such impairment tests, the Company has not recognized an impairment charge.

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

Accounting for Uncertainty in Income Taxes

The Company is subject to income taxes in the U.S. federal and various states jurisdictions. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. The Company records the financial statement effects of an income tax position when it is more likely than not that the position will be sustained on the basis of technical merits. We recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The measurement of any unrecognized tax benefit is based on management’s best judgment. These liabilities may change as a result of changes in tax laws and regulations, interpretations of law by taxing authorities, and income tax examinations among other factors. Due to the complexity of these uncertainties, the ultimate resolution may differ from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Company’s Board of Directors. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. The Company does not use hedges or swaps to manage interest rate risk except for limited use of futures contracts to offset interest rate risk on certain securities held in its trading portfolio and one fair value hedge as disclosed in Note 17 “Derivatives and Hedging Activities” to the Company’s Consolidated Financial Statements.

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

Table 20 shows the expected net interest income increase or decrease over the next twelve months as of December 31, 2014 and 2013.

Table 20

MARKET RISK (in thousands)

	Net Interest Income
Rate Change in Basis Points	December 31, 2014 Amount of Change	December 31, 2013 Amount of Change
300	$23,416	$11,794
200	15,927	8,030
100	8,383	4,025
Static	—	—
(100)	N/A	N/A

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

Table 21

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

December 31, 2014	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
Earning assets
Loans	$4,131.0	$365.1	$522.3	$5,018.4	$2,159.9	$288.1	$7,466.4
Securities	482.4	282.1	693.4	1,457.9	3,907.5	1,893.1	7,258.5
Federal funds sold and resell agreements	118.1	—	—	118.1	—	—	118.1
Other	1,433.8	—	37.1	1,470.9	95.6	0.1	1,566.6

Total earning assets	$6,165.3	$647.2	$1,252.8	$8,065.3	$6,163.0	$2,181.3	$16,409.6

% of total earning assets	37.6%	3.9%	7.6%	49.1%	37.6%	13.3%	100.0%

Funding sources
Interest-bearing demand and savings	$1,223.1	$917.2	$1,834.5	$3,974.8	$223.2	$2,511.3	$6,709.3
Time deposits	599.0	177.3	191.8	968.1	293.3	2.2	1,263.6
Federal funds purchased and repurchase agreements	2,025.1	—	—	2,025.1	—	—	2,025.1
Borrowed funds	8.8	—	—	8.8	—	—	8.8
Noninterest-bearing sources	3,747.4	78.2	143.9	3,969.5	824.8	1,608.5	6,402.8

Total funding sources	$7,603.4	$1,172.7	$2,170.2	$10,946.3	$1,341.3	$4,122.0	$16,409.6

% of total earning assets	46.4%	7.1%	13.2%	66.7%	8.2%	25.1%	100.0%
Interest sensitivity gap	$(1,438.1)	$(525.5)	$(917.4)	$(2,881.0)	$4,821.7	$(1,940.7)
Cumulative gap	(1,438.1)	(1,963.6)	(2,881.0)	(2,881.0)	1,940.7	—
As a % of total earning assets	(8.8)%	(12.0)%	(17.6)%	(17.6)%	11.8%	—%
Ratio of earning assets to funding sources	0.81	0.55	0.58	0.74	4.59	0.53

Cumulative ratio of Earning Assets 2014	0.81	0.78	0.74	0.74	1.16	1.00
to Funding Sources 2013	0.92	0.84	0.73	0.73	1.14	1.00

Table 22

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2014 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial	$2,532,569	$22,819	$—	$2,555,388
Commercial—Credit Card	115,709	—	—	115,709
Real Estate—Construction	147,025	5,293	—	152,318
Real Estate—Commercial	356,803	108,271	5,399	470,473
Real Estate—Residential	18,545	62,341	5,805	86,691
Real Estate—HELOC	15,691	—	—	15,691
Consumer—Credit Card	310,296	—	—	310,296
Consumer—Other	24,297	883	—	25,180
Leases	39,090	—	—	39,090

Total variable rate loans	3,560,025	199,607	11,204	3,770,836
Fixed Rate
Commercial	452,324	766,417	39,881	1,258,622
Commercial—Credit Card	—	—	—	—
Real Estate—Construction	38,264	42,755	22,669	103,688
Real Estate—Commercial	431,747	832,998	131,083	1,395,828
Real Estate—Residential	56,862	94,296	82,602	233,760
Real Estate—HELOC	425,523	202,369	3	627,895
Consumer—Credit Card	—	—	—	—
Consumer—Other	53,663	21,487	639	75,789
Leases	—	—	—	—

Total fixed rate loans	1,458,383	1,960,322	276,877	3,695,582

Total loans and loans held for sale	$5,018,408	$2,159,929	$288,081	$7,466,418

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

This account had a balance of $27.2 million as of December 31, 2014, compared to $28.5 million as of December 31, 2013.

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

Another means of ensuring loan quality is diversification of the portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial and construction real estate loans comprise only 28.4 percent of total loans at December 31, 2014, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses is discussed on pages 29 through 31 and Table 5 contains a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of non-performing loans. Non-performing loans include both nonaccrual loans and restructured loans. The Company’s non-performing loans decreased $3.3 million from December 31, 2013, and $0.7 million compared to December 31, 2012. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $0.4 million in other real estate owned as of December 31, 2014. There was $1.3 million of other real estate owned at December 31, 2013. Loans past due more than 90 days totaled $3.8 million at December 31, 2014, compared to $3.2 million at December 31, 2013.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $9.3 million of restructured loans at December 31, 2014, and $12.1 million at December 31, 2013.

Table 23 summarizes the various aspects of credit quality discussed above.

Table 23

LOAN QUALITY (in thousands)

	December 31
	2014	2013	2012	2011	2010
Nonaccrual loans	$18,660	$19,305	$16,376	$22,650	$24,925
Restructured loans on nonaccrual	8,722	11,401	11,727	2,931	217

Total non-performing loans	27,382	30,706	28,103	25,581	25,142
Other real estate owned	394	1,288	3,524	5,959	4,387

Total non-performing assets	$27,776	$31,994	$31,627	$31,540	$29,529

Loans past due 90 days or more	$3,830	$3,218	$3,554	$5,998	$5,480
Restructured loans accruing	583	665	752	3,089	—
Allowance for loans losses	76,140	74,751	71,426	72,017	73,952
Ratios
Non-performing loans as a % of loans	0.37%	0.47%	0.49%	0.52%	0.55%
Non-performing assets as a % of loans plus other real estate owned	0.37	0.49	0.56	0.64	0.64
Non-performing assets as a % of total assets	0.16	0.19	0.21	0.23	0.24
Loans past due 90 days or more as a % of loans	0.05	0.05	0.06	0.12	0.12
Allowance for Loan Losses as a % of loans	1.02	1.15	1.26	1.45	1.61
Allowance for Loan Losses as a multiple of non-performing loans	2.78x	2.43x	2.54x	2.82x	2.94x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.9 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. In 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. Management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2014, $5.7 billion, or 83.0 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.9 billion, or 87.7 percent, at December 31, 2013. However of these amounts, securities with a market value of $1.2 billion at December 31, 2014 and $1.7 billion at December 31, 2013 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2014, was $6.6 billion. The Company believes that since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $25.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.2 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding under the revolving line of credit at December 31, 2014.

The Company became a member bank of the Federal Home Loan Bank (FHLB) of Des Moines in March 2014. Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company has access to borrow up to $333 million through these advances as of December 31, 2014. However, the Company had no outstanding FHLB advances as of December 31, 2014.

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

The Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the accompanying consolidated balance sheet of UMB Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of UMB Financial Corporation and subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

February 25, 2014

CONSOLIDATED BALANCE SHEETS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

	December 31
	2014	2013
ASSETS
Loans	$7,465,794	$6,520,512
Allowance for loan losses	(76,140)	(74,751)

Net loans	7,389,654	6,445,761
Loans held for sale	624	1,357
Investment securities:
Available for sale	6,911,936	6,762,411
Held to maturity (fair value of $304,112 and $231,510, respectively)	278,054	209,770
Trading	27,203	28,464
Federal Reserve Bank stock and other	68,474	50,482

Total investment securities	7,285,667	7,051,127
Federal funds sold and securities purchased under agreements to resell	118,105	87,018
Interest-bearing due from banks	1,539,386	2,093,467
Cash and due from banks	444,299	521,001
Premises and equipment, net	257,835	249,689
Accrued income	79,297	78,216
Goodwill	209,758	209,758
Other intangibles, net	43,991	55,585
Other assets	132,344	118,873

Total assets	$17,500,960	$16,911,852

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,643,989	$5,189,998
Interest-bearing demand and savings	6,709,281	7,001,126
Time deposits under $100,000	424,925	491,792
Time deposits of $100,000 or more	838,664	957,850

Total deposits	13,616,859	13,640,766
Federal funds purchased and repurchase agreements	2,025,132	1,583,218
Short-term debt	—	107
Long-term debt	8,810	5,055
Accrued expenses and taxes	180,074	153,450
Other liabilities	26,327	23,191

Total liabilities	15,857,202	15,405,787

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 45,532,188 and 45,221,237 shares outstanding, respectively	55,057	55,057
Capital surplus	894,602	882,407
Retained earnings	963,911	884,630
Accumulated other comprehensive income (loss), net	11,006	(32,640)
Treasury stock, 9,524,542 and 9,835,493 shares, at cost, respectively	(280,818)	(283,389)

Total shareholders’ equity	1,643,758	1,506,065

Total liabilities and shareholders’ equity	$17,500,960	$16,911,852

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands, except share and per share data)

	Year Ended December 31
	2014	2013	2012
INTEREST INCOME
Loans	$245,278	$229,665	$217,391
Securities:
Taxable interest	76,204	75,202	81,013
Tax exempt interest	39,209	40,399	38,224

Total securities income	115,413	115,601	119,237

Federal funds sold and resell agreements	259	193	121
Interest-bearing due from banks	2,525	1,918	1,789
Trading securities	396	964	1,147

Total interest income	363,871	348,341	339,685

INTEREST EXPENSE
Deposits	12,242	13,183	17,416
Federal funds purchased and repurchase agreements	1,616	1,739	1,884
Other	(42)	150	329

Total interest expense	13,816	15,072	19,629

Net interest income	350,055	333,269	320,056
Provision for loan losses	17,000	17,500	17,500

Net interest income after provision for loan losses	333,055	315,769	302,556

NONINTEREST INCOME
Trust and securities processing	288,054	265,948	225,094
Trading and investment banking	19,398	20,641	30,359
Service charges on deposit accounts	85,299	84,133	78,694
Insurance fees and commissions	3,011	3,727	4,095
Brokerage fees	10,761	11,470	11,105
Bankcard fees	67,250	62,031	60,567
Gains on sales of securities available for sale, net	4,127	8,542	20,232
Equity earnings on alternative investments	3,975	19,048	422
Other	16,813	16,293	27,554

Total noninterest income	498,688	491,833	458,122

NONINTEREST EXPENSE
Salaries and employee benefits	358,569	339,691	319,852
Occupancy, net	40,197	39,291	37,927
Equipment	53,609	49,207	43,465
Supplies and services	20,411	20,387	21,045
Marketing and business development	24,148	22,703	24,604
Processing fees	56,049	57,791	51,191
Legal and consulting	20,407	18,703	17,980
Bankcard	19,594	18,381	18,154
Amortization of other intangible assets	12,193	13,218	14,775
Regulatory fees	10,445	9,129	9,447
Contingency reserve	20,272	—	—
Other	31,032	35,677	32,014

Total noninterest expense	666,926	624,178	590,454

Income before income taxes	164,817	183,424	170,224
Income tax expense	44,162	49,459	47,507

Net income	$120,655	$133,965	$122,717

PER SHARE DATA
Net income—basic	$2.69	$3.25	$3.07
Net income—diluted	2.65	3.20	3.04
Weighted average shares outstanding—basic	44,844,578	41,275,839	40,034,428
Weighted average shares outstanding—diluted	45,445,283	41,838,580	40,433,367

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2014	2013	2012
Net income	$120,655	$133,965	$122,717
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Change in unrealized holding gains (losses), net	74,147	(178,500)	27,164
Less: Reclassifications adjustment for gains included in net income	(4,127)	(8,542)	(20,232)

Change in unrealized gains (losses) on securities during the period	70,020	(187,042)	6,932
Income tax (expense) benefit	(26,374)	68,814	(2,443)

Other comprehensive income (loss)	43,646	(118,228)	4,489

Comprehensive income	$164,301	$15,737	$127,206

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2012	$55,057	$723,299	$697,923	$81,099	$(366,246)	$1,191,132

Total comprehensive income			122,717	4,489		127,206
Cash dividends ($0.83 per share)	—	—	(33,625)	—	—	(33,625)
Purchase of treasury stock	—	—	—	—	(20,419)	(20,419)
Issuance of equity awards	—	(1,911)	—	—	2,156	245
Recognition of equity based compensation	—	6,917	—	—	—	6,917
Net tax benefit related to equity compensation plans	—	359	—	—	—	359
Sale of treasury stock	—	587	—	—	389	976
Exercise of stock options	—	2,818	—	—	3,736	6,554

Balance December 31, 2012	$55,057	$732,069	$787,015	$85,588	$(380,384)	$1,279,345

Total comprehensive income			133,965	(118,228)		15,737
Cash dividends ($0.87 per share)	—	—	(36,350)	—	—	(36,350)
Purchase of treasury stock	—	—	—	—	(3,501)	(3,501)
Issuance of equity awards	—	(1,651)	—	—	2,101	450
Recognition of equity based compensation	—	7,936	—	—	—	7,936
Net tax benefit related to equity compensation plans	—	1,224	—	—	—	1,224
Sale of treasury stock	—	520	—	—	256	776
Exercise of stock options		3,986	—	—	5,032	9,018
Common stock issuance	—	138,323	—	—	93,107	231,430

Balance December 31, 2013	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065

Total comprehensive income			120,655	43,646	—	164,301
Cash dividends ($0.91 per share)	—	—	(41,374)	—	—	(41,374)
Purchase of treasury stock	—	—	—	—	(5,741)	(5,741)
Issuance of equity awards	—	(2,338)	—	—	2,827	489
Recognition of equity based compensation	—	9,172	—	—	—	9,172
Net tax benefit related to equity compensation plans	—	1,880	—	—	—	1,880
Sale of treasury stock	—	596	—	—	340	936
Exercise of stock options	—	2,885	—	—	5,145	8,030

Balance December 31, 2014	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UMB FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$120,655	$133,965	$122,717
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,000	17,500	17,500
Depreciation and amortization	46,355	44,221	40,847
Deferred income tax (benefit) expense	(11,456)	(5,123)	3,675
Net (increase) decrease in trading securities and other earning assets	(2,714)	8,252	2,378
Gains on sales of securities available for sale	(4,127)	(8,542)	(20,232)
Gains on sales of assets	(3,034)	(1,431)	(904)
Amortization of securities premiums, net of discount accretion	51,542	53,248	50,435
Originations of loans held for sale	(71,598)	(118,418)	(237,997)
Net gains on sales of loans held for sale	(1,137)	(887)	(2,010)
Proceeds from sales of loans held for sale	73,468	121,825	246,345
Equity based compensation	9,661	8,386	7,162
Changes in:
Accrued income	(1,081)	(8,467)	6,248
Accrued expenses and taxes	40,345	61,092	8,376
Other assets and liabilities, net	(20,100)	(10,423)	(20,796)

Net cash provided by operating activities	243,779	295,198	223,744

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	25,270	34,033	9,756
Proceeds from sales of securities available for sale	413,955	685,031	1,016,129
Proceeds from maturities of securities available for sale	1,321,135	1,495,867	1,691,293
Purchases of securities held to maturity	(109,308)	(135,598)	(39,642)
Purchases of securities available for sale	(1,859,692)	(2,238,238)	(3,561,042)
Net increase in loans	(963,028)	(844,993)	(738,343)
Net (increase) decrease in fed funds sold and resell agreements	(31,087)	2,850	(23,790)
Net (increase) decrease in interest bearing balances due from other financial institutions	(164,415)	(10,160)	129,076
Purchases of premises and equipment	(44,790)	(38,313)	(44,038)
Net cash activity from acquisitions and branch sales	(18,231)	26,087	17,597
Proceeds from sales of premises and equipment	5,212	2,586	1,473
Increase in COLI cash surrender value	(6,000)	—	—

Net cash used in investing activities	(1,430,979)	(1,020,848)	(1,541,531)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	174,718	1,800,207	1,737,072
Net (decrease) increase in time deposits	(178,294)	159,639	(272,627)
Net increase (decrease) in fed funds purchased and repurchase agreements	441,914	(204,052)	(163,557)
Net change in short-term debt	(107)	(407)	(12,000)
Proceeds from long-term debt	5,320	1,000	1,029
Repayment of long-term debt	(1,565)	(1,310)	(1,679)
Payment of contingent consideration on acquisitions	(13,725)	(16,172)	(17,371)
Cash dividends paid	(41,364)	(36,168)	(33,787)
Net tax benefit related to equity compensation plans	1,880	1,224	359
Common stock issuance	—	231,430	—
Proceeds from exercise of stock options and sales of treasury shares	8,966	9,794	7,530
Purchases of treasury stock	(5,741)	(3,501)	(20,419)

Net cash provided by financing activities	392,002	1,941,684	1,224,550

(Decrease) increase in cash and cash equivalents	(795,198)	1,216,034	(93,237)
Cash and cash equivalents at beginning of year	2,582,428	1,366,394	1,459,631

Cash and cash equivalents at end of year	$1,787,230	$2,582,428	$1,366,394

Supplemental disclosures:
Income taxes paid	$61,228	$46,445	$44,074
Total interest paid	13,958	15,823	20,975

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UMB Financial Corporation (the Company) is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Wisconsin, Utah, Texas, and Massachusetts. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2014 and 2013 (in thousands):

	Year Ended December 31
	2014	2013
Due from the Federal Reserve	$1,342,931	$2,061,427
Cash and due from banks	444,299	521,001

Cash and cash equivalents at end of year	$1,787,230	$2,582,428

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $196.5 million and $32.0 million at December 31, 2014 and 2013, respectively.

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

The Company maintains a reserve, separate from the allowance for loan losses, to address the risk of loss associated with loan contingencies, which is included in the accrued expenses and taxes line item in the Consolidated Balance Sheets. In order to maintain the reserve for off-balance sheet items at an appropriate level, a provision to increase or reduce the reserve is included in the Company’s Consolidated Statements of Income. The level of the reserve will be adjusted as needed to maintain the reserve at a specified level in relation to contingent loan risk. The risk of loss arising from un-funded loan commitments has been assessed by dividing the contingencies into pools of similar loan commitments and by applying two factors to each pool. The gross amount of contingent exposure is first multiplied by a potential use factor to estimate the degree to which the unused commitments might reasonably be expected to be used in a time of high usage. The resultant figure is then multiplied by a factor to estimate the risk of loss assuming funding of these loans. The potential loss estimates for each segment of the portfolio are added to arrive at a total potential loss estimate that is used to set the reserve.

Loans held for sale are carried at the lower of aggregate cost or market value. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

Securities

Debt securities available for sale principally include U.S. Treasury and agency securities, Government Sponsored Entity (GSE) mortgage-backed securities, certain securities of state and political subdivisions, and corporates. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

Securities held to maturity are carried at amortized historical cost based on management’s intention, and the Company’s ability to hold them to maturity. The Company classifies certain securities of state and political subdivisions as held to maturity.

Trading securities, acquired for subsequent sale to customers, are carried at fair value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income.

Equity-method investments

The Company accounts for certain other investments using equity-method accounting. For non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag. When transparency in pricing exists, other investments are considered marketable equity-method investments. For marketable equity-method investments, the Company recognizes its proportionate share of income or loss as of the date of the Company’s consolidated financial statements.

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

No goodwill impairments were recognized in 2014, 2013, or 2012. Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate. No intangible asset impairments were recognized in 2014, 2013, or 2012. The Company does not have any indefinite lived intangible assets.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method. Premises are depreciated over 15 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Gains and losses from the sale of Premises and equipment are included in other noninterest income.

Impairment of Long-Lived Assets

Long-lived assets, including premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value. No impairments were recognized in 2014, 2013, or 2012.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are measured based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the periods in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The provision for deferred income taxes represents the change in the deferred income tax accounts during the year excluding the tax effect of the change in net unrealized gain (loss) on securities available for sale.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheets. For the year ended December 31, 2014, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Derivatives

The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, one of the Company’s derivatives is designated in a qualifying hedging relationship. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s derivatives are recognized directly in earnings.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 600,705; 562,741; and 398,939 shares issuable upon the exercise of stock options and nonvested restricted shares granted by the Company at December 31, 2014, 2013, and 2012, respectively.

Options issued under employee benefit plans to purchase 249,368, and 504,938 shares of common stock were outstanding at December 31, 2014, and 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

Investment Companies    In June 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-08, “Amendments to the Scope, Measurement, and Disclosure Requirements” for investment companies. The amendments changed the assessment of whether an entity is an investment company by requiring an entity to possess certain fundamental characteristics, while allowing judgment in assessing other typical characteristics. The ASU was effective January 1, 2014, and the Company did not change the status of any subsidiary, or the accounting applied to a subsidiary, under the new guidelines.

Accounting for Investments in Qualified Affordable Housing Projects    In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Regardless of whether the reporting entity chooses to elect the proportional amortization method, this ASU introduces new recurring disclosures about all investments in qualified affordable housing projects. The ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this accounting pronouncement will not have a significant impact on the Company’s consolidated financial statements or financial statement disclosures.

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

Repurchase-to-Maturity Transactions    In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchased Financings, and Disclosures.” The amendment changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with accounting for other repurchase agreements. Additionally, the amendment requires new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and requires increased transparency on collateral pledged in secured borrowings. The accounting changes in the standard and the disclosures for transactions accounted for as sales are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repos-to-maturity accounted for as secured borrowings are required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early application is not permitted. The adoption of this accounting pronouncement will have no impact on the Company’s consolidated financial statements except for additional financial statement disclosures.

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

Derivatives and Hedging    In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.” The amendment is intended to address how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this update are effective for the annual period beginning after December 15, 2015, and for annual and interim periods thereafter, although early adoption is permitted. The adoption of this accounting pronouncement will not have a significant impact on the Company’s consolidated financial statements.

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

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2014 (in thousands):

	As Of December 31, 2014
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,509	$363	$13,114	$15,986	$3,798,023	$3,814,009
Commercial—credit card	267	147	37	451	115,258	115,709
Real estate:
Real estate—construction	1,244	—	983	2,227	253,779	256,006
Real estate—commercial	1,727	61	12,037	13,825	1,852,476	1,866,301
Real estate—residential	828	113	562	1,503	318,324	319,827
Real estate—HELOC	1,371	—	19	1,390	642,196	643,586
Consumer:
Consumer—credit card	2,268	2,303	560	5,131	305,165	310,296
Consumer—other	1,743	843	70	2,656	98,314	100,970
Leases	—	—	—	—	39,090	39,090

Total loans	$11,957	$3,830	$27,382	$43,169	$7,422,625	$7,465,794

This table provides a summary of loan classes and an aging of past due loans as of December 31, 2013 (in thousands):

	As Of December 31, 2013
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,107	$135	$8,042	$10,284	$3,291,219	$3,301,503
Commercial—credit card	362	82	38	482	102,788	103,270
Real estate:
Real estate—construction	186	—	934	1,120	151,755	152,875
Real estate—commercial	3,611	344	19,213	23,168	1,678,983	1,702,151
Real estate—residential	1,257	13	868	2,138	287,218	289,356
Real estate—HELOC	880	6	210	1,096	565,032	566,128
Consumer:
Consumer—credit card	3,230	2,448	1,031	6,709	311,627	318,336
Consumer—other	1,727	190	370	2,287	60,625	62,912
Leases	—	—	—	—	23,981	23,981

Total loans	$13,360	$3,218	$30,706	$47,284	$6,473,228	$6,520,512

The Company sold $73.5 million, $121.8 million, and $246.3 million of residential real estate and student loans without recourse during the periods ended December 31, 2014, 2013, and 2012 respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $27.4 million and $30.7 million at December 31, 2014 and 2013, respectively. Restructured loans totaled $9.3 million and $12.1 million at December 31, 2014 and 2013, respectively. Loans 90 days past due and still accruing interest amounted to $3.8 million and $3.2 million at December 31, 2014 and 2013, respectively. There was an insignificant amount of interest recognized on impaired loans during 2014, 2013, and 2012.

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

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2014 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2014	2014	2014
Non-watch list	$3,532,611	$253,895	$1,780,323
Watch	72,283	181	31,984
Special Mention	98,750	756	8,691
Substandard	110,365	1,174	45,303

Total	$3,814,009	$256,006	$1,866,301

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial- credit card	Real estate- residential	Real estate- HELOC
	2014	2014	2014
Performing	$115,672	$319,265	$643,567
Non-performing	37	562	19

Total	$115,709	$319,827	$643,586

	Consumer- credit card	Consumer- other	Leases
	2014	2014	2014
Performing	$309,736	$100,900	$39,090
Non-performing	560	70	—

Total	$310,296	$100,970	$39,090

This table provides an analysis of the credit risk profile of each loan class as of December 31, 2013 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial	Real estate- construction	Real estate- commercial
	2013	2013	2013
Non-watch list	$3,041,224	$151,359	$1,565,894
Watch	110,932	210	76,647
Special Mention	78,064	—	19,876
Substandard	71,283	1,306	39,734

Total	$3,301,503	$152,875	$1,702,151

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial- credit card	Real estate- residential	Real estate- HELOC
	2013	2013	2013
Performing	$103,232	$288,488	$565,918
Non-performing	38	868	210

Total	$103,270	$289,356	$566,128

	Consumer- credit card	Consumer- other	Leases
	2013	2013	2013
Performing	$317,305	$62,542	$23,981
Non-performing	1,031	370	—

Total	$318,336	$62,912	$23,981

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

Generally, the unsecured portion of a commercial or commercial real estate loan is charged-off when, after analyzing the borrower’s financial condition, it is determined that the borrower is incapable of servicing the debt, little or no prospect for near term improvement exists, and no realistic and significant strengthening action is pending. For collateral dependent commercial or commercial real estate loans, an analysis is completed regarding the Company’s collateral position to determine if the amounts due from the borrower are in excess of the calculated current fair value of the collateral. Specific allocations of the allowance for loan losses are made for any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged-off. Revolving commercial loans (such as commercial credit cards) which are past due 90 cumulative days are classified as a loss and charged off.

Generally, a consumer loan, or a portion thereof, is charged-off in accordance with regulatory guidelines which provide that such loans be charged-off when the Company becomes aware of the loss, such as from a triggering event that may include but is not limited to new information about a borrower’s intent and ability to repay the loan, bankruptcy, fraud, or death. However, the charge-off timeframe should not exceed the specified delinquency time frames, which state that closed-end retail loans (such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (such as home equity lines of credit and consumer credit cards) that become past due 180 cumulative days are classified as a loss and charged-off.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2014 (in thousands):

	Year Ended December 31, 2014
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$48,886	$15,342	$10,447	$76	$74,751
Charge-offs	(7,307)	(259)	(11,427)	—	(18,993)
Recoveries	848	44	2,490	—	3,382
Provision	12,922	(4,402)	8,411	69	17,000

Ending Balance	$55,349	$10,725	$9,921	$145	$76,140

Ending Balance: individually evaluated for impairment	$972	$935	$—	$—	$1,907
Ending Balance: collectively evaluated for impairment	54,377	9,790	9,921	145	74,233
Loans:
Ending Balance: loans	$3,929,718	$3,085,720	$411,266	$39,090	$7,465,794
Ending Balance: individually evaluated for impairment	17,060	10,243	1	—	27,304
Ending Balance: collectively evaluated for impairment	3,912,658	3,075,477	411,265	39,090	7,438,490

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,390	$15,506	$12,470	$60	$71,426
Charge-offs	(4,748)	(775)	(12,131)	—	(17,654)
Recoveries	867	77	2,535	—	3,479
Provision	9,377	534	7,573	16	17,500

Ending Balance	$48,886	$15,342	$10,447	$76	$74,751

Ending Balance: individually evaluated for impairment	$2,882	$1,370	$—	$—	$4,252
Ending Balance: collectively evaluated for impairment	46,004	13,972	10,447	76	70,499
Loans:
Ending Balance: loans	$3,404,773	$2,710,510	$381,248	$23,981	$6,520,512
Ending Balance: individually evaluated for impairment	14,635	15,543	11	—	30,189
Ending Balance: collectively evaluated for impairment	3,390,138	2,694,967	381,237	23,981	6,490,323

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$37,927	$20,486	$13,593	$11	$72,017
Charge-offs	(8,446)	(932)	(12,678)	—	(22,056)
Recoveries	1,136	28	2,801	—	3,965
Provision	12,773	(4,076)	8,754	49	17,500

Ending Balance	$43,390	$15,506	$12,470	$60	$71,426

Ending Balance: individually evaluated for impairment	$1,393	$781	$—	$—	$2,174
Ending Balance: collectively evaluated for impairment	41,977	14,725	12,470	60	69,252
Loans:
Ending Balance: loans	$2,978,014	$2,300,583	$389,068	$19,084	$5,686,749
Ending Balance: individually evaluated for impairment	15,057	11,203	49	—	26,309
Ending Balance: collectively evaluated for impairment	2,962,957	2,289,380	389,019	19,084	5,660,440

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2014 (in thousands):

	As Of December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$21,758	$13,928	$3,132	$17,060	$972	$16,022
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	1,540	983	—	983	—	939
Real estate—commercial	9,546	4,454	3,897	8,351	935	11,298
Real estate—residential	1,083	909	—	909	—	1,006
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	1	1	—	1	—	12
Leases	—	—	—	—	—	—

Total	$33,928	$20,275	$7,029	$27,304	$1,907	$29,277

This table provides an analysis of impaired loans by class for the year ended December 31, 2013 (in thousands):

	As Of December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$17,227	$3,228	$11,407	$14,635	$2,882	$14,791
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	1,408	810	123	933	—	1,186
Real estate—commercial	14,686	5,305	8,218	13,523	94	10,506
Real estate—residential	1,317	1,087	—	1,087	1,276	1,122
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	12	11	—	11	—	34
Leases	—	—	—	—	—	—

Total	$34,650	$10,441	$19,748	$30,189	$4,252	$27,639

This table provides an analysis of impaired loans by class for the year ended December 31, 2012 (in thousands):

	As Of December 31, 2012
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$22,453	$12,119	$2,938	$15,057	$1,393	$13,287
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	276	276	—	276	—	118
Real estate—commercial	9,334	6,777	2,213	8,990	733	9,925
Real estate—residential	2,357	1,714	223	1,937	48	2,622
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	51	49	—	49	—	43
Leases	—	—	—	—	—	—

Total	$34,471	$20,935	$5,374	$26,309	$2,174	$25,995

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

The Company had $477 thousand and $347 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s as of December 31, 2014 and December 31, 2013, respectively. The Company made no TDR’s in the last 12 months that had payment defaults for the year ended December 31, 2014.

This table provides a summary of loans restructured by class during the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	1	$469	$469	2	$1,128	$1,066
Commercial—credit card	—	—	—	—	—	—
Real estate:
Real estate—construction	—	—	—	—	—	—
Real estate—commercial	1	178	178	1	937	937
Real estate—residential	4	277	301	—	—	—
Real estate—HELOC	—	—	—	—	—	—
Consumer:
Consumer—credit card	—	—	—	—	—	—
Consumer—other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	6	$924	$948	3	$2,065	$2,003

4.  SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2014 and 2013 (in thousands):

2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$519,484	$501	$(525)	$519,460
U.S. Agencies	991,084	780	(1,175)	990,689
Mortgage-backed	3,276,009	28,470	(26,875)	3,277,604
State and political subdivisions	1,983,549	22,973	(5,165)	2,001,357
Corporates	124,096	—	(1,270)	122,826

Total	$6,894,222	$52,724	$(35,010)	$6,911,936

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$110,789	$284	$(873)	$110,200
U.S. Agencies	1,258,176	2,793	(3,306)	1,257,663
Mortgage-backed	2,984,963	23,942	(64,339)	2,944,566
State and political subdivisions	2,003,509	23,493	(31,756)	1,995,246
Corporates	457,275	902	(3,441)	454,736

Total	$6,814,712	$51,414	$(103,715)	$6,762,411

The following table presents contractual maturity information for securities available for sale at December 31, 2014 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$607,929	$609,430
Due after 1 year through 5 years	2,223,097	2,231,267
Due after 5 years through 10 years	674,876	682,409
Due after 10 years	112,311	111,226

Total	3,618,213	3,634,332
Mortgage-backed securities	3,276,009	3,277,604

Total securities available for sale	$6,894,222	$6,911,936

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $414.0 million, $685.0 million, and $1.0 billion for 2014, 2013, and 2012, respectively. Securities transactions resulted in gross realized gains of $4.1 million for 2014, $8.7 million for 2013, and $20.2 million for 2012. The gross realized losses were $11 thousand for 2014, $200 thousand for 2013, and $30 thousand for 2012.

Securities available for sale with a market value of $5.7 billion at December 31, 2014, and $5.9 at December 31, 2013, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.2 billion at December 31, 2014 and $1.7 billion at December 31, 2013 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013 (in thousands).

2014	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$236,591	$(329)	$14,863	$(196)	$251,454	$(525)
U.S. Agencies	387,999	(689)	81,593	(486)	469,592	(1,175)
Mortgage-backed	727,142	(8,370)	616,044	(18,504)	1,343,186	(26,874)
State and political subdivisions	401,934	(1,406)	226,678	(3,760)	628,612	(5,166)
Corporates	36,655	(243)	86,171	(1,027)	122,826	(1,270)

Total temporarily- impaired debt securities available for sale	$1,790,321	$(11,037)	$1,025,349	$(23,973)	$2,815,670	$(35,010)

2013	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$39,822	$(873)	$—	$—	$39,822	$(873)
U.S. Agencies	675,509	(3,130)	9,824	(176)	685,333	(3,306)
Mortgage-backed	1,945,964	(60,719)	89,147	(3,620)	2,035,111	(64,339)
State and political subdivisions	662,225	(25,064)	87,061	(6,692)	749,286	(31,756)
Corporates	271,834	(2,458)	41,522	(983)	313,356	(3,441)

Total temporarily-impaired debt securities available for sale	$3,595,354	$(92,244)	$227,554	$(11,471)	$3,822,908	$(103,715)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, GSE mortgage-backed securities, municipal securities, and corporates were caused by changes in the interest rate environment. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at December 31, 2014 and 2013 (in thousands):

2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$278,054	$26,058	$—	$304,112

2013
State and political subdivisions	$209,770	$21,740	$—	$231,510

The following table presents contractual maturity information for securities held to maturity at December 31, 2014 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$15	$16
Due after 1 year through 5 years	31,389	34,331
Due after 5 years through 10 years	165,062	180,531
Due after 10 years	81,588	89,234

Total securities held to maturity	$278,054	$304,112

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2014, 2013, or 2012.

Trading Securities

The net unrealized gains on trading securities at December 31, 2014, 2013, and 2012 were $101 thousand, $151 thousand, and $403 thousand, respectively. Net unrealized gains/losses were included in trading and investment banking income on the Consolidated Statements of Income.

Federal Reserve Bank Stock and Other Securities

The table below provides detailed information for Federal Reserve Bank stock and other securities at December 31, 2014 and 2013 (in thousands):

2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FRB and FHLB stock	$26,279	$—	$—	$26,279
Other securities—marketable	—	16,668	—	16,668
Other securities—non-marketable	21,669	3,937	(79)	25,527

Total Federal Reserve Bank stock and other	$47,948	$20,605	$(79)	$68,474

2013
FRB stock	$16,279	$—	$—	$16,279
Other securities—marketable	20	16,612	—	16,632
Other securities—non-marketable	17,139	432	—	17,571

Total Federal Reserve Bank stock and other	$33,438	$17,044	$—	$50,482

Federal Reserve Bank stock is based on the capital structure of the investing bank and is carried at cost. Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $16.7 million at December 31, 2014 and $16.6 million at December 31, 2013. The fair value of other non-marketable securities includes alternative investment securities of $8.5 million at December 31, 2014 and $4.7 million at December 31, 2013. Unrealized gains or losses on alternative investments are recognized in the Equity Earnings on Alternative Investments line of the Company’s Consolidated Statements of Income. Unrealized gains on alternative investments of $422 thousand were recorded in the other noninterest income line of the Company’s Consolidated Statements of Income in the previously filed Form 10-K for the year-ended December 31, 2012. This amount was reclassified to Equity Earnings on Alternative Investments line of the Company’s Consolidated Statements of Income within this filing to conform to the current year presentation.

5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $95.5 million and $75.2 million at December 31, 2014 and 2013, respectively. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2014 and 2013, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31
	2014	2013
Balance—beginning of year	$493,373	$480,291
New loans	139,442	149,709
Repayments	(91,308)	(136,627)

Balance—end of year	$541,507	$493,373

7.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2014 and December 31, 2013 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2013	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2013	$142,753	$47,529	$19,476	$209,758

Following are the intangible assets that continue to be subject to amortization as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$32,721	$3,776
Customer relationships	104,560	64,980	39,580
Other intangible assets	3,247	2,612	635

Total intangible assets	$144,304	$100,313	$43,991

	As of December 31, 2013
Core deposit intangible assets	$36,497	$31,674	$4,823
Customer relationships	103,960	54,062	49,898
Other intangible assets	3,247	2,383	864

Total intangible assets	$143,704	$88,119	$55,585

Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $12.2 million, $13.2 million and $14.8 million, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2015	$9,636
For the year ending December 31, 2016	8,428
For the year ending December 31, 2017	7,185
For the year ending December 31, 2018	4,994
For the year ending December 31, 2019	4,204

8.  PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31
	2014	2013
Land	$43,798	$44,731
Buildings and leasehold improvements	301,687	300,175
Equipment	120,745	124,992
Software	132,265	121,974

	598,495	591,872
Accumulated depreciation	(246,457)	(247,519)
Accumulated amortization	(94,203)	(94,664)

Premises and equipment, net	$257,835	$249,689

Consolidated rental and operating lease expenses were $12.0 million in 2014, $10.9 million in 2013, and $10.8 million in 2012. Consolidated bank premises and equipment depreciation and amortization expenses were $34.2 million in 2014, $31.0 million in 2013, and $26.1 million in 2011.

Minimum future rental commitments as of December 31, 2014, for all non-cancelable operating leases are as follows (in thousands):

2015	$9,325
2016	8,626
2017	8,335
2018	7,903
2019	7,668
Thereafter	31,616

Total	$73,473

9.  BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31
	2014	2013
Short-term debt:
Federal Home Loan Bank 5.89% due 2014	$—	$107

Total short-term debt	—	107

Long-term debt:
Kansas Equity Fund IV, L.P. 0% due 2017	71	173
Kansas Equity Fund V, L.P. 0% due 2017	119	176
Kansas Equity Fund VI, L.P. 0% due 2017	239	369
Kansas Equity Fund IX, L.P. 0% due 2023	341	408
Kansas Equity Fund X, L.P. 0% due 2021	419	469
Kansas City Equity Fund 2007, L.L.C. 0% due 2016	86	162
Kansas City Equity Fund 2008, L.L.C. 0% due 2016	149	290
Kansas City Equity Fund 2009, L.L.C. 0% due 2017	371	504
St. Louis Equity Fund 2007 L.L.C. 0% due 2016	39	179
St. Louis Equity Fund 2008 L.L.C. 0% due 2016	160	310
St. Louis Equity Fund 2009 L.L.C. 0% due 2017	395	544
St. Louis Equity Fund 2012 L.L.C. 0% due 2020	402	481
St. Louis Equity Fund 2013 L.L.C. 0% due 2021	1,758	—
St. Louis Equity Fund 2014 L.L.C. 0% due 2022	1,819	—
MHEG Community Fund 41, L.P. 0% due 2024	957	990
MHEG Community Fund 43, L.P. 0% due 2026	1,485	—

Total long-term debt	8,810	5,055

Total borrowed funds	$8,810	$5,162

Aggregate annual repayments of long-term debt at December 31, 2014, are as follows (in thousands):

2015	$1,584
2016	1,552
2017	1,252
2018	1,112
2019	1,091
Thereafter	2,219

Total	$8,810

The Company became a member bank of the Federal Home Loan Bank (FHLB) of Des Moines in March 2014. Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. On December 24, 2014, the FHLB issued a 30-day letter of credit of $150.0 million on behalf of the Company to secure public fund deposits, which expired on January 23, 2015. The letter of credit reduced the Company’s borrowing capacity with the FHLB from $483 million to $333 million as of December 31, 2014. The Company had no outstanding FHLB advances as of December 31, 2014. All of the Federal Home Loan Bank notes are secured by investment securities of the Company. Federal Home Loan Bank notes require monthly principal and interest payments and may require a penalty for payoff prior to the maturity date.

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

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2014, was $2.0 billion (with accrued interest payable of $10 thousand). The amount outstanding at December 31, 2013, was $1.6 billion (with accrued interest payable of $8 thousand).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2014 (in thousands):

Maturity of the Repurchase Liabilities	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
On Demand	$3,008	$3,001	0.01%
2 to 30 days	2,003,126	1,979,783	0.19
Over 90 Days	301	300	0.00

Total	$2,006,435	$1,983,084	0.19%

10.  REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the Federal Reserve Bank as required by law. During 2014, this amount averaged $729.1 million, compared to $639.7 million in 2013.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2014, the Company is required to have minimum tier 1 and total capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 13.29% and 14.04%, respectively. The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2014, was 8.72%.

As of December 31, 2014, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based and tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In July 2013 the Federal Reserve approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations will be required on January 1, 2015. The Company’s capital ratios are higher than those required in the final rule.

In addition, under amendments to the BHCA effected by the Dodd-Frank Act and commonly known as the Volcker Rule, the Company and its subsidiaries are subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely focused on purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-term resale, benefitting from actual or expected short-term price movements, or realizing short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act. The Company is currently assessing the impact to its businesses of the final regulation implementing the Volcker Rule, which was issued in December 2013, and will have fully conformed its activities by July 21, 2015.

Actual capital amounts as well as required and well-capitalized tier 1, total and tier 1 Leverage ratios as of December 31, for the Company and its banks are as follows (in thousands):

	2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 Capital:
UMB Financial Corporation	$1,393,389	13.29%	$419,383	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	1,209,096	11.68	414,135	4.00		621,202	6.00
Total Capital:
UMB Financial Corporation	1,471,631	14.04	838,766	8.00		N/A	N/A
UMB Bank, n. a.	1,287,338	12.43	828,270	8.00		1,035,337	10.00
Tier 1 Leverage:
UMB Financial Corporation	1,393,389	8.72	639,476	4.00		N/A	N/A
UMB Bank, n. a.	1,209,096	7.63	634,187	4.00		792,733	5.00

	2013
Tier 1 Capital:
UMB Financial Corporation	$1,285,100	13.61%	$377,681	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	1,095,446	11.73	373,509	4.00		560,264	6.00
Total Capital:
UMB Financial Corporation	1,362,015	14.43	755,361	8.00		N/A	N/A
UMB Bank, n. a.	1,172,361	12.56	747,018	8.00		933,773	10.00
Tier 1 Leverage:
UMB Financial Corporation	1,285,100	8.41	611,206	4.00		N/A	N/A
UMB Bank, n. a.	1,095,446	7.21	608,148	4.00		760,185	5.00

11.  EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $2.0 million in March 2015, for 2014. A $2.9 million contribution was paid in 2014, for 2013. A $2.5 million contribution was paid in 2013, for 2012.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $5.2 million in 2014, for 2013 and $5.1 million in 2013, for 2012. The Company anticipates making a matching contribution of $5.9 million in March 2015, for 2014.

The Company recognized $2.0 million, $2.0 million, and $2.3 million in expense related to outstanding stock options and $7.2 million, $5.9 million, and $4.6 million in expense related to outstanding restricted stock grants for the years ended December 31, 2014, 2013, and 2012, respectively. The Company has $5.2 million of unrecognized compensation expense related to the outstanding options and $14.2 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2014.

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

The table below discloses the information relating to option activity in 2014, under the 2002 Plan:

Stock Options Under the 2002 Plan	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2013	341,491	$36.05
Granted	—	—
Canceled	(7,673)	32.68
Exercised	(75,343)	31.52

Outstanding—December 31, 2014	258,475	37.47	2.5	$5,020,538

Exercisable—December 31, 2014	258,475	37.47

Exercisable and expected to be exercisable— December 31, 2014	258,475	$37.47	2.5	$5,020,538

No options were granted under the 2002 Plan during 2014, 2013, or 2012. The total intrinsic value of options exercised during the year ended December 31, 2014, 2013, and 2012 was $2.0 million, $3.4 million, and $2.0 million, respectively. As of December 31, 2014, there was no unrecognized compensation cost related to the nonvested options.

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

The table below discloses the status of the service-based restricted shares during 2014:

Service-Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2013	426,922	$43.58
Granted	153,721	57.42
Canceled	(27,856)	45.07
Vested	(96,156)	41.58

Nonvested—December 31, 2014	456,631	$48.57

As of December 31, 2014, there was $12.6 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 2.8 years. Total fair value of shares vested during the year ended December 31, 2014, 2013, and 2012 was $5.6 million, $4.3 million, and $2.3 million respectively.

The table below discloses the status of the performance-based restricted shares during 2014:

Performance-Based Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested—December 31, 2013	112,197	$42.46
Granted	31,590	57.40
Canceled	(6,443)	44.44
Vested	(36,075)	41.71

Nonvested—December 31, 2014	101,269	$47.26

As of December 31, 2014, there was $1.6 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.7 years. Total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, was $2.3 million, $1.6 million and $1.3 million, respectively.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to non-qualified option activity in 2014 under the LTIP:

Stock Options Under the LTIP	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding—December 31, 2013	1,342,025	$40.45
Granted	259,158	57.40
Canceled	(60,373)	44.18
Exercised	(156,775)	36.08

Outstanding—December 31, 2014	1,384,035	44.03	6.3	$17,801,893

Exercisable—December 31, 2014	525,298	39.43

Exercisable and expected to be exercisable—December 31, 2014	1,328,241	$43.76	6.2	$17,440,423

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

Black-Scholes pricing model:	2014	2013	2012
Weighted average fair value of the granted options	$13.03	$10.18	$8.83
Weighted average risk-free interest rate	1.77%	1.49%	1.14%
Expected option life in years	6.25	6.25	6.25
Expected volatility	24.87%	26.36%	27.02%
Expected dividend yield	1.53%	1.83%	1.95%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant-date fair value of options granted during the years 2014, 2013, and 2012 was $13.03, $10.18, and $8.83. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $3.7 million, $2.4 million and $1.3 million, respectively. As of December 31, 2014, there was $5.2 million of unrecognized compensation cost related to the nonvested options. The cost is expected to be recognized over a period of 3.1 years.

Cash received from options exercised under all share based compensation plans was $8.0 million, $9.0 million, and $6.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. The tax benefit realized for stock options exercised was $1.9 million in 2014, $1.2 million in 2013 and $359 thousand in 2012.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases to satisfy stock option exercise activity. See a description of the Company’s share repurchase plan in Note 13, “Common Stock and Earnings Per Share,” to the Consolidated Financial Statements provided in Item 8, page 94 of this report.

12.  BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at December 31, 2014. Previously reported results have been reclassified to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows (in thousands):

	Year Ended December 31, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$292,357	$52,251	$(3)	$5,450	$350,055
Provision for loan losses	9,175	7,825	—	—	17,000
Noninterest income	194,223	84,477	131,226	88,762	498,688
Noninterest expense	405,065	94,177	92,008	75,676	666,926

Income before taxes	72,340	34,726	39,215	18,536	164,817
Income tax expense	19,487	9,311	10,331	5,033	44,162

Net income	$52,853	$25,415	$28,884	$13,503	$120,655

Average assets	$12,099,000	$2,456,000	$72,000	$1,372,000	$15,999,000

	Year Ended December 31, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$285,112	$45,832	$(32)	$2,357	$333,269
Provision for loan losses	5,535	11,965	—	—	17,500
Noninterest income	210,535	74,223	126,442	80,633	491,833
Noninterest expense	376,307	86,746	88,336	72,789	624,178

Income before taxes	113,805	21,344	38,074	10,201	183,424
Income tax expense	28,548	6,739	10,002	4,170	49,459

Net income	$85,257	$14,605	$28,072	$6,031	$133,965

Average assets	$11,255,000	$1,736,000	$77,000	$1,963,000	$15,031,000

	Year Ended December 31, 2012
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$274,843	$43,351	$2	$1,860	$320,056
Provision for loan losses	9,267	8,233	—	—	17,500
Noninterest income	214,595	67,887	100,051	75,589	458,122
Noninterest expense	381,273	69,205	71,053	68,923	590,454

Income before taxes	98,898	33,800	29,000	8,526	170,224
Income tax expense	26,543	9,523	8,098	3,343	47,507

Net income	$72,355	$24,277	$20,902	$5,183	$122,717

Average assets	$10,864,000	$1,282,000	$79,000	$1,164,000	$13,389,000

13.  COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2014:

	Shares Issued	Shares in Treasury
Balance December 31, 2011	55,056,730	(14,630,388)
Purchase of Treasury Stock	—	(514,824)
Sale of Treasury Stock	—	21,950
Issued for stock options & restricted stock	—	407,410

Balance December 31, 2012	55,056,730	(14,715,852)
Common stock issuance		4,485,000
Purchase of Treasury Stock	—	(99,402)
Sale of Treasury Stock	—	14,661
Issued for stock options & restricted stock	—	480,100

Balance December 31, 2013	55,056,730	(9,835,493)
Purchase of Treasury Stock	—	(130,197)
Sale of Treasury Stock	—	15,320
Issued for stock options & restricted stock	—	425,828

Balance December 31, 2014	55,056,730	(9,524,542)

In 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. The Company’s Board of Directors approved a plan to repurchase up to 2 million shares of common stock annually at its 2011, 2012, 2013 and 2014 meetings. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through these plans.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31
	2014	2013	2012
Weighted average basic common shares outstanding	44,844,578	41,275,839	40,034,428
Dilutive effect of stock options and restricted stock	600,705	562,741	398,939

Weighted average diluted common shares outstanding	45,445,283	41,838,580	40,433,367

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to five years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2014 and 2013, was $375.0 million and $356.1 million, respectively. As of December 31, 2014 and 2013, standby letters of credit totaling $54.6 million and $51.8 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. As of December 31, 2014 and 2013, there were no notional amounts outstanding for these contracts. Open futures contract positions average notional amount was $0.9 million and $11.4 million during the years ended December 31, 2014 and 2013, respectively. Net futures activity resulted in losses of $319 thousand, $131 thousand and $598 thousand for 2014, 2013, and 2012, respectively. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2014, contracts to purchase and to sell foreign currency averaged approximately $51.8 million compared to $12.4 million during 2013. The net gains on these foreign exchange contracts for 2014, 2013 and 2012 were $1.7 million, $2.2 million and $2.3 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas. At December 31, 2014, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31
(in thousands)	2014	2013
Commitments to extend credit for loans (excluding credit card loans)	$3,509,841	$2,690,268
Commitments to extend credit under credit card loans	2,690,752	2,215,278
Commercial letters of credit	1,334	5,949
Standby letters of credit	375,003	356,054
Forward contracts	144,950	21,525
Spot foreign exchange contracts	14,721	8,001

15.  ACQUISITIONS

The following two acquisitions were completed during the third and fourth quarters of 2010. The pro-forma impact of these transactions was not material. Each of these acquisitions has a contingent consideration liability measured at fair value through earnings which has had payments and valuation adjustments applied since the acquisition date. A rollforward of these changes is included in Note 18, “Disclosures about Fair Value of Financial Instruments,” to the Consolidated Financial Statements under Item 8 on pages 101 through 108.

On July 30, 2010, UMB Advisors, LLC (UMB Advisors) and UMB Merchant Banc, LLC (UMBMB), subsidiaries of UMB Financial Corporation, completed the purchase of substantially all of the assets of Prairie Capital Management LLC (Prairie Capital) and PCM LLC for cash of $25.9 million and future consideration. After the completion of the transaction, UMB Advisors name was changed to Prairie Capital Management, LLC. PCM is in the business of providing investment management services, and is the general partner of various PCM investment funds. UMB Advisors purchased substantially all of the assets of Prairie Capital’s business, and UMBMB purchased substantially all of the assets of PCM LLC’s business. As of the date of acquisition, this acquisition increased the Company’s assets under management base by $2.2 billion and increased the Company’s servicing assets by $2.6 billion. Goodwill amounted to $32.2 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets amounted to $19.4 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue targets over five years. This earn-out liability was estimated to be $26.0 million at the purchase date. Since the date of acquisition, earn-out payments and valuation adjustments have been made resulting in a contingent earn-out liability of $9.4 million at December 31, 2014.

On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. As of March 31, 2014, $15.0 million of contingency reserve expense had been accrued related to this dispute. An additional $5.3 million of contingency reserve expense was recorded during the second quarter for a total estimated settlement liability of $20.3 million. On June 30, 2014, the Company made payment of $6.0 million, reducing the remaining contingency reserve to $14.3 million. Since the date of settlement, valuation adjustments have been made resulting in a post-settlement contingent earn-out liability of $12.2 million at December 31, 2014.

On September 1, 2010, Scout Investments, Inc. (Scout), a wholly-owned subsidiary of UMB Financial Corporation, completed the purchase of substantially all of the assets of Reams Asset Management Company, LLC (Reams) for cash of $44.7 million and future consideration. Reams is a provider of investment management services to institutional clients and a manager of over $9.8 billion in fixed income assets. Reams is now operated as a division of Scout Investments, Inc. Goodwill amounted to $47.5 million with the remaining purchase price allocated to cash, furniture, fixtures, prepaid assets, and unearned income. Identifiable intangible assets totaled $26.0 million. Total goodwill and intangible assets are inclusive of contingent earn-out payments based on revenue and expense targets over five years. This earn-out liability was estimated to be $32.5 million at the purchase date. Since the date of acquisition, earn-out payments and valuation adjustments have been made resulting in a contingent earn-out liability of $31.8 million at December 31, 2014.

On December 15, 2014, the Company entered into an Agreement and Plan of Merger with Marquette Financial Companies, the beneficial owners of all of the outstanding shares of Marquette, and Lakes Merger Sub LLC, a Missouri limited liability company and wholly owned subsidiary of the Company. The Merger Agreement and the merger were unanimously approved by the boards of directors of the Company and Marquette. Pending regulatory approval, the merger is expected to close in mid-2015, and subject to the terms and conditions of the Merger Agreement, each share of Marquette common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 9.131 shares of the Company’s common stock, or approximately 3.4 million shares of the Company’s common stock in the aggregate, subject to an adjustment as provided in the Merger Agreement. The market value of the shares to be issued in connection with the Merger was approximately $182.5 million, based on the Company’s closing stock price of $53.16 on December 12, 2014.

16.  INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 26.8 percent in 2014, 27.0 percent in 2013, and 27.9 percent in 2012. These percentages are computed by dividing total income tax by income before income taxes.

Income tax expense includes the following components (in thousands):

	Year Ended December 31
	2014	2013	2012
Current tax
Federal	$53,314	$50,832	$40,837
State	2,304	3,750	2,995

Total current tax expense	55,618	54,582	43,832
Deferred tax
Federal	(11,448)	(4,278)	2,862
State	(8)	(845)	813

Total deferred tax (benefit) expense	(11,456)	(5,123)	3,675

Total tax expense	$44,162	$49,459	$47,507

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

	Year Ended December 31
	2014	2013	2012
Statutory federal income tax expense	$57,686	$64,199	$59,578
Tax-exempt interest income	(13,861)	(14,146)	(13,480)
State and local income taxes, net of federal tax benefits	1,403	1,887	2,475
Federal tax credits	(1,433)	(2,338)	(1,090)
Other	367	(143)	24

Total tax expense	$44,162	$49,459	$47,507

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different. The Company is in the examination process with the Internal Revenue Service for tax year 2012. The Company believes the aggregate amount of any additional liabilities that may result from this examination, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net unrealized loss on securities available for sale	$—	$19,495
Loans, principally due to allowance for loan losses	28,924	28,367
Stock-based compensation	7,109	6,302
Accrued expenses	24,747	19,943
Intangibles	7,254	—
Miscellaneous	3,551	4,474

Total deferred tax assets before valuation allowance	71,585	78,581
Valuation allowance	(3,417)	(2,680)

Total deferred tax assets	68,168	75,901

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(6,879)	—
Land, buildings and equipment	(24,002)	(25,403)
Original issue discount	(4,311)	(4,439)
Partnership investments	(7,838)	(6,540)
Intangibles	—	(238)
Miscellaneous	(6,183)	(5,408)

Total deferred tax liabilities	(49,213)	(42,028)

Net deferred tax asset	$18,955	$33,873

The Company has various state net operating loss carryforwards of approximately $0.6 million as of December 31, 2014. These net operating losses expire at various times between 2015 and 2034. The Company has a full valuation allowance for these state net operating losses as they are not expected to be realized. In addition, the Company has a valuation allowance of $2.8 million to reduce certain other state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax asset at December 31, 2014 and December 31, 2013 is included in the Other assets line of the Company’s Consolidated Balance Sheets.

Liabilities Associated With Unrecognized Tax Benefits

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2011 in the jurisdictions in which it files.

The gross amount of unrecognized tax benefits totaled $4.0 million and $5.0 million at December 31, 2014 and 2013, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $2.6 million and $3.3 million at December 31, 2014 and December 31, 2013, respectively. The unrecognized tax benefit relates to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013
Unrecognized tax benefits—opening balance	$4,997	$4,347
Gross decreases—tax positions in prior period	(444)	(80)
Gross increases—current-period tax positions	964	1,049
Lapse of statute of limitations	(1,492)	(319)

Unrecognized tax benefits—ending balance	$4,025	$4,997

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

Fair Value of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2014 and 2013. The Company’s derivative asset and derivative liability are located within Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
	2014	2013	2014	2013
Fair value
Interest Rate Products:
Derivatives not designated as hedging instruments	$7,138	$2,442	$7,250	$2,346
Derivatives designated as hedging instruments	—	76	285	—

Total	$7,138	$2,518	$7,535	$2,346

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve making fixed-rate payments to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2014, the Company had one interest rate swap with a notional amount of $6.7 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented in 2010. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2014, the Company had 30 interest rate swaps with an aggregate notional amount of $382.8 million related to this program. During the years ended December 31, 2014 and 2013, the Company recognized net losses of $207 thousand and net gains of $217 thousand, respectively, related to changes in the fair value of these swaps.

Designated Hedges

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2014 and 2013, the Company recognized net losses of $27 thousand and net gains of $2 thousand, respectively, in other noninterest expense related to hedge ineffectiveness.

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of December 31, 2014 and December 31, 2013 (in thousands):

	Amount of Gain (Loss) Recognized For the Year Ended
	December 31,
	2014	2013
Interest Rate Products
Derivatives not designated as hedging instruments	$(207)	$217

Total	$(207)	$217

Interest Rate Products
Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$(361)	$76
Fair value adjustments on hedged items	334	(74)

Total	$(27)	$2

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2014 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $675 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,315	—	1,315	—
Mortgage-backed	—	—	—	—
State and political subdivisions	7,381	—	7,381	—
Trading—other	18,107	18,106	1	—

Trading securities	27,203	18,506	8,697	—

U.S. Treasury	519,460	519,460	—	—
U.S. Agencies	990,689	—	990,689	—
Mortgage-backed	3,277,604	—	3,277,604	—
State and political subdivisions	2,001,357	—	2,001,357	—
Corporates	122,826	122,826	—	—

Available for sale securities	6,911,936	642,286	6,269,650	—
Company-owned life insurance	26,886	—	26,886	—
Derivatives	7,138	—	7,138	—

Total	$6,973,163	$660,792	$6,312,371	$—

Liabilities
Deferred compensation	$26,885	$26,885	$—	$—
Contingent consideration liability	53,411	—	—	53,411
Derivatives	7,535	—	7,535	—

Total	$87,831	$26,885	$7,535	$53,411

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	515	—	515	—
State and political subdivisions	3,072	—	3,072	—
Trading—other	24,477	24,477	—	—

Trading securities	28,464	24,877	3,587	—

U.S. Treasury	110,200	110,200	—	—
U.S. Agencies	1,257,663	—	1,257,663	—
Mortgage-backed	2,944,566	—	2,944,566	—
State and political subdivisions	1,995,246	—	1,995,246	—
Corporates	454,736	454,736	—	—

Available for sale securities	6,762,411	564,936	6,197,475	—
Company-owned life insurance	19,619	—	19,619	—
Derivatives	2,518	—	2,518	—

Total	$6,813,012	$589,813	$6,223,199	$—

Liabilities
Deferred compensation	$19,825	$19,825	$—	$—
Contingent consideration liability	46,201	—	—	46,201
Derivatives	2,346	—	2,346	—

Total	$68,372	$19,825	$2,346	$46,201

The following table reconciles the beginning and ending fair value of balances of the contingent consideration liability:

	December 31,
	2014	2013
Beginning balance	$46,201	$51,163
Contingency reserve	14,272	—
Payment of contingent consideration on acquisitions	(13,725)	(16,172)
Income from fair value adjustments	—	(138)
Expense from fair value adjustments	6,663	11,348

Ending balance	$53,411	$46,201

During the year ended December 31, 2014, the Company recorded contingency reserve expense of $20.3 million in its Consolidated Statements of Income related to the resolution of the PCM dispute. On June 30, 2014, the Company made a payment of $6.0 million, reducing the remaining contingency reserve to $14.3 million. The settlement agreement amends the original asset purchase agreement dated June 27, 2010, and subsequent to the settlement, the remaining contingency reserve liability has been included in the table above as additional contingent consideration recorded at fair value. Fair value adjustments made subsequent to settlement are included in the table above as expense from fair value adjustments.

The following table presents certain quantitative information about the significant unobservable input used in the fair value measurement for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Liabilities
Contingent consideration liability	Discounted cash flows	Revenue and expense growth percentage	1% - 102%

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

Valuation methods for instruments measured at fair value on a recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a recurring basis:

Securities Available for Sale and Investment Securities    Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Prices are provided by third-party pricing services and are based on observable market inputs. On an annual basis, the Company compares a sample of these prices to other independent sources for the same securities. Additionally, throughout the year if securities are sold, comparisons are made between the pricing services prices and the market prices at which the securities were sold. Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing services. Based on this research, the pricing services may affirm or revise their quoted price. No significant adjustments have been made to the prices provided by the pricing services. The pricing services also provide documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate.

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

Assets measured at fair value on a non-recurring basis as of December 31, 2014 and 2013 (in thousands):

		Fair Value Measurement at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$5,122	$—	$—	$5,122	$2,345
Other real estate owned	208	—	—	208	—

Total	$5,330	$—	$—	$5,330	$2,345

		Fair Value Measurement at December 31, 2013 Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$15,496	$—	$—	$15,496	$(2,496)
Other real estate owned	329	—	—	329	(125)

Total	$15,825	$—	$—	$15,825	$(2,621)

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

Goodwill    Valuation of goodwill to determine impairment is performed annually, or more frequently if there is an event or circumstance that would indicate impairment may have occurred. The process involves calculations to determine the fair value of each reporting unit on a stand-alone basis. A combination of formulas using current market multiples, based on recent sales of financial institutions within the Company’s geographic marketplace, is used to estimate the fair value of each reporting unit. That fair value is compared to the carrying amount of the reporting unit, including its recorded goodwill. Impairment is considered to have occurred if the fair value of the reporting unit is lower than the carrying amount of the reporting unit. The fair value of the Company’s common stock relative to its computed book value per share is also considered as part of the overall evaluation. These measurements are classified as Level 3.

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at December, 31, 2014 and 2013 are as follows (in millions):

	Fair Value Measurement at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,101.8	$2,006.3	$95.5	$—	$2,101.8
Securities available for sale	6,911.9	642.3	6,269.6	—	6,911.9
Securities held to maturity	278.1	—	304.1	—	304.1
Federal Reserve Bank stock and other	68.5	—	68.5	—	68.5
Trading securities	27.2	18.5	8.7	—	27.2
Loans (exclusive of allowance for loan loss)	7,466.4	—	7,483.3	—	7,483.3
Derivatives	7.1	—	7.1	—	7.1
FINANCIAL LIABILITIES
Demand and savings deposits	12,353.3	12,353.3	—	—	12,353.3
Time deposits	1,263.6	—	1,263.6	—	1,263.6
Other borrowings	2,025.1	42.0	1,983.1	—	2,025.1
Long-term debt	8.8	—	9.1	—	9.1
Derivatives	7.5	—	7.5	—	7.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.7
Commercial letters of credit					0.2
Standby letters of credit					2.4

	Fair Value Measurement at December 31, 2013 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,701.5	$2,626.3	$75.2	$—	$2,701.5
Securities available for sale	6,762.4	564.9	6,197.5	—	6,762.4
Securities held to maturity	209.8	—	231.5	—	231.5
Federal Reserve Bank stock and other	50.5	—	50.5	—	50.5
Trading securities	28.5	24.9	3.6	—	28.5
Loans (exclusive of allowance for loan loss)	6,521.9	—	6,571.6	—	6,571.6
Derivatives	2.5	—	2.5	—	2.5
FINANCIAL LIABILITIES
Demand and savings deposits	12,191.1	12,191.1	—	—	12,191.1
Time deposits	1,449.6	—	1,449.4	—	1,449.4
Other borrowings	1,583.3	12.8	1,570.5	—	1,583.3
Long-term debt	5.1	—	4.5	—	4.5
Derivatives	2.3	—	2.3	—	2.3
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6.0
Commercial letters of credit					0.1
Standby letters of credit					2.0

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

Federal Reserve Bank stock and Other    Amount consists of FRB and FHLB stock held by the Bank, PCM equity-method investments, and other miscellaneous investments. The fair value of FRB and FHLB stock is considered to be the carrying value as no readily determinable market exists for these investments because they can only be redeemed with the FRB. The fair value of PCM marketable equity-method investments are based on quoted market prices used to estimate the value of the underlying investment. For non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investments.

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

Demand and savings deposits    The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2014 and 2013.

Time Deposits    The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Other Borrowings    The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities.

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

19.  PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

	December 31
	2014	2013
BALANCE SHEETS (in thousands)
ASSETS
Investment in subsidiaries:
Banks	$1,312,575	$1,159,098
Non-banks	187,329	175,650

Total investment in subsidiaries	1,499,904	1,334,748
Goodwill on purchased affiliates	5,011	5,011
Cash	80,958	110,932
Securities available for sale and other	65,628	61,685

Total assets	$1,651,501	$1,512,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$—	$—
Accrued expenses and other	7,743	6,311

Total liabilities	7,743	6,311

Shareholders’ equity	1,643,758	1,506,065

Total liabilities and shareholders’ equity	$1,651,501	$1,512,376

	Year Ended December 31
	2014	2013	2012
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)
INCOME
Dividends and income received from subsidiary banks	$31,000	$54,750	$78,000
Service fees from subsidiaries	35,206	33,443	27,821
Other	2,504	387	1,012

Total income	68,710	88,580	106,833
EXPENSE
Salaries and employee benefits	33,556	32,223	30,683
Other	17,037	9,198	9,428

Total expense	50,593	41,421	40,111
Income before income taxes and equity in undistributed earnings of subsidiaries	18,117	47,159	66,722
Income tax benefit	(5,227)	(4,307)	(4,248)

Income before equity in undistributed earnings of subsidiaries	23,344	51,466	70,970
Equity in undistributed earnings of subsidiaries:
Banks	94,833	64,674	44,797
Non-Banks	2,478	17,825	6,950

Net income	$120,655	$133,965	$122,717

Other comprehensive income (loss)	43,646	(118,228)	4,489

Comprehensive income	$164,301	$15,737	$127,206

	Year Ended December 31
	2014	2013	2012
STATEMENTS OF CASH FLOWS (in thousands)
OPERATING ACTIVITIES
Net income	$120,655	$133,965	$122,717
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of subsidiaries	(128,311)	(137,249)	(129,747)
Dividends received from subsidiaries	31,000	—	—
Net decrease (increase) in trading securities	6,397	6,181	(11,380)
Equity based compensation	9,661	—	—
Other	(9,071)	(8,467)	(16,812)

Net cash provided by operating activities	30,331	(5,570)	(35,222)

INVESTING ACTIVITIES
Net capital investment in subsidiaries	(24,200)	(156,000)	(3,000)
Dividends received from subsidiaries	—	54,750	78,000
Net capital proceeds (expenditures) for premises and equipment	154	(406)	466

Net cash used in investing activities	(24,046)	(101,656)	75,466

FINANCING ACTIVITIES
Proceeds from short-term debt	—	—	—
Cash dividends paid	(41,364)	(36,168)	(33,787)
Common stock issuance	—	231,430	—
Other	5,105	15,903	(5,368)

Net cash (used in) provided by financing activities	(36,259)	211,165	(39,155)

Net (decrease) increase in cash	(29,974)	103,939	1,089

Cash and cash equivalents at beginning of period	110,932	6,993	5,904

Cash and cash equivalents at end of period	$80,958	$110,932	$6,993

20.  SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2014	March 31	June 30	Sept 30	Dec 31
Interest income	$89,047	$89,789	$90,817	$94,218
Interest expense	3,602	3,619	3,291	3,304

Net interest income	85,445	86,170	87,526	90,914
Provision for loan losses	4,500	5,000	4,500	3,000
Noninterest income	122,964	134,001	126,475	115,248
Noninterest expense	172,241	166,511	161,461	166,713
Income tax expense	8,255	13,988	12,410	9,509

Net income	$23,413	$34,672	$35,630	$26,940

2013	March 31	June 30	Sept 30	Dec 31
Interest income	$83,902	$86,212	$89,096	$89,131
Interest expense	4,419	3,885	3,551	3,217

Net interest income	79,483	82,327	85,545	85,914
Provision for loan losses	2,000	5,000	6,500	4,000
Noninterest income	121,016	113,585	121,625	135,607
Noninterest expense	150,378	150,311	153,063	170,426
Income tax expense	13,180	10,672	13,175	12,432

Net income	$34,941	$29,929	$34,432	$34,663

Per Share 2014	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.52	$0.77	$0.79	$0.60
Net income—diluted	0.52	0.76	0.78	0.59
Dividend	0.225	0.225	0.225	0.235
Book value	33.94	35.21	35.51	36.10

Per Share 2013	March 31	June 30	Sept 30	Dec 31
Net income—basic	$0.88	$0.75	$0.85	$0.78
Net income—diluted	0.87	0.74	0.83	0.77
Dividend	0.215	0.215	0.215	0.225
Book value	31.73	30.20	32.85	33.30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting Management of the Company is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Rules 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, and effected by the Company’s Board of Directors, management and other personnel, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control—Integrated Framework. Because this assessment was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), it included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

Based on the evaluation under the framework in Internal Control—Integrated Framework, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that internal control over financial reporting was effective at the end of the period covered by this report on Form 10-K. KPMG LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of internal control over financial reporting at the end of the period covered by this report. KPMG’s attestation report is set forth below.

Changes in Internal Control Over Financial Reporting No change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such controls during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries:

We have audited UMB Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri

February 27, 2015

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Form 10-K (pages 10 through 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015 (the 2015 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days of December 31, 2014.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2014.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2014.

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

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation section of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company’s 2015 Proxy Statement to information to be included under the caption “Stock Ownership—Principal Shareholders,” which will be provided to shareholders within 120 days of December 31, 2014.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2014, under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
2002 Incentive Stock Option Plan	258,475	$37.47	None
2005 Long-term Incentive Plan Non-Qualified Stock Options	1,384,035	44.03	5,346,149
Equity compensation plans not approved by security holders	None	None	None

Total	1,642,510	$43.00	5,346,149

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance—Certain Transactions” and “Corporate Governance—Director Independence” of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this report.

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the Three Years Ended December 31, 2014

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2014

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2014

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2014

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K:

2.1	Agreement and Plan of Merger, dated December 15, 2014, among Marquette Financial Corporation, the Company, and Lakes Merger Sub LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2014.

3.1	Articles of Incorporation restated as of April 25, 2006. Amended Article III was filed with the Missouri Secretary of State on May 18, 2006 and incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of October 28, 2014 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K and filed with the Commission on November 3, 2014.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph (b) 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008.

10.2	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of April 23, 2013 incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 23, 2013 Annual Meeting filed with the Commission on March 13, 2013.

10.3	Deferred Compensation Plan, dated as of April 20, 1995 and incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003.

10.4	UMBF 2005 Short-Term Incentive Plan incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005.

10.5	Stock purchase agreement between the Company and Prairie Capital Management, LLC dated June 27, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2010 and filed with the Commission on August 4, 2010.

10.6	Asset purchase agreement between the Company and Reams Asset Management Company, LLC, MME Investments, LLC, Mark M. Egan, David B. McKinney, Hilltop Capital, LLC, Thomas M. Fink, Stephen T. Vincent, Todd C. Thompson, Deanne B. Olson, Daniel P. Spurgeon dated September 1, 2010 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010 and filed with the Commission on November 4, 2010.

10.7	Scout Investments Retention and Annual Performance Program incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012.

10.8	Annual Variable Pay Plan Scout Investments/Leadership, January 1, 2014-December 31, 2014 for Andrew Iseman incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2014.

10.9	Annual Variable Pay Plan UMB Fund Services/Leadership, January 1, 2014-December 31, 2014 for John Zader incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2014.

10.10	Settlement Agreement and Release, dated June 30, 2014, among the Company, Prairie Capital Management, LLC, UMB Merchant Banc, LLC, P-Cap Holdings LLC, P-Gen, LLC, Brian N. Kaufman, Robyn R. Schneider, Curtis A. Krizek, George K. Baum Holdings, Inc., and the Plan Committee established pursuant to the related Asset Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2014.

21	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors—KPMG LLP

23.2	Consent of Independent Auditors—Deloitte & Touche LLP

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

ROBIN C. BEERY Robin C. Beery	Director	NANCY K. BUESE Nancy K. Buese	Director

PETER J. DESILVA Peter J. deSilva	Director, President, and Chief Operating Officer	TERRENCE P. DUNN Terrence P. Dunn	Director

KEVIN C. GALLAGHER Kevin C. Gallagher	Director	GREGORY M. GRAVES Gregory M. Graves	Director

ALEXANDER C. KEMPER Alexander C. Kemper	Director	KRIS A. ROBBINS Kris A. Robbins	Director

THOMAS D. SANDERS Thomas D. Sanders	Director	L. JOSHUA SOSLAND L. Joshua Sosland	Director

PAUL UHLMANN III Paul Uhlmann III	Director	THOMAS J. WOOD III Thomas J. Wood III	Director

		/S/ J. MARINER KEMPER J. Mariner Kemper Attorney-in-Fact for each director	Director, Chairman of the Board, Chief Executive Officer