Form 10-Q
period 2015-03-31
UMB FINANCIAL CORP
filed 2015-05-05
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, UMB Financial Corporation had 45,771,346 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS

Loans:	$7,498,308	$7,465,794
Allowance for loan losses	(77,479)	(76,140)

Net loans	7,420,829	7,389,654
Loans held for sale	3,141	624
Investment securities:
Available for sale	6,787,001	6,911,936
Held to maturity (fair value of $377,928 and $304,112, respectively)	346,885	278,054
Trading securities	29,380	27,203
Other securities	67,200	68,474

Total investment securities	7,230,466	7,285,667

Federal funds sold and securities purchased under agreements to resell	24,379	118,105
Interest-bearing due from banks	769,321	1,539,386
Cash and due from banks	449,315	444,299
Premises and equipment, net	263,542	257,835
Accrued income	80,083	79,297
Goodwill	209,758	209,758
Other intangibles, net	41,236	43,991
Other assets	238,053	132,344

Total assets	$16,730,123	$17,500,960

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,617,788	$5,643,989
Interest-bearing demand and savings	6,668,991	6,709,281
Time deposits under $100,000	416,497	424,925
Time deposits of $100,000 or more	453,012	838,664

Total deposits	13,156,288	13,616,859
Federal funds purchased and repurchase agreements	1,719,080	2,025,132
Long-term debt	7,600	8,810
Accrued expenses and taxes	135,758	180,074
Other liabilities	29,021	26,327

Total liabilities	15,047,747	15,857,202

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 45,763,132 and 45,532,188 shares outstanding, respectively	55,057	55,057
Capital surplus	892,658	894,602
Retained earnings	986,923	963,911
Accumulated other comprehensive loss	26,810	11,006
Treasury stock, 9,293,598 and 9,524,542 shares, at cost, respectively	(279,072)	(280,818)

Total shareholders’ equity	1,682,376	1,643,758

Total liabilities and shareholders’ equity	$16,730,123	$17,500,960

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Loans	$64,232	$58,900
Securities:
Taxable interest	18,808	18,961
Tax-exempt interest	9,915	9,907

Total securities income	28,723	28,868
Federal funds and resell agreements	51	33
Interest-bearing due from banks	852	1,123
Trading securities	95	123

Total interest income	93,953	89,047

INTEREST EXPENSE
Deposits	3,048	3,059
Federal funds purchased and repurchase agreements	492	481
Other	55	62

Total interest expense	3,595	3,602

Net interest income	90,358	85,445
Provision for loan losses	3,000	4,500

Net interest income after provision for loan losses	87,358	80,945

NONINTEREST INCOME
Trust and securities processing	67,299	71,563
Trading and investment banking	6,122	4,323
Service charges on deposit accounts	21,541	21,558
Insurance fees and commissions	570	603
Brokerage fees	2,854	1,815
Bankcard fees	16,183	15,623
Gain on sales of securities available for sale, net	7,336	1,470
Equity (loss) earnings on alternative investments	(842)	2,530
Other	4,144	3,479

Total noninterest income	125,207	122,964

NONINTEREST EXPENSE
Salaries and employee benefits	98,537	88,881
Occupancy, net	10,010	9,705
Equipment	14,172	12,663
Supplies and services	4,325	4,637
Marketing and business development	4,618	4,602
Processing fees	12,783	13,651
Legal and consulting	4,378	3,372
Bankcard	4,768	3,688
Amortization of other intangible assets	2,755	3,102
Regulatory fees	2,756	2,516
Contingency reserve	—	15,000
Other	5,311	10,424

Total noninterest expense	164,413	172,241

Income before income taxes	48,152	31,668
Income tax expense	14,387	8,255

NET INCOME	$33,765	$23,413

PER SHARE DATA
Net income - basic	$0.75	$0.52
Net income – diluted	0.74	0.52
Dividends	0.235	0.225
Weighted average shares outstanding – basic	45,000,831	44,742,068
Weighted average shares outstanding – diluted	45,437,654	45,382,692

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$33,765	$23,413
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	32,676	32,459
Less: Reclassifications adjustment for gains included in net income	(7,336)	(1,470)

Change in unrealized gains on securities during the period	25,340	30,989
Income tax expense	(9,536)	(11,646)

Other comprehensive income	15,804	19,343

Comprehensive income	$49,569	$42,756

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2014	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065
Total comprehensive income	—	—	23,413	19,343	—	42,756
Cash dividends ($0.225 per share)	—	—	(10,217)	—	—	(10,217)
Purchase of treasury stock	—	—	—	—	(2,867)	(2,867)
Issuance of equity awards	—	(3,648)	—	—	4,117	469
Recognition of equity based compensation	—	2,212	—	—	—	2,212
Net tax benefit related to equity compensation plans	—	1,068	—	—	—	1,068
Sale of treasury stock	—	143	—	—	77	220
Exercise of stock options	—	1,013	—	—	1,479	2,492

Balance – March 31, 2014	$55,057	$883,195	$897,826	$(13,297)	$(280,583)	$1,542,198

Balance - January 1, 2015	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758
Total comprehensive income	—	—	33,765	15,804	—	49,569
Cash dividends ($0.235 per share)	—	—	(10,753)	—	—	(10,753)
Purchase of treasury stock	—	—	—	—	(5,309)	(5,309)
Issuance of equity awards	—	(5,848)	—	—	6,308	460
Recognition of equity based compensation	—	2,609	—	—	—	2,609
Net tax benefit related to equity compensation plans	—	585	—	—	—	585
Sale of treasury stock	—	141	—	—	94	235
Exercise of stock options	—	569	—	—	653	1,222

Balance – March 31, 2015	$55,057	$892,658	$986,923	$26,810	$(279,072)	$1,682,376

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net Income	$33,765	$23,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,000	4,500
Depreciation and amortization	11,792	11,344
Deferred income tax benefit	(1,523)	(2,822)
Net increase in trading securities and other earning assets	(1,335)	(17,121)
Gains on sales of securities available for sale	(7,336)	(1,470)
Losses (gains) on sales of assets	81	(550)
Amortization of securities premiums, net of discount accretion	13,547	13,276
Originations of loans held for sale	(25,586)	(11,545)
Net gains on sales of loans held for sale	(342)	(189)
Proceeds from sales of loans held for sale	23,411	11,983
Equity based compensation	3,069	2,681
Changes in:
Accrued (expense) income	(786)	2,832
Accrued expenses and taxes	(25,614)	(28,557)
Other assets and liabilities, net	(3,834)	(25,719)

Net cash provided by (used in) operating activities	22,309	(17,944)

Investing Activities
Proceeds from maturities of securities held to maturity	15,712	4,500
Proceeds from sales of securities available for sale	466,422	77,583
Proceeds from maturities of securities available for sale	338,956	516,001
Purchases of securities held to maturity	(84,631)	(16,600)
Purchases of securities available for sale	(768,272)	(544,487)
Net increase in loans	(33,928)	(242,279)
Net decrease (increase) in fed funds sold and resell agreements	93,726	(21,968)
Net decrease (increase) in interest bearing balances due from other financial institutions	12,691	(53,471)
Purchases of premises and equipment	(14,854)	(6,926)
Proceeds from sales of premises and equipment	29	1,153

Net cash provided by (used in) investing activities	25,851	(286,494)

Financing Activities
Net decrease in demand and savings deposits	(66,491)	(1,140,073)
Net decrease in time deposits	(394,080)	(234,922)
Net (decrease) increase in fed funds purchased and repurchase agreements	(306,052)	390,518
Net decrease in short-term debt	—	(107)
Proceeds from long-term debt	—	1,820
Repayment of long-term debt	(1,210)	(1,060)
Payment of contingent consideration on acquisitions	(18,702)	(5,975)
Cash dividends paid	(10,716)	(10,201)
Net tax benefit related to equity compensation plans	585	1,068
Proceeds from exercise of stock options and sales of treasury shares	1,457	2,712
Purchases of treasury stock	(5,309)	(2,867)

Net cash used in financing activities	(800,518)	(999,087)

Decrease in cash and cash equivalents	(752,358)	(1,303,525)
Cash and cash equivalents at beginning of period	1,787,230	2,582,428

Cash and cash equivalents at end of period	$1,034,872	$1,278,903

Supplemental Disclosures:
Income taxes paid	$14,469	$16,053
Total interest paid	3,668	3,720

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

1. Financial Statement Presentation

The consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q filing and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

2. Summary of Significant Accounting Policies

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is listed in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of March 31, 2015 and March 31, 2014 (in thousands):

	March 31,
	2015	2014
Due from the Federal Reserve	$585,557	$684,947
Cash and due from banks	449,315	593,956

Cash and cash equivalents at end of period	$1,034,872	$1,278,903

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $180.8 million and $85.5 million at March 31, 2015 and March 31, 2014, respectively.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 436,823 and 640,622 shares issuable upon the exercise of stock options granted by the Company at March 31, 2015 and 2014, respectively.

Options issued under employee benefit plans to purchase 498,488 and 258,254 shares of common stock were outstanding at March 31, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

3. New Accounting Pronouncements

Accounting for Investments in Qualified Affordable Housing Projects In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Regardless of whether the reporting entity chooses to elect the proportional amortization method, this ASU introduces new recurring disclosures about all investments in qualified affordable housing projects. The ASU was effective January 1, 2015, and the adoption of this accounting pronouncement did not have a significant impact on the Company’s financial statements or financial statement disclosures.

Reclassification of Residential Real Estate Loans In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendment is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans such that the loan receivable should be derecognized and the real stated property recognized. The ASU was effective January 1, 2015, and the adoption of this accounting pronouncement did not have a significant impact on the Company’s financial statements.

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

Repurchase-to-Maturity Transactions In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchased Financings, and Disclosures.” The amendment changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with accounting for other repurchase agreements. Additionally, the amendment requires new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and requires increased transparency on collateral pledged in secured borrowings. The accounting changes in the standard and the disclosures for transactions accounted for as sales were effective January 1, 2015 and had no impact on the Company’s financial statements. The disclosures for repurchase agreements, securities lending transactions, and repos-to-maturity accounted for as secured borrowings are required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early application is not permitted. The adoption of this accounting pronouncement will have no impact on the Company’s consolidated financial statements except for additional financial statement disclosures.

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

Troubled Debt Restructurings by Creditors In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendment is intended to reduce diversity in practice in the classification of mortgage loans extended under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), that entitle the creditor to recover all or a portion of the unpaid principal balance from the government if a borrower defaults. This update requires government-guaranteed mortgage loans that meet certain

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

criteria to be derecognized and a separate receivable be recognized upon foreclosure. The amendments in this update were effective January 1, 2015 and the adoption of this accounting pronouncement did not have a significant impact on the Company’s consolidated financial statements.

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

Derivatives and Hedging In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.” The amendment is intended to address how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The adoption of this accounting pronouncement will not have a significant impact on the Company’s consolidated financial statements.

Consolidation In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The amendment substantially changes the way reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

This table provides a summary of loan classes and an aging of past due loans at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$13,812	$1,840	$9,960	$25,612	$3,782,939	$3,808,551
Commercial – credit card	666	102	23	791	129,181	129,972
Real estate:
Real estate – construction	725	544	841	2,110	254,167	256,277
Real estate – commercial	1,968	51	16,700	18,719	1,924,338	1,943,057
Real estate – residential	3,034	—	774	3,808	326,426	330,234
Real estate – HELOC	3,249	—	343	3,592	627,258	630,850
Consumer:
Consumer – credit card	2,011	1,967	504	4,482	280,212	284,694
Consumer – other	3,451	666	42	4,159	71,697	75,856
Leases	—	—	—	—	38,817	38,817

Total loans	$28,916	$5,170	$29,187	$63,273	$7,435,035	$7,498,308

	December 31, 2014
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,509	$363	$13,114	$15,986	$3,798,023	$3,814,009
Commercial – credit card	267	147	37	451	115,258	115,709
Real estate:
Real estate – construction	1,244	—	983	2,227	253,779	256,006
Real estate – commercial	1,727	61	12,037	13,825	1,852,476	1,866,301
Real estate – residential	828	113	562	1,503	318,324	319,827
Real estate – HELOC	1,371	—	19	1,390	642,196	643,586
Consumer:
Consumer – credit card	2,268	2,303	560	5,131	305,165	310,296
Consumer – other	1,743	843	70	2,656	98,314	100,970
Leases	—	—	—	—	39,090	39,090

Total loans	$11,957	$3,830	$27,382	$43,169	$7,422,625	$7,465,794

The Company sold residential real estate loans with a face value of $23.1 million and $11.8 million in the secondary market without recourse during the periods ended March 31, 2015 and March 31, 2014, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $29.2 million and $27.4 million at March 31, 2015 and December 31, 2014, respectively. Restructured loans totaled $7.7 million and $9.3 million at March 31, 2015 and December 31, 2014. Loans 90 days past due and still accruing interest amounted to $5.2 million and $3.8 million at March 31, 2015 and December 31, 2014, respectively. There was an insignificant amount of interest recognized on impaired loans during 2015 and 2014.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. The loan rankings are summarized into the following categories: Non-watch list, Watch, Special Mention, and Substandard. Any loan not classified in one of the categories described below is considered to be a Non-watch list loan. A description of the general characteristics of the loan ranking categories is as follows:

•	Watch – This rating represents credit exposure that presents higher than average risk and warrants greater than routine attention by Company personnel due to conditions affecting the borrower, the borrower’s industry or the economic environment. These conditions have resulted in some degree of uncertainty that results in higher than average credit risk.

•	Special Mention – This rating reflects a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution’s credit position at some future date. The rating is not adversely classified and does not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard – This rating represents an asset inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. This category may include loans where the collection of full principal is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity. Non-performing loans include restructured loans on non-accrual and all other non-accrual loans.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class at March 31, 2015 and December 31, 2014 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Real estate- construction
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Non-watch list	$3,522,496	$3,532,611	$253,579	$253,895
Watch	54,250	72,283	786	181
Special Mention	91,327	98,750	—	756
Substandard	140,478	110,365	1,912	1,174

Total	$3,808,551	$3,814,009	$256,277	$256,006

	Real estate - commercial
	March 31, 2015	December 31, 2014
Non-watch list	$1,860,121	$1,780,323
Watch	35,868	31,984
Special Mention	8,196	8,691
Substandard	38,872	45,303

Total	$1,943,057	$1,866,301

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate- residential
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Performing	$129,949	$115,672	$329,460	$319,265
Non-performing	23	37	774	562

Total	$129,972	$115,709	$330,234	$319,827

	Real estate - HELOC		Consumer – credit card
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Performing	$630,507	$643,567	$284,190	$309,736
Non-performing	343	19	504	560

Total	$630,850	$643,586	$284,694	$310,296

	Consumer - other		Leases
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Performing	$75,814	$100,900	$38,817	$39,090
Non-performing	42	70	—	—

Total	$75,856	$100,970	$38,817	$39,090

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

Generally, the unsecured portion of a commercial or commercial real estate loan is charged off when, after analyzing the borrower’s financial condition, it is determined that the borrower is incapable of servicing the debt, little or no prospect for near term improvement exists, and no realistic and significant strengthening action is pending. For collateral dependent commercial or commercial real estate loans, an analysis is completed regarding the Company’s collateral position to determine if the amounts due from the borrower are in excess of the calculated current fair value of the collateral. Specific allocations of the allowance for loan losses are made for any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged off. Revolving commercial loans (such as commercial credit cards) which are past due 90 cumulative days are classified as a loss and charged off.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

Generally, a consumer loan, or a portion thereof, is charged off in accordance with regulatory guidelines which provide that such loans be charged off when the Company becomes aware of the loss, such as from a triggering event that may include, but is not limited to, new information about a borrower’s intent and ability to repay the loan, bankruptcy, fraud, or death. However, the charge-off timeframe should not exceed the specified delinquency time frames, which state that closed-end retail loans (such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (such as home equity lines of credit and consumer credit cards) that become past due 180 cumulative days are classified as a loss and charged off.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(412)	(32)	(2,704)	—	(3,148)
Recoveries	810	15	662	—	1,487
Provision	(88)	1,204	1,901	(17)	3,000

Ending balance	$55,659	$11,912	$9,780	$128	$77,479

Ending balance: individually evaluated for impairment	$1,223	$2,925	$—	$—	$4,148
Ending balance: collectively evaluated for impairment	54,436	8,987	9,780	128	73,331
Loans:
Ending balance: loans	$3,938,523	$3,160,418	$360,550	$38,817	$7,498,308
Ending balance: individually evaluated for impairment	13,839	14,844	—	—	28,683
Ending balance: collectively evaluated for impairment	3,924,684	3,145,574	360,550	38,817	7,469,625

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial:
Commercial	$17,416	$12,054	$1,785	$13,839	$1,223	$15,450
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,472	840	123	963	94	974
Real estate – commercial	13,704	3,933	8,966	12,899	2,831	10,625
Real estate – residential	1,110	982	—	982	—	945
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	$33,702	$17,809	$10,874	$28,683	$4,148	$27,994

	As of December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial:
Commercial	$21,758	$13,928	$3,132	$17,060	$972	$16,022
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,540	983	—	983	—	939
Real estate – commercial	9,546	4,454	3,897	8,351	935	11,298
Real estate – residential	1,083	909	—	909	—	1,006
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	1	1	—	1	—	12
Leases	—	—	—	—	—	—

Total	$33,928	$20,275	$7,029	$27,304	$1,907	$29,277

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (TDR) when a concession has been granted to a debtor experiencing financial difficulties. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. The Company’s restructured loans are individually evaluated for impairment and evaluated as part of the allowance for loan loss as described above in the Allowance for Loan Losses section of this note.

The Company had $221 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. During the three month period ended March 31, 2015, the Company had one commercial real estate loan classified as a TDR with a payment default totaling $178 thousand. A specific valuation allowance for the full amount of this loan had previously been established within the Company’s ALL, and this loan was charged off against the ALL during the current period.

This table provides a summary of loans restructured by class during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—	1	$469	$469
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—

Leases	—	—	—	—	—	—

Total	—	$—	$—	1	$469	$469

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$427,493	$825	$(7)	$428,311
U.S. Agencies	855,784	1,366	(269)	856,881
Mortgage-backed	3,323,545	36,008	(16,032)	3,343,521
State and political subdivisions	2,027,851	25,363	(3,727)	2,049,487
Corporates	109,263	31	(493)	108,801

Total	$6,743,936	$63,593	$(20,528)	$6,787,001

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$519,484	$501	$(525)	$519,460
U.S. Agencies	991,084	780	(1,175)	990,689
Mortgage-backed	3,276,009	28,470	(26,875)	3,277,604
State and political subdivisions	1,983,549	22,973	(5,165)	2,001,357
Corporates	124,096	—	(1,270)	122,826

Total	$6,894,222	$52,724	$(35,010)	$6,911,936

The following table presents contractual maturity information for securities available for sale at March 31, 2015 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$612,411	$613,451
Due after 1 year through 5 years	1,930,654	1,943,217
Due after 5 years through 10 years	783,266	793,111
Due after 10 years	94,060	93,701

Total	3,420,391	3,443,480
Mortgage-backed securities	3,323,545	3,343,521

Total securities available for sale	$6,743,936	$6,787,001

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2015, proceeds from the sales of securities available for sale were $466.4 million compared to $77.6 million for the same period in 2014. Securities transactions resulted in gross realized gains of $7.3 million and $1.5 million for the three months ended March 31, 2015 and 2014. The gross realized losses for the three months ended March 31, 2014 were $11 thousand.

Securities available for sale with a market value of $4.9 billion at March 31, 2015 and $5.7 billion at December 31, 2014 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.2 billion at March 31, 2015 and December 31, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 (in thousands).

March 31, 2015	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$4,981	$(3)	$4,981	$(4)	$9,962	$(7)
U.S. Agencies	85,462	(91)	64,849	(178)	150,311	(269)
Mortgage-backed	649,813	(5,455)	420,959	(10,577)	1,070,772	(16,032)
State and political subdivisions	441,883	(2,368)	69,485	(1,359)	511,368	(3,727)
Corporates	27,068	(40)	55,245	(453)	82,313	(493)

Total temporarily- impaired debt securities available for sale	$1,209,207	$(7,957)	$615,519	$(12,571)	$1,824,726	$(20,528)

December 31, 2014	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$236,591	$(329)	$14,863	$(196)	$251,454	$(525)
U.S. Agencies	387,999	(689)	81,593	(486)	469,592	(1,175)
Mortgage-backed	727,142	(8,370)	616,044	(18,504)	1,343,186	(26,874)
State and political subdivisions	401,934	(1,406)	226,678	(3,760)	628,612	(5,166)
Corporates	36,655	(243)	86,171	(1,027)	122,826	(1,270)

Total temporarily-impaired debt securities available for sale	$1,790,321	$(11,037)	$1,025,349	$(23,973)	$2,815,670	$(35,010)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$346,885	$31,043	$—	$377,928

December 31, 2014
State and political subdivisions	$278,054	$26,058	$—	$304,112

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

The following table presents contractual maturity information for securities held to maturity at March 31, 2015 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$2,238	$2,438
Due after 1 year through 5 years	31,713	34,551
Due after 5 years through 10 years	219,314	238,941
Due after 10 years	93,620	101,998

Total securities held to maturity	$346,885	$377,928

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first three months of 2015 or 2014.

Trading Securities

The net unrealized gains on trading securities at March 31, 2015 and March 31, 2014 were $30 thousand and $297 thousand, respectively, and were included in trading and investment banking income on the consolidated statements of income.

Other Securities

The table below provides detailed information for Federal Reserve Bank stock and other securities at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FRB and FHLB stock	$26,279	$—	$—	$26,279
Other securities – marketable	—	18,384	—	18,384
Other securities – non-marketable	21,249	1,367	(79)	22,537

Total Federal Reserve Bank stock and other	$47,528	$19,751	$(79)	$67,200

December 31, 2014
FRB and FHLB stock	$26,279	$—	$—	$26,279
Other securities – marketable	—	16,668	—	16,668
Other securities – non-marketable	21,669	3,937	(79)	25,527

Total Federal Reserve Bank stock and other	$47,948	$20,605	$(79)	$68,474

Investment in Federal Reserve Bank (FRB) stock is based on the capital structure of the investing bank, and investment in Federal Home Loan Bank (FHLB) stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $18.4 million at March 31, 2015 and $16.7 million at December 31, 2014. The fair value of other non-marketable securities includes alternative investment securities of $6.0 million at March 31, 2015 and $8.5 million at December 31, 2014. Unrealized gains or losses on alternative investments are recognized in the Equity Earnings on Alternative Investments line of the Company’s Consolidated Statements of Income.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2015 and December 31, 2014 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2015	$142,753	$47,529	$19,476	$209,758

Balances as of March 31, 2015	$142,753	$47,529	$19,476	$209,758

Balances as of January 1, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2014	$142,753	$47,529	$19,476	$209,758

Following are the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$32,954	$3,543
Customer relationships	104,560	67,445	37,115
Other intangible assets	3,247	2,669	578

Total intangible assets	$144,304	$103,068	$41,236

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$32,721	$3,776
Customer relationships	104,560	64,980	39,580
Other intangible assets	3,247	2,612	635

Total intangible assets	$144,304	$100,313	$43,991

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2015	2014
Aggregate amortization expense	$2,755	$3,102

Estimated amortization expense of intangible assets on future years (in thousands):

For the nine months ending December 31, 2015	$6,881
For the year ending December 31, 2016	8,428
For the year ending December 31, 2017	7,185
For the year ending December 31, 2018	4,994
For the year ending December 31, 2019	4,204
For the year ending December 31, 2020	3,458

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

7. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at March 31, 2015. Previously reported results have been reclassified to conform to the current organizational structure.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31, 2015
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$75,327	$14,033	$1	$997	$90,358
Provision for loan losses	1,600	1,400	—	—	3,000
Noninterest income	51,551	23,138	27,084	23,434	125,207
Noninterest expense	100,748	24,396	17,973	21,296	164,413

Income before taxes	24,530	11,375	9,112	3,135	48,152
Income tax expense	7,344	3,406	2,717	920	14,387

Net income	$17,186	$7,969	$6,395	$2,215	$33,765

Average assets	$12,749,000	$3,086,000	$73,000	$924,000	$16,832,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Three Months Ended March 31, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$71,122	$12,388	$(3)	$1,938	$85,445
Provision for loan losses	2,426	2,074	—	—	4,500
Noninterest income	47,435	20,219	34,095	21,215	122,964
Noninterest expense	107,861	20,948	25,889	17,543	172,241

Income before taxes	8,270	9,585	8,203	5,610	31,668
Income tax expense	2,005	2,593	2,146	1,511	8,255

Net income	$6,265	$6,992	$6,057	$4,099	$23,413

Average assets	$12,399,000	$1,906,000	$73,000	$2,126,000	$16,504,000

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit for loans (excluding credit card loans)	$4,201,410	$3,509,841
Commitments to extend credit under credit card loans	2,752,325	2,690,752
Commercial letters of credit	3,223	1,334
Standby letters of credit	355,390	375,003
Futures contracts	4,000	—
Forward foreign exchange contracts	123,667	144,950
Spot foreign exchange contracts	67,642	14,721

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2015 and December 31, 2014. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheet.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives		Liability Derivatives
Fair value	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Interest Rate Products:
Derivatives not designated as hedging instruments	$10,320	$7,138	$10,537	$7,250
Derivatives designated as hedging instruments	—	—	400	285

Total	$10,320	$7,138	$10,937	$7,535

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve making fixed-rate payments to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2015, the Company had one interest rate swap with a notional amount of $6.6 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2015, the Company had 36 interest rate swaps with an aggregate notional amount of $405.0 million related to this program. During the three months ended March 31, 2015 and 2014, the Company recognized net losses of $106 thousand and $83 thousand, respectively, related to changes in the fair value of these swaps.

Designated Hedges

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2015 and 2014, the Company recognized net losses of $5 thousand and $10 thousand, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Income Statement

This table provides a summary of the amount of gain (loss) recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of March 31, 2015 and March 31, 2014 (in thousands):

	Amount of Gain (Loss) Recognized For the Year Ended March 31,

	2015	2014

Interest Rate Products
Derivatives not designated as hedging instruments	$(106)	$(83)

Total	$(106)	$(83)

Interest Rate Products
Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$(115)	$(119)
Fair value adjustments on hedged items	110	109

Total	$(5)	$(10)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2015 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $1.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

10. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement As of March 31, 2015
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	4,726	—	4,726	—
Mortgage-backed	—	—	—	—
State and political subdivisions	5,463	—	5,463	—
Trading - other	18,791	18,791	—	—

Trading securities	29,380	19,191	10,189	—

U.S. Treasury	428,311	428,311	—	—
U.S. Agencies	856,881	—	856,881	—
Mortgage-backed	3,343,521	—	3,343,521	—
State and political subdivisions	2,049,487	—	2,049,487	—
Corporates	108,801	108,801	—	—

Available for sale securities	6,787,001	537,112	6,249,889	—
Company-owned life insurance	28,015	—	28,015	—
Derivatives	10,320	—	10,320	—

Total	$6,854,716	$556,303	$6,298,413	$—

Liabilities
Deferred compensation	$33,680	$33,680	$—	$—
Contingent consideration liability	32,445	—	—	32,445
Derivatives	10,937	—	10,937	—

Total	$77,062	$33,680	$10,937	$32,445

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Fair Value Measurement as of December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,315	—	1,315	—
Mortgage-backed	—	—	—	—
State and political subdivisions	7,381	—	7,381	—
Trading - other	18,107	18,106	1	—

Trading securities	27,203	18,506	8,697	—

U.S. Treasury	519,460	519,460	—	—
U.S. Agencies	990,689	—	990,689	—
Mortgage-backed	3,277,604	—	3,277,604	—
State and political subdivisions	2,001,357	—	2,001,357	—
Corporates	122,826	122,826	—	—

Available for sale securities	6,911,936	642,286	6,269,650	—
Company-owned life insurance	26,886	—	26,886	—
Derivatives	7,138	—	7,138	—

Total	$6,973,163	$660,792	$6,312,371	$—

Liabilities
Deferred compensation	26,885	$26,885	$—	$—
Contingent consideration liability	53,411	—	—	53,411
Derivatives	7,535	—	7,535	—

Total	$87,831	$26,885	$7,535	$53,411

The following table reconciles the beginning and ending fair value of balances of the contingent consideration liability:

	Three Months Ended March 31,
	2015	2014
Beginning Balance	$53,411	$46,201
Payment of contingent considerations on acquisitions	(18,702)	(5,975)
Fair value adjustments	(2,264)	4,474

Ending Balance	$32,445	$44,700

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

Contingent Consideration Liability The fair value of contingent consideration liabilities are derived from a discounted cash flow model of future contingent payments. The valuation of these liabilities are estimated by a collaborative effort of the Company’s mergers and acquisitions group, business unit management, and the corporate accounting group. These groups report primarily to the Company’s Chief Financial Officer. These future contingent payments are calculated based on estimates of future income and expense from each acquisition. These estimated cash flows are projected by the business unit management and reviewed by the mergers and acquisitions group. To obtain a current valuation of these projected cash flows, an expected present value technique is utilized to calculate a discount rate. The cash flow projections and discount rates are reviewed quarterly and updated as market conditions necessitate. Potential valuation adjustments are made as future income and expense projections for each acquisition are made which affect the calculation of the related contingent consideration payment. These adjustments are recorded through noninterest expense.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at March 31, 2015 Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
Impaired loans	$6,726	$—	$—	$6,726	$(2,241)
Other real estate owned	289	—	—	289	$(18)

Total	$7,015	$—	$—	$7,015	$(2,259)

	Fair Value Measurement at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$5,122	$—	$—	$5,122	$2,345
Other real estate owned	208	—	—	208	—

Total	$5,330	$—	$—	$5,330	$2,345

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at March, 31, 2015 and December 31, 2014 are as follows (in millions):

	Fair Value Measurement at March 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,243.0	$1,228.0	$15.0	$—	$1,243.0
Securities available for sale	6,787.0	537.1	6,249.9	—	6,787.0
Securities held to maturity	346.9	—	377.9	—	377.9
Other securities	67.2	—	67.2	—	67.2
Trading securities	29.4	19.2	10.2	—	29.4
Loans (exclusive of allowance for loan loss)	7,501.4	—	7,531.6	—	7,531.6
Derivatives	10.3	—	10.3	—	10.3
FINANCIAL LIABILITIES
Demand and savings deposits	12,286.8	12,286.8	—	—	12,286.8
Time deposits	869.5	—	869.5	—	869.5
Other borrowings	1,719.1	53.2	1,665.9	—	1,719.1
Long-term debt	7.6	—	7.9	—	7.9
Derivatives	10.9	—	10.9	—	10.9
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1.1
Commercial letters of credit					0.1
Standby letters of credit					0.6

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Fair Value Measurement at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,101.8	$2,006.3	$95.5	$—	$2,101.8
Securities available for sale	6,911.9	642.3	6,269.6	—	6,911.9
Securities held to maturity	278.1	—	304.1	—	304.1
Other securities	68.5	—	68.5	—	68.5
Trading securities	27.2	18.5	8.7	—	27.2
Loans (exclusive of allowance for loan loss)	7,466.4	—	7,483.3	—	7,483.3
Derivatives	7.1	—	7.1	—	7.1
FINANCIAL LIABILITIES
Demand and savings deposits	12,353.3	12,353.3	—	—	12,353.3
Time deposits	1,263.6	—	1,263.6	—	1,263.6
Other borrowings	2,025.1	42.0	1,983.1	—	2,025.1
Long-term debt	8.8	—	9.1	—	9.1
Derivatives	7.5	—	7.5	—	7.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.7
Commercial letters of credit					0.2
Standby letters of credit					2.4

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

Other securities Amount consists of FRB and FHLB stock held by the Company, Prairie Capital Management equity-method investments, and other miscellaneous investments. The fair value of FRB and FHLB stock is considered to be the carrying value as no readily determinable market exists for these investments because they can only be redeemed with the FRB or FHLB. The fair value of Prairie Capital Management marketable equity-method investments are based on quoted market prices used to estimate the value of the underlying investment. For non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2015 and 2014.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three month period ended March 31, 2015. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial statistics appearing elsewhere in this report and the Company’s Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is to grow the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations. With a diverse source of revenues, the Company’s exposure to sustained low interest rates is reduced. During the first quarter of 2015, noninterest income increased $2.2 million, or 1.8 percent, compared to the same period of 2014. The Company continues to emphasize its asset management, brokerage, bankcard services, health care services, and treasury management businesses. At March 31, 2015, noninterest income represented 58.1 percent of total revenues, compared to 59.0 percent at March 31, 2014.

The second strategic objective is a focus on net interest income through loan and deposit growth. During the first quarter of 2015, continued progress on this strategy was illustrated by an increase in net interest income of $4.9 million, or 5.7 percent, from the previous year. The Company has continued to show increased net interest income in a historically low rate environment through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet. Average earning assets increased by $327.1 million, or 2.1 percent from March 31, 2014. The funding for these assets was driven primarily by a 9.5 percent increase in average noninterest-bearing demand deposits. Average loan balances increased $791.2 million, or 11.8 percent compared to the same period in 2014. Net interest margin and net interest spread, on a tax-equivalent basis, increased seven basis points, compared to the same period in 2014.

The third strategic objective is a focus on improving operating efficiencies. At March 31, 2015, the Company had 104 banking centers and four wealth management offices. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total loans and deposits growth previously discussed. The Company continues to invest in technological advances that will help management drive operating efficiencies in the future through improved data analysis and automation. The Company continues to evaluate core systems and will invest in enhancements that will yield operating efficiencies. The Company evaluates its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At March 31, 2015, the Company had $1.7 billion in total shareholders’ equity. This is an increase of $140.2 million, or 9.1 percent, compared to total shareholders’ equity at March 31, 2014. At March 31, 2015, the Company had a total risk-based capital ratio of 13.62 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 103,924 shares at an average price of $51.08 per share during the first quarter of 2015.

Earnings Summary

The Company recorded consolidated net income of $33.8 million for the three month period ended March 31, 2015, compared to $23.4 million for the same period a year earlier. This represents a 44.2 percent increase over the three month period ended March 31, 2014. Basic earnings per share for the first quarter of 2015 were $0.75 per share ($0.74 per share fully-diluted) compared to $0.52 per share ($0.52 per share fully-diluted) for the first quarter of 2014. Return on average assets and return on average common shareholders’ equity for the three month period ended March 31, 2015 were 0.81 and 8.18 percent, respectively, compared to 0.58 and 6.13 percent for the three month period ended March 31, 2014.

Net interest income for the three month period ended March 31, 2015 increased $4.9 million, or 5.7 percent, compared to the same period in 2014. Average earning assets increased by $327.1 million, or 2.1 percent, compared to the first quarter of 2014. Net interest margin, on a tax-equivalent basis, increased to 2.46 percent or a seven basis points increase for the three months ended March 31, 2015, compared to 2.39 percent for the same period in 2014.

The provision for loan losses decreased by $1.5 million for the three month period ended March 31, 2015, compared to the same period in 2014. This decrease is a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased by nine basis points to 1.03 percent as of March 31, 2015, compared to March 31, 2014. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s 2014 Annual Report on Form 10-K.

Noninterest income increased by $2.2 million, or 1.8 percent, for the three month period ended March 31, 2015, compared to the same period one year ago. For the three month period, the increase is primarily due to increased gains on sales of securities available for sale in 2015 and increases in trading and investment income, partially offset by decreases in trust and securities processing income and equity earnings on alternative investments. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense decreased by $7.8 million, or 4.5 percent, for the three month period ended March 31, 2015, compared to the same period in 2014. The decrease is largely due to a $15.0 million contingency reserve which was recorded in the first quarter of 2014 and a decrease in other noninterest expense. These decreases were partially offset by increases in salary and benefit expense, equipment expense, and legal and consulting expense. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three month period ended March 31, 2015, net interest income increased by $4.9 million, or 5.7 percent, as compared to the same period in 2014.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended March 31, 2015 increased by seven basis points compared to the same period in 2014. These results are primarily due to a favorable volume variance, offset by an unfavorable rate variance on earning assets. The combined impact of these variances has led to an increase in the Company’s net interest income compared to results one year ago. Interest-bearing liabilities are repricing slower or incrementally less than the earning assets. The increase of $493.4 million of average noninterest-bearing demand deposits, as compared to the first quarter of 2014, continues to be a positive impact by increasing the contribution from free funds. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in the changes in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.42 percent for the three month period ended March 31, 2015 and 2.34 percent for the same period in 2014.

	Three Months Ended March 31,
	2015		2014
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$7,470,101	3.49%	$6,678,932	3.58%
Securities:
Taxable	4,868,560	1.57	4,887,151	1.57
Tax-exempt	2,254,237	2.75	2,109,901	2.93

Total securities	7,122,797	1.94	6,997,052	1.98
Federal funds and resell agreements	34,340	0.60	27,155	0.49
Interest-bearing due from banks	1,107,862	0.31	1,696,482	0.27
Other earning assets	30,221	1.84	38,590	1.48

Total earning assets	15,765,321	2.56	15,438,211	2.48
Allowance for loan losses	(76,574)		(74,997)
Other assets	1,143,208		1,141,037

Total assets	$16,831,955		$16,504,251

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,602,258	0.16%	$7,968,400	0.16%
Federal funds and repurchase agreements	1,710,908	0.12	1,667,764	0.12
Borrowed funds	8,331	2.68	5,705	4.41

Total interest-bearing liabilities	9,321,497	0.16	9,641,869	0.15
Noninterest-bearing demand deposits	5,660,893		5,167,513
Other liabilities	174,804		147,147
Shareholders’ equity	1,674,761		1,547,722

Total liabilities and shareholders’ equity	$16,831,955		$16,504,251

Net interest spread		2.40%		2.33%
Net interest margin		2.46		2.39

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest free funds (total earning assets less interest-bearing liabilities) increased $647.5 million for the three month period ended March 31, 2015 compared to the same period in 2014, the benefit from interest free funds remained flat compared to the three months ended March 31, 2014.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended March 31, 2015 and 2014
	Volume	Rate	Total
Change in interest earned on:
Loans	$6,805	$(1,473)	$5,332
Securities:
Taxable	(72)	(81)	(153)
Tax-exempt	974	(966)	8
Federal funds sold and resell agreements	11	7	18
Interest-bearing due from banks	(453)	182	(271)
Trading	(51)	23	(28)

Interest income	7,214	(2,308)	4,906
Change in interest incurred on:
Interest-bearing deposits	(147)	136	(11)
Federal funds purchased and repurchase agreements	12	(1)	11
Other borrowed funds	17	(24)	(7)

Interest expense	(118)	111	(7)

Net interest income	$7,332	$(2,419)	$4,913

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2015	2014	Change
Average earning assets	$15,765,321	$15,438,211	$327,110
Interest-bearing liabilities	9,321,497	9,641,869	(320,372)

Interest-free funds	$6,443,824	$5,796,342	$647,482

Free funds ratio (free funds to earning assets)	40.87%	37.55%	3.32%

Tax-equivalent yield on earning assets	2.56%	2.48%	0.08%
Cost of interest-bearing liabilities	0.16	0.15	0.01

Net interest spread	2.40%	2.33%	0.07%
Benefit of interest-free funds	0.06	0.06	0.00

Net interest margin	2.46%	2.39%	0.07%

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

Based on the factors above, management of the Company expensed $3.0 million related to the provision for loan losses for the three month period ended March 31, 2015, compared to $4.5 million for the same period in 2014. As illustrated in Table 3 below, the ALL decreased to 1.03 percent of total loans as of March 31, 2015, compared to 1.12 percent of total loans as of the same period in 2014.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014. Net charge-offs were $1.7 million for the first three months of 2015, compared to $3.7 million for the same period in 2014. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
Allowance-January 1	$76,140	$74,751	$74,751
Provision for loan losses	3,000	4,500	17,000

Charge-offs:
Commercial	(412)	(1,471)	(7,307)
Consumer:
Credit card	(2,491)	(2,655)	(10,104)
Other	(213)	(433)	(1,323)
Real estate	(32)	(126)	(259)

Total charge-offs	(3,148)	(4,685)	(18,993)

Recoveries:
Commercial	810	67	848
Consumer:
Credit card	517	631	1,803
Other	145	241	687
Real estate	15	9	44

Total recoveries	1,487	948	3,382

Net charge-offs	(1,661)	(3,737)	(15,611)

Allowance-end of period	$77,479	$75,514	$76,140

Average loans, net of unearned interest	$7,469,115	$6,678,179	$6,974,246
Loans at end of period, net of unearned interest	7,498,308	6,759,089	7,465,794
Allowance to loans at end of period	1.03%	1.12%	1.02%
Allowance as a multiple of net charge-offs	11.50x	4.98X	4.88x
Net charge-offs to:
Provision for loan losses	55.37%	83.04%	91.83%
Average loans	0.09	0.23	0.22

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Trust and securities processing	$67,299	$71,563	$(4,264)	(6.0)%
Trading and investment banking	6,122	4,323	1,799	41.6
Service charges on deposits	21,541	21,558	(17)	(0.1)
Insurance fees and commissions	570	603	(33)	(5.5)
Brokerage fees	2,854	1,815	1,039	57.2
Bankcard fees	16,183	15,623	560	3.6
Gains on sales of securities available for sale, net	7,336	1,470	5,866	399.0
Equity earnings on alternative investments	(842)	2,530	(3,372)	(133.3)
Other	4,144	3,479	665	19.1

Total noninterest income	$125,207	$122,964	$2,243	1.8%

Fee-based, or noninterest income (summarized in Table 4), increased by $2.2 million, or 1.8 percent, during the three months ended March 31, 2015, compared to the same period in 2014. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities, trust investments and investment management services, and servicing of mutual fund assets. The 6.0 percent decrease in trust and securities processing income was primarily due to an $8.9 million, or 35.4 percent, decrease in advisory fee income from the Scout Funds, partially offset by an increase of $2.2 million, or 9.6 percent, increase in fees related to institutional and personal investment management services, and a $2.1 million, or 9.9 percent, increase in fund administration and custody services. Advisory fee income from the Scout Funds decreased due to lower assets under management (AUM) in the Scout Funds. The mix of assets under management in the Institutional Investment Management segment has shifted from 52 percent fixed income and 48 percent equity as of March 31, 2014 to 69 percent fixed income and 31 percent equity as of March 31, 2015. Trust and securities processing fees are asset-based, and as such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets, changes in fund flows, and the related margin difference between the respective AUM. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income increased by $1.8 million, or 41.6 percent, compared to the same period in 2014. The income in this category is market driven and impacted by general increases or decreases in trading volume.

In the first quarter of 2015, $7.3 million in pre-tax gains were recognized on the sales of securities available for sale, as compared to $1.5 million one year ago. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

During the first quarter of 2015, unrealized losses of $0.8 million were recognized on equity earnings on alternative investments on Prairie Capital Management investments compared to $2.5 million of gains recognized in the first quarter of 2014.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Salaries and employee benefits	$98,537	$88,881	$9,656	10.9%
Occupancy, net	10,010	9,705	305	3.1
Equipment	14,172	12,663	1,509	11.9
Supplies and services	4,325	4,637	(312)	(6.7)
Marketing and business development	4,618	4,602	16	0.3
Processing fees	12,783	13,651	(868)	(6.4)
Legal and consulting	4,378	3,372	1,006	29.8
Bankcard	4,768	3,688	1,080	29.3
Amortization of other intangible assets	2,755	3,102	(347)	(11.2)
Regulatory fees	2,756	2,516	240	9.5
Contingency reserve	—	15,000	(15,000)	(100.0)
Other	5,311	10,424	(5,113)	(49.1)

Total noninterest expense	$164,413	$172,241	$(7,828)	(4.5)%

Noninterest expense decreased by $7.8 million, or 4.5 percent, for the three months ended March 31, 2015 compared to the same period in 2014. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $9.7 million, or 10.9 percent, for the three months ended March 31, 2015, compared to the same period in 2014. The increase is primarily due to increases in salaries and wages of $4.8 million, or 9.2 percent, a $3.2 million, or 17.9 percent, increase in commissions and bonuses, and a $1.7 million, or 9.0 percent, increase in employee benefits expense for the three months ended March 31, 2015, compared to the same period of 2014.

During the first quarter of 2014, the Company recorded a $15.0 million contingency reserve related to objections to its calculation of an earn-out amount owed to the sellers of PCM and a related incentive bonus calculation. This dispute was subsequently settled during the second quarter of 2014.

Other expense decreased $5.1 million, or 49.1 percent, primarily due to decreases of $6.7 million in fair value adjustments to the contingent consideration liabilities on acquisitions.

Income Tax Expense

The Company’s effective tax rate is 29.9 percent for the three months ended March 31, 2015, compared to 26.1 percent for the same period a year earlier. This increase is primarily attributable to a decrease in federal tax credits and a smaller portion of income earned from tax-exempt municipal securities.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$75,327	$71,122	$4,205	5.9%
Provision for loan losses	1,600	2,426	(826)	(34.0)
Noninterest income	51,551	47,435	4,116	8.7
Noninterest expense	100,748	107,861	(7,113)	(6.6)

Income before taxes	24,530	8,270	16,260	196.6
Income tax expense	7,344	2,005	5,339	266.3

Net income	$17,186	$6,265	$10,921	174.3%

Bank net income increased by $10.9 million, or 174.3 percent, to $17.2 million compared to the prior year. Net interest income increased $4.2 million, or 5.9 percent over the first quarter 2014 driven by strong loan growth, while being slightly offset by interest rate margin compression. Provision decreased by $0.8 million, due to characteristics of the loan portfolio driving a decreased allowance for loan loss reserve for this segment. Noninterest income increased $4.1 million, or 8.7 percent, over the same period in 2014 driven by increased securities gains of $5.9 million, increased bond trading income of $1.3 million, and increased trust and securities processing income of $1.2 million. These increases were offset by decreased equity earnings on alternative investments of $3.4 million due to changes in unrealized gains on Prairie Capital Management equity method investments. Noninterest expense decreased $7.1 million, or 6.6 percent, to $100.7 million compared to the prior year. The decrease in noninterest expense is primarily due to a $15.0 million contingency reserve recorded in the first quarter of 2014. Additionally, there was a decrease of $1.4 million in fair value adjustments to contingent consideration liabilities in first quarter 2015 as compared to the prior year. These decreases are offset by increased salary and benefit expenses of $6.4 million, increased operations and technology expenses of $2.0 million, and increased legal and professional fees of $0.6 million.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$14,033	$12,388	$1,645	13.3%
Provision for loan losses	1,400	2,074	(674)	(32.5)
Noninterest income	23,138	20,219	2,919	14.4
Noninterest expense	24,396	20,948	3,448	16.5

Income before taxes	11,375	9,585	1,790	18.7
Income tax expense	3,406	2,593	813	31.4

Net income	$7,969	$6,992	$977	14.0%

Payment Solutions net income increased $1.0 million, or 14.0 percent, to $8.0 million from the prior year. Net interest income increased $1.6 million, or 13.3 percent, and provision expense decreased by $0.7 million, or 32.5 percent, compared to the prior year due to characteristics of the loan portfolio driving a decreased allowance for loan loss reserve for this segment. Noninterest income increased $2.9 million, or 14.4 percent, driven by increased deposit service charges of $1.1 million associated with healthcare and institutional banking and investor services, as well as increased interchange income of $1.7 million. Noninterest expense increased by $3.4 million, or 16.5 percent, primarily due to increased bankcard expenses of $1.1 million due to increased sales volume, increased operations and technology expenses of $1.0 million, increased processing fees of $0.5 million and increased salary and benefit expenses of $0.5 million.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$1	$(3)	$4	>100.0%
Provision for loan losses	—	—	—	—
Noninterest income	27,084	34,095	(7,011)	(20.6)
Noninterest expense	17,973	25,889	(7,916)	(30.6)

Income before taxes	9,112	8,203	909	11.1
Income tax expense	2,717	2,146	571	26.6

Net income	$6,395	$6,057	$338	5.6%

Institutional Investment Management net income increased $0.3 million, or 5.6 percent, to $6.4 million compared to the prior year. Noninterest income decreased $7.0 million, or 20.6 percent, primarily due to an $8.9 million decrease in advisory and administrative fees from the Scout funds, driven by lower assets under management in the funds, offset by a $1.3 million increase in advisory fees from separately managed accounts, driven by an increase in assets under management in separate accounts. Overall assets under management have decreased to $30.6 billion compared to $32.2 billion a year ago. Additionally, the mix of assets under management in Scout has shifted between the two periods from 52 percent fixed income and 48 percent equity as of March 31, 2014 to 69 percent fixed income and 31 percent equity as of March 31, 2015. Noninterest expense decreased $7.9 million, or 30.6 percent primarily due to a $5.4 million decrease compared to the prior year in contingent consideration liabilities related to cash flow estimate changes on the Reams acquisition. Additionally, there was a decrease of $2.3 million in fees paid by the advisor to third-party distributors of the Scout Funds.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$997	$1,938	$(941)	(48.6)%
Provision for loan losses	—	—	—	—
Noninterest income	23,434	21,215	2,219	10.5
Noninterest expense	21,296	17,543	3,753	21.4

Income before taxes	3,135	5,610	(2,475)	(44.1)
Income tax expense	920	1,511	(591)	(39.1)

Net income	$2,215	$4,099	$(1,884)	(46.0)%

Asset Servicing net income decreased $1.9 million, or 46.0 percent, to $2.2 million compared to the same period last year. Net interest income decreased $0.9 million compared to the prior year. Noninterest income increased $2.2 million, or 10.5 percent, due to a $2.1 million, or 9.9%, increase in fee income driven primarily by new business added in transfer agent, alternative investment, and fund administration services. Noninterest expense increased $3.8 million, or 21.4 percent, due to increases of $0.9 million in salary and benefit expense, $0.4 million in occupancy expense, and $0.3 million in processing fees as compared to last year. Additionally, noninterest expense also increased due to operational losses recorded during the period.

Balance Sheet Analysis

Total assets of the Company decreased by $770.8 million, or 4.4 percent, as of March 31, 2015, compared to December 31, 2014, primarily due to a decrease in due from Federal Reserve balances of $757.4 million, or 56.4 percent. The overall decrease in total assets is directly related to a corresponding decrease in deposit balances of $460.6 million, or 3.4 percent, and a decrease in federal funds purchased and repurchased agreements of $306.1 million, or 15.1 percent, from December 31, 2014 to March 31, 2015.

Total assets of the Company increased $784.3 million, or 4.9 percent, as of March 31, 2015, compared to March 31, 2014. This increase is a result of an increase in loans of $739.2 million. The overall increase in total assets from March 31, 2014 to March 31, 2015 is directly related to a corresponding increase in deposit balances of $890.5 million, or 7.3 percent.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2015	2014	2014
Total assets	$16,730,123	$15,945,830	$17,500,960
Loans, net of unearned interest	7,501,449	6,760,197	7,466,418
Total investment securities	7,230,466	7,052,261	7,285,667
Interest-bearing due from banks	769,321	770,458	1,539,386
Total earning assets	15,448,136	14,616,388	16,333,436
Total deposits	13,156,288	12,265,771	13,616,859
Total borrowed funds	1,726,680	1,979,551	2,033,942

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $32.5 million, or 0.4 percent, to $7.5 billion at March 31, 2015 compared to December 31, 2014 and increased $739.2 million, or 10.9 percent, compared to March 31, 2014. The increase from March 31, 2014 to March 31, 2015 was driven by increases in commercial loans of $318.5 million, or 9.1 percent, commercial real estate of 232.2 million, or 13.6 percent, and construction real estate of $70.3 million, or 37.8 percent. The increase in total loans is driven by the Company’s focus on generating higher-yielding assets by shifting assets from the securities portfolio to the loan portfolio.

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

Securities available for sale and securities held to maturity comprised 46.2 percent, 44.0 percent, and 47.6 percent of earning assets as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively. Total investment securities were $7.2 billion at March 31, 2015, $7.3 billion at December 31, 2014, and $7.1 billion at March 31, 2014. Management expects deposit balance changes, loan demand, and collateral pledging requirements for public funds to be the primary factors impacting changes in the level of security holdings. Of the $6.8 billion of available for sale securities held at March 31, 2015, $4.9 billion were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law. Of the total pledged amount, securities with a market value of $1.2 billion at March 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The securities portfolio had an average tax-equivalent yield of 1.94 percent for the first three months of 2015, compared to 1.98 percent for the first three months of 2014. The average life of the available for sale securities portfolio was 43.7 months at March 31, 2015 compared to 43.6 months at December 31, 2014 and 46.7 months at March 31, 2014.

Deposits and Borrowed Funds

Deposits decreased $460.6 million, or 3.4 percent, from December 31, 2014 to March 31, 2015 and increased $890.5 million, or 7.3 percent, from March 31, 2014. Time deposits of $100 thousand or more decreased $385.7 million from December 31, 2014. Noninterest bearing deposits increased $314.7 million and interest-bearing deposits increased by $921.0 million, offset by a decrease in time deposits of $100 thousand or more of $303.2 million compared to March 31, 2014.

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

Borrowed funds decreased $307.3 million from December 31, 2014 and decreased $252.9 million from March 31, 2014. Borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.7 billion at March 31, 2015, compared to $2.0 billion at December 31, 2014 and March 31, 2014. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same securities at an agreed-upon price and date.

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

Total shareholders’ equity was $1.7 billion at March 31, 2015, a $38.6 million increase compared to December 31, 2014 and a $104.2 million increase compared to March 31, 2014. The Company’s Board of Directors authorized, at its April 28, 2015 and April 22, 2014 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2015 and 2014, the Company acquired 103,924 shares and 46,970 shares under the 2014 and 2013 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On April 28, 2015, the Board of Directors declared a dividend of $0.235 per share. The dividend will be paid on July 1, 2015 to shareholders of record on June 10, 2015.

The Company became a member bank of the Federal Home Loan Bank (FHLB) of Des Moines in March 2014. Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had $593.2 million of HELOC loans pledged at the FHLB, which were unencumbered as of March 31, 2015, that would allow the Company to borrow up to $510.0 million. The Company had no outstanding FHLB advances as of March 31, 2015.

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

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. Effective January 1, 2015 the Company implemented the Basel III regulatory capital rules issued by the Federal Reserve in July 2013. Basel III capital rules increase minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent in addition to the minimum tier 1 capital ratio of 6 percent. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of Tier 1 core capital, and the remainder may be Tier 2 supplementary capital. The Basel III regulatory capital rules include transitional periods for various components of the rule that require full compliance for the Company by January 1, 2019 including a capital conservation buffer of 2.5 percent of risk-weighted assets for which the transitional period begins on January 1, 2016.

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance-sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is Tier 1 core capital to total average assets less goodwill and intangibles. The Company’s capital position is summarized in the table below and exceeds regulatory requirements.

Table 11

	Three Months Ended March 31,
RATIOS	2015	2014
Tier 1 risk-based capital ratio	12.91%	13.35%
Common equity tier 1 capital ratio	12.91	N/A
Total risk-based capital ratio	13.62	14.14
Leverage ratio	8.69	8.03
Return on average assets	0.81	0.58
Return on average equity	8.18	6.13
Average equity to assets	9.95	9.38

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2015	2014
Earnings basic	$0.75	$0.52
Earnings diluted	0.74	0.52
Cash dividends	0.235	0.225
Dividend payout ratio	31.33%	43.27%
Book value	$36.76	$33.94

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see Note 8, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements for detailed information on these arrangements.

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

A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2014.

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

Table 12 shows the net interest income increase or decrease over the next twelve months as of March 31, 2015 and 2014 based on hypothetical gradual changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical gradual change in interest rate (Rates in Basis Points)	March 31, 2015 Amount of change	March 31, 2014 Amount of change
300	$15,872	$20,929
200	10,958	14,187
100	6,092	7,335
Static	—	—
(100)	N/A	N/A

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

Trading Account

The Company’s subsidiary, UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $29.4 million as of March 31, 2015, $27.2 million as of December 31, 2014, and $43.1 million as of March 31, 2014.

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

Other Market Risk

The Company does have minimal foreign currency risk as a result of foreign exchange contracts. See Note 8 “Commitments, Contingencies and Guarantees” in the notes to the Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans decreased $1.0 million to $29.2 million at March 31, 2015, compared to March 31, 2014 and increased $1.8 million, compared to December 31, 2014.

The Company had $0.5 million of other real estate owned as of March 31, 2015, compared to $0.4 million as of December 31, 2014, and $1.3 million as of March 31, 2014. Loans past due more than 90 days totaled $5.2 million as of March 31, 2015, compared to $3.8 million at December 31, 2014, and $5.1 million at March 31, 2014.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $7.7 million of restructured loans at March 31, 2015, $9.3 million at December 31, 2014, and $12.1 million at March 31, 2014.

Table 13 summarizes the various aspects of credit quality discussed above.

Table 13

LOAN QUALITY (dollars in thousands)

	March 31,		December 31,
	2015	2014	2014
Nonaccrual loans	$21,902	$18,423	$18,660
Restructured loans	7,285	11,730	8,722

Total nonperforming loans	29,187	30,153	27,382
Other real estate owned	500	1,286	394

Total nonperforming assets	$29,687	$31,439	$27,776

Loans past due 90 days or more	$5,170	$5,101	$3,830
Restructured loans accruing	397	343	583
Allowance for Loan Losses	77,479	75,514	76,140

Ratios
Nonperforming loans as a % of loans	0.39%	0.45%	0.37%
Nonperforming assets as a % of loans plus other real estate owned	0.40	0.47	0.37
Nonperforming assets as a % of total assets	0.18	0.20	0.16
Loans past due 90 days or more as a % of loans	0.07	0.08	0.05
Allowance for Loan Losses as a % of loans	1.03	1.12	1.02
Allowance for Loan Losses as a multiple of nonperforming loans	2.65x	2.50x	2.78x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $7.1 billion of high-quality securities available for sale and held to maturity.

Securities available for sale with a market value of $4.9 billion at March 31, 2015 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.2 billion at March 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

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

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2015 was $7.3 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at March 31, 2015.

The Company is a member bank of the FHLB of Des Moines. The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company has access to borrow up to $510.0 million through these advances as of March 31, 2015. However, the Company had no outstanding FHLB advances as of March 31, 2015.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2015.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2015	20,859	$54.12	20,859	1,928,599

February 1-February 28, 2015	78,157	50.22	78,157	1,850,442

March 1-March 31, 2015	4,908	52.01	4,908	1,845,534

Total	103,924	$51.08	103,924

On April 22, 2014, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 28, 2015. On April 28, 2015, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 26, 2016. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation restated as of April 25, 2006. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 9, 2006.

3.2	Bylaws, amended and restated as of January 28, 2014, incorporated by reference to Exhibit 3 (ii).2 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2014.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance filed herewith.

101.SCH	XBRL Taxonomy Extension Schema filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation filed herewith.

101.DEF	XBRL Taxonomy Extension Definition filed herewith.

101.LAB	XBRL Taxonomy Extension Labels filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Chief Financial Officer
Chief Accounting Officer

Date: May 5, 2015