Form 10-Q
period 2015-06-30
UMB FINANCIAL CORP
filed 2015-08-04
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, UMB Financial Corporation had 49,312,382 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Loans:	$8,916,128	$7,465,794
Allowance for loan losses	(77,721)	(76,140)

Net loans	8,838,407	7,389,654

Loans held for sale	2,819	624
Securities:
Available for sale	6,925,115	6,911,936
Held to maturity (fair value of $475,391 and $304,112, respectively)	446,881	278,054
Trading securities	36,616	27,203
Other securities	77,800	68,474

Total investment securities	7,486,412	7,285,667

Federal funds sold and securities purchased under agreements to resell	91,326	118,105
Interest-bearing due from banks	698,940	1,539,386
Cash and due from banks	490,171	444,299
Premises and equipment, net	279,996	257,835
Accrued income	84,979	79,297
Goodwill	228,217	209,758
Other intangibles, net	53,649	43,991
Other assets	163,811	132,344

Total assets	$18,418,727	$17,500,960

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,887,525	$5,643,989
Interest-bearing demand and savings	7,303,306	6,709,281
Time deposits under $100,000	479,820	424,925
Time deposits of $100,000 or more	825,995	838,664

Total deposits	14,496,646	13,616,859
Federal funds purchased and repurchase agreements	1,774,435	2,025,132
Long-term debt	88,346	8,810
Accrued expenses and taxes	155,246	180,074
Other liabilities	46,998	26,327

Total liabilities	16,561,671	15,857,202

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 49,288,971 and 45,532,188 shares outstanding, respectively	55,057	55,057
Capital surplus	1,009,965	894,602
Retained earnings	1,005,563	963,911
Accumulated other comprehensive loss	(2,141)	11,006
Treasury stock, 5,767,759 and 9,524,542 shares, at cost, respectively	(211,388)	(280,818)

Total shareholders’ equity	1,857,056	1,643,758

Total liabilities and shareholders’ equity	$18,418,727	$17,500,960

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans	$71,396	$60,309	$135,628	$119,209
Securities:
Taxable interest	19,163	19,021	37,971	37,982
Tax-exempt interest	10,607	9,798	20,522	19,705

Total securities income	29,770	28,819	58,493	57,687
Federal funds and resell agreements	151	46	202	79
Interest-bearing due from banks	434	466	1,286	1,589
Trading securities	133	149	228	272

Total interest income	101,884	89,789	195,837	178,836

INTEREST EXPENSE
Deposits	3,522	3,092	6,570	6,151
Federal funds and repurchase agreements	470	454	962	935
Other	532	73	587	135

Total interest expense	4,524	3,619	8,119	7,221

Net interest income	97,360	86,170	187,718	171,615
Provision for loan losses	5,000	5,000	8,000	9,500

Net interest income after provision for loan losses	92,360	81,170	179,718	162,115

NONINTEREST INCOME
Trust and securities processing	67,381	73,357	134,680	144,920
Trading and investment banking	5,568	6,409	11,690	10,732
Service charges on deposit accounts	21,625	20,627	43,166	42,185
Insurance fees and commissions	586	732	1,156	1,335
Brokerage fees	2,936	3,075	5,790	4,890
Bankcard fees	18,035	17,185	34,218	32,808
Gain on sales of securities available for sale, net	967	2,569	8,303	4,039
Equity (loss) earnings on alternative investments	(1,125)	3,462	(1,967)	5,992
Other	3,577	6,585	7,721	10,064

Total noninterest income	119,550	134,001	244,757	256,965

NONINTEREST EXPENSE
Salaries and employee benefits	99,585	89,532	198,122	178,413
Occupancy, net	10,312	9,705	20,322	19,410
Equipment	15,410	12,920	29,582	25,583
Supplies and services	4,603	5,554	8,928	10,191
Marketing and business development	6,530	6,307	11,148	10,909
Processing fees	12,654	14,817	25,437	28,468
Legal and consulting	5,917	4,632	10,295	8,004
Bankcard	4,953	4,997	9,721	8,685
Amortization of other intangible assets	2,569	3,074	5,324	6,176
Regulatory fees	2,873	2,709	5,629	5,225
Contingency reserve	—	5,272	—	20,272
Other	6,558	6,682	11,869	16,796

Total noninterest expense	171,964	166,201	336,377	338,132

Income before income taxes	39,946	48,970	88,098	80,948
Income tax expense	9,732	14,298	24,119	22,863

NET INCOME	$30,214	$34,672	$63,979	$58,085

PER SHARE DATA
Net income - basic	$0.65	$0.77	$1.40	$1.30
Net income - diluted	0.65	0.76	1.39	1.28
Dividends	0.235	0.225	0.470	0.450
Weighted average shares outstanding - basic	46,240,869	44,823,370	45,624,276	44,782,944
Weighted average shares outstanding - diluted	46,611,096	45,421,148	46,029,978	45,409,289

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$30,214	$34,672	$63,979	$58,085
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Change in unrealized holding (losses) gains, net	(45,553)	50,910	(12,877)	83,369
Less: Reclassifications adjustment for gains included in net income	(967)	(2,569)	(8,303)	(4,039)

Change in unrealized (losses) gains on securities during the period	(46,520)	48,341	(21,180)	79,330
Income tax benefit (expense)	17,569	(18,143)	8,033	(29,789)

Other comprehensive (loss) income	(28,951)	30,198	(13,147)	49,541

Comprehensive income	$1,263	$64,870	$50,832	$107,626

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance - January 1, 2014	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065
Total comprehensive income			58,085	49,541		107,626
Dividends ($0.45 per share)	—	—	(20,447)	—	—	(20,447)
Purchase of treasury stock	—	—	—	—	(3,165)	(3,165)
Issuance of equity awards	—	(3,395)	—	—	3,865	470
Recognition of equity based compensation	—	4,733	—	—	—	4,733
Net tax benefit related to equity compensation plans	—	1,202	—	—	—	1,202
Sale of treasury stock	—	300	—	—	159	459
Exercise of stock options		1,839	—	—	2,560	4,399

Balance – June 30, 2014	$55,057	$887,086	$922,268	$16,901	$(279,970)	$1,601,342

Balance - January 1, 2015	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758
Total comprehensive income			63,979	(13,147)		50,832
Dividends ($0.47 per share)	—	—	(22,327)	—	—	(22,327)
Purchase of treasury stock	—	—	—	—	(5,379)	(5,379)
Issuance of equity awards	—	(5,509)	—	—	5,969	460
Recognition of equity based compensation	—	5,779	—	—	—	5,779
Net tax benefit related to equity compensation plans	—	664	—	—	—	664
Sale of treasury stock	—	306	—	—	197	503
Exercise of stock options	—	1,488	—	—	1,541	3,029
Common stock issuance for acquisition	—	112,635	—	—	67,102	179,737

Balance – June 30, 2015	$55,057	$1,009,965	$1,005,563	$(2,141)	$(211,388)	$1,857,056

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net Income	$63,979	$58,085
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,000	9,500
Depreciation and amortization	24,027	22,654
Deferred income tax benefit	(2,577)	(4,361)
Net increase in trading securities	(7,446)	(4,012)
Gains on sales of securities available for sale, net	(8,303)	(4,039)
Losses (gains) on sales of assets	5	(3,234)
Amortization of securities premiums, net of discount accretion	26,465	25,889
Originations of loans held for sale	(59,422)	(32,342)
Net gains on sales of loans held for sale	(827)	(495)
Proceeds from sales of loans held for sale	58,054	31,038
Equity based compensation	6,239	5,203
Advance payment on contingency reserve	—	6,000
Changes in:
Accrued income	(1,927)	4,411
Accrued expenses and taxes	(13,179)	(9,043)
Other assets and liabilities, net	12,647	(14,676)

Net cash provided by operating activities	105,735	90,578

Investing Activities
Proceeds from maturities of securities held to maturity	26,663	7,761
Proceeds from sales of securities available for sale	705,238	409,804
Proceeds from maturities of securities available for sale	645,959	791,895
Purchases of securities held to maturity	(198,352)	(48,830)
Purchases of securities available for sale	(1,238,323)	(1,079,530)
Net increase in loans	(473,924)	(409,806)
Net decrease in fed funds sold and resell agreements	37,111	4,366
Net increase in interest bearing balances due from other financial institutions	19,200	(79,772)
Purchases of premises and equipment	(29,479)	(19,261)
Net cash activity from acquisitions and branch sales	104,539	(18,111)
Proceeds from sales of premises and equipment	117	4,747

Net cash used in investing activities	(401,251)	(436,737)

Financing Activities
Net increase (decrease) in demand and savings deposits	239,367	(1,024,246)
Net decrease in time deposits	(303,635)	(421,900)
Net (decrease) increase in fed funds purchased and repurchase agreements	(250,697)	24,076
Net decrease in short-term debt	(112,133)	(107)
Proceeds from long-term debt	—	1,820
Repayment of long-term debt	(10,580)	(1,130)
Payment of contingent consideration on acquisitions	(18,702)	(13,725)
Cash dividends paid	(22,295)	(20,433)
Net tax benefit related to equity compensation plans	664	1,202
Proceeds from exercise of stock options and sales of treasury shares	3,532	4,858
Purchases of treasury stock	(5,379)	(3,165)

Net cash used in financing activities	(479,858)	(1,452,750)

Decrease in cash and cash equivalents	(775,374)	(1,798,909)
Cash and cash equivalents at beginning of period	1,787,230	2,582,428

Cash and cash equivalents at end of period	$1,011,856	$783,519

Supplemental Disclosures:
Income taxes paid	$25,089	$26,118
Total interest paid	7,360	7,427
Transactions related to bank acquisitions
Assets acquired	1,321,322	—
Liabilities assumed	1,160,044	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

2. Summary of Significant Accounting Policies

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, Minnesota, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is provided in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2015 and June 30, 2014 (in thousands):

	June 30,
	2015	2014
Due from the Federal Reserve	$521,685	$143,641
Cash and due from banks	490,171	639,878

Cash and cash equivalents at end of period	$1,011,856	$783,519

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $177.3 million and $111.8 million at June 30, 2015 and June 30, 2014, respectively.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 370,227 and 597,778 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2015 and 2014, respectively. Diluted year-to-date income per share includes the dilutive effect of 405,702 and 626,345 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2015 and 2014, respectively.

Options issued under employee benefits plans to purchase 495,366 shares of common stock were outstanding at June 30, 2015, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefits plans to purchase 253,149 shares of common stock were outstanding at June 30, 2014, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

3. New Accounting Pronouncements

Accounting for Investments in Qualified Affordable Housing Projects In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Regardless of whether the reporting entity chooses to elect the proportional amortization method, this ASU introduces new recurring disclosures about all investments in qualified affordable housing projects. The ASU was effective January 1, 2015, and the adoption of this accounting pronouncement did not have a significant impact on the Company’s consolidated financial statements or financial statement disclosures.

Reclassification of Residential Real Estate Loans In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendment is intended to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real stated property recognized. The ASU was effective January 1, 2015, and the adoption of this accounting pronouncement did not have a significant impact on the Company’s consolidated financial statements.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

Asset-based loans are offered primarily in the form of revolving lines of credit to commercial borrowers that do not generally qualify for traditional bank financing. Asset-based loans are underwritten based primarily upon the value of the collateral pledged to secure the loan, rather than on the borrower’s general financial condition as traditionally reflected by cash flow, balance sheet strength, operating results, and credit bureau ratings. The Company utilizes proven pre-loan due diligence techniques, monitoring disciplines, and loan management practices common within the asset-based lending industry to underwrite loans to these borrowers.

Factoring loans provide working capital through the purchase and/or financing of accounts receivable to borrowers in the transportation industry and to commercial borrowers that do not generally qualify for traditional bank financing. Credit risk is a potential loss resulting from nonpayment of either primary or secondary exposure. Credit risk is mitigated with formal risk management practices and a thorough initial credit-granting process including consistent underwriting standards and approval process. Control factors or techniques to minimize credit risk include knowing the client, understanding total exposure, analyzing the client and debtor’s financial capacity, and monitoring the clients’ activities. Credit risk and portions of the portfolio risk are managed through concentration considerations, average risk ratings, and other aggregate characteristics. It is necessary that policies, processes and practices implemented to control the risks of individual credit transactions and portfolio segments are sound and adhered to. Authority levels are established for the extension of credit to ensure consistency throughout the Company.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

The loan portfolio is comprised of loans originated by the Company and purchased loans in connection with the Company’s acquisition of Marquette Financial Companies (Marquette) on May 31, 2015 (Acquisition Date). The purchased loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. The purchased loans were segregated between those considered to be performing, non-purchased credit impaired loans (Non-PCI) and those with evidence of credit deterioration, purchased credit impaired loans (PCI). Purchased loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected.

At Acquisition Date, gross loans purchased from the Marquette acquisition had a fair value of $980.3 million split between Non-PCI loans totaling $972.5 million and PCI loans totaling $7.8 million of loans. The gross contractually required principal and interest payments receivable for the Non-PCI loans and PCI loans totaled $983.9 million and $9.3 million, respectively.

The fair value estimates for purchased loans are based on expected prepayments and the amount and timing of discounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value. In determining the Acquisition Date fair value of PCI loans, and in subsequent accounting, the Company generally aggregated purchased commercial, real estate, consumer, and lease loans into pools of loans with common risk characteristics.

The difference between the fair value of Non-PCI loans and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loans. Contractual amounts due represent the total undiscounted amount of all uncollected principal and interest payments.

Loans accounted for under ASC Topic 310-30

The excess of PCI loans’ contractual amounts due over the amount of it undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the PCI loans. The excess cash flows expected to be collected over the carrying amount of PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the purchased loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the PCI loans.

Each quarter the Company evaluates the remaining contractual amounts due and estimates cash flows expected to be collected over the life of the PCI loans. Contractual amounts due may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on PCI loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Date. Prepayments affect the estimated lives of loans and could change the amount of interest income, and possibly principal, expected to be collected. In re-forecasting future estimated cash flows, credit loss expectations are adjusted as necessary. The adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not reforecasted, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

Increases in expected cash flows of PCI loans subsequent to the Acquisition Date are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. At June 30, 2015, the net recorded carrying amount of loans accounted for under ASC 310-30 was $7.7 million and the contractual amount due was $9.1 million.

Information about the PCI loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of May 31, 2015 is as follows (in thousands):

PCI Loans:	At May 31, 2015
Contractually required principal and interest at acquisition	$9,282
Non-accretable difference	(1,307)

Expected cash flows at acquisition	7,975
Accretable yield	(164)

Fair value of purchased loans	$7,811

Below is the composition of the net book value for the PCI loans accounted for under ASC 310-30 at June 30, 2015 (in thousands):

PCI Loans:	June 30, 2015
Contractual cash flows	$9,101
Non-accretable difference	(1,307)
Accretable yield	(102)

Loans accounted for under ASC 310-30	$7,692

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015

	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$11,249	$629	$19,322	$31,200	$2,490	$4,098,881	$4,132,571
Asset-based	—	—	—	—	—	211,302	211,302
Factoring	12,892	188	—	13,080	—	96,132	109,212
Commercial – credit card	285	94	25	404	—	126,122	126,526
Real estate:
Real estate – construction	1,719	—	813	2,532	532	392,784	395,848
Real estate – commercial	3,643	575	9,276	13,494	1,934	2,372,129	2,387,557
Real estate – residential	2,279	198	2,250	4,727	—	428,560	433,287
Real estate – HELOC	76	—	3,998	4,074	47	694,693	698,814
Consumer:
Consumer – credit card	1,789	1,709	679	4,177	—	282,301	286,478
Consumer – other	2,627	4,252	1,286	8,165	2,689	83,606	94,460
Leases	—	—	—	—	—	40,073	40,073

Total loans	$36,559	$7,645	$37,649	$81,853	$7,692	$8,826,583	$8,916,128

June 30, 2015

	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$2,490	$—	$2,490
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	532	—	532
Real estate – commercial	—	1,934	—	1,934
Real estate – residential	—	—	—	—
Real estate – HELOC	—	47	—	47
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	171	20	2,498	2,689
Leases	—	—	—	—

Total PCI loans	$171	$5,023	$2,498	$7,692

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include troubled debt restructurings on non-accrual status. Loan delinquency for all loans is shown in the tables above at June 30, 2015 and December 31, 2014, respectively.

Non-PCI loans that become nonperforming are put on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

The Company has ceased the recognition of interest on loans with a carrying value of $37.6 million and $27.4 million at June 30, 2015 and December 31, 2014, respectively. Restructured loans totaled $27.0 million and $9.3 million at June 30, 2015 and December 31, 2014, respectively. Loans 90 days past due and still accruing interest amounted to $7.6 million and $3.8 million at June 30, 2015 and December 31, 2014, respectively. There was an insignificant amount of interest recognized on impaired loans during 2015 and 2014.

The Company sold residential real estate loans with a face value of $58.1 million and $31.0 million in the secondary market without recourse during the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at June 30, 2015 and December 31, 2014 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

Originated and Non-PCI Loans

	Commercial		Asset-based		Factoring
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Non-watch list	$3,863,331	$3,532,611	$168,138	$—	$105,116	$—
Watch	55,914	72,283	—	—	—	—
Special Mention	82,110	98,750	40,740	—	—	—
Substandard	128,726	110,365	2,424	—	4,096	—

Total	$4,130,081	$3,814,009	$211,302	$—	$109,212	$—

	Real estate-construction		Real estate-commercial
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Non-watch list	$392,754	$253,895	$2,297,846	$1,780,323
Watch	716	181	38,451	31,984
Special Mention	—	756	17,597	8,691
Substandard	1,846	1,174	31,729	45,303

Total	$395,316	$256,006	$2,385,623	$1,866,301

Credit Exposure

Credit Risk Profile Based on Payment Activity

Originated and Non-PCI Loans

	Commercial-credit card		Real estate-residential		Real estate-HELOC
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$126,501	$115,672	$431,037	$319,265	$694,769	$643,567
Non-performing	25	37	2,250	562	3,998	19

Total	$126,526	$115,709	$433,287	$319,827	$698,767	$643,586

	Consumer-credit card		Consumer-other		Leases
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$285,799	$309,736	$90,485	$100,900	$40,073	$39,090
Non-performing	679	560	1,286	70	—	—

Total	$286,478	$310,296	$91,771	$100,970	$40,073	$39,090

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class accounted for under ASC 310-30 at June 30, 2015 and December 31, 2014 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

PCI Loans

	Commercial		Real estate-construction		Real estate-commercial
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Non-watch list	$1,039	$—	$—	$—	$—	$—
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	1,451	—	532	—	1,934	—

Total	$2,490	$—	$532	$—	$1,934	$—

Credit Exposure

Credit Risk Profile Based on Payment Activity

PCI Loans

	Real estate-HELOC		Consumer-other
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$47	$—	$2,689	$—
Non-performing	—	—	—	—

Total	$47	$—	$2,689	$—

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

Generally, the unsecured portion of a commercial or commercial real estate loan is charged off when, after analyzing the borrower’s financial condition, it is determined that the borrower is incapable of servicing the debt, little or no prospect for near term improvement exists, and no realistic and significant strengthening action is pending. For collateral-dependent commercial or commercial real estate loans, an analysis is completed regarding the Company’s collateral position to determine if the amounts due from the borrower are in excess of the calculated current fair value of the collateral. Specific allocations of the allowance for loan losses are made for any collateral deficiency. If a collateral deficiency is ultimately deemed to be uncollectible, the amount is charged off. Revolving commercial loans (such as commercial credit cards) which are past due 90 cumulative days are classified as a loss and charged off.

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

In accordance with purchase accounting rules, purchased loans were recorded at fair value at the Acquisition Date and the prior allowance was eliminated. No allowance has been established on these purchased loans through June 30, 2015.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,659	$11,912	$9,780	$128	$77,479
Charge-offs	(3,088)	(68)	(2,446)	—	(5,602)
Recoveries	89	77	678	—	844
Provision	6,718	(3,029)	1,276	35	5,000

Ending balance	$59,378	$8,892	$9,288	$163	$77,721

	Six Months Ended June 30, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(3,500)	(100)	(5,150)	—	(8,750)
Recoveries	899	92	1,340	—	2,331
Provision	6,630	(1,825)	3,177	18	8,000

Ending balance	$59,378	$8,892	$9,288	$163	$77,721

Ending balance: individually evaluated for impairment	$1,266	$295	$—	$—	$1,561
Ending balance: collectively evaluated for impairment	58,112	8,597	9,288	163	76,160
Loans:
Ending balance: loans	$4,579,611	$3,915,506	$380,938	$40,073	$8,916,128
Ending balance: individually evaluated for impairment	32,818	9,113	1,240	—	43,171
Ending balance: collectively evaluated for impairment	4,546,793	3,906,393	379,698	40,073	8,872,957

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$36,941	$20,925	$11,893	$32,818	$1,266	$21,239
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,453	813	121	934	59	960
Real estate – commercial	6,254	3,960	1,579	5,539	236	8,930
Real estate – residential	2,544	2,410	—	2,410	—	1,433
Real estate – HELOC	255	230	—	230	—	77
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	1,240	1,240	—	1,240	—	414
Leases	—	—	—	—	—	—

Total	$48,687	$29,578	$13,593	$43,171	$1,561	$33,053

	As of December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$21,758	$13,928	$3,132	$17,060	$972	$16,022
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,540	983	—	983	—	939
Real estate – commercial	9,546	4,454	3,897	8,351	935	11,298
Real estate – residential	1,083	909	—	909	—	1,006
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	1	1	—	1	—	12
Leases	—	—	—	—	—	—

Total	$33,928	$20,275	$7,029	$27,304	$1,907	$29,277

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

PCI loans are not subject to individual evaluation for impairment and are not reported as impaired loans based on PCI loan accounting.

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

Purchased loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. No purchased loans were modified as troubled debt restructurings after the Acquisition Date.

The Company had $293 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. During the six month period ended June 30, 2015, the Company had one commercial real estate loan classified as a TDR with a payment default totaling $178 thousand. A specific valuation allowance for the full amount of this loan had previously been established within the Company’s allowance for loan losses, and this loan was charged off against the allowance for loan losses during the current period.

This table provides a summary of loans restructured by class during the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	14	$19,463	$19,463	14	$19,463	$19,463
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	1	121	121	1	121	121
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	15	$19,584	$19,584	15	$19,584	$19,584

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

This table provides a summary of loans restructured by class during the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—	1	$469	$469
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	3	210	234	3	210	234
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	3	$210	$234	4	$679	$703

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2015 and December 31, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
U.S. Treasury	$353,174	$747	$(6)	$353,915
U.S. Agencies	807,484	1,162	(491)	808,155
Mortgage-backed	3,535,277	20,064	(31,050)	3,524,291
State and political subdivisions	2,151,526	18,032	(11,460)	2,158,098
Corporates	81,122	27	(493)	80,656

Total	$6,928,583	$40,032	$(43,500)	$6,925,115

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
U.S. Treasury	$519,484	$501	$(525)	$519,460
U.S. Agencies	991,084	780	(1,175)	990,689
Mortgage-backed	3,276,009	28,470	(26,875)	3,277,604
State and political subdivisions	1,983,549	22,973	(5,165)	2,001,357
Corporates	124,096	—	(1,270)	122,826

Total	$6,894,222	$52,724	$(35,010)	$6,911,936

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at June 30, 2015 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$638,122	$639,044
Due after 1 year through 5 years	1,811,855	1,821,535
Due after 5 years through 10 years	863,778	862,706
Due after 10 years	79,551	77,539

Total	3,393,306	3,400,824
Mortgage-backed securities	3,535,277	3,524,291

Total securities available for sale	$6,928,583	$6,925,115

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2015, proceeds from the sales of securities available for sale were $705.2 million compared to $409.8 million for the same period in 2014. Securities transactions resulted in gross realized gains of $8.4 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively. The gross realized losses for the six months ended June 30, 2015 and 2014 were $48 thousand and $11 thousand, respectively.

Securities available for sale with a market value of $5.6 billion at June 30, 2015 and $5.7 billion at December 31, 2014 were pledged to secure U.S. Government deposits, other public deposits, and certain trust deposits as required by law. Of this amount, securities with a market value of $1.5 billion at June 30, 2015 and $1.2 billion at December 31, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$9,965	$(6)	$—	$—	$9,965	$(6)
U.S. Agencies	104,031	(176)	64,711	(315)	168,742	(491)
Mortgage-backed	1,503,100	(16,552)	399,744	(14,498)	1,902,844	(31,050)
State and political subdivisions	875,725	(9,166)	73,175	(2,294)	948,900	(11,460)
Corporates	17,831	(73)	51,045	(420)	68,876	(493)

Total temporarily- impaired debt securities available for sale	$2,510,652	$(25,973)	$588,675	$(17,527)	$3,099,327	$(43,500)

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

December 31, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$236,591	$(329)	$14,863	$(196)	$251,454	$(525)
U.S. Agencies	387,999	(689)	81,593	(486)	469,592	(1,175)
Mortgage-backed	727,142	(8,370)	616,044	(18,504)	1,343,186	(26,874)
State and political subdivisions	401,934	(1,406)	226,678	(3,760)	628,612	(5,166)
Corporates	36,655	(243)	86,171	(1,027)	122,826	(1,270)

Total temporarily- impaired debt securities available for sale	$1,790,321	$(11,037)	$1,025,349	$(23,973)	$2,815,670	$(35,010)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at June 30, 2015 and December 31, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
State and political subdivisions	$446,881	$28,510	$—	$475,391

December 31, 2014

State and political subdivisions	$278,054	$26,058	$—	$304,112

The following table presents contractual maturity information for securities held to maturity at June 30, 2015 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$2,157	$2,295
Due after 1 year through 5 years	74,653	79,416
Due after 5 years through 10 years	284,028	302,148
Due after 10 years	86,043	91,532

Total securities held to maturity	$446,881	$475,391

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first six months of 2015 or 2014.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at June 30, 2015 and June 30, 2014 were $156 thousand and $41 thousand, respectively, and were included in trading and investment banking income on the Consolidated Statements of Income.

Other Securities

The table below provides detailed information for Federal Reserve Bank stock and other securities at June 30, 2015 and December 31, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
FRB and FHLB stock	$37,300	$—	$—	$37,300
Other securities – marketable	—	17,031	—	17,031
Other securities – non-marketable	21,939	1,609	(79)	23,469

Total Federal Reserve Bank stock and other	$59,239	$18,640	$(79)	$77,800

December 31, 2014
FRB and FHLB stock	$26,279	$—	$—	$26,279
Other securities – marketable	—	16,668	—	16,668
Other securities – non-marketable	21,669	3,937	(79)	25,527

Total Federal Reserve Bank stock and other	$47,948	$20,605	$(79)	$68,474

Investment in Federal Reserve Bank (FRB) stock is based on the capital structure of the investing bank, and investment in Federal Home Loan Bank (FHLB) stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $17.0 million at June 30, 2015 and $16.7 million at December 31, 2014. The fair value of other non-marketable securities includes alternative investment securities of $2.4 million at June 30, 2015 and $8.5 million at December 31, 2014. Unrealized gains or losses on alternative investments are recognized in the Equity earnings on alternative investments line of the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2015 and December 31, 2014 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2015	$142,753	$47,529	$19,476	$209,758
Acquisition of Marquette Financial Companies	18,459	—	—	18,459

Balances as of June 30, 2015	$161,212	$47,529	$19,476	$228,217

Balances as of January 1, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2014	$142,753	$47,529	$19,476	$209,758

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

Following are the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$33,186	$3,311
Core deposit – Marquette Acquisition	10,931	153	10,778
Customer relationships	104,560	69,503	35,057
Customer Relationships – Marquette Acquisition	3,100	29	3,071
Other intangible assets	3,247	2,726	521
Other intangible assets – Marquette Acquisition	951	40	911

Total intangible assets	$159,286	$105,637	$53,649

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$32,721	$3,776
Customer relationships	104,560	64,980	39,580
Other intangible assets	3,247	2,612	635

Total intangible assets	$144,304	$100,313	$43,991

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Aggregate amortization expense	$2,569	$3,074	$5,324	$6,176

Estimated amortization expense of intangible assets on future years (in thousands):

For the six months ending December 31, 2015	$5,854
For the year ending December 31, 2016	11,069
For the year ending December 31, 2017	9,549
For the year ending December 31, 2018	7,160
For the year ending December 31, 2019	6,370
For the year ending December 31, 2020	5,624

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

7. Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at June 30, 2015. Previously reported results have been reclassified to conform to the current organizational structure.

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

Payment Solutions provides consumer and commercial credit and debit cards, prepaid debit card solutions, healthcare services, and institutional cash management. Healthcare services include health savings account and flexible savings account products for healthcare providers, third-party administrators and large employers.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30, 2015
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$82,758	$13,599	$—	$1,003	$97,360
Provision for loan losses	2,612	2,388	—	—	5,000
Noninterest income	47,548	23,293	25,684	23,025	119,550
Noninterest expense	107,293	26,399	18,285	19,987	171,964

Income before taxes	20,401	8,105	7,399	4,041	39,946
Income tax expense	4,915	2,046	1,785	986	9,732

Net income	$15,486	$6,059	$5,614	$3,055	$30,214

Average assets	$13,423,000	$2,980,000	$70,000	$940,000	$17,413,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Three Months Ended June 30, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$72,481	$12,390	$(1)	$1,300	$86,170
Provision for loan losses	2,686	2,314	—	—	5,000
Noninterest income	56,024	21,201	33,999	22,777	134,001
Noninterest expense	100,788	24,506	22,053	18,854	166,201

Income before taxes	25,031	6,771	11,945	5,223	48,970
Income tax expense	7,482	1,931	3,389	1,496	14,298

Net income	$17,549	$4,840	$8,556	$3,727	$34,672

Average assets	$12,008,000	$2,148,000	$69,000	$1,393,000	$15,618,000

	Six Months Ended June 30, 2015
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$158,085	$27,632	$1	$2,000	$187,718
Provision for loan losses	4,211	3,789	—	—	8,000
Noninterest income	99,099	46,432	52,768	46,458	244,757
Noninterest expense	207,861	51,062	36,227	41,227	336,377

Income before taxes	45,112	19,213	16,542	7,231	88,098
Income tax expense	12,313	5,373	4,511	1,922	24,119

Net income	$32,799	$13,840	$12,031	$5,309	$63,979

Average assets	$13,089,000	$3,031,000	$72,000	$932,000	$17,124,000

	Six Months Ended June 30, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$143,602	$24,778	$(3)	$3,238	$171,615
Provision for loan losses	5,112	4,388	—	—	9,500
Noninterest income	103,458	41,420	68,094	43,993	256,965
Noninterest expense	208,337	45,453	47,943	36,399	338,132

Income before taxes	33,611	16,357	20,148	10,832	80,948
Income tax expense	9,801	4,524	5,532	3,006	22,863

Net income	$23,810	$11,833	$14,616	$7,826	$58,085

Average assets	$12,204,000	$2,023,000	$71,000	$1,767,000	$16,065,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

8. Acquisition

On May 31, 2015, the Company acquired 100% of the outstanding common shares of Marquette Financial Companies. Marquette was a privately held financial services company with a portfolio of businesses and operates thirteen branches in Arizona and Texas, two national commercial specialty-lending businesses focused on asset-based lending and accounts receivable factoring, as well as an asset-management firm. As a result of the acquisition, the Company expects to increase its presence in Arizona and Texas and supplement the Company’s commercial-banking services with factoring and asset-based lending businesses. As of the close of trading on the Acquisition Date, the beneficial owners of Marquette received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at that date (approximately 3.47 million shares total). The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing stock price of $51.79 on May 29, 2015. The transaction was accounted for using the purchased method of accounting in accordance with Financial Accounting Standards Board (FASB) ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

The following table summarizes the net assets acquired (at fair value) and consideration transferred for Marquette (in thousands, except for per share data):

Assets
Loans	$980,250
Investment securities	177,803
Cash and due from banks	104,539
Premises and equipment, net	11,508
Identifiable intangible assets	14,982
Other assets	32,240

Total Assets Acquired	$1,321,322

Liabilities
Noninterest-bearing deposits	$235,426
Interest-bearing deposits	708,629
Short-term debt	112,133
Long-term debt	89,971
Other liabilities	13,885

Total liabilities assumed	$1,160,044
Net identifiable assets acquired	$161,278
Preliminary goodwill	18,459

Net assets acquired	$179,737

Consideration:
Company’s common shares issued	3,470
Purchase price per share of the Company’s common stock	$51.79

Fair value of total consideration transferred	$179,737

In the acquisition, the Company purchased $980.3 million of loans at fair value. All non-performing loans and select other classified loan relationships considered by management to be credit impaired are accounted for pursuant to ASC Topic 310-30, as previously discussed within Note 4, “Loans and Allowance for Loan Losses.”

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

The Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of the Acquisition Date payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that have issued trust preferred securities. The interest rate on the trust preferred securities issued by Marquette Capital Trust II are fixed at 6.30 percent until January 2016, and then reset each quarter at a variable rate tied to the three-month London Interbank Offered Rate (LIBOR) rate plus 133 basis points thereafter. Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The amount of goodwill arising from the acquisition reflects the Company’s increased market share and related synergies that are expected to result from combining the operations of UMB and Marquette. All of the goodwill was assigned to the Bank segment. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. As the Company acquired tax deductible goodwill in excess of the amount reported in the consolidated financial statements, the goodwill is expected to be deductible for tax. The fair value of the acquired identifiable intangible assets of $15.0 million is comprised of a core deposit intangible of $10.9 million, customer lists of $3.1 million and non-compete agreements of $1.0 million.

The fair value of the acquired assets and liabilities noted in the table above is provisional pending receipt of the final valuation for those assets and liabilities. During the provisional period, which may last up to twelve months subsequent to the acquisition date, the Company will obtain additional information to refine the valuation of the acquired assets and liabilities. The Company expects that some adjustments to the fair value of the acquired assets and liabilities will be recorded after June 30, 2015, although such adjustments are not expected to be significant.

The results of Marquette are included in the results of the Company subsequent to the Acquisition Date. Included in Salaries and employee benefits and Legal and consulting expenses in the Company’s Consolidated Statements of Income for the six months ending June 30, 2015 were $1.5 million of expenses related to the acquisition of Marquette.

The following pro forma information combines the historical results of Marquette and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma information below reflects adjustments made to exclude the impact of acquisition-related expenses of $1.5 million, amortization and accretion of purchase discounts and premiums of $402 thousand, and amortization of acquired identifiable intangibles of $220 thousand during the six month period ended June 30, 2015. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Marquette during the periods presented.

If the Marquette acquisition had been completed on January 1, 2014, total revenue would have been approximately $452.6 million and $460.7 million for the six month periods ended June 30, 2015 and June 30, 2014, respectively. Net income would have been approximately $62.9 million and $62.3 million, respectively, for the same periods. Basic earnings per share would have been $1.34 for both periods.

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy Marquette since the Acquisition Date due to the integration of operations shortly after the Acquisition Date. Accordingly, reliable and separate complete revenue and earnings information is no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be objectively made.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit, commercial letters of credit, and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30,	December 31,
	2015	2014
Commitments to extend credit for loans (excluding credit card loans)	$4,464,244	$3,509,841
Commitments to extend credit under credit card loans	2,851,533	2,690,752
Commercial letters of credit	6,403	1,334
Standby letters of credit	364,826	375,003
Futures contracts	5,200	—
Forward foreign exchange contracts	90,584	144,950
Spot foreign exchange contracts	6,390	14,721

10. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate assets and liabilities. The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets. This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2015 and December 31, 2014 (in thousands):

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Asset Derivatives		Liability Derivatives
Fair Value	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Interest Rate Products:	$6,437	$7,138	$6,635	$7,250
Derivatives not designated as hedging instruments
Derivatives designated as hedging instruments	757	—	240	285

Total	$7,194	$7,138	$6,875	$7,535

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2015, the Company had two interest rate swaps with a notional amount of $16.2 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2015, the Company recognized net gains of $7 thousand and $2 thousand, respectively, related to hedge ineffectiveness. During the three and six months ended June 30, 2014, the Company recognized net losses of $8 thousand and $18 thousand, respectively, related to hedge ineffectiveness.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2015, the Company had 34 interest rate swaps with an aggregate notional amount of $391.9 million related to this program. During the three and six months ended June 30, 2015, the Company recognized $20 thousand of net gains and $86 thousand of net losses, respectively, related to changes in fair value of these swaps. During the three and six months ended June 30, 2014, the Company recognized $31 thousand of net gains and $52 thousand of net losses, respectively, related to changes in the fair value of these swaps.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain (loss) recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability for the three and six months ended June 30, 2015 and June 30, 2014 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Rate Products
Derivatives not designated as hedging instruments	$20	$31	$(86)	$(52)

Total	$20	$31	$(86)	$(52)

Interest Rate Products
Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$121	$(116)	$6	$(235)
Fair value adjustments on hedged items	(114)	108	(4)	217

Total	$7	$(8)	$2	$(18)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2015 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $6.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

11. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

Assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at June 30, 2015
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$3,455	$3,455	$—	$—
U.S. Agencies	3,524	—	3,524	—
Mortgage-backed	5,464	—	5,464	—
State and political subdivisions	5,386	—	5,386	—
Trading - other	18,787	18,785	2	—

Trading securities	36,616	22,240	14,376	—

U.S. Treasury	353,915	353,915	—	—
U.S. Agencies	808,155	—	808,155	—
Mortgage-backed	3,524,291	—	3,524,291	—
State and political subdivisions	2,158,098	—	2,158,098	—
Corporates	80,656	80,656	—	—

Available for sale securities	6,925,115	434,571	6,490,544	—
Company-owned life insurance	27,488	—	27,488	—
Derivatives	7,194	—	7,194	—

Total	$6,996,413	$456,811	$6,539,602	$—

Liabilities
Deferred compensation	$34,310	$34,310	$—	$—
Contingent consideration liability	31,291	—	—	31,291
Derivatives	6,875	—	6,875	—

Total	$72,476	$34,310	$6,875	$31,291

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Fair Value Measurement at December 31, 2014
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

The following table reconciles the beginning and ending balances of the contingent consideration liability for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Beginning balance	$53,411	$46,201
Payment of contingent considerations on acquisitions	(18,702)	(13,725)
Contingency reserve	—	14,272
Fair value adjustments	(3,418)	5,279

Ending balance	$31,291	$52,027

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

The following table presents certain quantitative information about the significant unobservable input used in the fair value measurement for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Liabilities
Contingent consideration liability	Discounted cash flows	Revenue and expense growth percentage	(1%) - 102%

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

Valuation methods for instruments measured at fair value on a recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a recurring basis:

Securities Available for Sale and Investment Securities Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price or dealer quote is not available, fair value is estimated using quoted market prices for similar securities. Additionally, throughout the year if securities are sold, comparisons are made between the pricing services prices and the market prices at which the securities were sold. Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing services. Based on this research, the pricing services may affirm or revise their quoted price. No significant adjustments have been made to the prices provided by the pricing services. The pricing services also provide documentation on an ongoing basis that includes referenced data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate.

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

Contingent Consideration Liability The fair value of contingent consideration liabilities is derived from a discounted cash flow model of future contingent payments. The valuation of these liabilities is estimated by a collaborative effort of the Company’s mergers and acquisitions group, business unit management, and the corporate accounting group. These groups report primarily to the Company’s Chief Financial Officer. These future contingent payments are calculated based on estimates of future income and expense from each acquisition. These estimated cash flows are projected by the business unit management and reviewed by the mergers and acquisitions group. To obtain a current valuation of these projected cash flows, an expected present value technique is utilized to calculate a discount rate. The cash flow projections and discount rates are reviewed quarterly and updated as market conditions necessitate. Potential valuation adjustments are made as future income and expense projections for each acquisition are made which affect the calculation of the related contingent consideration payment. These adjustments are recorded through noninterest expense.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at June 30, 2015 Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
Impaired loans	$12,032	$—	$—	$12,032	$346
Other real estate owned	2,495	—	—	2,495	(18)

Total	$14,527	$—	$—	$14,527	$328

	Fair Value Measurement at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$5,122	$—	$—	$5,122	$2,345
Other real estate owned	208	—	—	208	—

Total	$5,330	$—	$—	$5,330	$2,345

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows (in millions):

	Fair Value Measurement at June 30, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,280.4	$1,202.6	$77.8	$—	$1,280.4
Securities available for sale	6,925.1	434.6	6,490.5	—	6,925.1
Securities held to maturity	446.9	—	475.4	—	475.4
Other securities	77.8	—	77.8	—	77.8
Trading securities	36.6	22.2	14.4	—	36.6
Loans (exclusive of allowance for loan loss)	8,918.9	—	8,946.2	—	8,946.2
Derivatives	7.2	—	7.2	—	7.2
FINANCIAL LIABILITIES
Demand and savings deposits	13,190.8	13,190.8	—	—	13,190.8
Time deposits	1,305.8	—	1,305.8	—	1,305.8
Other borrowings	1,774.4	41.4	1,733.0	—	1,774.4
Long-term debt	88.3	—	90.3	—	90.3
Derivatives	6.9	—	6.9	—	6.9
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2.3
Commercial letters of credit					0.1
Standby letters of credit					1.2

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

Securities held to maturity Fair value of held-to-maturity securities are estimated by discounting the future cash flows using current market rates.

Other securities Amount consists of FRB and FHLB stock held by the Company, PCM equity-method investments, and other miscellaneous investments. The fair value of FRB and FHLB stock is considered to be the carrying value as no readily determinable market exists for these investments because they can only be redeemed with the FRB or FHLB. The fair value of PCM marketable equity-method investments are based on quoted market prices used to estimate the value of the underlying investment. For non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2015 and 2014.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month and six-month periods ended June 30, 2015. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial statistics appearing elsewhere in this report and the Company’s Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

The Company focuses on the following four core strategies. Management believes these strategies will guide our efforts to achieve our vision to deliver the unparalleled customer experience, all while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategic objective is to expand the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations to diversify its sources of revenue. With diverse sources of revenues, the Company’s exposure to sustained low interest rates is reduced. During the second quarter of 2015, noninterest income decreased $14.5 million, or 10.8 percent, compared to the same period of 2014. The Company continues to emphasize its asset management, brokerage, bankcard services, health care services, and treasury management businesses. At June 30, 2015, noninterest income represented 55.1 percent of total revenues, compared to 60.9 percent at June 30, 2014.

The second strategic objective is a focus on net interest income through loan and deposit growth. During the second quarter of 2015, continued progress on this strategy was illustrated by an increase in net interest income of $11.2 million, or 13.0 percent, from the previous year. The Company has continued to show increased net interest income in a historically low rate environment through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet. On May 31, 2015 the previously announced merger with Marquette was completed adding earning assets with an acquired value of $1.2 billion to the Company’s balance sheet. Average earning assets increased by $1.4 billion, or 10.0 percent from June 30, 2014. The funding for these assets was driven primarily by a 11.1 percent increase in average interest-bearing liabilities. Average loan balances increased $1.2 billion, or 17.0 percent compared to the same period in 2014. Net interest margin and net interest spread, on a tax-equivalent basis, increased six and five basis points, respectively, compared to the same period in 2014.

The third strategic objective is a focus on improving operating efficiencies. At June 30, 2015, the Company had 117 banking centers and two wealth management offices. This includes the addition of the newly acquired Marquette locations. The Company continues to emphasize increasing its primary retail customer base by providing a broad offering of services through our existing branch network. These efforts have resulted in the total loans and deposits growth previously discussed. The integration of the Marquette operations will also be a target for improved efficiencies. The Company continues to invest in technological advances that will help management drive operating efficiencies in the future through improved data analysis and automation. The Company continues to evaluate core systems and will invest in enhancements that will yield operating efficiencies. The Company evaluates its cost structure for opportunities to moderate expense growth without sacrificing growth initiatives.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At June 30, 2015, the Company had $1.9 billion in total shareholders’ equity. This is an increase of $255.7 million, or 16.0 percent, compared to total shareholders’ equity at June 30, 2014. This increase is primarily attributable to the common stock issuance associated with the acquisition of Marquette of $179.7 million at May 31, 2015. At June 30, 2015, the Company had a total risk-based capital ratio of 13.77 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 105,218 shares at an average price of $51.12 per share during the first six months of 2015.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2015. The changes identified in the summary are explained in greater detail below. The Company recorded consolidated net income of $30.2 million for the three-month period ended June 30, 2015, compared to $34.7 million for the same period a year earlier. This represents a 12.9 percent decrease over the three-month period ended June 30, 2014. Basic earnings per share for the second quarter of 2015 were $0.65 per share ($0.65 per share fully-diluted) compared to $0.77 per share ($0.76 per share fully-diluted) for the second quarter of 2014. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2015 were 0.70 and 6.95 percent, respectively, compared to 0.89 and 8.77 percent for the three-month period ended June 30, 2014.

The Company recorded consolidated net income of $64.0 million for the six-month period ended June 30, 2015, compared to $58.1 million for the same period a year earlier. This represents a 10.1 percent increase over the six-month period ended June 30, 2014. Basic earnings per share for the six-month period ended June 30, 2015 were $1.40 per share ($1.39 per share fully-diluted) compared to $1.30 per share ($1.28 per share fully-diluted) for the same period in 2014. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2015 were 0.75 and 7.55 percent, respectively, compared to 0.73 and 7.48 percent for the same period in 2014.

Net interest income for the three and six-month periods ended June 30, 2015 increased $11.2 million, or 13.0 percent, and $16.1 million, or 9.4 percent, respectively, compared to the same periods in 2014. For the three-month period ended June 30, 2015, average earning assets increased by $1.4 billion, or 10.0 percent, and for the six-month period ended June 30, 2015, they increased by $0.9 billion, or 5.9 percent, compared to the same periods in 2014. Net interest margin, on a tax-equivalent basis, increased to 2.59 percent and 2.53 percent for the three and six-month periods ended June 30, 2015, compared to 2.53 percent and 2.45 percent for the same periods in 2014. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.3 million at May 31, 2015. Marquette also added interest-bearing liabilities with an acquired value of $910.7 million primarily from interest-bearing deposits of $708.6 million at May 31, 2015.

The provision for loan losses remained flat at $5.0 million for the three-month period ended June 30, 2015, and decreased by $1.5 million to $8.0 million for the six-month period ended June 30, 2015, compared to the same periods in 2014. This decrease is a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased to 0.87 percent as of June 30, 2015. As noted above, the Company added loans with an acquired value of $980.3 million with the acquisition of Marquette. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

Noninterest income decreased by $14.5 million, or 10.8 percent, for the three-month period ended June 30, 2015, and decreased by $12.2 million, or 4.8 percent, for the six-month period ended June 30, 2015, compared to the same periods one year ago. These changes are discussed in greater detail below under Noninterest Income. Noninterest expense increased by $5.8 million, or 3.5 percent, for the three-month period ended June 30, 2015, and decreased by $1.8 million, or 0.5 percent, for the six-month period ended June 30, 2015, compared to the same periods in 2014. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. As noted above, the impacts of the Marquette acquisition are included in these results. For the three-month period ended June 30, 2015, average earning assets increased by $1.4 billion, or 10.0 percent, and for the six-month period ended June 30, 2015, they increased by $0.9 billion, or 5.9 percent, compared to the same periods in 2014. Net interest margin, on a tax-equivalent basis, increased to 2.59 percent and 2.53 percent for the three and six-months periods ended June 30, 2015, compared to 2.53 percent and 2.45 percent for the same periods in 2014.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended June 30, 2015 increased by five and six basis points, respectively, compared to the same period in 2014. Net interest spread and margin for the six months ended June 30, 2015 increased by seven and eight basis points, respectively, compared to the same period in 2014. These results are primarily due to a favorable volume variance on loans offset by a small unfavorable rate variance. The combined impact of these variances has led to an increase in interest income and an increase in interest expense, or an increase in the Company’s net interest income as compared to results for the same periods in 2014. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.56 percent for the three-month period ended June 30, 2015 and 2.48 percent for the same period in 2014. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.49 percent for the six-month period ended June 30, 2015 and 2.41 percent for the same period in 2014.

	Three Months Ended June 30,
	2015		2014
	Average	Average	Average	Average
Assets	Balance	Yield/Rate	Balance	Yield/Rate
Loans, net of unearned interest	$8,071,991	3.55%	$6,897,840	3.51%
Securities:
Taxable	4,974,668	1.55	4,836,080	1.58
Tax-exempt	2,407,759	2.72	2,104,368	2.88

Total securities	7,382,427	1.93	6,940,448	1.97
Federal funds and resell agreements	69,053	0.88	32,692	0.56
Interest-bearing due from banks	414,446	0.42	619,094	0.30
Other earning assets	37,063	1.70	36,785	1.80

Total earning assets	15,974,980	2.70	14,526,859	2.63
Allowance for loan losses	(77,667)		(75,929)
Other assets	1,515,687		1,167,262

Total assets	$17,413,000		$15,618,192

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,924,696	0.18%	$7,126,614	0.17%
Federal funds and repurchase agreements	1,715,836	0.11	1,592,986	0.11
Borrowed funds	49,827	4.28	5,771	5.07

Total interest-bearing liabilities	9,690,359	0.19	8,725,371	0.17
Noninterest-bearing demand deposits	5,504,333		5,152,980
Other liabilities	473,676		154,229
Shareholders’ equity	1,744,632		1,585,612

Total liabilities and shareholders’ equity	$17,413,000		$15,618,192

Net interest spread		2.51%		2.46%
Net interest margin		2.59		2.53

	Six Months Ended June 30,
	2015		2014
	Average	Average	Average	Average
Assets	Balance	Yield/Rate	Balance	Yield/Rate
Loans, net of unearned interest	$7,772,709	3.52%	$6,788,991	3.54%
Securities:
Taxable	4,921,907	1.56	4,861,475	1.58
Tax-exempt	2,331,422	2.73	2,107,119	2.90

Total securities	7,253,329	1.93	6,968,594	1.98
Federal funds and resell agreements	51,793	0.79	29,939	0.53
Interest-bearing due from banks	759,238	0.34	1,154,811	0.28
Other earning assets	33,661	1.76	37,682	1.63

Total earning assets	15,870,730	2.63	14,980,017	2.55
Allowance for loan losses	(77,124)		(75,466)
Other assets	1,330,476		1,160,124

Total assets	$17,124,082		$16,064,675

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$7,764,368	0.17%	$7,545,182	0.16%
Federal funds and repurchase agreements	1,713,386	0.11	1,630,169	0.12
Borrowed funds	29,193	4.05	5,738	4.74

Total interest-bearing liabilities	9,506,947	0.17	9,181,089	0.16
Noninterest-bearing demand deposits	5,582,180		5,160,206
Other liabilities	325,066		156,608
Shareholders’ equity	1,709,889		1,566,772

Total liabilities and shareholders’ equity	$17,124,082		$16,064,675

Net interest spread		2.46%		2.39%
Net interest margin		2.53		2.45

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $483.1 million for the three-month period and $564.9 million for the six-month period ended June 30, 2015 compared to the same periods in 2014, the benefit from interest free funds was relatively flat in the three-month and six-month periods due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2015 and 2014			Six Months Ended June 30, 2015 and 2014
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$10,385	$702	$11,087	$17,167	$(748)	$16,419
Securities:
Taxable	534	(392)	142	466	(477)	(11)
Tax-exempt	1,744	(935)	809	2,761	(1,944)	817
Federal funds sold and resell agreements	80	25	105	85	38	123
Interest-bearing due from banks	(214)	182	(32)	(670)	367	(303)
Trading	—	(16)	(16)	(55)	11	(44)

Interest income	12,529	(434)	12,095	19,754	(2,753)	17,001
Change in interest incurred on:
Interest-bearing deposits	355	75	430	185	234	419
Federal funds purchased and repurchase agreements	34	(18)	16	47	(20)	27
Other borrowed funds	470	(11)	459	472	(20)	452

Interest expense	859	46	905	704	194	898

Net interest income	$11,670	$(480)	$11,190	$19,050	$(2,947)	$16,103

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Average earning assets	$15,974,980	$14,526,859	$1,448,121	$15,870,730	$14,980,017	$890,713
Interest-bearing liabilities	9,690,359	8,725,371	964,988	9,506,947	9,181,089	325,858

Interest-free funds	$6,284,621	$5,801,488	$483,133	$6,363,783	$5,798,928	$564,855

Free funds ratio (free funds to earning assets)	39.34%	39.94%	(0.60)%	40.10%	38.71%	1.39%
Tax-equivalent yield on earning assets	2.70	2.63	0.07	2.63	2.55	0.08
Cost of interest-bearing liabilities	0.19	0.17	0.02	0.17	0.16	0.01

Net interest spread	2.51	2.46	0.05	2.46	2.39	0.07
Benefit of interest-free funds	0.08	0.07	0.01	0.07	0.06	0.01

Net interest margin	2.59%	2.53%	0.06%	2.53%	2.45%	0.08%

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

Based on the factors above, management of the Company expensed $5.0 million and $8.0 million related to the provision for loan losses for the three and six-month periods ended June 30, 2015, compared to $5.0 million and $9.5 million for the same periods in 2014. As illustrated in Table 3 below, the ALL decreased to 0.87 percent of total loans as of June 30, 2015, compared to 1.11 percent of total loans as of the same period in 2014. As discussed above, these results include the impact of the acquisition of Marquette.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2015 and 2014, and for the year ended December 31, 2014. Net charge-offs were $6.4 million for the first six months of 2015, compared to $7.4 million for the same period in 2014. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2015	2014	2014
Allowance-January 1	$76,140	$74,751	$74,751
Provision for loan losses	8,000	9,500	17,000

Charge-offs:
Commercial	(3,500)	(2,947)	(7,307)
Consumer:
Credit card	(4,618)	(5,348)	(10,104)
Other	(532)	(788)	(1,323)
Real estate	(100)	(181)	(259)

Total charge-offs	(8,750)	(9,264)	(18,993)

Recoveries:
Commercial	899	268	848
Consumer:
Credit card	1,017	1,101	1,803
Other	323	429	687
Real estate	92	17	44

Total recoveries	2,331	1,815	3,382

Net charge-offs	(6,419)	(7,449)	(15,611)

Allowance-end of period	$77,721	$76,802	$76,140

Average loans, net of unearned interest	$7,771,523	$6,787,972	$6,974,246
Loans at end of period, net of unearned interest	8,916,128	6,920,683	7,465,794
Allowance to loans at end of period	0.87%	1.11%	1.02%
Allowance as a multiple of net charge-offs	6.00x	5.11x	4.88x
Net charge-offs to:
Provision for loan losses	80.24%	78.41%	91.83%
Average loans	0.17	0.22	0.22

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Trust and securities processing	$67,381	$73,357	$(5,976)	(8.1)%
Trading and investment banking	5,568	6,409	(841)	(13.1)
Service charges on deposits	21,625	20,627	998	4.8
Insurance fees and commissions	586	732	(146)	(19.9)
Brokerage fees	2,936	3,075	(139)	(4.5)
Bankcard fees	18,035	17,185	850	4.9
Gains on sales of securities available for sale, net	967	2,569	(1,602)	(62.4)
Equity earnings on alternative investments	(1,125)	3,462	(4,587)	(132.5)
Other	3,577	6,585	(3,008)	(45.7)

Total noninterest income	$119,550	$134,001	$(14,451)	(10.8)%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Trust and securities processing	$134,680	$144,920	$(10,240)	(7.1)%
Trading and investment banking	11,690	10,732	958	8.9
Service charges on deposits	43,166	42,185	981	2.3
Insurance fees and commissions	1,156	1,335	(179)	(13.4)
Brokerage fees	5,790	4,890	900	18.4
Bankcard fees	34,218	32,808	1,410	4.3
Gains on sales of securities available for sale, net	8,303	4,039	4,264	105.6
Equity earnings on alternative investments	(1,967)	5,992	(7,959)	(132.8)
Other	7,721	10,064	(2,343)	(23.3)

Total noninterest income	$244,757	$256,965	$(12,208)	(4.8)%

Fee-based, or noninterest income (summarized in Table 4), decreased by $14.5 million, or 10.8 percent, during the three months ended June 30, 2015, and decreased by $12.2 million, or 4.8 percent, during the six months ended June 30, 2015, compared to the same periods in 2014. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets. The decrease in these fees for the three and six-month periods compared to the same periods last year was primarily due to changes in three categories of income. Advisory fee income from the Scout Funds for the three and six-month periods ended June 30, 2015, decreased by $8.5 million, or 34.9 percent, and $17.4 million, or 35.2 percent, respectively, compared to the same periods in 2014, due to changes in the underlying assets under management for the respective periods. The mix of assets under management in the Institutional Investment Management segment has shifted to a higher percentage of fixed income versus equity as of June 30, 2015 compared to June 30, 2014. The decrease was offset by increases in the other two categories. Institutional and personal investment management services fees for the three and six-month periods ended June 30, 2015, increased by $1.5 million, or 6.6 percent, and $3.7 million, or 8.1 percent, respectively. Fund administration and custody services fees for the three and six-month periods ended June 30, 2015, increased by $0.5 million, or 2.2 percent, and $2.6 million, or 5.9 percent, respectively, due to an increase in the underlying assets under administration. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended June 30, 2015 decreased $0.8 million, or 13.1 percent, while for the six-month period they increased $1.0 million, or 8.9 percent. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposits for the three and six-month periods ended June 30, 2015, increased $1.0 million, or 4.8 percent, and increased $1.0 million, or 2.3 percent, respectively. These increases were driven by higher institutional and healthcare service charges.

Bankcard fees for the three and six-month periods ended June 30, 2015, increased $0.9 million, or 4.9 percent, and increased $1.4 million, or 4.3 percent, respectively. These increases were driven by higher interchange income.

During the three and six-month periods ended June 30, 2015, $1.0 million and $8.3 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $2.6 million and $4.0 million for the same periods in 2014. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

During the three and six-month periods ended June 30, 2015, a $1.1 million loss and a $2.0 million loss of equity earnings on alternative investments were recognized on PCM investments, compared to a $3.5 million gain and a $6.0 million gain for the same periods in 2014 due to decreases in the underlying fund investments.

Other noninterest income for the three and six-month period ended June 30, 2015, decreased $3.0 million, or 45.7 percent, and decreased $2.3 million, or 23.3 percent, respectively, primarily driven by a $2.8 million gain on the sale of a branch property recognized in the second quarter of 2014.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Salaries and employee benefits	$99,585	$89,532	$10,053	11.2%
Occupancy, net	10,312	9,705	607	6.3
Equipment	15,410	12,920	2,490	19.3
Supplies and services	4,603	5,554	(951)	(17.1)
Marketing and business development	6,530	6,307	223	3.5
Processing fees	12,654	14,817	(2,163)	(14.6)
Legal and consulting	5,917	4,632	1,285	27.7
Bankcard	4,953	4,997	(44)	(0.9)
Amortization of other intangible assets	2,569	3,074	(505)	(16.4)
Regulatory fees	2,873	2,709	164	6.1
Contingency reserve	—	5,272	(5,272)	(100.0)
Other	6,558	6,682	(124)	(1.9)

Total noninterest expense	$171,964	$166,201	$5,763	3.5%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Salaries and employee benefits	$198,122	$178,413	$19,709	11.0%
Occupancy, net	20,322	19,410	912	4.7
Equipment	29,582	25,583	3,999	15.6
Supplies and services	8,928	10,191	(1,263)	(12.4)
Marketing and business development	11,148	10,909	239	2.2
Processing fees	25,437	28,468	(3,031)	(10.6)
Legal and consulting	10,295	8,004	2,291	28.6
Bankcard	9,721	8,685	1,036	11.9
Amortization of other intangible assets	5,324	6,176	(852)	(13.8)
Regulatory fees	5,629	5,225	404	7.7
Contingency reserve	—	20,272	(20,272)	(100.0)
Other	11,869	16,796	(4,927)	(29.3)

Total noninterest expense	$336,377	$338,132	$(1,755)	(0.5)%

Noninterest expense increased by $5.8 million, or 3.5 percent, for the three months ended June 30, 2015, and decreased $1.8 million, or 0.5 percent, compared to the same period in 2014. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $10.1 million, or 11.2 percent, and increased $19.7 million, or 11.0 percent, for the three and six months ended June 30, 2015 compared to the same period in 2014. These increases are due to increases in salaries and wages of $7.4 million, or 13.4 percent, and $12.2 million, or 11.3 percent, for the three and six months ended June 30, 2015, compared to the same periods in 2014. Commissions and bonuses increased $1.9 million, or 9.9 percent, and $5.1 million, or 13.7 percent, for the three and six months ended June 30, 2015, compared to the same periods in 2014. Employee benefits expense increased $0.8 million, or 5.0 percent, and $2.4 million, or 7.2 percent, for the six month period ended June 30, 2015, compared to the same periods in 2014. The Marquette acquisition contributed approximately $3.4 million of salary and employee benefits expense for 2015.

Equipment expense increased $2.5 million, or 19.3 percent, and $4.0 million, or 15.6 percent, for the three and six months ended June 30, 2015 compared to the same period in 2014. The increases in both periods are due to increased computer hardware and software expenses.

Processing fees expense decreased $2.2 million, or 14.6 percent, and $3.0 million, or 10.6 percent, for the three and six months ended June 30, 2015 compared to the same period in 2014. The decreases in both periods are due to decreased fees paid by the advisor to distributors of the Scout Funds.

The second quarter of 2014 included an additional $5.3 million of contingency reserve expense. The first quarter of 2015 included $15.0 million for a total of $20.3 million recognized in the first six months of 2014. On June 30, 2014, the company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM.

Total acquisition expenses recognized in noninterest expense during the second quarter totaled $0.7 million and totaled $1.5 million for the first six months of 2015.

Income Tax Expense

The Company’s effective tax rate is 27.4 percent for the six months ended June 30, 2015, compared to 28.2 percent for the same period in 2014 after retrospectively applying ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The decrease in the effective tax rate for 2015 is primarily attributable to a larger portion of income being earned from tax-exempt municipal securities and excludable life insurance policy gains.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$82,758	$72,481	$10,277	14.2%
Provision for loan losses	2,612	2,686	(74)	(2.8)
Noninterest income	47,548	56,024	(8,476)	(15.1)
Noninterest expense	107,293	100,788	6,505	6.5

Income before taxes	20,401	25,031	(4,630)	(18.5)
Income tax expense	4,915	7,482	(2,567)	(34.3)

Net income	$15,486	$17,549	$(2,063)	(11.8)%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$158,085	$143,602	$14,483	10.1%
Provision for loan losses	4,211	5,112	(901)	(17.6)
Noninterest income	99,099	103,458	(4,359)	(4.2)
Noninterest expense	207,861	208,337	(476)	(0.2)

Income before taxes	45,112	33,611	11,501	34.2
Income tax expense	12,313	9,801	2,512	25.6

Net income	$32,799	$23,810	$8,989	37.8%

Bank net income increased by $9.0 million, or 37.8 percent, to $32.8 million for the six-month period ended June 30, 2015, compared to the same period in 2014. Net interest income increased $14.5 million, or 10.1 percent, for the six-month period ended June 30, 2015, compared to the same period in 2014, driven by strong loan growth and the acquisition of Marquette. The Marquette acquisition added earning assets with an acquired value of

$1.2 billion primarily from loan balances with an acquired value of $980.3 million at May 31, 2015. Provision for loan losses decreased by $0.9 million, due to characteristics of the loan portfolio driving a decreased allowance for loan loss reserve for this segment. Noninterest income decreased $4.4 million, or 4.2 percent, over the same period in 2014 driven by decreased unrealized gains on PCM equity method investments of $8.0 million, and a decrease in other noninterest income of $3.2 million. The decrease in other noninterest income is primarily due to a gain on the sale of a branch property of $2.8 million in 2014. These decreases were offset by increases of $4.3 million in securities gains and $2.8 million in trust and securities processing income due to an increase in asset values and new business generated during the current year compared to the same period last year.

Noninterest expense decreased $0.5 million, or 0.2 percent, to $207.9 million for the six-month period ended June 30, 2015, compared to the same period in 2014. The decrease in noninterest expense is primarily due to a $20.3 million contingency reserve recorded in 2014. On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. A contingency reserve of $20.3 million was recorded in 2014 related to the settlement. This decrease was offset by an increase of $11.5 million in salaries and benefits, of which $3.4 million was related to the acquisition of Marquette in the second quarter. Additional increases included $1.0 million in legal and consulting expense primarily due to acquisition expenses related to the Marquette merger and $8.9 million in increased staffing, technology, and occupancy expenses as compared to the same period last year.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$13,599	$12,390	$1,209	9.8%
Provision for loan losses	2,388	2,314	74	3.2
Noninterest income	23,293	21,201	2,092	9.9
Noninterest expense	26,399	24,506	1,893	7.7

Income before taxes	8,105	6,771	1,334	19.7
Income tax expense	2,046	1,931	115	6.0

Net income	$6,059	$4,840	$1,219	25.2%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$27,632	$24,778	$2,854	11.5%
Provision for loan losses	3,789	4,388	(599)	(13.7)
Noninterest income	46,432	41,420	5,012	12.1
Noninterest expense	51,062	45,453	5,609	12.3

Income before taxes	19,213	16,357	2,856	17.5
Income tax expense	5,373	4,524	849	18.8

Net income	$13,840	$11,833	$2,007	17.0%

For the six-month period ended June 30, 2015, Payment Solutions net income increased $2.0 million, or 17.0 percent, to $13.8 million compared to the same period in 2014. Net interest income increased $2.9 million, or 11.5 percent and provision for loan losses decreased $0.6 million for the six months ended June 30, 2015, compared to the same period in 2014. Noninterest income increased $5.0 million, or 12.1 percent, driven by an increase in deposit service charges of $2.4 million and an increase in card services income of $1.6 million. Noninterest expense increased by $5.6 million, or 12.3 percent, primarily due to increases of $1.9 million in salaries and benefits, $1.1 million in bankcard expense, $0.8 million in processing fees, and $1.0 million in increased staffing, technology, and occupancy expenses compared to the same period last year.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$—	$(1)	$1	100.0%
Provision for loan losses	—	—	—	—
Noninterest income	25,684	33,999	(8,315)	(24.5)
Noninterest expense	18,285	22,053	(3,768)	(17.1)

Income before taxes	7,399	11,945	(4,546)	(38.1)
Income tax expense	1,785	3,389	(1,604)	(47.3)

Net income	$5,614	$8,556	$(2,942)	(34.4)%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$1	$(3)	$4	>100.0%
Provision for loan losses	—	—	—	—
Noninterest income	52,768	68,094	(15,326)	(22.5)
Noninterest expense	36,227	47,943	(11,716)	(24.4)

Income before taxes	16,542	20,148	(3,606)	(17.9)
Income tax expense	4,511	5,532	(1,021)	(18.5)

Net income	$12,031	$14,616	$(2,585)	(17.7)%

For the six months ended June 30, 2015, Institutional Investment Management net income decreased $2.6 million, or 17.7 percent, compared to the same period last year. Noninterest income decreased $15.3 million, or 22.5 percent, due to a $17.4 million decrease in advisory fees from the Scout Funds offset by an increase of $1.8 million in advisory fees from separately managed accounts, both of which are driven by changes in assets under management. Scout assets under management totaled $30.0 billion as of June 30, 2015 compared to $32.4 billion for the same period in 2014. Additionally, the mix of assets under management in Scout has shifted between the two periods from 55 percent fixed income and 45 percent equity as of June 30, 2014 to 71 percent fixed income and 29 percent equity as of June 30, 2015. The decrease in noninterest expense of $11.7 million, or 24.4 percent, over the prior year was primarily due to a $6.0 million decrease in contingent consideration liabilities and a decrease of $5.0 million in fees paid by the advisor to third-party distributors of the Scout Funds.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$1,003	$1,300	$(297)	(22.8)%
Provision for loan losses	—	—	—	—
Noninterest income	23,025	22,777	248	1.1
Noninterest expense	19,987	18,854	1,133	6.0

Income before taxes	4,041	5,223	(1,182)	(22.6)
Income tax expense	986	1,496	(510)	(34.1)

Net income	$3,055	$3,727	$(672)	(18.0)%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$2,000	$3,238	$(1,238)	(38.2)%
Provision for loan losses	—	—	—	—
Noninterest income	46,458	43,993	2,465	5.6
Noninterest expense	41,227	36,399	4,828	13.3

Income before taxes	7,231	10,832	(3,601)	(33.2)
Income tax expense	1,922	3,006	(1,084)	(36.1)

Net income	$5,309	$7,826	$(2,517)	(32.2)%

For the six months ended June 30, 2015, Asset Servicing net income decreased $2.5 million, or 32.2 percent, to $5.3 million as compared to the same period last year. Net interest income decreased $1.2 million compared to last year. Noninterest income increased $2.5 million, or 5.6 percent, due to a $2.6 million, or 5.9 percent, increase in fee income driven primarily by new business added in alternative investment and fund administration services. As of June 30, 2015, assets under administration totaled $203.1 billion compared to $207.9 billion at June 30, 2014. For the six months ended June 30, 2015, noninterest expense increased $4.8 million, or 13.3 percent, as compared to the same period last year, primarily due to increases of $1.5 million in salaries and benefits, and $0.7 million in occupancy expenses as compared to last year. Additionally, noninterest expense also increased due to operational losses recorded during the period.

Balance Sheet Analysis

Total assets of the Company increased by $917.8 million, or 5.2 percent, as of June 30, 2015, compared to December 31, 2014, primarily due to an increase in loan balances of $1.5 billion, or 19.4 percent, offset by a decrease in due from Federal Reserve balances of $840.4 million, or 54.6 percent.

Total assets of the Company increased $2.9 billion as of June 30, 2015, or 18.4 percent, compared to June 30, 2014, primarily due to an increase in loan balances of $2.0 billion, or 28.8 percent, an increase in due from Federal Reserve balances of $443.5 million, or 173.6 percent, and an increase in investment securities balances of $453.0 million, or 6.4 percent.

The overall increase in total assets from June 30, 2014 and December 31, 2014 to June 30, 2015 is directly related to the acquisition of Marquette. The Marquette acquisition added total assets with an acquired value of $1.3 billion including $980.3 million in loan balances at May 31, 2015.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2015	2014	2014
Total assets	$18,418,727	$15,562,690	$17,500,960
Loans, net of unearned interest	8,918,947	6,920,683	7,466,418
Total investment securities	7,486,412	7,033,433	7,285,667
Interest-bearing due from banks	698,940	255,453	1,539,386
Total earning assets	17,117,904	14,218,575	16,333,436
Total deposits	14,496,646	12,174,289	13,616,859
Total borrowed funds	1,862,781	1,613,039	2,033,942

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $1.5 billion, or 19.4 percent, to $8.9 billion at June 30, 2015 compared to December 31, 2014 and increased $2.0 billion, or 28.8 percent, compared to June 30, 2014. A significant driver in the increases in loans was the acquisition of Marquette and its loan portfolio with an acquired value of $980.3 million at May 31, 2015. Compared to December 31, 2014, commercial real estate loans increased $521.3 million, or 27.9 percent, commercial loans increased $318.6 million, or 8.4 percent, asset based loans increased $211.3 million, or 100.0 percent, construction real estate loans increased $139.8 million, or 54.6 percent, residential real estate loans increased $113.5 million, or 35.5 percent, and factoring loans increased $109.2 million, or 100 percent. The acquired Marquette loans and loans originated through the legacy Marquette channels had an actual balance at June 30, 2015 of $1.0 billion. This total includes $343.4 million in commercial real estate loans, $211.3 million in asset based loans, $109.2 million in factoring loans, $105.7 million in commercial loans, and $98.3 million in residential real estate loans. The remaining increase in loans of $0.5 billion compared to December 31, 2014 is related to the loans originated through the legacy UMB channels. This increase is driven by an increase in commercial loans of $212.9 million and a $177.9 million increase in commercial real estate loans. Compared to June 30, 2014, commercial real estate loans increased $658.2 million, or 38.1 percent, commercial loans increased $593.3 million, or 16.8 percent, asset based loans increased $211.3 million, or 100.0 percent, construction real estate loans increased $163.9 million, or 70.7 percent, residential real estate loans increased $134.2 million, or 44.9 percent, and factoring loans increased $109.2 million, or 100 percent. The remaining increase in loans of $1.0 billion compared to June 30, 2014 is related to the loans originated through the legacy UMB channels. This increase was driven by an increase in commercial loans of $487.6 million and a $314.8 million increase in commercial real estate loans. The increase in total loans not related to the Marquette acquisition, is driven by the Company’s focus on generating higher-yielding assets by shifting assets from the securities portfolio to the loan portfolio.

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

Investment securities totaled $7.5 billion at June 30, 2015 compared to $7.3 billion at December 31, 2014 and $7.0 billion at June 30, 2014. The Marquette acquisition added securities with an acquired value of $177.8 million at May 31, 2015. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 43.7 percent, 44.6 percent, and 49.5 percent of the earning assets as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively. There were $5.6 billion of these securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and other potential borrowings as required by law at June 30, 2015. Of this amount, securities with a market value of $1.5 billion at June 30, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

Investment securities had an average tax-equivalent yield of 1.93 percent for the first six months of 2015 compared to 1.98 percent for the same period in 2014. The average life of the available for sale securities portfolio was 45.8 months at June 30, 2015 compared to 43.6 months at December 31, 2014 and 47.4 months at June 30, 2014. The decrease in average life from June 30, 2014 was primarily related to the Company’s strategy to gradually lower the market value sensitivity of the portfolio as well as to better position the portfolio for a rising interest rate environment. The increase in average life from December 31, 2014 to June 30, 2015 is related to investing in securities with average lives longer than the average life of the portfolio in order to maintain the portfolio’s current level of market value sensitivity, as well as due to the mortgage backed security portfolio lengthening in response to higher interest rates.

Deposits and Borrowed Funds

Deposits increased $879.8 million, or 6.5 percent, from December 31, 2014 to June 30, 2015 and increased $2.3.billion, or 19.1 percent, from June 30, 2014 to June 30, 2015. The acquisition of Marquette added deposits with an acquired value of $944.0 million at May 31, 2015. This total included interest-bearing deposits with an acquired value of $708.6 million and noninterest-bearing deposits with an acquired value of $235.4 million at May 31, 2015. Total noninterest-bearing deposits increased $243.5 million and interest-bearing deposits increased $636.3 million from December 31, 2014. Total noninterest-bearing deposits increased $487.8 million and interest-bearing deposits increased $1.8 billion compared to June 30, 2014.

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

Long-term debt increased $79.5 million from December 31, 2014 and increased $82.6 million from June 30, 2014. As part of the Marquette acquisition, the Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of May 31, 2015 payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that have issued trust preferred securities. The interest rate on the trust preferred securities issued by Marquette Capital Trust II are fixed at 6.30 percent per year until January 2016, and then at a variable rate tied to the three-month LIBOR rate plus 133 basis points thereafter. Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036. Generally, borrowings, other than repurchase agreements, are a function of the source and use of funds and will fluctuate to cover short term gaps in funding.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.8 billion at June 30, 2015, compared to $2.0 billion and $1.6 billion at December 31, 2014 and June 30, 2014, respectively. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.9 billion at June 30, 2015, a $213.3 million increase compared to December 31, 2014, and a $255.7 million increase compared to June 30, 2014. This increase is primarily attributable to the common stock issuance associated with the acquisition of Marquette of $179.7 million at May 31, 2015.

The Company’s Board of Directors authorized, at its April 28, 2015 and April 22, 2014 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the six months ended June 30, 2015 and 2014, the Company acquired 105,218 shares and 52,123 shares under the 2015 and 2014 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On July 28, 2015, the Board of Directors declared a dividend of $0.235 per share. The dividend will be paid on October 1, 2015 to shareholders of record on September 10, 2015.

The Company became a member bank of the Federal Home Loan Bank (FHLB) of Des Moines in March 2014. Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had $613.2 million of HELOC loans pledged at the FHLB, which were unencumbered as of June 30, 2015, that would allow the Company to borrow up to $526.8 million. The Company had no outstanding FHLB advances at FHLB of Des Moines as of June 30, 2015.

As part of the Marquette acquisition, the Company acquired $3.7 million of FHLB of San Francisco stock and $1.0 million of FHLB of Dallas stock. Also acquired were $15.0 million of advances with the FHLB of San Francisco that have maturity dates between September 2016 and September 2020.

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

Table 11

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2015	2014	2015	2014
Tier 1 risk-based capital ratio	12.77%	13.81%	12.77%	13.81%
Common equity tier 1 capital ratio	12.64	N/A	12.64	N/A
Total risk-based capital ratio	13.77	14.62	13.77	14.62
Leverage ratio	9.56	8.70	9.56	8.70
Return on average assets	0.70	0.89	0.75	0.73
Return on average equity	6.95	8.77	7.55	7.48
Average equity to assets	10.02	10.15	9.99	9.75

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2015	2014	2015	2014
Earnings basic	$0.65	$0.77	$1.40	$1.30
Earnings diluted	0.65	0.76	1.39	1.28
Cash dividends	0.235	0.225	0.470	0.450
Dividend payout ratio	36.15%	29.22%	33.57%	34.62%
Book value	$37.68	$35.21	$37.68	$35.21

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see Note 9, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for detailed information on these arrangements.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Company’s Board of Directors. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans, trading securities, and deposits.

Overall, the Company manages interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk and credit risk.

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates all of the Company’s assets and liabilities together with assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward or a 100 basis point downward gradual change (e.g. ramp) of market interest rates over a one year period. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 12 shows the net interest income increase or decrease over the next twelve months as of June 30, 2015 and 2014 based on hypothetical gradual changes in interest rates.

Table 12

MARKET RISK (unaudited, dollars in thousands)

Hypothetical change in interest rate (Rates in Basis Points)	June 30, 2015 Amount of change	June 30, 2014 Amount of change
300	$27,256	$24,877
200	18,488	16,893
100	9,769	8,842
Static	—	—
(100)	N/A	N/A

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

Trading Account

The Company’s subsidiary, UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $36.6 million as of June 30, 2015, $27.2 million as of December 31, 2014 and $26.5 million as of June 30, 2014.

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

Other Market Risk

The Company does have minimal foreign currency risk as a result of foreign exchange contracts. See Note 9 “Commitments, Contingencies and Guarantees” in the notes to the Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $10.5 million to $37.6 million at June 30, 2015, compared to June 30, 2014 and increased $10.3 million, compared to December 31, 2014.

The Company had $2.6 million and $1.5 million of other real estate owned as of June 30, 2015 and 2014, respectively, and $0.4 million of other real estate owned as of December 31, 2014. Loans past due more than 90 days totaled $7.6 million as of June 30, 2015, compared to $4.5 million at June 30, 2014 and $3.8 million as of December 31, 2014.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $27.0 million of restructured loans at June 30, 2015, $11.6 million at June 30, 2014, and $9.3 million at December 31, 2014.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,				December 31,
	2015		2014		2014
Nonaccrual loans	$20,722		$16,117		$18,660
Restructured loans on nonaccrual	16,927		11,058		8,722

Total nonperforming loans	37,649		27,175		27,382
Other real estate owned	2,553		1,455		394

Total nonperforming assets	$40,202		$28,630		$27,776

Loans past due 90 days or more	$7,645		$4,522		$3,830
Restructured loans accruing	10,042		554		583
Allowance for loan losses	77,721		76,802		76,140
Ratios
Nonperforming loans as a percent of loans	0.42%		0.39%		0.37%
Nonperforming assets as a percent of loans plus other real estate owned	0.45		0.41		0.37
Nonperforming assets as a percent of total assets	0.22		0.18		0.16
Loans past due 90 days or more as a percent of loans	0.09		0.07		0.05
Allowance for loan losses as a percent of loans	0.87		1.11		1.02
Allowance for loan losses as a multiple of nonperforming loans	2.06	x	2.83	x	2.78	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. The Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $7.4 billion of high-quality securities available for sale and held to maturity. Securities available for sale with a market value of $5.6 billion at June 30, 2015 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.5 billion at June 30, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The liquidity of the Company is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company may issue debt or equity to raise funds in the future.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2015 was $7.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating expenses, and treasury stock purchases. Management fees and dividends received from bank and non-bank subsidiaries traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Bank is subject to various rules regarding payment of dividends to the Company. For the most part, the Bank can pay dividends at least equal to its current year’s earnings without seeking prior regulatory approval. The Company also uses cash to inject capital into its bank and non-bank subsidiaries to maintain adequate capital as well as fund strategic initiatives.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at June 30, 2015.

The Company is a member bank of the FHLB of Des Moines. The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company has access to borrow up to $526.8 million through these advances as of June 30, 2015. However, the Company had no outstanding FHLB Des Moines advances as of June 30, 2015. As part of the Marquette acquisition, the Company acquired $15.0 million of advances with the FHLB of San Francisco that have maturity dates ranging from 2016 to 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for ensuring that the SEC filings are recorded, processed, summarized, and reported within the time period required and information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2015.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 28, 2015	443	$52.78	443	1,845,091
April 29-April 30, 2015	—	—	—	2,000,000
May 1-May 31, 2015	311	53.15	311	1,999,689
June 1-June 30, 2015	540	55.15	540	1,999,149

Total	1,294	$53.86	1,294

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

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker Chief Financial Officer Chief Accounting Officer Date: August 4, 2015