Form 10-Q
period 2015-09-30
UMB FINANCIAL CORP
filed 2015-11-03
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 28, 2015, UMB Financial Corporation had 49,294,917 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS

Loans:	$9,046,126	$7,465,794
Allowance for loan losses	(78,030)	(76,140)

Net loans	8,968,096	7,389,654

Loans held for sale	1,013	624
Securities:
Available for sale	6,671,745	6,911,936
Held to maturity (fair value of $611,382 and $304,112, respectively)	588,478	278,054
Trading securities	23,699	27,203
Other securities	68,371	68,474

Total investment securities	7,352,293	7,285,667

Federal funds sold and securities purchased under agreements to resell	98,762	118,105
Interest-bearing due from banks	847,077	1,539,386
Cash and due from banks	339,592	444,299
Premises and equipment, net	281,704	257,835
Accrued income	87,863	79,297
Goodwill	227,962	209,758
Other intangibles, net	50,065	43,991
Other assets	343,538	132,344

Total assets	$18,597,965	$17,500,960

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,257,944	$5,643,989
Interest-bearing demand and savings	7,547,822	6,709,281
Time deposits under $100,000	465,629	424,925
Time deposits of $100,000 or more	790,164	838,664

Total deposits	15,061,559	13,616,859
Federal funds purchased and repurchase agreements	1,342,600	2,025,132
Short-term debt	5,000	—
Long-term debt	83,534	8,810
Accrued expenses and taxes	168,716	180,074
Other liabilities	35,699	26,327

Total liabilities	16,697,108	15,857,202

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 49,296,991 and 45,532,188 shares outstanding, respectively	55,057	55,057
Capital surplus	1,015,383	894,602
Retained earnings	1,016,206	963,911
Accumulated other comprehensive income	26,530	11,006
Treasury stock, 5,759,739 and 9,524,542 shares, at cost, respectively	(212,319)	(280,818)

Total shareholders’ equity	1,900,857	1,643,758

Total liabilities and shareholders’ equity	$18,597,965	$17,500,960

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans	$84,686	$61,636	$220,314	$180,845
Securities:
Taxable interest	18,498	18,884	56,469	56,866
Tax-exempt interest	11,320	9,745	31,842	29,450

Total securities income	29,818	28,629	88,311	86,316
Federal funds and resell agreements	175	87	377	166
Interest-bearing due from banks	475	426	1,761	2,015
Trading securities	75	39	303	311

Total interest income	115,229	90,817	311,066	269,653

INTEREST EXPENSE
Deposits	3,863	3,015	10,433	9,166
Federal funds and repurchase agreements	427	358	1,389	1,293
Other	1,044	(82)	1,631	53

Total interest expense	5,334	3,291	13,453	10,512

Net interest income	109,895	87,526	297,613	259,141
Provision for loan losses	2,500	4,500	10,500	14,000

Net interest income after provision for loan losses	107,395	83,026	287,113	245,141

NONINTEREST INCOME
Trust and securities processing	65,182	74,062	199,862	218,982
Trading and investment banking	2,969	3,826	14,659	14,558
Service charges on deposit accounts	21,663	21,634	64,829	63,819
Insurance fees and commissions	480	911	1,636	2,246
Brokerage fees	2,958	3,276	8,748	8,166
Bankcard fees	17,624	17,121	51,842	49,929
Gain on sales of securities available for sale, net	101	26	8,404	4,065
Equity (loss) earnings on alternative investments	(5,032)	2,470	(6,999)	8,462
Other	3,153	3,149	10,874	13,213

Total noninterest income	109,098	126,475	353,855	383,440

NONINTEREST EXPENSE
Salaries and employee benefits	104,733	90,041	302,855	268,454
Occupancy, net	11,748	10,475	32,070	29,885
Equipment	17,228	13,408	46,810	38,991
Supplies and services	5,371	4,817	14,299	15,008
Marketing and business development	5,766	6,057	16,914	16,966
Processing fees	12,795	14,085	38,232	42,553
Legal and consulting	8,648	4,496	18,943	12,500
Bankcard	5,266	4,097	14,987	12,782
Amortization of other intangible assets	3,483	3,043	8,807	9,219
Regulatory fees	3,176	2,577	8,805	7,802
Contingency reserve	—	—	—	20,272
Other	7,065	8,055	18,934	24,851

Total noninterest expense	185,279	161,151	521,656	499,283

Income before income taxes	31,214	48,350	119,312	129,298
Income tax expense	8,763	12,720	32,882	35,583

NET INCOME	$22,451	$35,630	$86,430	$93,715

PER SHARE DATA
Net income - basic	$0.46	$0.79	$1.85	$2.09
Net income - diluted	0.46	0.78	1.84	2.06
Dividends	0.235	0.225	0.705	0.675
Weighted average shares outstanding - basic	48,577,282	44,890,309	46,619,428	44,819,125
Weighted average shares outstanding - diluted	49,036,332	45,441,983	47,080,009	45,420,385

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Income	$22,451	$35,630	$86,430	$93,715
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Change in unrealized holding gains (losses), net	46,166	(24,213)	33,289	59,156
Less: Reclassifications adjustment for gains included in net income	(101)	(26)	(8,404)	(4,065)

Change in unrealized gains (losses) on securities during the period	46,065	(24,239)	24,885	55,091
Income tax (expense) benefit	(17,394)	9,165	(9,361)	(20,624)

Other comprehensive income (loss)	28,671	(15,074)	15,524	34,467

Comprehensive income	$51,122	$20,556	$101,954	$128,182

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance - January 1, 2014	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065
Total comprehensive income	—	—	93,715	34,467	—	128,182
Dividends ($0.675 per share)	—	—	(30,681)	—	—	(30,681)
Purchase of treasury stock	—	—	—	—	(3,858)	(3,858)
Issuance of equity awards	—	(2,624)	—	—	3,114	490
Recognition of equity based compensation	—	7,224	—	—	—	7,224
Net tax benefit related to equity compensation plans	—	1,507	—	—	—	1,507
Sale of treasury stock	—	455	—	—	244	699
Exercise of stock options	—	2,384	—	—	3,337	5,721

Balance – September 30, 2014	$55,057	$891,353	$947,664	$1,827	$(280,552)	$1,615,349

Balance - January 1, 2015	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758
Total comprehensive income	—	—	86,430	15,524	—	101,954
Dividends ($0.705 per share)	—	—	(34,135)	—	—	(34,135)
Purchase of treasury stock	—	—	—	—	(6,172)	(6,172)
Issuance of equity awards	—	(4,180)	—	—	4,639	459
Recognition of equity based compensation	—	9,030	—	—	—	9,030
Net tax benefit related to equity compensation plans	—	732	—	—	—	732
Sale of treasury stock	—	475	—	—	315	790
Exercise of stock options	—	2,089	—	—	2,615	4,704
Common stock issuance for acquisition	—	112,635	—	—	67,102	179,737

Balance – September 30, 2015	$55,057	$1,015,383	$1,016,206	$26,530	$(212,319)	$1,900,857

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net Income	$86,430	$93,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,500	14,000
Net accretion of premiums and discounts from acquisition	(1,255)	—
Depreciation and amortization	38,498	34,415
Deferred income tax benefit	(6,276)	(5,909)
Net decrease (increase) in trading securities and other earning assets	10,505	(11,787)
Gains on sales of securities available for sale, net	(8,404)	(4,065)
Gains on sales of assets	(99)	(2,948)
Amortization of securities premiums, net of discount accretion	40,971	38,599
Originations of loans held for sale	(78,931)	(51,427)
Net gains on sales of loans held for sale	(1,131)	(814)
Proceeds from sales of loans held for sale	79,673	51,880
Equity based compensation	9,489	7,714
Changes in:
Accrued income	(4,811)	953
Accrued expenses and taxes	146	21,465
Other assets and liabilities, net	(2,582)	(4,168)

Net cash provided by operating activities	172,723	181,623

Investing Activities
Proceeds from maturities of securities held to maturity	31,410	16,804
Proceeds from sales of securities available for sale	782,789	410,580
Proceeds from maturities of securities available for sale	925,017	1,034,231
Purchases of securities held to maturity	(341,773)	(58,573)
Purchases of securities available for sale	(1,293,123)	(1,411,017)
Net increase in loans	(604,895)	(596,221)
Net decrease in fed funds sold and resell agreements	29,675	21,763
Net decrease (increase) in interest bearing balances due from other financial institutions	40,586	(130,125)
Purchases of premises and equipment	(42,100)	(35,219)
Net cash activity from acquisitions and branch sales	104,611	(18,231)
Proceeds from sales of premises and equipment	147	5,014
Purchases of company-owned life insurance	(204,647)	(6,000)

Net cash used in investing activities	(572,303)	(766,994)

Financing Activities
Net increase (decrease) in demand and savings deposits	854,302	(386,207)
Net decrease in time deposits	(353,137)	(480,791)
Net (decrease) increase in fed funds purchased and repurchase agreements	(682,532)	128,591
Net decrease in short-term debt	(112,133)	(107)
Proceeds from long-term debt	—	3,320
Repayment of long-term debt	(10,597)	(1,308)
Payment of contingent consideration on acquisitions	(18,702)	(13,725)
Cash dividends paid	(34,104)	(30,679)
Net tax benefit related to equity compensation plans	732	1,507
Proceeds from exercise of stock options and sales of treasury shares	5,494	6,420
Purchases of treasury stock	(6,173)	(3,858)

Net cash used in financing activities	(356,850)	(776,837)

Decrease in cash and cash equivalents	(756,430)	(1,362,208)
Cash and cash equivalents at beginning of period	1,787,230	2,582,428

Cash and cash equivalents at end of period	$1,030,800	$1,220,220

Supplemental Disclosures:
Income taxes paid	$36,404	$40,789
Total interest paid	12,769	10,720
Transactions related to bank acquisitions
Assets acquired	1,321,453	—
Liabilities assumed	1,159,920	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

2.	Summary of Significant Accounting Policies

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is provided in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2015 and September 30, 2014 (in thousands):

	September 30,
	2015	2014
Due from the Federal Reserve	$691,208	$824,264
Cash and due from banks	339,592	395,956

Cash and cash equivalents at end of period	$1,030,800	$1,220,220

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $155.9 million and $157.3 million at September 30, 2015 and September 30, 2014, respectively.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarterly per share data includes the dilutive effect of 459,050 and 551,674 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2015 and 2014, respectively. Diluted year-to-date income per share includes the dilutive effect of 460,581 and 601,260 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2015 and 2014, respectively.

Options issued under employee benefits plans to purchase 461,905 shares of common stock were outstanding at September 30, 2015, but were not included in the computation of quarter-to-date and year-to-date

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

diluted EPS because the options were anti-dilutive. Options issued under employee benefits plans to purchase 250,911 shares of common stock were outstanding at September 30, 2014, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive.

3.	New Accounting Pronouncements

Accounting for Investments in Qualified Affordable Housing Projects In January 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Regardless of whether the reporting entity chooses to elect the proportional amortization method, this ASU introduces new recurring disclosures about all investments in qualified affordable housing projects. The ASU was effective January 1, 2015, and the adoption of this accounting pronouncement did not have a significant impact on the Company’s consolidated financial statements or financial statement disclosures.

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

Revenue Recognition In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS) and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Repurchase-to-Maturity Transactions In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchased Financings, and Disclosures.” The amendment changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with accounting for other repurchase agreements. Additionally, the amendment requires new disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and requires increased transparency on collateral pledged in secured borrowings. The accounting changes in the standard and the disclosures for transactions accounted for as sales were effective January 1, 2015 and had no impact on the Company’s financial statements. The disclosures required for repurchase agreements, securities lending transactions, and repos-to-maturity accounted for as secured borrowings were effective April 1, 2015 and did not have a significant impact on the Company’s consolidated financial statements except for additional financial statement disclosures.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

Asset-based loans are offered primarily in the form of revolving lines of credit to commercial borrowers that do not generally qualify for traditional bank financing. Asset-based loans are underwritten based primarily upon the value of the collateral pledged to secure the loan, rather than on the borrower’s general financial condition as traditionally reflected by cash flow, balance sheet strength, operating results, and credit bureau ratings. The Company utilizes pre-loan due diligence techniques, monitoring disciplines, and loan management practices common within the asset-based lending industry to underwrite loans to these borrowers.

Factoring loans provide working capital through the purchase and/or financing of accounts receivable to borrowers in the transportation industry and to commercial borrowers that do not generally qualify for traditional bank financing.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. The Company requires that an appraisal of the collateral be made at origination and on an as-needed basis, in conformity with current market conditions and regulatory requirements. The underwriting standards address both owner and non-owner occupied real estate.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

Credit risk is a potential loss resulting from nonpayment of either the primary or secondary exposure. Credit risk is mitigated with formal risk management practices and a thorough initial credit-granting process including consistent underwriting standards and approval process. Control factors or techniques to minimize credit risk include knowing the client, understanding total exposure, analyzing the client and debtor’s financial capacity, and monitoring the client’s activities. Credit risk and portions of the portfolio risk are managed through concentration considerations, average risk ratings, and other aggregate characteristics.

The loan portfolio is comprised of loans originated by the Company and purchased loans in connection with the Company’s acquisition of Marquette Financial Companies (Marquette) on May 31, 2015 (Acquisition Date). The purchased loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. The purchased loans were segregated between those considered to be performing, non-purchased credit impaired loans (Non-PCI), and those with evidence of credit deterioration, purchased credit impaired loans (PCI). Purchased loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, that all contractually required payments will not be collected.

At Acquisition Date, gross loans from the Marquette acquisition had a fair value of $980.4 million split between Non-PCI loans totaling $972.6 million and PCI loans totaling $7.8 million. The gross contractually required principal and interest payments receivable for the Non-PCI loans and PCI loans totaled $983.9 million and $9.3 million, respectively.

The fair value estimates for purchased loans are based on expected prepayments and the amount and timing of discounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value. In determining the Acquisition Date fair value of PCI loans, and in subsequent accounting, the Company generally aggregated purchased commercial, real estate, and consumer loans into pools of loans with common risk characteristics.

The difference between the fair value of Non-PCI loans and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loans. Contractual amounts due represent the total undiscounted amount of all uncollected principal and interest payments.

Loans accounted for under ASC Topic 310-30

The excess of PCI loans’ contractual amounts due over the amount of undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the PCI loans. The excess cash flows expected to be collected over the carrying amount of PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the purchased loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions, and changes in expected principal and interest payments over the estimated lives of the PCI loans.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

Increases in expected cash flows of PCI loans subsequent to the Acquisition Date are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. At September 30, 2015, the net recorded carrying amount of loans accounted for under ASC 310-30 was $7.1 million and the contractual amount due was $8.4 million.

Information about the PCI loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of May 31, 2015 is as follows (in thousands):

At May 31, 2015
PCI Loans:
Contractually required principal and interest at acquisition	$9,282
Non-accretable difference	(1,307)

Expected cash flows at acquisition	7,975
Accretable yield	(164)

Fair value of purchased loans	$7,811

Below is the composition of the net book value for the PCI loans accounted for under ASC 310-30 at September 30, 2015 (in thousands):

At September 30, 2015
PCI Loans:
Contractual cash flows	$8,411
Non-accretable difference	(1,307)
Accretable yield	(14)

Loans accounted for under ASC 310-30	$7,090

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$15,787	$8	$29,098	$44,893	$2,497	$4,040,023	$4,087,413
Asset-based	—	—	830	830	—	217,836	218,666
Factoring	—	—	706	706	—	105,272	105,978
Commercial – credit card	396	42	32	470	—	143,256	143,726
Real estate:
Real estate – construction	322	—	741	1,063	525	365,529	367,117
Real estate – commercial	2,391	562	9,948	12,901	1,744	2,477,234	2,491,879
Real estate – residential	690	—	1,236	1,926	—	472,509	474,435
Real estate – HELOC	227	—	3,360	3,587	—	715,452	719,039
Consumer:
Consumer – credit card	2,182	1,653	586	4,421	—	279,917	284,338
Consumer – other	3,268	287	3,418	6,973	2,324	103,852	113,149
Leases	—	—	—	—	—	40,386	40,386

Total loans	$25,263	$2,552	$49,955	$77,770	$7,090	$8,961,266	$9,046,126

	September 30, 2015
	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$2,497	$—	$2,497
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	525	—	525
Real estate – commercial	—	1,744	—	1,744
Real estate – residential	—	—	—	—
Real estate – HELOC	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	106	51	2,167	2,324
Leases	—	—	—	—

Total PCI loans	$106	$4,817	$2,167	$7,090

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include troubled debt restructurings on non-accrual status. Loan delinquency for all loans is shown in the tables above at September 30, 2015 and December 31, 2014, respectively. Non-PCI loans that become nonperforming subsequent to acquisition are put on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

The Company has ceased the recognition of interest on loans with a carrying value of $50.0 million and $27.4 million at September 30, 2015 and December 31, 2014, respectively. Restructured loans totaled $35.3 million and $9.3 million at September 30, 2015 and December 31, 2014, respectively. Loans 90 days past due and still accruing interest totaled $2.6 million and $3.8 million at September 30, 2015 and December 31, 2014, respectively. There was an insignificant amount of interest recognized on impaired loans during 2015 and 2014.

The Company sold residential real estate loans with proceeds of $79.7 million and $51.9 million in the secondary market without recourse during the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans, net charge-offs, non-performing loans, and general economic conditions.

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, asset-based, factoring, commercial real estate, and construction real estate loans. The loan rankings are summarized into the following categories: Non-watch list, Watch, Special Mention, and Substandard. Any loan not classified in one of the categories described below is considered to be a Non-watch list loan. A description of the general characteristics of the loan ranking categories is as follows:

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at September 30, 2015 and December 31, 2014 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

Originated and Non-PCI Loans

	Commercial		Asset-based		Factoring
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Non-watch list	$3,798,138	$3,532,611	$194,028	$—	$105,978	$—
Watch	75,905	72,283	—	—	—	—
Special Mention	46,802	98,750	23,808	—	—	—
Substandard	164,071	110,365	830	—	—	—

Total	$4,084,916	$3,814,009	$218,666	$—	$105,978	$—

	Real estate – construction		Real estate – commercial
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Non-watch list	$364,464	$253,895	$2,411,729	$1,780,323
Watch	170	181	33,341	31,984
Special Mention	—	756	16,273	8,691
Substandard	1,958	1,174	28,792	45,303

Total	$366,592	$256,006	$2,490,135	$1,866,301

Credit Exposure

Credit Risk Profile Based on Payment Activity

Originated and Non-PCI Loans

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Performing	$143,694	$115,672	$473,199	$319,265	$715,679	$643,567
Non-performing	32	37	1,236	562	3,360	19

Total	$143,726	$115,709	$474,435	$319,827	$719,039	$643,586

	Consumer – credit card		Consumer – other		Leases
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Performing	$283,752	$309,736	$107,407	$100,900	$40,386	$39,090
Non-performing	586	560	3,418	70	—	—

Total	$284,338	$310,296	$110,825	$100,970	$40,386	$39,090

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class accounted for under ASC 310-30 at September 30, 2015 and December 31, 2014 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

PCI Loans

	Commercial		Real estate – construction		Real estate – commercial
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Non-watch list	$1,039	$—	$—	$—	$—	$—
Watch	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—
Substandard	1,458	—	525	—	1,744	—

Total	$2,497	$—	$525	$—	$1,744	$—

Credit Exposure

Credit Risk Profile Based on Payment Activity

PCI Loans

	Consumer – other
	September 30, 2015	December 31, 2014
Performing	$2,324	$—
Non-performing	—	—

Total	$2,324	$—

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$59,378	$8,892	$9,288	$163	$77,721
Charge-offs	(1,124)	(68)	(2,263)	—	(3,455)
Recoveries	488	133	643	—	1,264
Provision	540	448	1,525	(13)	2,500

Ending balance	$59,282	$9,405	$9,193	$150	$78,030

	Nine Months Ended September 30, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(4,624)	(168)	(7,413)	—	(12,205)
Recoveries	1,387	225	1,983	—	3,595
Provision	7,170	(1,377)	4,702	5	10,500

Ending balance	$59,282	$9,405	$9,193	$150	$78,030

Ending balance: individually evaluated for impairment	$2,504	$305	$31	$—	$2,840
Ending balance: collectively evaluated for impairment	56,778	9,100	9,162	150	75,190
Loans:
Ending balance: loans	$4,555,783	$4,052,470	$397,487	$40,386	$9,046,126
Ending balance: individually evaluated for impairment	52,450	8,957	3,365	—	64,772
Ending balance: collectively evaluated for impairment	4,503,333	4,043,513	394,122	40,386	8,981,354

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial:
Commercial	$55,273	$29,137	$21,777	$50,914	$2,504	$28,658
Asset-based	860	830	—	830	—	—
Factoring	706	706	—	706	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,189	741	120	861	49	935
Real estate – commercial	7,228	5,106	1,361	6,467	225	8,314
Real estate – residential	1,582	1,120	284	1,404	31	1,426
Real estate – HELOC	249	225	—	225	—	114
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	3,398	2,174	1,191	3,365	31	1,152
Leases	—	—	—	—	—	—

Total	$70,485	$40,039	$24,733	$64,772	$2,840	$40,599

	As of December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial:
Commercial	$21,758	$13,928	$3,132	$17,060	$972	$16,022
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,540	983	—	983	—	939
Real estate – commercial	9,546	4,454	3,897	8,351	935	11,298
Real estate – residential	1,083	909	—	909	—	1,006
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	1	1	—	1	—	12
Leases	—	—	—	—	—	—

Total	$33,928	$20,275	$7,029	$27,304	$1,907	$29,277

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

Purchased loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. For the period ended September 30, 2015, no purchased loans were modified as troubled debt restructurings after the Acquisition Date.

The Company had $217 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. During the nine month period ended September 30, 2015, the Company had one commercial real estate loan classified as a TDR with a payment default totaling $178 thousand. A specific valuation allowance for the full amount of this loan had previously been established within the Company’s allowance for loan losses, and this loan was charged off against the allowance for loan losses during the current period.

This table provides a summary of loans restructured by class during the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	2	$8,675	$8,675	16	$28,138	$28,138
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	1	261	261
Real estate – residential	1	261	261	1	121	121
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	3	$8,936	$8,936	18	$28,520	$28,520

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

This table provides a summary of loans restructured by class during the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—	1	$469	$469
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	1	178	178	1	178	178
Real estate – residential	1	67	67	4	277	301
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	2	$245	$245	6	$924	$948

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$351,767	$801	$—	$352,568
U.S. Agencies	711,381	1,188	(86)	712,483
Mortgage-backed	3,395,612	34,135	(14,172)	3,415,575
State and political subdivisions	2,089,507	24,257	(3,080)	2,110,684
Corporates	80,853	45	(463)	80,435

Total	$6,629,120	$60,426	$(17,801)	$6,671,745

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$519,484	$501	$(525)	$519,460
U.S. Agencies	991,084	780	(1,175)	990,689
Mortgage-backed	3,276,009	28,470	(26,875)	3,277,604
State and political subdivisions	1,983,549	22,973	(5,165)	2,001,357
Corporates	124,096	—	(1,270)	122,826

Total	$6,894,222	$52,724	$(35,010)	$6,911,936

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at September 30, 2015 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$806,162	$807,367
Due after 1 year through 5 years	1,519,825	1,532,670
Due after 5 years through 10 years	846,257	855,142
Due after 10 years	61,264	60,991

Total	3,233,508	3,256,170
Mortgage-backed securities	3,395,612	3,415,575

Total securities available for sale	$6,629,120	$6,671,745

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2015, proceeds from the sales of securities available for sale were $782.8 million compared to $410.6 million for the same period in 2014. Securities transactions resulted in gross realized gains of $8.5 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively. The gross realized losses for the nine months ended September 30, 2015 and 2014 were $48 thousand and $11 thousand, respectively.

Securities available for sale with a market value of $5.3 billion at September 30, 2015 and $5.7 billion at December 31, 2014 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and sales of securities with simultaneous agreements to repurchase the securities at specified maturities (repurchase agreements). Of this amount, securities with a market value of $1.7 billion at September 30, 2015 and $1.2 billion at December 31, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agencies	72,409	(41)	36,955	(45)	109,364	(86)
Mortgage-backed	621,731	(5,216)	383,140	(8,956)	1,004,871	(14,172)
State and political subdivisions	331,467	(1,897)	69,275	(1,183)	400,742	(3,080)
Corporates	15,764	(51)	50,959	(412)	66,723	(463)

Total temporarily-impaired debt securities available for sale	$1,041,371	$(7,205)	$540,329	$(10,596)	$1,581,700	$(17,801)

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

December 31, 2014	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$236,591	$(329)	$14,863	$(196)	$251,454	$(525)
U.S. Agencies	387,999	(689)	81,593	(486)	469,592	(1,175)
Mortgage-backed	727,142	(8,370)	616,044	(18,504)	1,343,186	(26,874)
State and political subdivisions	401,934	(1,406)	226,678	(3,760)	628,612	(5,166)
Corporates	36,655	(243)	86,171	(1,027)	122,826	(1,270)

Total temporarily-impaired debt securities available for sale	$1,790,321	$(11,037)	$1,025,349	$(23,973)	$2,815,670	$(35,010)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$588,478	$22,904	$—	$611,382

December 31, 2014
State and political subdivisions	$278,054	$26,058	$—	$304,112

The following table presents contractual maturity information for securities held to maturity at September 30, 2015 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$4,366	$4,536
Due after 1 year through 5 years	89,100	92,568
Due after 5 years through 10 years	339,631	352,850
Due after 10 years	155,381	161,428

Total securities held to maturity	$588,478	$611,382

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first nine months of 2015 or 2014.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at September 30, 2015 and September 30, 2014 were $8 thousand and $39 thousand, respectively, and were included in trading and investment banking income on the Consolidated Statements of Income.

Other Securities

The table below provides detailed information for Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock and other securities at September 30, 2015 and December 31, 2014 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
FRB and FHLB stock	$34,006	$—	$—	$34,006
Other securities – marketable	—	12,006	—	12,006
Other securities – non-marketable	20,867	1,571	(79)	22,359

Total Federal Reserve Bank stock and other	$54,873	$13,577	$(79)	$68,371

December 31, 2014
FRB and FHLB stock	$26,279	$—	$—	$26,279
Other securities – marketable	—	16,668	—	16,668
Other securities – non-marketable	21,669	3,937	(79)	25,527

Total Federal Reserve Bank stock and other	$47,948	$20,605	$(79)	$68,474

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $12.0 million at September 30, 2015 and $16.7 million at December 31, 2014. The fair value of other non-marketable securities includes alternative investment securities of $2.4 million at September 30, 2015 and $8.5 million at December 31, 2014. Unrealized gains or losses on alternative investments are recognized in the Equity (loss) earnings on alternative investments line of the Company’s Consolidated Statements of Income.

6.	Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2015 and December 31, 2014 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2015	$142,753	$47,529	$19,476	$209,758
Acquisition of Marquette Financial Companies	18,204	—	—	18,204

Balances as of September 30, 2015	$160,957	$47,529	$19,476	$227,962

Balances as of January 1, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2014	$142,753	$47,529	$19,476	$209,758

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

Following are the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$33,415	$3,082
Core deposit intangible-Marquette Acquisition	11,030	1,051	9,979
Customer relationships	104,560	71,519	33,041
Customer relationship-Marquette Acquisition	2,900	193	2,707
Other intangible assets	3,247	2,783	464
Other intangible assets-Marquette Acquisition	951	159	792

Total intangible assets	$159,185	$109,120	$50,065

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$32,721	$3,776
Customer relationships	104,560	64,980	39,580
Other intangible assets	3,247	2,612	635

Total intangible assets	$144,304	$100,313	$43,991

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Aggregate amortization expense	$3,483	$3,043	$8,807	$9,219

Estimated amortization expense of intangible assets in future years (in thousands):

For the three months ending December 31, 2015	$3,283
For the year ending December 31, 2016	12,291
For the year ending December 31, 2017	10,180
For the year ending December 31, 2018	7,202
For the year ending December 31, 2019	5,822
For the year ending December 31, 2020	4,487

7.	Securities Sold Under Agreements to Repurchase

The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2015, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands).

	As of September 30, 2015
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$206,883	$—	$206,883
U.S. Agencies	1,132,719	1,500	1,134,219

Total repurchase agreements	$1,339,602	$1,500	$1,341,102

8.	Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at September 30, 2015. Previously reported results have been reclassified to conform to the current organizational structure.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30, 2015
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$93,960	$14,627	$—	$1,308	$109,895
Provision for loan losses	1,333	1,167	—	—	2,500
Noninterest income	42,999	22,038	21,449	22,612	109,098
Noninterest expense	122,165	27,053	16,512	19,549	185,279

Income before taxes	13,461	8,445	4,937	4,371	31,214
Income tax expense	3,731	2,393	1,408	1,231	8,763

Net income	$9,730	$6,052	$3,529	$3,140	$22,451

Average assets	$14,120,000	$2,943,000	$66,000	$991,000	$18,120,000

	Three Months Ended September 30, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$72,893	$13,469	$—	$1,164	$87,526
Provision for loan losses	2,446	2,054	—	—	4,500
Noninterest income	48,385	21,579	33,919	22,592	126,475
Noninterest expense	99,084	21,995	20,913	19,159	161,151

Income before taxes	19,748	10,999	13,006	4,597	48,350
Income tax expense	5,364	2,818	3,350	1,188	12,720

Net income	$14,384	$8,181	$9,656	$3,409	$35,630

Average assets	$11,752,000	$2,744,000	$72,000	$1,070,000	$15,638,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

	Nine Months Ended September 30, 2015
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$252,044	$42,260	$1	$3,308	$297,613
Provision for loan losses	5,545	4,955	—	—	10,500
Noninterest income	142,099	68,469	74,217	69,070	353,855
Noninterest expense	329,951	78,131	52,768	60,806	521,656

Income before taxes	58,647	27,643	21,450	11,572	119,312
Income tax expense	16,037	7,770	5,921	3,154	32,882

Net income	$42,610	$19,873	$15,529	$8,418	$86,430

Average assets	$13,440,000	$2,998,000	$70,000	$952,000	$17,460,000

	Nine Months Ended September 30, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$216,495	$38,248	$(3)	$4,401	$259,141
Provision for loan losses	7,558	6,442	—	—	14,000
Noninterest income	151,843	62,999	102,014	66,584	383,440
Noninterest expense	307,400	67,451	68,862	55,570	499,283

Income before taxes	53,380	27,354	33,149	15,415	129,298
Income tax expense	15,167	7,342	8,883	4,191	35,583

Net income	$38,213	$20,012	$24,266	$11,224	$93,715

Average assets	$12,023,000	$2,287,000	$72,000	$1,539,000	$15,921,000

9.	Acquisition

On May 31, 2015, the Company acquired 100% of the outstanding common shares of Marquette Financial Companies. Marquette was a privately held financial services company with a portfolio of businesses and operated thirteen branches in Arizona and Texas, two national commercial specialty-lending businesses focused on asset-based lending and accounts receivable factoring, as well as an asset-management firm. As a result of the acquisition, the Company expects to increase its presence in Arizona and Texas and supplement the Company’s commercial-banking services with factoring and asset-based lending businesses. As of the close of trading on the Acquisition Date, the beneficial owners of Marquette received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at that date (approximately 3.47 million shares total). The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing stock price of $51.79 on May 29, 2015. The transaction was accounted for using the purchased method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

The following table summarizes the net assets acquired (at fair value) and consideration transferred for Marquette (in thousands, except for per share data):

Fair Value May 31, 2015
Assets
Loans	$980,404
Investment securities	177,694
Cash and due from banks	104,610
Premises and equipment, net	11,508
Identifiable intangible assets	14,881
Other assets	32,356

Total assets acquired	1,321,453

Liabilities
Noninterest-bearing deposits	235,426
Interest-bearing deposits	708,675
Short-term debt	112,133
Long-term debt	89,971
Other liabilities	13,715

Total liabilities assumed	1,159,920

Net identifiable assets acquired	161,533
Preliminary goodwill	18,204

Net assets acquired	$179,737

Consideration:
Company’s common shares issued	3,470
Purchase price per share of the Company’s common stock	$51.79

Fair value of total consideration transferred	$179,737

In the acquisition, the Company purchased $980.4 million of loans at fair value. All non-performing loans and select other classified loan relationships considered by management to be credit impaired are accounted for pursuant to ASC Topic 310-30, as previously discussed within Note 4, “Loans and Allowance for Loan Losses.”

The Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of the Acquisition Date payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that have issued trust preferred securities. The interest rate on the trust preferred securities issued by Marquette Capital Trust II are fixed at 6.30 percent until January 2016, and then reset each quarter at a variable rate tied to the three-month London Interbank Offered Rate (LIBOR) plus 133 basis points thereafter. Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The amount of goodwill arising from the acquisition reflects the Company’s increased market share and related synergies that are expected to result from combining the operations of UMB and Marquette. All of the goodwill was assigned to the Bank segment. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized but will be subject to at least an annual impairment test. As the Company acquired tax deductible goodwill in excess of the amount reported in the consolidated financial statements, the goodwill is expected to be deductible for tax purposes. The fair value of the acquired identifiable intangible assets of $14.9 million is comprised of a core deposit intangible of $11.0 million, customer lists of $2.9 million and non-compete agreements of $1.0 million.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

The fair value of the acquired assets and liabilities noted in the table above is provisional pending receipt of the final valuation for those assets and liabilities. During the provisional period, which may last up to twelve months subsequent to the acquisition date, the Company will obtain additional information to refine the valuation of the acquired assets and liabilities. The Company expects that some adjustments to the fair value of the acquired assets and liabilities will be recorded after September 30, 2015, although such adjustments are not expected to be significant.

The results of Marquette are included in the results of the Company subsequent to the Acquisition Date. For the nine months ended September 30, 2015, acquisition expenses recognized in Noninterest expense in the Company’s Consolidated Statements of Income totaled $6.0 million. This total included $1.4 million of severance in Salaries and employee benefits and $2.8 million in Legal and consulting fees.

The following pro forma information combines the historical results of Marquette and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma information below reflects adjustments made to exclude the impact of acquisition-related expenses of $6.0 million, net accretion of premiums and discounts of $1.3 million, and amortization of acquired identifiable intangibles of $1.4 million during the nine month period ended September 30, 2015. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Marquette during the periods presented.

If the Marquette acquisition had been completed on January 1, 2014, total revenue would have been approximately $669.1 million and $692.4 million for the nine month periods ended September 30, 2015 and September 30, 2014, respectively. Net income would have been approximately $90.3 million and $98.9 million, respectively, for the same periods. Basic earnings per share would have been $1.88 and $2.09 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy Marquette since the Acquisition Date due to the integration of operations shortly after the Acquisition Date. Accordingly, reliable and separate complete revenue and earnings information is no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be objectively made.

10.	Commitments, Contingencies and Guarantees

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit for loans (excluding credit card loans)	$5,838,033	$3,509,841
Commitments to extend credit under credit card loans	2,910,148	2,690,752
Commercial letters of credit	4,655	1,334
Standby letters of credit	378,562	375,003
Futures contracts	1,000	—
Forward foreign exchange contracts	53,766	144,950
Spot foreign exchange contracts	9,460	14,721

11. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed rate assets and liabilities. The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets. This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives		Liability Derivatives
Fair Value	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Interest Rate Products:
Derivatives not designated as hedging instruments	$13,986	$7,138	$14,307	$7,250
Derivatives designated as hedging instruments	753	—	415	285

Total	$14,739	$7,138	$14,722	$7,535

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2015, the Company had two interest rate swaps with a notional amount of $16.1 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2015, the Company had 36 interest rate swaps with an aggregate notional amount of $476.8 million related to this program. During the three and nine months ended September 30, 2015, the Company recognized $125 thousand and $211 thousand of net losses, respectively, related to changes in fair value of these swaps. During the three and nine months ended September 30, 2014, the Company recognized $133 thousand and $185 thousand of net losses, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain (loss) recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability for the three and nine months ended September 30, 2015 and September 30, 2014 (in thousands):

	Amount of (Loss) Gain Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Interest Rate Products

Derivatives not designated as hedging instruments	$(125)	$(133)	$(211)	$(185)

Total	$(125)	$(133)	$(211)	$(185)

Interest Rate Products

Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$(178)	$19	$(172)	$(216)
Fair value adjustments on hedged items	177	(20)	173	197

Total	$(1)	$(1)	$1	$(19)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2015 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $15.0 million. The Company has minimum collateral posting

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

12.	Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at September 30, 2015 Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$702	$702	$—	$—
U.S. Agencies	1,321	—	1,321	—
Mortgage-backed	1,044	—	1,044	—
State and political subdivisions	3,770	—	3,770	—
Trading - other	16,862	16,862	—	—

Trading securities	23,699	17,564	6,135	—

U.S. Treasury	352,568	352,568	—	—
U.S. Agencies	712,483	—	712,483	—
Mortgage-backed	3,415,575	—	3,415,575	—
State and political subdivisions	2,110,684	—	2,110,684	—
Corporates	80,435	80,435	—	—

Available for sale securities	6,671,745	433,003	6,238,742	—
Company-owned life insurance	31,252	—	31,252	—
Bank-owned life insurance	201,213	—	201,213	—
Derivatives	14,739	—	14,739	—

Total	$6,942,648	$450,567	$6,492,081	$—

Liabilities
Deferred compensation	$32,115	$32,115	$—	$—
Contingent consideration liability	31,232	—	—	31,232
Derivatives	14,722	—	14,722	—

Total	$78,069	$32,115	$14,722	$31,232

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

The following table reconciles the beginning and ending balances of the contingent consideration liability for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$53,411	$46,201
Payment of contingent considerations on acquisitions	(18,702)	(13,725)
Contingency reserve	—	14,272
Fair value adjustments	(3,477)	7,511

Ending balance	$31,232	$54,259

During the nine month period ended September 30, 2014, the Company recorded contingency reserve expense of $20.3 million in its Consolidated Statements of Income related to the resolution of the PCM dispute. On June 30, 2014, the Company made a payment of $6.0 million, reducing the remaining contingency reserve to $14.3 million. The settlement agreement amends the original asset purchase agreement dated June 27, 2010, and subsequent to the settlement, the remaining contingency reserve liability has been included in the table above as additional contingent consideration recorded at fair value. Fair value adjustments made subsequent to settlement are included in the table above as fair value adjustments.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

Company-owned Life Insurance Fair value is equal to the cash surrender value of the life insurance policies.

Bank-owned Life Insurance Fair value is equal to the cash surrender value of the life insurance policies.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

conditions necessitate. Potential valuation adjustments are made as future income and expense projections for each acquisition are made which affect the calculation of the related contingent consideration payment. These adjustments are recorded through noninterest expense.

Assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement at September 30, 2015 Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Nine Months Ended September 30
Impaired loans	$21,893	$—	$—	$21,893	$(933)
Other real estate owned	2,520	—	—	2,520	(9)

Total	$24,413	$—	$—	$24,413	$(942)

	Fair Value Measurement at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$5,122	$—	$—	$5,122	$2,345
Other real estate owned	208	—	—	208	—

Total	$5,330	$—	$—	$5,330	$2,345

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows (in millions):

	Fair Value Measurement at September 30, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,285.4	$1,202.4	$83.0	$—	$1,285.4
Securities available for sale	6,671.7	433.0	6,238.7	—	6,671.7
Securities held to maturity	588.5	—	611.4	—	611.4
Other securities	68.4	—	68.4	—	68.4
Trading securities	23.7	17.6	6.1	—	23.7
Loans (exclusive of allowance for loan loss)	9,047.1	—	9,074.0	—	9,074.0
Derivatives	14.7	—	14.7	—	14.7
FINANCIAL LIABILITIES
Demand and savings deposits	13,805.8	13,805.8	—	—	13,805.8
Time deposits	1,255.8	—	1,255.8	—	1,255.8
Other borrowings	1,347.6	1.5	1,346.1	—	1,347.6
Long-term debt	83.5	—	83.8	—	83.8
Derivatives	14.7	—	14.7	—	14.7
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					3.6
Commercial letters of credit					0.2
Standby letters of credit					1.9

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2015 and 2014.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month and nine-month periods ended September 30, 2015. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial statistics appearing elsewhere in this report and the Company’s Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is to expand the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations to diversify its sources of revenue. With diverse sources of revenues, the Company’s exposure to sustained low interest rates is reduced. During the third quarter of 2015, noninterest income decreased $17.4 million, or 13.7 percent, compared to the same period of 2014. This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At September 30, 2015, noninterest income represented 49.8 percent of total revenues, compared to 59.1 percent at September 30, 2014.

The second strategic objective is a focus on net interest income through loan and deposit growth. During the third quarter of 2015, continued progress on this strategy was illustrated by an increase in net interest income of $22.4 million, or 25.6 percent, from the previous year. The Company has continued to show increased net interest income in a historically low rate environment through the effects of increased volume of average earning assets and a low cost of funds in its balance sheet. On May 31, 2015 the merger with Marquette was completed adding earning assets with an acquired value of $1.2 billion to the Company’s balance sheet. Average earning assets increased by $2.3 billion, or 15.5 percent from September 30, 2014. The funding for these assets was driven primarily by a 16.6 percent increase in average interest-bearing liabilities. Average loan balances increased $1.9 billion, or 27.7 percent compared to the same period in 2014. Net interest margin, on a tax-equivalent basis, increased 20 basis points compared to the same period in 2014.

The third strategic objective is a focus on improving operating efficiencies. Over the past quarter, an in-depth review was completed of the organization to identify efficiencies. This company-wide initiative has been designed to simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies among various platforms and distribution networks. The Company has identified a total of $32.9 million in annualized savings to be executed over the coming quarters as a result of employee position eliminations and business process improvements. These savings are discussed further in the Company’s Current Report on Form 8-K filed October 27, 2015. This total does not include the additional cost savings we expect to recognize related to the Marquette integration, or any ongoing efficiencies identified through our normal course of business. The Company continues to invest in technological advances that will help management drive operating efficiencies in the future through improved data analysis and automation. The Company continues to evaluate core systems and will invest in enhancements that will yield operating efficiencies.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, investing in acquisitions, evaluating increased dividends over time and utilizing a share buy-back strategy when appropriate. At September 30, 2015, the Company had $1.9 billion in total shareholders’ equity. This is an increase of $285.5 million, or 17.7 percent, compared to total shareholders’ equity at September 30, 2014. This increase is primarily attributable to the common stock issuance associated with the acquisition of Marquette of $179.7 million at May 31, 2015. At September 30, 2015, the Company had a total risk-based capital ratio of 13.50 percent, which is higher than the 10 percent regulatory minimum to be considered well-capitalized. The Company repurchased 119,690 shares at an average price of $51.57 per share during the first nine months of 2015.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2015. The changes identified in the summary are explained in greater detail below. The Company recorded consolidated net income of $22.5 million for the three-month period ended September 30, 2015, compared to $35.6 million for the same period a year earlier. This represents a 37.0 percent decrease over the three-month period ended September 30, 2014.

Basic earnings per share for the third quarter of 2015 were $0.46 per share ($0.46 per share fully-diluted) compared to $0.79 per share ($0.78 per share fully-diluted) for the third quarter of 2014. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2015 were 0.49 and 4.72 percent, respectively, compared to 0.90 and 8.77 percent for the three-month period ended September 30, 2014.

The Company recorded consolidated net income of $86.4 million for the nine-month period ended September 30, 2015, compared to $93.7 million for the same period a year earlier. This represents a 7.8 percent decrease over the nine-month period ended September 30, 2014. Basic earnings per share for the nine-month period ended September 30, 2015 were $1.85 per share ($1.84 per share fully-diluted) compared to $2.09 per share ($2.06 per share fully-diluted) for the same period in 2014. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2015 were 0.66 and 6.53 percent, respectively, compared to 0.79 and 7.92 percent for the same period in 2014.

Net interest income for the three and nine-month periods ended September 30, 2015 increased $22.4 million, or 25.6 percent, and $38.5 million, or 14.8 percent, respectively, compared to the same periods in 2014. For the three-month period ended September 30, 2015, average earning assets increased by $2.3 billion, or 15.5 percent, and for the nine-month period ended September 30, 2015, they increased by $1.4 billion, or 9.1 percent, compared to the same periods in 2014. Net interest margin, on a tax-equivalent basis, increased to 2.73 percent and 2.60 percent for the three and nine-month periods ended September 30, 2015, compared to 2.53 percent and 2.48 percent for the same periods in 2014. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million at May 31, 2015. Marquette also added interest-bearing liabilities with an acquired value of $910.8 million primarily from interest-bearing deposits of $708.7 million at May 31, 2015.

The provision for loan losses decreased $2.0 million for the three-month period ended September 30, 2015, and $3.5 million for the nine-month period ended September 30, 2015, compared to the same periods in 2014. This decrease is a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased to 0.86 percent as of September 30, 2015. As noted above, the Company added loans with an acquired value of $980.4 million with the acquisition of Marquette. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

Noninterest income decreased by $17.4 million, or 13.7 percent, for the three-month period ended September 30, 2015, and decreased by $29.6 million, or 7.7 percent, for the nine-month period ended September 30, 2015, compared to the same periods one year ago. These changes are discussed in greater detail below under Noninterest Income. Noninterest expense increased by $24.1 million, or 15.0 percent, for the three-month period ended September 30, 2015, and increased by $22.4 million, or 4.5 percent, for the nine-month period ended September 30, 2015, compared to the same periods in 2014. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. As noted above, the impacts of the Marquette acquisition are included in these results. For the three-month period ended September 30, 2015, average earning assets increased by $2.3 billion, or 15.5 percent, and for the nine-month period ended September 30, 2015, they increased by $1.4 billion, or 9.1 percent, compared to the same periods in 2014. Net interest margin, on a tax-equivalent basis, increased to 2.73 percent and 2.60 percent for the three and nine-months periods ended September 30, 2015, compared to 2.53 percent and 2.48 percent for the same periods in 2014.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended September 30, 2015 increased by 18 and 20 basis points, respectively, compared to the same period in 2014. Net interest spread and margin for the nine months ended September 30, 2015 both increased by 12 basis points compared to the same period in 2014. These results are primarily due to a favorable volume variance on loans coupled with a small favorable rate variance. The combined impact of these variances has led to an increase in interest income and an increase in interest expense, or an increase in the Company’s net interest income as compared to results for the same periods in 2014. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.71 percent for the three-month period ended September 30, 2015 and 2.47 percent for the same period in 2014. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.57 percent for the nine-month period ended September 30, 2015 and 2.43 percent for the same period in 2014.

	Three Months Ended September 30,
	2015		2014
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$8,933,775	3.76%	$6,996,363	3.50%
Securities:
Taxable	4,750,122	1.54	4,864,337	1.54
Tax-exempt	2,557,629	2.70	2,128,281	2.80

Total securities	7,307,751	1.95	6,992,618	1.92
Federal funds and resell agreements	83,048	0.84	61,161	0.56
Interest-bearing due from banks	481,575	0.39	501,157	0.34
Other earning assets	36,171	1.04	24,550	0.95

Total earning assets	16,842,320	2.86	14,575,849	2.62
Allowance for loan losses	(78,419)		(77,347)
Other assets	1,356,548		1,139,820

Total assets	$18,120,449		$15,638,322

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,532,814	0.18%	$7,444,093	0.16%
Federal funds and repurchase agreements	1,634,394	0.10	1,347,665	0.11
Borrowed funds	88,468	4.68	5,728	(5.68)

Total interest-bearing liabilities	10,255,676	0.21	8,797,486	0.15
Noninterest-bearing demand deposits	5,800,870		5,060,662
Other liabilities	176,040		167,704
Shareholders’ equity	1,887,863		1,612,470

Total liabilities and shareholders’ equity	$18,120,449		$15,638,322

Net interest spread		2.65%		2.47%
Net interest margin		2.73		2.53

	Nine Months Ended September 30,
	2015		2014
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$8,163,984	3.61%	$6,858,874	3.53%
Securities:
Taxable	4,864,016	1.55	4,862,439	1.56
Tax-exempt	2,407,653	2.72	2,114,251	2.87

Total securities	7,271,669	1.94	6,976,690	1.96
Federal funds and resell agreements	62,326	0.81	40,461	0.55
Interest-bearing due from banks	665,667	0.35	934,532	0.29
Other earning assets	34,507	1.51	33,257	1.46

Total earning assets	16,198,153	2.71	14,843,814	2.57
Allowance for loan losses	(77,560)		(76,100)
Other assets	1,339,262		1,153,074

Total assets	$17,459,855		$15,920,788

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$8,023,331	0.17%	$7,511,115	0.16%
Federal funds and repurchase agreements	1,686,766	0.11	1,534,966	0.11
Borrowed funds	49,169	4.43	5,735	1.24

Total interest-bearing liabilities	9,759,266	0.18	9,051,816	0.16
Noninterest-bearing demand deposits	5,655,878		5,126,660
Other liabilities	274,845		160,140
Shareholders’ equity	1,769,866		1,582,172

Total liabilities and shareholders’ equity	$17,459,855		$15,920,788

Net interest spread		2.53%		2.41%
Net interest margin		2.60		2.48

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $808.3 million for the three-month period and $646.9 million for the nine-month period ended September 30, 2015 compared to the same periods in 2014, the benefit from interest free funds was relatively flat in the three-month and nine-month periods due to decreases in interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2015 and 2014			September 30, 2015 and 2014
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$18,365	$4,685	$23,050	$35,221	$4,248	$39,469
Securities:
Taxable	(445)	59	(386)	18	(415)	(397)
Tax-exempt	2,200	(625)	1,575	5,040	(2,648)	2,392
Federal funds sold and resell agreements	46	42	88	132	79	211
Interest-bearing due from banks	(19)	68	49	(711)	457	(254)
Trading	31	5	36	(4)	(4)	(8)

Interest income	20,178	4,234	24,412	39,696	1,717	41,413
Change in interest incurred on:
Interest-bearing deposits	493	355	848	666	601	1,267
Federal funds purchased and repurchase agreements	75	(6)	69	125	(29)	96
Other borrowed funds	976	150	1,126	1,441	137	1,578

Interest expense	1,544	499	2,043	2,232	709	2,941

Net interest income	$18,634	$3,735	$22,369	$37,464	$1,008	$38,472

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Average earning assets	$16,842,320	$14,575,849	$2,266,471	$16,198,153	$14,843,814	$1,354,339
Interest-bearing liabilities	10,255,676	8,797,486	1,458,190	9,759,266	9,051,816	707,450

Interest-free funds	$6,586,644	$5,778,363	$808,281	$6,438,887	$5,791,998	$646,889

Free funds ratio (free funds to earning assets)	39.11%	39.64%	(0.53)%	39.75%	39.02%	0.73%

Tax-equivalent yield on earning assets	2.86	2.62	0.24	2.71	2.57	0.14
Cost of interest-bearing liabilities	0.21	0.15	0.06	0.18	0.16	0.02

Net interest spread	2.65	2.47	0.18	2.53	2.41	0.12
Benefit of interest-free funds	0.08	0.06	0.02	0.07	0.07	0.00

Net interest margin	2.73%	2.53%	0.20%	2.60%	2.48%	0.12%

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

Based on the factors above, management of the Company expensed $2.5 million and $10.5 million related to the provision for loan losses for the three and nine-month periods ended September 30, 2015, compared to $4.5 million and $14.0 million for the same periods in 2014. As illustrated in Table 3 below, the ALL decreased to 0.86 percent of total loans as of September 30, 2015, compared to 1.09 percent of total loans as of the same period in 2014. As mentioned above, these results include the impact of the acquisition of Marquette.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2015 and 2014, and for the year ended December 31, 2014. Net charge-offs were $8.6 million for the first nine months of 2015, compared to $11.4 million for the same period in 2014. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2015	2014	2014
Allowance-January 1	$76,140	$74,751	$74,751
Provision for loan losses	10,500	14,000	17,000

Charge-offs:
Commercial	(4,624)	(4,980)	(7,307)
Consumer:
Credit card	(6,525)	(7,751)	(10,104)
Other	(888)	(1,130)	(1,323)
Real estate	(168)	(238)	(259)

Total charge-offs	(12,205)	(14,099)	(18,993)

Recoveries:
Commercial	1,387	664	848
Consumer:
Credit card	1,401	1,413	1,803
Other	582	562	687
Real estate	225	25	44

Total recoveries	3,595	2,664	3,382

Net charge-offs	(8,610)	(11,435)	(15,611)

Allowance-end of period	$78,030	$77,316	$76,140

Average loans, net of unearned interest	$8,162,798	$6,857,813	$6,974,246
Loans at end of period, net of unearned interest	9,046,126	7,103,163	7,465,794
Allowance to loans at end of period	0.86%	1.09%	1.02%
Allowance as a multiple of net charge-offs	6.78x	5.06x	4.88x
Net charge-offs to:
Provision for loan losses	82.00%	81.68%	91.83%
Average loans	0.14	0.22	0.22

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based businesses are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based businesses provide the opportunity to offer multiple products and services, which management believes will more closely align the customer with the Company. The Company is currently emphasizing fee-based businesses including trust and securities processing, bankcard, brokerage, healthcare services, and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most share common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Trust and securities processing	$65,182	$74,062	$(8,880)	(12.0)%
Trading and investment banking	2,969	3,826	(857)	(22.4)
Service charges on deposits	21,663	21,634	29	0.1
Insurance fees and commissions	480	911	(431)	(47.3)
Brokerage fees	2,958	3,276	(318)	(9.7)
Bankcard fees	17,624	17,121	503	2.9
Gains on sales of securities available for sale, net	101	26	75	288.5
Equity (loss) earnings on alternative investments	(5,032)	2,470	(7,502)	(>100.0)
Other	3,153	3,149	4	0.1

Total noninterest income	$109,098	$126,475	$(17,377)	(13.7)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Trust and securities processing	$199,862	$218,982	$(19,120)	(8.7)%
Trading and investment banking	14,659	14,558	101	0.7
Service charges on deposits	64,829	63,819	1,010	1.6
Insurance fees and commissions	1,636	2,246	(610)	(27.2)
Brokerage fees	8,748	8,166	582	7.1
Bankcard fees	51,842	49,929	1,913	3.8
Gains on sales of securities available for sale, net	8,404	4,065	4,339	106.7
Equity (loss) earnings on alternative investments	(6,999)	8,462	(15,461)	(>100.0)
Other	10,874	13,213	(2,339)	(17.7)

Total noninterest income	$353,855	$383,440	$(29,585)	(7.7)%

Fee-based, or noninterest income (summarized in Table 4), decreased by $17.4 million, or 13.7 percent, during the three months ended September 30, 2015, and decreased by $29.6 million, or 7.7 percent, during the nine months ended September 30, 2015, compared to the same periods in 2014. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets. The decrease in these fees for the three and nine-month periods compared to the same periods last year was primarily due to changes in three categories of income. Advisory fee income from the Scout Funds for the three and nine-month periods ended September 30, 2015, decreased by $10.4 million, or 44.7 percent, and $27.8 million, or 38.2 percent, respectively, compared to the same periods in 2014, due to changes in the underlying assets under management for the respective periods. The mix of assets under management in the Institutional Investment Management segment has shifted to a higher percentage of fixed income versus equity as of September 30, 2015 compared to September 30, 2014. The decrease was offset by increases in the other two categories. Institutional and personal investment management services fees for the three and nine-month periods ended September 30, 2015, increased by $1.0 million, or 3.9 percent, and $4.7 million, or 6.6 percent, respectively. Fund administration and custody services fees for the three and nine-month periods ended September 30, 2015, increased by $0.2 million, or 0.7 percent, and $2.7 million, or 4.1 percent, respectively, due to an increase in the underlying assets under administration. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended September 30, 2015 decreased $0.9 million, or 22.4 percent, while for the nine-month period they increased $0.1 million, or 0.7 percent. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposits for the three and nine-month periods ended September 30, 2015, were flat and increased $1.0 million, or 1.6 percent, respectively. The increase was driven by higher institutional and healthcare service charges.

Bankcard fees for the three and nine-month periods ended September 30, 2015, increased $0.5 million, or 2.9 percent, and increased $1.9 million, or 3.8 percent, respectively. These increases were driven by higher interchange income.

During the three and nine-month periods ended September 30, 2015, $0.1 million and $8.4 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $26 thousand and $4.1 million for the same periods in 2014. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

During the three and nine-month periods ended September 30, 2015, losses of $5.0 million and $7.0 million, respectively, were recognized on equity earnings on alternative investments on PCM investments, compared to gains of $2.5 million and $8.5 million, respectively, for the same periods in 2014 due to decreases in the underlying fund investments.

Other noninterest income for the three and nine-month period ended September 30, 2015, was flat and decreased $2.3 million, or 17.7 percent, respectively, primarily driven by a $2.8 million gain on the sale of a branch property recognized in 2014.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Salaries and employee benefits	$104,733	$90,041	$14,692	16.3%
Occupancy, net	11,748	10,475	1,273	12.2
Equipment	17,228	13,408	3,820	28.5
Supplies and services	5,371	4,817	554	11.5
Marketing and business development	5,766	6,057	(291)	(4.8)
Processing fees	12,795	14,085	(1,290)	(9.2)
Legal and consulting	8,648	4,496	4,152	92.3
Bankcard	5,266	4,097	1,169	28.5
Amortization of other intangible assets	3,483	3,043	440	14.5
Regulatory fees	3,176	2,577	599	23.2
Contingency reserve	—	—	—	—
Other	7,065	8,055	(990)	(12.3)

Total noninterest expense	$185,279	$161,151	$24,128	15.0%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Salaries and employee benefits	$302,855	$268,454	$34,401	12.8%
Occupancy, net	32,070	29,885	2,185	7.3
Equipment	46,810	38,991	7,819	20.1
Supplies and services	14,299	15,008	(709)	(4.7)
Marketing and business development	16,914	16,966	(52)	(0.3)
Processing fees	38,232	42,553	(4,321)	(10.2)
Legal and consulting	18,943	12,500	6,443	51.5
Bankcard	14,987	12,782	2,205	17.3
Amortization of other intangible assets	8,807	9,219	(412)	(4.5)
Regulatory fees	8,805	7,802	1,003	12.9
Contingency reserve	—	20,272	(20,272)	(100.0)
Other	18,934	24,851	(5,917)	(23.8)

Total noninterest expense	$521,656	$499,283	$22,373	4.5%

Noninterest expense increased by $24.1 million, or 15.0 percent, for the three months ended September 30, 2015, and $22.4 million, or 4.5 percent, compared to the same period in 2014. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $14.7 million, or 16.3 percent, and increased $34.4 million, or 12.8 percent, for the three and nine months ended September 30, 2015 compared to the same period in 2014. These increases are due to increases in salaries and wages of $10.9 million, or 19.2 percent, and $23.1 million, or 14.1 percent, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. Commissions and bonuses increased $5.2 million, or 27.7 percent, and $10.3 million, or 18.5 percent, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. Employee benefits expense decreased $1.5 million, or 10.2 percent, and increased $1.0 million, or 2.0 percent, for the nine month period ended

September 30, 2015, compared to the same periods in 2014. The Marquette acquisition contributed approximately $10.8 million and $14.2 million of salary and employee benefits expense for the respective three and nine month periods of 2015. Included in these numbers is acquisition related severance expense of $1.4 million for both the three and nine month periods of 2015. Additionally, non-acquisition related severance expense contributed $0.9 million and $1.3 million for the respective three and nine month periods of 2015.

Equipment expense increased $3.8 million, or 28.5 percent, and $7.8 million, or 20.1 percent, for the three and nine months ended September 30, 2015 compared to the same period in 2014. The increases in both periods are due to increased computer hardware and software expenses related to investments for regulatory requirements, cyber security and the ongoing modernization of our core systems

Processing fees expense decreased $1.3 million, or 9.2 percent, and $4.3 million, or 10.2 percent, for the three and nine months ended September 30, 2015 compared to the same period in 2014. The decreases in both periods are due to decreased fees paid by the advisor to distributors of the Scout Funds.

Legal and consulting expense increased $4.2 million, or 92.3 percent, and $6.4 million, or 51.5 percent, for the three and nine months ended September 30, 2015 compared to the same period in 2014. This increase was driven by $1.9 million and $2.8 million in acquisition related expense for the respective three and nine month periods of 2015. The increases in both periods is also related to increased consulting expense from technology projects.

Total acquisition expenses recognized in noninterest expense during the third quarter totaled $4.5 million and totaled $6.0 million for the first nine months of 2015.

Income Tax Expense

The Company’s effective tax rate is 27.6 percent for the nine months ended September 30, 2015, compared to 27.5 percent for the same period in 2014 after retrospectively applying ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.”

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$93,960	$72,893	$21,067	28.9%
Provision for loan losses	1,333	2,446	(1,113)	(45.5)
Noninterest income	42,999	48,385	(5,386)	(11.1)
Noninterest expense	122,165	99,084	23,081	23.3

Income before taxes	13,461	19,748	(6,287)	(31.8)
Income tax expense	3,731	5,364	(1,633)	(30.4)

Net income	$9,730	$14,384	$(4,654)	(32.4)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$252,044	$216,495	$35,549	16.4%
Provision for loan losses	5,545	7,558	(2,013)	(26.6)
Noninterest income	142,099	151,843	(9,744)	(6.4)
Noninterest expense	329,951	307,400	22,551	7.3

Income before taxes	58,647	53,380	5,267	9.9
Income tax expense	16,037	15,167	870	5.7

Net income	$42,610	$38,213	$4,397	11.5%

Bank net income increased by $4.4 million, or 11.5 percent, to $42.6 million for the nine-month period ended September 30, 2015, compared to the same period in 2014. Net interest income increased $35.5 million, or 16.4 percent, for the nine-month period ended September 30, 2015, compared to the same period in 2014, driven by strong loan growth and the acquisition of Marquette. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million at May 31, 2015. Provision for loan losses decreased by $2.0 million, due to characteristics of the loan portfolio driving a decreased allowance for loan loss reserve for this segment. Noninterest income decreased $9.7 million, or 6.4 percent, over the same period in 2014 driven by decreased unrealized gains on PCM equity method investments of $15.5 million, and a decrease in other noninterest income of $2.3 million. The decrease in other noninterest income is primarily due to a gain on the sale of a branch property of $2.8 million in 2014. These decreases were offset by increases of $4.3 million in securities gains and $4.6 million in trust and securities processing income due to an increase in asset values and new business generated during the current year compared to the same period last year.

Noninterest expense increased $22.6 million, or 7.3 percent, to $330.0 million for the nine-month period ended September 30, 2015, compared to the same period in 2014. The increase in noninterest expense is primarily due to an increase of $21.5 million in salaries and benefits, of which $14.2 million was related to the acquisition of Marquette. Additional increases included $16.0 million in increased staffing, technology, and occupancy expenses as compared to the same period last year, an increase of $3.5 million in legal and consulting expense driven by acquisition expenses related to the Marquette merger, and an increase of $2.0 million related to operational losses recorded during the period. These increases are partially offset by a $20.3 million contingency reserve recorded in 2014. On September 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. A contingency reserve of $20.3 million was recorded in 2014 related to the settlement.

Table 7

Payment Solutions Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$14,627	$13,469	$1,158	8.6%
Provision for loan losses	1,167	2,054	(887)	(43.2)
Noninterest income	22,038	21,579	459	2.1
Noninterest expense	27,053	21,995	5,058	23.0

Income before taxes	8,445	10,999	(2,554)	(23.2)
Income tax expense	2,393	2,818	(425)	(15.1)

Net income	$6,052	$8,181	$(2,129)	(26.0)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$42,260	$38,248	$4,012	10.5%
Provision for loan losses	4,955	6,442	(1,487)	(23.1)
Noninterest income	68,469	62,999	5,470	8.7
Noninterest expense	78,131	67,451	10,680	15.8

Income before taxes	27,643	27,354	289	1.1
Income tax expense	7,770	7,342	428	5.8

Net income	$19,873	$20,012	$(139)	(0.7)%

For the nine-month period ended September 30, 2015, Payment Solutions net income decreased $0.1 million, or 0.7 percent, to $19.9 million compared to the same period in 2014. Net interest income increased $4.0 million, or 10.5 percent and provision for loan losses decreased $1.5 million for the nine months ended September 30, 2015, compared to the same period in 2014. Noninterest income increased $5.5 million, or 8.7 percent, driven by an increase in deposit service charges of $3.1 million due to increases in health savings account and corporate services income and an increase of $1.7 million in card services income due to increased interchange fees.

Noninterest expense increased by $10.7 million, or 15.8 percent, primarily due to increases of $3.4 million in salaries and benefits, $2.2 million in bankcard expense, $1.1 million in processing fees, and $4.0 million in increased staffing, technology, and occupancy expenses compared to the same period last year.

Table 8

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$—	$—	$—	—%
Provision for loan losses	—	—	—	—
Noninterest income	21,449	33,919	(12,470)	(36.8)
Noninterest expense	16,512	20,913	(4,401)	(21.0)

Income before taxes	4,937	13,006	(8,069)	(62.0)
Income tax expense	1,408	3,350	(1,942)	(58.0)

Net income	$3,529	$9,656	$(6,127)	(63.5)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$1	$(3)	$4	>100.0%
Provision for loan losses	—	—	—	—
Noninterest income	74,217	102,014	(27,797)	(27.2)
Noninterest expense	52,768	68,862	(16,094)	(23.4)

Income before taxes	21,450	33,149	(11,699)	(35.3)
Income tax expense	5,921	8,883	(2,962)	(33.3)

Net income	$15,529	$24,266	$(8,737)	(36.0)%

For the nine months ended September 30, 2015, Institutional Investment Management net income decreased $8.7 million, or 36.0 percent, compared to the same period last year. Noninterest income decreased $27.8 million, or 27.2 percent, due to a $27.8 million decrease in advisory fees from the Scout Funds, which is driven by changes in assets under management. Scout assets under management totaled $28.0 billion as of September 30, 2015 compared to $30.6 billion for the same period in 2014. Additionally, the mix of assets under management in Scout has shifted between the two periods from 59 percent fixed income and 41 percent equity as of September 30, 2014 to 76 percent fixed income and 24 percent equity as of September 30, 2015. The decrease in noninterest expense of $16.1 million, or 23.4 percent, over the prior year was primarily due to a decrease of $7.5 million in fees paid by the advisor to third-party distributors of the Scout Funds, a $5.7 million decrease in contingent consideration liabilities, and a decrease of $2.0 million in salaries and benefits.

Table 9

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$1,308	$1,164	$144	12.4%
Provision for loan losses	—	—	—	—
Noninterest income	22,612	22,592	20	0.1
Noninterest expense	19,549	19,159	390	2.0

Income before taxes	4,371	4,597	(226)	(4.9)
Income tax expense	1,231	1,188	43	3.6

Net income	$3,140	$3,409	$(269)	(7.9)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$3,308	$4,401	$(1,093)	(24.8)%
Provision for loan losses	—	—	—	—
Noninterest income	69,070	66,584	2,486	3.7
Noninterest expense	60,806	55,570	5,236	9.4

Income before taxes	11,572	15,415	(3,843)	(24.9)
Income tax expense	3,154	4,191	(1,037)	(24.7)

Net income	$8,418	$11,224	$(2,806)	(25.0)%

For the nine months ended September 30, 2015, Asset Servicing net income decreased $2.8 million, or 25.0 percent, to $8.4 million as compared to the same period last year. Net interest income decreased $1.1 million compared to last year. Noninterest income increased $2.5 million, or 3.7 percent, due to a $2.7 million, or 4.1 percent, increase in fee income driven primarily by new business added in alternative investment and fund administration services. As of September 30, 2015, assets under administration totaled $192.0 billion compared to $198.8 billion at September 30, 2014. For the nine months ended September 30, 2015, noninterest expense increased $5.2 million, or 9.4 percent, as compared to the same period last year, primarily due to increases of $2.3 million in salaries and benefits, $0.7 million in occupancy expenses, and $0.6 million in processing fees as compared to last year.

Balance Sheet Analysis

Total assets of the Company increased by $1.1 billion, or 6.3 percent, as of September 30, 2015, compared to December 31, 2014, primarily due to an increase in loan balances of $1.6 billion, or 21.2 percent, offset by a decrease in due from Federal Reserve balances of $651.7 million, or 48.5 percent.

Total assets of the Company increased $2.3 billion as of September 30, 2015, or 14.2 percent, compared to September 30, 2014, primarily due to an increase in loan balances of $1.9 billion, or 27.4 percent, and an increase in investment securities balances of $251.5 million, or 3.5 percent.

The overall increase in total assets from September 30, 2014 and December 31, 2014 to September 30, 2015 is directly related to the acquisition of Marquette and loan growth from legacy UMB channels. The Marquette acquisition added total assets with an acquired value of $1.3 billion including $980.4 million in loan balances at May 31, 2015. Loans originated through the legacy Marquette channels totaled $1.0 billion at September 31, 2015.

Table 10

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2015	2014	2014
Total assets	$18,597,965	$16,284,028	$17,500,960
Loans, net of unearned interest	9,047,139	7,103,163	7,466,418
Total investment securities	7,352,293	7,100,746	7,285,667
Interest-bearing due from banks	847,077	986,428	1,539,386
Total earning assets	17,267,241	15,179,994	16,333,436
Total deposits	15,061,559	12,753,437	13,616,859
Total borrowed funds	1,431,134	1,718,876	2,033,942

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $1.6 billion, or 21.2 percent, to $9.0 billion at September 30, 2015 compared to December 31, 2014. A significant driver in the increases in loans was the acquisition of Marquette and its loan portfolio which totaled $1.0 billion at September 30, 2015. Compared to December 31, 2014, commercial real estate loans increased $625.6 million, or 33.5 percent, commercial loans increased $273.4 million, or 7.2 percent, asset based loans increased $218.7 million, or 100.0 percent, residential real estate loans increased $154.6 million, or 48.3 percent, construction real estate loans increased $111.1 million, or 43.4 percent, and factoring loans increased $106.0 million, or 100 percent. The acquired Marquette loans and loans originated through the legacy Marquette channels had an actual balance at September 30, 2015 of $1.0 billion. This total includes $318.2 million in commercial real estate loans, $218.7 million in asset based loans, $111.7 million in commercial loans, $107.8 million in residential real estate loans, and $106.0 million in factoring loans,. The remaining increase in loans of $0.6 billion compared to December 31, 2014 is related to the loans originated through the legacy UMB channels. This increase is driven by an increase in commercial real estate loans of $307.4 million and a $161.7 million increase in commercial loans.

Total loan balances increased $1.9 billion, or 27.4 percent, compared to September 30, 2014. Loans acquired through the acquisition of Marquette totaled $1.0 billion at September 30, 2015. Compared to September 30, 2014, commercial real estate loans increased $685.0 million, or 37.9 percent, commercial loans increased $548.1 million, or 15.5 percent, asset based loans increased $218.7 million, or 100.0 percent, residential real estate loans increased $157.6 million, or 49.7 percent, construction real estate loans increased $121.3 million, or 49.4 percent, and factoring loans increased $106.0 million, or 100 percent. The remaining increase in loans of $0.9 billion compared to September 30, 2014 is related to the loans originated through the legacy UMB channels. This increase was driven by an increase in commercial loans of $436.5 million and an increase in commercial real estate loans of $366.8 million. The increase in total loans not related to the Marquette acquisition is driven by the Company’s focus on generating higher-yielding assets by shifting assets from the securities portfolio to the loan portfolio.

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

Investment securities totaled $7.4 billion at September 30, 2015 compared to $7.3 billion at December 31, 2014 and $7.1 billion at September 30, 2014. The Marquette acquisition added securities with an acquired value of $177.7 million at May 31, 2015. Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of security holdings. Investment securities comprised 42.6 percent, 44.6 percent, and 46.8 percent of the earning assets as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively. There were $5.3 billion of these securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and repurchase agreements at September 30, 2015. Of this amount, securities with a market value of $1.7 billion at September 30, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

Investment securities had an average tax-equivalent yield of 1.94 percent for the first nine months of 2015 compared to 1.96 percent for the same period in 2014. The average life of the available for sale securities portfolio was 44.2 months at September 30, 2015 compared to 43.6 months at December 31, 2014 and 45.2 months at September 30, 2014. The decrease in average life from September 30, 2014 was primarily related to the Company’s strategy to gradually lower the market value sensitivity of the portfolio as well as to better position the portfolio for a rising interest rate environment. The increase in average life from December 31, 2014 to September 30, 2015 is related to investing in securities with average lives longer than the average life of the portfolio in order to maintain the portfolio’s current level of market value sensitivity.

Deposits and Borrowed Funds

Deposits increased $1.4 billion, or 10.6 percent, from December 31, 2014 to September 30, 2015 and increased $2.3 billion, or 18.1 percent, from September 30, 2014 to September 30, 2015. The acquisition of Marquette added deposits totaling $881.9 million at September 30, 2015. Total noninterest-bearing deposits increased $614.0 million from December 31, 2014 and $790.1 million from September 30, 2014. Noninterest-bearing deposits acquired from Marquette totaled $233.3 million as of September 30, 2015. Total interest-bearing deposits increased $830.7 million from December 31, 2014, and increased $1.5 billion compared to September 30, 2014. Interest-bearing deposits acquired from Marquette totaled $648.7 million as of September 30, 2015.

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

Long-term debt increased $74.7 million from December 31, 2014 and increased $76.5 million from September 30, 2014. As part of the Marquette acquisition, the Company assumed long-term debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that have issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $103.1 million and had an aggregate fair value of $65.5 million as of May 31, 2015. The interest rate on the trust preferred securities issued by Marquette Capital Trust II are fixed at 6.30 percent per year until January 2016, and then at a variable rate tied to the three-month LIBOR rate plus 133 basis points thereafter. Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.3 billion at September 30, 2015, compared to $2.0 billion at December 31, 2014, and $1.7 billion at September 30, 2014. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $1.9 billion at September 30, 2015, a $257.1 million increase compared to December 31, 2014, and a $285.5 million increase compared to September 30, 2014. This increase is primarily attributable to the common stock issuance of $179.7 million on May 31, 2015 associated with the acquisition of Marquette.

The Company’s Board of Directors authorized, at its April 28, 2015 and April 22, 2014 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2015 and 2014, the Company acquired 119,690 shares and 64,278 shares under the 2015 and 2014 plans, respectively, of its common stock. The Company has not made any purchases other than through these plans.

On October 27, 2015, the Board of Directors declared a dividend of $0.245 per share. The dividend will be paid on January 4, 2016 to shareholders of record on December 10, 2015.

The Company is a member bank of the FHLB of Des Moines, FHLB of San Francisco, and FHLB of Dallas. The Company became a member bank with the FHLB of Des Moines in March 2014, and through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had $629.8 million of HELOC loans pledged at the FHLB, which were unencumbered as of September 30, 2015, that would allow the Company to borrow up to $541.5 million. The Company had no outstanding FHLB advances at FHLB of Des Moines as of September 30, 2015. As part of the Marquette acquisition, the Company acquired stock in the FHLB of San Francisco and the FHLB of Dallas. This stock had a balance of $1.4 million as of September 30, 2015. Additionally, $15.0 million of FHLB San Francisco advances were acquired at May 31, 2015. The FHLB of San Francisco advances totaled $15.0 million at September 30, 2015 and have maturity dates between September 2016 and September 2020.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. Effective January 1, 2015, the Company implemented the Basel III regulatory capital rules issued by the Federal Reserve in July 2013. Basel III capital rules increase minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent in addition to the minimum tier 1 capital ratio of 6 percent. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of tier 1 core capital, and the remainder may be tier 2 supplementary capital. The Basel III regulatory capital rules include transitional periods for various components of the rule that require full compliance for the Company by January 1, 2019 including a capital conservation buffer of 2.5 percent of risk-weighted assets for which the transitional period begins on January 1, 2016.

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

Table 11

	Three Months Ended September 30,		Nine Months Ended September 30,
RATIOS	2015	2014	2015	2014
Tier 1 risk-based capital ratio	12.51%	13.72%	12.51%	13.72%
Common equity tier 1 capital ratio	12.39	N/A	12.39	N/A
Total risk-based capital ratio	13.50	14.51	13.50	14.51
Leverage ratio	9.27	8.90	9.27	8.90
Return on average assets	0.49	0.90	0.66	0.79
Return on average equity	4.72	8.77	6.53	7.92
Average equity to assets	10.42	10.31	10.14	9.94

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per Share Data	2015	2014	2015	2014
Earnings basic	$0.46	$0.79	$1.85	$2.09
Earnings diluted	0.46	0.78	1.84	2.06
Cash dividends	0.235	0.225	0.705	0.675
Dividend payout ratio	51.09%	28.48%	38.11%	32.30%
Book value	$38.56	$35.51	$38.56	$35.51

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. Please see Note 10, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for detailed information on these arrangements.

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates all of the Company’s assets and liabilities together with assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 300 basis point upward or a 100 basis point downward gradual change (e.g. ramp) and immediate change (e.g. shock) of market interest rates over a two year period. In ramp scenarios, rates change gradually for a one year period and remain constant in year two. In shock scenarios, rates change immediately and the change is sustained for the remainder of the two year scenario horizon. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 12 shows the net interest income increase or decrease over the next twelve months as of September 30, 2015 and 2014 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 12

MARKET RISK (unaudited, dollars in thousands)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
(basis points)	September 30, 2015 Amount of change	September 30, 2014 Amount of change	September 30, 2015 Amount of change	September 30, 2014 Amount of change

300	$22,347	$24,077	$70,185	$67,253

200	14,665	16,283	47,490	46,188

100	7,142	8,967	24,268	24,242
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
(basis points)	September 30, 2015 Amount of change	September 30, 2014 Amount of change	September 30, 2015 Amount of change	September 30, 2014 Amount of change

300	$46,507	$55,905	$88,248	$89,985

200	30,669	35,529	59,950	59,656

100	15,509	20,115	31,483	32,807
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

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

Trading Account

The Company’s subsidiary, UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $23.7 million as of September 30, 2015, $27.2 million as of December 31, 2014 and $31.8 million as of September 30, 2014.

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

Other Market Risk

The Company does have minimal foreign currency risk as a result of foreign exchange contracts. See Note 10, “Commitments, Contingencies and Guarantees” in the notes to the Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $17.3 million to $50.0 million at September 30, 2015, compared to September 30, 2014 and increased $22.6 million, compared to December 31, 2014.

The Company had $2.6 million and $1.4 million of other real estate owned as of September 30, 2015 and 2014, respectively, and $0.4 million of other real estate owned as of December 31, 2014. Loans past due more than 90 days totaled $2.6 million as of September 30, 2015, compared to $4.7 million at September 30, 2014 and $3.8 million as of December 31, 2014.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $35.3 million of restructured loans at September 30, 2015, $10.2 million at September 30, 2014, and $9.3 million at December 31, 2014.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2015	2014	2014
Nonaccrual loans	$33,259	$23,204	$18,660
Restructured loans on nonaccrual	16,696	9,458	8,722

Total nonperforming loans	49,955	32,662	27,382
Other real estate owned	2,586	1,369	394

Total nonperforming assets	$52,541	$34,031	$27,776

Loans past due 90 days or more	$2,552	$4,678	$3,830
Restructured loans accruing	18,591	708	583
Allowance for loan losses	78,030	77,316	76,140
Ratios
Nonperforming loans as a percent of loans	0.55%	0.46%	0.37%
Nonperforming assets as a percent of loans plus other real estate owned	0.58	0.48	0.37
Nonperforming assets as a percent of total assets	0.28	0.21	0.16
Loans past due 90 days or more as a percent of loans	0.03	0.07	0.05
Allowance for loan losses as a percent of loans	0.86	1.09	1.02
Allowance for loan losses as a multiple of nonperforming loans	1.56x	2.37x	2.78x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. The Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments and maturity of assets, which include $7.3 billion of high-quality securities available for sale and held to maturity. Securities available for sale with a market value of $5.3 billion at September 30, 2015 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and repurchase agreements. Of this amount, securities with a market value of $1.7 billion at September 30, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The liquidity of the Company is also enhanced by its activity in the federal funds market and by its core deposits. Neither the Company nor its subsidiaries are active in the debt market. The traditional funding source for the Company’s subsidiary banks has been core deposits. The Company may issue debt or equity to raise funds in the future.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2015 was $9.1 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at September 30, 2015.

The Company is a member bank of the FHLB. The Company owns $11.4 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. As part of the Marquette acquisition, the Company acquired advances with the FHLB of San Francisco with a balance of $15.0 million as of September 30, 2015 with maturity dates ranging from 2016 to 2020. Additionally, the Company has access to borrow up to $541.5 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of September 30, 2015.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2015.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2015	10,977	$55.98	10,977	1,988,172

August 1-August 31, 2015	2,840	51.20	2,840	1,985,332

September 1-September 30, 2015	655	51.85	655	1,984,677

Total	14,472	$54.85	14,472

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

Date: November 3, 2015